Form 10QSB
period 1996-06-30
FIRST MIDWEST FINANCIAL INC
filed 1996-08-12
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140


                          FIRST MIDWEST FINANCIAL, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      42-1406262
           --------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                      Fifth at Erie, Storm Lake, Iowa 50588
                      -------------------------------------
                    (Address of principal executive offices)

                                 (712) 732-4117
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [ X ]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class:                                        Outstanding at June 30, 1996:
     ------                                        -----------------------------
Common Stock, $.01 par value                          1,778,577 Common Shares

Transitional Small Business Disclosure Format: Yes [   ]   No [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                   FORM 10-QSB

                                      INDEX



Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                    as of June 30, 1996 and September 30, 1995

                  Consolidated Statements of Income for the
                    Three Months and Nine Months Ended June 30,
                    1996 and 1995

                  Consolidated Statement of Stockholders' Equity for the
                    Nine Months Ended June 30, 1996

                  Consolidated Statements of Cash Flows for the
                    Nine Months Ended June 30, 1996 and 1995

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Part II.  Other Information


      Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    FIRST MIDWEST FINANCIAL, INC.
                                          AND SUBSIDIARIES
                           Consolidated Statements of Financial Condition

                                                                 June 30, 1996       September 30, 1995
                                                                 -------------       ------------------
Assets

Cash and cash equivalents                                        $  18,159,622         $   4,615,712
Securities available-for-sale, amortized cost of
  $48,865,127 and $48,661,536                                       48,315,224            48,829,103
Mortgage-backed securities available-for-sale,
  amortized cost of $37,631,323 and $20,658,949                     37,815,732            21,402,989
Loans receivable - net of allowances of $1,811,535
  and $1,649,520                                                   222,761,161           178,551,501
Real estate owned - net of allowances of $20,000 and $0                112,773                48,418
Accrued interest receivable                                          3,560,066             2,745,747
Federal Home Loan Bank stock                                         5,524,700             3,915,300
Premises and equipment, net                                          2,707,641             1,976,647
Excess of cost over net assets acquired                              2,578,788             1,689,776
Other assets                                                           558,973               438,030
                                                                 -------------         -------------
         Total Assets                                            $ 342,094,680         $ 264,213,223
                                                                 =============         =============
Liabilities and Stockholders' Equity
        Liabilities
Deposits                                                         $ 203,913,766         $ 171,792,997
Advances from Federal Home Loan Bank                                93,290,539            51,098,388
Securities sold under agreements to repurchase                       1,979,918             1,149,918
Advances from borrowers for taxes and insurance                        596,784               501,522
Accrued interest payable                                             1,087,473               788,008
Other liabilities                                                    2,197,608               869,694
                                                                 -------------         -------------
         Total Liabilities                                         303,066,088           226,200,527
                                                                 -------------         -------------
Commitments and contingencies                                             --                    --

         Stockholders' Equity

Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding                                                   --                    --
Common stock, $.01 par value, 5,200,000 shares
  authorized, 1,990,495 and 1,991,453 issued                            19,905                19,915
Additional paid-in capital                                          19,494,430            19,310,045
Unrealized gain (loss) on securities available-for-sale,
  net of deferred income tax                                          (227,743)              571,564
Less: Obligation under employee stock ownership plan                  (811,700)             (967,200)
Less: Treasury stock, 211,918 and 197,428 shares, at cost           (3,331,780)           (3,002,207)
Retained earnings                                                   23,885,480            22,080,579
                                                                 -------------         -------------
         Total Stockholders' Equity                                 39,028,592            38,012,696
                                                                 -------------         -------------
         Total Liabilities and Stockholders' Equity              $ 342,094,680         $ 264,213,223
                                                                 =============         =============

See accompanying notes to consolidated financial statements.

                                                    FIRST MIDWEST FINANCIAL, INC.
                                                          AND SUBSIDIARIES
                                                  Consolidated Statements of Income

                                                                       Three Months Ended                  Nine Months Ended
                                                                             June 30,                            June 30,
                                                                   -----------------------------       -----------------------------
                                                                      1996              1995               1996              1995
                                                                   -----------       -----------       -----------       -----------
Interest Income:
    Loans receivable .......................................       $ 5,004,672       $ 3,398,766       $13,639,540       $10,003,028
    Securities available-for-sale ..........................           729,278           344,506         2,064,520           878,104
    Mortgage-backed securities available-for-sale ..........           682,082           437,282         1,888,634         1,345,612
    Securities held-to-maturity ............................              --             465,226              --           1,353,014
    Mortgage-backed securities held-to-maturity ............              --             448,381              --           2,142,177
    Dividends on Federal Home Loan Bank stock ..............            83,024            68,330           231,951           201,181
                                                                   -----------       -----------       -----------       -----------
         Total interest income .............................         6,499,056         5,162,491        17,824,645        15,923,116
                                                                   -----------       -----------       -----------       -----------
Interest Expense:
    Deposits ...............................................         2,514,636         2,137,897         7,179,841         6,103,340
    Other borrowings .......................................         1,220,470           759,111         2,922,944         2,764,017
                                                                   -----------       -----------       -----------       -----------
         Total interest expense ............................         3,735,106         2,897,008        10,102,785         8,867,357
                                                                   -----------       -----------       -----------       -----------
Net interest income ........................................         2,763,950         2,265,483         7,721,860         7,055,759
    Provision for loan losses ..............................            30,000           130,000            90,000           190,000
                                                                   -----------       -----------       -----------       -----------
Net interest income after provision for loan losses ........         2,733,950         2,135,483         7,631,860         6,865,759
                                                                   -----------       -----------       -----------       -----------
Non-interest income:
    Service charges ........................................           218,821           223,815           629,522           507,986
    Gain on sale of securities .............................              --           1,025,896            57,129         1,070,247
    Brokerage commissions from subsidiary ..................            70,318            76,558           222,053           242,829
    Other ..................................................            70,528            26,558           140,273           123,202
                                                                   -----------       -----------       -----------       -----------
         Total non-interest income .........................           359,667         1,352,827         1,048,977         1,944,264
                                                                   -----------       -----------       -----------       -----------
Non-interest expense:
    Compensation and benefits ..............................           971,547           841,862         2,810,483         2,509,104
    Occupancy and equipment ................................           129,237            82,425           401,722           303,794
    Federal deposit insurance ..............................           111,164           100,852           318,725           302,770
    Data processing ........................................            79,997            72,060           215,679           208,871
    Other ..................................................           315,717           269,644           920,889           815,117
                                                                   -----------       -----------       -----------       -----------
         Total non-interest expense ........................         1,607,662         1,366,843         4,667,498         4,139,656
                                                                   -----------       -----------       -----------       -----------
Income before income taxes .................................         1,485,955         2,121,467         4,013,339         4,670,367
    Income tax expense .....................................           593,774           859,392         1,617,507         1,857,578
                                                                   -----------       -----------       -----------       -----------
Net income .................................................       $   892,181       $ 1,262,075       $ 2,395,832       $ 2,812,789
                                                                   ===========       ===========       ===========       ===========
Primary and Fully Diluted Earnings per
    Common Share (Note 3): .................................       $       .50       $       .67       $      1.34       $      1.49
                                                                   ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                                                 FIRST MIDWEST FINANCIAL, INC.
                                                        AND SUBSIDIARIES
                                         Consolidated Statement of Stockholders' Equity
                                            For The Nine Months Ended June 30, 1996


                                                 Additional                                            Unrealized
                                       Common     Paid-In      Retained       Esop        Treasury     Gain/(Loss)
                                       Stock      Capital      Earnings     Borrowings     Stock      on Securities     Total
                                      -------   -----------   -----------   ----------   -----------  -------------  -----------
Balance, september 30, 1995           $19,915   $19,310,045   $22,080,579   $(967,200)   $(3,002,207)   $ 571,564    $38,012,696

Payment on ESOP borrowing
and fair market value adjustment           --       194,336            --     155,500             --           --        349,836

Dividends paid                             --            --      (590,931)         --             --           --       (590,931)

Net change in unrealized gain on
securities available-for-sale, net
of deferred income taxes                   --            --            --          --             --     (799,307)      (799,307)

Amortization of recognition and
retention plan                             --       102,176            --          --             --           --        102,176

Purchase of 23,940 common shares           --            --            --          --       (536,210)          --       (536,210)

Issuance of 9,450 shares from
treasury in connection with stock
option plan                                --      (112,137)           --          --        206,637           --         94,500

Retirement of 958 common shares           (10)           10            --          --             --           --             --

Net income                                 --            --     2,395,832          --             --           --      2,395,832
                                      -------   -----------   -----------   ---------    -----------    ---------    -----------

Balance, June 30, 1996                $19,905   $19,494,430   $23,885,480   $(811,700)   $(3,331,780)   $(227,743)   $39,028,592
                                      =======   ===========   ===========   =========    ===========    =========    ===========

See accompanying notes to consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                Nine Months Ended June 30,
                                                                              ------------------------------
                                                                                  1996             1995
                                                                              -------------    -------------
Cash flows from operating activities:
    Net income ............................................................   $   2,395,832    $   2,812,789
    Adjustments to reconcile net income to net cash provided by operations:
      Depreciation, amortization of premiums and accretion of discounts ...         378,314           90,034
      Provision for loan losses ...........................................          90,000          190,000
      Gain on sale of securities available-for-sale .......................         (57,129)      (1,070,247)
      (Gain)/loss on sale of assets .......................................           1,005             (149)
      Amortization of unearned stock grants ...............................         102,176          156,119
      Stock dividends on Federal Home Loan Bank stock .....................         (78,900)            --
      Proceeds from sale of loans .........................................       1,652,794             --
      Origination of loans for resale .....................................      (1,635,873)            --
      Increase in accrued interest receivable .............................        (663,514)        (654,974)
      Increase in other assets ............................................        (178,929)         (43,640)
      Increase in accrued interest payable ................................         299,465          152,079
      Increase in other liabilities .......................................       1,720,325          370,252
                                                                              -------------    -------------
              Net cash flows from operating activities ....................       4,025,566        2,002,263
                                                                              -------------    -------------

Cash flows from investing activities:
    Purchase of securities available-for-sale .............................     (70,835,016)     (21,362,717)
    Purchase of securities held-to-maturity ...............................            --        (11,888,625)
    Proceeds from sale of securities available-for-sale ...................         165,000          492,750
    Proceeds from maturities of securities ................................      72,300,000        5,355,000
    Purchase of Federal Home Loan Bank stock ..............................      (1,355,100)        (900,100)
    Purchase of mortgage-backed securities available-for-sale .............     (20,206,932)            --
    Proceeds from principal repayment of mortgage-backed securities .......       6,499,606        2,712,843
    Proceeds from sale of mortgage-backed securities ......................          28,079       48,953,383
    Loans originated ......................................................     (70,281,581)     (47,686,049)
    Loans purchased .......................................................     (24,473,540)      (5,904,000)
    Loan principal repayments .............................................      66,631,216       46,520,160
    Acquisition of Iowa Bancorp, Inc. - net ...............................      (5,217,265)            --
    Proceeds from sale of real estate owned ...............................          31,171           51,741
    Purchase of furniture and equipment ...................................        (812,318)        (378,001)
    Proceeds from sale of assets ..........................................          26,335             --
    Proceeds from exercise of stock options ...............................          94,500             --
    Purchase of Treasury stock ............................................        (536,210)        (849,080)
                                                                              -------------    -------------
              Net cash flows from investing activities ....................     (47,942,055)      15,117,305
                                                                              -------------    -------------
(Continued)

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows -- Continued

                                                                                Nine Months Ended June 30,
                                                                              ------------------------------
                                                                                  1996             1995
                                                                              -------------    -------------
Cash flows from financing activities:
    Increase in NOW, passbook and money market accounts ...................         736,396          504,732
    Increase/(decrease) in certificate accounts ...........................      15,742,021       (3,645,774)
    Proceeds from advances from Federal Home Loan Bank ....................     152,000,000      226,000,000
    Payments of Federal Home Loan Bank advances ...........................    (111,507,849)    (235,207,176)
    Proceeds from securities sold under agreements to repurchase ..........       1,230,000          240,000
    Payments of securities sold under agreements to repurchase ............        (400,000)            --
    Increase in advances from borrowers for taxes and insurance ...........          95,262           45,450
    Payments of employee stock ownership plan borrowings ..................         155,500             --
    Dividends paid ........................................................        (590,931)        (407,228)
                                                                              -------------    -------------
              Net cash flows from financing activities ....................      57,460,399      (12,469,996)
                                                                              -------------    -------------
Net change in cash and cash equivalents ...................................      13,543,910        4,649,572
Cash and cash equivalents at beginning of period ..........................       4,615,712        6,430,235
                                                                              -------------    -------------
Cash and cash equivalents at end of period ................................   $  18,159,622    $  11,079,807
                                                                              =============    =============

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to consolidated Financial Statements


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal" or the "Bank"), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's financial statements, and notes thereto, for the year ended September 30, 1995.

2.       SECURITIES

         During the year ended September 30, 1995, the Company reclassified all securities, including mortgage-backed securities, previously designated as held-to-maturity to the available-for-sale category. All securities acquired subsequent to this reclassification have also been designated as available-for-sale.

3.       EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, which totaled 1,793,575 and 1,871,481 shares for the three months ended June 30, 1996 and 1995, respectively, and which totaled 1,791,522 and 1,891,192 shares for the nine months ended June 30, 1996 and 1995, respectively. Unallocated shares of common stock held by the employee stock ownership plan are not considered outstanding for the purpose of calculating earnings per share. The difference between primary and fully diluted earnings per share is not material.

4.       COMMITMENTS

         At June 30, 1996 and September 30, 1995, the Bank had outstanding commitments to originate and purchase loans totaling $1.8 million and $6.8 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.       COMPLETED ACQUISITION

         On December 29. 1995, First Midwest completed the acquisition of Iowa Bancorp, Inc. ("Iowa Bancorp"), and its wholly-owned subsidiary, Iowa Savings Bank, a federal savings bank, ("Iowa Savings") located in Des Moines, Iowa. Upon acquisition, Iowa Bancorp was merged into First Midwest and Iowa Savings was merged into First Federal. The Iowa Savings office operates as the Iowa Savings Bank Division of First Federal. At the date of acquisition, Iowa Bancorp had assets of $24.4 million and total equity of $7.0 million. First Midwest purchased Iowa Bancorp's 379,980 outstanding shares and 36,537 shares subject to option for a cash payment of $20.39 per share for a total net purchase price of approximately $8.0 million. The acquisition has been accounted for as a purchase, and the accompanying consolidated financial statements reflect the combined results since the date of acquisition. The cost of the acquisition will be allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The fair value to be assigned to the assets and liabilities, including the core value of the existing customer deposit base, has not yet been determined.

         The unaudited consolidated results of operations on a pro forma basis as though the acquisition of Iowa Bancorp had been consummated at October 1, 1995 are as follows:

                                                                                Nine Months Ended
                                                                                  June 30, 1996
                                                                                  -------------
                                                                  (amounts in thousands except per share data)
              Interest income                                                        $ 18,178
              Interest expense                                                         10,348
                                                                                     --------
                   Net interest income before provision for loan losses                 7,830
              Provision for loan losses                                                   191
                                                                                     --------
                   Net interest income                                                  7,639
              Non-interest income                                                       1,048
              Non-interest expense                                                      4,846
                                                                                     --------
                   Income before income taxes                                           3,841
              Income tax expense                                                        1,590
                                                                                     --------
                   Net Income                                                        $  2,251
                                                                                     ========

              Net income per weighted average share outstanding                         $1.26
                                                                                        =====

         The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Iowa Bancorp acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

6.       PENDING ACQUISITION

         On May 20, 1996,  the Company  entered  into a definitive  agreement to acquire Central West Bancorporation ("Central West"), the holding company of Security State Bank, Stuart, Iowa. The agreement calls for the Company to acquire all outstanding shares of Central West for an estimated aggregate consideration valued at $5.3 million, or approximately $73.00 per share, to be paid 75% in common stock of the Company and 25% in cash, subject to adjustment in accordance with the terms of the agreement. The acquisition, which will be accounted for as a purchase, is subject to approval by the Federal Reserve Board and the Iowa superintendent of banking. The stockholders of Central West have approved the acquisition. The acquisition is expected to be completed by the end of 1996. At June 30, 1996, Central West had assets of $30.0 million, deposits of $26.4 million and stockholders' equity of $2.5 million. Security State Bank operates offices in Stuart, Casey and Menlo, Iowa, which will continue to operate after completion of the acquisition.


7.       NEW ACCOUNTING PRONOUNCEMENTS - MORTGAGE SERVICING RIGHTS

         In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Number 122 (SFAS No. 122) entitled Accounting for Mortgage Servicing Rights. SFAS No. 122 requires mortgage servicers that sell or securitize loans and retain servicing rights to allocate the total cost of the loans to the servicing rights and loans based on their fair value if practicable to estimate or, if not practicable to estimate, to the loans only. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995, or October 1, 1996 for the Company. The effect is dependent, among other items, upon the volume and type of loans originated, the general levels of market interest rates, and the rate of estimated loan prepayments. The Company believes the implementation of this statement will not have a significant impact on its financial statements.

Part I.    Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

GENERAL

First Midwest Financial, Inc. ("First Midwest" or the "Company") was incorporated under the laws of the State of Delaware for the purpose of owning all of the outstanding stock of First Federal Savings Bank of the Midwest ("First Federal" or the "Bank") issued upon the conversion of First Federal from mutual to stock form. First Midwest acquired all of the stock of First Federal on September 20, 1993, when the conversion was consummated. The activities of First Midwest itself have no material impact on the results of operations on a consolidated basis. Unless otherwise indicated, the activities discussed below relate to the activities of First Federal.

The following discussion focuses on the consolidated financial condition of First Midwest and its subsidiaries, at June 30, 1996, compared to September 30, 1995, and the consolidated results of operations for the three months and nine months ended June 30, 1996, compared to the same periods in 1995. This discussion should be read in conjunction with the Company's financial statements, and notes thereto, for the year ended September 30, 1995.

FINANCIAL CONDITION

Total assets increased by $77.9 million, or 29.5%, from $264.2 million at September 30, 1995, to $342.1 million at June 30, 1996. The increase is, in part, attributable to the acquisition of Iowa Bancorp during the period (see
Note 5 to the Consolidated Financial Statements). At the date of acquisition, Iowa Bancorp had total assets of $24.4 million, which included loans receivable of $16.4 million. In addition, the increase in total assets is attributable to the purchase of mortgage-backed securities, increased cash and cash equivalent balances, and an increase in net loan receivables.

Cash and cash equivalents increased $13.5 million, or 293.4%, to $18.2 million at June 30, 1996, from $4.6 million at September 30, 1995. The increase was due primarily to the accumulation of liquid funds from the repayment of loans, from growth in customer deposits and from other sources. The funds are to be used primarily to fund current and anticipated lending opportunities, and to repay short-term borrowings.

The portfolio of securities available-for-sale decreased by $514,000, or 1.1%, to $48.3 million at June 30, 1996, from $48.8 million at September 30, 1995. The decrease is the result of the maturity or call of securities during the period in an amount somewhat in excess of purchases made during the period.

Mortgage-backed securities available-for-sale increased by $16.4 million, or 76.7%, to $37.8 million at June 30, 1996, from $21.4 million at September 30, 1995. The increase was due primarily to the purchase of adjustable-rate government agency issued mortgage-backed securities during the period. In addition, Iowa Bancorp held $3.2 million in mortgage-backed securities at the date of acquisition.

The net portfolio of loans receivable (consisting of single-family and multi-family residential mortgage loans, commercial real estate, agricultural, consumer and other loans) increased by $44.2 million, or 24.8%, to $222.8 million at June 30, 1996, from $178.6 million at September 30, 1995. The increase in loan receivables includes $16.4 million held by Iowa Bancorp at the date of acquisition. In addition, the increase reflects increased origination of residential, agricultural, commercial business and consumer loans, and the purchase of multi-family residential and commercial real estate loans during the period.

Deposit balances increased by $32.1 million, or 18.7%, to $203.9 million at June 30, 1996, from $171.8 million at September 30, 1995. The increase in deposits includes $15.6 million held by Iowa Bancorp at the date of acquisition. In addition, deposit balances increased for checking, savings and certificates of deposit accounts, which was partially offset by a decline in money market accounts during the period.

The balance in advances from the Federal Home Loan Bank of Des Moines increased by $42.2 million, or 82.6%, to $93.3 million at June 30, 1996 from $51.1 million at September 30, 1995. The increase reflects additional borrowings during the period used to fund the origination and purchase of loans, and the purchase of mortgage-backed securities.

Total stockholders' equity increased by $1.0 million, or 2.7%, to $39.0 million at June 30, 1996 from $38.0 million at September 30, 1995. The increase is primarily due to growth in retained earnings during the period, which was offset by a reduction in unrealized gains on securities available-for-sale and was reduced by the effect of the acquisition of treasury stock during the period.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at June 30, 1996 totaled $675,000, which reflects a decrease of $197,000, or 26.0%, from the $759,000 balance at September 30, 1995. At June 30, 1996, non-performing assets included three non-accrual mortgage loans with an aggregate outstanding balance of $143,000, and sixty non-accrual consumer and commercial loans with an aggregate outstanding balance of $419,000. In addition, non-performing assets at June 30, 1996 included real estate owned and other repossessed assets totaling $113,000. At September 30, 1995, the Bank held real estate owned totaling $48,000.

Generally, when a loan becomes delinquent 90 days or more, or when the collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status and, as a result of this action, previously accrued interest income on the loan is taken out of current income. The loan will remain on non-accrual status as long as the loan is 90 days or more delinquent.

The Bank establishes its provision for possible loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of non-performing loans, the composition of its loan portfolio and the general economic environment within which the Bank and its borrowers operate. As a result of this analysis, the Bank has established an allowance for loan losses at June 30, 1996, of $1.81 million. The allowance represents approximately 268.3% of the total non-performing assets at June 30, 1996.

Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure, was adopted as of October 1, 1995. Under this statement, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as provision for loan loss expense. The adoption of this statement had no impact on the provision for loan loss expense for the nine month period ended June 30, 1996.

The following table sets forth an analysis of the Company's allowance for loan losses:

                                                                  (In Thousands)
     Balance, September 30, 1995                                     $ 1,650
           Iowa Savings Bank allowance at acquisition date               132
           Charge-offs                                                    45
           Transfers to real estate owned                                 15
           Recoveries                                                     -
           Additions charged to operations                                90
                                                                     -------

     Balance, June 30, 1996                                          $ 1,812
                                                                     =======

Based on currently available information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.


RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 1996 decreased $370,000, or 29.3%, to $892,000 from $1.26 million during the same period in 1995. For the nine months ended June 30, 1996, net income decreased $417,000, or 14.8%, to $2.40 million compared to $2.81 million during the same period in 1995. The decrease in net income for both the three month and nine month periods is primarily due to a gain on sale of securities that increased previous year net income by approximately $632,000.

Interest Income. Total interest income for the three months ended June 30, 1996 increased by $1.34 million, or 25.9%, to $6.50 million, compared to $5.16 million during the same period in 1995. For the nine months ended June 30, 1996, interest income increased by $1.90 million, or 11.9%, to $17.82 million from $15.92 million during 1995. The increase during both periods is primarily due to increased interest income from the loan portfolio, as a result of higher average portfolio balances during the 1996 periods compared to 1995. In addition, the 1996 three month period reflects interest income on the earning assets resulting from the acquisition of Iowa Savings Bank. These increases in interest income were partially offset by reductions in interest income from the investment securities and mortgage-backed securities portfolios, both of which carried lower average balances during the 1996 periods compared to 1995.

Interest expense. Total interest expense for the three months ended June 30, 1996 increased by $838,000, or 28.9%, to $3.74 million from $2.90 million during the same period in 1995. For the nine months ended June 30, 1996, interest expense increased by $1.24 million, or 13.9%, to $10.10 million from $8.87 million for the same period in 1995. The increase for both periods reflects increased interest expense on higher deposit balances during the 1996 periods compared to 1995, and the higher cost of interest on those deposits resulting from a general increase in the level of interest rates between the comparable periods. The three month period also reflects additional interest expense on interest-bearing liabilities resulting from the acquisition of Iowa Savings Bank.

Net Interest Income. Net interest income increased by $498,000, or 22.0%, to $2.73 million for the three months ended June 30, 1996, from $2.27 million for the same period in 1995. For the nine months ended June 30, 1996, net interest income increased $666,000, or 9.4%, to $7.72 million from $7.06 million for the same period in 1995. The increase in net interest income is due primarily to the overall increase in interest-earning assets between the comparable periods, which resulted, in part, from the acquisition of Iowa Savings Bank and, additionally, as a result of an increase in the loan portfolio.

Provision for Loan Losses. For the three months and nine months ended June 30, 1996, the provision for loan losses was $30,000 and $90,000, respectively. For the three months and nine months ended June 30, 1995, the provision for loan losses was $130,000 and $190,000, respectively. The comparatively higher provision for loan losses during the previous year resulted from management's election to increase the balance in allowance for loan losses in conjunction with growth of the loan portfolio. Management believes, based on review of historic loan losses, current economic conditions, the level of non-performing loans, and other factors, that the current level of provision for loan losses, and the resulting level in the allowance for loan losses, reflects an adequate reserve against potential losses from the loan portfolio.

Non-Interest Income. Non-interest income decreased by $993,000, or 73.4%, to $360,000 for the three months ended June 30, 1996, from $1.35 million for the same period in 1995. For the nine months ended June 30, 1996, non-interest income decreased $895,000, or 46.0%, to $1.05 million from $1.94 million for the same period in 1995. The decrease during both periods reflects the previous year gain on sale of securities that resulted in an approximate $1.0 million addition to non-interest income.

Non-Interest Expense. Non-interest expense increased $240,000, or 17.6%, to $1.61 million for the three months ended June 30, 1996, from $1.37 million for the same period in 1995. For the nine months ended June 30, 1996, non-interest expense increased $528,000, or 12.8%, to $4.67 million from $4.14 million for the same period in 1995. The increase in non-interest expense during both periods reflects the operation of an additional office facility, the conversion of data processing systems and the implementation of new product offerings associated with the acquisition of the Iowa Savings Bank Division. In addition, the increase reflects professional and consulting expenses incurred in conjunction with special projects during the period.

Federal law requires that the FDIC maintain reserves at both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") of at least 1.25% of insured depositor accounts. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995, and the FDIC reduced insurance premiums applicable to BIF-insured institutions while retaining the premiums applicable to SAIF members, such as First Federal, at their current level of .23% of deposits until the SAIF reaches its required reserve level. Proposed federal legislation provides for a one-time assessment of .65% to .75% of insured deposits to be imposed on all SAIF-insured deposits, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the Financing Corporation ("FICO") bond interest on a pro rata basis together with SAIF premiums. If a requirement were implemented as of June 30, 1996 for the Bank to pay a one-time assessment equal to .75% of insured deposits, the amount of such assessment would be approximately $1.5 million, although it would also be anticipated that future SAIF premiums would be significantly lower than the current level.

Income Tax Expense. Income tax expense decreased $266,000, or 30.9%, to $594,000 for the three months ended June 30, 1996, from $859,000 for the same period in 1995. For the nine months ended June 30, 1996, income tax expense decreased $240,000, or 12.9%, to $1.62 million from $1.86 million for the comparable period in 1995. The decrease for the comparable three month and nine month periods is due to a reduction in the level of taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans, investments and mortgage-backed securities, and funds provided by operations. While scheduled payments on loans, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.

The Bank's primary regulator, the Office of Thrift Supervision, requires the Bank to maintain a minimum level of investments in specified types of liquid assets. Current regulations require the Bank to maintain an average daily balance in cash and eligible investments in an amount equal to at least 5% of net withdrawable deposit accounts and short-term borrowings. At June 30, 1996 and September 30, 1995, the Bank's liquidity ratios were 6.3% and 10.8%, respectively, which were in excess of the minimum regulatory requirements.

The Bank uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity and to meet operating expenses. At June 30, 1996, the Bank had commitments to originate and purchase loans totalling $1.8 million. The Bank considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. The following table sets forth the Bank's regulatory capital levels at June 30, 1996, which, at that date substantially exceeded all regulatory requirements:

                                                             June 30, 1996
                                  ------------------------------------------------------------------
                                  Tangible Capital           Core Capital         Risk-Based Capital
                                  ----------------        -------------------     ------------------
(Dollars in Thousands)            Amount       %          Amount          %       Amount           %
                                  ------     -----        ------        -----     ------         ----
          Actual                 $30,650      9.2        $30,650         9.2     $32,413         16.1
          Required                 5,010      1.5         10,020         3.0      16,120          8.0
                                 -------      ---        -------         ---     -------         ----
          Excess                 $25,640      7.7        $20,630         6.2     $16,293          8.1
                                 =======      ===        =======         ===     =======         ====


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 1996, the Bank exceeded minimum requirements for the well-capitalized category.

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                   FORM 10-QSB


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:            None

              (b)  Reports on Form 8-K:

                   First Midwest filed Form 8-K dated May 17, 1996 to report a change in certifying accountants.

                   First Midwest filed Form 8-K dated May 20, 1996 to report the issuance of a press release that announced the signing of a definitive agreement to acquire Central West Bancorporation, the holding company for Security State Bank, Stuart, Iowa.

                   First Midwest filed Form 8-K dated May 28, 1996 to report the issuance of a press release that announced the payment of a cash dividend of $.11 per share, payable July 1, 1996 to stockholders of record on June 14, 1996.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST MIDWEST FINANCIAL, INC.



Date:    August 12, 1996           By: /s/ James S. Haahr
       -------------------             ------------------
                                       James S. Haahr, Chairman of the Board,
                                         President and Chief Executive Officer



Date:    August 12, 1996           By: /s/ Donald J. Winchell
       -------------------             ----------------------
                                       Donald J. Winchell, Vice President,
                                         Treasurer and Chief Financial Officer