Form 10KSB40
period 1996-09-30
FIRST MIDWEST FINANCIAL INC
filed 1996-12-27
CIK 907471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [No Fee Required]

                  For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [No Fee Required]

                  For the transition period from _______ to _______

                         Commission file number 0-22140.

                          FIRST MIDWEST FINANCIAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business Issuer in its charter)

           Delaware                                             42-1406262
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    Fifth at Erie, Storm Lake, Iowa                                 50588
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number: (712) 732-4117

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the most recent fiscal year ended were $25.8 million

     As of December 17, 1996, the Registrant had issued and outstanding 1,942,058 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing price of such stock on the Nasdaq System as of December 17, 1996, was $37.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II of Form 10-KSB -- Annual Report to Stockholders for the fiscal year ended September 30, 1996.

     PART III of Form 10-KSB -- Proxy Statement for the 1997 Annual Meeting of Stockholders

                                     PART I


Item 1.  Description of Business

General

         First Midwest Financial, Inc. ("First Midwest," and with its subsidiaries, the "Company") is a Delaware corporation, the principle assets of which are First Federal Savings Bank of the Midwest ("First Federal") and Security State Bank ("Security"). First Midwest, on September 20, 1993, acquired all of the capital stock of First Federal in connection with First Federal's conversion from the mutual to stock form ownership (the "Conversion"). On
September 30, 1996, the Company became a bank holding Company upon its acquisition of Security, as discussed below. All references to the Company prior to September 20, 1993, are to First Federal and its subsidiary on a consolidated basis.

         Since the Conversion, the Company has been an active acquiror of financial institutions. On March 28, 1994, First Midwest acquired Brookings Federal Bank in Brookings, South Dakota ("Brookings"). On December 29, 1995, First Midwest acquired Iowa Savings Bank, FSB in Des Moines, Iowa ("Iowa Savings"). Brookings and Iowa Savings were both merged with and now operate as divisions of First Federal. Most recently, on September 30, 1996, First Midwest completed the acquisition of Central West Bancorporation ("CWB") for an aggregate merger consideration of approximately $5.25 million. CWB was the holding company for Security in Stuart, Iowa, which upon the merger of CWB into First Midwest resulted in Security becoming a stand-alone subsidiary of First Midwest. Unless the context otherwise requires, references herein to the Company include First Midwest, Security and First Federal and its subsidiaries on a consolidated basis. See "Management's Discussion and Analysis -- Acquisitions Completed" in the Annual Report to Shareholders attached hereto as Exhibit 13 (the "Annual Report").

         First Federal and Security (collectively, the "Banks") are the only operating subsidiaries of First Midwest. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through its subsidiary Banks, provides a full range of financial services. The principal business of First Federal historically has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in First Federal's market area. Recently, First Federal's lending activities have expanded to include an increased emphasis on originations and purchases of commercial and multi-family real estate loans. The principal business of Security has been and continues to be attracting retail deposits from the general public and investing those funds in agricultural real estate and operating loans and, to a lesser extent, one- to four-family residential, commercial business and consumer loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. At September 30, 1996, the Company had total assets of $388.0 million, deposits of $233.4 million, and shareholders' equity of $43.2 million.

         The Company's revenues are derived primarily from interest on mortgage loans, mortgage-backed securities, investments, consumer loans, agricultural operating loans, commercial business loans, income from service charges and loan originations, loan servicing fee income, and income from the sale of mutual funds, insurance products, annuities and brokerage services through its service corporation subsidiaries.

         First Federal, through its wholly-owned subsidiary, First Services Financial Limited ("First Services"), offers mutual funds and, in some locations, insurance products and annuities. In addition, Brookings Service Corporation (a subsidiary of First Services) offers full service brokerage services through PrimeVest Financial Services, Inc., a third party vendor.

         First Midwest and the Banks are subject to comprehensive regulation. See "Regulation" herein.

         The executive offices of the Company are located at Fifth at Erie, Storm Lake, Iowa 50588. Its telephone number at that address is (712) 732-4117.

Forward-Looking Statements

         When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area

         First Federal's main office is located at Fifth at Erie, Storm Lake, Iowa. First Federal also operates one branch office also located in Storm Lake, as well as six additional branch offices located in the communities of Des Moines, Lake View, Laurens, Manson, Odebolt, Sac City, Storm Lake, Iowa and two offices in Brookings, South Dakota. Security currently operates its business through three full service offices in Casey, Menlo and Stuart, Iowa. The Company's primary market area includes Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac Counties in Iowa and Brookings County in South Dakota.

         Storm Lake is located in northwest Iowa approximately 150 miles northwest of Des Moines and 200 miles south of Minneapolis in Buena Vista County. Like much of the State of Iowa, Storm Lake and the Company's primary market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista County Hospital, IBP, Inc. and Bil Mar Foods of Iowa. Storm Lake is also home to Buena Vista University.

         Brookings is located in east central South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis in Brookings County. First Federal's market area in South Dakota encompasses approximately a 30 mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 8,350 students enrolled for the 1996 fall term and employs 107 full-time professors. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics and Twin City Fan. The Brookings division operates from a main office located in downtown Brookings and one drive-up branch office also located in Brookings.

         Security's main office is in Stuart, which is located in west central Iowa approximately 40 miles west of Des Moines on the border of Adair and Guthrie counties. Security's market area is highly dependent on farming and agriculture-related businesses. In recent years, the westward expansion of Des Moines, combined with direct interstate highway access to Stuart, has resulted in significant development of new service-related businesses in the community. This development provides economic diversity to Security's market area.

Lending Activities

         General. Historically, the Company has originated fixed-rate, one- to four-family mortgage loans. In the early 1980's, the Company began to focus on the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate residential mortgage loans. Notwithstanding, the Company has continued to originate fixed-rate residential mortgage loans in response to consumer demand. See "Management's Discussion and Analysis -- Asset/Liability Management" in the Annual Report.

         While the Company historically has focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates and purchases commercial and multi-family real estate loans and originates consumer, commercial business, residential construction and agriculturally related loans. The Company originates most of its loans in its primary market area. More recently, the Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on these less traditional lending activities. At September 30, 1996, the Company's net loan portfolio totalled $243.5 million, or 62.8% of the Company's total assets.

         Loan applications are initially considered and approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. The Company has loan committees for each of the Banks comprised of officers of such Banks. Loans in excess of certain amounts require the approval of at least two committee members who must also be executive officers, or by such Bank's Board of Directors, which has responsibility for the overall supervision of the loan portfolio. The Company reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

         The aggregate amount of loans that the Banks are permitted to make are subject to regulatory restrictions under their applicable governing agencies. At September 30, 1996, the maximum amount which First Federal could lend to any one borrower and the borrower's related entities, pursuant to OTS regulations, was approximately $5.0 million and the maximum amount which Security could lend to any one borrower and the borrower's related entities, pursuant to FRB and Iowa regulations, was approximately $540,000. At September 30, 1996, the Company had no loans or groups of loans to related borrowers with outstanding balances in excess of these amounts.

         At that date, the Company's largest lending relationship to a single borrower or group of related borrowers totalled $4.1 million consisting of two loans to a single borrower secured by two assisted living complexes located in St. Cloud, Minnesota. There was only one other lending relationships in excess of $3.0 million as of September 30, 1996. At September 30, 1996, each of these loans was performing in accordance with its repayment terms.

         Loan Portfolio Composition. The following table provides information about the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                          September 30,
                                              ---------------------------------------------------------------------
                                                     1992                     1993                     1994
                                                     ----                     ----                     ----
                                              Amount      Percent      Amount      Percent      Amount      Percent
                                              ------      -------      ------      -------      ------      -------
                                                                           (Dollars in Thousands)
Real Estate Loans
 One- to four-family....................      $38,436         50.9%    $34,485         41.8%   $ 55,162         34.3%
 Commercial and multi-family............       20,195         26.7      23,775         28.8      59,920         37.3
 Agricultural...........................        6,161          8.2       6,065          7.4       8,064          5.0
 Construction...........................          208           .3       4,037          4.9      10,248          6.4
                                              -------        -----     -------        -----    --------        -----
     Total real estate loans............       65,000         86.1      68,362         82.9     133,394         83.0
                                              -------        -----     -------        -----    --------        -----
Other Loans:
 Consumer Loans:
  Home equity...........................        2,097          2.8       2,158          2.6       3,784          2.4
  Automobile............................          900          1.2         700           .9       2,944          1.8
  Student...............................          622           .8         268           .3         422           .3
  Deposit account.......................        1,493          2.0       1,421          1.7         385           .2
  Other (1).............................          893          1.2         668           .8       3,063          1.9
                                              -------        -----     -------        -----    --------        -----
     Total consumer loans...............        6,005          8.0       5,215          6.3      10,598          6.6

 Agricultural operating.................        3,865          5.1       7,817          9.5       7,784          4.8
 Commercial business....................          667           .8       1,089          1.3       8,931          5.6
                                              -------        -----     -------        -----    --------        -----
     Total other loans..................       10,537         13.9      14,121         17.1      27,313         17.0
                                              -------        -----     -------        -----    --------        -----
     Total loans........................       75,537       100.0%      82,483       100.0%     160,707       100.0%
                                                            =====                    =====                    =====
Less:
 Loans in process.......................          308                    1,345                    3,425
 Deferred fees and discounts............           68                       88                      343
 Allowance for losses...................          600                      825                    1,442
                                              -------                   -------                --------
 Total loans receivable, net............      $74,561                  $80,225                 $155,497
                                              =======                  =======                 ========

                                                           September 30,
                                          ---------------------------------------------
                                                  1995                     1996
                                                  ----                     ----
                                          Amount       Percent     Amount       Percent
                                          ------       -------     ------       -------
Real Estate Loans
 One- to four-family.................... $ 57,274        30.4%   $  78,476         31.6%
 Commercial and multi-family............   73,419        38.9       85,157         34.2
 Agricultural...........................    7,021         3.7       11,068          4.5
 Construction...........................   17,877         9.5        7,819          3.1
                                         --------       -----    ---------        -----
     Total real estate loans............  155,591        82.5      182,520         73.4
                                         --------       -----    ---------        -----

Other Loans:
 Consumer Loans:
  Home equity...........................    4,906         2.6        7,823          3.1
  Automobile............................    3,663         1.9        5,356          2.2
  Student...............................      382          .2          324           .1
  Deposit account.......................      330          .2          666           .3
  Other (1).............................    3,727         2.0        6,259          2.5
                                         --------       -----    ---------        -----
     Total consumer loans...............   13,008         6.9       20,428          8.2

 Agricultural operating.................   11,905         6.3       30,364         12.2
 Commercial business....................    8,173         4.3       15,468          6.2
                                         --------       -----    ---------        -----
     Total other loans..................   33,086        17.5       66,260         26.6
                                         --------       -----    ---------        -----
     Total loans........................  188,677       100.0%     248,780       100.0%
                                                        =====                    =====
Less:
 Loans in process.......................    8,071                    2,240
 Deferred fees and discounts............      404                      650
 Allowance for losses...................    1,650                    2,356
                                         --------                ---------
 Total loans receivable, net............ $178,552                $ 243,534
                                         ========                =========
(1)  Consist generally of various types of secured and unsecured consumer loans.

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                               September 30,
                                                 -----------------------------------------------------------------------
                                                         1992                      1993                     1994
                                                         ----                      ----                     ----
                                                 Amount       Percent       Amount      Percent      Amount      Percent
                                                 ------       -------       ------      -------      ------      -------
                                                                          (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family....................        $16,561         21.9%     $14,991         18.2%   $ 19,913         12.4%
  Commercial and multi-family............          9,623         12.7        7,955          9.6      13,340          8.3
  Agricultural...........................          2,963          4.0        1,144          1.4       1,806          1.1
  Construction...........................            ---          ---          155           .2       4,231          2.6
                                                 -------       ------      -------        -----    --------        -----
     Total fixed-rate real estate loans..         29,147         38.6       24,245         29.4      39,290         24.4
                                                 -------       ------      -------        -----    --------        -----

 Consumer................................          5,553          7.4        4,676          5.7      10,022          6.2
  Agricultural operating.................          2,336          3.1        2,159          2.6       5,945          3.7
  Commercial business....................            295           .4          730           .9       7,887          4.9
                                                 -------       ------      -------        -----    --------        -----
     Total fixed-rate loans..............         37,331         49.5       31,810         38.6      63,144         39.2
                                                 -------       ------      -------        -----    --------        -----
Adjustable Rate Loans:
 Real estate:
  One- to four-family....................         21,875         29.0       19,494         23.6      35,249         21.9
  Commercial and multi-family............         10,572         14.0       15,820         19.2      46,580         29.0
  Agricultural...........................          3,198          4.2        4,921          6.0       6,258          3.9
  Construction or development............            208           .3        3,882          4.7       6,017          3.8
                                                 -------       ------      -------        -----    --------        -----
     Total adjustable-rate real
     estate loans........................         35,853         47.5       44,117         53.5      94,104         58.6
 Consumer................................            452           .5          539           .7         576           .4
 Agricultural operating..................          1,529          2.0        5,658          6.8       1,839          1.1
 Commercial business.....................            372           .5          359           .4       1,044           .7
                                                 -------       ------      -------        -----    --------        -----
     Total adjustable rate loans.........         38,206         50.5       50,673         61.4      97,563         60.8
                                                 -------       ------      -------        -----    --------        -----
     Total loans.........................         75,537       100.0%       82,483       100.0%     160,707       100.0%
                                                               =====                     =====                    =====
Less:
 Loans in process........................            308                     1,345                    3,425
 Deferred fees and discounts.............             68                        88                      343
 Allowance for loan losses...............            600                       825                    1,442
                                                 -------                   -------                 --------
     Total loans, net....................        $74,561                   $80,225                 $155,497
                                                 =======                   =======                 ========

                                                             September 30,
                                              --------------------------------------------
                                                     1995                     1996
                                                     ----                     ----
                                              Amount      Percent      Amount      Percent
                                              ------      -------      ------      -------
Fixed Rate Loans:
 Real estate:
  One- to four-family....................    $22,875         12.1%   $ 41,322        16.6%
  Commercial and multi-family............     14,262          7.6      14,036         5.6
  Agricultural...........................      5,536          2.9       4,250         1.7
  Construction...........................      2,342          1.3       2,938         1.2
                                             -------        -----    --------       -----
     Total fixed-rate real estate loans..     45,015         23.9      62,546        25.1
                                             -------        -----    --------       -----
 Consumer................................     12,303          6.5      19,145         7.7
  Agricultural operating.................      7,335          3.9      14,998         6.1
  Commercial business....................      5,521          2.9       7,200         2.9
                                             -------        -----    --------       -----
     Total fixed-rate loans..............     70,174         37.2     103,889        41.8
                                             -------        -----    --------       -----
Adjustable Rate Loans:
 Real estate:
  One- to four-family....................     34,399         18.2      37,154        14.9
  Commercial and multi-family............     59,157         31.4      71,121        28.6
  Agricultural...........................      1,485           .8       6,818         2.7
  Construction or development............     15,535          8.2       4,881         2.0
                                             -------        -----    --------       -----
     Total adjustable-rate real
     estate loans........................    110,576         58.6     119,974        48.2
 Consumer................................        705           .4       1,283          .5
 Agricultural operating..................      4,570          2.4      15,366         6.2
 Commercial business.....................      2,652          1.4       8,268         3.3
                                             -------       ------    --------       -----
     Total adjustable rate loans.........    118,503         62.8     144,891        58.2
                                             -------       ------    --------       -----
     Total loans.........................    188,677        100.0%    248,780       100.0%
                                                           ======                   =====
Less:
 Loans in process........................      8,071                    2,240
 Deferred fees and discounts.............        404                      650
 Allowance for loan losses...............      1,650                    2,356
     Total loans, net....................   $178,552                 $243,534
                                            ========                 ========

         The following table illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                           Real Estate
                            ------------------------------------------                            Agricultural
                               Mortgage(1)            Construction            Consumer              Operating
                            ------------------     -------------------    -------------------     ----------------
                                      Weighted                Weighted               Weighted             Weighted
                                       Average                 Average                Average              Average
                            Amount       Rate      Amount       Rate      Amount       Rate       Amount     Rate
                            ------       ----      ------       ----      ------       ----       ------     ----
   Due During
   Years Ending
   September 30,
   -------------

   1997(2).............    $ 11,396       8.1%     $1,329       8.3%      $ 7,890       9.8%      $27,960     9.7%
   1998-2001...........      44,259       8.6       3,040       9.3        11,075       9.6         2,398     9.4
   2001 and following..     119,046       8.4       3,450       8.7         1,463      10.0            6      9.1


                            Commercial
                             Business                Total
                         ------------------     -----------------
                                   Weighted              Weighted
                                    Average               Average
                          Amount      Rate      Amount      Rate
                          ------      ----      ------      ----
   Due During
   Years Ending
   September 30,
   -------------

   1997(2).............  $10,804       9.9%   $ 59,379       9.4%
   1998-2001...........    4,454       9.9      65,226       8.9
   2001 and following..      210       9.5     124,175       8.4


(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after September 30, 1997 which have predetermined interest rates is $61.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $128.0 million.

         One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 1996, the Company's one- to four-family residential mortgage loan portfolio totalled $78.4 million, or 31.6% of the Company's total gross loan portfolio. Approximately 13.7% of the Company's one- to four-family mortgage loans or 4.4% of the Company's gross loans have been purchased, generally from other financial institutions. See "--Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities."

         The Company offers fixed-rate and ARM loans. During the year ended September 30, 1996, the Company originated $10.6 million of adjustable-rate loans and $6.2 million of fixed-rate loans secured by one- to four-family residential real estate. The Company's one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

         The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30-years and with loan-to-value ratios up to 95% of the lesser of the appraised value of the security property or the contract price. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to at or below the 80% loan-to-value level. Residential loans generally do not include prepayment penalties.

         The Company currently offers one, three and five year ARM loans with an initial interest rate margin over the yield on the corresponding U.S. Treasury Security. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. These loans provide for up to a 200 basis points annual cap and a lifetime cap of 600 basis points over the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. The Company's ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan. The Company's ARMs may be assumed by qualified borrowers upon payment of an assumption fee. The Company qualifies ARM loan borrowers at the fully indexed rate. The Company's delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.

         Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market standards, i.e., Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") standards. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. The Company historically retained its fixed-rate loans for its loan portfolio, however, in June 1996, the Company began selling all fixed-rate loans with terms of 15 years or greater to FNMA.

         In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors. The Company generally requires borrowers to obtain an attorney's title opinion, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

         Commercial and Multi-Family Real Estate Lending. The Company is also engaged in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. The purchased loans and loan participation interests are generally secured by properties located in the Midwest. During fiscal 1996, the Company, in order to supplement its loan portfolio and consistent with management's objectives to expand the Company's commercial and multi-family loan portfolio, purchased $18.2 million of such loans. At September 30, 1996, the Company had $85.1 million of commercial and multi-family real estate loans, which represented 34.2% of the Company's total gross loan portfolio, compared to $73.4 million, or 38.9% of the Company's total gross loan portfolio in fiscal 1995. At September 30, 1996, $1.6 million, or 1.9% of the Company's commercial and multi-family real estate loans were non-performing. See " - Non-Performing Assets and Classified Assets."

         The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, nursing homes, assisted living/retirement facilities, office buildings and, to a lesser extent, warehouses. Commercial and multi-family real estate loans generally have terms that do not exceed 25 years, loan-to-value ratios of up to 75% of the appraised value of the security property and are typically secured by personal guarantees of the borrowers. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans provide for a margin over a number of different indices. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

         At  September  30,  1996,   the  Company's   largest   commercial   and
multi-family real estate loan was a $4.1 million loan secured by two multi-family properties located in St. Cloud, Minnesota. The Company had only three other commercial and/or multi-family loans in excess of $2.0 million at such date. All of these loans are currently performing in accordance with their terms.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

         Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 1996, the Company's construction loan portfolio totalled $7.8 million, or 3.1% of the Company's total gross loan portfolio.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1996, the Company had $1.7 million of construction loans to borrowers intending to live in the properties upon completion of construction.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 24 months and have terms of up to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans range from 1% to 2%. At September 30, 1996, the Company did not have any construction loans to builders of one- to four-family residences.

         Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities or other property, and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by the Company, except that during the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 1996, the Company had approximately $6.1 million of loans for the construction of commercial and multi-family real estate. This amount consisted of two loans totalling $2.2 million for the construction of apartment complexes, two loans totalling $1.2 million for the construction of assisted living facilities, and five loans totalling $2.7 million for the construction of commercial office buildings. All of these loans were performing in accordance with their terms at September 30, 1996.

         Construction loans are obtained principally through continued business from builders who have previously borrowed from the Company, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of the current appraised value of the property or the cost of construction (land plus building).

         Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

         Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 1996, the Company had agricultural real estate loans secured by farmland of $11.0 million or 4.5% of the Company's gross loan portfolio. At the same date, $30.4 million, or 12.2% of the Company's gross loan portfolio, consisted of secured loans related to agricultural operations.

         Agricultural real estate loans are primarily originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first three years, adjusting annually thereafter. In addition, such loans generally provide for a ten year term based on a 20 year amortization schedule. Adjustable-rate agricultural real estate loans provide for a margin over  the  yields  on  the  corresponding  U.S.  Treasury  Security.  Fixed-rate agricultural real estate loans generally have terms up to three years. Agricultural real estate loans are generally limited to the lesser of 70% of the value of the property or $1,100 per acre of agricultural real estate securing the loan. At September 30, 1996, $127,000, or 1.1%, of the Company's agricultural real estate portfolio was non-performing.

         Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans generally provide for annual payments of principal and interest, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as adjustable-rate loans with terms of up to seven years. At September 30, 1996, $184,000, or .6%, of the Company's agricultural operating loans were non-performing.

         Agricultural lending affords the Company the opportunity to earn yields higher than those obtainable on one- to four-family residential lending. Nevertheless, agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amount. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by many factors outside the control of the farm borrower.

         Weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with multi-peril crop insurance which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Bank generally does not require its borrowers to procure multi-peril crop or hail insurance. However, recent changes in government support programs generally require that farmers procure multi-peril crop insurance to be eligible to participate in such programs.

         Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the farmer with the use of futures contracts or options to provide a "floor" below which prices will not fall. The Company does not monitor or require the use by borrowers of future contracts or options.

         Another risk is the uncertainty of government support programs and other regulations. Support payments are made with the requirement that a farmer leave idle certain acres of farm land from production. If the support programs were modified or discontinued, the farmer could produce some income from crop growth on the idle acreage, albeit, at an amount presumably lower than the support payments. Some farmers rely on the income, in part, from support programs to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.

         Finally,   many  farms  are  dependent  on  a  limited  number  of  key
individuals   upon  whose  injury  or  death  may  result  in  an  inability  to successfully operate the farm.

         Consumer Lending. The Company offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, federally guaranteed student loans, and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 1996, the Company's consumer loan portfolio totalled $20.4 million, or 8.2% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 1996, substantially all were short- and intermediate-term, fixed-rate loans.

         The largest component of the Company's consumer loan portfolio consists of home equity loans and lines of credit. Substantially all of the Company's home equity loans and lines of credit are secured by second mortgages on principal residences. The Company generally has the first mortgage on such properties as well. The Company will lend such amounts which, together with all prior liens, may be up to 100% of the appraised value of the property securing the loan. Home equity lines of credit and loans have maximum terms of up to 10 years and 5 years respectively. As of September 30, 1996, home equity lines of credit and loans totalled $7.8 million or 3.1% of the Company's gross loan portfolio.

         At September 30, 1996, the Company's automobile loan portfolio totaled $5.4 million or 26.2% of the Company's total consumer loan portfolio and 2.2% of its gross loan portfolio. The Company currently originates automobile loans on a direct basis only. Direct loans are loans made when the Company extends credit directly to the borrower, as opposed to indirect loans, which are made when the Company purchases loan contracts from automobile dealers which have extended credit to their customers. Automobile loans typically are originated at fixed interest rates with terms up to 60 months for new vehicles and 48 months for used vehicles. Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

         The Company also offers floorplan loans to three automobile dealers. A floor plan loan is a loan or line of credit provided to an auto dealership to finance the acquisition of the dealership's inventory for sale to the general public. The dealership repays the floorplan loan as vehicles financed under the loan are sold to consumers. At September 30, 1996, the maximum amount of funds committed by the Company pursuant to its floor plan arrangements was $400,000, of which $372,000 was outstanding at such date.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1996, $331,000 or 1.6% of the Company's consumer loan portfolio was non-performing.

         Commercial Business Lending. The Company also originates commercial business loans. The Company offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals. Most of the Company's commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 1996, $15.5 million, or 6.2% of the Company's total gross loan portfolio was comprised of commercial business loans.

         The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans may not exceed 80% of the value of the collateral securing the loan.

         The largest commercial business loan outstanding at September 30, 1996 was a $3.0 million participation loan secured by marketable securities and escrowed operating revenues with a remaining term to maturity of five years. This loan is currently performing in accordance with its terms. The Company had no other commercial business loans outstanding in excess of $1.0 million at September 30, 1996.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 1996, $33,000 or .2% of the Company's commercial business loan portfolio was non-performing.

         The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than more traditional investments.

Originations, Purchases, Sales and Servicing of Loans and
Mortgage-Backed Securities

         Real estate loans are generally originated by the Company's staff of salaried loan officers. Loan applications are taken and processed in the branches and the main office of the Company.

         While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. During the fiscal years ended September 30, 1996, 1995 and 1994, the Company's dollar volume of adjustable-rate one- to four-family loans exceeded the dollar volume of the same type of fixed-rate loans reflecting the Company's efforts to originate loans that are more sensitive to changes in interest rates.

         In fiscal 1996, the Company originated loans totalling $90.6 million, compared to $64.0 million and $47.3 million in fiscal 1995 and 1994, respectively. Management attributes the increase in originations during 1996 to the Company's efforts to market its loan products to all segments of the communities it serves, with particular emphasis placed on expansion of the agricultural loan portfolio. Also, the Company's loan originations continue to increase as a result of the expanded lending market provided by the March 1994 acquisition of Brookings and the December 1995 acquisition of Iowa Savings.

         During fiscal 1996, the Company purchased loans totalling $24.9 million. At September 30, 1996, the Company's balance of purchased whole loans and loan participations totalled $76.4 million, or 30.7% of the Company's total gross loan portfolio. These loans and participation interests are secured by properties primarily located in the northeast, midwest and northwest, as shown in the table on page 15 of this Form 10-KSB. See "Non-Performing Assets and Classified Assets."

         The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 1996, there were no loans outstanding sold with recourse. When loans are sold, with the exception of student loans, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services mortgage loans that it originated and sold totalling $2.8 million at September 30, 1996, of which $1.7 million were sold to FNMA (as defined herein) and $1.1 million were sold to others.

         In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings. In addition, the Company's ability to sell loans may substantially decrease as potential buyers (principally government agencies) reduce their purchasing activities.

         The following table shows the loan origination (including undisbursed portions of loans in process), purchase and repayment activities of the Company for the periods indicated.

                                                                                      Year Ended September 30,
                                                                            ----------------------------------------
                                                                                1994            1995            1996
                                                                            ----------------------------------------
                                                                                           (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family...............................          $  6,674         $ 8,359         $10,554
              - commercial and multi-family.......................             2,486           5,044           2,869
              - agricultural real estate..........................               ---           1,399           2,244
  Non-real estate - consumer......................................               284             480             948
                  - commercial business...........................             6,901           2,814           2,629
                  - agricultural operating........................                70           9,553          12,052
                                                                            --------         -------         -------
         Total adjustable-rate....................................            16,415          27,649          31,296
                                                                            --------         -------         -------
 Fixed rate:
  Real estate - one- to four-family...............................             4,766           6,372           6,213
              - commercial and multi-family.......................             2,140             601           3,065
              - agricultural real estate..........................               ---              78           1,561
  Non-real estate - consumer......................................             8,243          11,931          16,899
                  - commercial business...........................            15,388          12,167           8,812
                  - agricultural operating........................               321           5,229          22,781
                                                                            --------         -------         -------
         Total fixed-rate.........................................            30,858          36,378          59,331
                                                                            --------         -------         -------
         Total loans originated...................................            47,273          64,027          90,627
                                                                            --------         -------         -------
Purchases:
  Real estate - one- to four-family...............................               ---             ---             ---
              - commercial and multi-family.......................            21,695          19,212          18,252
              - agricultural real estate..........................               120             500             ---
  Non-real estate - commercial business...........................               ---           7,959           6,723
              - agricultural operating............................               825             373             ---
                                                                            --------         -------         -------
                                                                              22,640          28,044          24,975
  Loans from Brookings acquisition................................            52,580             ---             ---
  Loans from Iowa Savings acquisition.............................               ---             ---          16,734
  Loans from Security acquisition.................................               ---             ---          21,005
                                                                            --------         -------         -------
         Total loans..............................................            75,220          28,044          62,714
  Total mortgage-backed securities ...............................            56,964             ---          23,406
                                                                            --------         -------         -------
         Total purchased..........................................           132,184          28,044          86,120
                                                                            --------         -------         -------

                                                                                      Year Ended September 30,
                                                                            ----------------------------------------
                                                                                1994            1995            1996
                                                                            ----------------------------------------
                                                                                           (In Thousands)
Sales and Repayments:
  Real estate - one- to four-family...............................               138             ---             560
  Non-real estate - consumer......................................                28             129             504
                                                                            --------         -------         -------
         Total loans..............................................               166             129           1,064
  Mortgage-backed securities......................................               ---          47,934             ---
                                                                            --------         -------         -------
         Total sales..............................................               166          48,063           1,064
                                                                            --------         -------         -------
  Loan principal repayments.......................................            44,076          63,985          91,900
  Mortgage-backed securities repayments...........................             8,442           3,524           8,834
                                                                            --------         -------         -------
  Total principal repayments......................................            52,518          67,509         100,734
                                                                            --------         -------         -------
         Total reductions.........................................            52,684         115,572         101,798
Increase (decrease) in other items, net...........................           (1,467)             999           (673)
                                                                            --------         -------         -------
         Net increase (decrease)..................................          $125,306       $(22,502)        $ 74,276
                                                                            --------       ---------        --------

         The following table shows the Company's purchased whole loans and loan participations by state and amount held in the loan portfolio at September 30, 1996.

                            One- to Four-Family Loans                 Commercial  and Multi-Family
                           -------------------------------------    -------------------------------------------
                                                                                                    Percent of
                                                      Percent of                                        total
                                          Number      total One-                     Number         Commercial
                                          of           to Four                        of             and Multi-
       Location             Balance       Loans        Family         Balance        Loans         Family Loans
       --------             -------       -----        ------         -------        -----         ------------
                                                                     (Dollars in Thousands)

    Arizona...........     $   241           8             .31%     $     ---          ---                ---%
    California........         299          19             .38            ---          ---                ---
    Colorado..........          59           7             .08            ---          ---                ---
    Connecticut.......       1,436          58            1.83            ---          ---                ---
    Florida...........          27           2            0.03            ---          ---                ---
    Illinois..........         ---         ---             ---          2,373            4               2.79
    Indiana...........         ---         ---             ---          2,620            2               3.08
    Iowa..............         856          56            1.09         10,276           10              12.07
    Minnesota.........         ---         ---             ---         11,343           17              13.32
    Missouri..........       1,707          26            2.18          1,273            7               1.49
    Nebraska..........         435          26            0.55          4,659            5               5.47
    New York..........       2,689         121            3.43          1,971            2               2.31
    North Dakota......         246          24            0.31          3,596           10               4.22
    Ohio..............         136           4            0.17            ---          ---                ---
    Oregon............         ---         ---             ---          1,225            1               1.44
    South Dakota......         932          45            1.19          3,649           14               4.29
    Texas.............       1,688          41            2.15            324            2                .38
    Washington........         ---         ---             ---          1,952            1               2.29
    Wisconsin.........         ---         ---             ---         20,209           25              23.73
    Wyoming...........         223          12            0.28            ---          ---                ---
                           -------         ---           -----        -------          ---              -----
      Total...........     $10,974         449           13.98%       $65,470          100              76.88%
                           =======         ===           =====        =======          ===              =====

                                     Total Purchased Loans
                             -----------------------------------
                                            Number      Percent
                                              of        of Total
                              Balance        Loans       Loans
                             -----------------------------------

    Arizona...........       $    241           8         0.10%
    California........            299          19         0.12
    Colorado..........             59           7         0.02
    Connecticut.......          1,436          58         0.58
    Florida...........             27           2         0.01
    Illinois..........          2,373           4         0.95
    Indiana...........          2,620           2         1.05
    Iowa..............         11,132          66         4.48
    Minnesota.........         11,343          17         4.56
    Missouri..........          2,980          33         1.20
    Nebraska..........          5,094          31         2.05
    New York..........          4,660         123         1.87
    North Dakota......          3,842          34         1.54
    Ohio..............            136           4          .06
    Oregon............          1,225           1         0.49
    South Dakota......          4,581          59         1.84
    Texas.............          2,012          43         0.81
    Washington........          1,952           1          .79
    Wisconsin.........         20,209          25         8.12
    Wyoming...........            223          12         0.09
                              -------         ---        -----
      Total...........        $76,444         549        30.73%
                              =======         ===        =====

Non-Performing Assets and Classified Assets

         When a borrower fails to make a required payment on real estate secured loans and consumer loans within 16 days after the payment is due, the Company generally institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by notice or telephone, when the payment is 45 days past due and again before 75 days past due. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate foreclosure or repossession.

         Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days or more delinquent.

         The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 1996.

                                                                             Loans Delinquent For:
                                       ------------------------------------------------------------------------------------------
                                                  30-59 Days                     60-89 Days               90 Days and Over
                                       -----------------------------   -----------------------------  ---------------------------
                                                             Percent                         Percent                     Percent
                                                               of                              of                           of
                                        Number    Amount    Category   Number     Amount    Category  Number    Amount   Category
                                        ------    ------    --------   ------     ------    --------  ------    ------   --------
                                                                        (Dollars in Thousands)
Real Estate:
  One- to four-family...............     83       $3,532       4.50%      14      $  602       .87%      9       $  481      .61%
  Commercial and multi-family.......      3        1,430       1.68       --         ---                 1        1,623     1.91
  Agricultural real estate..........      4          235       2.12        1          72       .65       1          127     1.15
Consumer............................     75          260       1.27       35         138       .68      65          374     1.83
Agricultural operating..............     11          257        .85        3          20       .07       1          105      .35
Commercial business.................      6          424       2.74        9         315      2.04       2           33      .21
                                        ---       ------       ----       --      ------      ----      --       ------     ----
    Total...........................    182       $6,138       2.47%      62      $1,147       .46%     79       $2,743     1.10%
                                        ===       ======       ====       ==      ======       ===      ==       ======     ====

         Delinquencies 90 days and over constituted 1.1% of total loans and .71% of total assets.

         The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the loan becomes 90 days or more delinquent or when the collection of principal and/or interest become doubtful. For all years presented, the Company has had no troubled debt restructuring (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                        September 30,
                                                 ------------------------------------------------------
                                                  1992       1993        1994       1995         1996
                                                 -------    -------     -------    -------       ------
                                                                   (Dollars in Thousands)
Non-accruing loans:
  One- to four-family......................      $   118    $    30     $   311    $   127       $  347
  Commercial and multi-family..............          ---        ---         302        199        1,623
  Agricultural real estate.................          ---      1,190         137         46          127
  Consumer.................................           59          4         105        206          331
  Agricultural operating...................          ---         21          78        100          184
  Commercial business......................           74         16          38         48           33
                                                 -------    -------     -------    -------       ------
     Total.................................          251      1,261         971        726        2,645
  Less: Allowance for losses...............          ---        ---          30         15          ---
                                                 -------    -------     -------    -------       ------
     Total.................................          251      1,261         941        711        2,645
                                                 -------    -------     -------    -------       ------
 Foreclosed assets:
  One- to four-family......................          153         11         ---         48           75
  Commercial real estate...................           81        ---         ---        ---          ---
  Consumer.................................          ---        ---         ---         ---           8
  Commercial business......................          ---        ---         ---         ---           9
                                                 -------    -------     -------    -------       ------
     Total.................................          234         11         ---         48           92
 Less:  Allowance for losses...............           90         11         ---        ---            5
                                                 -------    -------     -------    -------       ------
     Total.................................          144        ---         ---         48           87
                                                 -------    -------     -------    -------       ------
Total non-performing assets................        $ 395    $ 1,261     $   941    $   759       $2,732
                                                   =====    =======     =======    =======       ======
Total as a percentage of total
 assets....................................          .23%       .78%        .34%       .29%         .70 %
                                                   =====    =======     =======    =======       ======

         For the year ended September 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $96,000, of which none was included in interest income.

         At September 30, 1996, there were loans totalling $1.4 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of five commercial real estate loans totalling $1.0 million, three one- to four-family residential mortgage loans totalling $135,000, five commercial business loans totalling $230,000, and one consumer loan totalling $3,000.

         Also not included in the above table were $177,000 of accruing loans 90 days or more delinquent which were acquired by the Company in connection with the Security acquisition.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted. The loans held by Security are subject to similar classification by its regulatory authorities.

         When assets are classified as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When assets are classified as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Banks' determinations as to the classification of their assets and the amount of their valuation allowances are subject to review by their regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         On the basis of management's review of its assets, at September 30, 1996, the Company had classified a total of $3.4 million of its assets as substandard, $185,000 as doubtful and none as loss.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance.

         Real estate properties acquired through foreclosure are recorded at lower of cost or fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1996, the Company had a total allowance for loan losses of $2.4 million, or .95% of total loans and 86.2% of total non-performing loans.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                       Year Ended September 30,
                                                  ------------------------------------------------------------
                                                     1992         1993          1994         1995         1996
                                                     ----         ----          ----         ----         ----
                                                                         (Dollars in Thousands)
Balance at beginning of period.............       $   657      $   600        $  825     $  1,442       $1,650
Brookings acquisition......................           ---          ---           518          ---          ---
Iowa Savings acquisition...................           ---          ---           ---          ---          132
Security acquisition.......................           ---          ---           ---          ---          563

Charge-offs:
  One- to four-family......................           ---          ---           ---          ---          ---
  Commercial and multi family..............          (107)         ---           ---          (30)         (35)
  Consumer.................................           ---          ---            (6)         (12)         (54)
                                                  -------      -------        ------     --------       ------
    Total charge-offs......................          (107)         ---            (6)         (42)          89
Recoveries.................................           ---          ---           ---          ---          ---
                                                  -------      -------        ------     --------       ------
    Net charge-offs........................          (107)         ---            (6)         (42)         (89)
Additions charged to operations............            50          225           105          250          100
                                                  -------      -------        ------     --------       ------
Balance at end of period...................       $   600      $   825        $1,442     $  1,650       $2,356
                                                  =======      =======        ======     ========       ======
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period.............           .15%         ---%           .01%        .03%         .04%
                                                  =======      =======        ======     ========       ======

Ratio of net charge-offs during
 the period to average non-
 performing assets.........................         16.09%         ---%           .54%       5.08%        5.30%
                                                  =======      =======        ======     ========       ======

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                           September 30,
                            --------------------------------------------------------------------------------------------------------
                                    1992                        1993                       1994                       1995
                            --------------------------------------------------------------------------------------------------------
                                          Percent                     Percent                    Percent                    Percent
                                          of Loans                    of Loans                   of Loans                   of Loans
                                          in Each                     in Each                    in Each                    in Each
                                         Category                    Category                   Category                   Category
                                         to Total                    to Total                   to Total                   to Total
                             Amount       Loans        Amount         Loans       Amount         Loans       Amount         Loans
                             ------       -----        ------         -----       ------         -----       ------         -----
                                                                                   (Dollars in Thousands)
One- to four-family.......  $  115        50.90%       $  104         41.80%      $  166         34.32%      $   172         30.36%
Commercial and multi-
  family real estate......     102        26.70           178         28.80          449         37.29           551         38.92
Agricultural real estate..      31         8.20           286          7.40           81          5.02            70          3.72
Construction..............       1          .30            30          4.90           77          6.38           134          9.47
Consumer..................      45         8.00            39          6.30          106          6.59           145          6.89
Agricultural operating....      48         5.10           117          9.50          166          4.84           208          6.31
Commercial business.......       8          .80            16          1.30          134          5.56           123          4.33
Unallocated...............     250          ---            55           ---          263           ---           247           ---
                            ------       ------        ------        ------       ------        ------       -------        ------
     Total................  $  600       100.00%       $  825        100.00%      $1,442        100.00%      $ 1,650        100.00%
                            ======       ======        ======        ======       ======        ======       =======        ======
                                             September 30,
                                          ------------------
                                                1996
                                          ------------------
                                                     Percent
                                                    of Loans
                                                     in Each
                                                    Category
                                                     to Total
                                          Amount      Loans
                                          ------      -----
One- to four-family.......                $  235      31.54%
Commercial and multi-
  family real estate......                   639       34.23
Agricultural real estate..                    59        4.45
Construction..............                   138        3.14
Consumer..................                   270        8.21
Agricultural operating....                   531       12.21
Commercial business.......                   271        6.22
Unallocated...............                   213         ---
                                          ------      ------
     Total................                $2,356       100.0%
                                          ======       =====

Investment Activities

         General. The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies. The Company's investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors which is implemented by members of the Bank's Investment Committee.

         As of September 30, 1996, the Company's entire investment and mortgage-backed securities portfolios, totalling $73.9 million and $35.6 million, respectively, were classified as available for sale. At such date, the Company's investment and mortgage-backed securities had amortized costs of $74.2 million and $35.3 million, respectively. The Company does not have any securities classified as held to maturity or as trading securities at September 30, 1996. For additional information regarding the Company's investment and mortgage-backed securities portfolios, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

         Investment Securities. It is the Company's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds.

         The following table sets forth the book value of the Company's investment security portfolio at the dates indicated.

                                                                               September 30,
                                                                  --------------------------------------
                                                                   1994            1995           1996
                                                                  -------         -------       --------
                                                                         (Dollars in Thousand)
Investment Securities:
 U.S. government securities.............................          $   342         $   372       $  6,178
 Federal agency obligations.............................           27,951          44,900         63,032
 Corporate bonds........................................            1,918           1,058            202
 Municipal bonds........................................              250             240          1,392
 Equity investments.....................................              236             695          1,433
 FHLMC preferred stock..................................              485           1,512          1,598
 FNMA common stock......................................               39              52             70
                                                                  -------         -------       --------
     Subtotal...........................................           31,221          48,829         73,905
FHLB stock..............................................            3,016           3,915          5,525
                                                                  -------         -------       --------
     Total investment securities and FHLB stock.........          $34,237         $52,744        $79,430
                                                                  =======         =======        =======
Other Interest-Earning Assets:
  Interest bearing deposits in other financial
  institutions and Federal Funds sold...................          $ 6,430         $ 4,162        $13,892
                                                                  =======         =======        =======

         The composition and maturities of the Company's  investment  securities
portfolio,   excluding  equity  securities,   FHLB  stock  and   mortgage-backed
securities, are indicated in the following table.

                                                                September 30, 1996
                                     ----------------------------------------------------------------------
                                                   After 1      After 5
                                                    Year         Years
                                     1 Year or     Through      Through       After        Total Investment
                                        Less       5 Years     10 Years     10 Years         Securities
                                     ----------------------------------------------------------------------
                                        Book        Book         Book         Book        Book        Market
                                        Value       Value        Value        Value       Value        Value
                                        -----       -----        -----        -----       -----        -----
                                                               (Dollars in Thousands)

Corporate bonds.................      $   202      $   ---      $  ---        $---      $   202     $   202
Municipal bonds.................          ---          385         727         280        1,392       1,392
U.S. government securities......        3,248        2,930         ---         ---        6,178       6,178
Federal agency obligations......       40,527       17,577       4,910          18       63,032      63,032
                                      -------      -------      ------        ----      -------     -------
Total investment securities.....      $43,977      $20,892      $5,637        $298      $70,804     $70,804
                                      =======      =======      ======        ====      =======     =======

Weighted average yield..........        5.64%        6.07%       7.15%       8.50%        5.90%       5.90%

         The Company's investment securities portfolio at September 30, 1996, contained no securities of any one issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

         Mortgage-Backed Securities. The Company's mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of the GNMA, FNMA and FHLMC. The Company also holds Collateralize Mortgage Obligations ("CMOs"), as well as a limited amount of privately issued mortgage pass-through certificates. The GNMA, FNMA and FHLMC certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. FNMA and FHLMC generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government. Privately issued mortgage pass-through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer, which the Company monitors on a regular basis.

         CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 1996, the Company held CMOs totalling $4.6 million, all of which were secured by underlying collateral issued under government-sponsored agency programs. Premiums associated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

         At September 30, 1996, the Company's $35.6 million of mortgage-backed and related securities, representing 9.2% of the Company's $388.0 million of total assets, were comprised solely of available for sale mortgage-backed securities. At such date, $19.5 million or 54.8% of the Company's mortgage-backed securities portfolio had fixed rates of interest and $16.1 million or 45.2% of such portfolio had adjustable rates of interest.

         Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1996, $27.9 million or 78.4% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions adjusted as appropriate to update the Company's mortgage-backed securities accounting and asset/liability reports. Classification of the Company's mortgage-backed securities portfolio as available for sale is designed to minimize that risk.

         The following table sets forth the book value of the Company's mortgage-backed securities at the dates indicated.

                                                                                    September 30,
                                                                    ------------------------------------------
                                                                       1994              1995             1996
                                                                    -------           -------          -------
                                                                                   (In Thousands)
GNMA.....................................................           $ 7,815           $ 7,484          $ 6,392
CMO......................................................            53,193             5,210            4,637
FHLMC....................................................             5,214             3,967            4,740
FNMA.....................................................             4,132             3,426           18,711
Privately Issued Mortgage Pass-Through Certificates......             1,521             1,316            1,106
                                                                    -------           -------          -------
     Total...............................................           $71,875           $21,403          $35,586
                                                                    =======           =======          =======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1996. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                          Due in
                                                  ------------------------------------------------
                                                               After 1         After 5                 September 30,
                                                                Year            Years                      1996
                                                  1 Year or    Through         Through      After        Balance
                                                    Less       5 Years        10 Years    10 Years      Outstanding
                                                    ----       -------        --------    --------      -----------
                                                                       (Dollars in Thousands)
GNMA.....................................          $ ---        $  ---         $  ---      $ 6,392        $ 6,392
CMO......................................            ---           ---          2,015        2,622          4,637
FHLMC....................................            126           497          1,009        3,108          4,740
FNMA.....................................            ---         1,498             12       17,201         18,711
Privately Issued Mortgage
  Pass-Through Certificates(1)...........            ---           ---            ---        1,106          1,106
                                                   -----        ------         ------      -------        -------
     Total...............................          $ 126        $1,995         $3,036      $30,429        $35,586
                                                   =====        ======         ======      =======        =======

Weighted average yield...................           8.00%         7.87%          7.91%        6.96%          7.06%

(1)  This security is rated AA by a nationally recognized rating agency.

         At September 30, 1996, the contractual maturity of 85.5% of all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Sources of Funds

         General. The Company's sources of funds are deposits, borrowings, amortization and repayment of loan principal (including interest earned on mortgage-backed securities), interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

         Borrowings, including FHLB and Federal Reserve Bank of Chicago ("FRB") advances, reverse repurchase agreements and retail repurchase agreements, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

         Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook savings accounts, money market savings accounts, NOW and regular checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 months. The Company only solicits deposits from its primary market area and does not use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced  significantly  by general  economic
conditions,   changes  in  money  market  and  prevailing  interest  rates,  and competition.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Company believes that its passbook savings, money market savings accounts, NOW and regular checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Company during the periods indicated.

                                                        Year Ended September 30,
                                            --------------------------------------------
                                               1994             1995              1996
                                            ---------         ---------         --------
                                                        (Dollars in Thousands)
Opening balance....................        $  122,812         $ 176,167        $ 171,793
Deposits acquired from:
  Brookings Federal................            56,591               ---              ---
  Iowa Savings.....................               ---               ---           15,642
  Security.........................               ---               ---           27,718
Deposits...........................           230,144           261,345          360,606
Withdrawals........................          (238,566)          (273,066)       (350,626)
Interest credited..................             5,186             7,347            8,273
Deposits sold......................               ---               ---              ---
                                            ---------         ---------         --------
 Ending balance....................        $  176,167         $ 171,793         $233,406
                                           ==========         =========         ========
Net increase (decrease)............        $   53,355         $  (4,374)        $ 61,613
                                           ==========         =========         ========
Percent increase (decrease)........             43.44%            (2.48)%          35.86%
                                           ==========         =========         ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                   Year Ended September 30,
                                         --------------------------------------------------------------------------
                                                  1994                      1995                       1996
                                         ----------------------     ---------------------    ----------------------
                                                        Percent                   Percent                   Percent
                                           Amount      of Total       Amount     of Total       Amount     of Total
                                         --------        ------     --------       ------    ---------       ------
                                                                 (Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand..................      $  1,910          1.08%    $  2,077         1.21%   $   5,453         2.34%
Passbook Accounts..................         9,257          5.25       12,112         7.05       18,278         7.83
NOW Accounts.......................        14,361          8.15       13,459         7.83       16,087         6.89
Money Market Accounts..............        16,248          9.23       14,836         8.64       14,994         6.42
                                         --------        ------     --------       ------    ---------       ------
Total Non-Certificate..............        41,776         23.71       42,484        24.73       54,812        23.48
                                         --------        ------     --------       ------    ---------       ------
Certificates:

Variable...........................         1,048           .59        1,498          .87        3,154         1.35
 0.00 - 3.99%......................        18,089         10.27        1,593          .93          342          .15
 4.00 -  5.99%.....................        97,216         55.19       67,944        39.55      123,835        53.06
 6.00 -  7.99%.....................        13,840          7.85       54,322        31.62       47,987        20.56
 8.00 -  9.99%.....................         3,904          2.22        3,709         2.16        3,276         1.40
10.00 - 11.99%.....................           294           .17          243          .14          ---          ---
                                         --------        ------     --------       ------    ---------       ------
Total Certificates.................       134,391         76.29      129,309        75.27      178,594        76.52
                                         --------        ------     --------       ------    ---------       ------
Total Deposits.....................      $176,167        100.00%    $171,793       100.00%    $233,406       100.00%
                                         ========        ======     ========       ======     ========       ======

         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1996.

                                                    0.00-      4.00-       6.00-        8.00-               Percent
                                        Variable    3.99%      5.99%       7.99%        9.99%    Total      of Total
                                        --------    -----      -----       -----        -----    -----      --------
                                                                  (Dollars in Thousands)
Certificate accounts
maturing in
quarter ending:
December 31, 1996...............        $  415      $ 316    $ 22,967    $12,281      $    8    $35,987       20.2%
March 31, 1997..................           505          6      21,932      7,753         ---     30,196        16.9
June 30, 1997...................           361          5      34,302      8,669          16     43,353        24.3
September 30, 1997..............           358        ---      10,492      5,808         118     16,776         9.4
December 31, 1997...............           788          2       5,921      2,340         393      9,444         5.3
March 31, 1998..................           727          3       8,726      3,014         798     13,269         7.4
June 30, 1998...................           ---        ---      10,035      2,114         179     12,328         6.9
September 30, 1998..............           ---        ---       3,037        441         184      3,661         2.0
December 31, 1998...............           ---          7       1,229        603         353      2,192         1.2
March 31, 1999..................           ---        ---       2,119        689         892      3,700         2.1
June 30, 1999...................           ---        ---         807        907         299      2,013         1.1
September 30, 1999..............           ---        ---       1,133      2,086          34      3,253         1.8
 Thereafter.....................           ---          3       1,135      1,282           2      2,422         1.4
                                        ------      -----    --------    -------      ------   --------      ------
 Total..........................        $3,154      $ 342    $123,835    $47,987      $3,276   $178,594      100.00%
                                        ======      =====    ========    =======      ======   ========      ======
 Percent of total...............          1.77%       .19%      69.34%     26.87%       1.83%    100.00%
                                        ======      =====    ========    =======      ======   ========

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1996.

                                                                           Maturity
                                                  ----------------------------------------------------------------
                                                                  After       After
                                                  3 Months       3 to 6     6 to 12       After
                                                   or Less       Months      Months     12 months        Total
                                                   -------      -------    -------       -------      --------
                                                                         (In Thousands)
Certificates of deposit less
 than $100,000.............................        $31,238      $28,471    $56,334       $50,088      $166,131
Certificates of deposit of
 $100,000 or more..........................          4,749        1,725      3,795         2,194        12,463
                                                   -------      -------    -------       -------      --------
Total certificates of deposit..............        $35,987      $30,196    $60,129       $52,282      $178,594 (1)
                                                   =======      =======    =======       =======      ========
--------------------

(1) Includes deposits from governmental and other public entities totalling $4.0 million.

         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

         The Company's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1996, the Company had $102.3 million of advances from the FHLB of Des Moines and the ability to borrow up to an additional $22.1 million.

         From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to three years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 1996, the Company had approximately $2.8 million of retail repurchase agreements outstanding.

         The Company has also, from time to time, entered into reverse repurchase agreements through nationally recognized broker-dealer firms. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company's investment and mortgage-backed securities. The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The Company has not entered into any reverse repurchase agreements in the past four years.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail repurchase agreements and other borrowings (consisting of FRB advances) for the periods indicated.

                                                          Year Ended September 30,
                                                   ---------------------------------------
                                                     1994           1995          1996
                                                   -------        -------      -----------
                                                               (In Thousands)
Maximum Balance:

  FHLB advances............................        $60,308        $78,305      $110,491
  Retail repurchase agreements.............          2,398          1,312         2,790
  Other borrowings.........................            ---            ---         1,400(1)

Average Balance:

  FHLB advances............................        $22,579        $56,820        69,265
  Retail repurchase agreements.............          2,043          1,159         2,198
  Other borrowings.........................            ---            ---           ---

(1) Acquired on September 30, 1996 in connection with the acquisition of Security.

         The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                                             At September 30,
                                                  ----------------------------------
                                                    1994         1995          1996
                                                  -------      -------      --------
                                                         (Dollars in Thousands)

FHLB advances.............................        $60,308      $51,098      $102,288
Retail repurchase agreements..............            910        1,150         2,790
Other borrowings..........................            ---          ---         1,400
                                                  -------      -------      --------
     Total borrowings.....................        $61,218      $52,248      $106,478
                                                  =======      =======      ========
Weighted average interest
 rate of FHLB advances....................           5.10%        6.14%         5.81%
Weighted average interest
 rate of retail repurchase
 agreements...............................           4.70%        5.75%         5.52%
Weighted average interest rate of other
borrowings................................            ---          ---          5.40%

Subsidiary Activities

         The only subsidiaries of the Company are First Federal and Security. First Federal has one service subsidiary, First Services Financial Limited ("First Services"). At September 30, 1996, the net book value of First Federal's investment in First Services was approximately $65,000. Security does not have any subsidiaries.

         First Federal organized First Services, its sole service corporation, in 1983. First Services is located in Storm Lake, Iowa and offers mutual funds and, in some locations, insurance products and annuities. In addition, Brookings Service Corporation ("BSC"), a subsidiary of First Services, offers full brokerage services through PrimeVest Financial Services, Inc., a third party vendor. First Services, together with its subsidiary BSC, recognized net income of $52,000 during fiscal 1996.

Regulation

         General. First Midwest currently has two wholly-owned subsidiaries, First Federal, a federally-chartered thrift institution and Security, an
Iowa-chartered commercial bank. First Federal is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits up to applicable limits. First Federal is a member of the FHLB System and is subject to certain limited regulation by the FRB. Such regulation and supervision governs the activities in which an institution can engage and the manner in which such activities are conducted, and is intended primarily for the protection of the insurance fund and depositors. Security is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the "ISB") and the FRB, which are its state and primary federal regulators, respectively. It is also subject to regulation by the FDIC, which insures its deposits up to applicable limits. As with First Federal, such regulation and supervision governs the activities in which it can engage and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

         First Midwest is regulated as a bank holding company by the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956 (the "BHCA") and the regulations of the FRB. As a bank holding company, First Midwest must file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. First Midwest is subject to the activity limitations imposed under the BHCA and in general may engage in only those activities that the FRB has determined to be closely related to banking.

         Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC, the FRB or the Congress could have a material impact on First Midwest, First Federal or Security and their respective operations.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Financial Institutions. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of May 13, 1996. When these examinations are conducted by the OTS, the examiners may require First Federal to provide for higher general or specific loan loss reserves. Security is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of April 15, 1996.

         Each federal banking regulator has extensive enforcement authority over its regulated institutions. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports. Except under certain circumstances, public disclosure of final enforcement actions by the regulator is required.

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Security is subject to such restrictions under state law as administered by the ISB. Federal savings associations are also generally authorized to branch nationwide whereas Iowa chartered banks such as Security are limited to establishing branches in the counties contiguous to the county where their home office is located. At September 30, 1996, First Federal and Security were in compliance with the noted restrictions.

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Security is subject to similar restrictions. At September 30, 1996, First Federal's and Security's lending limit under these restrictions was $5.0 million and $540,000, respectively. First Federal and Security are in compliance with the loans-to-one-borrower limitation.

         The federal banking agencies have adopted guidelines establishing safety and soundness standards on such matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF and Security is a member of the BIF, each of which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against any FDIC insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. At September 30, 1996, each of First Federal and Security met the capital requirements of a "well capitalized" institution. See Note 14 of Notes to Consolidated Financial Statements in the Annual Report.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below),the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $1.3 million for First Federal was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected First Federal's results of operations for the year ended September 30, 1996. As a result of the special assessment, First Federal's deposit insurance premiums were eliminated, as of October 1, 1996, based upon its current risk classification and the new assessment schedule for SAIF insured institutions. Premiums for both BIF and SAIF insured institutions are subject to change in future periods depending upon an institution's risk classification and the reserve ratio of its deposit insurance fund.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as First Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

         Regulatory Capital Requirements. Federally insured financial institutions, such as First Federal and Security, are required to maintain a minimum level of regulatory capital. These capital requirements mandate that an institution maintain at least the following ratios: (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk weighted assets ratio of 4% and (3) a risk based capital to risk-weighted assets ratio of 8%. First Federal also has a tangible capital ratio requirement of 1.5%. Capital requirements in excess of these standards may be imposed on individual institutions on a case-by-case basis. See Note 14 of Notes to Consolidated Financial Statements in the Annual Report.

         An FDIC-insured institution's primary federal regulator is also authorized and, under certain circumstances required, to take certain actions against any institution that fails to meet its capital requirements. This action to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The primary federal regulator is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any FDIC-insured institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the institution's primary federal regulator must appoint a receiver (or conservator with the concurrence of the FDIC) for the institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of its primary federal regulator and the FDIC, including the appointment of a conservator or a receiver.

         An institution's primary federal regulator is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition of any of these measures on First Federal or Security may have a substantial adverse effect on Company's operations and profitability. First Midwest shareholders do not have preemptive rights, and therefore, if First Midwest is directed by the OTS, the FRB or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in stockholders percentage of ownership of First Midwest.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings associations, such as First Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. First Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS, as well as FDIC, approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would make certain revisions to the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Security may pay dividends, in cash or property, only out of its undivided profits. In addition, FRB regulations prohibit the payment of dividends by a state member bank if losses have at any time been sustained by such bank that equal or exceed its undivided profits then on hand, unless (i) the prior approval of the FRB has been obtained and (ii) at least two-thirds of the shares of each class of stock outstanding have approved the dividend payment. FRB regulations also prohibit the payment of any dividend by a state member bank without the prior approval of the FRB if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the previous two calendar years (minus any required transfers to a surplus or to a fund for the retirement of any preferred stock).

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test the required assets primarily consist of residential housing related loans and investments. At September 30, 1996, First Federal met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS and the FRB, in connection with the examination of First Federal and Security, respectively, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of such an application.

         The federal banking agencies have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, First Federal and Security may be required to devote additional funds for investment and lending in their local community. First Federal was examined for CRA compliance in April 1995 and Security was examined in April 1996 and both received a rating of "Satisfactory."

         Transactions with Affiliates. Generally, transactions between an FDIC-insured institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of First Federal and Security include First Midwest and any other company which is under common control with First Federal and Security. Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. At September 30, 1996, First Federal and Security were in compliance with the above restrictions.

Bank Holding Company Regulation

         General. Bank holding companies such as First Midwest are subject to comprehensive regulation by the FRB under the BHCA and the regulations of the FRB. As a bank holding company, First Midwest will be required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the BHCA, a bank holding company must obtain FRB approval before:
(i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

         The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution (such as First Federal), mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; real estate and personal property appraising; and, subject to certain limitations, providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB. Such activities may also be affected by federal legislation.

         Interstate Banking and Branching. In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

         Additionally, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. A state may also permit such transactions before such time by enacting authorizing legislation. Interstate acquisitions of branches or the establishment of a new branch will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above. As of September 30, 1996, the State of Iowa had not yet authorized, or elected to opt-out of, the interstate merger provisions.

         Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

         Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

         Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for commercial banks and federal thrift institutions such as First Federal and Security. First Midwest is in compliance with these requirements.

Federal Securities Law

         The stock of First Midwest is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         First Midwest stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If First Midwest meets specified current public information requirements, each affiliate of First Midwest, First Federal and Security is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Home Loan Bank System

         First Federal is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1996, First Federal had $5.5 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. For the fiscal year ended September 30, 1996, dividends paid by the FHLB of Des Moines to First Federal totalled $333,000, which constitutes a $63,000 increase over the amount of dividends received in fiscal year 1995. Over the past five calendar years such dividends have averaged 8.0% and were 7.0% for the first three quarters of the calendar year 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

Federal and State Taxation

         Federal Taxation. Savings banks such as First Federal that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings bank over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings bank's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings banks to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year.

         In August 1996, legislation was enacted that repeals the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At September 30, 1996, First Federal's post-1987 excess reserves amounted to approximately $1.9 million. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings banks such as First Federal, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings banks such as First Federal, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         To the extent earnings appropriated to a savings bank's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank's supplemental reserves for
losses  on  loans   ("Excess"),   such  Excess  may  not,  without  adverse  tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1996, First Federal's Excess for tax purposes totalled approximately $8.1 million.

         First Midwest and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings banks, such as First Federal, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings bank members of the consolidated group that are functionally related to the activities of the savings bank member.

         First Midwest and its consolidated subsidiaries have not been audited by the IRS within the past ten years. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, First Midwest) would not result in a deficiency which could have a material adverse effect on the financial condition of First Midwest and its subsidiaries.

         Iowa Taxation. First Federal and Security file Iowa franchise tax returns. First Midwest and First Federal's subsidiary file Iowa corporation tax returns on a fiscal year-end basis.

         Iowa imposes a franchise tax on the taxable income of mutual and stock savings banks and commercial banks. The tax rate is 5%, which may effectively be increased, in individual cases, by application of a minimum tax provision. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa franchise tax, no deduction is allowed for Iowa franchise tax payments and taxable income includes interest on state and municipal obligations. Interest on U.S. obligations is taxable under the Iowa franchise tax and under the federal corporate income tax.

         Taxable income under the Iowa corporate income tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa tax, no deduction is allowed for Iowa income tax payments; interest from state and municipal obligations is included in income; interest from U.S. obligations is excluded from income; and 50% of federal corporate income tax payments are excluded from income. The Iowa corporate income tax rates range from 6% to 12% and may be effectively increased, in individual cases, by application of a minimum tax provision. The taxable income for Iowa franchise tax purposes is apportioned to Iowa through the use of a one-factor formula consisting of gross receipts only.

         South Dakota Taxation. First Federal files a South Dakota franchise tax return due to the operations of its Brookings division. The South Dakota franchise tax is imposed only on depository institutions. First Midwest, Security and First Federal's subsidiaries are therefore not subject to the South Dakota franchise tax.

         South Dakota imposes a franchise tax on the taxable income of a depository institution at the rate of 6%. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the South Dakota franchise tax, no deduction is allowed for state income and franchise taxes, bad debt deductions are determined on the basis of actual charge-offs, income from municipal obligations exempt from federal taxes are included in the franchise taxable income, and there is a deduction allowed for federal income taxes accrued for the fiscal year. The taxable income for South Dakota franchise tax purposes is apportioned to South Dakota through the use of a three-factor formula consisting of tangible real and personal property, payroll and gross receipts.

         Delaware Taxation. As a Delaware holding company, First Midwest is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. First Midwest is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, savings banks, credit unions, insurance companies, and mortgage bankers making loans secured by real estate located in the Company's market area. Commercial banks and credit unions provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

         The Company attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings banks, credit unions and brokerage houses located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

         The Company serves Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac counties in Iowa and Brookings County in South Dakota. There are 29 commercial banks, two savings banks, other than First Federal, and one credit union which compete for deposits and loans in the First Federal's primary market area in northwest Iowa and five commercial banks and one savings bank, other than First Federal, which compete for deposits and loans in First Federal's market area in South Dakota. In addition, there are eight commercial banks in Security's primary market area in west central Iowa. First Federal recently entered the Des Moines, Iowa market area as a result of the acquisition of Iowa Savings and competes for deposits and loans with numerous financial institutions located throughout the metropolitan area.

Employees

         At September 30, 1996, the Company and its subsidiaries had a total of 106 employees, including 12 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

         The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company who do not serve on the Company's Board of Directors. There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.

         Fred A. Stevens - Mr. Stevens, age 49, serves as Vice President, Secretary and Chief Operating Officer of First Midwest and Executive Vice President, Secretary, Chief Operating Officer and Trust Officer of First Federal. Mr. Stevens is primarily responsible for the daily operation of First Midwest and First Federal, including lending, deposit and trust operations, branch administration, and human resources and compliance. Mr. Stevens joined First Federal in 1974 as a loan officer, was elected Vice President in 1982, and

Senior Vice President in 1986. He was elected Executive Vice President and Chief Operating Officer in 1989, Corporate Secretary in 1990, and Trust Officer in 1992. In addition, Mr. Stevens serves as a director and Vice President and Secretary of First Services Financial Limited and a Brookings Service Corporation director. Mr. Stevens is a former President of the Storm Lake Chamber of Commerce and the Storm Lake Rotary Club. Mr. Stevens received his Bachelor of Science degree from Westmar College, Le Mars, Iowa.

         Donald J. Winchell - Mr. Winchell, age 44, serves as Vice President, Treasurer and Chief Financial Officer of First Midwest and Senior Vice President, Treasurer and Chief Financial Officer of First Federal, responsible for the formulation and implementation of policies and objectives for First Federal's finance, accounting and audit functions. His duties include financial planning, interest rate risk management, accounting, investments, financial policy development and compliance, budgeting, asset/liability management, internal controls, and data processing systems and procedures. Mr. Winchell also serves as the Secretary and Treasurer of Brookings Service Corporation. Mr. Winchell joined First Federal in 1989 as Vice President and Chief Financial Officer, was appointed Treasurer in 1990, and Senior Vice President in 1992. Prior to joining First Federal, Mr. Winchell served as Senior Vice President and Chief Financial Officer of Midwest Federal Savings and Loan Association of Nebraska City, Nebraska since 1981. Mr. Winchell received a Bachelor of Science degree and a Bachelor of Business Administration degree from Washburn University, Topeka, Kansas. Mr. Winchell is a certified public accountant.

Item 2.   Description of Property

         The Company conducts its business at its main office and branch office in Storm Lake, Iowa, and nine other locations in its primary market area in Iowa. The Company also operates two offices in Brookings, South Dakota, through the Company's Brookings Federal Bank division of the Bank.

         The Company owns all of its offices, except for the branch office located at Storm Lake Plaza, Storm Lake, Iowa as to which the land is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1996 was $3.7 million. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank. During fiscal 1996, the Company completed a major remodeling of its main office building at an approximate total cost of $800,000, which includes the cost of construction, furniture and equipment. In November 1996, the Company purchased an existing building located in West Des Moines, Iowa which is currently being remodeled. Upon completion of remodeling, anticipated for early 1997, the facility will open as an additional office of the Iowa Savings Bank Division of First Federal.

         The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1996 was approximately $306,000.

Item 3.  Legal Proceedings

         The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Company in the proceedings, that the resolution of these proceedings should not have a material effect on Company's consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 56 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 19 through 28 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                    Pages on
                Annual Report Section                             Annual Report
                ---------------------                             -------------

Report of Independent Auditors                                         29

Consolidated Balance Sheets
   as of September 30, 1996 and 1995                                   30

Consolidated Statements of Income for the Years
   Ended September 30, 1996, 1995 and 1994                             31

Consolidated Statements of Changes in Shareholders' Equity for
   Years Ended September 30, 1996, 1995 and 1994                       32-33

Consolidated Statements of Cash Flows for the Years
   Ended September 30, 1996, 1995 and 1994                             34-35

Notes to Consolidated Financial Statements                             35-52

         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended September 30, 1996, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On May 17, 1996, the Company dismissed Deloitte & Touche LLP ("D&T") as their independent accountants. The reports of D&T on the financial statements for the two years ended September 30, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The change of independent accountants was recommended by the Audit Committee and subsequently approved by the Board of Directors.

         In connection with its audits for years ended September 30, 1994 and 1995, and through May 17, 1996, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused them to make reference thereto in their report on the financial statements for such years. During such same periods, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) with D&T.

         On May 17, 1996, the Company engaged the firm of Crowe, Chizek, & Company LLP as independent certified accountants for the fiscal year ending September 30, 1996.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors

         Information concerning directors, of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                                                                                      Reference to
                                                                                      Prior Filing
                                                                                       or Exhibit
     Regulation                                                                          Number
     S-B Exhibit                                                                        Attached
       Number                                  Document                                  Hereto
       ------                                  --------                                  ------
         2           Plan of acquisition, reorganization
                      arrangement, liquidation or succession....................          (a)

         3           Articles of Incorporation and Bylaws.......................          (b)

         4           Instruments defining the rights of
                      security holders, including indentures:
                        Common Stock Certificate................................          (b)

         9           Voting trust agreement.....................................         None

         10          Material contracts:
                      1995 Stock Option and Incentive Plan......................         10.1
                      1993 Stock Option and Incentive Plan......................          (b)
                      Recognition and Retention Plan............................          (b)
                      Supplemental Employees' Investment
                       Plan.....................................................          (a)
                      Employment Agreements:
                        James S. Haahr..........................................          (b)
                        Fred A. Stevens.........................................          (b)
                        Donald J. Winchell......................................          (b)
                        Steven P. Myers.........................................          (a)
                     Executive Officer Compensation Program.....................          (c)
                     Executive Officer Incentive Stock Plan.....................          (c)
                      for Mergers and Acquisitions..............................

         11          Statement re: computation of per
                      share earnings............................................          (d)

         13          Annual Report to Security Holders..........................          13

         16          Letter on change in certifying
                      accountant................................................         None

         18          Letter on change in accounting
                      principles................................................         None

         21          Subsidiaries of Registrant.................................          21

         22          Published report regarding matters
                      submitted to vote of security holders.....................         None

         23          Consents of Experts and Counsel............................          23

                                                                                      Reference to
                                                                                      Prior Filing
                                                                                       or Exhibit
     Regulation                                                                          Number
     S-B Exhibit                                                                        Attached
       Number                                  Document                                  Hereto
       ------                                  --------                                  ------

         24          Power of Attorney..........................................    Not applicable

         27          Financial Data Schedule....................................          27

         28          Information from reports furnished to
                      state insurance regulatory authorities.                            None

         99          Annual Report of former Accountants........................          99


(a)    Filed as exhibits to the  Company's  Annual Report on Form 10-KSB for the
       fiscal  year-end  September  30,  1994.  All  of  such  previously  filed documents are hereby  incorporated herein by reference in accordance with
       Item 601 of Regulation S-B.
(b)    Filed as exhibits to the Company's S-1  registration  statement  filed on
       June  17,  1993,  (File  No.  33-64654)  pursuant  to  Section  5 of  the
       Securities Act of 1933. All of such previously filed documents are hereby
       incorporated   herein  by  reference  in  accordance  with  Item  601  of
       Regulation S-B.
(c)    Filed as exhibits to the  Company's  Annual Report on Form 10-KSB for the
       fiscal year ended September 30, 1995. All such previously filed documents are hereby  incorporated  herein by reference in accordance with Item 601 of Regulation S-B.
(d)    See Note 1 of  Notes to Consolidated  Financial  Statements in the Annual
       Report to Shareholders' attached hereto as Exhibit 13.


(b) Reports on Form 8-K:

         There have been two Current Reports on Form 8-K filed within the three month period ended September 30, 1996. A Current Report on Form 8-K was filed on August 27, 1996, containing a press release announcing a cash dividend. A Current Report on Form 8-K was filed on September 5, 1996, containing a press release announcing the receipt of regulatory approval to acquire CWB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FIRST MIDWEST FINANCIAL, INC.

Date:    December 27, 1996                      By: /s/ James S. Haahr
                                                     ------------------
                                                     James S. Haahr
                                                     (Duly Authorized
                                                     Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ James S. Haahr                         By:   /s/Jeanne Partlow
      ------------------                               -----------------
      James S. Haahr                                   Jeanne Partlow
      Chairman of the Board, President and             Director
      Chief Executive Officer
      (Principal Executive Officer)

Date: December 27, 1996                         Date: December 27, 1996


By:   /s/E. Thurman Gaskill                      By:   /s/Rodney G. Muilenburg
      ---------------------                            -----------------------
      E. Thurman Gaskill                               Rodney G. Muilenburg
      Director                                         Director

Date: December 27, 1996                         Date: December 27, 1996


By:   /s/J. Tyler Haahr                          By:   /s/E. Wayne Cooley
      -----------------                                ------------------
      J. Tyler Haahr                                   E. Wayne Cooley
      Director                                         Director

Date: December 27, 1996                         Date: December 27, 1996


By:   /s/Donald J. Winchell
      ---------------------
      Donald J. Winchell
      Vice  President, Chief Financial Officer and Treasurer
      (Principal Financial Accounting
      Officer)

Date: December 27, 1996

                                INDEX TO EXHIBITS






 Exhibit
 Number

     10.1           1995 Stock Option and Incentive Plan

     11 Statement re: computation of per share earnings (included under Note 1 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as
                    Exhibit 13)


     13             Annual Report to Stockholders

     21             Subsidiaries of the Registrant

     23             Consents of Experts

     27             Financial Data Schedule

     99             Independent Audit Report of former Accountants