Form 10-Q
period 1996-12-31
FIRST MIDWEST FINANCIAL INC
filed 1997-02-11
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class:                                    Outstanding at December 31, 1996:
     ------                                    ---------------------------------
Common Stock, $.01 par value                         2,896,536 Common Shares

Transitional Small Business Disclosure Format: Yes [   ]   No [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX




Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets at December 31, 1996
                    and September 30, 1996

                  Consolidated  Statements  of Income for the
                    Three Months Ended December 31, 1996 and 1995


                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Three Months Ended December 31, 1996

                  Consolidated Statements of Cash Flows for the
                    Three Months Ended December 31, 1996 and 1995

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Part II.  Other Information


      Signatures

Part I.  Financial Information

Item 1. Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                         December 31, 1996        September 30, 1996
                                                                         -----------------        ------------------
                  Assets
Cash and cash equivalents                                                   $ 12,759,322              $ 14,628,652
Securities available for sale, amortized cost of
  $91,824,710 and $109,444,536                                                92,218,350               109,491,558
Loans receivable - net of allowances of $2,381,956
  and $2,356,113                                                             244,065,909               243,533,519
Real estate owned - net of allowance of $5,000                                    62,692                    86,818
Accrued interest receivable                                                    5,378,350                 5,029,047
Federal Home Loan Bank stock                                                   5,524,700                 5,524,700
Premises and equipment, net                                                    4,118,421                 3,680,332
Excess of cost over net assets acquired                                        5,000,266                 5,090,959
Other assets                                                                     757,061                   942,713
                                                                            ------------              ------------
         Total Assets                                                       $369,885,071              $388,008,298
                                                                            ============              ============
Liabilities and Shareholders' Equity

                  Liabilities
Deposits                                                                    $232,612,127              $233,405,726
Advances from Federal Home Loan Bank                                          86,035,005               102,287,803
Securities sold under agreements to repurchase                                 2,789,918                 2,789,918
Other borrowings                                                                       -                 1,400,000
Advances from borrowers for taxes and insurance                                  570,511                   490,243
Accrued interest payable                                                       1,248,558                 1,271,465
Other liabilities                                                              2,960,430                 3,153,441
                                                                            ------------              ------------
         Total Liabilities                                                   326,216,549               344,798,596
                                                                            ------------              ------------

                  Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding                                                                -                         -
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,959,077 and 1,990,495 issued (see Note 3)                                     29,591                    19,905
Additional paid-in capital                                                    20,691,776                20,862,551
Retained earnings - substantially restricted                                  24,438,579                23,748,383
Net unrealized appreciation on securities available for sale,
  net of tax of $143,055 and $18,324                                             250,585                    28,698
Unearned Employee Stock Ownership Plan shares                                   (717,400)                 (767,200)
Treasury stock, 62,541 and 44,760 common shares, at cost                      (1,024,609)                 (682,635)
                                                                            ------------              ------------
         Total Shareholders' Equity                                           43,668,522                43,209,702
                                                                            ------------              ------------

         Total Liabilities and Shareholders' Equity                         $369,885,071              $388,008,298
                                                                            ============              ============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                    FIRST MIDWEST FINANCIAL, INC.
                                           AND SUBSIDIARIES
                                  Consolidated Statements of Income

                                                                           Three Months Ended
                                                                               December 31,
                                                                        1996                 1995
                                                                    -----------          -----------
Interest Income:
    Loans receivable                                                $ 5,550,790          $ 4,021,721
    Securities available for sale                                     1,657,640            1,262,661
    Dividends on FHLB stock                                              97,499               78,950
                                                                    -----------          -----------
         Total interest income                                        7,305,929            5,363,332
                                                                    -----------          -----------
Interest Expense:
    Deposits                                                          2,950,598            2,166,635
    FHLB advances and other borrowings                                1,338,195              793,559
                                                                    -----------          -----------
         Total interest expense                                       4,288,793            2,960,194
                                                                    -----------          -----------
Net interest income                                                   3,017,136            2,403,138
    Provision for loan losses                                            30,000               30,000
                                                                    -----------          -----------
Net interest income after provision for loan losses                   2,987,136            2,373,138
                                                                    -----------          -----------
Noninterest income:
    Loan fees and service charges                                       333,687              196,468
    Gain on sale of securities available for sale                         -                   29,050
    Brokerage commissions                                                22,998               60,946
    Other income                                                         50,970               36,612
                                                                    -----------          -----------
         Total noninterest income                                       407,655              323,076
                                                                    -----------          -----------
Noninterest expense:
    Employee compensation and benefits                                1,036,579              879,524
    Occupancy and equipment expense                                     224,421              102,980
    SAIF deposit insurance premium                                       95,710              102,905
    Data processing expense                                              78,281               59,460
    Other expense                                                       378,354              262,064
                                                                    -----------          -----------
         Total noninterest expense                                    1,813,345            1,406,933
                                                                    -----------          -----------
Income before income taxes                                            1,581,446            1,289,281
    Income tax expense                                                  628,230              512,436
                                                                    -----------          -----------
Net income                                                          $   953,216          $   776,845
                                                                    ===========          ===========
Primary and Fully Diluted Earnings
 per Common Share (see Notes 2 and 3):                                    $ .33                $ .29
                                                                          =====                =====

The accompanying notes are an integral part of these consolidated financial statements.

                                                    FIRST MIDWEST FINANCIAL, INC.
                                                          AND SUBSIDIARIES
                                      Consolidated Statement of Changes in Shareholders' Equity
                                            For the Three Months Ended December 31, 1996


                                                                                 Net
                                                                              Unrealized       Unearned
                                                                             Appreciation      Employee
                                                                            (Depreciation)       Stock
                                                Additional                   on Securities     Ownership                   Total
                                       Common     Paid-In      Retained     Available for       Plan       Treasury    Shareholders'
                                        Stock     Capital      Earnings    Sale, Net of Tax     Shares       Stock        Equity
                                        -----     -------      --------    ----------------     ------       -----        ------
Balance at September 30, 1996          $19,905  $20,862,551   $23,748,383      $ 28,698       $(767,200)  $ (682,635)   $43,209,702

4,980 common shares committed
to be released under the ESOP               -        66,583             -             -          49,800            -        116,383

Cash dividends declared on
common stock ($0.09 per share)              -             -      (262,178)            -               -            -       (262,178)

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of $124,731            -             -             -       221,887               -            -        221,887

Amortization of recognition and
retention plan common shares and
tax benefit of restricted stock
under the plan                              -        10,486             -             -               -            -         10,486

Retirement of 2,396 common shares          (24)          24             -             -               -            -              -

Purchase of 31,500 common
shares of treasury stock                     -            -             -             -               -      (614,507)     (614,507)

Issuance of 13,719 common
shares from treasury stock due
to exercise of stock options                 -     (238,158)            -             -               -       272,533        34,375

Issuance of 970,978 common shares
for stock dividend declared on
common stock, net of cash paid
in lieu of fractional shares             9,710       (9,710)         (842)            -               -             -          (842)

Net income for the three months
ended December 31, 1996                      -            -       953,216             -               -             -       953,216
                                       -------  -----------   -----------    ----------       ---------   -----------   -----------
Balance at December 31, 1996           $29,591  $20,691,776   $24,438,579    $  250,585       $(717,400)  $(1,024,609)  $43,668,522
                                       =======  ===========   ===========    ==========       =========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                           FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows

                                                                                    Three Months Ended December 31,
                                                                                         1996               1995
                                                                                   ------------       ------------
Cash flows from operating activities:
    Net income                                                                     $    953,216       $    776,845
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net                                     222,446            188,542
      Provision for loan losses                                                          30,000             30,000
      Gain on sales of securities available for sale, net                                  -               (29,050)
      Gain on sales of office property, net                                                -                (3,399)
      Stock dividends from Federal Home Loan Bank stock                                    -               (78,900)
      Proceeds from sales of loans held for sale                                         16,651              6,188
      Originations of loans held for sale                                              (104,536)           (83,036)
      Net change in accrued interest receivable                                        (349,303)          (113,215)
      Net change in other assets                                                        184,833             95,530
      Net change in accrued interest payable                                            (22,907)            61,675
      Net change in accrued expenses and other liabilities                             (318,581)         8,805,121
                                                                                   ------------       ------------
              Net cash from operating activities                                        611,819          9,656,301
                                                                                   ------------       ------------
Cash flows from investing activities:
    Purchase of securities available for sale                                        (1,024,000)       (33,369,386)
    Proceeds from sales of securities available for sale                                  -                165,000
    Proceeds from maturities of securities available for sale                        16,893,776         20,650,000
    Proceeds from principal repayment of mortgage-backed securities                   1,750,045          1,482,321
    Net change in loans receivable                                                    2,968,453          1,583,497
    Loans purchased                                                                  (3,370,130)        (8,376,596)
    Purchase of Iowa Bancorp, Inc., net of cash received                                  -             (5,217,265)
    Proceeds from sales of foreclosed real estate                                        24,126             11,796
    Purchase of premises and equipment, net                                            (514,979)          (574,178)
    Proceeds from sales of assets                                                         -                 26,335
                                                                                   ------------       ------------
              Net cash from investing activities                                     16,727,291        (23,618,476)
                                                                                   ------------       ------------

                                           FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                    (continued)

                                                                                    Three Months Ended December 31,
                                                                                         1996               1995
                                                                                   ------------       ------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
     NOW and money market demand accounts                                               283,365           (382,995)
    Net change in other time deposits                                                (1,076,965)         6,420,940
    Proceeds from advances from Federal Home Loan Bank                               25,000,000         49,000,240
    Payments of advances from Federal Home Loan Bank                                (41,252,798)       (32,002,798)
    Net change in securities sold under agreements to repurchase                          -                500,000
    Net change in other borrowings                                                   (1,400,000)              -
    Net change in advances from borrowers for taxes and insurance                        80,268            (44,440)
    Cash dividends paid                                                                (262,178)          (196,683)
    Proceeds from exercise of stock options                                              34,375               -
    Purchase of treasury stock                                                         (614,507)           (83,500)
                                                                                   ------------       ------------
              Net cash from financing activities                                    (19,208,440)        23,210,764
                                                                                   ------------       ------------
Net change in cash and cash equivalents                                              (1,869,330)         9,248,589
Cash and cash equivalents at beginning of period                                     14,628,652          4,615,712
                                                                                   ------------       ------------
Cash and cash equivalents at end of period                                         $ 12,759,322       $ 13,864,301
                                                                                   ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to consolidated Financial Statements


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal"), Security State Bank ("Security"), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair  presentation  of the results for the periods  reported  have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's financial statements, and notes thereto, for the year ended September 30, 1996.

2.       EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding during the period and the common share equivalents which would arise from considering dilutive stock options, which totaled 2,923,736 and 2,687,150 shares for the three months ended December 31, 1996 and 1995, respectively. The difference between primary and fully diluted earnings per share is not material. Unallocated shares of common shares held by the employee stock ownership plan are not considered outstanding for the purpose of calculating earnings per share.

3.       SUBSEQUENT EVENT

         On November 25, 1996, the Company declared a 50% stock dividend payable on January 2, 1997 to stockholders of record December 16, 1996. The stock dividend is reflected in the balance sheet, and dividend and earnings per share data has been restated for all reported periods.

4.       ACQUISITIONS

         On December 29. 1995, the Company acquired 100% of the common stock of Iowa Bancorp, Inc. ("Iowa Bancorp"), and its wholly-owned subsidiary, Iowa Savings Bank, a federal savings bank, ("Iowa Savings") located in Des Moines, Iowa, in a purchase transaction with $25 million in assets. Each share of Iowa Bancorp's common stock was exchanged for $20.39 in cash. The Company paid aggregate consideration of approximately $8 million. Iowa Bancorp's results of operations are included in the consolidated income statement of the Company beginning as of the purchase date.

         Presented below are the unaudited consolidated proforma results of operations of the Company for the three months ended December 31, 1995, assuming the Iowa Bancorp acquisition had occurred as of the beginning of the period.

                                                             Three Months Ended
                                                              December 31, 1995
                                                              -----------------
              Net interest income                                $ 2,512,000
              Net Income                                             633,000
              Earnings per weighted average common and
                common equivalent share
                   Fully diluted:
                       Net income                                      $0.24
                                                                       =====

         On September 30, 1996, the Company acquired 100% of the common stock of Central West Bancorporation ("Central West"), and its wholly-owned subsidiary, Security State Bank, located in Stuart, Iowa, in a purchase transaction with $33 million in assets. Each share of Central West's common stock was exchanged for $18.04 in cash and 2.3528 shares of the Company's common stock. The Company paid approximately $1.3 million and issued 171,158 common shares valued at $23 per share for a total value of approximately $3.9 million. Central West's results of operations are included in the consolidated income statement of the Company beginning as of the purchase date.

         Presented below are the unaudited consolidated proforma results of operations of the Company for the three months ended December 31, 1995, assuming the Central West acquisition had occurred as of the beginning of the period.

                                                             Three Months Ended
                                                              December 31, 1995
                                                              -----------------

              Net interest income                                $ 2,619,000
              Net Income                                             755,000
              Earnings per weighted average common and
                common equivalent share
                   Fully diluted:
                       Net income                                      $0.26
                                                                       =====

5.       SECURITIES

         During the year ended September 30, 1995, the Company reclassified all securities, including mortgage-backed securities, previously designated as held to maturity to the available for sale category. All securities acquired subsequent to this reclassification have also been designated as available for sale.

6.       COMMITMENTS

         At December 31, 1996 and September 30, 1996, the Company had outstanding commitments to originate and purchase loans totaling $24.1 million and $20.7 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

7.       ACCOUNTING STANDARDS IMPLEMENTED

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires review of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective October 1, 1996. The adoption had no material effect on the Company's financial position or results of operations for the three months ended December 31, 1996.

         The FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, in May 1995. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this Statement, an entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Under current practice, all such costs are assigned to the loan. The costs allocated to mortgage servicing rights are to be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights are to be periodically evaluated for impairment. The Statement became effective for the Company as of October 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's financial position or results of operations for the three months ended December 31, 1996.

         In  October  1995,  the  FASB  issued  SFAS  No.  123,  Accounting  for
         Stock-Based Compensation. SFAS No. 123 encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the proforma effect on net income and on earnings per common share had the fair value accounting been adopted. The proforma disclosures are not required in noncomplete interim financial statements. The Company will provide any required proforma disclosures in any future complete financial statements.

Part I.    Financial Information

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

GENERAL

First Midwest Financial, Inc. ("First Midwest" or the "Company") is a bank holding company whose primary assets are First Federal Savings Bank of the Midwest ("First Federal") and Security State Bank ("Security"). The Company was incorporated in 1993 as a unitary non-diversified savings and loan holding company and, on September 20, 1993, acquired all of the capital stock of First Federal in connection with First Federal's conversion from mutual to stock form of ownership. On September 30, 1996, the Company became a bank holding company in conjunction with the acquisition of Security. All references to the Company prior to September 20, 1993, except where otherwise indicated, are to First Federal and its subsidiary on a consolidated basis.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 1996, compared to September 30, 1996, and the consolidated results of operations for the three months ended December 31, 1996, compared to the same period in 1995. This discussion should be read in conjunction with the Company's financial statements, and notes thereto, for the year ended September 30, 1996.


FINANCIAL CONDITION

Total assets decreased by $18.1 million, or 4.7%, from $388.0 million at September 30, 1996, to $369.9 million at December 31, 1996. The decrease is primarily attributable to a reduction in the Company's portfolio of securities available for sale as a result of maturities, the proceeds of which were used to repay advances from the Federal Home Loan Bank and other borrowings.

Cash and cash equivalents decreased $1.9 million, or 12.8%, to $12.8 million at December 31, 1996, from $14.6 million at September 30, 1996. The decrease was due primarily to the use of liquid funds to fund growth in the loan portfolio and repayment of short-term borrowings.

The portfolio of securities available for sale decreased by $17.3 million, or 15.8%, to $92.2 million at December 31, 1996, from $109.4 million at September 30, 1996. The decrease is the result of the maturity or call of securities an amount that exceeded purchases made during the period.

The portfolio of net loans receivable increased by $532,000, or 0.2%, to $244.1 million at December 31, 1996, from $243.5 million at September 30, 1996. The increase in loans receivables reflects increased originations of residential, agricultural, commercial business and consumer loans, and the purchase of multi-family residential and commercial real estate loans during the period.

Deposit balances decreased by $794,000, or 0.3%, to $232.6 million at December 31, 1996, from $233.4 million at September 30, 1996. The decrease in deposits resulted from declines in money market accounts, savings accounts and certificates of deposit, and was partially offset by an increase in checking accounts.

The balance in advances from the Federal Home Loan Bank of Des Moines decreased by $16.3 million, or 15.9%, to $86.0 million at December 31, 1996 from $102.3 million at September 30, 1996. In addition, other borrowings were repaid in whole resulting in a decrease of $1.4 million. The decrease in FHLB advances and other borrowings reflects the repayment of short-term debt that had primarily been used to fund the purchase of securities available for sale. These securities matured or were called during the period and the proceeds were used to repay the borrowings.

Total shareholders' equity increased by $460,000, or 1.1%, to $43.7 million at December 31, 1996 from $43.2 million at September 30, 1996. The increase in shareholder's equity was due to growth in retained earnings and an increase in unrealized appreciation on securities available for sale. The increase was partially offset by the effect of the purchase of treasury stock during the period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 1996 totaled $2.8 million, which reflects an increase of $57,000, or 2.1%, from the $2.7 million balance at September 30, 1996. At December 31, 1996, non-performing assets included twelve non-accrual mortgage loans with an aggregate outstanding balance of $2.1 million, and fifty-five non-accrual consumer and commercial loans with an aggregate outstanding balance of $600,000. In addition, non-performing assets at December 31, 1996 included real estate owned and other repossessed assets totaling $63,000, compared to $87,000 at September 30, 1996.

Generally, when a loan becomes delinquent 90 days or more, or when the collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status and, as a result of this action, previously accrued interest income on the loan is taken out of current income. The loan will remain on non-accrual status as long as the loan is 90 days or more delinquent.

The Company establishes its provision for possible loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of non-performing loans, the composition of its loan portfolio and the general economic environment within which the Bank and its borrowers operate. As a result of this analysis, the Company has established an allowance for loan losses at December 31, 1996, of $2.4 million. The allowance represents approximately 85.4% of the total non-performing assets at December 31, 1996.

Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure, was adopted as of October 1, 1995. Under this statement, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as provision for loan loss expense. The adoption of this statement had no impact on the provision for loan loss expense for the three month periods ended December 31, 1996 or 1995.

The following table sets forth an analysis of the Company's allowance for loan losses:

                                                       (In Thousands)
     Balance, September 30, 1996                          $ 2,356
           Charge-offs                                          4
           Transfers to real estate owned                       -
           Recoveries                                           -
           Additions charged to operations                     30
                                                          -------
     Balance, December 31, 1996                           $ 2,382

Based on currently available information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

RESULTS OF OPERATIONS

General. Net income for the three months ended December 31, 1996 increased $176,000, or 22.7%, to $953,000 from $777,000 during the same period in 1995.
The increase in net income is primarily due to an increase in net interest income resulting from a significant increase in earning assets between the comparable periods. The increase in earning assets is due to the acquisitions of Iowa Bancorp and Central West and, additionally, to the growth in the Company's loan portfolio.

Interest Income. Total interest income for the three months ended December 31, 1996 increased by $1.9 million, or 36.2%, to $7.3 million, compared to $5.4 million during the same period in 1995. The increase is primarily due to a $1.5 million increase in interest income from the loan portfolio and a $395,000 increase in interest income from the portfolio of securities available for sale. These increases are due to higher average portfolio balances during the 1996 period compared to 1995 as a result of the acquisitions of Iowa Bancorp and Central West, the increased origination and purchase of loans, and the purchase of securities available for sale.

Interest expense. Total interest expense for the three months ended December 31, 1996 increased by $1.3 million, or 44.9%, to $4.3 million from $3.0 million during the same period in 1995. The increase is due to a $784,000 increase in interest expense on deposits as a result of higher deposit balances associated with the acquisitions of Iowa Bancorp and Central West. In addition, the increase is due to a $545,000 increase in interest expense on FHLB advances and other borrowings as a result of increased borrowings used to fund the origination and purchase of loans and the purchase of securities available for sale.

Net Interest Income. Net interest income increased by $614,000, or 25.5%, to $3.0 million for the three months ended December 31, 1996, from $2.4 million for the same period in 1995. The increase in net interest income is due primarily to the overall increase in interest-earning assets between the comparable periods, which resulted from the acquisitions of Iowa Bancorp and Central West and, additionally, as a result of increases in the loan portfolio and the portfolio of securities available for sale.

Provision for Loan Losses. For each of the three month periods ended December 31, 1996 and 1995, the provision for loan losses was $30,000. Management believes, based on review of historic loan losses, current economic conditions, the level of non-performing loans, and other factors, that the current level of provision for loan losses, and the resulting level in the allowance for loan losses, reflects an adequate reserve against potential losses from the loan portfolio.

Non-Interest Income. Non-interest income increased by $85,000, or 26.2%, to $408,000 for the three months ended December 31, 1996, from $323,000 for the same period in 1995. The increase reflects the higher collection of loan fees from the origination and purchase of loans and the increased collection of service charges on deposit accounts.

Non-Interest Expense. Non-interest expense increased $406,000, or 28.9%, to $1.8 million for the three months ended December 31, 1996, from $1.4 million for the same period in 1995. The increase in non-interest expense reflects the operation of additional office facilities associated with the acquisitions of Iowa Bancorp and Central West.

Income Tax Expense. Income tax expense increased $116,000, or 22.6%, to $628,000 for the three months ended December 31, 1996, from $512,000 for the same period in 1995. The increase is due to the higher level of taxable income between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans, investments and mortgage-backed securities, and funds provided by operations. While scheduled payments on loans, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 5% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar month, of which short-term liquid assets must comprise not less than 1%. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations generally having remaining terms to maturity of less than five years, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels well in excess of those required. First Federal's regulatory liquidity ratios at December 31, 1996 and September 30, 1996, were 5.8% and 5.4%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity and to meet operating expenses. At December 31, 1996, the Company had commitments to originate and purchase loans totalling $24.1 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at December 31, 1996 which, at that date, exceeded the capital adequacy requirements:

                                                                  To Be Well
                                            Requirement        Capitalized Under
                                             For Capital       Prompt Corrective
                              Actual       Adequacy Purposes   Action Provisions
                         Amount     %        Amount    %          Amount     %
                         ------     -        ------    -          ------     -
                                     (Dollars in Thousands)
Tangible Capital        $32,436    9.9%     $ 4,436   1.5%       $ 9,877    3.0%
Leverage Capital        $32,436    9.9%     $ 9,877   3.0%       $19,754    6.0%
Risk-Based Capital      $34,203   16.6%     $16,471   8.0%       $20,589   10.0%

Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at December 31, 1996 which, at that date, exceeded the capital adequacy requirements:

                                                                   To Be Well
                                               Requirement     Capitalized Under
                                               For Capital     Prompt Corrective
                                Actual      Adequacy Purposes  Action Provisions
                            Amount     %       Amount    %        Amount     %
                            ------     -       ------    -        ------     -
                                         (Dollars in Thousands)
Tier 1 Capital (to risk-
  weighted assets)          $3,140   13.3%     $  945   4.0%      $1,418    6.0%
Leverage Capital
  (to average assets)       $3,140    9.0%     $1,392   4.0%      $1,740    5.0%
Risk-Based Capital (to
  risk-weighted assets)     $3,459   14.6%     $1,890   8.0%      $2,363   10.0%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 1996, First Federal and Security exceeded minimum requirements for the well-capitalized category.

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:                      None

              (b)  Reports on Form 8-K:

                   First Midwest filed Form 8-K dated October 1, 1996 to report the issuance of a press release that announced the acquisition of Central West Bancorporation, the holding company for Security State Bank, Stuart, Iowa.

                   First Midwest filed Form 8-K dated October 15, 1996 to report
                   the   completion   of  the   acquisition   of  Central   West
                   Bancorporation.

                   First Midwest filed Form 8-K dated October 18, 1996 to report the issuance of a press release that announced the Company's fourth quarter and fiscal year earnings, and announced plans to repurchase up to 150,000 shares of the Company's outstanding common stock.

                   First Midwest filed Form 8-K dated November 25, 1996 to report the issuance of a press release that announced the payment of a cash dividend of $.135 per share, payable
                   January 2, 1997 to stockholders of record on December 16, 1996, and announced the payment of a 50% stock dividend to be paid on January 2, 1997 to stockholders of record December 16, 1996.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST MIDWEST FINANCIAL, INC.



Date: February 11, 1997             By:/s/ James S. Haahr
                                       ------------------
                                           James S. Haahr
                                           Chairman of the Board,
                                           President and Chief Executive Officer



Date: February 11, 1997             By:/s/ Donald J. Winchell
                                       ----------------------
                                           Donald J. Winchell
                                           Vice President,
                                           Treasurer and Chief Financial Officer