Form 10-Q
period 1997-03-31
FIRST MIDWEST FINANCIAL INC
filed 1997-05-08
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class:                                    Outstanding at March 31, 1997
     ------                                    ---------------------------------
Common Stock, $.01 par value                         2,827,323 Common Shares

Transitional Small Business Disclosure Format: Yes [   ]   No [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX




Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at March 31, 1997 and September 30, 1996

                  Consolidated Statements of Income for the
                    Three Months and Six Months Ended March 31,
                    1997 and 1996

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Six Months Ended March 31, 1997

                  Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 1997 and 1996

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Part II.  Other Information


      Signatures

Part I.  Financial Information

Item 1. Financial Statements

                                   FIRST MIDWEST FINANCIAL, INC.
                                         AND SUBSIDIARIES
                                    Consolidated Balance Sheets

                                                              March 31, 1997   September 30, 1996
                                                              --------------   ------------------
Assets

Cash and cash equivalents ................................     $  13,500,358      $  14,328,652
Interest-bearing deposits in other financial institutions
  (cost approximates market value) .......................           300,000            300,000
Securities available for sale, amortized cost of
  $90,620,861 and $109,444,536 ...........................        90,528,990        109,491,558
Loans receivable - net of allowances of $2,398,632
  and $2,356,113 .........................................       246,139,867        243,533,519
Real estate owned - net of allowance of $5,000 ...........            59,075             86,818
Accrued interest receivable ..............................         3,971,162          5,029,047
Federal Home Loan Bank stock, at cost ....................         5,524,700          5,524,700
Premises and equipment, net ..............................         4,147,066          3,680,332
Excess of cost over net assets acquired ..................         4,939,808          5,090,959
Other assets .............................................         1,065,984            942,713
                                                               -------------      -------------
         Total Assets ....................................     $ 370,177,010      $ 388,008,298
                                                               =============      =============
Liabilities and Shareholders' Equity

                  Liabilities
Deposits .................................................     $ 235,521,226      $ 233,405,726
Advances from Federal Home Loan Bank .....................        85,632,144        102,287,803
Securities sold under agreements to repurchase ...........         2,440,000          2,789,918
Other borrowings .........................................              --            1,400,000
Advances from borrowers for taxes and insurance ..........           514,240            490,243
Accrued interest payable .................................         1,267,271          1,271,465
Other liabilities ........................................         1,891,590          3,153,441
                                                               -------------      -------------
         Total Liabilities ...............................       327,266,471        344,798,596
                                                               -------------      -------------

                                   FIRST MIDWEST FINANCIAL, INC.
                                         AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                                           (continued)

                                                              March 31, 1997   September 30, 1996
                                                              --------------   ------------------
                  Shareholders' Equity

Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding ..................................              --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,957,999 and 1,990,495 issued .........................            29,580             19,905
Additional paid-in capital ...............................        20,758,006         20,862,551
Retained earnings - substantially restricted .............        25,027,684         23,748,383
Net unrealized appreciation/(depreciation) on securities
  available for sale, net of tax of $(39,758) and $18,324            (52,113)            28,698
Unearned Employee Stock Ownership Plan shares ............          (667,600)          (767,200)
Treasury stock, 130,676 and 44,760 common shares, at cost         (2,185,018)          (682,635)
                                                               -------------      -------------
         Total Shareholders' Equity ......................        42,910,539         43,209,702
                                                               -------------      -------------
         Total Liabilities and Shareholders' Equity ......     $ 370,177,010      $ 388,008,298
                                                               =============      =============




The accompanying notes are an integral part of these consolidated financial statements.

                                            FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                          Consolidated Statements of Income

                                                                Three Months Ended             Six Months Ended
                                                                    March 31,                     March 31,
                                                               1997           1996            1997          1996
                                                           -----------    -----------    -----------    -----------
Interest and Dividend Income:
    Loans receivable ..................................    $ 5,399,175    $ 4,613,148    $10,949,965    $ 8,634,869
    Securities available for sale .....................      1,387,852      1,279,133      3,045,493      2,541,794
    Dividends on Federal Home Loan Bank stock .........         95,068         69,977        192,567        148,927
                                                           -----------    -----------    -----------    -----------
         Total interest and dividend income ...........      6,882,095      5,962,258     14,188,025     11,325,590
                                                           -----------    -----------    -----------    -----------
Interest Expense:
    Deposits ..........................................      2,877,640      2,498,570      5,828,238      4,665,205
    Other borrowings ..................................      1,096,345        908,915      2,434,540      1,702,474
                                                           -----------    -----------    -----------    -----------
         Total interest expense .......................      3,973,985      3,407,485      8,262,778      6,367,679
                                                           -----------    -----------    -----------    -----------
Net interest income ...................................      2,908,110      2,554,773      5,925,247      4,957,911
     Provision for loan losses ........................         30,000         30,000         60,000         60,000
                                                           -----------    -----------    -----------    -----------
Net interest income after provision for loan losses ...      2,878,110      2,524,773      5,865,247      4,897,911
                                                           -----------    -----------    -----------    -----------

Non-interest income:
    Loan fees and service charges .....................        231,643        214,233        565,330        410,702
    Gain on sales of securities available for sale, net           --           28,079           --           57,129
    Brokerage commissions from subsidiary .............         14,370         90,789         37,368        151,735
    Other .............................................        137,417         33,135        188,387         69,745
                                                           -----------    -----------    -----------    -----------
         Total non-interest income ....................        383,430        366,236        791,085        689,311
                                                           -----------    -----------    -----------    -----------
Non-interest expense:
    Compensation and benefits .........................      1,032,970        959,412      2,069,549      1,838,936
    Occupancy and equipment ...........................        276,919        169,505        501,340        272,485
    Federal deposit insurance .........................         37,712        104,656        133,422        207,561
    Data processing ...................................         81,633         76,222        159,914        135,682
    Other .............................................        400,556        343,109        778,910        605,172
                                                           -----------    -----------    -----------    -----------
         Total non-interest expense ...................      1,829,790      1,652,904      3,643,135      3,059,836
                                                           -----------    -----------    -----------    -----------
Income before income taxes ............................      1,431,750      1,238,105      3,013,197      2,527,386
    Income tax expense ................................        582,211        511,297      1,210,441      1,023,733
                                                           -----------    -----------    -----------    -----------
Net income ............................................    $   849,539    $   726,808    $ 1,802,756    $ 1,503,653
                                                           ===========    ===========    ===========    ===========
Primary and fully diluted earnings
 per common and common equivalent share: ..............    $       .29    $       .27    $       .62    $       .56
                                                           ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                   FIRST MIDWEST FINANCIAL, INC.
                                                          AND SUBSIDIARIES
                                      Consolidated Statement of Changes in Shareholders' Equity
                                               For the Six Months Ended March 31, 1997


                                                                                 Net
                                                                              Unrealized       Unearned
                                                                             Appreciation      Employee
                                                                            (Depreciation)       Stock
                                                Additional                   on Securities     Ownership                  Total
                                       Common     Paid-In      Retained     Available for        Plan       Treasury   Shareholders'
                                        Stock     Capital      Earnings    Sale, Net of Tax     Shares       Stock       Equity
                                        -----     -------      --------    ----------------     ------       -----       ------
Balance at September 30, 1996 ........ $ 19,905  $ 20,862,551 $ 23,748,383     $ 28,698       $(767,200)  $ (682,635)  $ 43,209,702

14,940 common shares committed
to be released under the ESOP ........     --         141,423         --          --             99,600           --        241,023

Cash dividends declared on
common stock ($0.09 per share) .......     --            --       (522,622)       --               --             --       (522,622)

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of $(58,082).....     --            --           --        (80,811)           --             --        (80,811)

Amortization of recognition and
retention plan common shares and
tax benefit of restricted stock
under the plan .......................     --          20,970         --          --               --             --         20,970

Retirement of 3,474 common shares.....      (35)           35         --          --               --             --             --

Purchase of 120,000 common
shares of treasury stock .............     --            --           --          --               --     (2,095,637)    (2,095,637)

Issuance of 34,084 common
shares from treasury stock due
to exercise of stock options .........     --        (257,263)        --          --               --        593,254        335,991

Issuance of 970,978 common shares
for stock dividend declared on
common stock, net of cash paid
in lieu of fractional shares .........    9,710        (9,710)        (833)       --               --             --           (833)

Net income for the six months
ended March 31, 1997 .................     --            --      1,802,756        --               --             --      1,802,756
                                       --------  ------------ ------------     --------        ---------  -----------  ------------

Balance at March 31, 1997 ............ $ 29,580  $ 20,758,006 $ 25,027,684     $(52,113)       $(667,600) $(2,185,018) $ 42,910,539
                                       ========  ============ ============     ========        =========  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                           FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows

                                                                                     Six Months Ended March 31,
                                                                                  -------------------------------
                                                                                      1997               1996
                                                                                  ------------       ------------
Cash flows from operating activities:
    Net income ...............................................................    $  1,802,756     $  1,503,653
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net ..........................         516,258          450,520
      Provision for loan losses ..............................................          60,000           60,000
      Gain on sales of securities available for sale, net ....................            --            (57,129)
      Gain on sales of office property, net ..................................            --             (3,399)
      Stock dividends from Federal Home Loan Bank stock ......................            --            (78,900)
      Proceeds from sales of loans held for sale .............................       1,429,502        1,542,767
      Originations of loans held for sale ....................................      (1,429,502)      (1,594,623)
      Net change in accrued interest receivable ..............................       1,057,885          (44,507)
      Net change in other assets .............................................        (154,334)         (22,096)
      Net change in accrued interest payable .................................          (4,194)          57,317
      Net change in accrued expenses and other liabilities ...................      (1,203,768)         388,254
                                                                                  ------------     ------------
              Net cash from operating activities .............................       2,074,603        2,201,857
                                                                                  ------------     ------------

Cash flows from investing activities:
    Purchase of securities available for sale ................................     (27,001,598)     (50,726,677)
    Proceeds from sales of securities available for sale .....................            --            193,079
    Proceeds from maturities of securities available for sale ................      42,168,111       53,750,000
    Proceeds from principal repayment of mortgage-backed securities ..........       3,636,436        3,545,407
    Net change in loans receivable ...........................................       4,411,600       (4,790,263)
    Loans purchased ..........................................................      (6,980,754)     (19,850,635)
    Purchase of Iowa Bancorp, Inc., net of cash received .....................            --         (5,217,265)
    Proceeds from sales of foreclosed real estate ............................          27,743           11,796
    Purchase of premises and equipment, net ..................................        (615,255)        (687,175)
    Proceeds from sales of assets ............................................            --             26,335
                                                                                  ------------     ------------
              Net cash from investing activities .............................      15,646,283      (23,745,398)
                                                                                  ------------     ------------

                                           FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                    (continued)

                                                                                     Six Months Ended March 31,
                                                                                  -------------------------------
                                                                                      1997               1996
                                                                                  ------------       ------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
     NOW and money market demand accounts ....................................       1,283,371        1,242,347
    Net change in other time deposits ........................................         832,129       11,921,772
    Proceeds from advances from Federal Home Loan Bank .......................      62,000,000       81,000,000
    Payments of advances from Federal Home Loan Bank .........................     (78,655,658)     (68,305,174)
    Net change in securities sold under agreements to repurchase .............        (349,918)       1,000,000
    Net change in other borrowings ...........................................      (1,400,000)            --
    Net change in advances from borrowers for taxes and insurance ............          23,997           94,862
    Cash dividends paid and cash paid in lieu of fractional shares ...........        (523,455)        (394,186)
    Proceeds from exercise of stock options ..................................         335,991           94,500
    Purchase of treasury stock ...............................................      (2,095,637)        (313,710)
                                                                                  ------------     ------------
              Net cash from financing activities .............................     (18,549,180)      26,340,411
                                                                                  ------------     ------------
Net change in cash and cash equivalents ......................................        (828,294)       4,796,870
Cash and cash equivalents at beginning of period .............................      14,328,652        4,615,712
                                                                                  ------------     ------------
Cash and cash equivalents at end of period ...................................    $ 13,500,358     $  9,412,582
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

                          FIRST MIDWEST FINANCIAL, INC.

                                AND SUBSIDIARIES
                   Notes to consolidated Financial Statements


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal"), Security State Bank ("Security"), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair  presentation  of the results for the periods  reported  have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1996.

2.       EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and the common share equivalents which would arise from considering dilutive stock options, which totaled 2,912,439 and 2,697,356 shares for the three months ended March 31, 1997 and 1996, respectively, and which totaled 2,923,125 and 2,691,284 shares for the six months ended March 31, 1997 and 1996, respectively. The difference between primary and fully diluted earnings per share is not material. Unallocated shares of common shares held by the employee stock ownership plan are not considered outstanding for the purpose of calculating earnings per share.

         On November 25, 1996, the Company declared a 50% stock dividend payable on January 2, 1997 to stockholders of record December 16, 1996. The stock dividend is reflected in the balance sheet, and dividend and earnings per share data has been restated for all reported periods.

3.       ACQUISITIONS

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

         Presented below are the unaudited consolidated proforma results of operations of the Company for the six months ended March 31, 1996, assuming the Iowa Bancorp acquisition had occurred as of the beginning of the period.

                                                                Six Months Ended
                                                                 March 31, 1996
                                                                 --------------
              Net interest income                                  $ 4,906,000
              Net Income                                             1,360,000
              Earnings per weighted average common and
                common equivalent share
                   Fully diluted:
                       Net income                                        $0.51
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

         Presented below are the unaudited consolidated proforma results of operations of the Company for the six months ended March 31, 1996, assuming the Central West acquisition had occurred as of the beginning of the period.

                                                                Six Months Ended
                                                                 March 31, 1996
                                                                 --------------
              Net interest income                                  $ 5,302,000
              Net Income                                             1,459,000
              Earnings per weighted average common and
                common equivalent share
                   Fully diluted:
                       Net income                                        $0.49
                                                                         =====

4.       COMMITMENTS

         At March 31, 1997 and September 30, 1996, the Company had outstanding commitments to originate and purchase loans totaling $22.3 million and $20.7 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.       ACCOUNTING STANDARDS IMPLEMENTED

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires review of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective October 1, 1996. The adoption had no material effect on the Company's financial position or results of operations for the six months ended March 31, 1997.

         The FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, in May 1995. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this Statement, an entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Under current practice, all such costs are assigned to the loan. The costs allocated to mortgage servicing rights are to be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights are to be periodically evaluated for impairment. The Statement became effective for the Company as of October 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's financial position or results of operations for the six months ended March 31, 1997.

         In  October  1995,  the  FASB  issued  SFAS  No.  123,  Accounting  for
         Stock-Based Compensation. SFAS No. 123 encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the proforma effect on net income and on earnings per common share had the fair value accounting been adopted. The proforma disclosures are not required in noncomplete interim financial statements. The Company will provide the required proforma disclosures in any future complete financial statements.

         SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Several transactions common to banking are affected by SFAS No. 125, including servicing of loans and other financial assets, repurchase agreements, loan participations, asset securitizations, and transfers of receivables with recourse. This statement was effective for transactions occurring after December 31, 1996 and had no material effect on the Company's consolidated financial position or results of operations.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 1997, compared to September 30, 1996, and the consolidated results of operations for the three months and six months ended March 31, 1997, compared to the same period in 1996. This discussion should be read in conjunction with the Company's financial statements, and notes thereto, for the year ended September 30, 1996.

FINANCIAL CONDITION

Total assets decreased by $17.8 million, or 4.6%, from $388.0 million at September 30, 1996, to $370.2 million at March 31, 1997. The decrease is primarily attributable to a reduction in the Company's portfolio of securities available for sale as a result of maturities, the proceeds of which were used to repay advances from the Federal Home Loan Bank and other borrowings.

Cash and cash equivalents decreased $828,000, or 5.7%, to $13.8 million at March 31, 1997, from $14.6 million at September 30, 1996. The decrease was due primarily to the use of liquid funds to fund growth in the loan portfolio and in the repayment of short-term borrowings.

The portfolio of securities available for sale decreased by $19.0 million, or 17.3%, to $90.5 million at March 31, 1997, from $109.5 million at September 30, 1996. The decrease is the result of the maturity or call of securities in an amount that exceeded purchases made during the period.

The portfolio of net loans receivable increased by $2.6 million, or 1.1%, to $246.1 million at March 31, 1997, from $243.5 million at September 30, 1996. The increase in loan receivables is primarily due to increased originations of consumer and commercial business loans, the balance of which increased $3.5 million and $2.6 million, respectively, between the comparable periods. These increases were partially offset by decreases in residential and commercial real estate loans due to repayments in an amount greater than new originations and purchases.

Deposit balances increased by $2.1 million, or 0.9%, to $235.5 million at March 31, 1997, from $233.4 million at September 30, 1996. The increase in deposits resulted from increases in checking accounts, savings accounts and certificates of deposit, and was partially offset by a decline in money market accounts.

The balance in advances from the Federal Home Loan Bank of Des Moines decreased by $16.7 million, or 16.3%, to $85.6 million at March 31, 1997 from $102.3 million at September 30, 1996. In addition, other borrowings were repaid in whole during the period resulting in a decrease of $1.4 million. The decrease in FHLB advances and other borrowings reflects the repayment of short-term debt that had primarily been used to fund the purchase of securities available for sale. These securities matured or were called during the period and the proceeds were used to repay the borrowings.

Total shareholders' equity decreased by $299,000, or 0.7%, to $42.9 million at March 31, 1997 from $43.2 million at September 30, 1996. The decrease in shareholder's equity was due primarily to the purchase of treasury stock, the effect of which was mostly offset by growth in retained earnings during the period.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at March 31, 1997 totaled $2.9 million, which reflects an increase of $146,000, or 5.3%, from the $2.7 million balance at September 30, 1996. At March 31, 1997, non-performing assets included nine non-accrual mortgage loans with an aggregate outstanding balance of $2.0 million, and fifty-three non-accrual consumer and commercial business loans with an aggregate outstanding balance of $839,000. In addition, non-performing assets at March 31, 1997 included real estate owned and other repossessed assets totaling $59,000 compared to $87,000 at September 30, 1996.

Generally, when a loan becomes delinquent 90 days or more, or when the collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status and, as a result of this action, previously accrued interest income on the loan is taken out of current income. The loan will remain on non-accrual status until the loan has been brought current, or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.

The Company establishes its provision for possible loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of non-performing loans, the composition of its loan portfolio and the general economic environment within which the Bank and its borrowers operate. As a result of this analysis, the Company has established an allowance for loan losses at March 31, 1997, of $2.4 million. The allowance represents approximately 82.8% of the total non-performing assets at March 31, 1997.

The following table sets forth an analysis of the Company's allowance for loan losses:

                                                                  (In Thousands)
     Balance, September 30, 1996                                       $ 2,356
           Charge-offs                                                      17
           Transfers to real estate owned                                   -
           Recoveries                                                       -
           Additions charged to operations                                  60
                                                                      --------

     Balance, March 31, 1997                                           $ 2,399
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


RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 1997 increased $123,000, or 16.9%, to $850,000 from $727,000 during the same period in 1996.
For the six months ended March 31, 1997, net income increased $299,000, or 19.9%, to $1.80 million compared to $1.50 million during the same period in 1996. The increase in net income is due primarily to an increase in net interest income as a result of higher balances in average net earning assets during the 1997 periods compared to the same periods the previous year. This higher balance in average net earning assets resulted from acquisitions completed during the period and growth in the Company's loan portfolio through the origination and purchase of loans. Net income for the 1997 periods also reflects increased non-interest expense in regard to operation of additional office facilities associated with the acquisitions of Iowa Bancorp and Central West.

Interest Income. Total interest income for the three months ended March 31, 1997 increased by $920,000, or 15.4%, to $6.88 million, compared to $5.96 million during the same period in 1996. For the six months ended March 31, 1997, interest income increased by $2.86 million, or 25.3%, to $14.19 million from $11.33 million during 1996. The increase for both periods is due to higher average interest earning asset balances during the 1997 periods compared to the previous year as a result of the acquisition of Iowa Bancorp and Central West, the increased origination and purchase of loans, and the purchase of securities available for sale.

Interest expense. Total interest expense for the three months ended March 31, 1997 increased by $566,000, or 16.6%, to $3.97 million from $3.41 million during the same period in 1996. For the six months ended March 31, 1997, interest expense increased by $1.90 million, or 29.8%, to $8.26 million from $6.37 million for the same period in 1996. The increase in interest expense for both periods reflects higher average deposit balances primarily due to the acquisitions of Iowa Bancorp and Central West. In addition, the increase for the 1997 periods includes higher interest expense on Federal Home Loan Bank advances and other borrowings related to increased borrowings used to fund the origination and purchase of loans and the purchase of securities available for sale.

Net Interest Income. Net interest income increased by $353,000, or 13.8%, to $2.91 million for the three months ended March 31, 1997, from $2.55 million for the same period in 1996. For the six months ended March 31, 1997, net interest income increased $967,000, or 19.5%, to $5.93 million from $4.96 million for the same period in 1996. The increase in net interest income for both periods is due primarily to the overall increase in interest-earning assets between the comparable periods, which resulted from the acquisitions of Iowa Bancorp and Central West and, additionally, as a result of increases in the loan portfolio and the portfolio of securities available for sale.

Provision for Loan Losses. For each of the three month and six month periods ended March 31, 1997 and 1996, the provision for loan losses was $30,000 and $60,000, respectively. Management believes, based on review of historic loan losses, current economic conditions, the level of non-performing loans and other factors, that this level of provision for loan losses, and the resulting increase in the allowance for loan losses, reflects an adequate reserve against potential losses from the loan portfolio.

Non-Interest Income. Non-interest income increased by $17,000, or 4.7%, to $383,000 for the three months ended March 31, 1997, from $366,000 for the same period in 1996. For the six months ended March 31, 1997, non-interest income increased $102,000, or 14.8%, to $791,000 from $689,000 for the same period in 1996. The increase in non-interest income for both periods reflects the higher collection of loan fees from the origination and purchase of loans and the increased collection of service charges on deposit accounts. This increase was partially offset by a decrease in brokerage commissions as a result of a decline in sales of alternative investment products through the Company's subsidiary.

Non-Interest Expense. Non-interest expense increased $177,000, or 10.7%, to $1.83 million for the three months ended March 31, 1997, from $1.65 million for the same period in 1996. For the six months ended March 31, 1997, non-interest expense increased $583,000, or 19.1%, to $3.64 million from $3.06 million for the same period in 1996. The increase in non-interest expense for both periods reflects the operation of additional office facilities associated with the acquisitions of Iowa Bancorp and Central West. The increase was partially offset by the effect of reduced deposit insurance premiums.

Income Tax Expense. Income tax expense increased $71,000, or 13.9%, to $582,000 for the three months ended March 31, 1997, from $511,000 for the same period in 1996. For the six months ended March 31, 1997, income tax expense increased $187,000, or 18.2%, to $1.21 million from $1.02 million for the comparable period in 1996. The increase is due to the higher level of taxable income between the comparable periods.


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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 5% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar month, of which short-term liquid assets must comprise not less than 1%. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations generally having remaining terms to maturity of less than five years, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels well in excess of those required. First Federal's regulatory liquidity ratios at March 31, 1997 and September 30, 1996, were 10.9% and 5.4%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity and to meet operating expenses. At March 31, 1997, the Company had commitments to originate and purchase loans totalling $20.9 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at March 31, 1997 which, at that date, exceeded the capital adequacy requirements:

                                                                                            To Be Well
                                                                Requirement             Capitalized Under
                                                                 For Capital            Prompt Corrective
                                          Actual              Adequacy Purposes         Action Provisions
                                          ------              -----------------         -----------------
                                   Amount          %         Amount         %         Amount          %
                                   ------          -         ------         -         ------          -
                                                           (Dollars in Thousands)
    Tangible Capital               $31,495        9.5%       $ 4,951       1.5%       $ 9,902        3.0%
    Leverage Capital               $31,495        9.5%       $ 9,902       3.0%       $19,805        6.0%
    Risk-Based Capital             $33,274       16.2%       $16,427       8.0%       $20,534       10.0%

Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at March 31, 1997 which, at that date, exceeded the capital adequacy requirements:

                                                                                            To Be Well
                                                                Requirement             Capitalized Under
                                                                 For Capital            Prompt Corrective
                                          Actual              Adequacy Purposes         Action Provisions
                                          ------              -----------------         -----------------
                                   Amount          %         Amount         %         Amount          %
                                   ------          -         ------         -         ------          -
                                                           (Dollars in Thousands)
    Tier 1 Capital (to risk-
      weighted assets)             $3,217        15.1%       $  854        4.0%       $1,281         6.0%
    Leverage Capital
      (to average assets)          $3,217         9.8%       $1,307        4.0%       $1,633         5.0%
    Risk-Based Capital (to
      risk-weighted assets)        $3,488        16.3%       $1,708        8.0%       $2,135        10.0%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 1997, First Federal and Security exceeded minimum requirements for the well-capitalized category.

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:                                           None

              (b)  Reports on Form 8-K:                                None


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   FIRST MIDWEST FINANCIAL, INC.



Date:   May 8, 1997                            By: /s/ James S. Haahr
                                                   ------------------
                                                   James S. Haahr
                                                   Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer


Date    May 8, 1997                            By: /s/ Donald J. Winchell
                                                   ----------------------
                                                   Donald J. Winchell
                                                   Vice President,
                                                   Treasurer and
                                                   Chief Financial Officer