Form 10-Q
period 1997-06-30
FIRST MIDWEST FINANCIAL INC
filed 1997-08-01
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class:                                    Outstanding at June 30, 1997
     ------                                    ---------------------------------
Common Stock, $.01 par value                      2,733,940 Common Shares

Transitional Small Business Disclosure Format: Yes [   ]   No [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX





Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at June 30, 1997 and September 30, 1996

                  Consolidated Statements of Income for the
                    Three Months and Nine Months Ended June 30,
                    1997 and 1996

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Nine Months Ended June 30, 1997

                  Consolidated Statements of Cash Flows for the
                    Nine Months Ended June 30, 1997 and 1996

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Part II.  Other Information


      Signatures

Part I.  Financial Information
Item 1. Financial Statements

                                     FIRST MIDWEST FINANCIAL, INC.
                                           AND SUBSIDIARIES
                                Consolidated Balance Sheets (Unaudited)

                                                                  June 30, 1997   September 30, 1996
                                                                  -------------      -------------
Assets

Cash and cash equivalents ...................................     $  11,411,800      $  14,328,652
Interest-bearing deposits in other financial institutions
  (cost approximates market value) ..........................           300,000            300,000
Securities available for sale, amortized cost of
  $85,183,883 and $109,444,536 ..............................        85,925,932        109,491,558
Loans receivable - net of allowances of $2,404,052
  and $2,356,113 ............................................       256,996,960        243,533,519
Real estate owned - net of allowance of $5,000 ..............           108,603             86,818
Accrued interest receivable .................................         4,673,737          5,029,047
Federal Home Loan Bank stock, at cost .......................         5,524,700          5,524,700
Premises and equipment, net .................................         4,277,028          3,680,332
Excess of cost over net assets acquired .....................         4,876,265          5,090,959
Other assets ................................................           729,211            942,713
                                                                  -------------      -------------
         Total Assets .......................................     $ 374,824,236      $ 388,008,298
                                                                  =============      =============
Liabilities and Shareholders' Equity

Liabilities

Deposits ....................................................     $ 240,050,507      $ 233,405,726
Advances from Federal Home Loan Bank ........................        83,429,218        102,287,803
Securities sold under agreements to repurchase ..............         1,910,000          2,789,918
Other borrowings ............................................         2,900,000          1,400,000
Advances from borrowers for taxes and insurance .............           553,377            490,243
Accrued interest payable ....................................           884,646          1,271,465
Other liabilities ...........................................         2,383,436          3,153,441
                                                                  -------------      -------------
         Total Liabilities ..................................       332,111,184        344,798,596
                                                                  -------------      -------------

                                     FIRST MIDWEST FINANCIAL, INC.
                                           AND SUBSIDIARIES
                                Consolidated Balance Sheets (Unaudited)
                                             (continued)

                                                                  June 30, 1997   September 30, 1996
                                                                  -------------      -------------
Shareholders' Equity

Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding .....................................              --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,957,999 and 1,990,495 shares issued, 2,733,940 and
  1,945,735 shares outstanding ..............................            29,580             19,905
Additional paid-in capital ..................................        20,837,994         20,862,551
Retained earnings - substantially restricted ................        25,690,533         23,748,383
Net unrealized appreciation on securities available for sale,
  net of tax of $277,300 and $18,324 ........................           464,749             28,698
Unearned Employee Stock Ownership Plan shares ...............          (617,800)          (767,200)
Treasury stock, 224,059 and 44,760 common shares, at cost ...        (3,692,004)          (682,635)
                                                                  -------------      -------------
         Total Shareholders' Equity .........................        42,713,052         43,209,702
                                                                  -------------      -------------
         Total Liabilities and Shareholders' Equity .........     $ 374,824,236      $ 388,008,298
                                                                  =============      =============



The accompanying notes are an integral part of these consolidated financial statements.

                                              FIRST MIDWEST FINANCIAL, INC.
                                                    AND SUBSIDIARIES
                                      Consolidated Statements of Income (Unaudited)

                                                                 Three Months Ended              Nine Months Ended
                                                                      June 30,                        June 30,
                                                               1997            1996            1997            1996
                                                            -----------     -----------     -----------     -----------
Interest and Dividend Income:
    Loans receivable ..................................     $ 5,709,833     $ 5,004,672     $16,659,797     $13,639,540
    Securities available for sale .....................       1,525,251       1,411,360       4,570,744       3,953,154
    Dividends on Federal Home Loan Bank stock .........          96,417          83,024         288,985         231,951
                                                            -----------     -----------     -----------     -----------
         Total interest and dividend income ...........       7,331,501       6,499,056      21,519,526      17,824,645
                                                            -----------     -----------     -----------     -----------
Interest Expense:
    Deposits ..........................................       3,056,035       2,514,636       8,884,273       7,179,841
    Other borrowings ..................................       1,300,332       1,220,470       3,734,872       2,922,944
                                                            -----------     -----------     -----------     -----------
         Total interest expense .......................       4,356,367       3,735,106      12,619,145      10,102,785
                                                            -----------     -----------     -----------     -----------
Net interest income ...................................       2,975,134       2,763,950       8,900,381       7,721,860
    Provision for loan losses .........................          30,000          30,000          90,000          90,000
                                                            -----------     -----------     -----------     -----------
Net interest income after provision for loan losses ...       2,945,134       2,733,950       8,810,381       7,631,860
                                                            -----------     -----------     -----------     -----------

Non-interest income:
    Loan fees and service charges .....................         275,600         218,821         840,931         629,522
    Gain on sales of securities available for sale, net          91,340            --            91,340          57,129
    Brokerage commissions from subsidiary .............          20,693          70,318          58,061         222,053
    Other .............................................          39,630          70,528         228,017         140,273
                                                            -----------     -----------     -----------     -----------
         Total non-interest income ....................         427,263         359,667       1,218,349       1,048,977
                                                            -----------     -----------     -----------     -----------
Non-interest expense:
    Compensation and benefits .........................       1,104,391         971,547       3,173,940       2,810,483
    Occupancy and equipment ...........................         240,224         129,237         741,564         401,722
    Federal deposit insurance .........................          51,233         111,164         184,655         318,725
    Data processing ...................................          80,595          79,997         240,508         215,679
    Other .............................................         368,793         315,717       1,147,704         920,889
                                                            -----------     -----------     -----------     -----------
         Total non-interest expense ...................       1,845,236       1,607,662       5,488,371       4,667,498
                                                            -----------     -----------     -----------     -----------
Income before income taxes ............................       1,527,161       1,485,955       4,540,359       4,013,339
    Income tax expense ................................         614,657         593,774       1,825,099       1,617,507
                                                            -----------     -----------     -----------     -----------
Net income ............................................     $   912,504     $   892,181     $ 2,715,260     $ 2,395,832
                                                            ===========     ===========     ===========     ===========
Primary and fully diluted earnings
 per common and common equivalent share: ..............     $       .33     $       .33     $       .94     $       .89
                                                            ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                    FIRST MIDWEST FINANCIAL, INC.
                                                          AND SUBSIDIARIES
                                Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                               For the Nine Months Ended June 30, 1997


                                                                                  Net          Unearned
                                                                               Unrealized      Employee
                                                                              Appreciation       Stock
                                                 Additional                    on Securities   Ownership                 Total
                                        Common     Paid-In      Retained     Available for       Plan      Treasury   Shareholders'
                                        Stock     Capital       Earnings   Sale, Net of Tax      Shares      Stock       Equity
                                        -----     -------       --------   ----------------      ------      -----       ------
Balance at September 30, 1996 .......  $19,905  $20,862,551   $ 23,748,383     $  28,698    $ (767,200)  $  (682,635) $ 43,209,702

22,410 common shares committed
to be released under the ESOP .......      --       210,925          --              --        149,400         --          360,325

Cash dividends declared on
common stock ($0.27 per share) ......      --          --         (772,277)          --           --           --         (772,277)

Net change in unrealized appreciation
on securities available for sale,
net of tax of $258,976 ..............      --          --            --          436,051          --           --          436,051

Amortization of recognition and
retention plan common shares and
tax benefit of restricted stock
under the plan ......................      --        31,456          --              --           --           --           31,456

Retirement of 3,474 common shares ...      (35)          35          --              --           --           --              --

Purchase of 213,383 common
shares of treasury stock ............      --           --           --              --           --      (3,602,623)   (3,602,623)

Issuance of 34,084 common
shares from treasury stock due
to exercise of stock options ........      --      (257,263)         --              --           --         593,254       335,991

Issuance of 970,978 common shares
for stock dividend declared on
common stock, net of cash paid
in lieu of fractional shares ........    9,710       (9,710)          (833)          --           --           --             (833)

Net income for the nine months
ended June 30, 1997 .................      --           --       2,715,260           --           --           --        2,715,260
                                       -------  -----------   ------------     ---------   -----------   -----------  ------------

Balance at June 30, 1997 ............  $29,580  $20,837,994   $ 25,690,533     $ 464,749   $  (617,800)  $(3,692,004) $ 42,713,052
                                       =======  ===========   ============     =========   ===========   ===========  ============


The accompanying notes are an integral part of these consolidated financial statements.

                                            FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Nine Months Ended June 30,
                                                                                         1997               1996
                                                                                   -------------      -------------
Cash flows from operating activities:
    Net income ...............................................................     $   2,715,260      $   2,395,832
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net ..........................           864,167            635,990
      Provision for loan losses ..............................................            90,000             90,000
      Gain on sales of securities available for sale, net ....................           (91,340)           (57,129)
      Gain on sales of office property, net ..................................             3,034              1,005
      Stock dividends from Federal Home Loan Bank stock ......................              --              (78,900)
      Proceeds from sales of loans held for sale .............................         1,955,594          1,652,794
      Originations of loans held for sale ....................................        (1,904,800)        (1,635,873)
      Net change in accrued interest receivable ..............................           355,310           (663,514)
      Net change in other assets .............................................            54,755           (178,929)
      Net change in accrued interest payable .................................          (386,819)           299,465
      Net change in accrued expenses and other liabilities ...................        (1,028,980)         1,720,325
                                                                                   -------------      -------------
              Net cash from operating activities .............................         2,626,181          4,181,066
                                                                                   -------------      -------------

Cash flows from investing activities:
    Purchase of securities available for sale ................................       (27,189,098)       (91,041,948)
    Proceeds from sales of securities available for sale .....................           318,580            193,079
    Proceeds from maturities of securities available for sale ................        45,527,724         72,300,000
    Proceeds from principal repayment of mortgage-backed securities ..........         5,664,622          6,499,606
    Purchase of Federal Home Loan Bank stock .................................              --           (1,355,100)
    Net change in loans receivable ...........................................         6,838,419         (3,650,365)
    Loans purchased ..........................................................       (20,381,672)       (24,473,540)
    Purchase of Iowa Bancorp, Inc., net of cash received .....................              --           (5,217,265)
    Proceeds from sales of foreclosed real estate ............................            79,488             31,171
    Purchase of premises and equipment, net ..................................          (830,767)          (812,318)
    Proceeds from sales of assets ............................................              --               26,335
                                                                                   -------------      -------------
              Net cash from investing activities .............................        10,027,296        (47,500,345)
                                                                                   -------------      -------------

                                            FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows (Unaudited)
                                                    (continued)

                                                                                        Nine Months Ended June 30,
                                                                                         1997               1996
                                                                                   -------------      -------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
     NOW and money market demand accounts ....................................           179,376            736,396
    Net change in other time deposits ........................................         6,465,405         15,742,021
    Proceeds from advances from Federal Home Loan Bank .......................        97,000,000        152,000,000
    Payments of advances from Federal Home Loan Bank .........................      (115,858,585)      (111,507,849)
    Net change in securities sold under agreements to repurchase .............          (879,918)           830,000
    Net change in other borrowings ...........................................         1,500,000               --
    Net change in advances from borrowers for taxes and insurance ............            63,134             95,262
    Cash dividends paid and cash paid in lieu of fractional shares ...........          (773,110)          (590,931)
    Proceeds from exercise of stock options ..................................           335,992             94,500
    Purchase of treasury stock ...............................................        (3,602,623)          (536,210)
                                                                                   -------------      -------------
              Net cash from financing activities .............................       (15,570,329)        56,863,189
                                                                                   -------------      -------------
Net change in cash and cash equivalents ......................................        (2,916,852)        13,543,910
Cash and cash equivalents at beginning of period .............................        14,328,652          4,615,712
                                                                                   -------------      -------------
Cash and cash equivalents at end of period ...................................     $  11,411,800      $  18,159,622
                                                                                   =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
             Notes to consolidated Financial Statements (Unaudited)


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

2.       EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and the common share equivalents which would arise from considering dilutive stock options, which totaled 2,800,968 and 2,697,731 shares for the three months ended June 30, 1997 and 1996, respectively, and which totaled 2,878,728 and 2,689,885 shares for the nine months ended June 30, 1997 and 1996, respectively. The difference between primary and fully diluted earnings per share is not material. Unallocated shares of common shares held by the employee stock ownership plan are not considered outstanding for the purpose of calculating earnings per share.

         On November 25, 1996, the Company declared a 50% stock dividend payable on January 2, 1997 to stockholders of record December 16, 1996. The stock dividend is reflected in the balance sheet, and dividend and earnings per share data has been restated for all prior reported periods.

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

         Presented below are the unaudited consolidated proforma results of operations of the Company for the nine months ended June 30, 1996, assuming the Iowa Bancorp acquisition had occurred as of the beginning of the period.

                                                             Nine Months Ended
                                                               June 30, 1996
                                                               -------------
              Net interest income                               $ 7,640,000
              Net Income                                          2,252,000
              Earnings per weighted average common and
                common equivalent share
                   Fully diluted:
                       Net income                               $      0.84
                                                                ===========

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

         Presented below are the unaudited consolidated proforma results of operations of the Company for the nine months ended June 30, 1996, assuming the Central West acquisition had occurred as of the beginning of the period.

                                                            Nine Months Ended
                                                              June 30, 1996
                                                              -------------

              Net interest income                               $ 8,433,000
              Net Income                                          2,389,000
              Earnings per weighted average common and
                common equivalent share
                   Fully diluted:
                       Net income                               $      0.81
                                                                ===========

4.       COMMITMENTS

         At June 30, 1997 and September 30, 1996, the Company had outstanding commitments to originate and purchase loans totaling $15.1 million and $20.7 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.       ACCOUNTING STANDARDS IMPLEMENTED

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires review of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective October 1, 1996. The adoption had no material effect on the Company's financial position or results of operations for the nine months ended June 30, 1997.

         The FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, in May 1995. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this Statement, an entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Under current practice, all such costs are assigned to the loan. The costs allocated to mortgage servicing rights are to be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights are to be periodically evaluated for impairment. The Statement became effective for the Company as of October 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's financial position or results of operations for the nine months ended June 30, 1997.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 1997, compared to September 30, 1996, and the consolidated results of operations for the three months and nine months ended June 30, 1997, compared to the same period in 1996. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1996.

FINANCIAL CONDITION

Total assets decreased by $13.2 million, or 3.4%, from $388.0 million at September 30, 1996, to $374.8 million at June 30, 1997. The decrease is primarily attributable to a reduction in the Company's portfolio of securities available for sale as a result of maturities, the proceeds of which were used to repay advances from the Federal Home Loan Bank.

Cash and cash equivalents decreased $2.9 million, or 20.4%, to $11.4 million at June 30, 1997, from $14.3 million at September 30, 1996. The decrease was due primarily to the use of liquid funds to fund growth in the loan portfolio and in the repayment of short-term borrowings.

The portfolio of securities available for sale decreased by $23.6 million, or 21.5%, to $85.9 million at June 30, 1997, from $109.5 million at September 30, 1996. The decrease is the result of the maturity or call of securities in an amount that exceeded purchases made during the period.

The portfolio of net loans receivable increased by $13.5 million, or 5.5%, to $257.0 million at June 30, 1997, from $243.5 million at September 30, 1996. The increase in loan receivables is primarily due to increased originations of consumer and commercial business loans, the balances of which increased $5.7 million and $10.9 million, respectively, between the comparable periods. These increases were partially offset by decreases in residential and commercial real estate loans due to repayments in an amount greater than new originations and purchases.

Deposit balances increased by $6.6 million, or 2.8%, to $240.0 million at June 30, 1997, from $233.4 million at September 30, 1996. The increase in deposits resulted primarily from increases in savings accounts and certificates of deposit, which increased $925,000 and $6.5 million, respectively, between the comparable periods. These increases were partially offset by decreases in checking accounts and money market demand accounts.

The balance in advances from the Federal Home Loan Bank of Des Moines decreased by $18.9 million, or 18.4%, to $83.4 million at June 30, 1997 from $102.3 million at September 30, 1996. The decrease in FHLB advances reflects the repayment of short-term debt that had primarily been used to fund the purchase of securities available for sale. These securities matured or were called during the period and the proceeds were used to repay the borrowings.

Other borrowings, consisting primarily of short-term borrowings from the Federal Reserve Bank, increased $1.5 million, or 107%, to $2.9 million at June 30, 1997 from $1.4 million at September 30, 1996. These funds were used primarily to fund seasonal loans to agricultural customers.

Total shareholders' equity decreased by $497,000, or 1.1%, to $42.7 million at June 30, 1997 from $43.2 million at September 30, 1996. The decrease in shareholder's equity was due primarily to the purchase of 213,383 shares of treasury stock at a total cost of $3.6 million. The effect of treasury stock purchases was mostly offset by growth in retained earnings during the period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at June 30, 1997 totaled $3.2 million, which reflects an increase of $423,000, or 15.5%, from the $2.7 million balance at September 30, 1996. At June 30, 1997, non-performing assets included twelve non-accrual mortgage loans with an aggregate outstanding balance of $2.2 million, and sixty-two non-accrual consumer and commercial business loans with an aggregate outstanding balance of $868,000. In addition, non-performing assets at June 30, 1997 included real estate owned and other repossessed assets totaling $109,000 compared to $87,000 at September 30, 1996.

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

The Company establishes its provision for possible loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of non-performing loans, the composition of its loan portfolio and the general economic environment within which the Bank and its borrowers operate. As a result of this analysis, the Company has established an allowance for loan losses at June 30, 1997, of $2.4 million. The allowance represents approximately 76.2% of the total non-performing assets at June 30, 1997.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                                (In Thousands)
     Balance, September 30, 1996                                    $ 2,356
           Charge-offs                                                   66
           Transfers to real estate owned                                -
           Recoveries                                                    24
           Additions charged to operations                               90
                                                                   --------

     Balance, June 30, 1997                                         $ 2,404
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


RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 1997 increased $20,000, or 2.3%, to $912,000 from $892,000 during the same period in 1996. For the nine months ended June 30, 1997, net income increased $319,000, or 13.3%, to $2.72 million compared to $2.40 million during the same period in 1996. The increase in net income is due primarily to an increase in net interest income as a result of higher balances in average net earning assets during the 1997 periods compared to the same periods the previous year. This higher balance in average net earning assets resulted from acquisitions completed during the period and growth in the Company's loan portfolio through the origination and purchase of loans. Net income for the 1997 periods also reflects increased non-interest expense related to the operation of additional office facilities associated with the acquisitions of Iowa Bancorp and Central West.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 1997 increased by $832,000, or 12.8%, to $7.33 million, compared to $6.50 million during the same period in 1996. For the nine months ended June 30, 1997, interest and dividend income increased by $3.69 million, or 20.7%, to $21.52 million from $17.82 million during 1996. The increase for both periods is due to higher average interest earning asset balances during the 1997 periods compared to the previous year as a result of the acquisition of Iowa Bancorp and Central West. In addition, the increased origination and purchase of loans, and the purchase of securities available for sale contributed to the overall increase in interest earning assets during the 1997 periods.

Interest expense. Total interest expense for the three months ended June 30, 1997 increased by $621,000, or 16.6%, to $4.36 million from $3.74 million during the same period in 1996. For the nine months ended June 30, 1997, interest expense increased by $2.52 million, or 24.9%, to $12.62 million from $10.10 million for the same period in 1996. The increase in interest expense for both periods reflects higher average deposit balances due to the acquisitions of Iowa

Bancorp and Central West, and due to internal growth of the deposit portfolio. In addition, the increase in interest expense for the 1997 periods reflects higher interest expense on Federal Home Loan Bank advances and other borrowings associated with increased borrowings used to fund the origination and purchase of loans, and the purchase of securities available for sale.

Net Interest Income. Net interest income increased by $211,000, or 7.6%, to $2.98 million for the three months ended June 30, 1997, from $2.76 million for the same period in 1996. For the nine months ended June 30, 1997, net interest income increased $1.18 million, or 15.3%, to $8.90 million from $7.72 million for the same period in 1996. The increase in net interest income for both periods is due primarily to the overall increase in interest-earning assets between the comparable periods, which resulted from the acquisitions of Iowa Bancorp and Central West and, additionally, as a result of increases in average balances held in the loan portfolio and the portfolio of securities available for sale.

Provision for Loan Losses. For each of the three month and nine month periods ended June 30, 1997 and 1996, the provision for loan losses was $30,000 and $90,000, respectively. Management believes, based on review of historic loan losses, current economic conditions, the level of non-performing loans and other factors, that this level of provision for loan losses, and the resulting increase in the allowance for loan losses, reflects an adequate reserve against potential losses from the loan portfolio.

Non-Interest Income. Non-interest income increased by $68,000, or 18.8%, to $427,000 for the three months ended June 30, 1997, from $360,000 for the same period in 1996. For the nine months ended June 30, 1997, non-interest income increased $169,000, or 16.1%, to $1.22 million from $1.05 million for the same period in 1996. The increase in non-interest income for both periods reflects the higher collection of loan fees from the origination and purchase of loans and the increased collection of service charges on deposit accounts. The increase also reflects a gain on sales of securities available for sale during the three month period ended June 30, 1997. These increases were partially offset by a decrease in brokerage commissions as a result of a decline in sales of alternative investment products through the Company's subsidiary.

Non-Interest Expense. Non-interest expense increased $238,000, or 14.8%, to $1.85 million for the three months ended June 30, 1997, from $1.61 million for the same period in 1996. For the nine months ended June 30, 1997, non-interest expense increased $821,000, or 17.6%, to $5.49 million from $4.67 million for the same period in 1996. The increase in non-interest expense for both periods reflects the operation of additional office facilities associated with the acquisitions of Iowa Bancorp and Central West. The increase was partially offset by the effect of reduced deposit insurance premiums.

Income Tax Expense. Income tax expense increased $21,000, or 3.5%, to $615,000 for the three months ended June 30, 1997, from $594,000 for the same period in 1996. For the nine months ended June 30, 1997, income tax expense increased $208,000, or 12.8%, to $1.83 million from $1.62 million for the comparable period in 1996. The increase is due to the higher level of taxable income between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans, investments and mortgage-backed securities, and funds provided by operations. While scheduled payments on loans, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and early loan repayments are greatly influenced by general interest rates, economic conditions and competition.

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 5% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar month, of which short-term liquid assets must comprise not less than 1%. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations generally having remaining terms to maturity of less than five years, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at June 30, 1997 and September 30, 1996, were 7.3% and 5.4%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity and to meet operating expenses. At June 30, 1997, the Company had commitments to originate and purchase loans totalling $15.1 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at June 30, 1997 which, at that date, exceeded the capital adequacy requirements:

                                                                                           To Be Well
                                                                Requirement             Capitalized Under
                                                                 For Capital            Prompt Corrective
                                           Actual             Adequacy Purposes         Action Provisions
                                    Amount          %         Amount          %         Amount            %
                                   -------        ----       -------      -----        -------         ----
                                                             (Dollars in Thousands)
    Tangible Capital               $30,532        9.2%       $ 4,977       1.5%        $ 9,955          3.0%
    Leverage Capital               $30,532        9.2%       $ 9,955       3.0%        $19,910          6.0%
    Risk-Based Capital             $32,330       14.9%       $17,344       8.0%        $21,680         10.0%


Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at June 30, 1997 which, at that date, exceeded the capital adequacy requirements:

                                                                                           To Be Well
                                                                Requirement             Capitalized Under
                                                                 For Capital            Prompt Corrective
                                           Actual             Adequacy Purposes         Action Provisions
                                    Amount          %         Amount          %         Amount            %
                                   -------        ----       -------      -----        -------         ----
                                                             (Dollars in Thousands)
    Tier 1 Capital (to risk-
      weighted assets)             $3,304        12.6%       $1,046        4.0%       $1,569           6.0%
    Leverage Capital
      (to average assets)          $3,304         9.1%       $1,449        4.0%       $1,811           5.0%
    Risk-Based Capital (to
      risk-weighted assets)        $3,634        13.9%       $2,091        8.0%       $2,614          10.0%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 1997, First Federal and Security exceeded minimum requirements for the well-capitalized category.

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:                                           None

              (b)  Reports on Form 8-K:

                   First Midwest filed Form 8-K dated June 25, 1997 to report the issuance of a press release that announced plans to repurchase up to 5% of the Company's outstanding common stock.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST MIDWEST FINANCIAL, INC.




Date:    August 1, 1997               By: /s/ James S. Haahr
                                          ------------------
                                          James S. Haahr, Chairman of the Board,
                                          President and Chief Executive Officer



Date:    August 1, 1997               By: /s/ Donald J. Winchell
                                          ----------------------
                                          Donald J. Winchell, Vice President,
                                          Treasurer and Chief Financial Officer