Form 10-K
period 1997-09-30
FIRST MIDWEST FINANCIAL INC
filed 1997-12-29
CIK 907471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [No Fee Required]

                  For the fiscal year ended September 30, 1997

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the most recent fiscal year ended were $30.7 million

     As of December 19, 1997, the Registrant had issued and outstanding 2,691,889 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of December 19, 1997, was $45.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K -- Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997. PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held during January 1998.

                           Forward-Looking Statements

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made by or with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that such forward-looking statements speak only as of the date made, and that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

Item 1.  Description of Business

General

         First Midwest Financial, Inc. ("First Midwest," and with its subsidiaries, the "Company") is a Delaware corporation, the principal assets of which are First Federal Savings Bank of the Midwest ("First Federal" or the "Bank") and Security State Bank ("Security"). First Midwest, on September 20, 1993, acquired all of the capital stock of First Federal in connection with First Federal's conversion from the mutual to stock form ownership (the "Conversion"). On September 30, 1996, the Company became a bank holding Company upon its acquisition of Security, as discussed below. All references to the Company prior to September 20, 1993, are to First Federal and its subsidiary on a consolidated basis.

         Since the Conversion, the Company has been an active acquiror of financial institutions. On March 28, 1994, First Midwest acquired Brookings Federal Bank in Brookings, South Dakota ("Brookings"). On December 29, 1995, First Midwest acquired Iowa Savings Bank, FSB in Des Moines, Iowa ("Iowa Savings"). Brookings and Iowa Savings were both merged with and now operate as divisions of First Federal. Lastly, on September 30, 1996, First Midwest completed the acquisition of Central West Bancorporation ("CWB") for an aggregate merger consideration of approximately $5.25 million. CWB was the holding company for Security in Stuart, Iowa, which upon the merger of CWB into First Midwest resulted in Security becoming a stand-alone banking subsidiary of First Midwest. Unless the context otherwise requires, references herein to the Company include First Midwest, Security and First Federal and its subsidiaries on a consolidated basis. See "Management's Discussion and Analysis -- Acquisitions Completed" in the Annual Report to Shareholders attached hereto as
Exhibit 13 (the "Annual Report").

         First Federal and Security (collectively, the "Banks") are the only operating subsidiaries of First Midwest. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through its subsidiary Banks, provides a full range of financial services. The principal business of First Federal historically has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in First Federal's market area. Recently, First Federal's lending activities have expanded to include an increased emphasis on originations and purchases of commercial and multi-family real estate loans. The principal business of Security has been and continues to be attracting retail deposits from the general public and investing those funds in agricultural real estate and operating loans and, to a lesser extent, one- to four-family residential, commercial business and consumer loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. At September 30, 1997, the Company had total assets of $404.6 million, deposits of $246.1 million, and shareholders' equity of $43.5 million.

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

Market Area

         First Federal's main office is located at Fifth at Erie, Storm Lake, Iowa. First Federal also operates one branch office also located in Storm Lake, as well as seven additional branch offices located in the communities of Des Moines (two offices), Lake View, Laurens, Manson, Odebolt, Sac City, Iowa and two offices in Brookings, South Dakota. Security currently operates its business through three full service offices in Casey, Menlo and Stuart, Iowa. The Company's primary market area includes Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac Counties in Iowa and Brookings County in South Dakota.

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

         Brookings is located in east central South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis in Brookings County. First Federal's market area in South Dakota encompasses approximately a 30 mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 8,200 students enrolled for the 1997 fall term and employs 524 full-time professors. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics and Twin City Fan. The Brookings division operates from a main office located in downtown Brookings and one drive-up branch office also located in Brookings.

         Des Moines, the capitol of Iowa, is centrally located in the state. First Federal's Des Moines market area encompasses Polk County and the surrounding counties in central Iowa. The West Des Moines office operates in a high-traffic area across from a major mall. The Highland Park office is located approximately five minutes north of downtown Des Moines. As of 1996, the Des Moines population was approximately 644,000, with an annual household growth rate of 1.02%. Des Moines is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices. Other major businesses include Hy-Vee Food Stores, Inc., Bridgestone-Firestone, Inc., Communication Data Services, Inc., Pioneer Hi-Bred, John Deere, and Meredith Corporation. Universities in the area include Drake University, Upper Iowa University, Simpson College, Grand View College, Hamilton College and the University of Osteopathic Medicine and Health Sciences.

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

Lending Activities

         General. Historically, the Company has originated fixed-rate, one- to four-family mortgage loans. In the early 1980's, the Company began to focus on the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate residential mortgage loans. The Company, however, has continued to originate fixed-rate residential mortgage loans in response to consumer demand. See "Management's Discussion and Analysis -- Asset/Liability Management" in the Annual Report.

         While the Company historically has focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates and purchases commercial and multi-family real estate loans and originates consumer, commercial business, residential construction and agriculturally related loans. The Company originates most of its loans in its primary market area. More recently, the Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on these less traditional lending activities. At September 30, 1997, the Company's net loan portfolio totaled $254.6 million, or 62.9% of the Company's total assets.

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

         At September 30, 1997, the Company's largest lending relationship to a single borrower or group of related borrowers totaled $4.8 million. The Company had eight other lending relationships in excess of $2.5 million as of September 30, 1997 with the average outstanding balance of such loans totaling approximately $3.1 million. At September 30, 1997, each of these loans was performing in accordance with its repayment terms, except for a $4.0 million commercial real estate loan secured by four nursing homes which was 60 days delinquent at fiscal year end. See "Business -- Non-Performing Assets, Other Loans of Concern and Classified Assets."

         Loan Portfolio Composition. The following table provides information about the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                September 30,
                                            ----------------------------------------------------------------------------------------
                                                    1993                1994                    1995                   1996
                                            ----------------------------------------------------------------------------------------
                                             Amount    Percent    Amount     Percent     Amount       Percent    Amount     Percent
                                            -------      -----   --------     -----      -------       -----     --------    -----
                                                                           (Dollars in Thousands)
Real Estate Loans
 One- to four-family....................    $34,485       41.8%  $ 55,162      34.3%    $ 57,274        30.4%   $  78,476     31.6%
 Commercial and multi-family............     23,775       28.8     59,920      37.3       73,419        38.9       85,157     34.2
 Agricultural...........................      6,065        7.4      8,064       5.0        7,021         3.7       11,068      4.5
 Construction or development............      4,037        4.9     10,248       6.4       17,877         9.5        7,819      3.1
                                            -------      -----   --------     -----      -------       -----     --------    -----
     Total real estate loans............     68,362       82.9    133,394      83.0      155,591        82.5      182,520     73.4
                                            -------      -----   --------     -----     --------       -----      -------    -----
Other Loans:
 Consumer Loans:
  Home equity...........................      2,158        2.6      3,784       2.4        4,906         2.6        7,823      3.1
  Automobile............................        700         .9      2,944       1.8        3,663         1.9        5,356      2.2
  Deposit account.......................      1,421        1.7        385        .2          330          .2          666       .3
  Student...............................        268         .3        422        .3          382          .2          324       .1
  Other (1).............................        668         .8      3,063       1.9        3,727         2.0        6,259      2.5
                                            -------      -----   --------     -----      -------       -----      -------    -----
     Total consumer loans...............      5,215        6.3     10,598       6.6       13,008         6.9       20,428      8.2
 Agricultural operating.................      7,817        9.5      7,784       4.8       11,905         6.3       30,364     12.2
 Commercial business....................      1,089        1.3      8,931       5.6        8,173         4.3       15,468      6.2
                                            -------      -----   --------     -----      -------       -----     --------    -----
     Total other loans..................     14,121       17.1     27,313      17.0       33,086        17.5       66,260     26.6
                                            -------      -----   --------     -----      -------       -----     --------    -----
     Total loans........................     82,483      100.0%   160,707     100.0%     188,677       100.0%     248,780    100.0%
                                                         =====                =====                    =====                 =====
Less:
 Loans in process.......................      1,345                 3,425                  8,071                    2,240
 Deferred fees and discounts............         88                   343                    404                      650
 Allowance for losses...................        825                 1,442                  1,650                    2,356
                                            -------              --------                -------                 --------

 Total loans receivable, net............    $80,225              $155,497               $178,552                 $243,534
                                            =======              ========               ========                 ========

                                                    September 30,
                                              ------------------------
                                                         1997
                                              ------------------------
                                                 Amount        Percent
                                              ---------        ------
Real Estate Loans
 One- to four-family....................      $  73,903          27.8%
 Commercial and multi-family............         74,870          28.1
 Agricultural...........................         11,732           4.4
 Construction or development...........          21,264           8.0
                                              ---------        ------
     Total real estate loans............        181,769          68.3
                                               --------         -----
Other Loans:
 Consumer Loans:
  Home equity...........................         14,007           5.3
  Automobile............................          6,106           2.3
  Deposit account.......................            533            .2
  Student...............................            383            .1
  Other (1).............................          6,369           2.4
                                              ---------        ------
     Total consumer loans...............         27,398          10.3
 Agricultural operating.................         38,650          14.5
 Commercial business....................         18,456           6.9
                                               --------        ------
     Total other loans..................         84,504          31.7
                                               --------         -----
     Total loans........................        266,273         100.0%
                                                                =====
Less:
 Loans in process.......................          8,700
 Deferred fees and discounts............            553
 Allowance for losses...................          2,379
                                              ---------

 Total loans receivable, net............       $254,641
                                               ========


(1) Consist generally of various types of secured and unsecured consumer loans.

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                September 30,
                                            ----------------------------------------------------------------------------------------
                                                    1993                1994                    1995                   1996
                                            ----------------------------------------------------------------------------------------
                                             Amount    Percent    Amount     Percent     Amount       Percent    Amount     Percent
                                            -------      -----   --------     -----      -------       -----     --------    -----
                                                                           (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family.....................  $14,991       18.2%  $ 19,913      12.4%    $22,875         12.1%   $ 41,322      16.6%
  Commercial and multi-family.............    7,955        9.6     13,340       8.3      14,262          7.6      14,036       5.6
  Agricultural............................    1,144        1.4      1,806       1.1       5,536          2.9       4,250       1.7
  Construction or development.............      155         .2      4,231       2.6       2,342          1.3       2,938       1.2
                                            -------      -----    -------     -----     -------        -----    --------     -----
     Total fixed-rate real estate loans...   24,245       29.4     39,290      24.4      45,015         23.9      62,546      25.1
 Consumer.................................    4,676        5.7     10,022       6.2      12,303          6.5      19,145       7.7
  Agricultural operating..................    2,159        2.6      5,945       3.7       7,335          3.9      14,998       6.1
  Commercial business.....................      730         .9      7,887       4.9       5,521          2.9       7,200       2.9
                                            -------      -----    -------     -----     -------        -----    --------     -----
     Total fixed-rate loans...............   31,810       38.6     63,144      39.2      70,174         37.2     103,889      41.8
                                            -------      -----    -------     -----     -------        -----     -------     -----

Adjustable Rate Loans:
 Real estate:
  One- to four-family.....................   19,494       23.6     35,249      21.9      34,399         18.2      37,154      14.9
  Commercial and multi-family.............   15,820       19.2     46,580      29.0      59,157         31.4      71,121      28.6
  Agricultural............................    4,921        6.0      6,258       3.9       1,485           .8       6,818       2.7
  Construction or development.............    3,882        4.7      6,017       3.8      15,535          8.2       4,881       2.0
                                            -------      -----    -------     -----     -------        -----    --------     -----
     Total adjustable-rate real
     estate loans.........................   44,117       53.5     94,104      58.6     110,576         58.6     119,974      48.2
 Consumer.................................      539         .7        576        .4         705           .4       1,283        .5
 Agricultural operating...................    5,658        6.8      1,839       1.1       4,570          2.4      15,366       6.2
 Commercial business......................      359         .4      1,044        .7       2,652          1.4       8,268       3.3
                                            -------      -----    -------     -----    --------        -----    --------     -----
     Total adjustable rate loans..........   50,673       61.4     97,563      60.8     118,503         62.8     144,891      58.2
                                            -------      -----    -------     -----    --------        -----     -------     -----
     Total loans..........................   82,483      100.0%   160,707     100.0%    188,677        100.0%    248,780     100.0%
                                                         =====                =====                    ====                  =====
Less:
 Loans in process.........................    1,345                 3,425                 8,071                    2,240
 Deferred fees and discounts..............       88                   343                   404                      650
 Allowance for loan losses................      825                 1,442                 1,650                    2,356
                                            -------              --------              --------                  --------
     Total loans, net.....................  $80,225              $155,497              $178,552                 $243,534
                                            =======              ========              ========                 ========

                                                    September 30,
                                              ------------------------
                                                         1997
                                              ------------------------
                                                 Amount        Percent
                                              ---------        ------
Fixed Rate Loans:
 Real estate:
  One- to four-family.....................     $  33,369        12.5%
  Commercial and multi-family.............        11,124         4.2
  Agricultural............................         5,978         2.3
  Construction or development.............         2,997         1.1
                                               ---------        ----
     Total fixed-rate real estate loans...        53,468        20.1
 Consumer.................................        26,100         9.8
  Agricultural operating..................        16,280         6.1
  Commercial business.....................        10,462         3.9
                                                --------       -----
     Total fixed-rate loans...............       106,310        39.9
                                                 -------       -----

Adjustable Rate Loans:
 Real estate:
  One- to four-family.....................        40,534        15.2
  Commercial and multi-family.............        63,746        23.9
  Agricultural............................         5,754         2.2
  Construction or development.............        18,267         6.9
                                                --------       -----
     Total adjustable-rate real
     estate loans.........................       128,301        48.2
 Consumer.................................         1,298          .5
 Agricultural operating...................        22,370         8.4
 Commercial business......................         7,994         3.0
                                                 --------      ------
     Total adjustable rate loans..........       159,963        60.1
                                                 -------       -----
     Total loans..........................       266,273       100.0 %
                                                               ======
Less:
 Loans in process.........................         8,700
 Deferred fees and discounts..............           553
 Allowance for loan losses................         2,379
                                                --------
     Total loans, net.....................      $254,641
                                                ========

         The following table illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                         Real Estate
                           -------------------------------------------------                                  Agricultural
                              Mortgage(1)               Construction                Consumer                    Operating
                           ----------------------      ---------------------     --------------------       -----------------------
                                        Weighted                   Weighted                  Weighted                      Weighted
                                          Average                    Average                  Average                       Average
                           Amount          Rate        Amount         Rate       Amount         Rate        Amount           Rate
                           ------          ----        ------         ----       ------         ----        ------           ----
                                                                    (Dollars in Thousands)

Due During
Years Ending
September 30,
1998(2) ..........       $108,707          8.03%      $  8,781        9.39%     $ 10,100         9.75%     $ 34,663          9.67%
1999-2002 ........         28,253          8.19          8,036        9.20        14,703         9.76         3,898          9.34
2002 and following         23,545          8.08          4,447        8.56         2,595        10.22            89          9.20

                              Commercial
                               Business                       Total
                          ---------------------      -----------------------
                                       Weighted                     Weighted
                                       Average                      Average
                          Amount         Rate        Amount           Rate
                          ------         ----        ------           ----
Due During
Years Ending
September 30,
1998(2) ..........       $ 15,614         9.65%     $177,865          8.66%
1999-2002 ........          2,831         9.66        57,721          8.88
2002 and following             11        10.73        30,687          8.34


(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans.
(2) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after September 30, 1998 which have predetermined interest rates is $53.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $131.5 million.

         One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 1997, the Company's one- to four-family residential mortgage loan portfolio totaled $73.9 million, or 27.8% of the Company's total gross loan portfolio. Approximately 12.6% of the Company's one- to four-family mortgage loans or 3.5% of the Company's gross loans have been purchased, generally from other financial institutions. See "--Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." At September 30, 1997, the average outstanding principal balance of a one- to four-family residential mortgage loan was $41,000.

         The Company offers fixed-rate and ARM loans. During the year ended September 30, 1997, the Company originated $7.9 million of adjustable-rate loans and $7.3 million of fixed-rate loans secured by one- to four-family residential real estate. The Company's one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

         The Company currently offers one, three and five year ARM loans with an initial interest rate margin over the yield on the corresponding U.S. Treasury Security. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. These loans provide for an annual cap of up to a 200 basis points and a lifetime cap of 600 basis points over the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. The Company's ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan. From time to time the Company may permit ARM loans to be assumed by qualified borrowers upon payment of an assumption fee. The Company qualifies ARM loan borrowers at the fully indexed rate. The Company's delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.

         Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market standards, i.e., Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") standards. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. The Company historically retained its fixed-rate loans for its loan portfolio, however, in June 1996, the Company began selling, with servicing retained, most of its fixed-rate loans with terms of 15 years or greater to FNMA.

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

         Commercial and Multi-Family Real Estate Lending. The Company is also engaged in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and Northwest. During fiscal 1997, the Company, in order to supplement its loan portfolio and consistent with management's objectives to expand the Company's commercial and multi-family loan portfolio, purchased $26.8 million of such loans compared to $18.2 million during fiscal 1996. However, due to a large number of prepayments and maturities of commercial and multi-family real estate loans during fiscal 1997 as a result of a favorable interest rate environment, at September 30, 1997, the Company had $74.9 million of commercial and multi-family real estate loans compared to $85.2 million at September 30, 1996. At September 30, 1997, $1.7 million, or 2.3% of the Company's commercial and multi-family real estate loans were non-performing. See " -- Non-Performing Assets, Other Loans of Concern and Classified Assets."

         The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, nursing homes, assisted living/retirement facilities, office buildings and, to a lesser extent, hotels and warehouses. Commercial and multi-family real estate loans generally have terms that do not exceed 25 years, loan-to-value ratios of up to 75% of the appraised value of the security property, and are typically secured by personal guarantees of the borrowers. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans provide for a margin over a number of different indices. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

         At September 30, 1997, the Company's largest commercial and multi-family real estate loan was a $4.0 million loan secured by four nursing homes located in Minnesota. At fiscal year end this loan was 60 days delinquent. See "Business -- Non-Performing Assets, Other Loans of Concern and Classified Assets." The Company had six other commercial and/or multi-family loans in excess of $2.5 million at such date. All of these loans are currently performing in accordance with their terms. At September 30, 1997, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was $433,000.

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

         Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 1997, the Company's construction loan portfolio totaled $21.3 million, or 8.0% of the Company's total gross loan portfolio.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1997, the Company had $1.5 million of construction loans to borrowers intending to live in the properties upon completion of construction.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 24 months and have terms of up to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans range from 1% to 2%. At September 30, 1997, the Company did not have any construction loans to builders of one- to four-family residences.

         Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, hotels or other property, and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by the Company, except that during the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 1997, the Company had approximately $19.7 million of loans for the construction of commercial and multi-family real estate. This amount consisted of four loans totaling $4.7 million for the construction of apartment complexes, two loans totaling $4.7 million for the construction of assisted living facilities, nine loans totaling $8.5 million for the construction of commercial office buildings and one loan totaling $1.8 million for the construction of a hotel. All of these loans were performing in accordance with their terms at September 30, 1997.

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

         Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 1997, the Company had agricultural real estate loans secured by farmland of $11.7 million or 4.4% of the Company's gross loan portfolio. At the same date, $38.7 million, or 14.5% of the Company's gross loan portfolio, consisted of secured loans related to agricultural operations.

         Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to five years. At September 30, 1997, the average outstanding principal balance of an agricultural operating loan held by the Company was $34,000. At September 30, 1997, $289,000, or .7%, of the Company's agricultural operating loans were non-performing.

         Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first three years, adjusting annually thereafter. In addition, such loans generally provide for a ten year term based on a 20 year amortization schedule. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Security. Fixed-rate agricultural real estate loans generally have terms up to three years. Agricultural real estate loans are generally limited to 80% of the value of the property securing the loan. At September 30, 1997, none of the Company's agricultural real estate portfolio was non-performing.

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

         Another risk is the uncertainty of government programs and other regulations. Some farmers rely on the income from government programs to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.

         Finally,   many  farms  are  dependent  on  a  limited  number  of  key
individuals   upon  whose  injury  or  death  may  result  in  an  inability  to successfully operate the farm.

         Consumer Lending. The Company offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, federally guaranteed student loans, and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 1997, the Company's consumer loan portfolio totaled $27.4 million, or 10.3% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 1997, substantially all were short- and intermediate-term, fixed-rate loans.

         The largest component of the Company's consumer loan portfolio consists of home equity loans and lines of credit. Substantially all of the Company's home equity loans and lines of credit are secured by second mortgages on principal residences. The Company will lend amounts which, together with all prior liens, may be up to 100% of the appraised value of the property securing the loan. Home equity loans and lines of credit have maximum terms of up to 15 years and 10 years respectively.

         The Company currently originates automobile loans on a direct basis only. Direct loans are loans made when the Company extends credit directly to the borrower, as opposed to indirect loans, which are made when the Company purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers. The Company's automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles. Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1997, $246,000 or .9% of the Company's consumer loan portfolio was non-performing.

         Commercial Business Lending. The Company also originates commercial business loans. The Company offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals. Most of the Company's commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 1997, $18.5 million, or 6.9% of the Company's total gross loan portfolio was comprised of commercial business loans.

         The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan. The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than more traditional investments.

         The largest commercial business loan outstanding at September 30, 1997 was a $3.0 million warehouse line of credit secured by the assignment of automobile contracts. The next largest commercial business loan outstanding at September 30, 1997 was a $2.8 million participation loan secured by marketable securities and escrowed operating revenues with a remaining term to maturity of four years. These loans are currently performing in accordance with their terms. The Company had no other commercial business loans outstanding in excess of $1.0 million at September 30, 1997. At September 30, 1997, the average outstanding principal balance of a commercial business loan held by the Company was $44,000.

         The Company also offers floorplan loans to three automobile dealers. A floor plan loan is a loan or line of credit provided to an auto dealership to finance the acquisition of the dealership's inventory for sale to the general public. The dealership repays the floorplan loan as vehicles financed under the loan are sold to consumers. At September 30, 1997, the maximum amount of funds committed by the Company pursuant to its floorplan arrangements was $900,000, of which $869,000 was outstanding at such date.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 1997, $204,000 or 1.1% of the Company's commercial business loan portfolio was non-performing.

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

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

         The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 1997, there were no loans outstanding sold with recourse. When loans are sold, with the exception of student loans, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services mortgage loans that it originated and sold totaling $5.9 million at September 30, 1997, of which $4.9 million were sold to FNMA and $1.0 million were sold to others.

         In periods of economic uncertainty, the Company's ability to originate large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings. In addition, the Company's ability to sell loans may substantially decrease as potential buyers (principally government agencies) reduce their purchasing activities.

         The following table shows the loan origination (including undisbursed portions of loans in process), purchase and repayment activities of the Company for the periods indicated.

                                                          Year Ended September 30,
                                                     1995           1996           1997
                                                                (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family .......     $   8,359      $  10,554      $   7,875
              - commercial and multi-family         5,044          2,869          4,873
              - agricultural real estate ..         1,399          2,244           --
  Non-real estate - consumer ..............           480            948            931
                  - commercial business ...         2,814          2,629          9,998
                  - agricultural operating          9,553         12,052         27,469
                                                ---------      ---------      ---------
         Total adjustable-rate ............        27,649         31,296         51,146

 Fixed rate:
  Real estate - one- to four-family .......         6,372          6,213          7,260
              - commercial and multi-family           601          3,065          4,214
              - agricultural real estate ..            78          1,561          2,581
  Non-real estate - consumer ..............        11,931         16,899         23,688
                  - commercial business ...        12,167          8,812         19,127
                  - agricultural operating          5,229         22,781         27,635
                                                ---------      ---------      ---------
         Total fixed-rate .................        36,378         59,331         84,505
                                                ---------      ---------      ---------

         Total loans originated ...........        64,027         90,627        135,651

Purchases:
  Real estate - commercial and multi-family        19,212         18,252         26,766
              - agricultural real estate ..           500           --             --
  Non-real estate - commercial business ...         7,959          6,723          3,053
              - agricultural operating ....           373           --             --
                                                ---------      ---------      ---------
                                                   28,044         24,975         29,819
  Loans from Iowa Savings acquisition .....          --           16,734           --
  Loans from Security acquisition .........          --           21,005           --
                                                ---------      ---------      ---------
         Total loans ......................        28,044         62,714         29,819
  Total mortgage-backed securities ........          --           23,406         16,417
                                                ---------      ---------      ---------
         Total purchased ..................        28,044         86,120         46,236

Sales and Repayments:
  Real estate - one- to four-family .......          --              560          3,324
  Non-real estate - consumer ..............           129            504            268
                                                ---------      ---------      ---------
         Total loans ......................           129          1,064          3,592
  Mortgage-backed securities ..............        47,934           --             --
                                                ---------      ---------      ---------
         Total sales ......................        48,063          1,064          3,592
                                                ---------      ---------      ---------
  Loan principal repayments ...............        63,985         91,900        144,364
  Mortgage-backed securities repayments ...         3,524          8,834          7,969
                                                ---------      ---------      ---------
  Total principal repayments ..............        67,509        100,734        152,333
                                                ---------      ---------      ---------
         Total reductions .................       115,572        101,798        155,925
Increase (decrease) in other items, net ...           999           (673)           370
                                                ---------      ---------      ---------
         Net increase (decrease) ..........     $ (22,502)     $  74,276      $  26,332
                                                =========      =========      =========

         The following table shows the Company's purchased whole real estate loans and real estate loan participations by state and amount held in the loan portfolio at September 30, 1997. The Company also purchases commercial business loans. At September 30, 1997, the Company's portfolio of purchased commercial business loans totaled $5.2 million.

                          One- to Four-Family Loans               Commercial  and Multi-Family          Total Purchased Loans
                   --------------------------------------  -------------------------------------- ----------------------------------
                                               Percent of                        Percent of total
                                   Number      total One-                Number     Commercial                 Number       Percent
                                     of          to Four                  of        and Multi-                    of        of Total
  Location         Balance          Loans        Family    Balance       Loans     Family Loans   Balance        Loans       Loans
  --------         -------          -----        ------    -------       -----     ------------   -------        -----       -----
                                                                  (Dollars in Thousands)
Arizona ....       $   166             6          0.22%    $ 1,200           1           1.60%    $ 1,366           7         0.51%
California .           252            17          0.34        --            --            --          252          17         0.09
Colorado ...            46             5          0.06       1,492           2           1.99       1,538           7         0.58
Connecticut          1,205            51          1.63        --            --            --        1,205          51         0.45
Florida ....            20             2          0.03        --            --            --           20           2         0.01
Illinois ...            --            --           --        1,548           5           2.07       1,548           5         0.58
Indiana ....            --            --           --        2,579           2           3.45       2,579           2         0.97
Iowa .......           676            50          0.91       4,795           6           6.41       5,471          56         2.05
Kansas .....            --            --           --          250           1           0.33         250           1         0.09
Minnesota ..            --            --           --        8,636          14          11.54       8,636          14         3.24
Missouri ...         1,514            25          2.05       1,315           8           1.76       2,829          33         1.06
Nebraska ...           181             9          0.24       3,647           3           4.87       3,828          12         1.44
Nevada .....          --              --           --        1,264           1           1.69       1,264           1         0.47
New York ...         2,297           110          3.11         317           1           0.42       2,614         111         0.98
North Dakota           185            21          0.25       5,027          12           6.71       5,212          33         1.96
Ohio .......           130             4          0.18        --            --            --          130           4         0.05
Oregon .....            --            --           --        2,827           1           3.78       2,827           1         1.06
South Dakota           941            46          1.27       2,335           6           3.12       3,276          52         1.23
Texas ......         1,575            36          2.13         303           1           0.40       1,878          37         0.71
Washington .            --            --           --       13,800           6          18.43      13,800           6         5.18
Wisconsin ..            --            --           --       15,178          21          20.27      15,178          21         5.70
Wyoming ....           150             9          0.20        --            --            --          150           9         0.06
                   -------          ----         -----     -------        ----          -----     -------        ----        -----

  Total ....       $ 9,338           391         12.62%    $66,513          91          88.84%    $75,851         482        28.47%
                   =======          ====         =====     =======        ====          =====     =======        ====        =====


Non-Performing Assets, Other Loans of Concern, and Classified Assets

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

         Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status until the loan becomes current.

         The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 1997.

                                                                               Loans Delinquent For:
                                      ----------------------------------------------------------------------------------------------
                                                    30-59 Days                      60-89 Days               90 Days and Over
                                      ---------------------------------   ----------------------------   ---------------------------
                                                               Percent                         Percent                      Percent
                                                                 of                              of                           of
                                          Number   Amount      Category   Number    Amount    Category   Number   Amount    Category
                                          ------   ------      --------   ------    ------    --------   ------   ------    --------
                                                                                (Dollars in Thousands)

Real Estate:
  One- to four-family................        73    $3,018         4.08%      33    $1,055        1.43%      9     $   526      .71%
  Commercial and multi-family........         2       276          .37        4     5,070        6.77       1       1,623     2.17
  Agricultural real estate...........         1         9          .08        1        60         .51     ---         ---     ----
Consumer.............................        60       402         1.47       34       234         .85      55         295     1.08
Agricultural operating...............        22       508         1.31       15     1,575        4.08       6         313      .81
Commercial business..................        12       961         5.21       10       275        1.49       3         145      .79
                                           ----    ------                   ---     -----                ----      ------
    Total............................       170    $5,174         1.94%      97    $8,269        3.11%     74      $2,902     1.09%
                                          =====    ======                   ===    ======                ====       ======

         Delinquencies 90 days and over constituted 1.09% of total loans and .72% of total assets.

         The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans, with some exceptions, are typically placed on non-accrual status when the loan becomes 90 days or more delinquent or when the collection of principal and/or interest become doubtful. For all years presented, the Company has had no troubled debt restructuring (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                September 30,
                                      --------------------------------------------------------------
                                       1993          1994          1995          1996          1997
                                      ------        ------        ------        ------        ------
                                                           (Dollars in Thousands)
Non-accruing loans:
  One- to four-family .........       $   30        $  311        $  127        $  347        $  444
  Commercial and multi-family .         --             302           199         1,623         1,692
  Agricultural real estate ....        1,190           137            46           127          --
  Consumer ....................            4           105           206           331           246
  Agricultural operating ......           21            78           100           184           289
  Commercial business .........           16            38            48            33           204
                                      ------        ------        ------        ------        ------
     Total ....................        1,261           971           726         2,645         2,875
  Less: Allowance for losses ..         --              30            15          --            --
                                      ------        ------        ------        ------        ------
     Total non-accruing loans .        1,261           941           711         2,645         2,875
                                      ------        ------        ------        ------        ------

Accruing loans delinquent
  90 days or more(1) ..........         --            --            --             177           282
                                      ------        ------        ------        ------        ------
     Total non-performing loans        1,261           941           711         2,822         3,157
                                      ------        ------        ------        ------        ------

 Foreclosed assets:
  One- to four-family .........           11          --              48            75            85
  Commercial real estate ......         --            --            --            --              67
  Consumer ....................         --            --            --               8          --
  Commercial business .........         --            --            --               9             4
                                      ------        ------        ------        ------        ------
     Total ....................           11          --              48            92           156
 Less:  Allowance for losses ..           11          --            --               5          --
                                      ------        ------        ------        ------        ------
     Total ....................         --            --              48            87           156
                                      ------        ------        ------        ------        ------

Total non-performing assets ...       $1,261        $  941        $  759        $2,909        $3,313
                                      ======        ======        ======        ======        ======
Total as a percentage of total
 assets .......................          .78%          .34%          .29%          .75%          .82%
                                      ======        ======        ======        ======        ======

          (1) These loans were acquired by the company in connection with the Security acquisition.

         For the year ended September 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $229,000 of which none was included in interest income.

         Other Loans of Concern. At September 30, 1997, there were loans totaling $7.2 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of ten commercial real estate loans totaling $6.2 million, ten one- to four-family residential mortgage loans totaling $438,000, five commercial business loans totaling $136,000, four agricultural operating loans totaling $192,000 and 31 consumer loans totaling $243,000.

         Included in the $6.2 million of commercial real estate loans of concern at September 30, 1997 was a $4.0 million loan secured by four nursing homes located in Minnesota and a $819,000 loan secured by an apartment complex in Madison, Wisconsin. At September 30, 1997, the nursing home loan was 60 days delinquent. The delinquency was attributable to internal control weaknesses that caused a disruption in cash flows. The borrower has corrected these weaknesses and is in the process of bringing the loan current.

         The $819,000 apartment complex loan was delinquent 60 days at September 30, 1997 due to decreased occupancy rates resulting from lack of management oversight. The borrower has focused on correcting these problems and occupancy rates have subsequently increased to a level that will support the properties current debt service.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision (the "OTS") to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted. The loans held by Security are subject to similar classification by its regulatory authorities.

         When assets are classified as either substandard or doubtful, the Bank may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When assets are classified as "loss," the Bank is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Banks' determinations as to the classification of their assets and the amount of their valuation allowances are subject to review by their regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         On the basis of management's review of its assets, at September 30, 1997, the Company had classified a total of $5.6 million of its assets as substandard, $79,000 as doubtful and none as loss.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

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

         The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                     Year Ended September 30,
                                                   -------------------------------------------------------------
                                                    1993         1994          1995         1996          1997
                                                   ------       ------        ------       ------        -----
                                                                       (Dollars in Thousands)

Balance at beginning of period..............       $   600       $  825      $  1,442       $1,650        $2,356
Brookings acquisition.......................           ---          518           ---          ---           ---
Iowa Savings acquisition....................           ---          ---           ---          132           ---
Security acquisition........................           ---          ---           ---          563           ---

Charge-offs:
  Commercial and multi family...............           ---          ---           (30)         (35)           (2)
  Consumer..................................           ---           (6)          (12)         (54)          (66)
  Commercial business.......................           ---          ---           ---          ---           (55)
                                                   -------      -------      --------    ---------       -------
    Total charge-offs.......................           ---           (6)          (42)         (89)         (123)
Recoveries:
  Commercial and multi family...............           ---          ---           ---          ---             2
  Agricultural operating....................           ---          ---           ---          ---            24
                                                   -------       ------      --------     --------       -------
    Total recoveries........................           ---          ---           ---          ---            26
                                                   -------      -------      --------    ---------       -------
    Net charge-offs.........................           ---           (6)          (42)         (89)          (97)
Additions charged to operations.............           225          105           250          100           120
                                                   -------       ------      --------      -------        ------
Balance at end of period....................       $   825       $1,442      $  1,650       $2,356        $2,379
                                                   =======       ======      ========       ======        ======

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period..............          ---%         .01%          .03%         .04%          (.04%)
                                                   ======        =====        ======        =====          =====

Ratio of net charge-offs during
 the period to average non-
 performing assets..........................          ---%         .54%         5.08%        5.30%         4.46%
                                                   ======        =====       =======         ====          ====

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                            September 30,
                              ------------------------------------------------------------------------------------------------------
                                       1993                        1994                       1995                     1996
                              ---------------------      -----------------------  -------------------------     --------------------
                                           Percent                     Percent                     Percent                  Percent
                                           of Loans                   of Loans                     of Loans                 of Loans
                                           in Each                     in Each                     in Each                  in Each
                                           Category                   Category                     Category                 Category
                                           to Total                   to Total                     to Total                 to Total
                               Amount       Loans         Amount        Loans        Amount         Loans        Amount      Loans
                                                                     (Dollars in Thousands)

One- to four-family........   $  104        41.80%       $  166          34.32%   $   172            30.36%     $  235        31.54%
Commercial and multi-
  family real estate.......      178        28.80           449          37.29        551            38.92         639        34.23
Agricultural real estate...      286         7.40            81           5.02         70             3.72         138         4.45
Construction...............       30         4.90            77           6.38        134             9.47          59         3.14
Consumer...................       39         6.30           106           6.59        145             6.89         270         8.21
Agricultural operating.....      117         9.50           166           4.84        208             6.31         531        12.21
Commercial business........       16         1.30           134           5.56        123             4.33         271         6.22
Unallocated................       55         ---            263           ---         247              ---         213         ---

                              ------       ------        ------         ------    -------           ------      ------       ------
     Total.................   $  825       100.00%       $1,442         100.00%   $ 1,650           100.00%     $2,356       100.00%
                              ======       ======        ======         ======    =======           ======      ======       ======

                                            1997
                                  -------------------------
                                                   Percent
                                                  of Loans
                                                   in Each
                                                   Category
                                                   to Total
                                   Amount           Loans
                                   ------           -----
One- to four-family........       $   222            27.75%
Commercial and multi-
  family real estate.......           712            28.12
Agricultural real estate...           117             4.41
Construction...............           106             7.99
Consumer...................           289            10.29
Agricultural operating.....           580            14.51
Commercial business........           277             6.93
Unallocated................            76             ---

                                   ------           ------
     Total.................        $2,379           100.00%
                                   ======           ======

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

         As of September 30, 1997, the Company's entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company's investment and mortgage-backed securities portfolios, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

         Investment Securities. It is the Company's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds.

         The following table sets forth the carrying value of the Company's investment security portfolio, excluding mortgage-backed securities, at the dates indicated.

                                                                          September 30,
                                                               --------------------------------
                                                                   1995        1996        1997
                                                                -------     -------     -------
                                                                         (In Thousands)
Investment Securities:
 U.S. government securities ...............................     $   372     $ 6,178     $ 2,956
 Federal agency obligations ...............................      44,900      63,032      65,529
 Corporate bonds ..........................................       1,058         202        --
 Municipal bonds ..........................................         240       1,392       1,390
 Equity investments .......................................         695       1,433       1,255
 FHLMC preferred stock ....................................       1,512       1,598         336
 FNMA common stock ........................................          52          70          94
                                                                -------     -------     -------
     Subtotal .............................................      48,829      73,905      71,560

FHLB stock ................................................       3,915       5,525       5,629
                                                                -------     -------     -------

     Total investment securities and FHLB stock ...........     $52,744     $79,430     $77,189
                                                                =======     =======     =======

Other Interest-Earning Assets:
  Interest bearing deposits in other financial institutions
  and Federal Funds sold ..................................     $ 4,162     $13,892     $12,177
                                                                =======     =======     =======

         The composition and maturities of the Company's  investment  securities
portfolio,   excluding  equity  securities,   FHLB  stock  and   mortgage-backed
securities, are indicated in the following table.

                                                                 September 30, 1997
                                     -------------------------------------------------------------------------
                                                   After 1       After 5
                                                    Year         Years
                                     1 Year or     Through      Through        After      Total Investment
                                       Less        5 Years     10 Years      10 Years         Securities
                                     --------------------------------------------------- ---------------------
                                      Carrying     Carrying     Carrying     Carrying     Amortized     Market
                                        Value        Value        Value        Value        Cost         Value
                                       -------      -------      -------      ------      -------      -------
                                                                 (Dollars in Thousands)
Municipal bonds..................      $    56     $    874      $   460     $   ---    $   1,367     $  1,390
U.S. government securities.......        2,200          756          ---         ---        2,943        2,956
Federal agency obligations.......       13,336       21,854       30,339         ---       65,186       65,529
                                       -------      -------      -------      ------      -------      -------

Total investment securities......      $15,592      $23,484      $30,799      $  ---      $69,496      $69,875
                                       =======      =======      =======      ======      =======      =======

Weighted average yield...........        6.16%        6.27%        7.13%        ---%        6.63%        6.63%


         The Company's investment securities portfolio at September 30, 1997, contained no securities of any one issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

         Mortgage-Backed Securities. The Company's mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of the GNMA, FNMA and FHLMC. The Company also holds Collateralized Mortgage Obligations ("CMOs"), as well as a limited amount of privately issued mortgage pass-through certificates. The GNMA, FNMA and FHLMC certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. FNMA and FHLMC generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government. Privately issued mortgage pass-through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer, which the Company monitors on a regular basis.

         CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 1997, the

Company held CMOs totaling $3.8 million, all of which were secured by underlying collateral issued under government-sponsored agency programs. Premiums ass ociated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

         At September 30, 1997, $31.4 million or 70.7% of the Company's mortgage-backed securities portfolio had fixed rates of interest and $13.0 million or 29.3% of such portfolio had adjustable rates of interest.

         Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1997, $39.0 million or 87.9% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

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

         The following table sets forth the carrying value of the Company's mortgage-backed securities at the dates indicated.

                                                                               September 30,
                                                              -------------------------------------------
                                                                 1995              1996             1997
                                                              --------           -------         --------
                                                                              (In Thousands)

GNMA......................................................     $ 7,484           $ 6,392          $20,925
CMO.......................................................       5,210             4,637            3,832
FHLMC.....................................................       3,967             4,740            3,813
FNMA......................................................       3,426            18,711           14,939
Privately Issued Mortgage Pass-Through Certificates.......       1,316             1,106              916
                                                              --------           -------         --------

     Total................................................     $21,403           $35,586          $44,425
                                                               =======           =======          =======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1997. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                            Due in
                                             ----------------------------------------------------
                                                             After 1        After 5                   September 30,
                                                              Year           Years                         1997
                                             1 Year or       Through        Through        After         Balance
                                               Less          5 Years       10 Years      10 Years      Outstanding
                                               -----         ------        --------     ---------        --------
                                                                    (Dollars in Thousands)
GNMA.....................................     $  ---        $   ---          $  ---      $20,925          $20,925
CMO......................................        ---            ---           1,483        2,349            3,832
FHLMC....................................        113            346             737        2,617            3,813
FNMA.....................................         75            977              96       13,791           14,939
Privately Issued Mortgage
  Pass-Through Certificates(1)...........        ---            ---             ---          916              916
                                               -----         ------        --------     --------         --------

     Total...............................       $188         $1,323          $2,316      $40,598          $44,425
                                                ====         ======          ======      =======          =======

Weighted average yield...................      5.73%          8.23%           7.92%        7.29%            7.34%
------------------

(1) This security is rated AA by a nationally recognized rating agency.

         At September 30, 1997, the contractual maturity of 91.4% of all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Sources of Funds

         General. The Company's sources of funds are deposits, borrowings, amortization and repayment of loan principal (including interest earned on mortgage-backed securities), interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

         Borrowings, including Federal Home Loan Bank ("FHLB") of Des Moines and Federal Reserve Bank of Chicago ("FRB") advances, reverse repurchase agreements and retail repurchase agreements, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

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

         The following table sets forth the savings flows at the Company during the periods indicated.

                                                        Year Ended September 30,
                                               1995              1996              1997
                                             ---------          --------          --------
                                                        (Dollars in Thousands)
Opening balance.....................         $ 176,167          $171,793          $233,406
Deposits acquired from:
  Iowa Savings......................               ---            15,642               ---
  Security..........................               ---            27,718               ---
Deposits............................           261,345           360,606           543,824
Withdrawals.........................          (273,066)         (350,626)         (541,351)
Interest credited...................             7,347             8,273            10,237
Deposits sold.......................               ---               ---               ---
                                             ---------          --------          --------

 Ending balance.....................         $ 171,793          $233,406          $246,116
                                             =========          ========          ========

Net increase (decrease).............         $  (4,374)         $ 61,613          $ 12,710
                                             =========          ========          ========

Percent increase (decrease).........             (2.48)%           35.86%             5.45%
                                             =========          ========          ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                    Year Ended September 30,
                                          ----------------------------------------------------------------------------
                                                    1995                       1996                       1997
                                          ----------------------------------------------------------------------------
                                                        Percent                    Percent                     Percent
                                           Amount       of Total      Amount       of Total      Amount       of Total
                                           ------       --------      ------       --------      ------       --------
                                                                    (Dollars in Thousands)
Transactions and Savings
Deposits:

Commercial Demand...................      $  2,077         1.21%    $   5,453        2.34%      $  5,572         2.26%
Passbook Accounts...................        12,112         7.05        18,278        7.83         21,562         8.76
NOW Accounts........................        13,459         7.83        16,087        6.89         16,408         6.67
Money Market Accounts...............        14,836         8.64        14,994        6.42         11,869         4.82
                                          --------       ------      --------      ------       --------       ------

Total Non-Certificate...............        42,484        24.73        54,812       23.48         55,411        22.51
                                          --------       ------      --------      ------       --------       ------

Certificates:

Variable............................         1,498          .87         3,154        1.35          1,259          .51
 0.00 - 3.99%.......................         1,593          .93           342         .15            202          .08
 4.00 -  5.99%......................        67,944        39.55       123,835       53.06        129,409        52.58
 6.00 -  7.99%......................        54,322        31.62        47,987       20.56         56,515        22.97
 8.00 -  9.99%......................         3,709         2.16         3,276        1.40          3,320         1.35
10.00 - 11.99%......................           243          .14          ---          ---            ---          ---
                                          --------       ------      --------      ------       --------       ------

Total Certificates..................       129,309        75.27       178,594       76.52        190,705        77.49
                                          --------       ------      --------      ------       --------       ------
Total Deposits......................      $171,793       100.00%     $233,406      100.00%      $246,116       100.00%
                                          ========       ======      ========      ======       ========       ======

         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1997.

                                                    0.00-       4.00-      6.00-       8.00-                  Percent
                                       Variable     3.99%       5.99%      7.99%       9.99%       Total     of Total
                                       --------     -----       -----      -----       -----       -----     --------
                                                                    (Dollars in Thousands)
Certificate accounts
maturing in
quarter ending:

December 31, 1997................       $  221       $196    $  25,153    $ 3,361      $  390    $ 29,321       15.4%
March 31, 1998...................          142          3       27,391      4,087         858      32,481       17.0
June 30, 1998....................          212        ---       21,703     17,677         184      39,776       20.9
September 30, 1998...............          321        ---       10,859      5,618         200      16,998        8.9
December 31, 1998................          199        ---       16,773      3,882         382      21,236       11.1
March 31, 1999...................          164        ---        7,907      2,676         967      11,714        6.2
June 30, 1999....................          ---        ---        4,207      4,303         300       8,810        4.6
September 30, 1999...............          ---        ---        5,578      6,369          37      11,984        6.3
December 31, 1999................          ---        ---        1,809      4,343           2       6,154        3.2
March 31, 2000...................          ---        ---        5,039      1,121         ---       6,160        3.2
June 30, 2000....................          ---        ---          437      1,893         ---       2,330        1.2
September 30, 2000...............          ---        ---          701        139         ---         840        0.5
 Thereafter......................          ---          3        1,852      1,046         ---       2,901        1.5
                                       -------      -----     --------    -------      ------    --------      ------

 Total...........................       $1,259       $202     $129,409    $56,515      $3,320    $190,705      100.00%
                                        ======       ====     ========    =======      ======    ========      ======

 Percent of total................         0.66 %     0.11%       67.86%     29.63%       1.74%     100.00%
                                        ======       ====     ========    =======      ======    ========

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1997.

                                                                             Maturity
                                                   ------------------------------------------------------------------
                                                                 After      After
                                                   3 Months      3 to 6     6 to 12         After
                                                   or Less       Months      Months       12 months      Total
                                                   -------       ------      ------       ---------      -----
                                                                         (In Thousands)
Certificates of deposit less
 than $100,000..............................        $23,218      $30,265    $50,623        $67,334      $171,440

Certificates of deposit of
 $100,000 or more...........................          6,103        2,216      6,151          4,795        19,265
                                                   --------      -------    -------       --------      --------

Total certificates of deposit...............        $29,321      $32,481    $56,774        $72,129      $190,705 (1)
                                                    =======      =======    =======        =======      ========

         (1) Includes deposits from governmental and other public entities totaling $7.5 million.

         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

         The Company's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1997, the Company had $107.4 million of advances from the FHLB of Des Moines and the ability to borrow up to an additional $31.9 million. All of the Company's advances currently carry fixed rates, except a $10 million line of credit which adjusts daily. At September 30, 1997, advances totaling $42.5 million (including the line of credit) had terms to maturity of one year or less. The remaining $64.9 million had maturities ranging up to 9 years.

         From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 1997, the Company had approximately $1.8 million of retail repurchase agreements outstanding.

         The Company has also, from time to time, entered into reverse repurchase agreements through nationally recognized broker-dealer firms. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company's investment and mortgage-backed securities. The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The Company has not entered into any reverse repurchase agreements in the past five years.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail repurchase agreements and other borrowings (consisting of FRB advances) for the periods indicated.

                                                             Year Ended September 30,
                                                     ------------------------------------
                                                       1995           1996           1997
                                                       ----           ----           ----
                                                                (In Thousands)
Maximum Balance:
  FHLB advances.............................         $78,305       $110,491      $107,426
  Retail repurchase agreements..............           1,312          2,790         2,790
  Other borrowings..........................             ---          1,400(1)      2,900

Average Balance:
  FHLB advances.............................         $56,820         69,265        80,685
  Retail repurchase agreements..............           1,159          2,198         2,285
  Other borrowings..........................             ---            ---         1,258


         (1) Acquired on September 30, 1996 in connection with the acquisition of Security.

         The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                                             At September 30,
                                                  ------------------------------------
                                                    1995           1996          1997
                                                  -------        --------     --------
                                                        (Dollars in Thousands)
FHLB advances...............................      $51,098        $102,288     $107,426
Retail repurchase agreements................        1,150           2,790        1,800
Other borrowings............................          ---           1,400        2,900
                                                  -------        --------     --------

     Total borrowings.......................      $52,248        $106,478     $112,126
                                                  =======        ========     ========

Weighted average interest
 rate of FHLB advances......................        6.14%           5.81%        5.86%

Weighted average interest
 rate of retail repurchase
 agreements.................................        5.75%           5.52%        5.79%

Weighted average interest rate of
other borrowings............................          ---           5.40%        5.55%


Subsidiary Activities

         The only subsidiaries of the Company are First Federal and Security. First Federal has one service subsidiary, First Services Financial Limited ("First Services"). At September 30, 1997, the net book value of First Federal's investment in First Services was approximately $65,000. Security does not have any subsidiaries.

         First Federal organized First Services, its sole service corporation, in 1983. First Services is located in Storm Lake, Iowa and offers mutual funds and, in some locations, insurance products and annuities. In addition, Brookings Service Corporation ("BSC"), a subsidiary of First Services, offers full brokerage services through PrimeVest Financial Services, Inc., a third party vendor. First Services, together with its subsidiary BSC, recognized a net loss of $20,000 during fiscal 1997.

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

         First Midwest is regulated as a bank holding company by the FRB. Bank holding companies are subject to comprehensive regulation and supervision by the FRB under the Bank Holding Company Act of 1956 (the "BHCA") and the regulations of the FRB. As a bank holding company, First Midwest must file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. First Midwest is subject to the activity limitations imposed under the BHCA and in general may engage in only those activities that the FRB has determined to be closely related to banking.

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

         Federal Regulation of Financial Institutions. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of May 19, 1997. When these examinations are conducted by the OTS, the examiners may require First Federal to provide for higher general or specific loan loss reserves. Security is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of January 31, 1997.

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

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Security is subject to such restrictions under state law as administered by the ISB. Federal savings associations are also generally authorized to branch nationwide whereas Iowa chartered banks such as Security are limited to establishing branches in the counties contiguous to the county where their home office is located. At September 30, 1997, First Federal and Security were in compliance with the noted restrictions.

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Security is subject to similar restrictions. At September 30, 1997, First Federal's and Security's lending limit under these restrictions was $4.7 million and $996,000, respectively. First Federal and Security are in compliance with the loans-to-one-borrower limitation.

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

         Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the Savings Association Insurance Fund (the "SAIF") and Security is a member of the Bank Insurance Fund (the "BIF"), each of which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against any FDIC insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% of deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 1997, each of First Federal and Security met the capital requirements of a "well capitalized" institution and were not subject to any assessments. See Note 14 of Notes to Consolidated Financial Statements in the Annual Report.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF or the BIF, as the case may be, will be less than the designated reserve ratio of 1.25% of SAIF or BIF insured deposits, respectively. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. Premiums for both BIF and SAIF insured institutions are also subject to change in future periods depending upon an institution's risk classification.

         Prior to the enactment of the legislation recapitalizing the SAIF in 1996, , a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as First Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are a 6.7 basis points assessment on SAIF deposits and 1.5 basis points assessment on BIF deposits until BIF insured institutions participate fully in the assessment.

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

         An FDIC-insured institution's primary federal regulator is also authorized and, under certain circumstances required, to take certain actions against an "undercapitalized institution" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The primary federal regulator is also authorized, and with respect to institution's whose capital is further depleted, required to impose additional restrictions that can affect all aspects of the institution's operations, including the appointment of a receiver for a "critically undercapitalized" institution (i.e., one with a tangible capital ratio of 2% or less). As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

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

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test the required assets primarily consist of residential housing related loans and investments. At September 30, 1997, First Federal met the test and has always met the test since its effectiveness.

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

         The federal banking agencies have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, First Federal and Security may be required to devote additional funds for investment and lending in their local community. First Federal was examined for CRA compliance in May 1997 and Security was examined in April 1996 and both received a rating of "satisfactory."

         Transactions with Affiliates. Generally, transactions between an FDIC-insured institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of First Federal and Security include First Midwest and any other company which is under common control with First Federal and Security. Directors, officers or controlling persons are also subject to regulations that restrict loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals, except if the loans are made pursuant to an employee benefit plan. At September 30, 1997, First Federal and Security were in compliance with the above restrictions.

Bank Holding Company Regulation

         General. Bank holding companies such as First Midwest are subject to comprehensive regulation by the FRB under the BHCA and the regulations of the FRB. As a bank holding company, First Midwest is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

         Interstate Banking and Branching. In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state or if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Iowa has adopted a five year minimum existence requirement. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

         Additionally, since June 1, 1997, the federal banking agencies have been authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. States were also permitted to allow such transactions before such time by enacting authorizing legislation. Interstate acquisitions of branches or the establishment of a new branch is permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above. Iowa permits interstate branching only by merger.

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

Federal Home Loan Bank System

         First Federal and Security are both members of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As members of the FHLB System, First Federal and Security are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1997, the Banks had in the aggregate $5.6 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 1997, dividends paid by the FHLB of Des Moines to First Federal and Security totaled $386,000. Over the past five calendar years such dividends have averaged 7.5% and were 7.0% for the first three quarters of the calendar year 1997.

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

         In August 1996, legislation was enacted that repeals the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At September 30, 1997, First Federal's post-1987 excess reserves amounted to approximately $1.5 million. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

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

         To the extent earnings appropriated to a savings bank's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank's supplemental reserves for
losses  on  loans   ("Excess"),   such  Excess  may  not,  without  adverse  tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1997, First Federal's Excess for tax purposes totaled approximately $6.7 million.

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

         The Company attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings banks, credit unions and brokerage offices located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

         The Company serves Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac counties in Iowa and Brookings County in South Dakota. There are 32 commercial banks, three savings banks, other than First Federal, and one credit union which compete for deposits and loans in the First Federal's primary market area in northwest Iowa and eight commercial banks, one savings bank, other than First Federal, and one credit union which compete for deposits and loans in First Federal's market area in South Dakota. In addition, there are twelve commercial banks in Security's primary market area in west central Iowa. First Federal recently entered the Des Moines, Iowa market area as a result of the acquisition of Iowa Savings and competes for deposits and loans with numerous financial institutions located throughout the metropolitan area.

Employees

         At September 30, 1997, the Company and its subsidiaries had a total of 112 employees, including 15 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         Fred A. Stevens - Mr. Stevens, age 50, is President of the Storm Lake Division and Trust Officer for First Federal. In addition, Mr. Stevens serves as President and a director of First Services Financial Limited and is a Brookings Service Corporation director. Mr. Stevens is primarily responsible for the daily operation of First Midwest and First Federal, including lending, deposit and trust operations, branch administration, and human resources and compliance. Mr. Stevens joined First Federal in 1974 as a loan officer, was elected Vice President in 1982, and Senior Vice President in 1986. He was elected Executive Vice President and Chief Operating Officer in 1989, Corporate Secretary in 1990, and Trust Officer in 1992. Mr. Stevens was elected to his current position in September 1997. Mr. Stevens is a former President of the Storm Lake Chamber of Commerce and the Storm Lake Rotary Club. Mr. Stevens received his Bachelor of Science degree from Westmar College, Le Mars, Iowa.

         Donald J. Winchell - Mr. Winchell, age 45, serves as Vice President, Treasurer and Chief Financial Officer of First Midwest and Senior Vice
President, Treasurer and Chief Financial Officer of First Federal, and is responsible for the formulation and implementation of policies and objectives for First Federal's finance, accounting and audit functions. His duties include financial planning, interest rate risk management, accounting, investments, financial policy development and compliance, budgeting, asset/liability management, internal controls, and data processing systems and procedures. Mr.

Winchell also serves as Treasurer of First Services Financial Limited and Brookings Service Corporation. Mr. Winchell joined First Federal in 1989 as Vice President and Chief Financial Officer, was appointed Treasurer in 1990, and Senior Vice President in 1992. Prior to joining First Federal, Mr. Winchell served as Senior Vice President and Chief Financial Officer of Midwest Federal Savings and Loan Association of Nebraska City, Nebraska since 1981. Mr. Winchell received a Bachelor of Science degree and a Bachelor of Business Administration degree from Washburn University, Topeka, Kansas. Mr. Winchell is a certified public accountant.

Item 2.   Description of Property

         The Company conducts its business at its main office and branch office in Storm Lake, Iowa, and five other locations in its primary market area in Northwest Iowa. The Company also operates two offices in Brookings, South Dakota, through the Company's Brookings Federal Bank division of the Bank; two offices in Des Moines, Iowa, through the Company's Iowa Savings Bank division of the Bank; and three offices in West Central Iowa through the Company's Security State Bank subsidiary.

         The Company owns all of its offices, except for the branch office located at Storm Lake Plaza, Storm Lake, Iowa as to which the land is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1997 was $4.2 million. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Banks. In November 1996, the Company purchased an existing building located in West Des Moines, Iowa. In March 1997, the facility opened as an additional office of the Iowa Savings Bank Division of First Federal.

         The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1997 was approximately $288,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Page 48 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Selected Financial Data

         Page 10 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis or Financial Condition and Results of Operation

         Pages 11 through 20 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Pages 17 and 18 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

         Pages 21 through 45 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

         On May 17, 1996, the Company engaged the firm of Crowe, Chizek and Company LLP as independent certified accountants for the fiscal year ending September 30, 1996.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning executive officers of the Company is set forth under the caption "Executive Officers" contained in Part I of this Form 10-K.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.   Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.   Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following is a list of documents filed as part of this report:

                  (1)  Financial Statements:

                           The following  financial  statements are incorporated
                  by reference under Part II, Item 8 of this Form 10-K:


1.  Report of Independent Auditors.
2.  Consolidated Balance Sheets as of September 30, 1997 and 1996.
3.  Consolidated Statements of Income for the Years Ended
         September 30, 1997, 1996 and 1995.
4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1997, 1996 and 1995.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.
6.  Notes to Consolidated Financial Statements

                  (2)  Financial Statement Schedules:

                           All financial  statement  schedules have been omitted
                  as  the   information   is  not  required  under  the  related
                  instructions or is inapplicable.

                  (3)      Exhibits:

                            See Index of Exhibits.

         (b)      Reports on Form 8-K:

         There have been no Current Reports on Form 8-K filed within the three month period ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST MIDWEST FINANCIAL, INC.

Date:    December 26, 1997                      By: /s/ James S. Haahr
                                                    ------------------
                                                    James S. Haahr
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ James S. Haahr                      By:  /s/Jeanne Partlow
     ------------------                           -----------------
     James S. Haahr, Chairman of                  Jeanne Partlow, Director
     the Board, President and
     Chief Executive Officer
     (Principal Executive Officer)

Date:December 26, 1997                       Date:December 26, 1997


By:  /s/E. Thurman Gaskill                   By:  /s/Rodney G. Muilenburg
     ---------------------                        -----------------------
     E. Thurman Gaskill, Director                 Rodney G. Muilenburg, Director

Date:December 26, 1997                       Date:December 26, 1997


By:  /s/J. Tyler Haahr                       By:  /s/E. Wayne Cooley
     -----------------                            ------------------
     J. Tyler Haahr, Director, Senior             E. Wayne Cooley, Director
     Vice President, Secretary and
     Chief Operating Officer

Date:December 26, 1997                       Date:December 26, 1997


By:  /s/Donald J. Winchell                   By:  /s/G. Mark Mickelson
     ---------------------                        --------------------
     Donald J. Winchell, Vice President           G. Mark Mickelson, Director
     Chief Financial Officer and Treasurer
     (Principal Financial and Accounting     Date:December 26, 1997
     Officer)

Date:December 26, 1997

                                INDEX TO EXHIBITS

 Exhibit
 Number                                               Description
 ------                                               -----------
    3(i)          Registrant's Articles of Incorporation as currently in effect, filed on June 17, 1993 as an exhibit to the Registrant's registration statement on Form S-1 (Commission
                  File No. 33-64654), are incorporated herein by reference.

    3(ii)         Registrant's  Bylaws as currently in effect,  filed on June 17, 1993 as an  exhibit  to the  Registrant's  registration  statement  on Form S-1
                  (Commission File No. 33- 64654), are incorporated herein by reference.

    4             Registrant's Specimen Stock Certificate, filed on June 17, 1993 as an exhibit to the
                  Registrant's registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

  10.1            Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to
                  Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1996
                  (Commission File No. 0-22140), is incorporated herein by reference.

  10.2            Registrant's 1993 Stock Option and Incentive Plan, filed on June 17, 1993 as an exhibit to the Registrant's registration statement on Form S-1 (Commission File
                  No. 33-64654), is incorporated herein by reference.

  10.3            Employment agreement between First Federal Savings Bank of the Midwest and
                  J. Tyler Haahr

  10.4            Registrant's Supplemental Employees' Investment Plan, filed as an exhibit to
                  Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1994
                  (Commission File No. 0-22140), is incorporated herein by reference.

  10.5            Employment agreements between First Federal Savings Bankn of the Midwest and James S. Haahr, Fred A. Stevens and Donald J. Winchell, filed on June 17,
                  1993 as an exhibit to the Registrant's registration statement on Form
                  S-1 (Commission File No. 33-64654), is incorporated herein by reference.

  10.6            Registrant's Executive Officer Compensation Program

  10.7            Registrant's Executive Officer Incentive Stock Option Plan for Mergers and
                  Acquisitions.

  11              Statement re: computation of per share earnings (included under Note 1 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders'
                  attached hereto as Exhibit 13)

  13              Annual Report to Stockholders

  21              Subsidiaries of the Registrant

  23              Consents of Experts

  27              Financial Data Schedule (electronic filing only)

  99              Independent Audit Report of former Accountants