Form 10-Q
period 1997-12-31
FIRST MIDWEST FINANCIAL INC
filed 1998-02-12
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997

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

         Class:                               Outstanding at December 31, 1997:
Common Stock, $.01 par value                      2,691,889 Common Shares

Transitional Small Business Disclosure Format:        Yes   [   ]   No  [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX





Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at December 31, 1997 and September 30, 1997

                  Consolidated Statements of Income for the
                    Three Months Ended December 31, 1997 and 1996

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Three Months Ended December 31, 1997

                  Consolidated Statements of Cash Flows for the
                    Three Months Ended December 31, 1997 and 1996

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosure  About Market Risk


Part II.  Other Information


      Signatures

Part I.  Financial Information
Item 1. Financial Statements

                                     FIRST MIDWEST FINANCIAL, INC.
                                            AND SUBSIDIARIES
                                Consolidated Balance Sheets (Unaudited)

                                                                December 31, 1997   September 30, 1997
                                                                -----------------   ------------------
Assets

Cash and cash equivalents ...................................     $  19,963,226      $  12,852,426
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value) ...............           200,000            200,000
Securities available for sale, amortized cost of
  $110,366,764 and $114,456,661 .............................       111,968,880        115,985,045
Loans receivable - net of allowances of $2,051,904
  and $2,379,091 ............................................       253,222,855        254,640,971
Foreclosed real estate, net .................................         1,526,211            156,300
Accrued interest receivable .................................         5,784,615          5,366,109
Federal Home Loan Bank stock, at cost .......................         5,629,300          5,629,300
Premises and equipment, net .................................         4,173,198          4,176,311
Excess of cost over net assets acquired .....................         4,771,514          4,862,747
Other assets ................................................           351,738            719,369
                                                                  -------------      -------------
         Total Assets .......................................     $ 407,591,537      $ 404,588,578
                                                                  =============      =============
Liabilities and Shareholders' Equity

                  Liabilities
Deposits ....................................................     $ 259,347,839      $ 246,115,698
Advances from Federal Home Loan Bank ........................        98,073,165        107,426,225
Securities sold under agreements to repurchase ..............         2,058,334          1,800,000
Other borrowings ............................................              --            2,900,000
Advances from borrowers for taxes and insurance .............           541,020            449,487
Accrued interest payable ....................................           983,330          1,065,746
Other liabilities ...........................................         2,465,875          1,354,418
                                                                  -------------      -------------
         Total Liabilities ..................................       363,469,563        361,111,574
                                                                  -------------      -------------

                                     FIRST MIDWEST FINANCIAL, INC.
                                            AND SUBSIDIARIES
                                Consolidated Balance Sheets (Unaudited)

                                                                December 31, 1997   September 30, 1997
                                                                -----------------   ------------------
                  Shareholders' Equity

Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding .....................................              --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,957,999 shares issued and 2,691,889 shares outstanding
  at December 31, 1997; 2,957,999 shares issued and
  2,698,904 shares outstanding at September 30, 1997 ........            29,580             29,580
Additional paid-in capital ..................................        21,016,202         20,984,754
Retained earnings - substantially restricted ................        27,093,685         26,427,657
Net unrealized appreciation on securities available for sale,
  net of tax of $596,818 and $568,013 .......................         1,005,298            960,371
Unearned Employee Stock Ownership Plan shares ...............          (517,400)          (567,200)
Treasury stock, 266,110 and 259,095 common shares, at cost ..        (4,505,391)        (4,358,158)
                                                                  -------------      -------------
         Total Shareholders' Equity .........................        44,121,974         43,477,004
                                                                  -------------      -------------
         Total Liabilities and Shareholders' Equity .........     $ 407,591,537      $ 404,588,578
                                                                  =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                              FIRST MIDWEST FINANCIAL, INC.
                                    AND SUBSIDIARIES
                      Consolidated Statements of Income (Unaudited)

                                                                 Three Months Ended
                                                                     December 31,
                                                                1997             1996
                                                            -----------      -----------
Interest and Dividend Income:
    Loans receivable ..................................     $ 5,751,832      $ 5,550,790
    Securities available for sale .....................       2,045,425        1,657,640
    Dividends on FHLB stock ...........................          97,477           97,499
                                                            -----------      -----------
         Total interest and dividend income ...........       7,894,734        7,305,929
                                                            -----------      -----------
Interest Expense:
    Deposits ..........................................       3,222,795        2,950,598
    FHLB advances and other borrowings ................       1,489,844        1,338,195
                                                            -----------      -----------
         Total interest expense .......................       4,712,639        4,288,793
                                                            -----------      -----------
Net interest income ...................................       3,182,095        3,017,136
    Provision for loan losses .........................          35,000           30,000
                                                            -----------      -----------
Net interest income after provision for loan losses ...       3,147,095        2,987,136
                                                            -----------      -----------
Noninterest income:
    Loan fees and service charges .....................         328,208          333,687
    Gain on sale of securities available for sale, net          114,139             --
    Gain (loss) on sales of foreclosed real estate, net          (6,513)            --
    Brokerage commissions .............................          14,251           22,998
    Other income ......................................          39,012           50,970
                                                            -----------      -----------
         Total noninterest income .....................         489,097          407,655
                                                            -----------      -----------
Noninterest expense:
    Employee compensation and benefits ................       1,158,707        1,036,579
    Occupancy and equipment expense ...................         287,196          224,421
    SAIF deposit insurance premium ....................          35,567           95,710
    Data processing expense ...........................          83,010           78,281
    Other expense .....................................         389,571          378,354
                                                            -----------      -----------
         Total noninterest expense ....................       1,954,051        1,813,345
                                                            -----------      -----------
Income before income taxes ............................       1,682,141        1,581,446
    Income tax expense ................................         693,086          628,230
                                                            -----------      -----------
Net income ............................................     $   989,055      $   953,216
                                                            ===========      ===========
Earnings Per Share (see Note 2):
     Basic ............................................     $       .38      $       .34
                                                            ===========      ===========
     Diluted ..........................................     $       .36      $       .33
                                                            ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                 FIRST MIDWEST FINANCIAL, INC.
                                                        AND SUBSIDIARIES
                             Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                          For the Three Months Ended December 31, 1997



                                                                                                   Net             Unearned
                                                                                                Unrealized         Employee
                                                                                               Appreciation          Stock
                                                             Additional                       on Securities        Ownership
                                             Common           Paid-In          Retained       Available for           Plan
                                              Stock           Capital          Earnings      Sale, Net of Tax        Shares
                                          ------------     ------------      ------------      ------------     ------------
Balance at September 30, 1997 .......     $     29,580     $ 20,984,754      $ 26,427,657      $    960,371     $   (567,200)

7,470 common shares committed
to be released under the ESOP .......             --            106,156              --                --             49,800

Cash dividends declared on
common stock ($0.12 per share) ......             --               --            (323,027)             --               --

Net change in unrealized appreciation
on securities available for sale,
net of tax of $28,805 ...............             --               --                --              44,927             --

Purchase of 11,800 common
shares of treasury stock ............             --               --                --                --               --

Exchange of 715 common shares
upon exercise of stock options ......             --               --                --                --               --

Issuance of 5,500 common
shares from treasury stock due
to exercise of stock options ........             --            (74,708)             --                --               --

Net income for the three months
ended December 31, 1997 .............             --               --             989,055              --               --
                                          ------------     ------------      ------------      ------------     ------------

Balance at December 31, 1997 ........     $     29,580     $ 21,016,202      $ 27,093,685      $  1,005,298     $   (517,400)
                                          ============     ============      ============      ============     ============

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Three Months Ended December 31, 1997
                                  (continued)


                                                               Total
                                             Treasury       Shareholders'
                                               Stock           Equity
                                          ------------      ------------
Balance at September 30, 1997 .......     $ (4,358,158)     $ 43,477,004

7,470 common shares committed
to be released under the ESOP .......             --             155,956

Cash dividends declared on
common stock ($0.12 per share) ......             --            (323,027)

Net change in unrealized appreciation
on securities available for sale,
net of tax of $28,805 ...............             --              44,927

Purchase of 11,800 common
shares of treasury stock ............         (243,950)         (243,950)

Exchange of 715 common shares
upon exercise of stock options ......          (14,658)          (14,658)

Issuance of 5,500 common
shares from treasury stock due
to exercise of stock options ........          111,375            36,667

Net income for the three months
ended December 31, 1997 .............             --             989,055
                                          ------------      ------------

Balance at December 31, 1997 ........     $ (4,505,391)     $ 44,121,974
                                          ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                                           FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)

                                                                                   Three Months Ended December 31,
                                                                                        1997              1996
                                                                                   ------------      ------------
Cash flows from operating activities:
    Net income ...............................................................     $    989,055      $    953,216
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net ..........................          254,745           222,446
      Provision for loan losses ..............................................           35,000            30,000
      Gain on sales of securities available for sale, net ....................         (114,139)             --
      Loss on sales of real estate owned, net ................................            6,513              --
      Net change in accrued interest receivable ..............................         (418,506)         (349,303)
      Net change in other assets .............................................          367,631           184,833
      Net change in accrued interest payable .................................          (82,416)          (22,907)
      Net change in accrued expenses and other liabilities ...................        1,082,652          (318,581)
                                                                                   ------------      ------------
              Net cash from operating activities .............................        2,120,535           699,704
                                                                                   ------------      ------------
Cash flows from investing activities:
    Purchase of securities available for sale ................................       (9,992,083)       (1,024,000)
    Proceeds from sales of securities available for sale .....................          322,564              --
    Proceeds from maturities of securities available for sale ................       11,000,000        16,893,776
    Proceeds from principal repayment of mortgage-backed securities ..........        2,897,271         1,750,045
    Net change in loans receivable ...........................................        2,436,156         2,880,568
    Loans purchased ..........................................................       (2,447,787)       (3,370,130)
    Proceeds from sales of foreclosed real estate ............................           78,643            24,126
    Purchase of premises and equipment, net ..................................          (88,479)         (514,979)
                                                                                   ------------      ------------
              Net cash from investing activities .............................        4,206,285        16,639,406
                                                                                   ------------      ------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
     NOW and money market demand accounts ....................................        4,204,873           283,365
    Net change in other time deposits ........................................        9,027,268        (1,076,965)
    Proceeds from advances from Federal Home Loan Bank .......................       17,000,000        25,000,000
    Payments of advances from Federal Home Loan Bank .........................      (26,353,060)      (41,252,798)
    Net change in securities sold under agreements to repurchase .............          258,334              --
    Net change in other borrowings ...........................................       (2,900,000)       (1,400,000)
    Net change in advances from borrowers for taxes and insurance ............           91,533            80,268
    Cash dividends paid ......................................................         (323,027)         (262,178)
    Proceeds from exercise of stock options ..................................           22,009            34,375
    Purchase of treasury stock ...............................................         (243,950)         (614,507)
                                                                                   ------------      ------------
              Net cash from financing activities .............................          783,980       (19,208,440)
                                                                                   ------------      ------------
Net change in cash and cash equivalents ......................................        7,110,800        (1,869,330)
Cash and cash equivalents at beginning of period .............................       12,852,426        14,628,652
                                                                                   ------------      ------------
Cash and cash equivalents at end of period ...................................     $ 19,963,226      $ 12,759,322
                                                                                   ============      ============
Supplemental disclosure of non-cash investing and financing activities:
    Loans transferred to foreclosed real estate ..............................     $  1,455,067              --

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
             Notes to consolidated Financial Statements (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal"), Security State Bank ("Security"), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair  presentation  of the results for the periods  reported  have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1997.

2.       EARNINGS PER SHARE

         Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

         A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended December 31, 1997 and 1996 is presented below.

                                                           Three Months Ended
                                                              December 31,
                                                       -------------------------
                                                           1997           1996
                                                       ----------     ----------
Earnings Per Share:
       Net Income ................................     $  989,055     $  953,216
                                                       ==========     ==========

       Weighted average common shares
         outstanding .............................      2,612,612      2,797,491
                                                       ==========     ==========

            Earnings Per Share ...................     $     0.38     $     0.34
                                                       ==========     ==========

Earnings Per Share Assuming Dilution:
       Net Income ................................     $  989,055     $  953,216
                                                       ==========     ==========

       Weighted average common shares
         outstanding .............................      2,612,612      2,797,491
       Add:  dilutive effects of assumed
         exercises of stock options ..............        160,711        126,248
                                                       ----------     ----------
       Weighted average common and dilutive
         potential common shares outstanding .....      2,773,323      2,923,739
                                                       ==========     ==========

            Earnings Per Share Assuming Dilution .     $     0.36     $     0.33
                                                       ==========     ==========



         On November 25, 1996, the Company declared a 50% stock dividend payable on January 2, 1997 to stockholders of record December 16, 1996. The stock dividend is reflected in the balance sheet, and dividend and earnings per share data has been restated for all prior reported periods.


3.       COMMITMENTS

         At December 31, 1997 and September 30, 1997, the Company had outstanding commitments to originate and purchase loans totaling $27.7 million and $15.8 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 1997, compared to September 30, 1997, and the consolidated results of operations for the three months ended December 31, 1997, compared to the same period in 1997. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1997.

FINANCIAL CONDITION

Total assets increased by $3.0 million, or .74%, from $404.6 million at September 30, 1997, to $407.6 million at December 31, 1997. The increase is primarily attributable to an increase in the Company's balance of cash and cash equivalents due to an increase in deposit balances and a decrease in the portfolio of securities available for sale.

Cash and cash equivalents increased $7.1 million, or 55.3%, to $20.0 million at December 31, 1997, from $12.9 million at September 30, 1997. The increase was due to funds received as a result of retail deposit growth and funds received from securities available for sale that were called during the period. The increased balance in cash and cash equivalents is expected to be used to fund loan commitments, to purchase securities available for sale and to repay borrowings.

The portfolio of securities available for sale decreased $4.0 million, or 3.5%, to $112.0 million at December 31, 1997, from $116.0 million at September 30, 1997. The decrease is the result of securities sold and called, and principal repayments received on mortgage-backed securities in amounts that exceeded purchases made during the period.

The portfolio of net loans receivable decreased by $1.4 million, or .56%, to $253.2 million at December 31, 1997, from $254.6 million at September 30, 1997. The decrease in loan receivables was partly due to repayments on residential and commercial real estate loans in amounts greater than originations and purchases made and, in addition, to the transfer of loans to foreclosed real estate during the period.

Deposit balances increased by $13.2 million, or 5.4%, to $259.3 million at December 31, 1997, from $246.1 million at September 30, 1997. The increase in deposit balances resulted from increases in all areas of retail deposits, including checking accounts, savings accounts, money market accounts and certificates of deposit, which increased $3.4 million, $624,000, $221,000 and $9.0 million, respectively, between the comparable periods. A significant portion of the deposit growth resulted from the Company's continued emphasis on enhancement of its retail customer base in the Des Moines, Iowa market area.

The balance in advances from the Federal Home Loan Bank of Des Moines decreased by $9.4 million, or 8.7%, to $98.1 million at December 31, 1997 from $107.4 million at September 30, 1997. The decrease in FHLB advances reflects the repayment of borrowings from the proceeds of securities called during the period and funds received as a result of deposit growth.

Other borrowings, consisting of short-term borrowings from the Federal Reserve Bank, were repay in full during the period, resulting in a reduction of $2.9 million. These borrowings had been used primarily to fund seasonal loans to agricultural customers, which were generally repaid during the period.

Total shareholders' equity increased by $645,000, or 1.5%, to $44.1 million at December 31, 1997 from $43.5 million at September 30, 1997. The increase in shareholder's equity was due primarily to earnings during the period, the effect of which was partially offset by the purchase of treasury stock and the payment of a cash dividend to shareholders.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 1997 totaled $3.0 million, which reflects a decrease of $294,000, or 8.9%, from the $3.3 million balance at September 30, 1997. At December 31, 1997, non-performing assets included eleven non-accrual mortgage loans with an aggregate outstanding balance of $564,000 million, and sixty-six non-accrual consumer and commercial business loans with an aggregate outstanding balance of $929,000. In addition, non-performing assets at December 31, 1997 included real estate owned and other repossessed assets totaling $1.5 million compared to $156,000 at September 30, 1997. The increase in real estate owned primarily results from the transfer to foreclosed real estate of a commercial real estate participation loan in the amount of $1.3 million secured by a 104 unit apartment complex located in Madison, Wisconsin. The Company has a 58% participation interest in this property, which is being marketed for sale.

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

The Company establishes its provision for possible loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of non-performing loans, the composition of its loan portfolio and the general economic environment within which the Bank and its borrowers operate. As a result of this analysis, the Company has established an allowance for loan losses at December 31, 1997, of $2.1 million. The allowance represents approximately 68.0% of the total non-performing assets at December 31, 1997.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:


                                                           (In Thousands)
     Balance, September 30, 1997                               $ 2,379
           Charge-offs                                              39
           Transfers to real estate owned                          328
           Recoveries                                                5
           Additions charged to operations                          35
                                                              --------

     Balance, December 31, 1997                                $ 2,052
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


RESULTS OF OPERATIONS

General. Net income for the three months ended December 31, 1997 increased $36,000, or 3.8%, to $989,000 from $953,000 during the same period in 1996. The increase in net income is due to an increase in net interest income as a result of higher balances in average net earning assets during 1997 compared to the same period the previous year. In addition, noninterest income increased during the 1997 period as a result of gains on sale of securities available for sale.

Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 1997 increased by $589,000, or 8.1%, to $7.89 million, compared to $7.31 million during the same period in 1996. The increase is due to a higher average balance in interest earning assets during the 1997 period compared to the previous year resulting from increased purchases of securities available for sale and the origination and purchase of loans.

Interest Expense. Total interest expense for the three months ended December 31, 1997 increased by $424,000, or 9.9%, to $4.71 million from $4.29 million during the same period in 1996. The increase in interest expense reflects a higher average balance in deposit accounts during the 1997 period due to internal growth of the deposit portfolio. In addition, the increase in interest expense for 1997 reflects increased balances of Federal Home Loan Bank advances used to fund the origination and purchase of loans and the purchase of securities available for sale.

Net Interest Income. Net interest income increased by $165,000, or 5.5%, to $3.18 million for the three months ended December 31, 1997, from $3.02 million for the same period in 1996. The increase in net interest income is due to the overall increase in net earning assets between the comparable periods, which resulted from increases in average balances held in the loan portfolio and the portfolio of securities available for sale.

Provision for Loan Losses. For the three month period ended December 31, 1997, the provision for loan losses increased $5,000, or 16.7%, to $35,000 from $30,000 for the same period in 1996. The increase reflects management's belief, based on review of historic loan losses, current economic conditions, the level of non-performing loans and other factors, that this level of provision for loan losses, and the resulting increase in the allowance for loan losses, provides an adequate reserve against potential losses from the loan portfolio.

Non-Interest Income. Non-interest income increased by $81,000, or 20.0%, to $489,000 for the three months ended December 31, 1997, from $408,000 for the same period in 1996. The increase in non-interest income reflects the gain on sales of securities available for sale, which was partially offset by a decrease in brokerage commissions as a result of a decline in sales of alternative investment products through the Company's investment brokerage subsidiary.

Non-Interest Expense. Non-interest expense increased $141,000, or 7.8%, to $1.95 million for the three months ended December 31, 1997, from $1.81 million for the same period in 1996. The increase in non-interest expense primarily reflects the operation of an additional office facility that opened for operation in Des Moines, Iowa during 1997. The increase was partially offset by the effect of reduced deposit insurance premiums during 1997.

Income Tax Expense. Income tax expense increased $65,000, or 10.3%, to $693,000 for the three months ended December 31, 1997, from $628,000 for the same period in 1996. The increase is due to the higher level of taxable income between the comparable periods.


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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at December 31, 1997 and September 30, 1997, were 11.8% and 9.8%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity and to meet operating expenses. At December 31, 1997, the Company had commitments to originate and purchase loans totalling $27.7 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at December 31, 1997 which, at that date, exceeded the capital adequacy requirements:

                                                                                             Minimum
                                                                                           Requirement
                                                                   Minimum                  To Be Well
                                                                 Requirement             Capitalized Under
                                                                 For Capital             Prompt Corrective
                                           Actual              Adequacy Purposes         Action Provisions
                                   -------------------       -------------------       ---------------------
                                   Amount          %         Amount          %         Amount            %
                                   ------          -         ------          -         ------            -
                                                            (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $32,013        14.3%      $17,896       8.0%        $22,370         10.0%
    Tier I (Core) Capital (to
      risk weighted assets)        $30,545        13.7%      $ 8,948       4.0%        $13,422          6.0%
    Tier I (Core) Capital (to
      adjusted total assets)       $30,545         8.4%      $10,901       3.0%            N/A          N/A
    Tangible Capital (to
      adjusted total assets)       $30,545         8.4%      $ 5,451       1.5%            N/A          N/A
    Tier I (Core) Capital
      (to average assets)          $30,545         8.4%      $14,492       4.0%        $18,115          5.0%

Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at December 31, 1997 which, at that date, exceeded the capital adequacy requirements:

                                                                                             Minimum
                                                                                           Requirement
                                                                   Minimum                  To Be Well
                                                                 Requirement             Capitalized Under
                                                                 For Capital             Prompt Corrective
                                           Actual              Adequacy Purposes         Action Provisions
                                   -------------------       -------------------       ---------------------
                                   Amount        %            Amount       %           Amount           %
                                   ------        -            ------       -           ------           -
                                                             (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $3,837      14.9%          $2,067      8.0%          $2,584         10.0%
    Tier I Capital (to risk
      weighted assets)             $3,512      13.6%          $1,033      4.0%          $1,550          6.0%
    Tier I Capital
      (to average assets)          $3,512      10.2%          $1,372      4.0%          $1,715          5.0%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 1997, First Federal and Security exceeded minimum requirements for the well-capitalized category.


The Year 2000 Issue

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem will affect virtually every computer operation in some way by the rollover of the two digit value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has established a process for evaluating and managing the risks associated with this issue. An assessment of the Year 2000 compliance of the Company's computer systems has been completed. No areas of material concern were identified as a result of this assessment. The Company is requiring its computer systems and software vendors to represent that their products are, or will be, Year 2000 compliant, and has planned a program for testing of compliance. The financial impact to the Company and its financial position or results of operations can be not be estimated as of December 31, 1997.

Part I.  Financial Information
Item 3. Quantitative and Qualitative Disclosure About Market Risk


Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments.

The Company currently focuses lending efforts toward originating and purchasing competitively priced adjustable-rate loan products and fixed-rate loan products with relatively short terms to maturity, generally 15 years or less. This allows the Company to maintain a portfolio of loans which will be sensitive to changes in the level of interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans.

The Company's primary objective for its investment portfolio is to provide the liquidity necessary to meet loan funding needs. This portfolio is used in the ongoing management of changes to the Company's asset/liability mix, while contributing to profitability through earnings flow. The investment policy generally calls for funds to be invested among various categories of security types and maturities based upon the Company's need for liquidity, desire to achieve a proper balance between minimizing risk while maximizing yield, the need to provide collateral for borrowings, and to fulfill the Company's asset/liability management goals.

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are generally influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

The Company emphasizes and promotes its savings, money market, demand and NOW accounts and, subject to market conditions, certificates of deposit with maturities of six months through five years, principally from its primary market area. The savings and NOW accounts tend to be less susceptible to rapid changes in interest rates.

In managing its asset/liability mix, the Company, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. The Company has established limits, which may change from time to time, on the level of acceptable interest rate risk. There can be no assurance, however, that in the event of an adverse change in interest rates the Company's efforts to limit interest rate risk will be successful.

Net Portfolio Value The Company uses a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Management of the Company's assets and liabilities is performed within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

Presented below, as of December 31, 1997, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

                                      At December 31, 1997
         ----------------------------------------------------------------------------
         Change in Interest Rate         Board Limit
              (Basis Points)               % Change         $ Change         % Change
         -------------------               --------         --------         --------
                                                      (Dollars in Thousands)
                  +200 bp                   (40)%           $( 8,320)         (19.2%)
                  +100 bp                   (25)             ( 4,278)           (9.8)
                     0 bp                     -                   -                -
                 - 100 bp                   (10)               4,632            10.7
                 - 200 bp                   (15)               9,603            22.1



Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in calculating the tables. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:                                           None

              (b) Reports on Form 8-K:

                   First Midwest filed Form 8-K dated November 24, 1997 to report an increase in the Company's regular quarterly cash dividend.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST MIDWEST FINANCIAL, INC.




Date:  February 12, 1998         By:    /s/ James S. Haahr
                                        ------------------
                                        James S. Haahr, Chairman of the Board,
                                        President and Chief Executive Officer



Date:  February 12, 1998         By:    /s/ Donald J. Winchell
                                        ----------------------
                                        Donald J. Winchell, Vice President,
                                        Treasurer and Chief Financial Officer