Form 10-Q
period 1998-03-31
FIRST MIDWEST FINANCIAL INC
filed 1998-05-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Class:                                   Outstanding at March 31, 1998:
Common Stock, $.01 par value                         2,646,471 Common Shares

Transitional Small Business Disclosure Format:   Yes [   ]  No [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX





Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at March 31, 1998 and September 30, 1997

                  Consolidated Statements of Income for the
                    Three Months and Six Months Ended March 31,
                    1998 and 1997

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Six Months Ended March 31, 1998

                  Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 1998 and 1997

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk


Part II.  Other Information


      Signatures

Part I.  Financial Information
Item 1. Financial Statements

                                    FIRST MIDWEST FINANCIAL, INC.
                                           AND SUBSIDIARIES
                               Consolidated Balance Sheets (Unaudited)

                                                                  March 31, 1998  September 30, 1997
                                                                  -------------      -------------
Assets

Cash and cash equivalents ...................................     $  14,540,187      $  12,852,426
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value) ...............           200,000            200,000
Securities available for sale, amortized cost of
  $121,606,384 and $114,456,661 .............................       122,808,205        115,985,045
Loans receivable - net of allowances of $3,522,028
  and $2,379,091 ............................................       247,210,118        254,640,971
Foreclosed assets, net ......................................         1,555,109            156,300
Accrued interest receivable .................................         4,296,395          5,366,109
Federal Home Loan Bank stock, at cost .......................         5,635,500          5,629,300
Premises and equipment, net .................................         4,109,753          4,176,311
Excess of cost over net assets acquired .....................         4,680,281          4,862,747
Other assets ................................................           381,689            719,369
                                                                  -------------      -------------
         Total Assets .......................................     $ 405,417,237      $ 404,588,578
                                                                  =============      =============
Liabilities and Shareholders' Equity

                  Liabilities
Deposits ....................................................     $ 264,084,287      $ 246,115,698
Advances from Federal Home Loan Bank ........................        92,570,043        107,426,225
Securities sold under agreements to repurchase ..............         2,968,334          1,800,000
Other borrowings ............................................              --            2,900,000
Advances from borrowers for taxes and insurance .............           486,160            449,487
Accrued interest payable ....................................           896,813          1,065,746
Other liabilities ...........................................         2,274,984          1,354,418
                                                                  -------------      -------------
         Total Liabilities ..................................       363,280,621        361,111,574
                                                                  -------------      -------------

                  Shareholders' Equity

Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding .....................................              --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,957,999 shares issued and 2,646,471 shares
  outstanding at March 31, 1998;
  2,957,999 shares issued and 2,698,904
  shares outstanding at September 30, 1997 ..................            29,580             29,580
Additional paid-in capital ..................................        21,100,192         20,984,754
Retained earnings - substantially restricted ................        26,260,704         26,427,657
Net unrealized appreciation on securities available for sale,
  net of tax of $447,858 and $568,013 .......................           753,963            960,371
Unearned Employee Stock Ownership Plan shares ...............          (467,175)          (567,200)
Treasury stock, 311,528 and 259,095 common shares, at cost ..        (5,540,648)        (4,358,158)
                                                                  -------------      -------------
         Total Shareholders' Equity .........................        42,136,616         43,477,004
                                                                  -------------      -------------
         Total Liabilities and Shareholders' Equity .........     $ 405,417,237      $ 404,588,578
                                                                  =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                              FIRST MIDWEST FINANCIAL, INC.
                                                    AND SUBSIDIARIES
                                      Consolidated Statements of Income (Unaudited)

                                                                 Three Months Ended              Six Months Ended
                                                                      March 31,                       March 31,
                                                                1998            1997            1998           1997
                                                            -----------      ----------     -----------     -----------
Interest and Dividend Income:
    Loans receivable ..................................     $ 5,700,185      $5,399,175     $11,452,017     $10,949,965
    Securities available for sale .....................       2,051,050       1,387,852       4,096,475       3,045,493
    Dividends on Federal Home Loan Bank stock .........          88,546          95,068         186,023         192,567
                                                            -----------      ----------     -----------     -----------
         Total interest and dividend income ...........       7,839,781       6,882,095      15,734,515      14,188,025
                                                            -----------      ----------     -----------     -----------
Interest Expense:
    Deposits ..........................................       3,265,793       2,877,640       6,488,588       5,828,238
    Other borrowings ..................................       1,356,978       1,096,345       2,846,822       2,434,540
                                                            -----------      ----------     -----------     -----------
         Total interest expense .......................       4,622,771       3,973,985       9,335,410       8,262,778
                                                            -----------      ----------     -----------     -----------
Net interest income ...................................       3,217,010       2,908,110       6,399,105       5,925,247
    Provision for loan losses .........................       1,545,000          30,000       1,580,000          60,000
                                                            -----------      ----------     -----------     -----------
Net interest income after provision for loan losses ...       1,672,010       2,878,110       4,819,105       5,865,247
                                                            -----------      ----------     -----------     -----------
Non-interest income:
    Loan fees and service charges .....................         281,097         231,643         609,305         565,330
    Gain on sales of securities available for sale, net         108,786            --           222,925            --
    Brokerage commissions from subsidiary .............          29,817          14,370          44,068          37,368
    Other .............................................          40,679         137,417          73,178         188,387
                                                            -----------      ----------     -----------     -----------
         Total non-interest income ....................         460,379         383,430         949,476         791,085
                                                            -----------      ----------     -----------     -----------
Non-interest expense:
    Compensation and benefits .........................       1,146,330       1,032,970       2,305,037       2,069,549
    Occupancy and equipment ...........................         277,406         276,919         564,602         501,340
    Federal deposit insurance .........................          38,523          37,712          74,090         133,422
    Data processing ...................................          89,740          81,633         172,750         159,914
    Other .............................................         396,264         400,556         785,835         778,910
                                                            -----------      ----------     -----------     -----------
         Total non-interest expense ...................       1,948,263       1,829,790       3,902,314       3,643,135
                                                            -----------      ----------     -----------     -----------
Income before income taxes ............................         184,126       1,431,750       1,866,267       3,013,197
    Income tax expense ................................         697,310         582,211       1,390,396       1,210,441
                                                            -----------      ----------     -----------     -----------
Net income ............................................     $  (513,184)     $  849,539     $   475,871     $ 1,802,756
                                                            ===========      ==========     ===========     ===========
Earnings Per Share (see Note 2):
    Basic .............................................     $      (.20)     $      .31     $       .18     $       .65
                                                            ===========      ==========     ===========     ===========
    Diluted ...........................................     $      (.19)     $      .29     $       .17     $       .62
                                                            ===========      ==========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                           FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                       Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                      For the Six Months Ended March 31, 1998

                                                                                           Net          Unearned
                                                                                        Unrealized       Employee
                                                                                      Appreciation        Stock
                                                        Additional                    on Securities     Ownership
                                           Common        Paid-In          Retained     Available for       Plan
                                           Stock         Capital          Earnings    Sale, Net of Tax     Shares
                                          -------     ------------      ------------      ---------      ---------
Balance at September 30, 1997 .......     $29,580     $ 20,984,754      $ 26,427,657      $ 960,371      $(567,200)

15,000 common shares committed
to be released under the ESOP .......        --            224,578              --             --          100,025

Cash dividends declared on
common stock - $0.24 per share ......        --               --            (642,824)          --             --

Net change in unrealized appreciation
on securities available for sale,
net of tax of ($120,155) ............        --               --                --         (206,408)          --

Purchase of 59,000 common
shares of  treasury stock ...........        --               --                --             --             --

Exchange of 1,033 common shares
upon exercise of stock options ......        --               --                --             --             --

Issuance of 7,600 common
shares from treasury stock due
to exercise of stock options ........        --           (109,140)             --             --             --

Net income for the six months
ended March 31, 1998 ................        --               --             475,871           --             --
                                          -------     ------------      ------------      ---------      ---------

Balance at March 31, 1998 ...........     $29,580     $ 21,100,192      $ 26,260,704      $ 753,963      $(467,175)
                                          =======     ============      ============      =========      =========

                                                               Total
                                            Treasury        Shareholders'
                                              Stock           Equity
                                          -----------      ------------
Balance at September 30, 1997 .......     $(4,358,158)     $ 43,477,004

15,000 common shares committed
to be released under the ESOP .......            --             324,603

Cash dividends declared on
common stock - $0.24 per share ......            --            (642,824)

Net change in unrealized appreciation
on securities available for sale,
net of tax of ($120,155) ............            --            (206,408)

Purchase of 59,000 common
shares of  treasury stock ...........      (1,320,325)       (1,320,325)

Exchange of 1,033 common shares
upon exercise of stock options ......         (21,972)          (21,972)

Issuance of 7,600 common
shares from treasury stock due
to exercise of stock options ........         159,807            50,667

Net income for the six months
ended March 31, 1998 ................            --             475,871
                                          -----------      ------------

Balance at March 31, 1998 ...........     $(5,540,648)     $ 42,136,616
                                          ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                           FIRST MIDWEST FINANCIAL, INC.
                                                 AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Six Months Ended March 31,
                                                                                        1998              1997
                                                                                   ------------      ------------
Cash flows from operating activities:
    Net income ...............................................................     $    475,871      $  1,802,756
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net ..........................          652,563           516,258
      Provision for loan losses ..............................................        1,580,000            60,000
      Gain on sales of securities available for sale, net ....................         (179,131)             --
      Loss on sales of real estate owned, net ................................           11,093              --
      Net change in accrued interest receivable ..............................        1,069,715         1,057,885
      Net change in other assets .............................................          337,680          (154,334)
      Net change in accrued interest payable .................................         (168,933)           (4,194)
      Net change in accrued expenses and other liabilities ...................        1,040,788        (1,203,768)
                                                                                   ------------      ------------
              Net cash from operating activities .............................        4,819,646         2,074,603
                                                                                   ------------      ------------

Cash flows from investing activities:
    Purchase of securities available for sale ................................      (21,463,483)      (27,001,598)
    Purchase of Federal Home Loan Bank stock .................................           (6,200)             --
    Purchase of mortgage-backed securities available for sale ................      (30,260,583)             --
    Proceeds from sales of securities available for sale .....................        6,744,732              --
    Proceeds from maturities of securities available for sale ................       31,500,000        42,168,111
    Proceeds from principal repayment of mortgage-backed securities ..........        6,526,071         3,636,436
    Net change in loans receivable ...........................................       18,085,991         4,411,600
    Loans purchased ..........................................................      (13,783,790)       (6,980,754)
    Proceeds from sales of foreclosed assets .................................          162,028            27,743
    Purchase of premises and equipment, net ..................................         (119,611)         (615,255)
                                                                                   ------------      ------------
              Net cash from investing activities .............................       (2,614,845)       15,646,283
                                                                                   ------------      ------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
     NOW and money market demand accounts ....................................        6,166,800         1,283,371
    Net change in other time deposits ........................................       11,801,789           832,129
    Proceeds from advances from Federal Home Loan Bank .......................       56,100,000        62,000,000
    Payments of advances from Federal Home Loan Bank .........................      (70,956,182)      (78,655,659)
    Net change in securities sold under agreements to repurchase .............        1,168,334          (349,918)
    Net change in other borrowings ...........................................       (2,900,000)       (1,400,000)
    Net change in advances from borrowers for taxes and insurance ............           36,673            23,997
    Cash dividends paid ......................................................         (642,824)         (523,455)
    Proceeds from exercise of stock options ..................................           28,695           335,992
    Purchase of treasury stock ...............................................       (1,320,325)       (2,095,637)
                                                                                   ------------      ------------
              Net cash from financing activities .............................         (517,040)      (18,549,180)
                                                                                   ------------      ------------
Net change in cash and cash equivalents ......................................        1,687,761          (828,294)
Cash and cash equivalents at beginning of period .............................       12,852,426        14,328,652
                                                                                   ------------      ------------
Cash and cash equivalents at end of period ...................................     $ 14,540,187      $ 13,500,358
                                                                                   ============      ============

                                           FIRST MIDWEST FINANCIAL, INC.
                                                 AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)
                                                   (continued)

                                                                                       Six Months Ended March 31,
                                                                                        1998              1997
                                                                                   ------------      ------------

Supplemental disclosure of non-cash investing and
  financing activities:
    Loans transferred to foreclosed assets ...................................     $  1,571,930              --


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

2.       EARNINGS PER SHARE

         Basic and diluted earnings per share are computed under a new accounting standard, which was effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

         A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months and six months ended March 31, 1998 and 1997 is presented below.

                                                    Three Months Ended                     Six Months Ended
                                                        March 31,                              March 31,
                                             -------------------------------         -----------------------------
                                                 1998                 1997              1998               1997
                                             -----------          ----------         ----------         ----------
Earnings Per Share:
  Numerator:
   Net Income ......................         $  (513,184)         $  849,539         $  475,871         $1,802,756
                                             ===========          ==========         ==========         ==========
  Denominator:
   Weighted average common
       shares outstanding ..........           2,589,089           2,776,352          2,600,984          2,787,038
                                             ===========          ==========         ==========         ==========

       Earnings Per Share ..........         $     (0.20)         $     0.31         $     0.18         $     0.65
                                             ===========          ==========         ==========         ==========

                                                    Three Months Ended                 Six Months Ended
                                                        March 31,                          March 31,
                                             -------------------------------     ----------------------------
                                                 1998                1997          1998               1997
                                             -----------          ----------     ----------       ----------
Earnings Per Share Assuming Dilution:
  Numerator:
   Net Income .............................. $  (513,184)       $  849,539       $  475,871       $1,802,756
                                             ===========        ==========       ==========       ==========

  Denominator:
   Weighted average common
       shares outstanding ..................   2,589,098         2,776,352        2,600,984        2,787,038
   Dilutive effects of assumed
       exercises of stock options ..........     173,534           129,732          167,425          127,541
                                             -----------        ----------       ----------       ----------
   Weighted average common and
       dilutive potential common
       shares outstanding ..................   2,762,632         2,906,084        2,768,409        2,914,579
                                             ===========        ==========       ==========       ==========

       Earnings Per Share Assuming
         Dilution .......................... $     (0.19)       $     0.29       $     0.17       $     0.62
                                             ===========        ==========       ==========       ==========


         On November 25, 1996, the Company declared a 50% stock dividend payable on January 2, 1997 to stockholders of record December 16, 1996. The stock dividend is reflected in the balance sheet, and dividend and earnings per share data has been restated for all prior reported periods.


3.       COMMITMENTS

         At March 31, 1998 and September 30, 1997, the Company had outstanding commitments to originate and purchase loans totaling $24.6 million and $15.8 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 1998, compared to September 30, 1997, and the consolidated results of operations for the three months and six months ended March 31, 1998, compared to the same periods in 1997. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1997.

FINANCIAL CONDITION

Total assets increased by $829,000, or .20%, from $404.6 million at September 30, 1997, to $405.4 million at March 31, 1998. The increase is primarily attributable to increases in the Company's balance of cash and cash equivalents and securities available for sale, which was partially offset by a decrease in net loans receivable.

Cash and cash equivalents increased $1.7 million, or 13.1%, to $14.5 million at March 31, 1998, from $12.9 million at September 30, 1997. The increase was due to funds received as a result of retail deposit growth and funds received from repayments of net loans receivable during the period. The increased balance in cash and cash equivalents is expected to be used to fund outstanding loan commitments and to repay borrowings.

The portfolio of securities available for sale increased $6.8 million, or 5.9%, to $122.8 million at March 31, 1998, from $116.0 million at September 30, 1997. The increase is the result of securities purchased during the period in an amount greater than maturities and principal repayments received on mortgage-backed securities.

The portfolio of net loans receivable decreased by $7.4 million, or 2.9%, to $247.2 million at March 31, 1998, from $254.6 million at September 30, 1997. The decrease in loan receivables was due to repayments received on residential real estate loans in an amount greater than originations and, in addition, was due to the transfer of loans to foreclosed real estate during the period.

Deposit balances increased by $18.0 million, or 7.3%, to $264.1 million at March 31, 1998, from $246.1 million at September 30, 1997. The increase in deposit balances resulted from increases in all areas of retail deposits, including checking accounts, savings accounts, money market accounts and certificates of deposit, which increased $3.1 million, $392,000, $2.7 million and $11.8 million, respectively, between the comparable periods. A significant portion of the deposit growth resulted from the Company's continued emphasis on enhancement of its retail customer base in the Des Moines, Iowa market area.

The balance in advances from the Federal Home Loan Bank of Des Moines decreased by $14.9 million, or 13.8%, to $92.6 million at March 31, 1998 from $107.4 million at September 30, 1997. The decrease in FHLB advances reflects the repayment of borrowings from the proceeds of loan repayments and from funds received as a result of deposit growth.

Other borrowings, consisting of short-term borrowings from the Federal Reserve Bank, were repaid in full during the period, resulting in a reduction of $2.9 million. These borrowings had been used primarily to fund seasonal loans to agricultural customers, which were generally repaid during the period.

Total shareholders' equity decreased by $1.3 million, or 3.1%, to $42.1 million at March 31, 1998 from $43.5 million at September 30, 1997. The decrease in shareholder's equity was due to the purchase of treasury stock and the payment of cash dividends to shareholders that more than offset earnings during the period.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

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

The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at March 31, 1998.

                                                     Loans Delinquent For:
                                            30-59 Days                    60-89 Days              90 Days and Over
                                 ----------------------------    --------------------------   ------------------------
                                                      Percent                      Percent                         Percent
                                                        of                           of                              of
                                 Number    Amount    Category   Number   Amount   Category    Number     Amount    Category
                                 ------    ------    --------   ------   ------   --------    ------     ------    --------
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family ........      48     $ 2,083      2.94%      14     $  480       .68%      12     $  531         .75%
  Commercial and multi-family       7       6,912      6.92        3      1,506      1.51        2        779         .78
  Agricultural real estate ..       3         377      3.20       --         --        --        2        214        1.82
Consumer ....................      87         714      2.62       21         89       .33       19         96         .35
Agricultural operating ......      70       5,099     14.25        3         18       .05       38      1,186        3.31
Commercial business .........      19         267      1.33        1          3       .01       10        433        2.16
                                  ---     -------                 --     ------                 --     ------
    Total ...................     234     $15,452      5.82%      42     $2,096       .79%      83     $3,239        1.22%
                                  ===     =======                 ==     ======                 ==     ======

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                                   March 31, 1998      September 30, 1997
                                                   --------------     ------------------
                                                          (Dollars in Thousands)
Non-accruing loans:
     One-to four family .......................        $  531                 $  444
     Commercial and multi-family ..............           779                  1,692
     Agricultural real estate .................           214                   --
     Consumer .................................            96                    246
     Agricultural operating ...................         1,186                    289
     Commercial business ......................           433                    204
                                                       ------                 ------
       Total ..................................         3,239                  2,875
     Less: Allowance for loan losses ..........           312                   --
                                                       ------                 ------
       Total non-accruing loans ...............         2,927                  2,875
                                                       ------                 ------

Accruing loans delinquent
  90 days or more(1) ..........................          --                      282
                                                       ------                 ------
       Total non-performing loans .............         2,927                  3,157
                                                       ------                 ------

Foreclosed assets:
     One- to four family ......................           144                     85
     Commercial real estate ...................         1,384                     67
     Consumer .................................            23                   --
     Commercial business ......................             4                      4
                                                       ------                 ------
       Total ..................................         1,555                    156
                                                       ------                 ------

Total non-performing assets ...................        $4,482                 $3,313
                                                       ======                 ======

Total as a percentage of total assets .........          1.11%                   .82%
                                                       ======                 ======


(1) These loans were acquired by the company in connection with the acquisition of Security State Bank.

For the six months ended March 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $178,000, of which none was included in interest income.

Other Loans of Concern. At March 31, 1998, there were loans totaling $8.2 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of four commercial real estate loans totaling $6.2 million, three commercial business loans totaling $999,000 and two agricultural operating loans totaling $985,000.

Included in the $6.2 million of commercial real estate loans of concern at March 31, 1998, was a $3.9 million loan secured by four nursing homes located in Minnesota, a $1.2 million loan secured by a tax subsidized apartment complex in Mt. Pleasant, Wisconsin and a $811,000 loan secured by an apartment complex in Madison, Wisconsin. At March 31, 1998, the nursing home loan was 51 days delinquent. The delinquency was attributable to internal control weaknesses that caused a disruption in cash flows. The borrower has corrected these weaknesses, is paying as agreed at a default interest rate and is in the process of bringing the loan current.

The $1.2 million tax subsidized apartment complex was delinquent 30 days due to tight cash flow resulting from lower than projected occupancy rates. A new project management company has been hired, which is expected to increase occupancy rates and enhance cash flow. The $811,000 apartment complex loan was delinquent 59 days due to decreased occupancy rates resulting from lack of management oversight. The borrower has focused on correcting these problems and occupancy rates have subsequently increased to a level that will support the property's current debt service.

Classified Assets. Federal regulations provide for the classification of loans and other assets as "substandard", "doubtful" or "loss", based on the level of weakness determined to be inherent in the collection of the principal and interest. When loans are classified as either substandard or doubtful, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. When assets are classified as loss, the Company is required either to establish a specific allowance for loan losses equal to 100% of that portion of the loan so classified, or to charge-off such amount. The Company's determination as to the classification of its loans and the amount of its valuation allowances are subject to review by its regulatory authorities, who may require the establishment of additional general or specific loss allowances.

On the basis of management's review of its loans and other assets, at March 31, 1998, the Company had classified a total of $5.7 million of its assets as substandard, $709,000 as doubtful and $313,000 as loss.

Allowance for Loan Losses. The Company establishes its provision for possible loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of non-performing loans, the composition of its loan portfolio and the general economic environment within which the Bank and its borrowers operate.

During the quarter ended March 31, 1998, the Company determined that an agricultural loan officer located in a subsidiary branch office had, through abuse of position and misrepresentation to management, authorized the disbursement of funds on loans for which collateral was inadequate. In addition, the possibility of fraud exists related to self-dealing by the loan officer in the disbursement of loan proceeds to persons and entities which the loan officer was affiliated. This mismanagement and possible fraud was discovered as a result of the Company's routine internal audit procedures. The loan officer involved is no longer with the Company. The Company has contacted authorities, and an investigation is in process at this time.

A thorough review was performed by the Company of the accounts in which the loan officer was involved. Management believes it has identified all loans for which material weaknesses exist and has classified these loans accordingly. Based on the resulting increase in classified assets, management considered it prudent to increase the allowance for loan losses through an additional charge to the provision for loan losses in the amount of $1.5 million. Future recoveries are dependent on the ultimate resolution of weaknesses found in the loans and any insurance proceeds that may be received.

At March 31, 1998, the Company has established an allowance for loan losses totaling $3.5 million. The allowance represents approximately 78.6% of the total non-performing assets at March 31, 1998.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                                 (In Thousands)

     Balance, September 30, 1997                                     $ 2,379
           Charge-offs                                                  (126)
           Transfers to real estate owned                               (328)
           Recoveries                                                     17
           Additions charged to operations                             1,580
                                                                    --------

     Balance, March 31, 1998                                         $ 3,522
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


RESULTS OF OPERATIONS

General. For the three months ended March 31, 1998, the Company recorded a loss of $513,000 compared to net income of $850,000 for the same period in 1997. For the six months ended March 31, 1998, net income was $476,000 compared to $1.8 million for the same period in 1997. The decrease for both periods reflects a non-recurring charge to provision for loan losses in the amount of $1.5 million related to a determination by management that the Company's allowance for loan losses should be increased as a result of mismanagement and possible fraud by one loan officer who is no longer with the Company. For the three months and six months ended March 31, 1998, excluding the charge to provision for loan losses, net income was $987,000 and $2.0 million, respectively.

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 1998 increased by $958,000, or 13.9%, to $7.84 million, compared to $6.88 million during the same period in 1997. For the six months ended March 31, 1998, interest and dividend income increased by $1.55 million, or 10.9%, to $15.73 million from $14.19 million during 1997. The increase for both periods is due to higher average balances in interest earning assets during the 1998 periods compared to the previous year as a result of the increased origination and purchase of loans and increased purchases of securities available for sale.

Interest Expense. Total interest expense for the three months ended March 31, 1998 increased by $649,000, or 16.3%, to $4.62 million from $3.97 million during the same period in 1997. For the six months ended March 31, 1998, interest expense increased $1.07 million, or 13.0%, to $9.34 million from $8.26 million for the same period in 1997. The increase in interest expense for both periods reflects a higher average balance in deposit accounts during the 1998 periods due to internal growth of the deposit portfolio. In addition, the increase in interest expense for 1998 reflects increased balances of Federal Home Loan Bank advances used to fund the origination and purchase of loans and the purchase of securities available for sale.

Net Interest Income. Net interest income increased by $309,000, or 9.6%, to $3.22 million for the three months ended March 31, 1998 from $2.91 million for the same period in 1997. For the six months ended March 31, 1998, net interest income increased $474,000, or 8.0%, to $6.40 million from $5.93 million for the same period in 1997. The increase in net interest income for both periods is due to the overall increase in net earning assets between the comparable periods that resulted from increases in average balances held in the loan portfolio and the portfolio of securities available for sale.

Provision for Loan Losses. For the three month and six month periods ended March 31, 1998, the provision for loan losses was $1.55 million and $1.58 million, respectively. For the comparable periods in 1997, the provision for loan losses was $30,000 and $60,000, respectively. The increase reflects an increase in the level of classified assets and the related determination by management that the allowance for loan losses should be increased. The increase in classified assets is primarily the result of mismanagement and possible fraud by an agricultural loan officer (see "Allowance for Loan Losses").

Non-Interest Income. Non-interest income increased by $77,000, or 20.0%, to $460,000 for the three months ended March 31, 1998, from $383,000 for the same period in 1997. For the six months ended March 31, 1998, non-interest income increased $158,000, or 20%, to $949,000 from $791,000 for the same period in 1997. The increase in non-interest income for both periods reflects the higher collection of fees from the origination, purchase and prepayment of loans, an increase in brokerage commissions on the sale of alternative investment products through the Company's subsidiary, and the gain on sales of securities available for sale.

Non-Interest Expense. Non-interest expense increased $118,000, or 6.5%, to $1.95 million for the three months ended March 31, 1998, from $1.83 million for the same period in 1997. For the six months ended March 31, 1998, non-interest expense increased $259,000, or 7.1%, to $3.90 million from $3.64 million for the same period in 1997. The increase in non-interest expense for both periods primarily reflects increased costs associated with the operation of an additional office facility that opened for operation during 1997 in Des Moines, Iowa.

Income Tax Expense. Income tax expense increased $115,000, or 19.8%, to $697,000 for the three months ended March 31, 1998, from $582,000 for the same period in 1997. For the six months ended March 31, 1998, income tax expense increased $180,000, or 14.9%, to $1.39 million from $1.21 million for the comparable period in 1997. The increase for both periods is due to the higher level of taxable income between the comparable periods.

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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at March 31, 1998 and September 30, 1997, were 17.2% and 9.8%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity and to meet operating expenses. At March 31, 1998, the Company had commitments to originate and purchase loans totalling $24.6 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at March 31, 1998 which, at that date, exceeded the capital adequacy requirements:

                                                                                               Minimum
                                                                                             Requirement
                                                                    Minimum                 To Be Well
                                                                  Requirement            Capitalized Under
                                                                  For Capital            Prompt Corrective
                                          Actual                 Adequacy Purposes       Action Provisions
                                   Amount          %         Amount          %         Amount            %
                                   ------          -         ------          -         ------            -
                                                             (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $32,766        13.7%      $19,199       8.0%        $23,999         10.0%
    Tier I (Core) Capital (to
      risk weighted assets)        $30,148        12.6%      $ 9,600       4.0%        $14,399          6.0%
    Tier I (Core) Capital (to
      adjusted total assets)       $30,148         8.3%      $10,919       3.0%            N/A          N/A
    Tangible Capital (to
      adjusted total assets)       $30,148         8.3%      $ 5,460       1.5%            N/A          N/A
    Tier I (Core) Capital
      (to average assets)          $30,148         8.3%      $14,540       4.0%        $18,176          5.0%


Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at March 31, 1998 which, at that date, exceeded the capital adequacy requirements:

                                                                                                Minimum
                                                                                              Requirement
                                                                    Minimum                   To Be Well
                                                                  Requirement              Capitalized Under
                                                                  For Capital             Prompt Corrective
                                            Actual             Adequacy Purposes           Action Provisions
                                      Amount       %           Amount         %           Amount            %
                                                             (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)                $3,965     15.6%          $2,038      8.0%          $2,547       10.0%
    Tier I Capital (to risk
      weighted assets)                $3,644     14.3%          $1,019      4.0%          $1,528        6.0%
    Tier I Capital
      (to average assets)             $3,644     11.0%          $1,329      4.0%          $1,661        5.0%


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 1998, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has established a process for evaluating and managing the risks associated with this issue. An assessment of the Year 2000 compliance of the Company's computer systems has been completed. No areas of material concern were identified as a result of this assessment. The Company is requiring its computer systems and software vendors to represent that their products are, or will be, Year 2000 compliant, and has planned a program for testing of compliance. The financial impact to the Company and its financial position or results of operations cannot be estimated as of March 31, 1998.

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

Presented below, as of March 31, 1998, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

                                                     At March 31, 1998
  Change in Interest Rate       Board Limit
    (Basis Points)               % Change        $ Change         % Change
 -----------------               --------        --------         --------
                                   (Dollars in Thousands)
        +200 bp                   (40)%          $(10,467)          (22.8)%
        +100 bp                   (25)            ( 5,520)          (12.0)
           0 bp                     -                   -               -
       - 100 bp                   (10)              6,113            13.3
       - 200 bp                   (15)             12,525            27.2

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


                                           FIRST MIDWEST FINANCIAL, INC.




Date: May 14, 1998                    By:  /s/ James S. Haahr
                                           ------------------
                                           James S. Haahr,
                                           Chairman of the Board,
                                           President and Chief Executive Officer



Date: May 14, 1998                    By:  /s/ Donald J. Winchell
                                           ----------------------
                                           Donald J. Winchell, Vice President,
                                           Treasurer and Chief Financial Officer