Form 10-Q/A
period 1998-03-31
FIRST MIDWEST FINANCIAL INC
filed 1998-06-19
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140


                          FIRST MIDWEST FINANCIAL, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                      42-1406262
--------------------------------------------------------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

                      Fifth at Erie, Storm Lake, Iowa 50588
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (712) 732-4117
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes [X]     No  [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:                                   Outstanding at March 31, 1998:
Common Stock, $.01 par value                         2,646,471 Common Shares

Transitional Small Business Disclosure Format:   Yes  [  ];      No    [X]

                          FIRST MIDWEST FINANCIAL, INC.

                                   FORM 10-Q/A

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I.   Financial Information

      Item 1.  Financial Statements (unaudited):

               Consolidated Balance Sheets
                 at March 31, 1998 and September 30, 1997                    3

               Consolidated Statements of Income for the
                 Three Months and Six Months Ended March 31,
                 1998 and 1997                                               4

               Consolidated Statement of Changes in Shareholders'
                 Equity for the Six Months Ended March 31, 1998              5

               Consolidated Statements of Cash Flows for the
                 Six Months Ended March 31, 1998 and 1997                    6

               Notes to Consolidated Financial Statements                    7

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         9

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk    17


Part II.  Other Information                                                 19


      Signatures                                                            20

Part I.  Financial Information
Item 1. Financial Statements

                                 FIRST MIDWEST FINANCIAL, INC.
                                        AND SUBSIDIARIES
                            Consolidated Balance Sheets (Unaudited)

                                                                  March 31,      September 30,
                                                                    1998              1997
                                                                ------------     ------------
Assets

Cash and cash equivalents .................................     $ 14,540,187     $ 12,852,426
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value) .............          200,000          200,000
Securities available for sale, amortized cost of
  $121,606,384 and $114,456,661 ...........................      122,808,205      115,985,045
Loans receivable - net of allowances of $3,522,028
  and $2,379,091 ..........................................      247,210,118      254,640,971
Foreclosed assets, net ....................................        1,555,109          156,300
Accrued interest receivable ...............................        4,296,395        5,366,109
Federal Home Loan Bank stock, at cost .....................        5,635,500        5,629,300
Premises and equipment, net ...............................        4,109,753        4,176,311
Excess of cost over net assets acquired ...................        4,680,281        4,862,747
Other assets ..............................................          941,189          719,369
                                                                ------------     ------------
         Total Assets .....................................     $405,976,737     $404,588,578
                                                                ============     ============
Liabilities and Shareholders' Equity

                  Liabilities

Deposits ..................................................     $264,084,287     $246,115,698
Advances from Federal Home Loan Bank ......................       92,570,043      107,426,225
Securities sold under agreements to repurchase ............        2,968,334        1,800,000
Other borrowings ..........................................             --          2,900,000
Advances from borrowers for taxes and insurance ...........          486,160          449,487
Accrued interest payable ..................................          896,813        1,065,746
Other liabilities .........................................        2,274,984        1,354,418
                                                                ------------     ------------
         Total Liabilities ................................      363,280,621      361,111,574
                                                                ------------     ------------

                                 FIRST MIDWEST FINANCIAL, INC.
                                        AND SUBSIDIARIES
                            Consolidated Balance Sheets (Unaudited)
                                          (continued)

                                                                  March 31,      September 30,
                                                                    1998              1997
                                                                ------------     ------------
                  Shareholders' Equity

Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding                                               -                -
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,957,999 shares issued and 2,646,471 shares outstanding at
  March 31, 1998; 2,957,999 shares issued and 2,698,904
  shares outstanding at September 30, 1997                            29,580           29,580
Additional paid-in capital                                        21,100,192       20,984,754
Retained earnings - substantially restricted                      26,820,204       26,427,657
Net unrealized appreciation on securities available for sale,
  net of tax of $447,858 and $568,013                                753,963          960,371
Unearned Employee Stock Ownership Plan shares                      (467,175)        (567,200)
Treasury stock, 311,528 and 259,095 common shares, at cost       (5,540,648)      (4,358,158)
                                                                ------------     ------------
         Total Shareholders' Equity                               42,696,116       43,477,004
                                                                ------------     ------------
         Total Liabilities and Shareholders' Equity             $405,976,737     $404,588,578
                                                                ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                 FIRST MIDWEST FINANCIAL, INC.
                                                        AND SUBSIDIARIES
                                         Consolidated Statements of Income (Unaudited)

                                                               Three Months Ended              Six Months Ended
                                                                    March 31,                       March 31,
                                                               1998           1997            1998            1997
                                                            ----------     ----------     -----------     -----------
Interest and Dividend Income:
    Loans receivable ..................................     $5,700,185     $5,399,175     $11,452,017     $10,949,965
    Securities available for sale .....................      2,051,050      1,387,852       4,096,475       3,045,493
    Dividends on Federal Home Loan Bank stock .........         88,546         95,068         186,023         192,567
                                                            ----------     ----------     -----------     -----------
         Total interest and dividend income ...........      7,839,781      6,882,095      15,734,515      14,188,025
                                                            ----------     ----------     -----------     -----------
Interest Expense:
    Deposits ..........................................      3,265,793      2,877,640       6,488,588       5,828,238
    Other borrowings ..................................      1,356,978      1,096,345       2,846,822       2,434,540
                                                            ----------     ----------     -----------     -----------
         Total interest expense .......................      4,622,771      3,973,985       9,335,410       8,262,778
                                                            ----------     ----------     -----------     -----------
Net interest income ...................................      3,217,010      2,908,110       6,399,105       5,925,247
    Provision for loan losses .........................      1,545,000         30,000       1,580,000          60,000
                                                            ----------     ----------     -----------     -----------
Net interest income after provision for loan losses ...      1,672,010      2,878,110       4,819,105       5,865,247
                                                            ----------     ----------     -----------     -----------
Non-interest income:
    Loan fees and service charges .....................        281,097        231,643         609,305         565,330
    Gain on sales of securities available for sale, net        108,786           --           222,925            --
    Brokerage commissions from subsidiary .............         29,817         14,370          44,068          37,368
    Other .............................................         40,679        137,417          73,178         188,387
                                                            ----------     ----------     -----------     -----------
         Total non-interest income ....................        460,379        383,430         949,476         791,085
                                                            ----------     ----------     -----------     -----------
Non-interest expense:
    Compensation and benefits .........................      1,146,330      1,032,970       2,305,037       2,069,549
    Occupancy and equipment ...........................        277,406        276,919         564,602         501,340
    Federal deposit insurance .........................         38,523         37,712          74,090         133,422
    Data processing ...................................         89,740         81,633         172,750         159,914
    Other .............................................        396,264        400,556         785,835         778,910
                                                            ----------     ----------     -----------     -----------
         Total non-interest expense ...................      1,948,263      1,829,790       3,902,314       3,643,135
                                                            ----------     ----------     -----------     -----------
Income before income taxes ............................        184,126      1,431,750       1,866,267       3,013,197
    Income tax expense ................................        137,810        582,211         830,896       1,210,441
                                                            ----------     ----------     -----------     -----------
Net income ............................................     $   46,316     $  849,539     $ 1,035,371     $ 1,802,756
                                                            ==========     ==========     ===========     ===========
Earnings Per Share (see Note 2):
    Basic .............................................     $      .02     $      .31     $       .40     $       .65
                                                            ==========     ==========     ===========     ===========
    Diluted ...........................................     $      .02     $      .29     $       .37     $       .62
                                                            ==========     ==========     ===========     ===========

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

                                                                                           Net           Unearned
                                                                                        Unrealized       Employee
                                                                                       Appreciation        Stock
                                                        Additional                     on Securities     Ownership
                                          Common         Paid-In          Retained     Available for       Plan
                                           Stock         Capital          Earnings   Sale, Net of Tax     Shares
                                          -------     ------------      ------------      ---------      ---------
Balance at September 30, 1997 .......     $29,580     $ 20,984,754      $ 26,427,657      $ 960,371      $(567,200)

15,000 common shares committed
to be released under the ESOP .......        --            224,578              --             --          100,025

Cash dividends declared on
common stock - $0.24 per share ......        --               --            (642,824)          --             --

Net change in unrealized appreciation
on securities available for sale,
net of tax of ($120,155) ............        --               --                --         (206,408)          --

Purchase of 59,000 common
shares of treasury stock ............        --               --                --             --             --

Exchange of 1,033 common shares
upon exercise of stock options ......        --               --                --             --             --

Issuance of 7,600 common
shares from treasury stock due
to exercise of stock options ........        --           (109,140)             --             --             --

Net income for the six months
ended March 31, 1998 ................        --               --           1,035,371           --             --
                                          -------     ------------      ------------      ---------      ---------

Balance at March 31, 1998 ...........     $29,580     $ 21,100,192      $ 26,820,204      $ 753,963      $(467,175)
                                          =======     ============      ============      =========      =========

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Six Months Ended March 31, 1998
                                   (continued)

                                                                Total
                                            Treasury       Shareholders'
                                              Stock            Equity
                                          -----------      ------------
Balance at September 30, 1997 .......     $(4,358,158)     $ 43,477,004

15,000 common shares committed
to be released under the ESOP .......            --             324,603

Cash dividends declared on
common stock - $0.24 per share ......            --            (642,824)

Net change in unrealized appreciation
on securities available for sale,
net of tax of ($120,155) ............            --            (206,408)

Purchase of 59,000 common
shares of treasury stock ............      (1,320,325)       (1,320,325)

Exchange of 1,033 common shares
upon exercise of stock options ......         (21,972)          (21,972)

Issuance of 7,600 common
shares from treasury stock due
to exercise of stock options ........         159,807            50,667

Net income for the six months
ended March 31, 1998 ................            --           1,035,371
                                          -----------      ------------

Balance at March 31, 1998 ...........     $(5,540,648)     $ 42,696,116
                                          ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                           FIRST MIDWEST FINANCIAL, INC.
                                                 AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Six Months Ended March 31,
                                                                                        1998              1997
                                                                                   ------------      ------------
Cash flows from operating activities:
    Net income ...............................................................     $  1,035,371      $  1,802,756
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net ..........................          652,563           516,258
      Provision for loan losses ..............................................        1,580,000            60,000
      Gain on sales of securities available for sale, net ....................         (179,131)             --
      Loss on sales of real estate owned, net ................................           11,093              --
      Net change in accrued interest receivable ..............................        1,069,715         1,057,885
      Net change in other assets .............................................         (221,820)         (154,334)
      Net change in accrued interest payable .................................         (168,933)           (4,194)
      Net change in accrued expenses and other liabilities ...................        1,040,788        (1,203,768)
                                                                                   ------------      ------------
              Net cash from operating activities .............................        4,819,646         2,074,603
                                                                                   ------------      ------------

Cash flows from investing activities:
    Purchase of securities available for sale ................................      (21,463,483)      (27,001,598)
    Purchase of Federal Home Loan Bank stock .................................           (6,200)             --
    Purchase of mortgage-backed securities available for sale ................      (30,260,583)             --
    Proceeds from sales of securities available for sale .....................        6,744,732              --
    Proceeds from maturities of securities available for sale ................       31,500,000        42,168,111
    Proceeds from principal repayment of mortgage-backed securities ..........        6,526,071         3,636,436
    Net change in loans receivable ...........................................       18,085,991         4,411,600
    Loans purchased ..........................................................      (13,783,790)       (6,980,754)
    Proceeds from sales of foreclosed assets .................................          162,028            27,743
    Purchase of premises and equipment, net ..................................         (119,611)         (615,255)
                                                                                   ------------      ------------
              Net cash from investing activities .............................       (2,614,845)       15,646,283
                                                                                   ------------      ------------

                                           FIRST MIDWEST FINANCIAL, INC.
                                                 AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)
                                                   (continued)

                                                                                      Six Months Ended March 31,
                                                                                        1998              1997
                                                                                   ------------      ------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
     NOW and money market demand accounts ....................................        6,166,800         1,283,371
    Net change in other time deposits ........................................       11,801,789           832,129
    Proceeds from advances from Federal Home Loan Bank .......................       56,100,000        62,000,000
    Payments of advances from Federal Home Loan Bank .........................      (70,956,182)      (78,655,659)
    Net change in securities sold under agreements to repurchase .............        1,168,334          (349,918)
    Net change in other borrowings ...........................................       (2,900,000)       (1,400,000)
    Net change in advances from borrowers for taxes and insurance ............           36,673            23,997
    Cash dividends paid ......................................................         (642,824)         (523,455)
    Proceeds from exercise of stock options ..................................           28,695           335,992
    Purchase of treasury stock ...............................................       (1,320,325)       (2,095,637)
                                                                                   ------------      ------------
              Net cash from financing activities .............................         (517,040)      (18,549,180)
                                                                                   ------------      ------------
Net change in cash and cash equivalents ......................................        1,687,761          (828,294)
Cash and cash equivalents at beginning of period .............................       12,852,426        14,328,652
                                                                                   ------------      ------------
Cash and cash equivalents at end of period ...................................     $ 14,540,187      $ 13,500,358
                                                                                   ============      ============

Supplemental disclosure of non-cash investing and financing activities:
    Loans transferred to foreclosed assets ...................................     $  1,571,930              --


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

                                                Three Months Ended             Six Months Ended
                                                     March 31,                      March 31,
                                            --------------------------     --------------------------
                                                1998           1997            1998            1997
                                            -----------     ----------     -----------     ----------
             Earnings Per Share:
               Numerator:
                Net Income ............     $     46,316     $   849,539     $  1,035,371     $1,802,756
                                            ============     ===========     ============     ==========
               Denominator:
                Weighted average common
                    shares outstanding         2,589,089       2,776,352        2,600,984      2,787,038
                                            ============     ===========     ============     ==========

                    Earnings Per Share      $       0.02     $      0.31     $       0.40     $     0.65
                                            ============     ===========     ============     ==========

                                              Three Months Ended              Six Months Ended
                                                   March 31,                       March 31,
                                          -------------------------     -------------------------
                                             1998           1997           1998           1997
                                          ----------     ----------     ----------     ----------
Earnings Per Share Assuming Dilution:
  Numerator:
   Net Income .......................     $   46,316     $  849,539     $1,035,371     $1,802,756
                                          ==========     ==========     ==========     ==========

  Denominator:
   Weighted average common
       shares outstanding ...........      2,589,098      2,776,352      2,600,984      2,787,038
   Dilutive effects of assumed
       exercises of stock options ...        173,534        129,732        167,425        127,541
                                          ----------     ----------     ----------     ----------
   Weighted average common and
       dilutive potential common
       shares outstanding ...........      2,762,632      2,906,084      2,768,409      2,914,579
                                          ==========     ==========     ==========     ==========

       Earnings Per Share Assuming
         Dilution ...................     $     0.02     $     0.29     $     0.37     $     0.62
                                          ==========     ==========     ==========     ==========

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

FINANCIAL CONDITION

Total assets increased by $1.4 million, or .34%, from $404.6 million at September 30, 1997, to $406.0 million at March 31, 1998. The increase is primarily attributable to increases in the Company's balance of cash and cash equivalents and securities available for sale, which was partially offset by a decrease in net loans receivable.

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

Total shareholders' equity decreased by $781,000, or 1.8%, to $42.7 million at March 31, 1998 from $43.5 million at September 30, 1997. The decrease in shareholder's equity was due to the purchase of treasury stock and the payment of cash dividends to shareholders that more than offset earnings during the period.

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

                                                    Loans Delinquent For:
                                 ----------------------------------------------------------
                                            30-59 Days                 60-89 Days                   90 Days and Over
                                 ----------------------------    --------------------------   ------------------------
                                                     Percent                       Percent                        Percent
                                                       of                            of                             of
                                   Number  Amount    Category    Number   Amount   Category   Number     Amount   Category
                                   ------  ------    --------    ------   ------   --------   ------     ------   --------
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family                  48   $ 2,083     2.94%        14   $   480      .68%       12     $   531      .75%
  Commercial and multi-family          7     6,912     6.92          3     1,506     1.51         2         779      .78
  Agricultural real estate             3       377     3.20          -         -        -         2         214     1.82
Consumer                              87       714     2.62         21        89      .33        19          96      .35
Agricultural operating                70     5,099    14.25          3        18      .05        38       1,186     3.31
Commercial business                   19       267     1.33          1         3      .01        10         433     2.16
                                     ---   -------                  --    ------                 --      ------
    Total                            234   $15,452     5.82%        42    $2,096      .79%       83      $3,239     1.22%
                                     ===   =======                  ==    ======                 ==      ======

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                                        March 31,    September 30,
                                                          1998            1997
                                                         ------          ------
                                                         (Dollars in Thousands)
Non-accruing loans:
     One-to four family ........................         $  531          $  444
     Commercial and multi-family ...............            779           1,692
     Agricultural real estate ..................            214            --
     Consumer ..................................             96             246
     Agricultural operating ....................          1,186             289
     Commercial business .......................            433             204
                                                         ------          ------
       Total ...................................          3,239           2,875
     Less: Allowance for loan losses ...........            312            --
                                                         ------          ------
       Total non-accruing loans ................          2,927           2,875
                                                         ------          ------
Accruing loans delinquent
  90 days or more(1) ...........................           --               282
                                                         ------          ------
       Total non-performing loans ..............          2,927           3,157
                                                         ------          ------
Foreclosed assets:
     One- to four family .......................            144              85
     Commercial real estate ....................          1,384              67
     Consumer ..................................             23            --
     Commercial business .......................              4               4
                                                         ------          ------
       Total ...................................          1,555             156
                                                         ------          ------

Total non-performing assets ....................         $4,482          $3,313
                                                         ======          ======

Total as a percentage of total assets ..........           1.11%            .82%
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

RESULTS OF OPERATIONS

General. For the three months ended March 31, 1998, the Company recorded net income of $46,000 compared to $850,000 for the same period in 1997. For the six months ended March 31, 1998, net income was $1,035,000 compared to $1,803,000 for the same period in 1997. The decrease for both periods reflects a non-recurring charge to provision for loan losses in the amount of $1.5 million, or $940,000 net of income taxes, related to a determination by management that the Company's allowance for loan losses should be increased as a result of mismanagement and possible fraud by one loan officer who is no longer with the Company. For the three months and six months ended March 31, 1998, excluding the non-recurring charge to provision for loan losses, net income was $986,000 and $1,975,000, respectively.

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

Income Tax Expense. Income tax expense decreased $444,000, or 76.3%, to $138,000 for the three months ended March 31, 1998, from $582,000 for the same period in 1997. For the six months ended March 31, 1998, income tax expense decreased $380,000, or 31.4%, to $831,000 from $1.21 million for the comparable period in 1997. The decrease for both periods is due to the one time charge to provision for loan losses which provided a tax benefit of $560,000 and resulted in the creation of a deferred tax asset in that amount. This was partially offset by increased tax expense due to higher levels of taxable income between the comparable periods.

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

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at March 31, 1998 which, at that date, exceeded the capital adequacy requirements:

                                                                                               Minimum
                                                                                             Requirement
                                                                    Minimum                 To Be Well
                                                                  Requirement            Capitalized Under
                                                                  For Capital            Prompt Corrective
                                           Actual                 Adequacy Purposes       Action Provisions
                                   Amount          %         Amount          %         Amount            %
                                   -------        -----      -------       ----        -------         -----
                                                           (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $33,327        13.9%      $19,199       8.0%        $23,999         10.0%
    Tier I (Core) Capital (to
      risk weighted assets)        $30,708        12.8%      $ 9,600       4.0%        $14,399          6.0%
    Tier I (Core) Capital (to
      adjusted total assets)       $30,708         8.4%      $10,936       3.0%            N/A          N/A
    Tangible Capital (to
      adjusted total assets)       $30,708         8.4%      $ 5,468       1.5%            N/A          N/A
    Tier I (Core) Capital
      (to average assets)          $30,708         8.4%      $14,540       4.0%        $18,176          5.0%

Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at March 31, 1998 which, at that date, exceeded the capital adequacy requirements:

                                                                                             Minimum
                                                                                            Requirement
                                                                    Minimum                 To Be Well
                                                                  Requirement            Capitalized Under
                                                                  For Capital             Prompt Corrective
                                            Actual             Adequacy Purposes          Action Provisions
                                      Amount       %            Amount       %            Amount         %
                                      ------       -            ------       -            ------         -
                                                             (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)                $3,965     15.6%          $2,038      8.0%          $2,547       10.0%
    Tier I Capital (to risk
      weighted assets)                $3,644     14.3%          $1,019      4.0%          $1,528        6.0%
    Tier I Capital
      (to average assets)             $3,644     11.0%          $1,329      4.0%          $1,661        5.0%

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

                                                                            At March 31, 1998
         ------------------------------------------------------------------------------------
         Change in Interest Rate      Board Limit
              (Basis Points)           % Change              $ Change                % Change
              --------------           --------              --------                --------
                                             (Dollars in Thousands)
                  +200 bp                 (40)%              $(10,467)                 (22.8)%
                  +100 bp                 (25)                ( 5,520)                 (12.0)
                     0 bp                  -                        -                      -
                  -100 bp                 (10)                  6,113                   13.3
                  -200 bp                 (15)                 12,525                   27.2

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

                                   FORM 10-Q/A


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


                                         FIRST MIDWEST FINANCIAL, INC.




Date:    June 19, 1998              By:  /s/ James S. Haahr
                                         ------------------
                                         James S. Haahr, Chairman of the Board,
                                           President and Chief Executive Officer



Date:    June 19, 1998              By:  /s/ Donald J. Winchell
                                         ----------------------
                                         Donald J. Winchell, Vice President,
                                           Treasurer and Chief Financial Officer