Form 10-Q
period 1998-06-30
FIRST MIDWEST FINANCIAL INC
filed 1998-08-13
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         Class:                                    Outstanding at June 30, 1998:
Common Stock, $.01 par value                          2,614,471 Common Shares

Transitional Small Business Disclosure Format:      Yes     [   ]     No   [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX





Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at June 30, 1998 and September 30, 1997

                  Consolidated Statements of Income for the
                    Three Months and Nine Months Ended June 30,
                    1998 and 1997

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Nine Months Ended June 30, 1998

                  Consolidated Statements of Cash Flows for the
                    Nine Months Ended June 30, 1998 and 1997

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk


Part II.  Other Information


      Signatures

Part I.  Financial Information
Item 1. Financial Statements

                                   FIRST MIDWEST FINANCIAL, INC.
                                          AND SUBSIDIARIES
                              Consolidated Balance Sheets (Unaudited)

                                                                   June 30, 1998  September 30, 1997
                                                                   -------------  ------------------
Assets
Cash and cash equivalents ...................................     $  10,617,964      $  12,852,426
Interest-bearing deposits in other financial institutions -
  (cost approximates market value) ..........................           100,000            200,000
Securities available for sale, amortized cost of
  $131,430,715 and $114,456,661 .............................       132,947,454        115,985,045
Loans receivable - net of allowances of $3,098,995
  and $2,379,091 ............................................       257,196,682        254,640,971
Foreclosed assets, net of allowances of $350,000 and $0 .....         1,099,582            156,300
Accrued interest receivable .................................         5,116,844          5,366,109
Federal Home Loan Bank stock, at cost .......................         5,171,000          5,629,300
Premises and equipment, net .................................         4,064,098          4,176,311
Excess of cost over net assets acquired .....................         4,589,048          4,862,747
Other assets ................................................           355,762            719,369
                                                                  -------------      -------------
         Total Assets .......................................     $ 421,258,434      $ 404,588,578
                                                                  =============      =============
Liabilities and Shareholders' Equity
                  Liabilities
Deposits ....................................................     $ 269,493,349      $ 246,115,698
Advances from Federal Home Loan Bank ........................       100,116,835        107,426,225
Securities sold under agreements to repurchase ..............         3,618,334          1,800,000
Other borrowings ............................................         2,000,000          2,900,000
Advances from borrowers for taxes and insurance .............           555,801            449,487
Accrued interest payable ....................................           895,625          1,065,746
Other liabilities ...........................................         1,692,315          1,354,418
                                                                  -------------      -------------
         Total Liabilities ..................................       378,372,259        361,111,574
                                                                  -------------      -------------
                  Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding .....................................              --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,957,999 shares issued and 2,614,471  shares  outstanding  at
  June 30, 1998; 2,957,999 shares issued and 2,698,904
  shares outstanding at September 30, 1997 ..................            29,580             29,580
Additional paid-in capital ..................................        21,227,569         20,984,754
Retained earnings - substantially restricted ................        27,397,904         26,427,657
Net unrealized appreciation on securities available for sale,
  net of tax of $576,194 and $568,013 .......................           940,545            960,371
Unearned Employee Stock Ownership Plan shares ...............          (417,150)          (567,200)
Treasury stock, 343,528 and 259,095 common shares, at cost ..        (6,292,273)        (4,358,158)
                                                                  -------------      -------------
         Total Shareholders' Equity .........................        42,886,175         43,477,004
                                                                  -------------      -------------
         Total Liabilities and Shareholders' Equity .........     $ 421,258,434      $ 404,588,578
                                                                  =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                            FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                                    Consolidated Statements of Income (Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                                   June 30,                       June 30,
                                                              1998           1997            1998            1997
                                                           ----------     ----------     -----------     -----------
Interest and Dividend Income:
    Loans receivable ..................................     $5,659,259     $5,709,833     $17,111,276     $16,659,797
    Securities available for sale .....................      2,250,501      1,525,251       6,346,976       4,570,744
    Dividends on Federal Home Loan Bank stock .........         86,531         96,417         272,554         288,985
                                                            ----------     ----------     -----------     -----------
         Total interest and dividend income ...........      7,996,291      7,331,501      23,730,806      21,519,526
                                                            ----------     ----------     -----------     -----------
Interest Expense:
    Deposits ..........................................      3,389,794      3,056,035       9,878,382       8,884,273
    Other borrowings ..................................      1,425,525      1,300,332       4,272,347       3,734,872
                                                            ----------     ----------     -----------     -----------
         Total interest expense .......................      4,815,319      4,356,367      14,150,729      12,619,145
                                                            ----------     ----------     -----------     -----------
Net interest income ...................................      3,180,972      2,975,134       9,580,077       8,900,381
    Provision for loan losses .........................         55,000         30,000       1,435,000          90,000
                                                            ----------     ----------     -----------     -----------
Net interest income after provision for loan losses ...      3,125,972      2,945,134       8,145,077       8,810,381
                                                            ----------     ----------     -----------     -----------
Non-interest income:
    Loan fees and deposit service charges .............        372,388        275,600         981,693         840,931
    Gain on sales of securities available for sale, net         85,518         91,340         308,443          91,340
    Brokerage commissions from subsidiary .............          9,315         20,693          53,383          58,061
    Other .............................................         60,397         39,630         133,575         228,017
                                                            ----------     ----------     -----------     -----------
         Total non-interest income ....................        527,618        427,263       1,477,094       1,218,349
                                                            ----------     ----------     -----------     -----------
Non-interest expense:
    Compensation and benefits .........................      1,233,784      1,104,391       3,538,821       3,173,940
    Occupancy and equipment ...........................        292,478        240,224         857,080         741,564
    Federal deposit insurance .........................         32,443         51,233         106,533         184,655
    Data processing ...................................         79,387         80,594         252,137         240,508
    Provision for loss on foreclosed real estate ......        150,000           --           350,000            --
    Other .............................................        388,639        368,794       1,174,474       1,147,704
                                                            ----------     ----------     -----------     -----------
         Total non-interest expense ...................      2,176,731      1,845,236       6,279,045       5,488,371
                                                            ----------     ----------     -----------     -----------
Income before income taxes ............................      1,476,859      1,527,161       3,343,126       4,540,359
    Income tax expense ................................        583,803        614,657       1,414,699       1,825,099
                                                            ----------     ----------     -----------     -----------
Net income ............................................     $  893,056     $  912,504     $ 1,928,427     $ 2,715,260
                                                            ==========     ==========     ===========     ===========
Earnings Per Share (see Note 2):
    Basic .............................................     $      .35     $      .34     $       .74     $       .99
                                                            ==========     ==========     ===========     ===========
    Diluted ...........................................     $      .33     $      .33     $       .70     $       .94
                                                            ==========     ==========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                    FIRST MIDWEST FINANCIAL, INC.
                                                          AND SUBSIDIARIES
                                Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                               For the Nine Months Ended June 30, 1998



                                                                                   Net        Unearned
                                                                                Unrealized     Employee
                                                                               Appreciation     Stock
                                                  Additional                  on Securities   Ownership                  Total
                                      Common       Paid-In       Retained     Available for     Plan      Treasury   Shareholders'
                                       Stock       Capital       Earnings   Sale, Net of Tax   Shares      Stock         Equity
                                       -----       -------       --------   ----------------   ------      -----         ------
Balance at September 30, 1997 ....... $29,580   $ 20,984,754   $ 26,427,657    $ 960,371    $(567,200)  $(4,358,158)   $ 43,477,004

22,500 common shares committed
to be released under the ESOP .......    --          351,954           --           --        150,050          --           502,004

Cash dividends declared on
common stock - $0.36 per share ......    --             --         (958,180)        --           --            --          (958,180)

Net change in unrealized appreciation
on securities available for sale,
net of tax of $8,181 ................    --             --             --        (19,826)        --            --           (19,826)

Purchase of 91,000 common
shares of treasury stock.............    --             --             --           --           --      (2,071,950)     (2,071,950)

Exchange of 1,033 common shares
upon exercise of stock options ......    --             --             --           --           --         (21,972)        (21,972)

Issuance of 7,600 common
shares from treasury stock due
to exercise of stock options ........    --         (109,139)          --           --           --         159,807          50,668

Net income for the nine months
ended June 30, 1998 .................    --             --        1,928,427         --           --            --         1,928,427
                                      -------   ------------   ------------    ---------    ---------   -----------    ------------


Balance at June 30, 1998 ............ $29,580   $ 21,227,569   $ 27,397,904    $ 940,545    $(417,150)  $(6,292,273)   $ 42,886,175
                                      =======   ============   ============    =========    =========   ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                             FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Nine Months Ended June 30,
                                                                                           1998               1997
                                                                                     -------------      -------------
Cash flows from operating activities:
    Net income .................................................................     $   1,928,427      $   2,715,260
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net ............................         1,039,637            864,167
      Provision for loan losses ................................................         1,435,000             90,000
      Provision for loss on foreclosed real estate .............................           350,000               --
      Gain on sales of securities available for sale, net ......................          (308,443)           (91,340)
      Gain on sales of office property, net ....................................              --                3,034
      Loss on sales of real estate owned, net ..................................             9,899               --
      Net change in accrued interest receivable ................................           249,266            355,310
      Net change in other assets ...............................................           363,608             54,755
      Net change in accrued interest payable ...................................          (170,120)          (386,819)
      Net change in accrued expenses and other liabilities .....................           329,716         (1,028,980)
                                                                                     -------------      -------------
              Net cash from operating activities ...............................         5,226,990          2,575,387
                                                                                     -------------      -------------

Cash flows from investing activities:
    Purchase of securities available for sale ..................................       (47,132,678)       (27,189,098)
    Purchase of mortgage-backed securities available for sale ..................       (30,260,583)              --
    Purchase of Federal Home Loan Bank stock ...................................          (112,900)              --
    Proceeds from redemption of Federal Home Loan Bank stock ...................           571,200               --
    Proceeds from sales of securities available for sale .......................        10,370,099            318,580
    Proceeds from sales of mortgage-backed securities available for sale .......         6,319,853               --
    Proceeds from maturities of securities available for sale ..................        32,950,000         45,527,724
    Proceeds from maturities of interest-bearing deposits in other
      financial institutions ...................................................           100,000               --
    Proceeds from principal repayment of mortgage-backed securities ............        11,053,292          5,664,622
    Net change in loans receivable .............................................        15,614,151          6,889,213
    Loans purchased ............................................................       (21,142,296)       (20,381,672)
    Proceeds from sales of foreclosed assets ...................................           284,116             79,488
    Purchase of premises and equipment, net ....................................          (167,179)          (830,767)
                                                                                     -------------      -------------
              Net cash from investing activities ...............................       (21,552,925)        10,078,090
                                                                                     -------------      -------------

                                             FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Nine Months Ended June 30,
                                                                                           1998               1997
                                                                                     -------------      -------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
     NOW and money market demand accounts ......................................         6,784,762            179,376
    Net change in other time deposits ..........................................        16,592,889          6,465,405
    Proceeds from advances from Federal Home Loan Bank .........................       105,750,000         97,000,000
    Payments of advances from Federal Home Loan Bank ...........................      (113,059,390)      (115,858,585)
    Net change in securities sold under agreements to repurchase ...............         1,818,334           (879,918)
    Net change in other borrowings .............................................          (900,000)         1,500,000
    Net change in advances from borrowers for taxes and insurance ..............           106,314             63,134
    Cash dividends paid ........................................................          (958,181)          (773,110)
    Proceeds from exercise of stock options ....................................            28,695            335,992
    Purchase of treasury stock .................................................        (2,071,950)        (3,602,623)
                                                                                     -------------      -------------
              Net cash from financing activities ...............................        14,091,473        (15,570,329)
                                                                                     -------------      -------------
Net change in cash and cash equivalents ........................................        (2,234,462)        (2,916,852)
Cash and cash equivalents at beginning of period ...............................        12,852,426         14,328,652
                                                                                     -------------      -------------
Cash and cash equivalents at end of period .....................................     $  10,617,964      $  11,411,800
                                                                                     =============      =============

Supplemental disclosure of non-cash investing and financing activities:
              Loans transferred to foreclosed assets ...........................     $   1,571,930               --



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

         A reconciliation of the numerators and denominators of the basic earnings per common share and earnings per common share assuming dilution computations for the three months and nine months ended June 30, 1998 and 1997 is presented below.

                                                        Three Months Ended                     Nine Months Ended
                                                             June 30,                               June 30,
                                                  -----------------------------         ------------------------------
                                                      1998               1997               1998               1997
                                                  ----------         ----------         -----------         ----------
Basic Earnings Per Share:
  Numerator:
   Net Income ...........................         $  893,056         $  912,504         $ 1,928,427         $2,715,260
                                                  ==========         ==========         ===========         ==========

  Denominator:
   Weighted average common
       shares outstanding ...............          2,567,627          2,670,398           2,589,865          2,748,158
                                                  ==========         ==========         ===========         ==========

       Basic Earnings Per Share .........         $     0.35         $     0.34         $      0.74         $     0.99
                                                  ==========         ==========         ===========         ==========

                                                          Three Months Ended                   Nine Months Ended
                                                                June 30,                            June 30,
                                                      ----------------------------        ----------------------------
                                                         1998              1997               1998             1997
                                                      ----------        ----------        -----------       ----------
Earnings Per Share Assuming Dilution:
  Numerator:
   Net Income ................................        $  893,056        $  912,504        $1,928,427        $2,715,260
                                                      ==========        ==========        ==========        ==========

  Denominator:
   Weighted average common
       shares outstanding ....................         2,567,627         2,670,398         2,589,865         2,748,158
   Dilutive effects of assumed
       exercises of stock options ............           179,131           126,035           171,846           127,019
                                                      ----------        ----------        ----------        ----------
   Weighted average common and
       dilutive potential common
       shares outstanding ....................         2,746,758         2,796,433         2,761,711         2,875,177
                                                      ==========        ==========        ==========        ==========

       Earnings Per Share Assuming
         Dilution ............................        $     0.33        $     0.33        $     0.70        $     0.94
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


3.       COMMITMENTS

         At June 30, 1998 and September 30, 1997, the Company had outstanding commitments to originate and purchase loans totaling $21.7 million and $15.8 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 1998, compared to September 30, 1997, and the consolidated results of operations for the three months and nine months ended June 30, 1998, compared to the same periods in 1997. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1997.

FINANCIAL CONDITION

Total assets increased by $16.7 million, or 4.1%, from $404.6 million at September 30, 1997, to $421.3 million at June 30, 1998. The increase is primarily attributable to an increase in the Company's balance of securities available for sale.

Cash and cash equivalents decreased $2.3 million, or 17.4%, to $10.6 million at June 30, 1998, from $12.8 million at September 30, 1997. The decrease was due primarily to the use of liquid funds to fund loan commitments during the period.

The portfolio of securities available for sale increased $16.9 million, or 14.6%, to $132.9 million at June 30, 1998, from $116.0 million at September 30, 1997. The increase is the result of securities purchased during the period in an amount greater than sales, maturities and principal repayments received on securities. Securities purchased during the period consist primarily of fixed-rate mortgage-backed securities and adjustable-rate trust preferred securities.

The portfolio of net loans receivable increased by $2.6 million, or 1.0%, to $257.2 million at June 30, 1998, from $254.6 million at September 30, 1997. The increase in loan receivables was due to increases in the origination and purchase of commercial real estate and business loans during the period. The increase was partially offset by repayments received on residential real estate loans and the transfer of loans to foreclosed real estate.

Deposit balances increased by $23.4 million, or 9.5%, to $269.5 million at June 30, 1998, from $246.1 million at September 30, 1997. The increase in deposit balances resulted from increases in all areas of retail deposits, including checking accounts, money market and savings accounts and certificates of deposit, which increased $1.3 million, $5.5 million and $16.6 million, respectively, between the comparable periods. A significant portion of the deposit growth resulted from the Company's continued emphasis on enhancement of its retail customer base in the Des Moines, Iowa market area.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $7.3 million, or 6.8%, to $100.1 million at June 30, 1998 from $107.4 million at September 30, 1997. The decrease in FHLB advances reflects the repayment of borrowings from the proceeds of loan repayments and from funds received as a result of deposit growth.

Other borrowings, consisting of short-term borrowings from the Federal Reserve Bank, decreased $900,000, or 31.0%, to $2.0 million at June 30, 1998 from $2.9 million at September 30, 1997. The reduction was due to repayment on these short-term borrowings used primarily to fund seasonal loans to agricultural customers.

Total shareholders' equity decreased $591,000, or 1.4%, to $42.9 million at June 30, 1998 from $43.5 million at September 30, 1997. The decrease in shareholder's equity was due to the purchase of treasury stock and the payment of cash dividends to shareholders in amounts that exceeded earnings during the period.

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

The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at June 30, 1998. At June 30, 1998, loans delinquent 30 days and over totaled 8.18% of total loans compared to 6.14% at September 30, 1997.

                                                    Loans Delinquent For:
                                 -----------------------------------------------------------
                                            30-59 Days                 60-89 Days                   90 Days and Over
                                 ----------------------------   ----------------------------   -----------------------------
                                                      Percent                        Percent                         Percent
                                                        of                             of                              of
                                 Number    Amount    Category   Number   Amount     Category   Number    Amount     Category
                                 ------    ------    --------   ------   ------     --------   ------    ------     --------
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family ........      69     $ 2,718      3.59%      20     $  720        0.97%      11     $  522        0.71%
  Commercial and multi-family       8       6,137      6.31        4      2,667        2.74        5      3,510        3.61
  Agricultural real estate ..       2         150      1.31        1         38        0.33        5        535        4.69
Consumer ....................      80         452      1.65       25        180        0.66       24        126        0.46
Agricultural operating ......      16         484      1.30       17        276        0.74       52      2,271        6.09
Commercial business .........       9         782      3.02        9        663        2.56        9        142        0.55
                                  ---     -------                 --     ------                  ---     ------

    Total ...................     184     $10,723      3.92%      76     $4,544        1.66%     106     $7,106        2.60%
                                  ===     =======                 ==     ======                  ===     ======

At June 30, 1998, commercial and multi-family real estate loans delinquent 90 days and over totaled $3.5 million, or 1.3% of the total loan portfolio as compared to $1.6 million, or 0.6% of total loans at September 30, 1997. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At June 30, 1998, agricultural real estate and operating loans delinquent 90 days and over totaled $2.8 million, or 1.0% of the total loan portfolio as compared to $313,000, or 0.1% of total loans at September 30, 1997. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                                    June 30, 1998  September 30, 1997
                                                    -------------  ------------------
                                                          (Dollars in Thousands)
Non-accruing loans:
     One-to four family ........................         $  481          $  444
     Commercial and multi-family ...............            778           1,692
     Agricultural real estate ..................             79            --
     Consumer ..................................            123             246
     Agricultural operating ....................          2,510             289
     Commercial business .......................            143             204
                                                         ------          ------
       Total non-accruing loans ................          4,114           2,875

  90 days or more ..............................          2,949             282
                                                         ------          ------
       Total non-performing loans ..............          7,063           3,157
                                                         ------          ------

Foreclosed assets:
     One- to four family .......................            109              85
     Commercial real estate ....................            973              67
     Consumer ..................................             18            --
     Commercial business .......................           --                 4
                                                         ------          ------
       Total ...................................          1,100             156
                                                         ------          ------

Total non-performing assets ....................         $8,163          $3,313
                                                         ======          ======

Total as a percentage of total assets ..........           1.94%            .82%
                                                         ======          ======

Included above in accruing loans delinquent 90 days or more at June 30, 1998 is a $2.7 million commercial real estate loan secured by nursing homes located in Minnesota. This loan is in process of being restructured with an expected reduction in loan balance to approximately $1.0 million and the payment of all previously accrued interest. After restructure, the loan will be fully secured by a nursing home located in Minnetoka, Minnesota.

For the nine months ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $442,000, of which none was included in interest income.

Other Loans of Concern. At June 30, 1998, there were loans totaling $4.0 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of four commercial real estate loans totaling $1.3 million, six commercial business loans totaling $1.0 million and twenty agricultural operating loans totaling $1.7 million. At September 30, 1997, other loans of concern totaled $7.2 million.

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

On the basis of management's review of its loans and other assets, at June 30, 1998, the Company had classified a total of $9.6 million of its assets as substandard, $852,000 as doubtful and none as loss as compared to classifications at September 30, 1997 of $5.6 million substandard, $79,000 doubtful and none as loss.

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

During the quarter ended March 31, 1998, the Company determined that an agricultural loan officer located in a subsidiary branch office had, through abuse of position and misrepresentation to management, authorized the disbursement of funds on loans for which collateral was inadequate. In addition, the possibility of fraud exists related to self-dealing by the loan officer in the disbursement of loan proceeds to persons and entities with which the loan officer was affiliated. This mismanagement and possible fraud was discovered as a result of the Company's routine internal audit procedures. The loan officer involved is no longer with the Company. The Company has contacted authorities, and an investigation is in process at this time. A thorough review was performed by the Company of the accounts in which the loan officer was involved. Management believes it has identified all loans for which material weaknesses exist and has classified these loans accordingly.

Based on the resulting increase in classified assets, management considered it prudent to increase the allowance for losses through an additional charge to the provision for loan losses in the amount of $1.3 million and a charge to provision for loss on foreclosed real estate in the amount of $200,000. These amounts were charged against income during the quarter ended March 31, 1998. Future recoveries are dependent on the ultimate resolution of weaknesses found in the loans and any insurance proceeds that may be received, which can not be determined at this time.

At June 30, 1998, the Company has established an allowance for loan losses totaling $3.1 million. The allowance represents approximately 43.9% of the total non-performing loans at June 30, 1998.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                                     (In Thousands)
Balance, September 30, 1997 ................................            $ 2,379
      Charge-offs ..........................................               (736)
      Recoveries ...........................................                 21
      Additions charged to operations ......................              1,435
                                                                        -------

Balance, June 30, 1998 .....................................            $ 3,099
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


RESULTS OF OPERATIONS

General. For the three months ended June 30, 1998, the Company recorded net income of $893,000 compared to net income of $913,000 for the same period in 1997. The decrease in net income was due primarily to a $150,000 charge to provision for loss on foreclosed real estate taken during the 1998 period. For the nine months ended June 30, 1998, net income was $1.9 million compared to $2.7 million for the same period in 1997. The decrease reflects a non-recurring charge to provision for loan and foreclosed real estate losses in the amount of $1.5 million, or $940,000 net of income taxes, taken during the second quarter, and related to a determination by management that the Company's loss allowances should be increased, primarily as a result of mismanagement and possible fraud by one loan officer who is no longer with the Company. For the nine months ended June 30, 1998, excluding the non-recurring charge to provision for loan and foreclosed real estate losses, net income was $2.9 million.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 1998 increased by $665,000, or 9.1%, to $8.00 million, compared to $7.33 million during the same period in 1997. For the nine months ended June 30, 1998, interest and dividend income increased by $2.21 million, or 10.3%, to $23.73 million from $21.52 million during 1997. The increase for both periods is due to higher average balances in interest earning assets during the 1998 periods compared to the previous year primarily as a result of increased purchases of securities available for sale, and to a lesser extent, the increased origination and purchase of loans.

Interest Expense. Total interest expense for the three months ended June 30, 1998 increased by $459,000, or 10.5%, to $4.82 million from $4.36 million during the same period in 1997. For the nine months ended June 30, 1998, interest expense increased $1.53 million, or 12.1%, to $14.15 million from $12.62 million for the same period in 1997. The increase in interest expense for both periods reflects a higher average balance in deposit accounts during the 1998 periods due to internal growth of the deposit portfolio. In addition, the increase in interest expense for 1998 reflects an increased average balance of Federal Home Loan Bank advances used to fund the origination and purchase of loans and the purchase of securities available for sale.

Net Interest Income. Net interest income increased by $206,000, or 6.9%, to $3.18 million for the three months ended June 30, 1998 from $2.98 million for the same period in 1997. For the nine months ended June 30, 1998, net interest income increased $680,000, or 7.6%, to $9.58 million from $8.90 million for the same period in 1997. The increase in net interest income for both periods is due to the overall increase in net earning assets between the comparable periods that resulted from increases in average balances held in the loan portfolio and the portfolio of securities available for sale.

Provision for Loan Losses. For the three month period ended June 30, 1998, the provision for loan losses was $55,000 compared to $30,000 for the same period in 1997. The increase was due to management's determination that the allowance for loan losses should be increased to reflect changes in the level of classified assets and the composition of the loan portfolio. For the nine month period ended June 30, 1998, the provision for loan losses was $1.44 million compared to $90,000 for the same period in 1997. The increase reflects an increase in the level of classified assets and the related determination by management that the allowance for loan losses should be increased. The increase in classified assets is primarily the result of mismanagement and possible fraud by an agricultural loan officer (see "Allowance for Loan Losses").

Non-Interest Income. Non-interest income increased by $101,000, or 23.5%, to $528,000 for the three months ended June 30, 1998, from $427,000 for the same period in 1997. For the nine months ended June 30, 1998, non-interest income increased $259,000, or 21.2%, to $1.48 million from $1.22 million for the same period in 1997. The increase in non-interest income for both periods reflects the higher collection of fees on deposit accounts and, in addition for the nine month period, an increase in gain on sales of securities available for sale. The gain on sales of securities available for sale were primarily generated by sales of equity securities that had appreciated substantially over purchase cost.

Non-Interest Expense. Non-interest expense increased $331,000, or 18.0%, to $2.18 million for the three months ended June 30, 1998, from $1.85 million for the same period in 1997. For the nine months ended June 30, 1998, non-interest expense increased $791,000, or 14.4%, to $6.28 million from $5.49 million for the same period in 1997. The increase in non-interest expense for both periods reflects increased costs associated with the operation of an additional office facility that opened for operation during 1997 in Des Moines, Iowa and, in addition, reflects a charge to provision for loss on foreclosed real estate during the 1998 periods.

Income Tax Expense. Income tax expense decreased $31,000, or 5.0%, to $584,000 for the three months ended June 30, 1998, from $615,000 for the same period in 1997. The decrease is due to a minimal reduction in taxable income between the comparable periods. For the nine months ended June 30, 1998, income tax expense decreased $410,000, or 22.5%, to $1.41 million from $1.82 million for the comparable period in 1997. The decrease is due to reduced taxable income as a result of a non-recurring charge to provision for loan and foreclosed real estate losses which provided a reduction in tax expense of $560,000 and resulted in the creation of a deferred tax asset in that amount during the second quarter. This reduction was partially offset by increased tax expense due to higher levels of taxable income from core operations during the comparable periods.

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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at June 30, 1998 and September 30, 1997, were 24.7% and 9.8%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity and to meet operating expenses. At June 30, 1998, the Company had commitments to originate and purchase loans totalling $21.7 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at June 30, 1998 which, at that date, exceeded the capital adequacy requirements:

                                                                                               Minimum
                                                                                             Requirement
                                                                    Minimum                 To Be Well
                                                                  Requirement            Capitalized Under
                                                                  For Capital            Prompt Corrective
                                          Actual                 Adequacy Purposes       Action Provisions
                                          ------                 -----------------       -----------------
                                   Amount          %         Amount          %         Amount            %
                                   ------          -         ------          -         ------            -
                                                             (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $32,691        12.6%      $20,772       8.0%        $25,965         10.0%
    Tier I (Core) Capital (to
      risk weighted assets)        $30,212        11.6%      $10,386       4.0%        $15,579          6.0%
    Tier I (Core) Capital (to
      adjusted total assets)       $30,212         8.1%      $11,170       3.0%            N/A          N/A
    Tangible Capital (to
      adjusted total assets)       $30,212         8.1%      $ 5,585       1.5%            N/A          N/A
    Tier I (Core) Capital
      (to average assets)          $30,212         8.8%      $13,738       4.0%        $17,172          5.0%


Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at June 30, 1998 which, at that date, exceeded the capital adequacy requirements:

                                                                                Minimum
                                                                              Requirement
                                                            Minimum           To Be Well
                                                         Requirement       Capitalized Under
                                                         For Capital      Prompt Corrective
                                        Actual       Adequacy Purposes      Action Provisions
                                Amount          %    Amount         %    Amount          %
                                ------       ----    ------       ---    ------       ----
                                                             (Dollars in Thousands)
Total Capital (to risk
  weighted assets) ....         $4,062       16.2%   $2,006       8.0%   $2,508       10.0%
Tier I Capital (to risk
  weighted assets) ....         $3,776       15.1%   $1,003       4.0%   $1,505        6.0%
Tier I Capital
  (to average assets) .         $3,776       10.7%   $1,407       4.0%   $1,758        5.0%


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 1998, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has established a process for evaluating and managing the risks associated with this issue. An assessment of the Year 2000 compliance of the Company's computer systems has been completed. No areas of material concern were identified as a result of this assessment. The Company is requiring its computer systems and software vendors to represent that their products are, or will be, Year 2000 compliant, and has planned a program for testing of compliance. The financial impact to the Company and its financial position or results of operations as a result of the Year 2000 issue cannot be estimated as of June 30, 1998, but is not considered to be material.

Part I.  Financial Information
Item 3. Quantitative and Qualitative Disclosure About Market Risk


Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments.

The Company currently focuses lending efforts toward originating and purchasing competitively priced adjustable-rate loan products and fixed-rate loan products with relatively short terms to maturity. This allows the Company to maintain a portfolio of loans which will be sensitive to changes in the level of interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans.

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

Presented below, as of June 30, 1998, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

                                                                At June 30, 1998
--------------------------------------------------------------------------------
   Change in Interest Rate        Board Limit
      (Basis Points)               % Change            $ Change         % Change
   -----------------------         --------            --------         --------
                                                (Dollars in Thousands)
         +200 bp                     (40)%             $(15,222)          (30.6)%
         +100 bp                     (25)               ( 8,152)          (16.4)
            0 bp                       -                      -               -
        - 100 bp                     (10)                 9,448            19.0
        - 200 bp                     (15)                19,841            39.9


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

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:                                           None

              (b)  Reports on Form 8-K:

                   First Midwest Financial, Inc. filed Form 8-K dated April 17, 1998 to report the issuance of a press release announcing second quarter earnings, which included the effect of a $1.5 million charge to provision for loan losses related to mismanagement and possible fraud by a former loan officer.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST MIDWEST FINANCIAL, INC.




Date:   August 13, 1998            By: /s/ James S. Haahr
        ---------------                ------------------
                                       James S. Haahr, Chairman of the Board,
                                       President and Chief Executive Officer



Date:   August 13, 1998            By: /s/ Donald J. Winchell
        ---------------                ----------------------
                                       Donald J. Winchell, Vice President,
                                       Treasurer and Chief Financial Officer