Form 10-K405
period 1998-09-30
FIRST MIDWEST FINANCIAL INC
filed 1998-12-29
CIK 907471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ]   NO  [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Issuer's revenues for the most recent fiscal year ended were $33.9 million.

         As of December 15, 1998, the Registrant had issued and outstanding 2,514,745 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of December 15, 1998, was $21.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form 10-K -- Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1998. PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during January 1999.

                           Forward-Looking Statements

         First Midwest Financial, Inc. ("First Midwest," and with its subsidiaries, the "Company"), and its wholly-owned operating subsidiaries First Federal Savings Bank of the Midwest and Security State Bank, may from time to time make written or oral "forward-looking statements", including statements contained in its filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company wishes to caution readers that such forward-looking statements speak only as of the date made. The Company does not undertake, and expressly disclaims any intent or obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                     PART I

Item 1.  Description of Business

General

         The Company is a Delaware corporation, the principal assets of which are First Federal Savings Bank of the Midwest ("First Federal") and Security State Bank ("Security"). First Midwest, on September 20, 1993, acquired all of the capital stock of First Federal in connection with First Federal's conversion from the mutual to stock form ownership (the "Conversion"). On September 30, 1996, the Company became a bank holding company upon its acquisition of Security, as discussed below. All references to the Company prior to September 20, 1993, are to First Federal and its subsidiary on a consolidated basis.

         Since the Conversion, the Company has been an active acquiror of financial institutions. On March 28, 1994, First Midwest acquired Brookings Federal Bank in Brookings, South Dakota ("Brookings"). On December 29, 1995, First Midwest acquired Iowa Savings Bank, FSB in Des Moines, Iowa ("Iowa Savings"). Brookings and Iowa Savings were both merged with, and now operate as divisions of, First Federal. On September 30, 1996, First Midwest completed the acquisition of Central West Bancorporation ("CWB"). CWB was the holding company for Security in Stuart, Iowa, which upon the merger of CWB into First Midwest resulted in Security becoming a stand-alone banking subsidiary of First Midwest. Unless the context otherwise requires, references herein to the Company include First Midwest, Security and First Federal and its subsidiaries on a consolidated basis. See "Management's Discussion and Analysis -- Acquisitions Completed" in the Annual Report to Shareholders attached hereto as Exhibit 13 (the "Annual Report").

         First Federal and Security (collectively, the "Banks") are the only direct, active subsidiaries of First Midwest. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through its subsidiary Banks, provides a full range of financial services. The principal business of First Federal historically has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in First Federal's market area. Recently, First Federal's lending activities have expanded to include an increased emphasis on originations and purchases of commercial and multi-family real estate loans. The principal business of Security has been and continues to be attracting retail deposits from the general public and investing those funds in agricultural real estate and operating loans and, to a lesser extent, one- to four-family residential, commercial business and consumer loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. At September 30, 1998, the Company had total assets of $418.4 million, deposits of $283.9 million, and shareholders' equity of $42.3 million.

         The Company's revenues are derived primarily from interest on mortgage loans, mortgage-backed securities, investments, consumer loans, agricultural operating loans, commercial business loans, income from service charges and loan originations, loan servicing fee income, and income from the sale of mutual funds, insurance products, annuities and brokerage services through its service corporation subsidiaries

         First Federal, directly through its wholly-owned subsidiary, First Services Financial Limited ("First Services"), and indirectly through independent contractors, offers mutual funds and, in some locations, insurance products and annuities. In addition, Brookings Service Corporation (a subsidiary of First Services) offers full service brokerage services through PrimeVest Financial Services, Inc., a third party vendor.

         First Midwest and the Banks are subject to comprehensive regulation. See "Regulation" herein.

         The executive offices of the Company are located at Fifth at Erie, Storm Lake, Iowa 50588. Its telephone number at that address is (712) 732-4117.

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties whom the Company uses to process information. Such failures of the Company's computer system and/or third parties computer systems could have a material impact on the Company's ability to conduct its business. See the discussion on "Year 2000 Issues" contained in the Annual Report.

Market Area

         First Federal's main office is located at Fifth at Erie, Storm Lake, Iowa. First Federal also operates one branch office also located in Storm Lake, as well as nine additional branch offices located in the communities of Des Moines (two offices), Lake View, Laurens, Manson, Odebolt, Sac City, Iowa and two offices in Brookings, South Dakota. Security currently operates its business through three full service offices in Casey, Menlo and Stuart, Iowa. The Company's primary market area includes Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac Counties in Iowa and Brookings County in South Dakota.

         Storm Lake is located in northwest Iowa approximately 150 miles northwest of Des Moines and 200 miles south of Minneapolis in Buena Vista County. Like much of the State of Iowa, Storm Lake and the Company's primary market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista County Hospital, IBP, Inc. and Bil Mar Foods of Iowa. A $235 million electricity generating windfarm, the world's largest, is under construction in Buena Vista county. The estimated completion date is April 1999. Annual payroll for the permanent workforce is expected to be $1.5 million. Storm Lake is also home to Buena Vista University, which currently enrolls 1,385 full-time students at its Storm Lake campus.

         Brookings is located in east central South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis in Brookings County. First Federal's market area in South Dakota encompasses approximately a 30 mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 8,200 students enrolled for the 1998 fall term and employs 524 full-time professors. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics and Twin City Fan. The Brookings division operates from a main office located in downtown Brookings and one drive-up branch office also located in Brookings.

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

         Security's main office is in Stuart, which is located in west central Iowa approximately 40 miles west of Des Moines on the border of Adair and Guthrie counties. Security's market area is highly dependent on farming and agriculture-related businesses. Agriculture-related businesses in recent years have performed well due to a relatively stable agricultural environment in the Company's market area. In recent months, however, agriculture commodity prices have declined significantly for the major agricultural products produced in the Company's market area. Commodity price fluctuations are a normal part of agriculture, but it is unusual for the pricing of all major products to be depressed at the same time. Although there has been minimal effect observed to date, an extended period of low commodity prices could result in reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company's market area.

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

         While the Company historically has focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates and purchases commercial and multi-family real estate loans and originates consumer, commercial business, residential construction and agriculturally related loans. The Company originates most of its loans in its primary market area. More recently, the Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on these less traditional lending activities. At September 30, 1998, the Company's net loan portfolio totaled $270.3 million, or 64.6% of the Company's total assets.

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

         At September 30, 1998, the Company's largest lending relationship to a single borrower or group of related borrowers totaled $5.5 million. The Company had eight other lending relationships in excess of $2.5 million as of September 30, 1998 with the average outstanding balance of such loans totaling approximately $3.5 million. At September 30, 1998, each of these loans was performing in accordance with its repayment terms, except for a $3.9 million commercial real estate participation loan secured by four nursing homes which was more than 90 days delinquent at fiscal year end. See "Business -- Non-Performing Assets, Other Loans of Concern and Classified Assets."

         Loan Portfolio Composition. The following table provides information about the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                 September 30,
                                              --------------------------------------------------------------------------------------
                                                       1994                           1995                            1996
                                              -----------------------        ----------------------        -------------------------
                                               Amount         Percent         Amount         Percent         Amount        Percent
                                               ------         -------         ------         -------         ------        -------
                                                                             (Dollars in Thousands)
Real Estate Loans
 One- to four-family.....................     $ 55,162          34.3%        $ 57,274          30.4%       $  78,476          31.6%
 Commercial and multi-family.............       59,920          37.3           73,419          38.9           85,157          34.2
 Agricultural............................        8,064           5.0            7,021           3.7           11,068           4.5
 Construction or development.............       10,248           6.4           17,877           9.5            7,819           3.1
                                              --------          ----         --------          ----        ---------          ----
     Total real estate loans.............      133,394          83.0          155,591          82.5          182,520          73.4
                                              --------          ----         --------          ----        ---------          ----

Other Loans:
 Consumer Loans:
  Home equity............................        3,784           2.4            4,906           2.6            7,823           3.1
  Automobile.............................        2,944           1.8            3,663           1.9            5,356           2.2
  Deposit account........................          385            .2              330            .2              666            .3
  Student................................          422            .3              382            .2              324            .1
  Other (1)..............................        3,063           1.9            3,727           2.0            6,259           2.5
                                              --------          ----         --------          ----        ---------          ----
     Total consumer loans................       10,598           6.6           13,008           6.9           20,428           8.2
 Agricultural operating..................        7,784           4.8           11,905           6.3           30,364          12.2
 Commercial business.....................        8,931           5.6            8,173           4.3           15,468           6.2
                                              --------          ----         --------          ----        ---------          ----
     Total other loans...................       27,313          17.0           33,086          17.5           66,260          26.6
                                              --------          ----         --------          ----        ---------          ----

     Total loans.........................      160,707         100.0%         188,677         100.0%         248,780       100.0%
                                                               =====                          =====                        =====

Less:
 Loans in process........................        3,425                          8,071                          2,240
 Deferred fees and discounts.............          343                            404                            650
 Allowance for losses....................        1,442                          1,650                          2,356
                                              --------                       --------                       --------

 Total loans receivable, net.............     $155,497                       $178,552                       $243,534
                                              ========                       ========                       ========

                                                                    September 30,
                                              --------------------------------------------------------
                                                        1997                             1998
                                              -------------------------       ------------------------
                                                Amount          Percent        Amount          Percent
                                                ------          -------        ------          -------
Real Estate Loans
 One- to four-family.....................     $  73,903           27.8%       $ 85,799           30.5 %
 Commercial and multi-family.............        74,870           28.1          66,845           23.8
 Agricultural............................        11,732            4.4          10,537            3.8
 Construction or development.............        21,264            8.0          32,990           11.7
                                              ---------        --------        --------         ------
     Total real estate loans.............       181,769           68.3         196,171           69.8
                                              ---------         ------        --------         ------

Other Loans:
 Consumer Loans:
  Home equity............................        14,007            5.3          15,285            5.4
  Automobile.............................         6,106            2.3           4,445            1.6
  Deposit account........................           533             .2             716             .3
  Student................................           383             .1             421             .1
  Other (1)..............................         6,369            2.4           5,372            1.9
                                              ---------        -------        --------        -------
     Total consumer loans................        27,398           10.3          26,239            9.3
 Agricultural operating..................        38,650           14.5          37,234           13.2
 Commercial business.....................        18,456            6.9          21,587            7.7
                                              ---------        -------        --------        -------
     Total other loans...................        84,504           31.7          85,060           30.2
                                              ---------         ------        --------         ------
     Total loans.........................       266,273          100.0%        281,231          100.0%
                                                                 =====                          =====

Less:
 Loans in process........................         8,700                          7,738
 Deferred fees and discounts.............           553                            298
 Allowance for losses....................         2,379                          2,909
                                              ---------                       --------

 Total loans receivable, net.............      $254,641                       $270,286
                                               ========                       ========

(1) Consist generally of various types of secured and unsecured consumer loans.

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                 September 30,
                                              --------------------------------------------------------------------------------------
                                                        1994                           1995                           1996
                                              -------------------------        -----------------------      ------------------------
                                               Amount           Percent        Amount         Percent        Amount         Percent
                                               ------           -------        ------         -------        ------         -------
                                                                                (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family.....................    $ 19,913            12.4%        $22,875           12.1%      $ 41,322         16.6%
  Commercial and multi-family.............      13,340             8.3          14,262            7.6         14,036          5.6
  Agricultural............................       1,806             1.1           5,536            2.9          4,250          1.7
  Construction or development.............       4,231             2.6           2,342            1.3          2,938          1.2
                                              --------            ----         -------           ----       --------         ----
     Total fixed-rate real estate loans...      39,290            24.4          45,015           23.9         62,546         25.1
 Consumer.................................      10,022             6.2          12,303            6.5         19,145          7.7
  Agricultural operating..................       5,945             3.7           7,335            3.9         14,998          6.1
  Commercial business.....................       7,887             4.9           5,521            2.9          7,200          2.9
                                              --------            ----         -------           ----       --------         ----
     Total fixed-rate loans...............      63,144            39.2          70,174           37.2        103,889         41.8
                                              --------            ----         -------           ----       --------         ----

Adjustable Rate Loans:
 Real estate:
  One- to four-family.....................      35,249            21.9          34,399           18.2         37,154         14.9
  Commercial and multi-family.............      46,580            29.0          59,157           31.4         71,121         28.6
  Agricultural............................       6,258             3.9           1,485             .8          6,818          2.7
  Construction or development.............       6,017             3.8          15,535            8.2          4,881          2.0
                                              --------            ----         -------           ----       --------         ----
     Total adjustable-rate real
     estate loans.........................      94,104            58.6         110,576           58.6        119,974         48.2
 Consumer.................................         576              .4             705             .4          1,283           .5
 Agricultural operating...................       1,839             1.1           4,570            2.4         15,366          6.2
 Commercial business......................       1,044              .7           2,652            1.4          8,268          3.3
                                              --------            ----         -------           ----       --------         ----
     Total adjustable rate loans..........      97,563            60.8         118,503           62.8        144,891         58.2
                                              --------            ----         -------           ----       --------         ----
     Total loans..........................     160,707           100.0%        188,677          100.0%       248,780        100.0%
                                                                 =====                          =====                       =====

Less:
 Loans in process.........................       3,425                           8,071                         2,240
 Deferred fees and discounts..............         343                             404                           650
 Allowance for loan losses................       1,442                           1,650                         2,356
                                              --------                        ---------                     --------
     Total loans, net.....................    $155,497                        $178,552                      $243,534
                                              ========                        ========                      ========

                                                                 September 30, 1998
                                              -------------------------------------------------------
                                                         1997                          1998
                                              -------------------------       -----------------------
                                                 Amount        Percent         Amount         Percent
                                                 ------        -------         ------         -------
Fixed Rate Loans:
 Real estate:
  One- to four-family.....................    $  33,369           12.5%       $ 51,235           18.2 %
  Commercial and multi-family.............       11,124            4.2          11,582            4.1
  Agricultural............................        5,978            2.3           4,982            1.8
  Construction or development.............        2,997            1.1           1,829             .7
                                              ---------         ------           -----       --------
     Total fixed-rate real estate loans...       53,468           20.1          69,628           24.8
 Consumer.................................       26,100            9.8          24,909            8.8
  Agricultural operating..................       16,280            6.1          18,821            6.7
  Commercial business.....................       10,462            3.9          15,108            5.4
                                               --------         ------          ------        -------
     Total fixed-rate loans...............      106,310           39.9         128,466           45.7
                                                -------          -----         -------         ------

Adjustable Rate Loans:
 Real estate:
  One- to four-family.....................       40,534           15.2          34,564           12.3
  Commercial and multi-family.............       63,746           23.9          55,263           19.6
  Agricultural............................        5,754            2.2           5,555            2.0
  Construction or development.............       18,267            6.9          31,161           11.1
                                               --------         ------          ------         ------
     Total adjustable-rate real
     estate loans.........................      128,301           48.2         126,543           45.0
 Consumer.................................        1,298             .5           1,330             .5
 Agricultural operating...................       22,370            8.4          18,413            6.5
 Commercial business......................        7,994            3.0           6,479            2.3
                                              ---------        --------       --------        -------
     Total adjustable rate loans..........      159,963           60.1         152,765           54.3
                                                -------         ------         -------         ------
     Total loans..........................      266,273          100.0%        281,231          100.0%
                                                                 ======                         =====

Less:
 Loans in process.........................        8,700                          7,738
 Deferred fees and discounts..............          553                            298
 Allowance for loan losses................        2,379                          2,909
                                              ---------                          -----
     Total loans, net.....................     $254,641                       $270,286
                                               ========                       ========

         The following table illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                    Real Estate
                       -----------------------------------
                                                                                      Agricultural           Commercial
                              Mortgage(1)    Construction         Consumer              Operating             Business
                       ------------------  ---------------    ------------------     -----------------     ----------------
                               Weighted           Weighted              Weighted              Weighted             Weighted
                                Average            Average               Average               Average              Average
                       Amount     Rate     Amount    Rate     Amount       Rate      Amount      Rate      Amount     Rate
                       ------     ----     ------    ----     ------       ----      ------      ----      ------     ----
                                                                  (Dollars in Thousands)
Due During
Years Ending
September 30,
1999(2) ..........    $85,770     8.54%   $22,955     9.44%   $10,253       9.65%   $33,639       9.70%   $16,206     9.77%
2000-2003 ........     40,649     8.19      8,955     8.52     12,441       9.65      2,912       9.04      5,132     9.52
2003 and following     36,762     7.82      1,080     9.16      3,545       9.86        683       8.91        249     8.27


                            Total
                    --------------------
                                Weighted
                                 Average
                    Amount        Rate
                    ------        ----
1999(2) ..........  $168,823       9.08%
2000-2003 ........    70,089       8.62
2003 and following    42,319       8.05


(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans. (2) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after September 30, 1999 which have predetermined interest rates is $77.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $130.2 million.

         One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 1998, the Company's one- to four-family residential mortgage loan portfolio totaled $85.8 million, or 30.5% of the Company's total gross loan portfolio. Approximately 25.8% of the Company's one- to four-family mortgage loans or 7.9% of the Company's gross loans have been purchased, generally from other financial institutions. See "--Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." At September 30, 1998, the average outstanding principal balance of a one- to four-family residential mortgage loan was $47,000.

         The Company offers fixed-rate and ARM loans. During the year ended September 30, 1998, the Company originated $4.3 million of adjustable-rate loans and $17.8 million of fixed-rate loans secured by one- to four-family residential real estate. The Company's one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

         The Company currently offers one, three and five year ARM loans with an initial interest rate margin over the yield on the corresponding U.S. Treasury Security. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. These loans generally provide for an annual cap of up to a 200 basis points and a lifetime cap of 600 basis points over the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. The Company's ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan. From time to time the Company may permit ARM loans to be assumed by qualified borrowers upon payment of an assumption fee. The Company qualifies ARM loan borrowers at the fully indexed rate. The Company's delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.

         Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market standards, i.e., Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") standards. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. The Company has historically retained its fixed-rate loans for its loan portfolio, however, from June 1996 through March 1998, the Company sold, with servicing retained, most of its fixed-rate loans with terms of 15 years or greater to FNMA. The Company recently suspended selling these loans due to limited opportunity for other types of investments or to purchase loans due to the present low interest rate environment. The Company may decide to sell loans in the future.

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

         Commercial and Multi-Family Real Estate Lending. The Company is also engaged in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and Northwest. The Company, in order to supplement its loan portfolio and consistent with management's objectives to expand the Company's commercial and multi-family loan portfolio, purchased $16.3 million, $26.8 million and $18.3 million of such loans during fiscal 1998, 1997 and 1996, respectively. However, due to a large number of prepayments and maturities of commercial and multi-family real estate loans during fiscal 1998 and 1997 as a result of a favorable interest rate environment, at September 30, 1998 and 1997, the Company had $66.8 million and $74.9 million, respectively, of commercial and multi-family real estate loans compared to $85.2 million at September 30, 1996. At September 30, 1998, $4.6 million, or 6.9% of the Company's commercial and multi-family real estate loans were non-performing. See " -- Non-Performing Assets, Other Loans of Concern and Classified Assets."

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

         At September 30, 1998, the Company's largest commercial and multi-family real estate loan was a $3.9 million participation loan secured by four nursing homes located in Minnesota. At fiscal year end this loan was more than 90 days delinquent. See "Business -- Non-Performing Assets, Other Loans of Concern and Classified Assets." The Company had three other commercial and/or multi-family loans in excess of $2.5 million at such date. All of these loans are currently performing in accordance with their terms. At September 30, 1998, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was $346,000.

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

         Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 1998, the Company's construction loan portfolio totaled $33.0 million, or 11.7% of the Company's total gross loan portfolio.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1998, the Company had $2.0 million of construction loans to borrowers intending to live in the properties upon completion of construction.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 24 months and have terms of up to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans range from 1% to 2%. At September 30, 1998, the Company did not have any construction loans to builders of one- to four-family residences.

         Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, hotels or other property, and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by the Company, except that during the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 1998, the Company had approximately $31.0 million of loans for the construction of commercial and multi-family real estate. This amount consisted of six loans totaling $5.0 million for the construction of apartment complexes, two loans totaling $7.8 million for the construction of assisted living facilities, nine loans totaling $17.5 million for the construction of commercial office buildings and two loans totaling $840,000 for the construction of hotels. All of these loans were performing in accordance with their terms at September 30, 1998.

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

         Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 1998, the Company had agricultural real estate loans secured by farmland of $10.5 million or 3.8% of the Company's gross loan portfolio. At the same date, $37.2 million, or 13.2% of the Company's gross loan portfolio, consisted of secured loans related to agricultural operations.

         Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 1998, the average outstanding principal balance of an agricultural operating loan held by the Company was $43,000. At September 30, 1998, $1.7 million, or 4.7%, of the Company's agricultural operating loans were non-performing.

         Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first three years, adjusting annually thereafter. In addition, such loans generally provide for a ten year term based on a 20 year amortization schedule. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 80% of the value of the property securing the loan. At September 30, 1998, none of the Company's agricultural real estate portfolio was non-performing.

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

         Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the farmer with the use of futures contracts or options to provide a "floor" below which prices will not fall. The Company generally does not monitor or require the use by borrowers of future contracts or options.

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

         Consumer Lending. The Company offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, federally guaranteed student loans, and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 1998, the Company's consumer loan portfolio totaled $26.2 million, or 9.3% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 1998, substantially all were short- and intermediate-term, fixed-rate loans.

         The largest component of the Company's consumer loan portfolio consists of home equity loans and lines of credit. Substantially all of the Company's home equity loans and lines of credit are secured by second mortgages on principal residences. The Company will lend amounts which, together with all prior liens, may be up to 100% of the appraised value of the property securing the loan. Home equity loans and lines of credit have maximum terms of up to 15 years and 10 years, respectively.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1998, $149,000 or .6% of the Company's consumer loan portfolio was non-performing.

Commercial Business Lending. The Company also originates commercial business loans. The Company offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals. Most of the Company's commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 1998, $21.6 million, or 7.7% of the Company's total gross loan portfolio was comprised of commercial business loans.

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

         The largest commercial business loan outstanding at September 30, 1998 was a $5.1 million warehouse line of credit secured by the assignment of automobile contracts. The next largest commercial business loan outstanding at September 30, 1998 was a $2.7 million participation loan secured by marketable securities and escrowed operating revenues with a remaining term to maturity of three years. These loans are currently performing in accordance with their terms. The Company had no other commercial business loans outstanding in excess of $1.0 million at September 30, 1998. At September 30, 1998, the average outstanding principal balance of a commercial business loan held by the Company was $61,000.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets and personal guarantees.
However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 1998, $209,000 or 1.0% of the Company's commercial business loan portfolio was non-performing.

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

         The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 1998, there were no loans outstanding sold with recourse. When loans are sold, with the exception of student loans, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services mortgage loans that it originated and sold totaling $11.0 million at September 30, 1998, of which $6.8 million were sold to FNMA and $4.2 million were sold to others.

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

                                                   Year Ended September 30,
                                               ---------------------------------
                                                 1996          1997        1998
                                               ---------     -------     -------
                                                          (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family .......    $  10,554     $  7,875    $  4,356
              - commercial and multi-family        2,869        4,873       8,543
              - agricultural real estate ..        2,244         --         1,808
  Non-real estate - consumer ..............          948          931         745
                  - commercial business ...        2,629        9,998       7,459
                  - agricultural operating        12,052       27,469      20,905
                                               ---------     --------    --------
         Total adjustable-rate ............       31,296       51,146      43,816

 Fixed rate:
  Real estate - one- to four-family .......        6,213        7,260      17,775
              - commercial and multi-family        3,065        4,214       7,756
              - agricultural real estate ..        1,561        2,581       2,576
  Non-real estate - consumer ..............       16,899       23,688      20,172
                  - commercial business ...        8,812       19,127      29,437
                  - agricultural operating        22,781       27,635      25,716
                                               ---------     --------    --------
         Total fixed-rate .................       59,331       84,505     103,432
                                               ---------     --------    --------

         Total loans originated ...........       90,627      135,651     147,248

Purchases:
Real estate- one-to-four-family ...........         --           --        15,933
          - commercial and multi-family ...       18,252       26,766      16,324
  Non-real estate - commercial business ...        6,723        3,053       4,290
              - agricultural operating ....         --           --           400
                                               ---------     --------    --------
                                                  24,975       29,819      36,947
  Loans from Iowa Savings acquisition .....       16,734         --          --
  Loans from Security acquisition .........       21,005         --          --
                                               ---------     --------    --------
         Total loans ......................       62,714       29,819      36,947
  Total mortgage-backed securities ........       23,406       16,417      39,409
                                               ---------     --------    --------
         Total purchased ..................       86,120       46,236      76,356

Sales and Repayments:
  Real estate - one- to four-family .......          560        3,324       5,613
  Non-real estate - consumer ..............          504          268        --
                                               ---------     --------    --------
         Total loans ......................        1,064        3,592       5,613
  Mortgage-backed securities ..............         --           --         5,916
                                               ---------     --------    --------
         Total sales ......................        1,064        3,592      11,529
                                               ---------     --------    --------
  Loan principal repayments ...............       91,900      144,364     163,435
  Mortgage-backed securities repayments ...        8,834        7,969      15,713
                                               ---------     --------    --------
  Total principal repayments ..............      100,734      152,333     179,148
                                               ---------     --------    --------
         Total reductions .................      101,798      155,925     190,677
Increase (decrease) in other items, net ...         (673)         370          60
                                               ---------     --------    --------
         Net increase (decrease) ..........    $  74,276     $ 26,332    $ 32,987
                                               =========     ========    ========

         The following table shows the Company's purchased whole real estate loans and real estate loan participations by state and amount held in the loan portfolio at September 30, 1998. The Company also purchases commercial business loans. At September 30, 1998, the Company's portfolio of purchased commercial business loans totaled $5.4 million.

                        One- to Four-Family Loans             Commercial and Multi-Family                 Construction Loans
                    ----------------------------------   -------------------------------------   -----------------------------------
                                            Percent of                        Percent of total                            Percent of
                                 Number     total One-                 Number    Commercial                   Number        total
                                   of         to Four                    of     and Multi-                     of       Construction
    Location         Balance      Loans        Family      Balance      Loans   Family Loans     Balance      Loans          Loan
    --------         -------      -----        ------      -------      -----   ------------     -------      -----          ----
                                                                 (Dollars in Thousands)

Arizona..........  $      97         4          .11%    $     479         1          .72%      $ 1,200           1           3.64%
California.......        195        15          .23           ---       ---          ---           ---         ---            ---
Colorado.........         39         5          .05           494         1          .74           839           2           2.54
Connecticut......        884        41         1.03           ---       ---          ---           ---         ---            ---
Florida..........         12         1          .01           ---       ---          ---           ---         ---            ---
Illinois.........        ---       ---          ---           789         3         1.18           ---         ---            ---
Indiana..........        ---       ---          ---           525         1          .79           ---         ---            ---
Iowa.............        522        42          .61         2,872         7         4.30           500           1           1.52
Minnesota........        ---       ---          ---         6,810        11        10.19         5,608           3          17.00
Missouri.........      1,065        22         1.24         1,117         6         1.67           ---         ---            ---
Nebraska.........        191        13          .22           411         1          .61         1,781           1           5.40
Nevada...........        ---       ---          ---         1,067         2         1.60           ---         ---            ---
New Mexico.......        ---       ---          ---           ---       ---          ---         5,275           1          15.99
New York.........      1,945        90         2.27           ---       ---          ---           ---         ---            ---
North Dakota.....         95        14          .11         3,521         9         5.27           900           1           2.73
Ohio.............        126         4          .15           ---       ---          ---           ---         ---            ---
South Dakota.....        722        50          .84         4,321         7         6.46         1,320           2           4.00
Texas............      1,399        38         1.63           286         1          .43           ---         ---            ---
Washington.......     14,667        53        17.09         5,864         3         8.77         7,840           3          23.76
Wisconsin........        ---       ---          ---         8,716        13        13.03         5,392           5          16.34
Wyoming..........        136         7          .16           ---       ---          ---           ---         ---            ---
                   ---------       ---        -----      --------       ---        -----      --------         ---          -----
  Total..........  $  22,095       399        25.75%     $ 37,272        66        55.76%     $ 30,655          20          92.92%
                   =========       ===        =====      ========        ==        =====      ========          ==          =====

                          Total Purchased Loans
                    -----------------------------------

                                  Number        Percent
                                    of         of Total
                    Balance        Loans         Loans
                    -------        -----         -----
Arizona..........  $ 1,776           6             .63%
California.......      195          15             .07
Colorado.........    1,372           8             .49
Connecticut......      884          41             .31
Florida..........       12           1             ---
Illinois.........      789           3             .28
Indiana..........      525           1             .19
Iowa.............    3,894          50            1.38
Minnesota........   12,418          14            4.42
Missouri.........    2,182          28             .78
Nebraska.........    2,383          15             .85
Nevada...........    1,067           2             .38
New Mexico.......    5,275           1            1.88
New York.........    1,945          90             .69
North Dakota.....    4,516          24            1.60
Ohio.............      126           4             .04
South Dakota.....    6,363          59            2.26
Texas............    1,685          39             .60
Washington.......   28,371          59           10.09
Wisconsin........   14,108          18            5.02
Wyoming..........      136           7             .05
                   -------         ---           -----
  Total..........  $90,022         485           32.01%
                   =======         ===           =====

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

         The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 1998.

                                                                         Loans Delinquent For:
                                    ---------------------------------------------------------------------------------------------
                                              30-59 Days                     60-89 Days                 90 Days and Over
                                    -----------------------------   -----------------------------      --------------------------
                                                         Percent                         Percent                         Percent
                                                            of                              of                              of
                                     Number    Amount    Category    Number    Amount    Category      Number   Amount   Category
                                     ------    ------    --------    ------    ------    --------      ------   ------   --------
                                           (Dollars in Thousands)
Real Estate:
  One- to four-family............      51     $ 1,924       2.2%        9     $   308         .4%         9     $   338         .4%
  Commercial and multi-family....       5       2,869       4.3         2       1,836        2.7          8       4,635        6.9
  Agricultural real estate.......       1          72        .7        --         ---        ---         --         ---        ---
Consumer.........................      56         452       1.7        24         211         .8         24         149         .6
Agricultural operating...........      13         610       1.6        16         843        2.3         41       1,738        4.7
Commercial business..............      19         810       3.8        13         377        1.7         11         209        1.0
                                      ---     -------                 ---     -------                    --      ------
    Total........................     145     $ 6,737       2.4%       64     $ 3,575        1.3%        93      $7,069        2.5%
                                      ===     =======                 ===     =======                    ==      ======

         Delinquencies 90 days and over constituted 2.5% of total loans and 1.7% of total assets.

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

                                                                      September 30,
                                                 --------------------------------------------------------
                                                  1994        1995        1996        1997         1998
                                                 -------     ------       ------    -------       -------
                                                               (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.......................     $   311     $   127      $  347    $   444       $   298
  Commercial and multi-family...............         302         199       1,623      1,692           777
  Agricultural real estate..................         137          46         127        ---           ---
  Consumer..................................         105         206         331        246           142
  Agricultural operating....................          78         100         184        289         1,738
  Commercial business.......................          38          48          33        204           209
                                                 -------     -------    --------     ------       -------
     Total non-accruing loans...............         971         726       2,645      2,875         3,164
                                                 -------     -------      ------     ------        ------

Accruing loans delinquent
  90 days or more...........................         ---         ---         177        282         3,905
                                               ---------   ---------     -------     ------       -------
     Total non-performing loans.............         971         726       2,822      3,157         7,069
                                                 -------     -------      ------      -----       -------

 Foreclosed assets:
  One- to four-family.......................         ---          48          75         85            19
  Commercial real estate....................         ---         ---         ---         67         1,324
  Consumer..................................         ---         ---           8        ---            19
  Commercial business.......................         ---         ---           9          4           ---
                                                 -------    --------    --------  ---------     ---------
     Total..................................         ---          48          92        156         1,362
 Less:  Allowance for losses................         ---         ---           5        ---           299
                                                 -------     -------    --------   --------     ---------
     Total..................................         ---          48          87        156         1,063
                                                 -------     -------     -------     ------      --------

Total non-performing assets.................     $   971     $   774    $  2,909   $  3,313      $  8,132
                                                 =======     =======    ========   ========      ========
Total as a percentage of total
 assets.....................................        .35%        .29%        .75%       .82%         1.94%
                                                 ======      ======      ======     ======        ======

         For the year ended September 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $385,000, of which none was included in interest income.

         Non-accruing Loans. At September 30, 1998, the Company had $3.2 million in non-accruing loans, which constituted 1.1% of the Company's gross loan portfolio. At such date, there were no non-accruing loans or aggregate non-accruing loans to one borrower in excess of $300,000 in net book value, except as described below.

         Non-accruing loans at September 30, 1998 included a commercial real estate participation loan in the amount of $509,000 secured by a shopping center located in North Dakota. In addition, non-accruing loans included an agricultural operating loan in the amount of $837,000 that, subsequent to September 30, 1998, was restructured to provide additional collateral and the payment of all accrued interest. Also included in non-accruing loans was an agricultural operating loan in the amount of $404,000 that is in process of being restructured.

         The balance of non-accruing commercial and multi-family real estate loans declined at September 30, 1998 primarily as a result of the foreclosure by the Company on a $1.6 million loan secured by a 104 unit apartment complex located in Wisconsin. The Company has a 58% participation interest in this property, which is in the process of being sold. See "-- Foreclosed Assets" below.

         Accruing Loans Delinquent 90 Days or More. At September 30, 1998, accruing loans delinquent 90 days or more included a $3.9 million commercial real estate participation loan secured by four nursing homes. Subsequent to fiscal year end, the loan was refinanced with a reduction of the loan balance to approximately $1.0 million and all accrued interest was paid at that time. The new loan is secured by one nursing home located in Minnesota.

         Foreclosed Assets. At September 30, 1998, the Company had $1.1 million of net foreclosed assets. Substantially all of the Company's foreclosed property at September 30, 1998 consisted of the 104 unit apartment complex discussed under "Non-accruing Loans" above.

         Other Loans of Concern. At September 30, 1998, there were loans totaling $3.9 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of two commercial real estate loans totaling $1.1 million, eight one- to four-family residential mortgage loans totaling $299,000, nine commercial business loans totaling $473,000, twenty agricultural operating loans totaling $1.9 million and four consumer loans totaling $84,000.

         Commercial real estate loans of concern at September 30, 1998 included a $1,072,000 participation loan secured by an apartment complex located in Wisconsin. This loan was delinquent 89 days at that date. The borrower is in process of obtaining financing which would be used to repay this loan in full, including accrued interest.

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

         On the basis of management's review of its assets, at September 30, 1998, the Company had classified a total of $6.4 million of its assets as substandard, $835,000 as doubtful and none as loss.

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

         Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to historically low commodity prices. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. However, an extended period of low commodity prices could result in weakness of the Company's agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to provision for loan losses.

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

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                             Year Ended September 30,
                                                             ---------------------------------------------------------
                                                               1994        1995        1996        1997        1998
                                                             -------    --------    --------    --------    ---------
                                                                             (Dollars in Thousands)
Balance at beginning of period..........................      $  825    $  1,442    $  1,650    $  2,356    $  2,379
Brookings acquisition...................................         518         ---         ---         ---         ---
Iowa Savings acquisition................................         ---         ---         132         ---         ---
Security acquisition....................................         ---         ---         563         ---         ---

Charge-offs:
  One-to four-family....................................         ---         ---         ---         ---       (103)
  Agricultural operating ...............................         ---         ---         ---         ---       (595)
  Commercial and multi-family...........................         ---        (30)        (35)         (2)       (299)
  Consumer..............................................         (6)        (12)        (54)        (66)       (152)
  Commercial business...................................         ---         ---         ---        (55)        (17)
                                                             -------    --------    --------    -------    ---------
    Total charge-offs...................................         (6)        (42)        (89)       (123)     (1,166)
Recoveries:
 Consumer...............................................         ---         ---         ---         ---          17
 Commercial business....................................         ---         ---         ---         ---           5
  Commercial and multi-family...........................         ---         ---         ---           2         ---
 Agricultural operating.................................         ---         ---         ---          24          11
                                                             -------     -------     -------      ------    --------
    Total recoveries....................................         ---         ---         ---          26          33
                                                             -------     -------     -------      ------    --------

    Net charge-offs.....................................         (6)        (42)        (89)        (97)     (1,133)

Additions charged to operations.........................         105         250         100         120       1,663
                                                              ------    --------     -------      ------      ------
Balance at end of period................................    $  1,442    $  1,650    $  2,356    $  2,379    $  2,909
                                                            ========    ========    ========    ========    ========

Ratio of net charge-offs during the period to average
loans outstanding during the period.....................        .01%        .03%        .04%        .04%       .44 %
                                                              =====      ======       =====       =====      =====

Ratio of net charge-offs during
 the period to average non-
 performing assets......................................        .54%       5.08%       5.30%       4.46%      21.50%
                                                              =====     =======        ====        ====       =====


         For each of the periods indicated in the table above, the additions charged to operations (provision for loan losses) were relatively constant, except for fiscal 1998. For more information on the provision for loan losses, see 'Management's Discussion and Analysis - Results of Operations" in the Annual Report.

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                        September 30,
                                           1994                             1995                          1996
                                   ------------------------        ------------------------        --------------------
                                                    Percent                        Percent                      Percent
                                                   of Loans                       of Loans                     of Loans
                                                    in Each                        in Each                      in Each
                                                   Category                       Category                     Category
                                                    to Total                       to Total                     to Total
                                   Amount            Loans          Amount            Loans        Amount         Loans
                                   ------            -----          ------            -----        ------         -----
                                                                     (Dollars in Thousands)

One- to four-family........        $  166            34.32%        $   172            30.36%       $  235         31.54%
Commercial and multi-
  family real estate.......           449            37.29             551            38.92           639         34.23
Agricultural real estate...            81             5.02              70             3.72           138          4.45
Construction...............            77             6.38             134             9.47            59          3.14
Consumer...................           106             6.59             145             6.89           270          8.21
Agricultural operating.....           166             4.84             208             6.31           531         12.21
Commercial business........           134             5.56             123             4.33           271          6.22
Unallocated................           263              ---             247              ---           213           ---
                                   ------           ------         -------           -------       ------        ------

     Total.................        $1,442           100.00%        $ 1,650           100.00%       $2,356        100.00%
                                   ======           ======         =======           ======        ======        ======

                                              1997                         1998
                                     ------------------------    -------------------------
                                                      Percent                      Percent
                                                     of Loans                     of Loans
                                                     in Each                       in Each
                                                     Category                     Category
                                                     to Total                     to Total
                                      Amount           Loans       Amount           Loans
                                      ------            -----      ------           -----

One- to four-family........         $   222            27.75%    $   257            30.50%
 Commercial and multi-
  family real estate.......             712            28.12         602            23.77
Agricultural real estate...             117             4.41         132             3.75
Construction...............             106             7.99         165            11.73
Consumer...................             289            10.29         277             9.33
Agricultural operating.....             580            14.51       1,024            13.24
Commercial business........             277             6.93         324             7.68
Unallocated................              76              ---         128              ---
                                    -------           ------      ------           ------

     Total.................          $2,379           100.00%     $2,909           100.00%
                                     ======           ======      =======          ======


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

         As of September 30, 1998, the Company's entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company's investment and mortgage-backed securities portfolios, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

         Investment Securities. It is the Company's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, corporate debt securities and overnight federal funds.

         The following table sets forth the carrying value of the Company's investment security portfolio, excluding mortgage-backed securities, at the dates indicated.

                                                                              September 30,
                                                           -----------------------------------------------
                                                                 1996             1997             1998
                                                           --------------   --------------    ------------
                                                                              (In Thousands)
Investment Securities:
 Trust preferred securities(1)..........................   $          ---   $          ---    $     27,256
 U.S. government securities..............................           6,178            2,956             757
 Federal agency obligations..............................          63,032           65,529          27,015
 Corporate bonds.........................................             202              ---             ---
 Municipal bonds.........................................           1,392            1,390           1,341
 Equity investments......................................           1,433            1,255           1,230
 FHLMC preferred stock...................................           1,598              336             427
 FNMA common stock.......................................              70               94             129
                                                                ---------       ----------      ----------
     Subtotal............................................          73,905           71,560          58,155

FHLB stock...............................................           5,525            5,629           5,506
                                                                 --------          -------       ---------

     Total investment securities and FHLB stock..........      $   79,430       $   77,189      $   63,661
                                                               ==========       ==========      ==========
Other Interest-Earning Assets:
  Interest bearing deposits in other financial institutions
  and Federal Funds sold.................................      $   13,892        $  12,177       $   5,818
                                                               ==========        =========       =========

(1) Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company's total equity. The name and the aggregate market value of securities of each individual issuer are as follows, as of September 30, 1998: PNC Capital Trust - $4.89 million ; KeyCorp Capital I - $4.86 million; Huntington Capital II - $4.85 million; BankBoston Capital Trust IV - $4.83 million; BankAmerica Capital III - $4.82 million.

         The composition and maturities of the Company's  investment  securities
portfolio,   excluding  equity  securities,   FHLB  stock  and   mortgage-backed
securities, are indicated in the following table.

                                                                 September 30, 1998
                                     ------------------------------------------------------------------------
                                                   After 1      After 5
                                                    Year         Years
                                     1 Year or     Through      Through       After        Total Investment
                                       Less        5 Years     10 Years     10 Years          Securities
                                     -------     ---------    ---------     --------     --------------------
                                     Carrying     Carrying     Carrying     Carrying     Amortized     Market
                                       Value        Value        Value        Value        Cost         Value
                                       -----        -----        -----        -----        ----         -----
                                                              (Dollars in Thousands)

Trust preferred securities.......     $    ---     $    ---     $    ---    $ 27,256     $ 27,638     $ 27,256
Municipal bonds..................           61          903          377         ---        1,307        1,341
U.S. government securities.......          757          ---          ---         ---          749          757
Federal agency obligations.......          749       10,707       15,559         ---       26,236       27,015
                                      --------     --------     --------    --------     --------     --------

Total investment securities......     $  1,567     $ 11,610     $ 15,936    $ 27,256     $ 55,930     $ 56,369
                                      ========     ========     ========    ========     ========     ========

Weighted average yield...........        5.88%        5.76%        7.10%       6.66%        6.58%        6.58%

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

         CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 1998, the Company held CMOs totaling $11.3 million, all of which were secured by underlying collateral issued under government-sponsored agency programs or residential real estate mortgage loans. Premiums associated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

         At September 30, 1998, $59.5 million or 95.4% of the Company's mortgage-backed securities portfolio had fixed rates of interest and $2.9 million or 4.6% of such portfolio had adjustable rates of interest.

         Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1998, $36.6 million or 58.7% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

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

         The following table sets forth the carrying value of the Company's mortgage-backed securities at the dates indicated.


                                                                                    September 30,
                                                                     ------------------------------------------
                                                                       1996              1997             1998
                                                                     -------          --------       ----------
                                                                                   (In Thousands)

GNMA......................................................           $ 6,392           $20,925          $42,951
CMO.......................................................             4,637             3,832           11,283
FHLMC.....................................................             4,740             3,813            2,827
FNMA......................................................            18,711            14,939            4,711
Privately Issued Mortgage Pass-Through Certificates.......             1,106               916              682
                                                                     -------          --------       ----------

     Total................................................           $35,586           $44,425          $62,454
                                                                     =======           =======          =======


         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1998. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                      Due in
                                                 ---------------------------------------------------
                                                               After 1        After 5                   September 30,
                                                                Year           Years                         1998
                                                 1 Year or    Through        Through         After          Balance
                                                   Less        5 Years       10 Years       10 Years      Outstanding
                                                 --------     --------       --------       -------       -----------
                                                                         (Dollars in Thousands)
GNMA.....................................        $   ---       $    ---      $      ---      $42,951          $42,951
CMO......................................            ---            ---             448       10,835           11,283
FHLMC....................................            ---            353           1,145        1,329            2,827
FNMA.....................................            233            223              67        4,188            4,711
Privately Issued Mortgage
  Pass-Through Certificates(1)...........            ---            ---             ---          682              682
                                                 -------       --------      ----------    ---------        ---------

     Total...............................         $  233        $   576       $   1,660      $59,985          $62,454
                                                  ======        =======       ==========     =======          =======

Weighted average yield...................          7.47%          9.38%           8.58%        6.99%            7.06%

(1) This security is rated AA by a nationally recognized rating agency.

         At September 30, 1998, the contractual maturity of 96% of all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

         The following table sets forth the savings flows at the Company during the periods indicated.

                                                Year Ended September 30,
                                      -----------------------------------------
                                         1996            1997            1998
                                      ---------       ---------       ---------
                                                 (Dollars in Thousands)
Opening balance .................     $ 171,793       $ 233,406       $ 246,116
Deposits acquired from:
  Iowa Savings ..................        15,642            --              --
  Security ......................        27,718            --              --
Deposits ........................       360,606         543,824         615,028
Withdrawals .....................      (350,626)       (541,351)       (589,176)
Interest credited ...............         8,273          10,237          11,890
                                      ---------       ---------       ---------

 Ending balance .................     $ 233,406       $ 246,116       $ 283,858
                                      =========       =========       =========

Net increase (decrease) .........     $  61,613       $  12,710       $  37,742
                                      =========       =========       =========

Percent increase (decrease) .....         35.86%           5.45%        15.34 %
                                      =========       =========       =========


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                    Year Ended September 30,
                                          ------------------------------------------------------------------------------
                                                   1996                       1997                        1998
                                          ----------------------     -----------------------     -----------------------
                                                        Percent                    Percent                      Percent
                                           Amount       of Total       Amount      of Total       Amount        of Total
                                           ------       --------       ------      --------       ------        --------
                                                                  (Dollars in Thousands)
Transactions and Savings
Deposits:
Commercial Demand...................      $  5,453         2.34%      $  5,572         2.26%       $ 4,971          1.75%
Passbook Accounts...................        18,278         7.83         21,562         8.76         18,610          6.56
NOW Accounts........................        16,087         6.89         16,408         6.67         16,637          5.86
Money Market Accounts...............        14,994         6.42         11,869         4.82         22,509          7.93
                                          --------       ------       --------       ------       --------        ------

Total Non-Certificate...............        54,812        23.48         55,411        22.51         62,727         22.10
                                          --------       ------       --------       ------       --------        ------

Certificates:

Variable............................         3,154         1.35          1,259          .51            559           .20
 0.00 - 3.99%.......................           342          .15            202          .08             95           .03
 4.00 -  5.99%......................       123,835        53.06        129,409        52.58        130,729         46.05
 6.00 -  7.99%......................        47,987        20.56         56,515        22.97         87,940         30.98
 8.00 -  9.99%......................         3,276         1.40          3,320         1.35          1,808           .64
                                           --------       ------       --------       ------       --------        ------

Total Certificates..................       178,594        76.52        190,705        77.49        221,131         77.90
                                          --------       ------       --------       ------       --------        ------
Total Deposits......................      $233,406       100.00%      $246,116       100.00%      $283,858        100.00%
                                          ========       ======       ========       ======       ========        ======

         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1998.

                                                    0.00-           4.00-       6.00-       8.00-                   Percent
                               Variable             3.99%           5.99%       7.99%       9.99%      Total        of Total
                               --------             -----           -----       -----       -----      -----        --------
                                                                  (Dollars in Thousands)
Certificate accounts
maturing in
quarter ending:
December 31, 1998                  $138             $74            $ 30,083     $13,247     $  402     $ 43,944         19.87 %
March 31, 1999 ...                   71              --              23,904       9,305      1,046       34,326         15.52
June 30, 1999 ....                   23              --              18,618      15,853        317       34,811         15.74
September 30, 1999                   63              --              14,946      15,005         40       30,054         13.59
December 31, 1999                   112              --               8,337       8,477          3       16,929          7.66
March 31, 2000 ...                  152              --              11,347       4,083         --       15,582          7.05
June 30, 2000 ....                  --               --               8,529       8,130         --       16,659          7.53
September 30, 2000                  --               --               7,322       3,869         --       11,191          5.06
December 31, 2000                   --               --               1,264       1,648         --        2,912          1.32
March 31, 2001 ...                  --               --               1,730         908         --        2,638          1.19
June 30, 2001 ....                  --               --               1,194       1,939         --        3,133          1.42
September 30, 2001                  --               --               1,186       1,452         --        2,638          1.19
 Thereafter ......                  --               21               2,269       4,024         --        6,314          2.86
                                   ----             ---            --------     -------     ------     --------        ------

 Total ...........                 $559             $95            $130,729     $87,940     $1,808     $221,131        100.00%
                                   ====             ===            ========     =======     ======     ========        ======

 Percent of total                   .25%            .04%              59.12%      39.77%       .82%      100.00%
                                    ===             ===            =======      =======     ======     ========

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1998.

                                                                                Maturity
                                                       ------------------------------------------------------------
                                                                       After      After
                                                       3 Months       3 to 6     6 to 12       After
                                                       or Less        Months      Months     12 months      Total
                                                       -------        ------      ------     ---------      -----
                                                                           (In Thousands)

Certificates of deposit less than $100,000.......      $ 38,639      $30,693   $ 61,126      $ 76,490      $206,948

Certificates of deposit of $100,000 or more......         5,305        3,633      3,739         1,506        14,183
                                                       -------       -------   --------      ---------     ---------

Total certificates of deposit....................      $ 43,944      $34,326   $ 64,865      $ 77,996      $221,131 (1)
                                                       =========     ========  ========      =========     ========

(1) Includes deposits from governmental and other public entities totaling $4.3 million.

         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

         The Company's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1998, the Company had $85.3 million of advances from the FHLB of Des Moines and the ability to borrow up to an additional $51.3 million. All of the Company's advances currently carry fixed rates, except a $10 million line of credit which adjusts daily. At September 30, 1998, advances totaling $21.6 million (including the line of credit) had terms to maturity of one year or less. The remaining $63.7 million had maturities ranging up to 9 years.

         From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 1998, the Company had approximately $4.1 million of retail repurchase agreements outstanding.

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

                                                                           Year Ended September 30,
                                                                   -------------------------------------
                                                                    1996           1997          1998
                                                                    ----           ----          ----
                                                                             (In Thousands)
Maximum Balance:
  FHLB advances.............................................       $110,491      $107,426       $109,766
  Retail repurchase agreements..............................          2,790         2,790          4,075
  Other borrowings..........................................          1,400(1)      2,900          2,100

Average Balance:
  FHLB advances.............................................       $ 69,265      $ 80,685       $ 95,328
  Retail repurchase agreements..............................          2,198         2,285          2,916
  Other borrowings..........................................            ---         1,258            557


(1) Acquired on September 30, 1996 in connection with the acquisition of Security.

         The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                                                             At September 30,
                                                                    -----------------------------------
                                                                     1996          1997         1998
                                                                    --------     --------     ---------
                                                                           (Dollars in Thousands)
FHLB advances................................................       $102,288     $107,426      $ 85,264
Retail repurchase agreements.................................          2,790        1,800         4,075
Other borrowings.............................................          1,400        2,900           550
                                                                    --------     --------     ---------

     Total borrowings........................................       $106,478     $112,126      $ 89,889
                                                                    ========     ========      ========

Weighted average interest rate of FHLB advances..............          5.81%        5.86%         5.91%

Weighted average interest rate of retail repurchase
 agreements..................................................          5.52%        5.79%         5.71%

Weighted average interest rate of other borrowings...........          5.40%        5.55%         5.45%

Subsidiary Activities

         The only subsidiaries of the Company are First Federal and Security. First Federal has one service subsidiary, First Services Financial Limited ("First Services"). At September 30, 1998, the net book value of First Federal's investment in First Services was approximately $766,000. Security does not have any subsidiaries.

         First Federal organized First Services, its sole service corporation, in 1983. First Services is located in Storm Lake, Iowa and offers mutual funds and, in some locations, insurance products and annuities. In addition, Brookings Service Corporation ("BSC"), a subsidiary of First Services, offers full brokerage services through PrimeVest Financial Services, Inc., a third party vendor. First Services, together with its subsidiary BSC, recognized a net loss of $1,000 during fiscal 1998.

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

         Federal Regulation of Financial Institutions. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of July 23, 1998. When these examinations are conducted by the OTS, the examiners may require First Federal to provide for higher general or specific loan loss reserves. Security is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of April 20, 1998.

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

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Security is subject to such restrictions under state law as administered by the ISB. Federal savings associations are also generally authorized to branch nationwide whereas Iowa chartered banks such as Security are limited to establishing branches in the counties contiguous to the county where their home office is located. At September 30, 1998, First Federal and Security were in compliance with the noted restrictions.

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Security is subject to similar restrictions. At September 30, 1998, First Federal's and Security's lending limit under these restrictions was $5.0 million and $932,000, respectively. First Federal and Security are in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% of deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 1998, each of First Federal and Security met the capital requirements of a "well capitalized" institution and were not subject to any assessment See Note 15 of Notes to Consolidated Financial Statements in the Annual Report.

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

         Prior to the enactment of the legislation recapitalizing the SAIF in 1996, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as First Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions is approximately a 6 basis points assessment on SAIF deposits and a 1 basis point assessment on BIF deposits until BIF insured institutions participate fully in the assessment.

         Regulatory Capital Requirements. Federally insured financial institutions, such as First Federal and Security, are required to maintain a minimum level of regulatory capital. These capital requirements mandate that an institution maintain at least the following ratios: (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk weighted assets ratio of 4% and (3) a risk based capital to risk-weighted assets ratio of 8%. Capital requirements in excess of these standards may be imposed on individual institutions on a case-by-case basis. See Note 15 of Notes to Consolidated Financial Statements in the Annual Report.

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

         The imposition of any of these measures on First Federal or Security may have a substantial adverse effect on Company's operations and profitability. First Midwest shareholders do not have preemptive rights, and therefore, if First Midwest is directed by the OTS, the FRB or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in shareholders percentage of ownership of First Midwest.

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

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS, as well as FDIC, approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "Regulatory Capital Requirements."

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

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related loans and investments. At September 30, 1998, First Federal met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL within one year and thereafter remains a QTL, or limits its new investments and activities to those permissible for both a savings association and a national bank. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends and branching authority. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.

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

         Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

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

         Interstate Banking and Branching. The FRB may approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state or if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Iowa has adopted a five year minimum existence requirement. States are authorized to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

         The federal banking agencies are also generally authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state. Interstate acquisitions of branches or the establishment of a new branch is permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above. Iowa permits interstate branching only by merger.

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

         As members of the FHLB System, First Federal and Security are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1998, the Banks had in the aggregate $5.5 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 1998, dividends paid by the FHLB of Des Moines to First Federal and Security totaled $370,000. Over the past five calendar years such dividends have averaged 7.3% and were 6.7% for the first three quarters of the calendar year 1998.

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

         In August 1996, legislation was enacted that repeals the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At September 30, 1998, First Federal's post-1987 excess reserves amounted to approximately $1.5 million. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

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

         To the extent earnings appropriated to a savings bank's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank's supplemental reserves for
losses  on  loans   ("Excess"),   such  Excess  may  not,  without  adverse  tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1998, First Federal's Excess for tax purposes totaled approximately $6.8 million.

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

         The Company serves Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac counties in Iowa and Brookings County in South Dakota. There are 31 commercial banks, four savings banks, other than First Federal, and one credit union which compete for deposits and loans in the First Federal's primary market area in northwest Iowa and eight commercial banks, one savings bank, other than First Federal, and one credit union which compete for deposits and loans in First Federal's market area in South Dakota. In addition, there are twelve commercial banks in Security's primary market area in west central Iowa. First Federal recently entered the Des Moines, Iowa market area as a result of the acquisition of Iowa Savings and competes for deposits and loans with numerous financial institutions located throughout the metropolitan area.

Employees

         At September 30, 1998, the Company and its subsidiaries had a total of 118 employees, including 16 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         Fred A. Stevens - Mr. Stevens, age 51, is Senior Vice President of First Federal. In addition, Mr. Stevens serves as President and a director of First Services Financial Limited. Mr. Stevens is primarily involved with residential and consumer lending, collections and business development. Mr. Stevens joined First Federal in 1974 as a loan officer, was elected Vice President in 1982, and Senior Vice President in 1986. He was elected Executive Vice President and Chief Operating Officer in 1989, Corporate Secretary in 1990, and Trust Officer in 1992. Mr. Stevens was elected to his current position in September 1998. Mr. Stevens is a former President of the Storm Lake Chamber of Commerce and the Storm Lake Rotary Club. Mr. Stevens received his Bachelor of Science degree from Westmar College, Le Mars, Iowa.

         Donald J. Winchell - Mr. Winchell, age 46, serves as Senior Vice President, Treasurer and Chief Financial Officer of First Midwest and First Federal, and is responsible for the formulation and implementation of policies and objectives for First Federal's finance, accounting, data processing and audit functions. His duties include financial planning, interest rate risk management, accounting, investments, financial policy development and compliance, budgeting, asset/liability management, internal controls, and data processing systems and procedures. Mr. Winchell also serves as Treasurer of First Services Financial Limited and Brookings Service Corporation. Mr. Winchell joined First Federal in 1989 as Vice President and Chief Financial Officer, was appointed Treasurer in 1990, and Senior Vice President in 1992. Prior to joining First Federal, Mr. Winchell served as Senior Vice President and Chief Financial Officer of Midwest Federal Savings and Loan Association of Nebraska City, Nebraska since 1981. Mr. Winchell received a Bachelor of Science degree and a Bachelor of Business Administration degree from Washburn University, Topeka, Kansas. Mr. Winchell is a certified public accountant.

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

         The Company owns all of its offices, except for the branch office located at Storm Lake Plaza, Storm Lake, Iowa as to which the land is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1998 was $4.0 million. See Note 8 of Notes to Consolidated Financial Statements in the Annual Report.

         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Banks. In November 1996, the Company purchased an existing building located in West Des Moines, Iowa. In March 1998, the facility opened as an additional office of the Iowa Savings Bank Division of First Federal.

         The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1998 was approximately $286,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Shareholder Matters

         Page 56 of the attached 1998 Annual Report to Shareholders is herein incorporated by reference.

Item 6.           Selected Financial Data

         Page 10 of the attached 1998 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis or Financial Condition and Results of Operation


         Pages 11 through 22 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

         Pages 17 through 19 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

Item 8.           Financial Statements and Supplementary Data

         Pages 23 through 53 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held in January 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning executive officers of the Company are incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year, and from the information set forth under the caption "Executive Officers of the Company Who Are Not Directors" contained in Part I of this Form 10-K.

Compliance with Section 16(a)

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following is a list of documents filed as part of this report:

                  (1)  Financial Statements:

                           The following  financial  statements are incorporated
                  by reference under Part II, Item 8 of this Form 10-K:


                  1.    Report of Independent Auditors.


                  2. Consolidated Balance Sheets as of September 30, 1998 and 1997.

                  3. Consolidated Statements of Income for the Years Ended September 30, 1998, 1997 and 1996.

                  4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1998, 1997 and 1996.

                  5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996.

                  6.    Notes to Consolidated Financial Statements

                  (2)  Financial Statement Schedules:

                           All financial  statement  schedules have been omitted
                  as  the   information   is  not  required  under  the  related
                  instructions or is inapplicable.

                  (3)      Exhibits:

                           See Index of Exhibits.

         (b)      Reports on Form 8-K:

         Within the three month period ended September 30, 1998, there was filed on August 25, 1998, one report on Form 8-K of a press release, dated August 24, 1998, declaring a quarterly cash dividend to shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST MIDWEST FINANCIAL, INC.


Date:    December 28, 1998            By:      /s/James S. Haahr
                                               -----------------
                                               James S. Haahr
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/James S. Haahr                              Date:  December 28, 1998
         -----------------
         James S. Haahr, Chairman of the Board
         President and Chief Executive Officer
         (Principal Executive Officer)

By:      /s/E. Wayne Cooley                             Date:  December 28, 1998
         ------------------
         E. Wayne Cooley, Director

By:      /s/E. Thurman Gaskill                          Date:  December 28, 1998
         ---------------------
         E. Thurman Gaskill, Director

By:      /s/Rodney G. Muilenburg                        Date:  December 28, 1998
         -----------------------
         Rodney G. Muilenburg, Director

By:      /s/Jeanne Partlow                              Date:  December 28, 1998
         -----------------
         Jeanne Partlow, Director


By:      /s/G. Mark Mickelson                           Date:  December 28, 1998
         ---------------------
         G. Mark Mickelson, Director

By:      /s/J. Tyler Haahr                              Date:  December 28, 1998
         -----------------
         J. Tyler Haahr, Director, Senior Vice
         President, Secretary and Chief Operating
         Officer

By:      /s/Donald J. Winchell                          Date:  December 28, 1998
         ---------------------
         Donald J. Winchell, Senior Vice President
         Chief Financial Officer and Treasurer
         (Principal Financial and Accounting
         Officer)

                                INDEX TO EXHIBITS


  Exhibit
  Number                         Description
  ------                         -----------

  3(i) Registrant's Articles of Incorporation as currently in effect, filed on June 17, 1993 as an exhibit to the Registrant's registration statement on Form S-1 (Commission File No. 33-64654), are incorporated herein by reference.

  3(ii) Registrant's Bylaws, as amended and restated on January 26, 1998.

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

  10.3 Employment agreement between First Federal Savings Bank of the Midwest and J. Tyler Haahr, filed as an exhibit to
                  Registrant's Report on Form 10-K for the fiscal year ended September 30, 1997 (Commission File No. 0-22140), is incorporated herein by reference.

  10.4 Registrant's Supplemental Employees' Investment Plan, filed as an exhibit to Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-22140), is incorporated herein by reference.

  10.5 Employment agreements between First Federal Savings Bank of the Midwest and James S. Haahr, Fred A. Stevens and Donald J. Winchell, filed on June 17, 1993 as an exhibit to the Registrant's registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

  10.6            Registrant's Executive Officer Compensation Program.

 Exhibit
 Number                                      Description
 ------                                      -----------


  10.7 Registrant's Executive Officer Incentive Stock Option Plan for Mergers and Acquisitions.

  11 Statement re: computation of per share earnings (included under Note 1 and 2 of Notes to Consolidated Financial
                  Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13)

  13              Annual Report to Shareholders

  21              Subsidiaries of the Registrant

  23              Consent of Expert

  27.1 Financial Data Schedule for the 12 months ended September 30, 1998 (electronic filing only).

  27.2 Restated Financial Data Schedule for the 12 months ended September 30, 1997 (electronic filing only).

  27.3 Restated Financial Data Schedule for the 3 months, 6 months and 9 months ended December 31, 1996, March 31, 1997 and June 30, 1997, respectively (electronic filing only).

  27.4 Restated Financial Data Schedule for the 9 months and 12 months ended June 30, 1996 and September 30, 1996, respectively (electronic filing only).