Form 10-Q
period 1998-12-31
FIRST MIDWEST FINANCIAL INC
filed 1999-02-11
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

         Class:                                Outstanding at December 31, 1998:
Common Stock, $.01 par value                        2,514,745 Common Shares

Transitional Small Business Disclosure Format:       Yes   [  ];     No   [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX





Part I.   Financial Information
-------------------------------

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at December 31, 1998 and September 30, 1998

                  Consolidated Statements of Income for the
                    Three Months Ended December 31, 1998 and 1997

                  Consolidated Statements of Changes in Shareholders'
                    Equity for the Three Months Ended December 31,
                    1998 and 1997

                  Consolidated Statements of Cash Flows for the
                    Three Months Ended December 31, 1998 and 1997

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosu19 About Market Risk


Part II.  Other Information
---------------------------


      Signatures

Part I.  Financial Information
Item 1. Financial Statements

                                     FIRST MIDWEST FINANCIAL, INC.
                                            AND SUBSIDIARIES
                                Consolidated Balance Sheets (Unaudited)

                                                                December 31, 1998   September 30, 1998
                                                                -----------------   ------------------
Assets

Cash and due from banks .....................................      $   1,101,395       $     908,984
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value) ...............          6,153,052           5,818,460
                                                                   -------------       -------------
         Total cash and cash equivalents ....................          7,254,447           6,727,444
Securities available for sale, amortized cost of
  $178,286,702 and $119,336,365 .............................        178,599,591         120,609,531
Loans receivable - net of allowances of $3,045,224
  and $2,908,902 ............................................        266,360,283         270,286,189
Foreclosed real estate, net .................................            153,180           1,063,317
Accrued interest receivable .................................          5,213,134           4,968,607
Federal Home Loan Bank stock, at cost .......................          6,810,300           5,505,800
Premises and equipment, net .................................          4,036,900           4,048,945
Excess of cost over net assets acquired .....................          4,406,582           4,497,815
Other assets ................................................            650,289             672,747
                                                                   -------------       -------------
         Total Assets .......................................      $ 473,484,706       $ 418,380,395
                                                                   =============       =============
Liabilities and Shareholders' Equity
                  Liabilities

Deposits ....................................................      $ 293,499,725       $ 283,858,152
Advances from Federal Home Loan Bank ........................        132,445,880          85,263,562
Securities sold under agreements to repurchase ..............          2,669,567           4,074,567
Other borrowings ............................................            200,000             550,000
Advances from borrowers for taxes and insurance .............            466,859             405,218
Accrued interest payable ....................................            776,089             834,741
Other liabilities ...........................................          1,773,816           1,108,592
                                                                   -------------       -------------
         Total Liabilities ..................................        431,831,936         376,094,832
                                                                   -------------       -------------

                                     FIRST MIDWEST FINANCIAL, INC.
                                            AND SUBSIDIARIES
                                Consolidated Balance Sheets (Unaudited)
                                              (continued)

                                                                December 31, 1998   September 30, 1998
                                                                -----------------   ------------------
                  Shareholders' Equity

Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding .....................................               --                  --
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,957,999 shares issued and 2,514,745 shares outstanding at
  December 31, 1998; 2,957,999 shares issued and 2,553,245
  shares outstanding at September 30, 1998 ..................             29,580              29,580
Additional paid-in capital ..................................         21,321,053          21,330,075
Retained earnings - substantially restricted ................         28,569,454          27,985,814
Accumulated other comprehensive income, net of tax of
  $117,005 and $474,346 .....................................            195,884             798,820
Unearned Employee Stock Ownership Plan shares ...............           (317,175)           (367,200)
Treasury stock, 443,254 and 404,754 common shares, at cost ..         (8,146,026)         (7,491,526)
                                                                   -------------       -------------
         Total Shareholders' Equity .........................         41,652,770          42,285,563
                                                                   -------------       -------------
         Total Liabilities and Shareholders' Equity .........      $ 473,484,706       $ 418,380,395
                                                                   =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                              FIRST MIDWEST FINANCIAL, INC.
                                    AND SUBSIDIARIES
                      Consolidated Statements of Income (Unaudited)

                                                                  Three Months Ended
                                                                     December 31,
                                                                1998             1997
                                                             ----------      -----------
Interest and Dividend Income:
    Loans receivable ..................................      $6,031,456      $ 5,751,832
    Securities available for sale .....................       2,630,636        2,045,425
    Dividends on FHLB stock ...........................          99,032           97,477
                                                             ----------      -----------
         Total interest and dividend income ...........       8,761,124        7,894,734
                                                             ----------      -----------
Interest Expense:
    Deposits ..........................................       3,647,421        3,222,795
    FHLB advances and other borrowings ................       1,694,836        1,489,844
                                                             ----------      -----------
         Total interest expense .......................       5,342,257        4,712,639
                                                             ----------      -----------
Net interest income ...................................       3,418,867        3,182,095
    Provision for loan losses .........................         243,000           35,000
                                                             ----------      -----------
Net interest income after provision for loan losses ...       3,175,867        3,147,095
                                                             ----------      -----------
Noninterest income:
    Loan fees and deposit account service charges .....         359,547          328,208
    Gain on sale of securities available for sale, net           22,110          114,139
    Gain (loss) on sales of foreclosed real estate, net          11,771           (6,513)
    Brokerage commissions .............................          14,914           14,251
    Other income ......................................          39,689           39,012
                                                             ----------      -----------
         Total noninterest income .....................         448,031          489,097
                                                             ----------      -----------
Noninterest expense:
    Employee compensation and benefits ................       1,226,791        1,158,707
    Occupancy and equipment expense ...................         283,171          287,196
    SAIF deposit insurance premium ....................          34,967           35,567
    Data processing expense ...........................          97,966           83,010
    Other expense .....................................         464,243          389,571
                                                             ----------      -----------
         Total noninterest expense ....................       2,107,138        1,954,051
                                                             ----------      -----------
Income before income taxes ............................       1,516,760        1,682,141
    Income tax expense ................................         608,243          693,086
                                                             ----------      -----------
Net income ............................................      $  908,517      $   989,055
                                                             ==========      ===========
Earnings Per Share (see Note 2):
     Basic ............................................      $      .37      $       .38
                                                             ==========      ===========
     Diluted ..........................................      $      .36      $       .36
                                                             ==========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                       FIRST MIDWEST FINANCIAL, INC.
                                             AND SUBSIDIARIES
                  Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                           For the Three Months Ended December 31, 1998 and 1997




                                                                                             Accumulated
                                                                                                 Other
                                                              Additional                    Comprehensive
                                                Common         Paid-In          Retained        Income,
                                                Stock          Capital          Earnings      Net of Tax
                                             ---------      ------------      ------------      --------
Balance at September 30, 1998 ..........     $  29,580      $ 21,330,075      $ 27,985,814      $798,820

Comprehensive income:
  Net income for the three months
    ended December 31, 1998 ............          --                --             908,517          --
  Net change in unrealized
    appreciation on securities available
    for sale, net of reclassification
    adjustments and tax of
    $(357,341) .........................                                                        (602,936)

     Total comprehensive income ........

7,500 common shares committed
to be released under the ESOP ..........          --              73,645              --            --

Cash dividends declared on
common stock ($0.13 per share) .........          --                --            (324,877)         --

Purchase of 46,500 common
shares of treasury stock ...............          --                --                --            --

Issuance of 8,000 common
shares from treasury stock due
to exercise of stock options ...........          --             (82,667)             --            --
                                             ---------      ------------      ------------      --------

Balance at December 31, 1998 ...........     $  29,580      $ 21,321,053      $ 28,569,454      $195,884
                                             =========      ============      ============      ========

                               FIRST MIDWEST FINANCIAL, INC.
                                     AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                   For the Three Months Ended December 31, 1998 and 1997
                                       (continued)





                                               Unearned
                                              Employee
                                                Stock
                                             Ownership                            Total
                                                Plan          Treasury       Shareholders'
                                               Shares           Stock            Equity
                                             ---------      -----------      ------------
Balance at September 30, 1998 ..........     $(367,200)     $(7,491,526)     $ 42,285,563

Comprehensive income:
  Net income for the three months
    ended December 31, 1998 ............          --               --             908,517
  Net change in unrealized
    appreciation on securities available
    for sale, net of reclassification
    adjustments and tax of
    $(357,341)                                                                   (602,936)
                                                                             ------------
     Total comprehensive income ........                                          305,581

7,500 common shares committed
to be released under the ESOP ..........        50,025             --             123,670

Cash dividends declared on
common stock ($0.13 per share) .........          --               --            (324,877)

Purchase of 46,500 common
shares of treasury stock ...............          --           (790,500)         (790,500)

Issuance of 8,000 common
shares from treasury stock due
to exercise of stock options ...........          --            136,000            53,333
                                             ---------      -----------      ------------

Balance at December 31, 1998 ...........     $(317,175)     $(8,146,026)     $ 41,652,770
                                             =========      ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                       FIRST MIDWEST FINANCIAL, INC.
                                             AND SUBSIDIARIES
                  Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                           For the Three Months Ended December 31, 1998 and 1997
                                                (continued)




                                                                                             Accumulated
                                                                                                 Other
                                                              Additional                    Comprehensive
                                                Common         Paid-In          Retained        Income,
                                                Stock          Capital          Earnings      Net of Tax
                                             ---------      ------------      ------------      --------
Balance at September 30, 1997                $  29,580      $20,984,754       $26,427,657       $ 960,371

Comprehensive income:
  Net income for the three months
    ended December 31, 1997                          -               -            989,055               -
  Net change in unrealized
    appreciation on securities available
    for sale, net of reclassification
    adjustments and tax of $28,805                                                                 44,927

     Total comprehensive income

7,470 common shares committed
to be released under the ESOP                        -          106,156                 -               -

Cash dividends declared on
common stock ($0.12 per share)                       -               -           (323,027)              -

Purchase of 11,800 common
shares of treasury stock                             -               -                  -               -

Purchase of 715 shares upon
exercise of stock options                            -               -                  -               -

Issuance of 5,500 common
shares from treasury stock due
to exercise of stock options                         -         (74,708)                 -               -
                                             ---------     ------------       -----------      ----------

Balance at December 31, 1997                 $  29,580     $21,016,202        $27,093,685      $1,005,298
                                             =========     ===========        ===========      ==========


                                       FIRST MIDWEST FINANCIAL, INC.
                                             AND SUBSIDIARIES
                  Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                           For the Three Months Ended December 31, 1998 and 1997
                                               (continued)




                                               Unearned
                                              Employee
                                                Stock
                                             Ownership                            Total
                                                Plan          Treasury       Shareholders'
                                               Shares           Stock            Equity
                                             ---------      -----------      ------------
Balance at September 30, 1997                $(567,200)     $(4,358,158)     $43,477,004

Comprehensive income:
  Net income for the three months
    ended December 31, 1997                          -                -          989,055
  Net change in unrealized
    appreciation on securities available
    for sale, net of reclassification
    adjustments and tax of $28,805                                                44,927
                                                                             -----------
     Total comprehensive income                                                1,033,982

7,470 common shares committed
to be released under the ESOP                   49,800               -           155,956

Cash dividends declared on
common stock ($0.12 per share)                       -               -          (323,027)

Purchase of 11,800 common
shares of treasury stock                             -        (243,950)         (243,950)

Purchase of 715 shares upon
exercise of stock options                            -         (14,658)          (14,658)

Issuance of 5,500 common
shares from treasury stock due
to exercise of stock options                         -         111,375            36,667
                                            ----------     -----------       -----------

Balance at December 31, 1997                $ (517,400)    $(4,505,391)      $44,121,974
                                            ==========     ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                           FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)


                                                                                   Three Months Ended December 31,
                                                                                         1998              1997
                                                                                   -------------      ------------
Cash flows from operating activities:
    Net income ...............................................................     $     908,517      $    989,055
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net ..........................           347,954           254,745
      Provision for loan losses ..............................................           243,000            35,000
      Gain on sales of securities available for sale, net ....................           (22,110)         (114,139)
      Loss on sales of real estate owned, net ................................           (11,771)            6,513
      Proceeds from sales of loans held for sale .............................              --           2,258,940
      Originations of loans held for sale ....................................              --          (2,258,940)
      Net change in accrued interest receivable ..............................          (244,527)         (418,506)
      Net change in other assets .............................................            22,458           367,631
      Net change in accrued interest payable .................................           (58,652)          (82,416)
      Net change in accrued expenses and other liabilities ...................         1,022,530         1,082,652
                                                                                   -------------      ------------
              Net cash from operating activities .............................         2,207,399         2,120,535
                                                                                   -------------      ------------

Cash flows from investing activities:
    Purchase of securities available for sale ................................        (1,275,000)       (9,992,083)
    Purchase of mortgage-backed securities available for sale ................       (61,618,382)             --
    Purchase of Federal Home Loan Bank stock .................................        (1,304,500)             --
    Proceeds from sales of securities available for sale .....................         1,022,110           322,564
    Proceeds from maturities of securities available for sale ................           852,600        11,000,000
    Proceeds from principal repayment of mortgage-backed securities ..........         2,101,362         2,897,271
    Net change in loans receivable ...........................................         6,207,272         2,436,156
    Loans purchased ..........................................................        (2,713,941)       (2,447,787)
    Proceeds from sales of foreclosed real estate ............................         1,055,842            78,643
    Purchase of premises and equipment, net ..................................           (80,308)          (88,479)
                                                                                   -------------      ------------
              Net cash from investing activities .............................       (55,748,885)        4,206,285
                                                                                   -------------      ------------

                                           FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)
                                                    (continued)


                                                                                   Three Months Ended December 31,
                                                                                         1998              1997
                                                                                   -------------      ------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
    NOW and money market demand accounts .....................................        12,856,273         4,204,873
    Net change in other time deposits ........................................        (3,214,700)        9,027,268
    Proceeds from advances from Federal Home Loan Bank .......................       174,800,000        17,000,000
    Payments of advances from Federal Home Loan Bank .........................      (127,617,682)      (26,353,060)
    Net change in securities sold under agreements to repurchase .............        (1,405,000)          258,334
    Net change in other borrowings ...........................................          (350,000)       (2,900,000)
    Net change in advances from borrowers for taxes and insurance ............            61,641            91,533
    Cash dividends paid ......................................................          (324,877)         (323,027)
    Proceeds from exercise of stock options ..................................            53,334            22,009
    Purchase of treasury stock ...............................................          (790,500)         (243,950)
                                                                                   -------------      ------------
              Net cash from financing activities .............................        54,068,489           783,980
                                                                                   -------------      ------------
Net change in cash and cash equivalents ......................................           527,003         7,110,800
Cash and cash equivalents at beginning of period .............................         6,727,444        12,852,426
                                                                                   -------------      ------------
Cash and cash equivalents at end of period ...................................     $   7,254,447      $ 19,963,226
                                                                                   =============      ============

Supplemental disclosure of non-cash investing and
 financing activities:
    Loans transferred to foreclosed real estate ..............................     $     133,934      $  1,455,067


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal"), Security State Bank ("Security"), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair  presentation  of the results for the periods  reported  have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1998.

         Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity. The accounting standard that requires reporting of comprehensive income first applies for the quarter ended December 31, 1998, with prior information restated to be comparable.

2.       EARNINGS PER SHARE

         Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

         A reconciliation of the numerators and denominators of the basic earnings per common share and earnings per common share assuming dilution computations for the three months ended December 31, 1998 and 1997 is presented below.

                                                   Three Months Ended
                                                       December 31,
                                              ----------------------------
                                                  1998             1997
                                              -----------      -----------
    Basic Earnings Per Common Share:
      Numerator:
       Net Income .......................     $   908,517      $   989,055
                                              ===========      ===========

      Denominator:
       Weighted average common
           shares outstanding ...........       2,512,734        2,695,192
       Less: Weighted average
           unallocated ESOP shares ......         (52,580)         (82,580)
                                              -----------      -----------
       Weighted average common shares
           outstanding for basic earnings
           per share ....................       2,460,154        2,612,612
                                              ===========      ===========

       Basic earnings per common share ..     $      0.37      $      0.38
                                              ===========      ===========

    Diluted Earnings Per Common Share:
      Numerator:
       Net Income .......................     $   908,517      $   989,055
                                              ===========      ===========

      Denominator:
       Weighted average common
           shares outstanding for basic
           earnings per common share ....       2,460,154        2,612,612
       Add: Dilutive effects of assumed
           exercises of stock options ...          88,721          160,711
                                              -----------      -----------
       Weighted average common and
           dilutive potential common
           shares outstanding ...........       2,548,875        2,773,323
                                              ===========      ===========

           Earnings Per Share Assuming
             Dilution ...................     $      0.36      $      0.36
                                              ===========      ===========

3.       COMMITMENTS

         At December 31, 1998 and September 30, 1998, the Company had outstanding commitments to originate and purchase loans totaling $22.3 million and $27.4 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 1998, compared to September 30, 1998, and the consolidated results of operations for the three months ended December 31, 1998, compared to the same period in 1998. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1998.

FINANCIAL CONDITION

Total assets increased by $55.1 million, or 13.2%, from $418.4 million at September 30, 1998, to $473.5 million at December 31, 1998. The increase was primarily attributable to an increase in the Company's balance of securities available for sale.

Cash and cash equivalents increased $527,000, or 7.8%, to $7.3 million at December 31, 1998, from $6.7 million at September 30, 1998. The increase was due primarily to the accumulation of liquid funds from repayments of loans receivable during the period.

The portfolio of securities available for sale increased $58.0 million, or 48.1%, to $178.6 million at December 31, 1998, from $120.6 million at September 30, 1998. The increase was the result of securities purchased during the period in an amount greater than sales, maturities and principal repayments received on securities. Securities purchased during the period consist primarily of fixed-rate mortgage-backed securities, and were funded by advances from the Federal Home Loan Bank of Des Moines and through internal deposit growth.

The portfolio of net loans receivable decreased by $3.9 million, or 1.4%, to $266.4 million at December 31, 1998, from $270.3 million at September 30, 1998. The decrease in loans receivable was due to decreases in residential mortgage loans, consumer loans, commercial business loans and agricultural loans in the amounts of $1.6 million, $1.1 million, $220,000, and $4.1 million, respectively. The decrease in residential mortgage loans and consumer loans was primarily due to prepayments of principal as a result of the relatively low interest rate environment. The reduction in agricultural loans was primarily due to seasonal repayment of loans used in agricultural operations. The decrease in the loan portfolio was partially offset by an increase in commercial and multi-family real estate loans in the amount of $3.3 million.

Deposit balances increased by $9.6 million, or 3.4%, to $293.5 million at December 31, 1998, from $283.9 million at September 30, 1998. The increase in deposit balances resulted from increases in checking accounts and money market accounts, which increased by $5.6 million and $8.0 million, respectively. This increase resulted from the Company's promotional emphasis on transaction accounts that generally carry a lower interest cost. The increase was partially offset by a decrease in savings accounts and certificates of deposit in the amount of $786,000 and $3.2 million, respectively.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased by $47.1 million, or 55.2%, to $132.4 million at December 31, 1998 from $85.3 million at September 30, 1998. The increase in FHLB advances was primarily used to fund the purchase of available for sale securities.

Other borrowings, consisting of short-term borrowings from the Federal Reserve Bank, decreased $350,000, or 63.6%, to $200,000 at December 31, 1998 from $550,000 at September 30, 1998. The reduction was due to repayment on these short-term borrowings used primarily to fund seasonal loans to agricultural customers.

Total shareholders' equity decreased $632,000, or 1.5%, to $41.7 million at December 31, 1998 from $42.3 million at September 30, 1998. The decrease in shareholder's equity was due to the purchase of treasury stock and the payment of cash dividends to shareholders in amounts that exceeded net earnings during the period.


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

The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at December 31, 1998. At December 31, 1998, loans delinquent 30 days and over totaled 3.3% of total loans as compared to 6.2% at September 30, 1998.

                                                    Loans Delinquent For:
                                 ------------------------------------------------------------
                                          30-59 Days                      60-89 Days                      90 Days and Over
                                 ----------------------------     ---------------------------       ------------------------------
                                                      Percent                         Percent                            Percent
                                                        of                              of                                  of
                                 Number    Amount    Category     Number    Amount   Category       Number    Amount     Category
                                 ------    ------    --------     ------    ------   --------       ------    ------     --------
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family ........      18     $  809        0.95%        6     $  305        0.36%         18     $  669        0.79%
  Commercial and multi-family       2      1,041        1.33         3      1,400        1.79           3      1,577        2.02
  Agricultural real estate ..       2         70        0.69         0          0        0.00           0          0        0.00
Consumer ....................      69        443        1.76        20        183        0.73          43        302        1.20
Agricultural operating ......      25        629        1.87         0          0        0.00          25        788        2.35
Commercial business .........       9        326        1.53         7        318        1.49          17        321        1.50
                                  ---     ------                    --     ------                     ---     ------
    Total ...................     125     $3,318        1.19%       36     $2,206        0.79%        106     $3,657        1.31%
                                  ===     ======                    ==     ======                     ===     ======


At December 31, 1998, commercial and multi-family real estate loans delinquent 90 days and over totaled $1.6 million, or 0.6% of the total loan portfolio as compared to $4.6 million, or 1.6% of total loans at September 30, 1998. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At December 31, 1998, agricultural operating loans delinquent 90 days and over totaled $788,000, or 0.3% of the total loan portfolio as compared to $1.7 million, or 0.6% of total loans at September 30, 1998. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                                     December 31, 1998      September 30, 1998
                                                     -----------------      ------------------
                                                              (Dollars in Thousands)
Non-accruing loans:
     One-to four family ..........................        $  669                $  298
     Commercial and multi-family .................         1,577                   777
     Consumer ....................................           303                   142
     Agricultural operating ......................           788                 1,738
     Commercial business .........................           321                   209
                                                          ------                ------
       Total non-accruing loans ..................         3,658                 3,164

Accruing loans delinquent 90 days or more ........          --                   3,905
                                                          ------                ------
       Total non-performing loans ................         3,658                 7,069
                                                          ------                ------

Foreclosed assets:
     One- to four family .........................           115                    19
     Commercial real estate ......................          --                   1,324
     Consumer ....................................            38                    19
                                                          ------                ------
       Total .....................................           153                 1,362
     Less: Allowance for losses ..................          --                     299
                                                          ------                ------
       Total .....................................           153                 1,063
                                                          ------                ------
Total non-performing assets ......................        $3,811                $8,132
                                                          ======                ======

Total as a percentage of total assets ............          0.80%                 1.94%
                                                          ======                ======


For the three months ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $111,000, of which none was included in interest income.

Other Loans of Concern. At December 31, 1998, there were loans totaling $4.6 million not included in the table above where known information about possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of nine one- to four-family residential real estate loans totaling $282,000, one commercial real estate loan totaling $55,000, nine commercial business loans totaling $451,000, twelve consumer loans totaling $85,000, and thirty-one agricultural operating loans totaling $3.7 million. At September 30, 1998, other loans of concern totaled $3.9 million.

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

On the basis of management's review of its loans and other assets, at December 31, 1998, the Company had classified a total of $6.8 million of its assets as substandard, $1.1 million as doubtful and none as loss as compared to classifications at September 30, 1998 of $6.4 million substandard, $835,000 doubtful and none as loss.

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

At December 31, 1998, the Company has established an allowance for loan losses totaling $3.0 million. The allowance represents approximately 83% of the total non-performing loans at December 31, 1998.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                             (In Thousands)
     Balance, September 30, 1998                                  $ 2,909
           Charge-offs                                              (118)
           Recoveries                                                  11
           Additions charged to operations                            243
                                                                  -------

     Balance, December 31, 1998                                   $ 3,045
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

RESULTS OF OPERATIONS

General. For the three months ended December 31, 1998, the Company recorded net income of $909,000 compared to net income of $989,000 for the same period in 1997. The decrease in net income was due primarily to increased charges to provision for loan losses during the 1998 period as compared to 1997. In addition, the Company recorded higher gains on sales of securities available for sale during the 1997 period.

Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 1998 increased by $866,000, or 11.0%, to $8.76 million, compared to $7.90 million during the same period in 1997. The increase is due to higher balances in interest earning assets during the 1998 period compared to the previous year, primarily as a result of increased purchases of securities available for sale and, to a lesser extent, the increased origination and purchase of loans.

Interest Expense. Total interest expense for the three months ended December 31, 1998 increased by $630,000, or 13.4%, to $5.34 million from $4.71 million during the same period in 1997. The increase in interest expense reflects a higher balance in deposit accounts during the 1998 periods due to internal growth of the deposit portfolio. In addition, the increase in interest expense for 1998 reflects an increased balance of Federal Home Loan Bank advances used primarily to fund the purchase of securities available for sale.

Net Interest Income. Net interest income increased by $237,000, or 7.4%, to $3.42 million for the three months ended December 31, 1998 from $3.18 million for the same period in 1997. The increase in net interest income is due to the overall increase in net earning assets between the comparable periods that resulted from increases in average balances held in the loan portfolio and the portfolio of securities available for sale.

Provision for Loan Losses. For the three month period ended December 31, 1998, the provision for loan losses was $243,000 compared to $35,000 for the same period in 1997. The increase was due to management's determination that the allowance for loan losses should be increased to reflect changes in the level of classified assets and the composition of the loan portfolio (see "Allowance for Loan Losses").

Non-Interest Income. Non-interest income decreased by $41,000, or 8.4%, to $448,000 for the three months ended December 31, 1998, from $489,000 for the same period in 1997. The decrease in non-interest income reflects a $92,000 reduction in the gain on sales of securities available for sale during the 1998 period as compared to 1997. This decrease was partially offset by an increase in the collection of loan fees and deposit account service charges and, in addition, an increase in the gain on sales of foreclosed real estate.

Non-Interest Expense. Non-interest expense increased $153,000, or 7.8%, to $2.11 million for the three months ended December 31, 1998, from $1.95 million for the same period in 1997. The increase in non-interest expense is due primarily to recruitment, compensation, and benefits expense related to additions to the Company's staff of officers and employees. The additions to staff reflect the Company's previous growth and enhances the level of expertise available to support continued growth in the future.

Income Tax Expense. Income tax expense decreased $85,000, or 12.2%, to $608,000 for the three months ended December 31, 1998, from $693,000 for the same period in 1997. The decrease is due to a reduction in taxable income between the comparable periods.

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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at December 31, 1998 and September 30, 1998, were 21.7% and 15.4%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity and to meet operating expenses. At December 31, 1998, the Company had commitments to originate and purchase loans totalling $22.3 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at December 31, 1998 which, at that date, exceeded the capital adequacy requirements:

                                                                                               Minimum
                                                                                             Requirement
                                                                    Minimum                 To Be Well
                                                                  Requirement            Capitalized Under
                                                                  For Capital            Prompt Corrective
                                           Actual             Adequacy Purposes          Action Provisions
                                   --------------------      ------------------        ---------------------
                                    Amount          %         Amount          %         Amount            %
                                   -------        -----      -------       ----        -------         -----
                                                             (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $33,364        12.5%      $21,305       8.0%        $26,632         10.0%
    Tier I (Core) Capital (to
      risk weighted assets)        $30,653        11.5%      $10,653       4.0%        $15,979          6.0%
    Tier I (Core) Capital (to
      adjusted total assets)       $30,653         7.2%      $12,854       3.0%            N/A          N/A
    Tangible Capital (to
      adjusted total assets)       $30,653         7.2%      $ 6,427       1.5%            N/A          N/A
    Tier I (Core) Capital
      (to average assets)          $30,653         7.5%      $16,353       4.0%        $20,442          5.0%

Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at December 31, 1998 which, at that date, exceeded the capital adequacy requirements:

                                                                                          Minimum
                                                                                        Requirement
                                                                 Minimum                 To Be Well
                                                               Requirement            Capitalized Under
                                                               For Capital            Prompt Corrective
                                         Actual             Adequacy Purposes          Action Provisions
                                   ----------------         ----------------          -------------------
                                    Amount      %           Amount        %           Amount          %
                                   -------    -----         -------     ----          -------       -----
                                                          (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $3,858     16.2%          $1,902      8.0%          $2,379       10.0%
    Tier I Capital (to risk
      weighted assets)             $3,561     15.0%          $  951      4.0%          $1,427        6.0%
    Tier I Capital
      (to average assets)          $3,561     9.6%           $1,483      4.0%          $1,854        5.0%


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 1998, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

The Company's primary data processing is provided by a major third party vendor. This provider has advised the Company that it has completed the renovation of its system to be Year 2000 ready, and is providing users of the system the opportunity to test the system for readiness.

The Company has performed an assessment of its internal computer hardware and software and, where needed, has upgraded those systems to be Year 2000 ready. In addition, the Company has reviewed other external third party vendors that provide services to the Company (i.e. utility companies, electronic funds transfer providers, alarm companies, insurance providers, loan participation companies, and mortgage loan secondary market agencies), and has requested or already received certification letters from these vendors that their systems will be Year 2000 ready on a timely basis. Testing will be performed with these service providers, where possible, to determine their Year 2000 readiness.

The Company could incur losses if loan payments are delayed due to Year 2000 problems affecting significant borrowers. The Company is communicating with such parties to assess their progress in evaluating and implementing any corrective measures required by them to be Year 2000 ready. To date, the Company has not been advised by such parties that they do not have plans in place to address and correct the issues associated with the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. As part of the current credit approval process, new and renewed loans are evaluated as to the borrower's Year 2000 readiness.

Based on the Company's review of its computer systems, management believes the cost of the remediation effort to make its systems Year 2000 ready will not be material. Such costs will be charged to expense as they are incurred.

The Company has developed a Year 2000 contingency plan that addresses, among other issues, critical operations and potential failures thereof, and strategies for business continuation. Virtually all of the Company's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include the selection of a new vendor or service provider and the conversion to a new system. For some systems, contingency plans consist of using internal spreadsheet software or reverting to manual systems until system problems can be corrected.

Although management believes the Company's computer systems and service providers will be Year 2000 ready, there can be no assurance that these systems, or those systems of other companies on which the Company's systems rely, will be fully functional in the Year 2000. Such failure could have a significant adverse impact on the financial condition and results of operations of the Company.

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

Presented below, as of December 31, 1998, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.


                                                            At December 31, 1998
--------------------------------------------------------------------------------
   Change in Interest Rate      Board Limit
        (Basis Points)           % Change          $ Change         % Change
        --------------           --------          --------         --------
                                            (Dollars in Thousands)
            +200 bp                 (40)%          $ (2,613)         (6.6)%
            +100 bp                 (25)               (924)         (2.3)
               0 bp                  -                    -             -
           - 100 bp                 (10)                (31)         (0.1)
           - 200 bp                 (15)               (710)         (1.8)


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

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:                                           None

              (b)  Reports on Form 8-K:

                    First Midwest Financial, Inc. filed Form 8-K dated November 23, 1998 to report an increase in the Company's regular quarterly cash dividend to shareholders.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST MIDWEST FINANCIAL, INC.




Date:     February 11, 1999        By:    /s/ James S. Haahr
          -----------------               ------------------
                                          James S. Haahr, Chairman of the Board,
                                          President and Chief Executive Officer



Date:     February 11, 1999        By:    /s/ Donald J. Winchell
          -----------------               ----------------------
                                          Donald J. Winchell, Vice President,
                                          Treasurer and Chief Financial Officer