Form 10-Q
period 1999-03-31
FIRST MIDWEST FINANCIAL INC
filed 1999-05-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140


                          FIRST MIDWEST FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

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

                                 (712) 732-4117
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:                                 Outstanding at March 31, 1999:
----------------------------                    ------------------------------
Common Stock, $.01 par value                         2,529,796 Common Shares

Transitional Small Business Disclosure Format:      Yes   [  ]     No   [ X ]

                                           FIRST MIDWEST FINANCIAL, INC.

                                                     FORM 10-Q

                                                       INDEX





Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at March 31, 1999 and September 30, 1998

                  Consolidated Statements of Income for the
                    Three Months and Six Months Ended March 31,
                    1999 and 1998

                  Consolidated Statements of Comprehensive Income
                    for the Three Months and Six Months Ended
                    March 31, 1999 and 1998

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Six Months Ended March 31, 1999

                  Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 1999 and 1998

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

Part II.  Other Information


      Signatures

Part I.  Financial Information
Item 1. Financial Statements

                                            FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                                       Consolidated Balance Sheets (Unaudited)

                                                                           March 31, 1999         September 30, 1998
Assets

Cash and due from banks                                                    $   1,233,660            $      908,984
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value)                                  8,672,842                 5,818,460
                                                                            ------------              ------------
         Total cash and cash equivalents                                       9,906,502                 6,727,444
Securities available for sale, amortized cost of
  $157,793,349 and $119,336,365                                              157,784,363               120,609,531
Loans receivable - net of allowances of $2,669,024
  and $2,908,902                                                             286,573,326               270,286,189
Foreclosed real estate, net                                                      217,840                 1,063,317
Accrued interest receivable                                                    3,858,699                 4,968,607
Federal Home Loan Bank stock, at cost                                          7,793,300                 5,505,800
Premises and equipment, net                                                    4,015,989                 4,048,945
Excess of cost over net assets acquired                                        4,315,349                 4,497,815
Other assets                                                                     627,981                   672,747
                                                                           -------------             -------------
         Total Assets                                                       $475,093,349              $418,380,395
                                                                            ============              ============
Liabilities and Shareholders' Equity
                  Liabilities
Deposits                                                                    $298,383,183              $283,858,152
Advances from Federal Home Loan Bank                                         130,699,916                85,263,562
Securities sold under agreements to repurchase                                 2,067,902                 4,074,567
Other borrowings                                                                   -                       550,000
Advances from borrowers for taxes and insurance                                  430,018                   405,218
Accrued interest payable                                                         767,748                   834,741
Other liabilities                                                                632,728                 1,108,592
                                                                              ----------             -------------
         Total Liabilities                                                   432,981,495               376,094,832
                                                                             -----------              ------------

                                            FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                                       Consolidated Balance Sheets (Unaudited)
                                                     (continued)

                                                                           March 31, 1999         September 30, 1998
                  Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding                                                           -                         -
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,957,999  shares issued and 2,529,796  shares
  outstanding at March 31, 1999;
  2,957,999 shares issued and 2,553,245
  shares outstanding at September 30, 1998                                        29,580                    29,580
Additional paid-in capital                                                    21,244,977                21,330,075
Retained earnings - substantially restricted                                  29,000,795                27,985,814
Accumulated other comprehensive income (loss):
  Unrealized gains (losses) on securities available for sale,
  net of tax of ($2,797) and $474,346                                            (6,189)                   798,820
Unearned Employee Stock Ownership Plan shares                                  (267,150)                 (367,200)
Treasury stock, 428,203 and 404,754 common shares, at cost                   (7,890,159)               (7,491,526)
                                                                           -------------           ---------------
         Total Shareholders' Equity                                           42,111,854                42,285,563
                                                                            ------------              ------------
         Total Liabilities and Shareholders' Equity                         $475,093,349              $418,380,395
                                                                            ============              ============

The accompanying notes are an integral part of these consolidated financial statements.

                                            FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                                     Consolidated Statements of Income (Unaudited)

                                                               Three Months Ended             Six Months Ended
                                                                    March 31,                      March 31,
                                                               1999          1998            1999            1998
                                                            ----------     ----------     -----------     -----------
Interest and Dividend Income:
    Loans receivable ..................................     $5,748,647     $5,700,185     $11,780,103     $11,452,017
    Securities available for sale .....................      2,723,478      2,051,050       5,354,114       4,096,475
    Dividends on Federal Home Loan Bank stock .........        113,134         88,546         212,166         186,023
                                                            ----------     ----------     -----------     -----------
         Total interest and dividend income ...........      8,585,259      7,839,781      17,346,383      15,734,515
                                                            ----------     ----------     -----------     -----------
Interest Expense:
    Deposits ..........................................      3,552,305      3,265,793       7,199,726       6,488,588
    Other borrowings ..................................      1,920,532      1,356,978       3,615,368       2,846,822
                                                            ----------     ----------     -----------     -----------
         Total interest expense .......................      5,472,837      4,622,771      10,815,094       9,335,410
                                                            ----------     ----------     -----------     -----------
Net interest income ...................................      3,112,422      3,217,010       6,531,289       6,399,105
    Provision for loan losses .........................        358,000      1,545,000         601,000       1,580,000
                                                            ----------     ----------     -----------     -----------
Net interest income after provision for loan losses ...      2,754,422      1,672,010       5,930,289       4,819,105
                                                            ----------     ----------     -----------     -----------
Non-interest income:
    Loan fees and deposit account service charges .....        335,669        281,097         695,217         609,305
    Gain on sales of securities available for sale, net        271,645        108,786         293,756         222,925
    Brokerage commissions from subsidiary .............         16,475         29,817          31,389          44,068
    Other .............................................         22,643         40,679          74,101          73,178
                                                            ----------     ----------     -----------     -----------
         Total non-interest income ....................        646,432        460,379       1,094,463         949,476
                                                            ----------     ----------     -----------     -----------
Non-interest expense:
    Compensation and benefits .........................      1,254,958      1,146,330       2,481,750       2,305,037
    Occupancy and equipment ...........................        292,254        277,406         575,425         564,602
    Federal deposit insurance .........................         39,819         38,523          74,785          74,090
    Data processing ...................................         89,140         89,740         187,106         172,750
    Other .............................................        452,643        396,264         916,886         785,835
                                                            ----------     ----------     -----------     -----------
         Total non-interest expense ...................      2,128,814      1,948,263       4,235,952       3,902,314
                                                            ----------     ----------     -----------     -----------
Income before income taxes ............................      1,272,040        184,126       2,788,800       1,866,267
    Income tax expense ................................        512,540        137,810       1,120,783         830,896
                                                            ----------     ----------     -----------     -----------
Net income ............................................     $  759,500     $   46,316     $ 1,668,017     $ 1,035,371
                                                            ==========     ==========     ===========     ===========
Earnings Per Share (see Note 2):
    Basic .............................................     $      .31     $      .02     $       .68     $       .40
                                                            ==========     ==========     ===========     ===========
    Diluted ...........................................     $      .30     $      .02     $       .66     $       .37
                                                            ==========     ==========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                          FIRST MIDWEST FINANCIAL, INC.
                                                AND SUBSIDIARIES
                            Consolidated Statements of Comprehensive Income (Unaudited)


                                                        Three Months Ended             Six Months Ended
                                                             March 31,                      March 31,
                                                        1999          1998            1999             1998
                                                     ---------      ---------      -----------      -----------
Net income .....................................     $ 759,500      $  46,316      $ 1,668,017      $ 1,035,371
                                                     ---------      ---------      -----------      -----------

Other comprehensive income (loss):
    Change in unrealized gains or losses on
     securities available for sale .............      (321,875)      (400,295)      (1,282,152)        (326,563)
    Less deferred income tax provision (benefit)      (119,802)      (148,960)        (477,143)        (120,155)
                                                     ---------      ---------      -----------      -----------

    Net other comprehensive income (loss) ......      (202,073)      (251,335)        (805,009)        (206,408)
                                                     ---------      ---------      -----------      -----------

Comprehensive income (loss) ....................     $ 557,427      $(205,019)     $   863,008      $   828,963
                                                     =========      =========      ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                                 FIRST MIDWEST FINANCIAL, INC.
                                                        AND SUBSIDIARIES
                             Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                            For the Six Months Ended March 31, 1999

                                                                                              Unearned
                                                                              Accumulated     Employee
                                                                                 Other         Stock
                                               Additional                    Comprehensive   Ownership                     Total
                                   Common        Paid-In        Retained        Income,         Plan      Treasury     Shareholders'
                                   Stock         Capital        Earnings      Net of Tax       Shares       Stock          Equity
                                 ---------    -----------     -----------     ---------     ---------   -----------     -----------
Balance at September 30, 1998    $  29,580    $21,330,075     $27,985,814     $ 798,820     $(367,200)  $(7,491,526)    $42,285,563

15,000 common shares committed
to be released under the ESOP            -        136,928               -             -       100,050             -         236,978

Cash dividends declared on
common stock ($0.26 per share)           -              -        (653,036)            -             -             -        (653,036)

Purchase of 46,500 common
shares of treasury stock                 -              -               -             -             -       (790,500)      (790,500)

Issuance of 23,051 common
shares from treasury stock due
to exercise of stock options             -       (222,026)              -             -             -        391,867        169,841

Change in unrealized gain on
securities available for sale,
net of income tax of ($477,143)          -              -               -      (805,009)            -             -        (805,009)

Net income for the six months
ended March 31, 1999                     -              -       1,668,017             -             -             -       1,668,017
                                 ---------    -----------     -----------     ---------     ---------   -----------     -----------

Balance at March 31, 1999        $  29,580    $21,244,977     $29,000,795     $  (6,189)    $(267,150)  $(7,890,159)    $42,111,854
                                 =========    ===========     ===========     =========     =========   ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                 FIRST MIDWEST FINANCIAL, INC.
                                                        AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows (Unaudited)

                                                                                        Six Months Ended March 31,
                                                                                         1999               1998
                                                                                     -------------      ------------
Cash flows from operating activities:
    Net income .................................................................     $   1,668,017      $  1,035,371
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net ............................           727,714           652,563
      Provision for loan losses ................................................           601,000         1,580,000
      Gain on sales of securities available for sale, net ......................          (293,755)         (222,925)
      Loss on sales of real estate owned, net ..................................            (1,750)           11,093
      Proceeds from sales of loans held for sale ...............................         1,000,000         2,341,180
      Originations of loans held for sale ......................................        (1,000,000)       (2,341,180)
      Net change in accrued interest receivable ................................         1,109,908         1,069,715
      Net change in other assets ...............................................            44,766           337,680
      Net change in accrued interest payable ...................................           (66,993)         (168,933)
      Net change in accrued expenses and other liabilities .....................             1,304           481,288
                                                                                     -------------      ------------
              Net cash from operating activities ...............................         3,790,211         4,775,852
                                                                                     -------------      ------------

Cash flows from investing activities:
    Purchase of securities available for sale ..................................       (19,308,844)      (21,463,483)
    Purchase of mortgage-backed securities available for sale ..................       (61,618,382)      (30,260,583)
    Purchase of Federal Home Loan Bank stock ...................................        (2,287,500)           (6,200)
    Proceeds from sales of securities available for sale .......................        23,166,846         6,788,526
    Proceeds from maturities of securities available for sale ..................        10,200,000        31,500,000
    Proceeds from principal repayment of mortgage-backed securities ............         9,229,127         6,526,071
    Net change in loans receivable .............................................        13,009,040        18,085,991
    Loans purchased ............................................................       (30,111,614)      (13,783,790)
    Proceeds from sales of foreclosed real estate ..............................         1,102,001           162,028
    Purchase of premises and equipment, net ....................................          (147,653)         (119,611)
                                                                                     -------------      ------------
              Net cash from investing activities ...............................       (56,766,979)       (2,571,051)
                                                                                     -------------      ------------

                                                 FIRST MIDWEST FINANCIAL, INC.
                                                        AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows (Unaudited)
                                                          (continued)

                                                                                        Six Months Ended March 31,
                                                                                         1999               1998
                                                                                     -------------      ------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
     NOW and money market demand accounts ......................................         3,043,296         6,166,800
    Net change in other time deposits ..........................................        11,481,735        11,801,789
    Proceeds from advances from Federal Home Loan Bank .........................       206,600,000        56,100,000
    Payments of advances from Federal Home Loan Bank ...........................      (161,163,646)      (70,956,182)
    Net change in securities sold under agreements to repurchase ...............        (2,006,665)        1,168,334
    Net change in other borrowings .............................................          (550,000)       (2,900,000)
    Net change in advances from borrowers for taxes and insurance ..............            24,800            36,673
    Cash dividends paid ........................................................          (653,036)         (642,824)
    Proceeds from exercise of stock options ....................................           169,842            28,695
    Purchase of treasury stock .................................................          (790,500)       (1,320,325)
                                                                                     -------------      ------------
              Net cash from financing activities ...............................        56,155,826          (517,040)
                                                                                     -------------      ------------
Net change in cash and cash equivalents ........................................         3,179,058         1,687,761
Cash and cash equivalents at beginning of period ...............................         6,727,444        12,852,426
                                                                                     -------------      ------------
Cash and cash equivalents at end of period .....................................     $   9,906,502      $ 14,540,187
                                                                                     =============      ============

Supplemental disclosure of non-cash investing and
  financing activities:
    Loans transferred to foreclosed real estate ................................     $     254,774      $  1,571,930

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

         Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity. The accounting standard that requires reporting of comprehensive income first applied for the quarter ended December 31, 1998, with prior information restated to be comparable.

2.       EARNINGS PER SHARE

         Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

         A reconciliation of the numerators and denominators of the basic earnings per common share and earnings per common share assuming dilution computations for the three months and six months ended March 31, 1999 and 1998 is presented below.

                                                  Three Months Ended                Six Months Ended
                                                       March 31,                         March 31,
                                             ----------------------------      ----------------------------
                                                 1999             1998             1999             1998
                                             -----------      -----------      -----------      -----------
Basic Earnings Per Common Share:
 Numerator:
   Net Income ..........................     $   759,500      $    46,316      $ 1,668,017      $ 1,035,371
                                             ===========      ===========      ===========      ===========

 Denominator:
   Weighted average common
       shares outstanding ..............       2,519,436        2,664,178        2,516,048        2,679,856
   Less: Weighted average
       unallocated ESOP shares .........         (45,080)         (75,080)         (48,871)         (78,872)
                                             -----------      -----------      -----------      -----------
   Weighted average common shares
       outstanding for basic earnings
       per share .......................       2,474,356        2,589,098        2,467,177        2,600,984
                                             ===========      ===========      ===========      ===========

   Basic earnings per common share .....     $      0.31      $      0.02      $      0.68      $      0.40
                                             ===========      ===========      ===========      ===========


Diluted Earnings Per Common Share:
  Numerator:
   Net Income ..........................     $   759,500      $    46,316      $ 1,668,017      $ 1,035,371
                                             ===========      ===========      ===========      ===========

  Denominator:
   Weighted average common
       shares outstanding for basic
       earnings per common share .......       2,474,356        2,589,098        2,467,177        2,600,984
   Add: Dilutive effects of assumed
       exercises of stock options ......          75,889          173,534           78,782          167,425
                                             -----------      -----------      -----------      -----------
   Weighted average common and
       dilutive potential common
       shares outstanding ..............       2,550,245        2,762,632        2,545,959        2,768,409
                                             ===========      ===========      ===========      ===========

       Diluted earnings per common share     $      0.30      $      0.02      $      0.66      $      0.37
                                             ===========      ===========      ===========      ===========

3.       COMMITMENTS

         At March 31, 1999 and September 30, 1998, the Company had outstanding commitments to originate and purchase loans totaling $21.2 million and $27.4 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 1999, compared to September 30, 1998, and the consolidated results of operations for the three months and six months ended March 31, 1999, compared to the same periods in 1998. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1998.

FINANCIAL CONDITION

Total assets increased by $56.7 million, or 13.6%, from $418.4 million at September 30, 1998, to $475.1 million at March 31, 1999. The increase was attributable to an increase in the Company's net loans receivable and securities available for sale, which was funded through internal growth of the deposit portfolio and through Federal Home Loan Bank advances.

Cash and cash equivalents increased $3.2 million, or 47.8%, to $9.9 million at March 31, 1999, from $6.7 million at September 30, 1998. The increase was due to the accumulation of liquid funds from repayments of loans receivable and internal growth in deposits during the period.

The portfolio of securities available for sale increased $37.2 million, or 30.8%, to $157.8 million at March 31, 1999, from $120.6 million at September 30, 1998. The increase was the result of securities purchased during the period in an amount greater than sales, maturities and principal repayments received on securities. Securities purchased during the period consist primarily of fixed-rate mortgage-backed securities, and were funded by advances from the Federal Home Loan Bank of Des Moines and through internal deposit growth.

The portfolio of net loans receivable increased by $16.3 million, or 6.0%, to $286.6 million at March 31, 1999, from $270.3 million at September 30, 1998. The increase was due to increases in residential mortgage loans, commercial and multi-family real estate loans, and commercial business loans in the amounts of $24.4 million, $3.5 million, and $442,000, respectively. The increase in residential mortgage loans was due primarily to the purchase of adjustable-rate loans totaling $25.5 million during the period. The increase in net loans receivable was partially offset by decreases in consumer loans and agricultural loans in the amounts of $3.9 million and $8.4 million, respectively. The decrease in consumer loans was primarily due to prepayments as a result of the relatively low interest rate environment. The reduction in agricultural loans was primarily due to seasonal repayment of loans used in agricultural operations.

Deposit balances increased by $14.5 million, or 5.1%, to $298.4 million at March 31, 1999, from $283.9 million at September 30, 1998. The increase in deposit balances resulted from increases in checking accounts, money market accounts and certificates of deposit, which increased by $2.8 million, $12.1 million and $1.1 million, respectively. This increase resulted from the Company's emphasis on promoting transaction accounts that generally carry a lower interest cost. The increase was partially offset by a decrease in savings accounts in the amount of $1.5 million.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased by $45.4 million, or 53.2%, to $130.7 million at March 31, 1999 from $85.3 million at September 30, 1998. The increase in FHLB advances was used to fund the purchase of residential mortgage loans and available for sale securities.

Other borrowings, consisting of short-term borrowings from the Federal Reserve Bank, were reduced to zero at March 31, 1999 from $550,000 at September 30, 1998. The reduction was due to repayment of these short-term borrowings used primarily to fund seasonal loans to agricultural customers.

Total shareholders' equity decreased $174,000, or 0.4%, to $42.1 million at March 31, 1999 from $42.3 million at September 30, 1998. The decrease in shareholders' equity was due to the purchase of treasury stock, the payment of cash dividends to shareholders, and the reduction of unrealized gains on securities available for sale in an aggregate amount that exceeded net earnings during the period.

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

The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at March 31, 1999. At March 31, 1999, loans delinquent 30 days and over totaled 4.7% of total loans as compared to 6.2% at September 30, 1998.

                                                                        Loans Delinquent For:
                                              30-59 Days                     60-89 Days                  90 Days and Over
                                     ----------------------------     ---------------------------     ----------------------------
                                                         Percent                         Percent                          Percent
                                                            of                              of                               of
                                     Number    Amount    Category     Number    Amount   Category     Number   Amount     Category
                                     ------    ------    --------     ------    ------   --------     ------   ------     --------
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family ........          27     $1,323         1.18%      21     $  755        0.67%      17     $  766        0.68%
  Commercial and multi-family           5      2,671         2.67        0          0        0.00        3      1,402        1.39
  Agricultural real estate ..          10      1,122        11.19        2         36        0.36        0          0        0.00
Consumer ....................          58        399         1.79       14         92        0.41       35        176        0.79
Agricultural operating ......          44      3,090        10.52       15        408        1.39       33        660        2.25
Commercial business .........           7         87         0.38        2         49        0.22       10        816        3.70
                                      ---     ------                    --     ------                   --     ------
    Total ...................         151     $8,692         2.93%      54     $1,340        0.45%      98     $3,820        1.29%
                                      ===     ======                    ==     ======                   ==     ======



At March 31, 1999, commercial and multi-family real estate loans delinquent 30 days and over totaled $4.1 million, or 1.4% of the total loan portfolio as compared to $9.3 million, or 3.3% of total loans at September 30, 1998. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At March 31, 1999, agricultural operating loans delinquent 30 days and over totaled $4.2 million, or 1.4% of the total loan portfolio as compared to $3.2 million, or 1.1% of total loans at September 30, 1998. A substantial number of the Company's agricultural operating loans come up for renewal on an annual basis during the quarter ending March 31. These loans are reviewed in detail to determine the appropriate level of continued financing to be provided based on the borrower's current situation. In several instances, loans became past due prior to the review process being completed. This is reflected in the increased level of deliquencies at March 31, 1999. The majority of these loans have since been renewed and are no longer delinquent.

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

                                                      March 31, 1999      September 30, 1998
                                                      --------------      ------------------
                                                              (Dollars in Thousands)
Non-accruing loans:
     One-to four family ..........................        $  766                $  298
     Commercial and multi-family .................         1,402                   777
     Consumer ....................................           174                   142
     Agricultural operating ......................           660                 1,738
     Commercial business .........................           816                   209
                                                          ------                ------
       Total non-accruing loans ..................         3,818                 3,164

Accruing loans delinquent 90 days or more ........             2                 3,905
                                                          ------                ------
       Total non-performing loans ................         3,820                 7,069
                                                          ------                ------

Foreclosed assets:
     One- to four family .........................           158                    19
     Commercial real estate ......................          --                   1,324
     Consumer ....................................            60                    19
                                                          ------                ------
       Total .....................................           218                 1,362
     Less: Allowance for losses ..................          --                     299
                                                          ------                ------
       Total .....................................           218                 1,063
                                                          ------                ------
Total non-performing assets ......................        $4,038                $8,132
                                                          ======                ======

Total as a percentage of total assets ............          0.85%                 1.94%
                                                          ======                ======


For the three months ended March 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $99,000, of which none was included in interest income.

Other Loans of Concern. At March 31, 1999, there were loans totaling $3.1 million not included in the table above where known information about possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of six one- to four-family residential real estate loans totaling $200,000, two commercial real estate loans totaling $320,000, seven commercial business loans totaling $334,000, eight consumer loans totaling $64,000, and thirty agricultural loans totaling $2.2 million. At September 30, 1998, other loans of concern totaled $3.9 million.

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

On the basis of management's review of its loans and other assets, at March 31, 1999, the Company had classified a total of $5.6 million of its assets as substandard, $540,000 as doubtful and none as loss as compared to classifications at September 30, 1998 of $6.4 million substandard, $835,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to historically low commodity prices. Price levels for grain crops and livestock have generally been depressed since mid-1998. Livestock prices have recovered to some extent, but are still relatively low. Grain crop prices remain at historically low levels and are not expected to increase significantly in the near term. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices could result in weakness in the agricultural loan portfolio that could create a need for the Company to increase its allowance for loan losses through increased charges to provision for loan losses.

At March 31, 1999, the Company has established an allowance for loan losses totaling $2.7 million. The allowance represents approximately 70% of the total non-performing loans at March 31, 1999.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                                    (In Thousands)
     Balance, September 30, 1998                                        $ 2,909
           Charge-offs                                                    (855)
           Recoveries                                                        14
           Additions charged to operations                                  601
                                                                        -------

     Balance, March 31, 1999                                            $ 2,669
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

RESULTS OF OPERATIONS

General. For the three months ended March 31, 1999, the Company recorded net income of $760,000 compared to net income of $46,000 for the same period in 1998. For the six months ended March 31, 1999, net income was $1,668,000 compared to $1,035,000 for the same period in 1998. The increase in net income for both periods reflects an additional charge to provision for loan losses during the 1998 periods in the amount of $1,500,000, or $940,000 net of income taxes, related to management's determination to increase the allowance for loan losses as a result of mismanagement and possible fraud by one loan officer who is no longer with the Company.

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 1999 increased by $745,000, or 9.5%, to $8,585,000, compared to $7,840,000 during the same period in 1998. For the six months ended March 31, 1999, interest and dividend income increased $1,611,000, or 10.2%, to $17,346,000 from $15,735,000 during 1998. The increase for both periods was due to higher balances in interest earning assets during the 1999 periods compared to the previous year as a result of increased purchases of securities available for sale and the increased origination and purchase of loans.

Interest Expense. Total interest expense for the three months ended March 31, 1999 increased by $850,000, or 18.4%, to $5,473,000 from $4,623,000 during the same period in 1998. For the six months ended March 31, 1999, interest expense increased $1,480,000, or 15.9%, to $10,815,000 from $9,335,000 for the same period in 1998. The increase in interest expense for both periods reflects a higher average balance in deposit accounts during the 1999 periods due to internal growth of the deposit portfolio. In addition, the increase reflects increased balances in Federal Home Loan Bank advances used to fund the purchase of securities available for sale and the origination and purchase of loans.

Net Interest Income. Net interest income decreased by $105,000, or 3.3%, to $3,112,000 for the three months ended March 31, 1999 from $3,217,000 for the same period in 1998. For the six months ended March 31, 1999, net interest income increased $132,000, or 2.1%, to $6,531,000 from $6,399,000 for the same period in 1998. The decrease in net interest income for the three month period reflects the general reduction of the interest rate spread between interest-earning assets and interest-bearing liabilities due to the historically low interest rate environment. As borrowers have taken the opportunity to refinance higher yielding loans, these loans have been replaced at relatively lower interest rates thus reducing the Company's overall yield on its loan portfolio. As interest-bearing liabilities continue to reprice in the lower interest rate environment, the Company's cost of funds is also declining. The reduction in cost of funds, however, has not occurred at the same pace as the reduction in the yield on assets. The increase in net interest income for the six month period is due to the overall increase in net earning assets between the comparable periods, which was partially offset by the reduction in the spread between interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. For the three month and six month periods ended March 31, 1999, the provision for loan losses was $358,000 and $601,000, respectively. For the comparable periods in 1998, the provision for loan losses was $1,545,000 and $1,580,000, respectively. The decrease reflects an additional charge to provision for loan losses taken during the 1998 periods as a result of an increase in the level of classified assets and the related determination by management that the allowance for loan losses should be increased.

Non-Interest Income. Non-interest income increased by $186,000, or 40.4%, to $646,000 for the three months ended March 31, 1999, from $460,000 for the same period in 1998. For the six months ended March 31, 1999, non-interest income increased $145,000, or 15.3%, to $1,094,000 from $949,000 for the same period in 1998. The increase in non-interest income for both periods reflects the higher collection of fees from the origination, purchase and prepayment of loans, service charges on deposit accounts, and the gain on sales of securities available for sale.

Non-Interest Expense. Non-interest expense increased $181,000, or 9.3%, to $2,129,000 for the three months ended March 31, 1999, from $1,948,000 for the same period in 1998. For the six months ended March 31, 1999, non-interest expense increased $334,000, or 8.6%, to $4,236,000 from $3,902,000 for the same period in 1998. The increase in non-interest expense for both periods is due primarily to recruitment, compensation, and benefits expenses related to additions to the Company's staff of officers and employees. The additions to staff reflect the Company's previous growth and enhances the level of expertise available to support continued growth in the future.

Income Tax Expense. Income tax expense was $513,000 for the three months ended March 31, 1999 as compared to $138,000 for the same period in 1998. For the six months ended March 31, 1999, income tax expense was $1,121,000 as compared to $831,000 in 1998. The increase for both periods is due to higher levels of taxable income between the comparable periods.

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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at March 31, 1999 and September 30, 1998, were 21.0% and 15.4%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 1999, the Company had commitments to originate and purchase loans totalling $21.2 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at March 31, 1999 which, at that date, exceeded the capital adequacy requirements:

                                                                                             Minimum
                                                                                           Requirement
                                                                   Minimum                  To Be Well
                                                                 Requirement             Capitalized Under
                                                                For Capital              Prompt Corrective
                                          Actual               Adequacy Purposes         Action Provisions
                                   --------------------      ---------------------     ---------------------
                                   Amount          %         Amount          %         Amount            %
                                   -------        ----       -------       ---         -------         ----
                                                          (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $33,925        12.7%      $21,341       8.0%        $26,676         10.0%
    Tier 1 (Core) Capital (to
      risk weighted assets)        $31,588        11.8%      $10,670       4.0%        $16,005          6.0%
    Tier 1 (Core) Capital (to
      adjusted total assets)       $31,588         7.3%      $12,986       3.0%            N/A          N/A
    Tangible Capital (to
      adjusted total assets)       $31,588         7.3%      $ 6,493       1.5%            N/A          N/A
    Tier 1 (Core) Capital
      (to average assets)          $31,588         7.2%      $17,670       4.0%        $22,087          5.0%


Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at March 31, 1999 which, at that date, exceeded the capital adequacy requirements:

                                                                                             Minimum
                                                                                           Requirement
                                                                   Minimum                  To Be Well
                                                                 Requirement             Capitalized Under
                                                                For Capital              Prompt Corrective
                                          Actual               Adequacy Purposes         Action Provisions
                                   --------------------      ---------------------     ---------------------
                                   Amount          %         Amount          %         Amount            %
                                   -------        ----       -------       ---         -------         ----
                                                          (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $3,855         16.2%      $1,904         8.0%       $2,380          10.0%
    Tier 1 Capital (to risk
      weighted assets)             $3,735         15.7%      $  952         4.0%       $1,428           6.0%
    Tier 1 Capital
      (to average assets)          $3,735          9.3%      $1,599         4.0%       $1,999           5.0%


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 1999, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

The Company's primary data processing is provided by a major third party vendor. This provider has advised the Company that it has completed the renovation of its system to be Year 2000 ready, and has provided users of the system the opportunity to test the system for readiness. The Company has completed testing of its primary data processing system for Year 2000 readiness.

The Company has performed an assessment of its internal computer hardware and software and, where needed, has upgraded those systems to be Year 2000 ready. In addition, the Company has reviewed other external third party vendors that provide services to the Company (i.e. utility companies, electronic funds transfer providers, alarm companies, insurance providers, loan participation companies, and mortgage loan secondary market agencies), and has requested or already received certification letters from these vendors that their systems will be Year 2000 ready on a timely basis. Testing has been, or will be, performed with these service providers, where possible, to determine their Year 2000 readiness.

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

Based on the Company's review of its computer systems, management believes the direct cost of the remediation effort to make its systems Year 2000 ready will be approximately $60,000, of which approximately $40,000 has been spent. Such costs will be charged to expense as they are incurred.

The Company, as with all financial institutions, has reviewed the possibility of some level of reduction in deposits during the latter part of 1999. Based on its review, the Company has determined that alternate sources of funds should be available to maintain adequate funding throughout this period.

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

Presented below, as of March 31, 1999, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is more sensitive to declining rate changes than rising rates. This occurs primarily because, as rates decline, the market value of the Company's longer-term fixed-rate borrowings decline. In a rising rate environment, these longer-term fixed-rate borrowings increase in market value and substantially offset the decline in market value of fixed-rate loans, which decline in value due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Company's deposits change in approximately the same proportion in rising and falling rate scenarios.

                                                                          At March 31, 1999
-------------------------------------------------------------------------------------------
         Change in Interest Rate         Board Limit
              (Basis Points)              % Change          $ Change             % Change
              --------------              --------          --------             --------
                                                       (Dollars in Thousands)
                  +200 bp                   (40)%          $    (497)              (1.2)%
                  +100 bp                   (25)                 601                1.5
                     0 bp                     -                    -                  -
                  -100 bp                   (10)              (1,878)              (4.6)
                  -200 bp                   (15)              (4,826)             (11.8)

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


                                         FIRST MIDWEST FINANCIAL, INC.




Date:      May 14, 1999           By:    /s/ James S. Haahr
           ------------                  ------------------
                                         James S. Haahr, Chairman of the Board,
                                         President and Chief Executive Officer



Date:      May 14, 1999           By:    /s/ Donald J. Winchell
           ------------                  ----------------------
                                         Donald J. Winchell, Vice President,
                                         Treasurer and Chief Financial Officer