Form 10-Q
period 1999-06-30
FIRST MIDWEST FINANCIAL INC
filed 1999-08-13
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         Class:                                    Outstanding at June 30, 1999:
Common Stock, $.01 par value                          2,498,496 Common Shares

Transitional Small Business Disclosure Format:         Yes   [  ];    No   [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX





Part I.   Financial Information
-------------------------------

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at June 30, 1999 and September 30, 1998

                  Consolidated Statements of Income for the
                    Three Months and Nine Months Ended June 30,
                    1999 and 1998

                  Consolidated Statements of Comprehensive Income
                    for the Three Months and Nine Months Ended
                    June 30, 1999 and 1998

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Nine Months Ended June 30, 1999

                  Consolidated Statements of Cash Flows for the
                    Nine Months Ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk


Part II.  Other Information
----------------------------


      Signatures
      ----------

Part I.  Financial Information
Item 1. Financial Statements

                                    FIRST MIDWEST FINANCIAL, INC.
                                          AND SUBSIDIARIES
                               Consolidated Balance Sheets (Unaudited)

                                                                   June 30, 1999   September 30, 1998
                                                                  -------------      -------------
Assets
------
Cash and due from banks .....................................     $   1,324,772      $     908,984
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value) ...............         4,866,359          5,818,460
                                                                  -------------      -------------
         Total cash and cash equivalents ....................         6,191,131          6,727,444
Securities available for sale, amortized cost of
  $180,777,869 and $119,336,365 .............................       177,887,172        120,609,531
Loans receivable - net of allowances of $2,383,854
  and $2,908,902 ............................................       291,176,649        270,286,189
Foreclosed real estate, net .................................            68,990          1,063,317
Accrued interest receivable .................................         4,200,686          4,968,607
Federal Home Loan Bank stock, at cost .......................         7,898,300          5,505,800
Premises and equipment, net .................................         4,332,621          4,048,945
Excess of cost over net assets acquired .....................         4,224,116          4,497,815
Other assets ................................................           350,713            672,747
                                                                  -------------      -------------
         Total Assets .......................................     $ 496,330,378      $ 418,380,395
                                                                  =============      =============
Liabilities and Shareholders' Equity
------------------------------------
                  Liabilities
                  -----------

Deposits ....................................................     $ 307,118,540      $ 283,858,152
Advances from Federal Home Loan Bank ........................       142,900,661         85,263,562
Securities sold under agreements to repurchase ..............         4,321,674          4,074,567
Other borrowings ............................................              --              550,000
Advances from borrowers for taxes and insurance .............           506,477            405,218
Accrued interest payable ....................................           761,882            834,741
Other liabilities ...........................................           271,248          1,108,592
                                                                  -------------      -------------
         Total Liabilities ..................................       455,880,482        376,094,832
                                                                  -------------      -------------

                                    FIRST MIDWEST FINANCIAL, INC.
                                          AND SUBSIDIARIES
                               Consolidated Balance Sheets (Unaudited)
                                            (continued)

                                                                   June 30, 1999   September 30, 1998
                                                                  -------------      -------------
                  Shareholders' Equity
                  --------------------
Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding .....................................              --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
  2,957,999 shares issued and 2,498,496  shares  outstanding at June 30, 1999; 2,957,999 shares issued and 2,553,245
  shares outstanding at September 30, 1998 ..................            29,580             29,580
Additional paid-in capital ..................................        21,306,993         21,330,075
Retained earnings - substantially restricted ................        29,432,663         27,985,814
Accumulated other comprehensive income (loss):
  Unrealized gains (losses) on securities available for sale,
  net of tax of ($1,075,141) and $474,346 ...................        (1,815,556)           798,820
Unearned Employee Stock Ownership Plan shares ...............          (217,125)          (367,200)
Treasury stock, 459,503 and 404,754 common shares, at cost ..        (8,286,659)        (7,491,526)
                                                                  -------------      -------------
         Total Shareholders' Equity .........................        40,449,896         42,285,563
                                                                  -------------      -------------
         Total Liabilities and Shareholders' Equity .........     $ 496,330,378      $ 418,380,395
                                                                  =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                             FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                                     Consolidated Statements of Income (Unaudited)
                                                                Three Months Ended             Nine Months Ended
                                                                     June 30,                        June 30,
                                                               1999            1998            1999           1998
                                                            ----------     ----------     -----------     -----------
Interest and Dividend Income:
    Loans receivable ..................................     $5,913,291     $5,659,259     $17,693,394     $17,111,276
    Securities available for sale .....................      2,801,778      2,250,501       8,155,891       6,346,976
    Dividends on Federal Home Loan Bank stock .........        127,834         86,531         340,000         272,554
                                                            ----------     ----------     -----------     -----------
         Total interest and dividend income ...........      8,842,903      7,996,291      26,189,285      23,730,806
                                                            ----------     ----------     -----------     -----------
Interest Expense:
    Deposits ..........................................      3,648,012      3,389,794      10,847,737       9,878,382
    Other borrowings ..................................      1,929,843      1,425,525       5,545,212       4,272,347
                                                            ----------     ----------     -----------     -----------
         Total interest expense .......................      5,577,855      4,815,319      16,392,949      14,150,729
                                                            ----------     ----------     -----------     -----------
Net interest income ...................................      3,265,048      3,180,972       9,796,336       9,580,077
    Provision for loan losses .........................        299,000         55,000         900,000       1,435,000
                                                            ----------     ----------     -----------     -----------
Net interest income after provision for loan losses ...      2,966,048      3,125,972       8,896,336       8,145,077
                                                            ----------     ----------     -----------     -----------
Non-interest income:
    Loan fees and deposit account service charges .....        315,231        372,388       1,010,448         981,693
    Gain on sales of securities available for sale, net         37,500         85,518         331,256         308,443
    Brokerage commissions from subsidiary .............         26,005          9,315          57,393          53,383
    Other .............................................         69,940         60,397         144,042         133,575
                                                            ----------     ----------     -----------     -----------
         Total non-interest income ....................        448,676        527,618       1,543,139       1,477,094
                                                            ----------     ----------     -----------     -----------
Non-interest expense:
    Compensation and benefits .........................      1,248,980      1,233,784       3,730,730       3,538,821
    Occupancy and equipment ...........................        281,686        292,478         857,111         857,080
    Federal deposit insurance .........................         41,310         32,443         116,095         106,533
    Data processing ...................................         97,231         79,387         284,337         252,137
    Provision for loss on foreclosed real estate ......           --          150,000            --           350,000
    Other .............................................        471,237        388,639       1,388,122       1,174,474
                                                            ----------     ----------     -----------     -----------
         Total non-interest expense ...................      2,140,444      2,176,731       6,376,395       6,279,045
                                                            ----------     ----------     -----------     -----------
Income before income taxes ............................      1,274,280      1,476,859       4,063,080       3,343,126
    Income tax expense ................................        517,607        583,803       1,638,390       1,414,699
                                                            ----------     ----------     -----------     -----------
Net income ............................................     $  756,673     $  893,056     $ 2,424,690     $ 1,928,427
                                                            ==========     ==========     ===========     ===========

Earnings Per Share (see Note 2):
    Basic .............................................     $      .31     $      .35     $       .98     $       .74
                                                            ==========     ==========     ===========     ===========
    Diluted ...........................................     $      .30     $      .33     $       .95     $       .70

The accompanying notes are an integral part of these consolidated financial statements.

                                             FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                              Consolidated Statements of Comprehensive Income (Unaudited)




                                                             Three Months Ended               Nine Months Ended
                                                                   June 30,                        June 30,
                                                             1999            1998            1999            1998
                                                         -----------      ----------     -----------      -----------
Net income .........................................     $   756,673      $  893,056     $ 2,424,690      $ 1,928,427
                                                         -----------      ----------     -----------      -----------

Other comprehensive income (loss):
    Change in unrealized gains or losses on
     securities available for sale .................      (2,881,711)        314,918      (4,163,863)         (11,645)
    Less deferred income tax provision (benefit) ...      (1,072,344)        128,336      (1,549,487)           8,181
                                                         -----------      ----------     -----------      -----------

    Net other comprehensive income (loss) ..........      (1,809,367)        186,582      (2,614,376)         (19,826)
                                                         -----------      ----------     -----------      -----------

Comprehensive income (loss) ........................     $(1,052,694)     $1,079,638     $  (189,686)     $ 1,908,601
                                                         ===========      ==========     ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                 FIRST MIDWEST FINANCIAL, INC.
                                                        AND SUBSIDIARIES
                             Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                            For the Nine Months Ended June 30, 1999

                                                                                            Unearned
                                                                           Accumulated      Employee
                                                                               Other          Stock
                                              Additional                   Comprehensive    Ownership                       Total
                                 Common        Paid-In        Retained        Income,         Plan        Treasury     Shareholders'
                                  Stock         Capital       Earnings      Net of Tax       Shares         Stock          Equity
                                ---------    -----------    -----------   -----------     ----------    -----------     -----------
Balance at September 30, 1998   $  29,580     $21,330,075    $27,985,814     $ 798,820      $(367,200)   $(7,491,526)    $42,285,563

22,500 common shares committed
to be released under the ESOP          -         198,944              -             -        150,075             -          349,019

Cash dividends declared on
common stock ($0.39 per share)         -               -       (977,841)            -              -             -         (977,841)

Purchase of 72,500 common
shares of treasury stock               -               -              -             -              -    (1,187,000)      (1,187,000)

Issuance of 23,051 common
shares from treasury stock due
to exercise of stock options           -        (222,026)             -             -              -       391,867          169,841

Change in unrealized gain/(loss)
on securities available for sale,
net of income tax of ($1,549,487)      -               -              -    (2,614,376)             -             -       (2,614,376)

Net income for the nine months
ended June 30, 1999                    -               -      2,424,690             -              -             -        2,424,690
                                ---------    -----------    -----------   -----------     ----------    -----------     -----------

Balance at June 30, 1999        $  29,580    $21,306,993    $29,432,663   $(1,815,556)    $ (217,125)   $(8,286,659)    $40,449,896
                                =========    ===========    ===========   ===========     ==========    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                            FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Nine Months Ended June 30,
                                                                                        1999              1998
                                                                                   -------------      -------------
Cash flows from operating activities:
    Net income ...............................................................     $   2,424,690      $   1,928,427
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net ..........................         1,214,592          1,039,637
      Provision for loan losses ..............................................           900,000          1,435,000
      Provision for loss on foreclosed real estate ...........................              --              350,000
      Gain on sales of securities available for sale, net ....................          (331,255)          (308,443)
      (Gain)/loss on sales of real estate owned, net .........................           (19,226)             9,899
      Proceeds from sales of loans held for sale .............................         1,270,000          2,341,180
      Originations of loans held for sale ....................................        (1,270,000)        (2,341,180)
      Net change in accrued interest receivable ..............................           767,921            249,266
      Net change in other assets .............................................           322,035            363,608
      Net change in accrued interest payable .................................           (72,859)          (170,120)
      Net change in accrued expenses and other liabilities ...................           713,107            329,716
                                                                                   -------------      -------------
              Net cash from operating activities .............................         5,919,005          5,226,990
                                                                                   -------------      -------------

Cash flows from investing activities:
    Purchase of securities available for sale ................................       (30,916,995)       (47,132,678)
    Purchase of mortgage-backed securities available for sale ................       (88,679,376)       (30,260,583)
    Purchase of Federal Home Loan Bank stock .................................        (2,392,500)          (112,900)
    Proceeds from redemption of Federal Home Loan Bank stock .................              --              571,200
    Proceeds from sales of securities available for sale .....................        22,389,246         10,370,099
    Proceeds from sales of mortgage-backed securities available for sale .....              --            6,319,853
    Proceeds from maturities of securities available for sale ................        20,522,600         32,950,000
    Proceeds from principal repayment of mortgage-backed securities ..........        15,234,037         11,053,292
    Net change in loans receivable ...........................................        23,002,985         15,614,151
    Loans purchased ..........................................................       (45,072,050)       (21,142,296)
    Proceeds from sales of foreclosed real estate ............................         1,315,606            284,116
    Purchase of premises and equipment, net ..................................          (559,727)          (167,179)
                                                                                   -------------      -------------
              Net cash from investing activities .............................       (85,156,174)       (21,652,925)
                                                                                   -------------      -------------

                                            FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows (Unaudited)
                                                    (continued)

                                                                                      Nine Months Ended June 30,
                                                                                        1999              1998
                                                                                   -------------      -------------
Cash flows from financing activities:
    Net change in non-interest bearing demand, savings,
     NOW and money market demand accounts ....................................        18,555,055          6,784,762
    Net change in other time deposits ........................................         4,705,333         16,592,889
    Proceeds from advances from Federal Home Loan Bank .......................       225,100,000        105,750,000
    Payments of advances from Federal Home Loan Bank .........................      (167,462,901)      (113,059,390)
    Net change in securities sold under agreements to repurchase .............           247,108          1,818,334
    Net change in other borrowings ...........................................          (550,000)          (900,000)
    Net change in advances from borrowers for taxes and insurance ............           101,259            106,314
    Cash dividends paid ......................................................          (977,840)          (958,181)
    Proceeds from exercise of stock options ..................................           169,842             28,695
    Purchase of treasury stock ...............................................        (1,187,000)        (2,071,950)
                                                                                   -------------      -------------
              Net cash from financing activities .............................        78,700,856         14,091,473
                                                                                   -------------      -------------
Net change in cash and cash equivalents ......................................          (536,313)        (2,334,462)
Cash and cash equivalents at beginning of period .............................         6,727,444         13,052,426
                                                                                   -------------      -------------
Cash and cash equivalents at end of period ...................................     $   6,191,131      $  10,717,964
                                                                                   =============      =============

Supplemental disclosure of non-cash investing and
  financing activities:
    Loans transferred to foreclosed real estate ..............................     $     302,054      $   1,571,930

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

         A reconciliation of the numerators and denominators of the basic earnings per common share and earnings per common share assuming dilution computations for the three months and nine months ended June 30, 1999 and 1998 is presented below.

                                                                  Three Months Ended               Nine Months Ended
                                                                       June 30,                        June 30,
                                                             ---------------------------       --------------------------
                                                                 1999            1998             1999             1998
                                                             ----------       ----------       ----------       ----------
         Basic Earnings Per Common Share:
          Numerator:
            Net Income                                        $ 756,673        $ 893,056       $2,424,690       $1,928,427
                                                              =========        =========       ==========       ==========

          Denominator:
            Weighted average common
                shares outstanding                            2,511,076        2,635,207        2,514,391        2,664,973
            Less: Weighted average
                unallocated ESOP shares                        (37,580)         (67,580)         (45,108)         (75,108)
                                                             ----------       ----------       ----------       ----------
            Weighted average common shares
                outstanding for basic earnings
                per share                                     2,473,496        2,567,627        2,469,283        2,589,865
                                                              =========        =========        =========        =========

            Basic earnings per common share                      $ 0.31           $ 0.35           $ 0.98           $ 0.74
                                                                 ======           ======           ======           ======


         Diluted Earnings Per Common Share:
           Numerator:
            Net Income                                        $ 756,673        $ 893,056       $2,424,690       $1,928,427
                                                              =========        =========       ==========       ==========

           Denominator:
            Weighted average common
                shares outstanding for basic
                earnings per common share                     2,473,496        2,567,627        2,469,283        2,589,865
            Add: Dilutive effects of assumed
                exercises of stock options                       75,094          179,131           77,701          171,846
                                                                -------          -------          -------          -------
            Weighted average common and
                dilutive potential common
                shares outstanding                            2,548,590        2,746,758        2,546,984        2,761,711
                                                              =========        =========        =========        =========

                Diluted earnings per common share                $ 0.30           $ 0.33           $ 0.95           $ 0.70
                                                                 ======           ======           ======           ======

3.       COMMITMENTS

         At June 30, 1999 and September 30, 1998, the Company had outstanding commitments to originate and purchase loans totaling $31.7 million and $27.4 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 1999, compared to September 30, 1998, and the consolidated results of operations for the three months and nine months ended June 30, 1999, compared to the same periods in 1998. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1998.

FINANCIAL CONDITION

Total assets increased by $77.9 million, or 18.6%, from $418.4 million at September 30, 1998, to $496.3 million at June 30, 1999. The increase was attributable to an increase in the Company's securities available for sale and an increase in net loans receivable, which were funded through internal growth of the deposit portfolio and through Federal Home Loan Bank advances.

Cash and cash equivalents decreased $536,000, or 8.0%, to $6.2 million at June 30, 1999, from $6.7 million at September 30, 1998. The decrease was due to normal use of liquid funds in Company operations during the period.

The portfolio of securities available for sale increased $57.3 million, or 47.5%, to $177.9 million at June 30, 1999, from $120.6 million at September 30, 1998. The increase was the result of securities purchased during the period in an amount greater than sales, maturities and principal repayments received on securities. Securities purchased during the period consist primarily of fixed-rate mortgage-backed securities, and were funded by advances from the Federal Home Loan Bank of Des Moines and through internal deposit growth.

The portfolio of net loans receivable increased by $20.9 million, or 7.7%, to $291.2 million at June 30, 1999, from $270.3 million at September 30, 1998. The increase was due to increases in residential mortgage loans and commercial business loans in the amounts of $25.7 million and $6.9 million, respectively. The increase in residential mortgage loans was due primarily to the purchase of adjustable-rate loans totaling $25.5 million during the period. The increase in net loans receivable was partially offset by decreases in commercial and multi-family real estate loans, consumer loans and agricultural loans in the amounts of $590,000, $3.0 million and $9.0 million, respectively. The decrease in consumer loans was primarily due to prepayments as a result of the relatively low interest rate environment. The reduction in agricultural loans was due to management's decision to reduce credit risk in the portfolio through tightened underwriting guidelines, which has resulted in an overall reduction in the number and amount of loans outstanding.

Deposit balances increased by $23.2 million, or 8.2%, to $307.1 million at June 30, 1999, from $283.9 million at September 30, 1998. The increase in deposit balances resulted from increases in checking accounts, money market accounts and certificates of deposit, which increased by $2.5 million, $17.8 million and $4.7 million, respectively. This increase resulted from the Company's emphasis on promoting transaction accounts, which generally carry a lower interest cost. The increase was partially offset by a decrease in savings accounts in the amount of $1.7 million.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased by $57.6 million, or 67.5%, to $142.9 million at June 30, 1999 from $85.3 million at September 30, 1998. The increase in FHLB advances was used to fund the purchase of residential mortgage loans and securities available for sale.

Other borrowings, consisting of short-term borrowings from the Federal Reserve Bank, were reduced to zero at June 30, 1999 from $550,000 at September 30, 1998. The reduction was due to repayment of these short-term borrowings used primarily to fund seasonal loans to agricultural customers.

Total shareholders' equity decreased $1.9 million, or 4.5%, to $40.4 million at June 30, 1999 from $42.3 million at September 30, 1998. The decrease in shareholders' equity was due to the reduction of unrealized gains on securities available for sale, the purchase of treasury stock, and the payment of cash dividends to shareholders in an aggregate amount that exceeded net earnings during the period.

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

The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at June 30, 1999. At June 30, 1999, loans delinquent 30 days and over totaled 1.8% of total loans as compared to 6.2% at September 30, 1998.

                                                                 Loans Delinquent For:
                                            30-59 Days                  60-89 Days                90 Days and Over
                                   --------------------------   --------------------------   ----------------------------
                                                    Percent                       Percent                        Percent
                                                       of                            of                             of
                                   Number   Amount  Category    Number   Amount   Category   Number     Amount   Category
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family                  21    $  634    0.57%        19   $   933     0.83%       18     $   681     0.61%
  Commercial and multi-family          1       263    0.27          0         0     0.00         1         794     0.80
  Agricultural real estate             0         0    0.00          0         0     0.00         1          82     0.84
Consumer                              32       171    0.74         23       171     0.74        32         174     0.75
Agricultural operating                 4       203    0.71          1        20     0.07        32         724     2.53
Commercial business                   11       218    0.76          8       252     0.88         2          90     0.31
                                    ----   -------               ----    ------               ----      ------
    Total                             69   $ 1,489    0.49%        51    $1,376     0.46%       86      $2,545     0.85%
                                    ====   =======               ====    ======               ====      ======

At June 30, 1999, commercial and multi-family real estate loans delinquent 30 days and over totaled $1.1 million, or 0.35% of the total loan portfolio as compared to $9.3 million, or 3.3% of total loans at September 30, 1998. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At June 30, 1999, agricultural operating loans delinquent 30 days and over totaled $947,000, or 0.31% of the total loan portfolio as compared to $3.2 million, or 1.1% of total loans at September 30, 1998. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                                  June 30, 1999           September 30, 1998
                                                  -------------          ------------------
                                                             (Dollars in Thousands)
Non-accruing loans:
     One-to four family                                $  681                      $  298
     Commercial and multi-family                          794                         777
     Agricultural real estate                              82                         -
     Consumer                                             163                         142
     Agricultural operating                               724                       1,738
     Commercial business                                   90                         209
                                                       ------                      ------
       Total non-accruing loans                         2,534                       3,164

Accruing loans delinquent 90 days or more                  11                       3,905
                                                       ------                      ------
       Total non-performing loans                       2,545                       7,069
                                                        -----                       -----

Foreclosed assets:
     One- to four family                                  -                            19
     Commercial real estate                               -                         1,324
     Consumer                                              69                          19
                                                      -------                     -------
       Total                                               69                       1,362
     Less: Allowance for losses                           -                           299
                                                     --------                     -------
       Total                                               69                       1,063
                                                      -------                     -------
Total non-performing assets                            $2,614                      $8,132
                                                       ======                      ======

Total as a percentage of total assets                   0.53%                       1.94%
                                                       ======                      ======

For the three months ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $87,000, of which none was included in interest income.

Other Loans of Concern. At June 30, 1999, there were loans totaling $3.8 million not included in the table above where known information about possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of seven one- to four-family residential real estate loans totaling $244,000, two commercial real estate loans totaling $359,000, six commercial business loans totaling $1,062,000, sixteen consumer loans totaling $132,000, and sixteen agricultural loans totaling $2,008,000. At September 30, 1998, other loans of concern totaled $3.9 million.

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

On the basis of management's review of its loans and other assets, at June 30, 1999, the Company had classified a total of $5.7 million of its assets as substandard, $400,000 as doubtful and none as loss as compared to classifications at September 30, 1998 of $6.4 million substandard, $835,000 doubtful and none as loss.

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

At June 30, 1999, the Company has established an allowance for loan losses totaling $2.4 million. The allowance represents approximately 94% of the total non-performing loans at June 30, 1999.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                                  (In Thousands)
     Balance, September 30, 1998                                       $ 2,909
           Charge-offs                                                 (1,442)
           Recoveries                                                       17
           Additions charged to operations                                 900
                                                                       -------

     Balance, June 30, 1999                                            $ 2,384
                                                                       =======

Based on currently available information, management believes the allowance for loan losses is adequate to absorb potential losses in the portfolio. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

RESULTS OF OPERATIONS

General. For the three months ended June 30, 1999, the Company recorded net income of $757,000 compared to net income of $893,000 for the same period in 1998. The decrease primarily is due to an increase in the charge to provision for loan losses during the 1999 period. For the nine months ended June 30, 1999, net income was $2,425,000 compared to $1,928,000 for the same period in 1998. The increase reflects increases in net interest income and non-interest income, a lower charge to provision for loan losses, and was partially offset by increased non-interest expenses.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 1999 increased by $847,000, or 10.6%, to $8,843,000, compared to $7,996,000 during the same period in 1998. For the nine months ended June 30, 1999, interest and dividend income increased $2,458,000, or 10.4%, to $26,189,000 from $23,731,000 during 1998. The increase for both periods was due to higher interest earning assets balances during the 1999 periods compared to the previous year as a result of increased purchases of securities available for sale and the increased origination and purchase of loans.

Interest Expense. Total interest expense for the three months ended June 30, 1999 increased by $763,000, or 15.8%, to $5,578,000 from $4,815,000 during the same period in 1998. For the nine months ended June 30, 1999, interest expense increased $2,242,000, or 15.8%, to $16,393,000 from $14,151,000 for the same period in 1998. The increase in interest expense for both periods reflects a higher average balance in deposit accounts during the 1999 periods due to internal growth of the deposit portfolio. In addition, the increase reflects increased balances in Federal Home Loan Bank advances used to fund the purchase of securities available for sale and the origination and purchase of loans.

Net Interest Income. Net interest income increased by $84,000, or 2.6%, to $3,265,000 for the three months ended June 30, 1999 from $3,181,000 for the same period in 1998. For the nine months ended June 30, 1999, net interest income increased $216,000, or 2.3%, to $9,796,000 from $9,580,000 for the same period in 1998. The increase in net interest income for both periods was due to the overall increase in net interest earning assets between the comparable periods, which was partially offset by the reduction in the spread between interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. For the three month and nine month periods ended June 30, 1999, the provision for loan losses was $299,000 and $900,000, respectively. For the comparable periods in 1998, the provision for loan losses was $55,000 and $1,435,000, respectively. The decrease in provision for loan losses for the nine month period is related to an additional charge taken during the 1998 second quarter due to an increase in the level of classified assets and the related determination by management that the allowance for loan losses should be increased.

Non-Interest Income. Non-interest income decreased by $79,000, or 15.0%, to $449,000 for the three months ended June 30, 1999, from $528,000 for the same period in 1998. The decrease reflects the lower collection of fees from the origination, purchase and prepayment of loans, and from the gain on sales of securities available for sale during the three month period. For the nine months ended June 30, 1999, non-interest income increased $66,000, or 4.5%, to $1,543,000 from $1,477,000 for the same period in 1998. The increase in non-interest income reflects an increase in the collection of fees from the origination, purchase and prepayment of loans, from service charges on deposit accounts, and from the gain on sales of securities available for sale.

Non-Interest Expense. Non-interest expense decreased $37,000, or 1.7%, to $2,140,000 for the three months ended June 30, 1999, from $2,177,000 for the same period in 1998. The decrease reflects a decrease in the charge to provision for loss on foreclosed real estate, which was partially offset by an increase in compensation and recruitment expenses during the comparable three month periods. For the nine month period ended June 30, 1999, non-interest expense increased $97,000, or 1.5%, to $6,376,000 from $6,279,000 for the same period in 1998. The increase was due primarily to recruitment and compensation expenses related to additions to the Company's staff of officers and employees. The additions to staff reflect the Company's previous growth and enhances the level of expertise available to support continued growth in the future. The increase in expenses was partially offset by a reduction in the charge to provision for loss on foreclosed real estate.

Income Tax Expense. Income tax expense was $517,000 for the three months ended June 30, 1999 as compared to $584,000 for the same period in 1998. The decrease reflects the lower level of taxable income between the comparable periods. For the nine months ended June 30, 1999, income tax expense was $1,638,000 as compared to $1,415,000 in 1998. The increase is due to a higher level of taxable income between the comparable periods.

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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at June 30, 1999 and September 30, 1998, were 11.8% and 15.4%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 1999, the Company had commitments to originate and purchase loans totalling $31.7 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at June 30, 1999 which, at that date, exceeded the capital adequacy requirements:

                                                                                            Minimum
                                                                                          Requirement
                                                                   Minimum                 To Be Well
                                                                 Requirement            Capitalized Under
                                                                 For Capital            Prompt Corrective
                                          Actual               Adequacy Purposes       Action Provisions
                                   -----------------         -------------------       -------------------
                                   Amount          %         Amount          %         Amount            %
                                   ------          -         ------          -         ------            -
                                                           (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $34,053        12.1%      $22,424       8.0%        $28,030         10.0%
    Tier 1 (Core) Capital (to
      risk weighted assets)        $31,884        11.4%      $11,212       4.0%        $16,818          6.0%
    Tier 1 (Core) Capital (to
      adjusted total assets)       $31,884         7.0%      $13,663       3.0%            N/A          N/A
    Tangible Capital (to
      adjusted total assets)       $31,884         7.0%      $ 6,831       1.5%            N/A          N/A
    Tier 1 (Core) Capital
      (to average assets)          $31,884         7.4%      $17,342       4.0%        $21,678          5.0%

Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at June 30, 1999 which, at that date, exceeded the capital adequacy requirements:

                                                                                            Minimum
                                                                                          Requirement
                                                                   Minimum                 To Be Well
                                                                 Requirement            Capitalized Under
                                                                 For Capital            Prompt Corrective
                                          Actual               Adequacy Purposes       Action Provisions
                                   -----------------         -------------------       -------------------
                                   Amount          %         Amount          %         Amount            %
                                   ------          -         ------          -         ------            -
                                                           (Dollars in Thousands)
    Total Capital (to risk
      weighted assets)             $4,025         17.0%      $1,895        8.0%        $2,369         10.0%
    Tier 1 Capital (to risk
      weighted assets)             $3,762         15.9%      $  948        4.0%        $1,421          6.0%
    Tier 1 Capital
      (to average assets)          $3,762          9.8%      $1,536        4.0%        $1,920          5.0%


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 1999, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

Presented below, as of June 30, 1999, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is more sensitive to increasing rate changes than declining rates. This occurs primarily because, as rates rise, the market value of the Company's fixed-rate loans and mortgage-backed securities declines due both to the interest rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans and mortgage-backed securities because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling interest rate scenarios.

                                                                At June 30, 1999
--------------------------------------------------------------------------------
         Change in Interest Rate      Board Limit
              (Basis Points)           % Change       $ Change         % Change
              -------------            --------       --------         --------
                                       (Dollars in Thousands)
                  +200 bp               (40)%        $   (5,388)         (13.5)%
                  +100 bp               (25)             (2,617)         ( 6.6)
                     0 bp                 -                   -              -
                 - 100 bp               (10)              2,402            6.0
                 - 200 bp               (15)              2,533            6.4

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

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:                                           None

              (b) Reports on Form 8-K:

                   First Midwest Financial, Inc. filed Form 8-K dated May 24, 1999 to report the issuance of a press release announcing the declaration of its regular quarterly cash dividend to shareholders and the completion of its stock repurchase program.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MIDWEST FINANCIAL, INC.




Date:     August 13, 1999        By: /s/ James S. Haahr
        ------------------           ------------------
                                     James S. Haahr, Chairman of the Board,
                                     President and Chief Executive Officer



Date:     August 13, 1999        By: /s/ Donald J. Winchell
        ------------------           ----------------------
                                     Donald J. Winchell,  Senior Vice President,
                                     Treasurer and Chief Financial Officer