Form 10-K
period 1999-09-30
FIRST MIDWEST FINANCIAL INC
filed 1999-12-28
CIK 907471

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-22140.

                          FIRST MIDWEST FINANCIAL, INC.
--------------------------------------------------------------------------------
                (Name of Registrant as specified in its charter)

        Delaware                                             42-1406262
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

Fifth at Erie, Storm Lake, Iowa                                  50588
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                  Registrant's telephone number: (712) 732-4117

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ]    NO [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Registrant's revenues for the most recent fiscal year ended were $37.3 million.

         As of December 16, 1999, the Registrant had issued and outstanding 2,522,073 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of December 16, 1999, was $22.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form 10-K -- Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1999.

         PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during January 2000.

================================================================================

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

         These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors some of which are beyond the Company's control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this prospectus:


         o the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

         o        inflation, interest rate, market and monetary fluctuations;

         o the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

         o the willingness of users to substitute competitors' products and services for the Company's products and services;

         o the success of the Company in gaining regulatory approval of its products and services, when required;

         o        the  impact  of  changes  in  financial   services'  laws  and
                  regulations   (including  laws  concerning   taxes,   banking,
                  securities, agriculture and insurance);

         o        technological changes;

         o        acquisitions;

         o        changes in consumer spending and saving habits; and

         o the success of the Company at managing the risks involved in the foregoing.

         The Company wishes to caution readers that such forward-looking statements speak only as of the date made. The Company does not undertake, and expressly disclaims any intent or obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                     PART I

Item 1.  Description of Business

General

         First Midwest Financial, Inc. is a Delaware corporation, the principal assets of which are First Federal Savings Bank of the Midwest ("First Federal") and Security State Bank ("Security"). First Midwest, on September 20, 1993, acquired all of the capital stock of First Federal in connection with First Federal's conversion from the mutual to stock form ownership (the "Conversion"). On September 30, 1996, First Midwest became a bank holding company upon its acquisition of Security, as discussed below.

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

         First Federal and Security (collectively, the "Banks") are the only direct, active subsidiaries of First Midwest. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through its subsidiary Banks, provides a full range of financial services. The principal business of First Federal historically has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in First Federal's market area. Recently, First Federal's lending activities have expanded to include an increased emphasis on originations and purchases of commercial and multi-family real estate loans. The principal business of Security has been and continues to be attracting retail deposits from the general public and investing those funds in agricultural real estate and operating loans and, to a lesser extent, one- to four-family residential, commercial business and consumer loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. At September 30, 1999, the Company had total assets of $511.2 million, deposits of $304.8 million, and shareholders' equity of $39.8 million.

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

         First Federal, directly through its wholly-owned subsidiary, First Services Financial Limited ("First Services"), and indirectly through independent contractors, offers mutual funds and, in some locations, insurance products and annuities. In addition, Brookings Service Corporation, a subsidiary of First Services, offers full service brokerage services through PrimeVest Financial Services, Inc., a third party vendor.

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

Market Area

         First Federal Savings Bank of the Midwest has three divisions: First Federal Savings Bank, Brookings Federal Bank and Iowa Savings Bank. First
Federal Savings Bank's headquarters is located on the corner of Fifth and Erie streets in Storm Lake, Iowa. The bank operates a total of six branch offices in Storm Lake, Lake View, Laurens, Manson, Odebolt and Sac City, Iowa. Brookings Federal Bank operates two facilities in Brookings, South Dakota. Iowa Savings Bank has bank facilities in Des Moines and West Des Moines, Iowa. A third Iowa Savings Bank office, and its new main office, is under construction in Urbandale, Iowa.

         Security State Bank operates its business through three full-service offices in Casey, Menlo and Stuart, Iowa.

         The Company's primary market area includes Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac Counties in Iowa and Brookings County in South Dakota.

         Storm Lake is located in northwest Iowa approximately 150 miles northwest of Des Moines and 200 miles south of Minneapolis in Buena Vista County. Like much of the State of Iowa, Storm Lake and the Company's primary market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista County Hospital, IBP, Inc. and Bil Mar Foods of Iowa. The world's largest electricity-generating wind farm is located in Buena Vista County. This $235 million project, completed in June 1999, provides enough electricity to serve 71,000 average-sized Midwestern households. Storm Lake is also home to Buena Vista University, which currently enrolls 1,256 full-time students at its Storm Lake campus and employs 79 full-time faculty.

         Brookings is located in east central South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis in Brookings County. First Federal's market area in South Dakota encompasses approximately a 30 mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 8,540 students enrolled for the 1999 fall term and employs 504 full-time faculty. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics and Twin City Fan. The Brookings division operates from a main office located in downtown Brookings and one drive-up branch office also located in Brookings.

         Des Moines, the State of Iowa's capitol, is located in central Iowa. The Des Moines market area encompasses Polk County and surrounding counties. Iowa Savings Bank Division's main office operates near a high-traffic intersection, across from a major shopping mall in West Des Moines. The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines. Des Moines is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices. Other major businesses include Hy-Vee Food Stores, Inc., Bridgestone-Firestone, Inc., Communication Data Services, Inc., Pioneer Hi-Bred, John Deere, and Meredith Corporation. Universities in the area include Drake University, Upper Iowa University, Simpson College, Grand View College, Hamilton College and the University of Osteopathic Medicine and Health Sciences.

         Security's main office operates in Stuart, which is located in west-central Iowa, approximately 40 miles west of Des Moines on the border of Adair and Guthrie counties. Security's market area, as well as our other market areas, except perhaps Des Moines, are highly dependent on farming and agriculture-related businesses. Agriculture-related businesses in recent years have performed well due to a relatively stable agricultural environment in the Company's market area. Recently, however, agriculture commodity prices have declined significantly for the major agricultural products produced in the Company's market area. Commodity price fluctuations are a normal part of agriculture, but it is unusual for the pricing of all major products to be depressed at the same time. Although there has been minimal effect observed to date, an extended period of low commodity prices could result in reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company's market area.

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

         While the Company historically has focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates and purchases commercial and multi-family real estate loans and originates consumer, commercial business, residential and commercial construction and agriculturally related loans. The Company originates most of its loans in its primary market area. More recently, the Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on these less traditional lending activities. At September 30, 1999, the Company's net loan portfolio totaled $303.1 million, or 59.3% of the Company's total assets.

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

         At September 30, 1999, the Company's largest lending relationship to a single borrower or group of related borrowers totaled $6.0 million. The Company had twelve other lending relationships in excess of $2.5 million as of September 30, 1999 with the average outstanding balance of such loans totaling approximately $3.8 million. At September 30, 1999, each of these loans was performing in accordance with its repayment terms.

         Loan Portfolio Composition. The following table provides information about the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                      September 30,
                                            -----------------------------------------------------------------
                                                   1995                   1996                    1997
                                            ------------------     -------------------     ------------------
                                            Amount     Percent     Amount      Percent     Amount     Percent
                                            ------     -------     ------      -------     ------     -------
                                                                 (Dollars in Thousands)
Real Estate Loans
 One- to four-family                         $ 57,274     30.4%   $ 78,476      31.6%     $ 73,903     27.8%
 Commercial and multi-family                   73,419     38.9      85,157      34.2        74,870     28.1
 Agricultural                                   7,021      3.7      11,068       4.5        11,732      4.4
 Construction or development                   17,877      9.5       7,819       3.1        21,264      8.0
                                             --------    -----    --------     -----      --------    -----
     Total real estate loans                  155,591     82.5     182,520      73.4       181,769     68.3
                                             --------    -----    --------     -----      --------    -----
Other Loans:
  Consumer Loans:
  Home equity                                   4,906      2.6       7,823       3.1        14,007      5.3
  Automobile                                    3,663      1.9       5,356       2.2         6,106      2.3
  Deposit account                                 330       .2         666        .3           533       .2
  Student                                         382       .2         324        .1           383       .1
  Other (1)                                     3,727      2.0       6,259       2.5         6,369      2.4
                                             --------    -----    --------     -----      --------    -----
     Total consumer loans                      13,008      6.9      20,428       8.2        27,398     10.3
 Agricultural operating                        11,905      6.3      30,364      12.2        38,650     14.5
 Commercial business                            8,173      4.3      15,468       6.2        18,456      6.9
                                             --------    -----    --------     -----      --------    -----
     Total other loans                         33,086     17.5      66,260      26.6        84,504     31.7
                                             --------    -----    --------     -----      --------    -----
     Total loans                              188,677    100.0%    248,780     100.0%      266,273    100.0%
                                                         =====                 =====                  =====

Less:
 Loans in process                               8,071                2,240                   8,700
 Deferred fees and discounts                      404                  650                     553
 Allowance for losses                           1,650                2,356                   2,379
                                             --------             --------                --------
 Total loans receivable, net                 $178,552             $243,534                $254,641
                                             ========             ========                ========

                                                             September 30,
                                            --------------------------------------------
                                                     1998                    1999
                                              -------------------     ------------------
                                              Amount      Percent     Amount     Percent
                                              ------      -------     ------     -------
                                                        (Dollars in Thousands)
Real Estate Loans
 One- to four-family                         $ 85,799      30.5%     $110,317       34.8%
 Commercial and multi-family                   66,845      23.8        85,793       27.1
 Agricultural                                  10,537       3.8         9,874        3.1
 Construction or development                   32,990      11.7        28,379        9.0
                                             --------     -----      --------      -----
     Total real estate loans                  196,171      69.8       234,363       74.0
                                             --------     -----      --------      -----
Other Loans:
  Consumer Loans:
  Home equity                                  15,285       5.4        14,834        4.7
  Automobile                                    4,445       1.6         3,861        1.3
  Deposit account                                 716        .3           443         .1
  Student                                         421        .1           460         .1
  Other (1)                                     5,372       1.9         3,828        1.2
                                             --------     -----      --------      -----
     Total consumer loans                      26,239       9.3        23,426        7.4
 Agricultural operating                        37,234      13.2        29,284        9.2
 Commercial business                           21,587       7.7        29,942        9.4
                                             --------     -----      --------      -----
     Total other loans                         85,060     30.2         82,652       26.0
                                             --------     -----      --------      -----
     Total loans                              281,231    100.0%       317,015      100.0%
                                                         =====                     =====

Less:
 Loans in process                               7,738                  10,494
 Deferred fees and discounts                      298                     350
 Allowance for losses                           2,909                   3,093
                                             --------                --------
 Total loans receivable, net                 $270,286                $303,078
                                             ========                ========

(1) Consist generally of various types of secured and unsecured consumer loans.

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                         September 30,
                                              ------------------------------------------------------------------
                                                     1995                    1996                   1997
                                              -------------------     ------------------     -------------------
                                              Amount      Percent     Amount     Percent     Amount      Percent
                                              ------      -------     ------     -------     ------      -------
                                                                    (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family                          $ 22,875     12.1%   $ 41,322       16.6%   $ 33,369      12.5%
  Commercial and multi-family                    14,262      7.6      14,036        5.6      11,124       4.2
  Agricultural                                    5,536      2.9       4,250        1.7       5,978       2.3
  Construction or development                     2,342      1.3       2,938        1.2       2,997       1.1
                                               --------    -----    --------      -----    --------     -----
     Total fixed-rate real estate loans          45,015     23.9      62,546       25.1      53,468      20.1
 Consumer                                        12,303      6.5      19,145        7.7      26,100       9.8
  Agricultural operating                          7,335      3.9      14,998        6.1      16,280       6.1
  Commercial business                             5,521      2.9       7,200        2.9      10,462       3.9
                                               --------    -----    --------      -----    --------     -----
     Total fixed-rate loans                      70,174     37.2     103,889       41.8     106,310      39.9
                                               --------    -----    --------      -----    --------     -----
Adjustable Rate Loans:
 Real estate:
  One- to four-family                            34,399     18.2      37,154       14.9      40,534      15.2
  Commercial and multi-family                    59,157     31.4      71,121       28.6      63,746      23.9
  Agricultural                                    1,485       .8       6,818        2.7       5,754       2.2
  Construction or development                    15,535      8.2       4,881        2.0      18,267       6.9
                                               --------    -----    --------      -----    --------     -----
     Total adjustable-rate real
     estate loans                               110,576     58.6     119,974       48.2     128,301      48.2
 Consumer                                           705       .4       1,283         .5       1,298        .5
 Agricultural operating                           4,570      2.4      15,366        6.2      22,370       8.4
 Commercial business                              2,652      1.4       8,268        3.3       7,994       3.0
                                               --------    -----    --------      -----    --------     -----
     Total adjustable rate loans                118,503     62.8     144,891       58.2     159,963      60.1
                                               --------    -----    --------      -----    --------     -----
     Total loans                                188,677    100.0%    248,780      100.0%    266,273     100.0%
                                                           =====                  =====                 =====

Less:
 Loans in process                                 8,071                2,240                  8,700
 Deferred fees and discounts                        404                  650                    553
 Allowance for loan losses                        1,650                2,356                  2,379
                                               --------             --------               --------
     Total loans, net                          $178,552             $243,534               $254,641
                                               ========             ========               ========

                                                            September 30,
                                              -----------------------------------------
                                                      1998                  1999
                                                 ----------------    ------------------
                                                 Amount   Percent    Amount     Percent
                                                 ------   -------    ------     -------
                                                       (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family                         $ 51,235     18.2%    $ 52,943      16.7%
  Commercial and multi-family                   11,582      4.1       34,326      10.8
  Agricultural                                   4,982      1.8        5,080       1.6
  Construction or development                    1,829       .7        2,322        .8
                                              --------    -----     --------     -----
     Total fixed-rate real estate loans         69,628     24.8       94,671      29.9
 Consumer                                       24,909      8.8       21,803       6.9
  Agricultural operating                        18,821      6.7       14,896       4.7
  Commercial business                           15,108      5.4       23,206       7.3
                                              --------    -----     --------     -----
     Total fixed-rate loans                    128,466     45.7      154,576      48.8
                                              --------    -----     --------     -----
Adjustable Rate Loans:
 Real estate:
  One- to four-family                           34,564     12.3       57,374      18.1
  Commercial and multi-family                   55,263     19.6       51,467      16.2
  Agricultural                                   5,555      2.0        4,794       1.6
  Construction or development                   31,161     11.1       26,057       8.2
                                              --------    -----     --------     -----
     Total adjustable-rate real
     estate loans                              126,543     45.0      139,692      44.1
 Consumer                                        1,330       .5        1,623        .5
 Agricultural operating                         18,413      6.5       14,388       4.5
 Commercial business                             6,479      2.3        6,736       2.1
                                              --------    -----     --------     -----
     Total adjustable rate loans               152,765     54.3      162,439      51.2
                                              --------    -----     --------     -----
     Total loans                               281,231    100.0%     317,015     100.0%
                                                          =====                  =====

Less:
 Loans in process                                7,738                10,494
 Deferred fees and discounts                       298                   350
 Allowance for loan losses                       2,909                 3,093
                                              --------              --------
     Total loans, net                         $270,286              $303,078
                                              ========              ========

         The following table illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                       Real Estate
                         -----------------------------------------
                                                                                               Agricultural
                            Mortgage(1)           Construction            Consumer               Operating
                         -------------------    ------------------    ------------------    -------------------
                                    Weighted              Weighted              Weighted               Weighted
                                    Average                Average               Average                Average
                         Amount       Rate      Amount      Rate      Amount      Rate      Amount       Rate
                         ------       ----      ------      ----      ------      ----      ------       ----
                                                        (Dollars in Thousands)
Due During
Years Ending
September 30,
-------------
2000(2)                  $69,826       8.05%    $22,710      9.07%     $9,682      9.37%    $26,972      9.44%
2001-2004                 71,760       7.43       3,079      8.67       9,415      9.08       1,905      8.91
2004 and following        64,398       7.34       2,590      8.41       4,329      9.25         407      8.96

                               Commercial
                                Business               Total
                            -----------------   --------------------
                                     Weighted               Weighted
                                      Average               Average
                            Amount     Rate      Amount       Rate
                            ------     ----      ------       ----
                                   (Dollars in Thousands)
Due During
Years Ending
September 30,
-------------
2000(2)                  $21,525      9.30%   $150,715       8.69%
2001-2004                  8,181      8.73      94,340       7.77
2004 and following           236      8.63      71,960       7.50

-------------------
(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after September 30, 2000 which have predetermined interest rates is $99.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $134.7 million.

         One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 1999, the Company's one- to four-family residential mortgage loan portfolio totaled $110.3 million, or 34.8% of the Company's total gross loan portfolio. Approximately 35.8% of the Company's one- to four-family mortgage loans or 12.5% of the Company's gross loans have been purchased, generally from other financial institutions. See "--Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." At September 30, 1999, the average outstanding principal balance of a one- to four-family residential mortgage loan was $57,000.

         The Company offers fixed-rate and ARM loans. During the year ended September 30, 1999, the Company originated $1.5 million of adjustable-rate loans and $25.7 million of fixed-rate loans secured by one- to four-family residential real estate. The Company's one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

         Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market standards, i.e., Fannie Mae, Ginnie Mae, and Freddie Mac standards. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. The Company has historically retained its fixed-rate loans for its loan portfolio, however, from June 1996 through March 1998, the Company sold, with servicing retained, most of its fixed-rate loans with terms of 15 years or greater to Fannie Mae. The Company suspended selling these loans due to limited opportunity for other types of investments or to purchase loans due to the present low interest rate environment. The Company may decide to sell loans in the future.

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

         Commercial and Multi-Family Real Estate Lending. The Company is also engaged in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and Northwest. The Company, in order to supplement its loan portfolio and consistent with management's objectives to expand the Company's commercial and multi-family loan portfolio, purchased $42.4 million, $16.3 million and $26.8 million of such loans during fiscal 1999, 1998 and 1997, respectively. However, due to a large number of prepayments and maturities of commercial and multi-family real estate loans during fiscal 1999, 1998 and 1997 as a result of a favorable interest rate environment, at September 30, 1999, 1998 and 1997, the Company had $85.8 million, $66.8 million and $74.9 million, respectively, of commercial and multi-family real estate loans compared to $85.2 million at September 30, 1996. At September 30, 1999, $1.1 million, or 1.2% of the Company's commercial and multi-family real estate loans were non-performing. See " -- Non-Performing Assets, Other Loans of Concern and Classified Assets."

         The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, nursing homes, assisted living/retirement facilities, office buildings and, to a lesser extent, hotels. Commercial and multi-family real estate loans generally have terms that do not exceed 20 years, have loan-to-value ratios of up to 75% of the appraised value of the security property, and are typically secured by personal guarantees of the borrowers. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans provide for a margin over a number of different indices. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

         At September 30, 1999, the Company's largest commercial and multi-family real estate loan was a $5.8 million loan secured by a retail shopping center, a single-family residential housing development and other real estate. The Company had seven other commercial and/or multi-family loans in excess of $2.5 million at such date. All of these loans are currently performing in accordance with their terms. At September 30, 1999, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was $333,000.

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

         Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 1999, the Company's construction loan portfolio totaled $28.4 million, or 9.0% of the Company's total gross loan portfolio.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1999, the Company had $1.6 million of construction loans to borrowers intending to live in the properties upon completion of construction.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 24 months and have terms of up to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans are generally 1%. At September 30, 1999, the Company did not have any construction loans to builders of one- to four-family residences.

         Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, hotels or other property, and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by the Company, except that during the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 1999, the Company had approximately $26.8 million of loans for the construction of commercial and multi-family real estate. This amount consisted of two loans totaling $5.7 million for the construction of assisted living facilities, four loans totaling $5.7 million for the construction of hotels, two loans totaling $3.1 million for the construction of apartment complexes, and seven loans totaling $12.3 million for the construction of commercial facilities. All of these loans were performing in accordance with their terms at September 30, 1999.

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

         Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 1999, the Company had agricultural real estate loans secured by farmland of $9.9 million or 3.1% of the Company's gross loan portfolio. At the same date, $29.3 million, or 9.2% of the Company's gross loan portfolio, consisted of secured loans related to agricultural operations.

         Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 1999, the average outstanding principal balance of an agricultural operating loan held by the Company was $43,200. At September 30, 1999, $285,000, or 1.0%, of the Company's agricultural operating loans were non-performing.

         Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first one to five years, adjusting annually thereafter. In addition, such loans generally amortize over a period of ten to 20 years. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. At September 30, 1999, $70,000, or .7% of the Company's agricultural real estate portfolio was non-performing.

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

         Weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with multi-peril crop insurance which can guarantee set yields to provide certainty of repayment. Government support programs, and recently the Company, generally require that farmers procure multi-peril crop insurance.

         Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the farmer with the use of futures contracts or options to provide a "floor" below which prices will not fall. The Company generally does not require the use by borrowers of future contracts or options.

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

         Consumer Lending. The Company offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, federally guaranteed student loans, and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 1999, the Company's consumer loan portfolio totaled $23.4 million, or 7.4% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 1999, substantially all were short- and intermediate-term, fixed-rate loans.

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

         The Company primarily originates automobile loans on a direct basis and originates indirect automobile loans on a very limited basis. Direct loans are loans made when the Company extends credit directly to the borrower, as opposed to indirect loans, which are made when the Company purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers. The Company's automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles. Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1999, $140,000 or .6% of the Company's consumer loan portfolio was non-performing.

         Commercial Business Lending. The Company also originates commercial business loans. Most of the Company's commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 1999, $29.9 million, or 9.4% of the Company's total gross loan portfolio was comprised of commercial business loans.

         The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan. The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's current credit analysis. Nonetheless, such loans are believed to carry higher credit risk than more traditional investments.

         The largest commercial business loan outstanding at September 30, 1999 was a $6.0 million loan secured by bank stock and other assets. Subsequent to fiscal year end, this loan was paid down to $3.0 million. The next largest commercial business loan outstanding at September 30, 1999 was a $5.3 million warehouse line of credit secured by the assignment of automobile contracts. The Company had three other commercial business loans outstanding in excess of $1.0 million at September 30, 1999. All of these loans are currently performing in accordance with their terms. At September 30, 1999, the average outstanding principal balance of a commercial business loan held by the Company was $79,400.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 1999, $75,000 or .3% of the Company's commercial business loan portfolio was non-performing.

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

         The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 1999, there were no loans outstanding sold with recourse. When loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services mortgage loans that it originated and sold totaling $16.0 million at September 30, 1999, of which $5.0 million were sold to Fannie Mae and $11.0 million were sold to others.

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

                                                      Year Ended September 30,
                                                  ------------------------------
                                                    1997       1998       1999
                                                  --------   --------   --------
                                                          (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family ...........   $  7,875   $  4,356   $  1,532
             - commercial and multi-family ....      4,873      8,543      4,354
             - agricultural real estate .......       --        1,808      1,357
  Non-real estate - consumer ..................        931        745      1,480
             - commercial business ............      9,998      7,459      7,669
             - agricultural operating .........     27,469     20,905     17,110
                                                  --------   --------   --------
         Total adjustable-rate ................     51,146     43,816     33,502

 Fixed rate:
  Real estate - one- to four-family ...........      7,260     17,775     25,662
             - commercial and multi-family ....      4,214      7,756     18,871
             - agricultural real estate .......      2,581      2,576      2,146
  Non-real estate - consumer ..................     23,688     20,172     15,272
             - commercial business ............     19,127     29,437     30,135
             - agricultural operating .........     27,635     25,716     17,687
                                                  --------   --------   --------
         Total fixed-rate .....................     84,505    103,432    109,773
                                                  --------   --------   --------
         Total loans originated ...............    135,651    147,248    143,275

Purchases:
Real estate- one-to-four-family ...............       --       15,933     25,531
             - commercial and multi-family ....     26,766     16,324     42,398
Non-real estate - commercial business .........      3,053      4,290      9,401
             - agricultural operating .........       --          400       --
                                                  --------   --------   --------
         Total loans ..........................     29,819     36,947     77,330
  Total mortgage-backed securities ............     16,417     39,409     93,409
                                                  --------   --------   --------
         Total purchased ......................     46,236     76,356    170,739

Sales and Repayments:
Sales:
  Real estate - one- to four-family ...........      3,324      5,613        270
  Non-real estate - consumer ..................        268       --         --
                  - commercial business .......       --         --        7,134
                                                  --------   --------   --------
         Total loans ..........................      3,592      5,613      7,404
  Mortgage-backed securities ..................       --        5,916       --
                                                  --------   --------   --------
         Total sales ..........................      3,592     11,529      7,404
                                                  --------   --------   --------
Repayments:
  Loan principal repayments ...................    144,364    163,435    182,915
  Mortgage-backed securities repayments .......      7,969     15,713     19,055
                                                  --------   --------   --------
  Total principal repayments ..................    152,333    179,148    201,970
                                                  --------   --------   --------
         Total reductions .....................    155,925    190,677    209,374
Increase (decrease) in other items, net .......        370         60      2,119
                                                  --------   --------   --------
         Net increase (decrease) ..............   $ 26,332   $ 32,987   $106,759
                                                  ========   ========   ========

         At September 30, 1999, approximately $125.8 million, or 39.7%, of the Company's gross loan portfolio consisted of purchased loans. The Company believes that purchasing loans secured by real estate located outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company's business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its operations. However, additional risks are associated with purchasing loans secured by real estate outside of the Company's market area, including the lack of knowledge of the local real estate market and difficulty in monitoring and inspecting the property securing the loans.

         The following table provides information regarding the Company's balance of wholly purchased real estate loans and real estate loan participations for each state in which the balance of such loans exceeded $1.0 million at September 30, 1999. Not included in the following table are purchased commercial business loans totaling $8.2 million, over 85% of which are located in the Company's market area.

                    One- to Four-Family         Commercial and                                      Total Purchased
                           Loans                 Multi-Family            Construction Loans              Loans
                    --------------------      --------------------      --------------------     ---------------------
                                 Number                    Number                   Number                     Number
                                   of                        of                       of                         of
   Location         Balance       Loans       Balance       Loans       Balance      Loans        Balance       Loans
--------------      -------      -------      -------      -------      -------      -------     --------      -------
                                              (Dollars in Thousands)
Arizona ......      $    86            1      $ 1,589            3      $  --           --         $1,675            4
Colorado .....           12            4          434            2        1,602            4        2,048           10
Florida ......           11            1         --           --          3,000            1        3,011            2
Illinois .....         --           --          3,728            5         --           --          3,728            5
Iowa .........          262           27        3,512            6          400            1        4,174           34
Minnesota ....         --           --          7,665           10        7,358            4       15,023           14
Missouri .....          976           28        1,592            6         --           --          2,568           34
Nebraska .....          101            9        4,706            2        1,615            2        6,422           13
New Mexico ...         --           --           --           --          5,275            1        5,275            1
New York .....        1,493           69          450            1         --           --          1,943           70
North Carolina       18,443           86         --           --           --           --         18,443           86
North Dakota .           38            9        2,029            6         --           --          2,067           15
South Dakota .          378           24        5,341            9         --           --          5,719           33
Washington ...       16,355           58       13,491            6        6,740            2       36,586           66
Wisconsin ....         --           --          5,917            9         --           --          5,917            9
Other states .        1,349           65        1,657           16         --           --          3,006           81
                    -------      -------      -------      -------      -------      -------     --------      -------
  Total ......      $39,504          381      $52,111           81      $25,990           15     $117,605          477
                    =======      =======      =======      =======      =======      =======     ========      =======

  Percent of
  loan portfolio       35.8%                     60.7%                     91.5%                     37.1%
                       ====                      ====                      ====                      ====

Non-Performing Assets, Other Loans of Concern, and Classified Assets

         When a borrower fails to make a required payment on real estate secured loans and consumer loans within 16 days after the payment is due, the Company generally institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by written notice or telephone, when the payment is 45 days past due and again before 75 days past due. In most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate foreclosure or repossession.

         Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status until the loan becomes current.

         The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 1999.

                                                                 Loans Delinquent For:
                                   ----------------------------------------------------------------------------------
                                           30-59 Days                   60-89 Days              90 Days and Over
                                   ----------------------------  -------------------------  -------------------------
                                                      Percent                     Percent                    Percent
                                                         of                          of                         of
                                   Number    Amount   Category   Number   Amount  Category  Number   Amount  Category
                                   ------    ------   --------   ------   ------  --------  ------   ------  --------
                                                                 (Dollars in Thousands)
Real Estate:
  One- to four-family                19     $  674       .6%         6      $ 317    .3%        19     $  613      .6%
  Commercial and multi-family       ---        ---      ---          1        490    .6          2      1,055     1.2
  Agricultural real estate          ---        ---      ---        ---        ---   ---          1         70      .7
Consumer                             33        300      1.3         10         42    .2         24        140      .6
Agricultural operating                4        138       .5          2         78    .3          9        285     1.0
Commercial business                  16        469      1.6          7        111    .4          2         75      .3
                                 ------     ------              ------     ------           ------     ------
    Total                            72     $1,581       .5%        26     $1,038   .3%         57     $2,238      .7%
                                 ======     ======              ======     ======           ======     ======

         Delinquencies 90 days and over constituted .7% of total loans and .4% of total assets.

         The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans, with some exceptions, are typically placed on non-accrual status when the loan becomes 90 days or more delinquent or when the collection of principal and/or interest become doubtful. At September 30, 1999, the Company had four troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) totaling $1.6 million, all of which were performing as agreed. The Company has not had any other troubled debt restructurings for the periods presented in the table below. Foreclosed assets include assets acquired in settlement of loans.

                                                                  September 30,
                                           ----------------------------------------------------------
                                            1995         1996         1997         1998         1999
                                           ------       ------       ------       ------       ------
                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...............      $  127       $  347       $  444       $  298       $  613
  Commercial and multi-family .......         199        1,623        1,692          777        1,055
  Agricultural real estate ..........          46          127         --           --             70
  Consumer ..........................         206          331          246          142          140
  Agricultural operating ............         100          184          289        1,738          285
  Commercial business ...............          48           33          204          209           75
                                           ------       ------       ------       ------       ------
     Total non-accruing loans .......         726        2,645        2,875        3,164        2,238
                                           ------       ------       ------       ------       ------
Accruing loans delinquent
  90 days or more ...................        --            177          282        3,905         --
                                           ------       ------       ------       ------       ------
     Total non-performing loans .....         726        2,822        3,157        7,069        2,238
                                           ------       ------       ------       ------       ------
 Foreclosed assets:
  One- to four-family ...............          48           75           85           19           94
  Commercial real estate ............        --           --             67        1,324         --
  Consumer ..........................        --              8         --             19           24
  Commercial business ...............        --              9            4         --             25
                                           ------       ------       ------       ------       ------
     Total ..........................          48           92          156        1,362          143
 Less:  Allowance for losses ........        --              5         --            299         --
                                           ------       ------       ------       ------       ------
     Total ..........................          48           87          156        1,063          143
                                           ------       ------       ------       ------       ------

Total non-performing assets .........      $  774       $2,909       $3,313       $8,132       $2,381
                                           ======       ======       ======       ======       ======

Total as a percentage of total assets         .29%         .75%         .82%        1.94%         .47%
                                           ======       ======       ======       ======       ======

         For the year ended September 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $148,000, of which none was included in interest income.

         Non-accruing Loans. At September 30, 1999, the Company had $2.2 million in non-accruing loans, which constituted .72% of the Company's gross loan portfolio. At such date, there were no non-accruing loans or aggregate non-accruing loans to one borrower in excess of $500,000 in net book value, except as described below.

         Non-accruing loans at September 30, 1999 included a commercial real estate participation loan in the amount of $1.0 million secured by a 116 unit apartment complex located in Fitchburg, Wisconsin. This loan is in process of being refinanced and is anticipated to be paid off by March 31, 2000.

         The balance of non-accruing agricultural operating loans declined at September 30, 1999 as a result of stringent adherence to underwriting guidelines on new and renewed loans, diligent collection efforts, and charge-offs during the period.

         Other Loans of Concern. At September 30, 1999, there were loans totaling $3.9 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of seven one- to four-family residential mortgage loans totaling $312,000, six commercial business loans totaling $1.0 million, 21 agricultural operating loans totaling $2.4 million and 12 consumer loans totaling $109,000.

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

         On the basis of management's review of its assets, at September 30, 1999, the Company had classified a total of $5.9 million of its assets as substandard, $142,000 as doubtful and none as loss.

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

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                             Year Ended September 30,
                                                               ----------------------------------------------------
                                                                1995       1996        1997        1998       1999
                                                               ------     ------      ------      ------     ------
                                                                               (Dollars in Thousands)
Balance at beginning of period ..............................  $1,442     $1,650      $2,356      $2,379     $2,909
Iowa Savings acquisition ....................................     ---        132         ---         ---        ---
Security acquisition ........................................     ---        563         ---         ---        ---

Charge-offs:
  One-to four-family ........................................     ---        ---         ---       (103)       (84)
  Agricultural operating ....................................     ---        ---         ---       (595)    (1,160)
  Commercial and multi-family ...............................    (30)       (35)         (2)       (299)        ---
  Consumer ..................................................    (12)       (54)        (66)       (152)      (202)
  Commercial business .......................................     ---        ---        (55)        (17)      (420)
                                                               ------     ------      ------      ------     ------
    Total charge-offs .......................................    (42)       (89)       (123)     (1,166)     (1,866)


Recoveries:
  Consumer ..................................................     ---        ---         ---          17         39
  Commercial business .......................................     ---        ---         ---           5          8
  Commercial and multi-family ...............................     ---        ---           2         ---        ---
  Agricultural operating ....................................     ---        ---          24          11         11
                                                               ------     ------      ------      ------     ------
    Total recoveries ........................................     ---        ---          26          33         58
                                                               ------     ------      ------      ------     ------

    Net charge-offs .........................................    (42)       (89)        (97)     (1,133)    (1,808)
Additions charged to operations .............................     250        100         120       1,663      1,992
                                                               ------     ------      ------      ------     ------
Balance at end of period ....................................  $1,650     $2,356      $2,379      $2,909     $3,093
                                                               ======     ======      ======      ======     ======

Ratio of net charge-offs during the period to average
   loans outstanding during the period ......................    .03%       .04%        .04%        .44%       .63%
                                                               ======     ======      ======      ======     ======
Ratio of net charge-offs during  the period to average
  non-performing assets .....................................   5.08%      5.30%       4.46%      21.50%     43.12%
                                                               ======     ======      ======      ======     ======

         For each of the periods indicated in the table above, the additions charged to operations (provision for loan losses) were relatively constant, except for fiscal 1998 and 1999. For more information on the provision for loan losses, see "Management's Discussion and Analysis - Results of Operations" in the Annual Report.

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                      September 30,
                              ---------------------------------------------------------------------------------------------------
                                       1995                     1996                     1997                       1998
                              ----------------------     -------------------     --------------------      ----------------------
                                            Percent                 Percent                   Percent                    Percent
                                           of Loans                 of Loans                 of Loans                    of Loans
                                            in Each                 in Each                   in Each                    in Each
                                           Category                 Category                 Category                    Category
                                           to Total                 to Total                 to Total                    to Total
                               Amount        Loans       Amount      Loans       Amount        Loans       Amount        Loans
                              -------        ------      ------     ------       ------        ------      ------       ------
                                                                                  (Dollars in Thousands)
One- to four-family ........    $ 172         30.36%       $235      31.54%       $ 222         27.75%      $ 257        30.50%
Commercial and multi-
  family real estate .......      551         38.92         639      34.23          712         28.12         602        23.77
Agricultural real estate ...       70          3.72         138       4.45          117          4.41         132         3.75
Construction ...............      134          9.47          59       3.14          106          7.99         165        11.73
Consumer ...................      145          6.89         270       8.21          289         10.29         277         9.33
Agricultural operating .....      208          6.31         531      12.21          580         14.51       1,024        13.24
Commercial business ........      123          4.33         271       6.22          277          6.93         324         7.68
Unallocated ................      247           ---         213        ---           76           ---         128          ---
                              -------        ------      ------     ------       ------        ------      ------       ------
     Total .................  $ 1,650        100.00%     $2,356     100.00%      $2,379        100.00%     $2,909       100.00%
                              =======        ======      ======     ======       ======        ======      ======       ======

                                  September 30,
                              ---------------------
                                      1999
                              ---------------------
                                            Percent
                                           of Loans
                                            in Each
                                           Category
                                           to Total
                              Amount        Loans
                              ------       ------
                             (Dollars in Thousands)
One- to four-family ........  $ 331         35.43%
Commercial and multi-
  family real estate .......    772         27.55
Agricultural real estate ...    114          3.17
Construction ...............    123          7.32
Consumer ...................    308          7.52
Agricultural operating .....    806          9.40
Commercial business ........    449          9.61
Unallocated ................    190           ---
                              ------       ------
     Total .................  $3,093       100.00%
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

         As of September 30, 1999, the Company's entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company's investment and mortgage-backed securities portfolios, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

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

                                                                September 30,
                                                     ---------------------------------
                                                       1997         1998         1999
                                                     -------      -------      -------
                                                              (In Thousands)
Investment Securities:
 Trust preferred securities(1) ................      $  --        $27,256      $26,998
 U.S. government securities ...................        2,956          757         --
 Federal agency obligations ...................       65,529       27,015       15,492
 Municipal bonds ..............................        1,390        1,341        1,387
 Equity investments ...........................        1,255        1,230          856
 Freddie Mac preferred stock ..................          336          427          202
 Fannie Mae common stock ......................           94          129          125
                                                     -------      -------      -------
     Subtotal .................................       71,560       58,155       45,060

FHLB stock ....................................        5,629        5,506        8,126
                                                     -------      -------      -------

     Total investment securities and FHLB stock      $77,189      $63,661      $53,186
                                                     =======      =======      =======

Other Interest-Earning Assets:
  Interest bearing deposits in other financial
    institutions and Federal Funds sold .......      $12,177      $ 5,818      $ 4,208
                                                     =======      =======      =======

-------------------

(1) Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company's total equity. The name and the aggregate market value of securities of each individual issuer are as follows, as of September 30, 1999:

                PNC Capital Trust                   $4.8 million
                Key Corp Capital I                  $5.0 million
                Huntington Capital II               $4.9 million
                Bank Boston Capital Trust IV        $4.8 million
                BankAmerica Capital III             $4.8 million


         The composition and maturities of the Company's  investment  securities
portfolio,   excluding  equity  securities,   FHLB  stock  and   mortgage-backed
securities, are indicated in the following table.

                                                                           September 30, 1999
                                                -----------------------------------------------------------------------------------
                                                                After 1      After 5
                                                                 Year         Years
                                                1 Year or      Through       Through          After            Total Investment
                                                  Less         5 Years       10 Years       10 Years              Securities
                                                -------        -------        -------        -------      ------------------------
                                                Carrying      Carrying       Carrying       Carrying      Amortized        Market
                                                 Value          Value          Value          Value          Cost           Value
                                                -------        -------        -------        -------      ---------        -------
                                                                         (Dollars in Thousands)

Trust preferred securities ...............      $  --          $   --         $   --         $26,998        $27,630        $26,998
Municipal bonds ..........................          105            959            323           --            1,360          1,387
Federal agency obligations ...............         --            4,939         10,553           --           15,923         15,492
                                                -------        -------        -------        -------        -------        -------
Total investment securities ..............      $   105        $ 5,898        $10,876        $26,998        $44,913        $43,877
                                                =======        =======        =======        =======        =======        =======

    Weighted average yield                         5.83%          5.60%          6.83%          6.11%          6.22%          6.22%
                                                =======        =======        =======        =======        =======        =======

         Mortgage-Backed Securities. The Company's mortgage-backed and related securities portfolio consists of securities issued under government-sponsored agency programs, including those of Ginnie Mae, Fannie Mae and Freddie Mac. The Company also holds Collateralized Mortgage Obligations ("CMOs"), as well as a limited amount of privately issued mortgage pass-through certificates. The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. Ginnie Mae's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government. Privately issued mortgage pass-through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer, which the Company monitors on a regular basis.

         CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 1999, the Company held CMOs totaling $95.3 million, all of which were secured by underlying collateral issued under government-sponsored agency programs or residential real estate mortgage loans. Premiums associated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

         At September 30, 1999, $130.9 million or 98.1% of the Company's mortgage-backed securities portfolio had fixed rates of interest and $2.5 million or 1.9% of such portfolio had adjustable rates of interest.

         Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1999, $98.1 million or 73.5% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

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

         The following table sets forth the carrying value of the Company's mortgage-backed securities at the dates indicated.

                                                                     September 30,
                                                         ------------------------------------
                                                           1997          1998          1999
                                                         --------      --------      --------
                                                                    (In Thousands)
Ginnie Mae ........................................      $ 20,925      $ 42,951      $ 27,886
CMO ...............................................         3,832        11,283        95,325
Freddie Mac .......................................         3,813         2,827         5,791
Fannie Mae ........................................        14,939         4,711         3,934
Privately Issued Mortgage Pass-Through Certificates           916           682           493
                                                         --------      --------      --------
     Total ........................................      $ 44,425      $ 62,454      $133,429
                                                         ========      ========      ========

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1999. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                         Due in
                                   ----------------------------------------------------
                                                  After 1       After 5                  September 30,
                                                   Year          Years                       1999
                                   1 Year or      Through       Through        After        Balance
                                      Less        5 Years       10 Years      10 Years    Outstanding
                                    --------      --------      --------      --------    -----------
                                                            (Dollars in Thousands)
Ginnie Mae ...................      $   --        $   --        $    112      $ 27,774      $ 27,886
CMO ..........................          --           9,563        16,597        69,165        95,325
Freddie Mac ..................           110           161           895         4,625         5,791
Fannie Mae ...................          --              94         1,594         2,246         3,934
Privately Issued Mortgage
  Pass-Through Certificates(1)          --            --            --             493           493
                                    --------      --------      --------      --------      --------
     Total ...................      $    110      $  9,818      $ 19,198      $104,303      $133,429
                                    ========      ========      ========      ========      ========

Weighted average yield                 10.75%         6.58%         6.66%         6.47%         6.50%

------------------
(1) This security is rated AA by a nationally recognized rating agency.

         At September 30, 1999, the contractual maturity of 78.2% of all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

         The following table sets forth the savings flows at the Company during the periods indicated.

                                             Year Ended September 30,
                                    -------------------------------------------
                                       1997            1998              1999
                                    ---------        ---------        ---------
                                               (Dollars in Thousands)
Opening balance .............       $ 233,406        $ 246,116        $ 283,858
Deposits ....................         543,824          615,028          608,478
Withdrawals .................        (541,351)        (589,176)        (599,915)
Interest credited ...........          10,237           11,890           12,359
                                    ---------        ---------        ---------
 Ending balance .............       $ 246,116        $ 283,858        $ 304,780
                                    =========        =========        =========

Net increase (decrease) .....       $  12,710        $  37,742        $  20,922
                                    =========        =========        =========

Percent increase (decrease) .            5.45%           15.34%            7.37%
                                    =========        =========        =========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                           Year Ended September 30,
                                          ------------------------------------------------------------------------------------------
                                                    1997                             1998                             1999
                                          ------------------------        -------------------------        -------------------------
                                                          Percent                          Percent                          Percent
                                           Amount         of Total          Amount        of Total           Amount         of Total
                                          --------         ------          --------         ------          --------         ------
                                                                 (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------

Commercial Demand ...............         $  5,572           2.26%         $  4,971           1.75%         $  5,681           1.86%
Passbook Accounts ...............           21,562           8.76            18,610           6.56            17,043           5.59
NOW Accounts ....................           16,408           6.67            16,637           5.86            16,055           5.27
Money Market Accounts ...........           11,869           4.82            22,509           7.93            41,905          13.75
                                          --------         ------          --------         ------          --------         ------

Total Non-Certificate ...........           55,411          22.51            62,727          22.10            80,684          26.47
                                          --------         ------          --------         ------          --------         ------

Certificates:
-------------

Variable ........................            1,259            .51               559            .20             1,253            .41
 0.00 - 3.99% ...................              202            .08                95            .03               267            .09
 4.00 -  5.99% ..................          129,409          52.58           130,729          46.05           185,476          60.85
 6.00 -  7.99% ..................           56,515          22.97            87,940          30.98            37,098          12.17
 8.00 -  9.99% ..................            3,320           1.35             1,808            .64                 2            .01
                                          --------         ------          --------         ------          --------         ------

Total Certificates ..............          190,705          77.49           221,131          77.90           224,096          73.53
                                          --------         ------          --------         ------          --------         ------
Total Deposits ..................         $246,116         100.00%         $283,858         100.00%         $304,780         100.00%
                                          ========         ======          ========         ======          ========         ======

The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1999.

                                                       0.00-     4.00-      6.00-        8.00-                Percent
                                        Variable       3.99%     5.99%      7.99%        9.99%   Total        of Total
                                        --------       ----    --------    -------       ----   --------      --------
                                                                 (Dollars in Thousands)
Certificate accounts
maturing in
quarter ending:
--------------------

December 31, 1999                         $ 249        $179     $37,837    $ 8,944       $  2   $ 47,211        21.1%
March 31, 2000                              245           8      39,778      4,332        ---     44,363        19.8
June 30, 2000                               183          --      40,080      8,558        ---     48,821        21.8
September 30, 2000                          192         ---      24,521      3,883        ---     28,596        12.8
December 31, 2000                           189         ---      10,782      1,625        ---     12,596         5.6
March 31, 2001                               85           8       8,048      1,435        ---      9,576         4.3
June 30, 2001                               ---         ---       6,729      2,015        ---      8,744         3.9
September 30, 2001                          ---         ---       4,828      1,669        ---      6,497         2.9
December 31, 2001                           ---         ---       3,089        229        ---      3,318         1.5
March 31, 2002                              ---         ---       3,549        298        ---      3,847         1.7
June 30, 2002                               ---         ---       1,255        251        ---      1,506          .6
September 30, 2002                          ---         ---       1,700        818        ---      2,518         1.1
 Thereafter                                 110          72       3,280      3,041        ---      6,503         2.9
                                         ------        ----    --------    -------       ----   --------       -----
 Total                                   $1,253        $267    $185,476    $37,098       $  2   $224,096       100.0%
                                         ======        ====    ========    =======       ====   ========       =====

 Percent of total                           .56%        .12%      82.76%     16.55%       .01%    100.00%
                                         ======        ====    ========    =======       ====   ========

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1999.

                                                                              Maturity
                                                       ----------------------------------------------------------
                                                                     After     After
                                                       3 Months      3 to 6    6 to 12       After
                                                        or Less      Months    Months      12 months    Total
                                                        -------     -------   -------       -------   ----------
                                                                           (In Thousands)
Certificates of deposit less than $100,000              $42,653     $42,436   $66,018       $52,258     $203,365

Certificates of deposit of $100,000 or more               5,930       5,064     6,770         2,967       20,731
                                                        -------     -------   -------       -------     --------
Total certificates of deposit                           $48,583     $47,500   $72,788       $55,225     $224,096(1)
                                                        =======     =======   =======       =======     ========

--------------
(1) Includes deposits from governmental and other public entities totaling $6.6 million.


         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

         The Company's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1999, the Company had $161.3 million of advances from the FHLB of Des Moines and the ability to borrow up to an additional $37.3 million. All of the Company's advances currently carry fixed rates, except a $200,000 line of credit which adjusts daily. At September 30, 1999, advances totaling $48.8 million (including the line of credit) had terms to maturity of one year or less. The remaining $112.5 million had maturities ranging up to 20 years.

         From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 1999, the Company had approximately $3.0 million of retail repurchase agreements outstanding.

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

                                                 Year Ended September 30,
                                          --------------------------------------
                                            1997          1998           1999
                                          --------       --------       --------
                                                      (In Thousands)
Maximum Balance:
  FHLB advances ...................       $107,426       $109,766       $161,348
  Retail repurchase agreements ....          2,790          4,075          4,322
  Other borrowings ................          2,900          2,100            200

Average Balance:
  FHLB advances ...................       $ 80,685       $ 95,328       $135,846
  Retail repurchase agreements ....          2,285          2,916          3,300
  Other borrowings ................          1,258            557             48

         The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                                                    At September 30,
                                                         --------------------------------------
                                                           1997           1998           1999
                                                         --------       --------       --------
                                                                 (Dollars in Thousands)
FHLB advances .....................................      $107,426       $ 85,264       $161,348
Retail repurchase agreements ......................         1,800          4,075          3,021
Other borrowings ..................................         2,900            550           --
                                                         --------       --------       --------
     Total borrowings .............................      $112,126       $ 89,889       $164,369
                                                         ========       ========       ========

Weighted average interest rate of FHLB advances ...          5.86%          5.91%          5.38%

Weighted average interest rate of retail repurchase
 agreements .......................................          5.79%          5.71%          5.28%

Weighted average interest rate of other borrowings           5.55%          5.45%          ---%

Subsidiary Activities

         The only subsidiaries of the Company are First Federal and Security. First Federal has one service subsidiary, First Services Financial Limited ("First Services"). At September 30, 1999, the net book value of First Federal's investment in First Services was approximately $749,000. Security does not have any subsidiaries.

         First Federal organized First Services, its sole service corporation, in 1983. First Services is located in Storm Lake, Iowa and offers mutual funds and, in some locations, insurance products and annuities. In addition, Brookings Service Corporation ("BSC"), a subsidiary of First Services, offers full brokerage services through PrimeVest Financial Services, Inc., a third party vendor. First Services, together with its subsidiary BSC, recognized a net loss of $17,000 during fiscal 1999.

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

         Federal Regulation of Financial Institutions. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of October 4, 1999. When these examinations are conducted by the OTS, the examiners may require First Federal to provide for higher general or specific loan loss reserves. Security is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of January 18, 1999.

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

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Security is subject to such restrictions under state law as administered by the ISB. Federal savings associations are also generally authorized to branch nationwide whereas Iowa chartered banks such as Security are limited to establishing branches in the counties contiguous to the county where their home office is located. At September 30, 1999, First Federal and Security were in compliance with the noted restrictions.

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Security is subject to similar restrictions. At September 30, 1999, First Federal's and Security's lending limit under these restrictions was $5.3 million and $964,000, respectively. First Federal and Security are in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% of deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 1999, each of First Federal and Security met the capital requirements of a "well capitalized" institution and were not subject to any assessment. See Note 14 of Notes to Consolidated Financial Statements in the Annual Report.

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

         Limitations on Dividends and Other Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

         Savings institutions such as First Federal may make a capital distribution without the approval of the OTS, provided they notify the OTS 30-days before they declare the capital distribution and they meet the following requirements: (i) have a regulatory rating in one of the two top examination categories, (ii) are not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed their net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If a savings institution does not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

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

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related loans and investments. At September 30, 1999, First Federal met the test and has always met the test since its effectiveness.

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

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS and the FRB, in connection with the examination of First Federal and Security, respectively, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of such an application. First Federal was examined for CRA compliance in May 1997 and Security was examined in June 1999 and both received a rating of "satisfactory."

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

Federal Home Loan Bank System

         First Federal and Security are both members of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances must be used for residential home financing.

         As members of the FHLB System, First Federal and Security are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1999, the Banks had in the aggregate $8.1 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 1999, dividends paid by the FHLB of Des Moines to First Federal and Security totaled $469,000. Over the past five calendar years such dividends have averaged 7.25% and were 6.25% for the first three quarters of the calendar year 1999.

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

Federal and State Taxation

         Federal Taxation. Savings institutions such as First Federal that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method.

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

         To the extent earnings appropriated to a savings bank's bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1999, First Federal's Excess for tax purposes totaled approximately $6.7 million.

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

         The Company serves Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac counties in Iowa and Brookings County in South Dakota. There are 31 commercial banks, four savings banks, other than First Federal, and one credit union which compete for deposits and loans in the First Federal's primary market area in northwest Iowa and eight commercial banks, one savings bank, other than First Federal, and one credit union which compete for deposits and loans in First Federal's market area in South Dakota. In addition, there are twelve commercial banks in Security's primary market area in west central Iowa. First Federal entered the Des Moines, Iowa market area as a result of the acquisition of Iowa Savings and competes for deposits and loans with numerous financial institutions located throughout the metropolitan area.

Employees

         At September 30, 1999, the Company and its subsidiaries had a total of 130 employees, including 13 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         Donald J. Winchell - Mr. Winchell, age 47, serves as Senior Vice President, Treasurer and Chief Financial Officer of First Midwest and First Federal, and is responsible for the formulation and implementation of policies and objectives for First Federal's finance and accounting functions. His duties include financial planning, interest rate risk management, accounting, investments, financial policy development and compliance, budgeting and asset/liability management. Mr. Winchell also serves as Treasurer of First Services Financial Limited and Brookings Service Corporation. Mr. Winchell joined First Federal in 1989 as Vice President and Chief Financial Officer, was appointed Treasurer in 1990, and Senior Vice President in 1992. Prior to joining First Federal, Mr. Winchell served as Senior Vice President and Chief Financial Officer of Midwest Federal Savings and Loan Association of Nebraska City, Nebraska since 1981. Mr. Winchell received a Bachelor of Science degree and a Bachelor of Business Administration degree from Washburn University, Topeka, Kansas. Mr. Winchell is a certified public accountant.

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

         The Company owns all of its offices, except for the branch offices located at Storm Lake Plaza, Storm Lake, Iowa and West Des Moines, Iowa as to which the land is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1999 was $4.8 million. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Banks. The Company has initiated plans to construct two new offices to be located in Urbandale, Iowa and Sioux Falls, South Dakota. The construction of these offices is anticipated to be completed during the first quarter of the 2001 fiscal year. In November 1996, the Company purchased an existing building located in West Des Moines, Iowa. In March 1998, the facility opened as an additional office of the Iowa Savings Bank Division of First Federal.

         The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1999 was approximately $302,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         Page 56 of the attached 1999 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Selected Financial Data

         Page 9 of the attached 1999 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis or Financial Condition and Results of Operation

         Pages 10 through 21 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Pages 16 through 18 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         Pages 22 through 52 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held in January 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning executive officers of the Company are incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year, and from the information set forth under the caption "Executive Officers of the Company Who Are Not Directors" contained in Part I of this Form 10-K.

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

         To the Company's knowledge, except as noted below, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with. G. Mark Mickelson filed late two reports in connection with two acquisitions of First Midwest common stock.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following is a list of documents filed as part of this report:

             (1) Financial Statements:

                 The  following   financial   statements  are   incorporated  by
             reference under Part II, Item 8 of this Form 10-K:

             1.  Report of Independent Auditors.

             2.  Consolidated Balance Sheets as of September 30, 1999 and 1998.

             3. Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1997.

             4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1999, 1998 and 1997.

             5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997.

             6.  Notes to Consolidated Financial Statements

             (2) Financial Statement Schedules:

                      All financial  statement schedules have been
             omitted as the information is not required under the related instructions or is inapplicable.

             (3) Exhibits:

                 See Index of Exhibits.

         (b) Reports on Form 8-K:

         There were no Form 8-Ks filed by the Registrant during the three month period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST MIDWEST FINANCIAL, INC.

Date: December 28, 1999                     By: /s/James S. Haahr
                                                --------------------------------
                                                James S. Haahr
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/James S. Haahr                                Date:    December 28, 1999
    ---------------------------------
    James S. Haahr, Chairman of the Board
    President and Chief Executive Officer
    (Principal Executive Officer)

By:  /s/E. Wayne Cooley                              Date:    December 28, 1999
    ---------------------------------
       E. Wayne Cooley, Director

By:  /s/E. Thurman Gaskill                           Date:    December 28, 1999
    ---------------------------------
        E. Thurman Gaskill, Director

By:  /s/Rodney G. Muilenburg                         Date:    December 28, 1999
    ---------------------------------
        Rodney G. Muilenburg, Director

By:  /s/Jeanne Partlow                               Date:    December 28, 1999
    ---------------------------------
       Jeanne Partlow, Director

By:  /s/G. Mark Mickelson                            Date:    December 28, 1999
    ---------------------------------
        G. Mark Mickelson, Director

By:  /s/J. Tyler Haahr                               Date:    December 28, 1999
    ---------------------------------
        J. Tyler Haahr, Director, Senior Vice
        President, Secretary and Chief Operating
        Officer

By:  /s/Donald J. Winchell                           Date:    December 28, 1999
    ---------------------------------
       Donald J. Winchell, Senior Vice
       President Chief Financial Officer and
       Treasurer (Principal Financial and
      Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibit
  Number                             Description
--------------------------------------------------------------------------------

   3(i) Registrant's Articles of Incorporation as currently in effect, filed on June 17, 1993 as an exhibit to the Registrant's registration statement on Form S-1 (Commission File No. 33-64654), are incorporated herein by reference.

   3(ii) Registrant's Bylaws, as amended and restated, filed as Exhibit 3(ii) to Registrant's Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0-22140), is incorporated herein by reference.

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

   10.3 Registrant's Recognition and Retention Plan, filed on June 17, 1993 as an exhibit to the Registrant's registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

   10.4 Employment agreement between First Federal Savings Bank of the Midwest and J. Tyler Haahr, filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended September 30, 1997 (Commission File No. 0-22140), is incorporated herein by reference.

   10.5 Registrant's Supplemental Employees' Investment Plan, filed as an exhibit to Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-22140), is incorporated herein by reference.

   10.6 Employment agreements between First Federal Savings Bank of the Midwest and James S. Haahr and Donald J. Winchell, filed on June 17, 1993 as an exhibit to the Registrant's registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

   10.7     Registrant's   Executive  Officer  Compensation  Program,  filed  as
            Exhibit 10.6 to Registrant's Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0-22140), is incorporated herein by reference.

   10.8 Registrant's Executive Officer Incentive Stock Option Plan for Mergers and Acquisitions, filed as Exhibit 10.7 to Registrant's Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0-22140), is incorporated herein by reference.

    11 Statement re: computation of per share earnings (included under Note 1 and 2 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13).

    13      Annual Report to Shareholders.

    21      Subsidiaries of the Registrant.

    23      Consent of Expert.

    27      Financial Data Schedule (electronic filing only).