Form 10-Q
period 1999-12-31
FIRST MIDWEST FINANCIAL INC
filed 2000-02-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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


         Class:                                Outstanding at December 31, 1999:
Common Stock, $.01 par value                   2,534,573 Common Shares

Transitional Small Business Disclosure Format:       Yes  [   ] ; No   [  X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX



Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at December 31, 1999 and September 30, 1999

                  Consolidated Statements of Income for the
                    Three Months Ended December 31, 1999 and 1998

                  Consolidated Statements of Comprehensive Income (Loss)
                    for the Three Months Ended December 31, 1999 and 1998

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Three Months Ended December 31, 1999

                  Consolidated Statements of Cash Flows for the
                    Three Months Ended December 31, 1999 and 1998

                  Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk


Part II.  Other Information
---------------------------


      Signatures
      ----------

Part I.   Financial Information
Part II.  Financial Statements

                                       FIRST MIDWEST FINANCIAL, INC.
                                             AND SUBSIDIARIES
                                  Consolidated Balance Sheets (Unaudited)

                                                                   December 31, 1999   September 30, 1999
                                                                   -----------------   ------------------
Assets
Cash and due from banks .........................................     $   1,713,775      $   1,165,895
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value) ..................         6,314,071          4,208,016
                                                                      -------------      -------------
      Total cash and cash equivalents ...........................         8,027,846          5,373,911
Securities available for sale, amortized cost of
   $179,436,747 and $182,503,668 ................................       172,270,777        178,489,030
Loans receivable - net of allowances of $3,078,125 and $3,092,628       305,954,860        303,078,500
Foreclosed real estate, net .....................................           248,773            142,901
Accrued interest receivable .....................................         4,573,590          5,046,234
Federal Home Loan Bank stock, at cost ...........................         8,125,800          8,125,800
Premises and equipment, net .....................................         4,898,863          4,770,056
Excess of cost over net assets acquired .........................         4,041,650          4,132,883
Other assets ....................................................         3,195,568          2,053,437
                                                                      -------------      -------------

         Total Assets ...........................................     $ 511,337,727      $ 511,212,752
                                                                      =============      =============

Liabilities and Shareholders' Equity

                    Liabilities

Deposits ........................................................     $ 313,908,444      $ 304,779,921
Advances from Federal Home Loan Bank ............................       153,092,101        161,348,071
Securities sold under agreements to repurchase ..................         2,780,922          3,020,951
Advances from borrowers for taxes and insurance .................           511,208            422,593
Accrued interest payable ........................................           884,579            875,365
Other liabilities ...............................................         1,669,636            995,103
                                                                      -------------      -------------

         Total Liabilities ......................................       472,846,890        471,442,004
                                                                      -------------      -------------


                Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding ........................................              --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,534,573 shares outstanding
   at December 31, 1999; 2,957,999 shares issued and
   2,507,073 shares outstanding at September 30, 1999 ...........            29,580             29,580
Additional paid-in capital ......................................        21,068,861         21,305,937
Retained earnings - substantially restricted ....................        29,789,754         29,352,943
Accumulated other comprehensive income (loss), net of tax
   benefit of $2,665,987 at December 31, 1999 and $1,494,005
   at September 30, 1999 ........................................        (4,499,983)        (2,520,633)
Unearned Employee Stock Ownership Plan shares ...................          (117,175)          (167,200)
Treasury stock, 423,426 and 450,926 common shares, at cost ......        (7,780,200)        (8,229,879)
                                                                      -------------      -------------

         Total Shareholders' Equity .............................        38,490,837         39,770,748
                                                                      -------------      -------------

         Total Liabilities and Shareholders' Equity .............     $ 511,337,727      $ 511,212,752
                                                                      =============      =============


The accompanying notes are an integral part of these financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                   Three Months Ended
                                                                     December 31,
                                                                  1999           1998
                                                               ----------     ----------
Interest and Dividend Income:
       Loans receivable                                        $6,270,059     $6,031,456
       Securities available for sale                            3,003,825      2,630,636
       Dividends on Federal Home Loan Bank stock                  130,886         99,032
                                                               ----------     ----------

             Total interest and dividend income                 9,404,770      8,761,124

Interest Expense:
       Deposits                                                 3,729,522      3,647,421
       FHLB advances and other borrowings                       2,181,955      1,694,836
                                                               ----------     ----------

             Total interest expense                             5,911,477      5,342,257
                                                               ----------     ----------

Net interest income                                             3,493,293      3,418,867

Provision for loan losses                                         325,000        243,000
                                                               ----------     ----------

Net interest income after provision for loan losses             3,168,293      3,175,867

Noninterest income:
       Loan fees and deposit service charges                      310,617        359,547
       Gain on sales of securities available for sale, net           --           22,110
       Gain on sales of foreclosed real estate, net                 3,432         11,771
       Brokerage commissions                                       36,860         14,914
       Other income                                                62,274         39,689
                                                               ----------     ----------

             Total noninterest income                             413,183        448,031

Noninterest expense:
       Employee compensation and benefits                       1,374,296      1,226,791
       Occupancy and equipment expense                            297,148        283,171
       Federal deposit insurance premium                           38,992         34,967
       Data processing expense                                    100,277         97,966
       Other expense                                              472,500        464,243
                                                               ----------     ----------

             Total noninterest expense                          2,283,213      2,107,138
                                                               ----------     ----------

Income before income taxes                                      1,298,263      1,516,760

Income tax expense                                                533,583        608,243
                                                               ----------     ----------

Net income                                                     $  764,680     $  908,517
                                                               ==========     ==========

Earnings per common and common equivalent share:

       Basic earnings per common share                         $     0.31     $     0.37
                                                               ----------     ----------
       Diluted earnings per common share                       $     0.30     $     0.36
                                                               ----------     ----------



The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST MIDWEST FINANCIAL, INC.
                                    AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                                 Three Months Ended
                                                                    December 31,
                                                                 1999            1998
                                                             -----------      ---------

Net income                                                   $   764,680      $ 908,517

Other comprehensive income (loss):

        Net change in net unrealized gains and losses on
          securities available for sale                       (3,151,332)      (960,277)
        Less deferred income tax expense (benefit)            (1,171,982)      (357,341)
                                                             -----------      ---------

        Total other comprehensive income (loss)               (1,979,350)      (602,936)
                                                             -----------      ---------

Comprehensive income (loss)                                  $(1,214,670)     $ 305,581
                                                             ===========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                                                    FIRST MIDWEST FINANCIAL, INC.
                                                          AND SUBSIDIARIES
                               Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                                            For the Three Months Ended December 31, 1999


                                                                                                             Unearned
                                                                                            Accumulated      Employee
                                                                                                Other          Stock
                                                              Additional                  Comprehensive      Ownership
                                                 Common       Paid-In         Retained      Income (Loss),      Plan
                                                 Stock        Capital         Earnings      Net of Tax         Shares
                                                 -----        -------         --------      ----------         ------
Balance at September 30, 1999                   $29,580    $ 21,305,937     $ 29,352,943     $(2,520,633)    $(167,200)

7,500 common shares committed to be
  released under the ESOP                          --            43,716             --              --          50,025

Cash dividends declared on common
  stock ($0.13 per share)                          --              --           (327,869)           --            --

Purchase of 5,000 common shares of
  treasury stock                                   --              --               --              --            --

Issuance of 32,500 common shares from
  treasury stock due to exercise of stock
  options                                          --          (289,262)            --              --            --

Amortization of management recognition
  and retention plan common shares and
  tax benefits of restricted stock under the
  plans                                            --             8,470             --              --            --

Net change in net unrealized losses on
  securities available for sale, net of
  income tax benefit of $1,171,982                 --              --               --        (1,979,350)         --

Net income for the three months ended
  December 31, 1999                                --              --            764,680            --            --
                                                -------    ------------     ------------     -----------     ---------
Balance at December 31, 1999                    $29,580    $ 21,068,861     $ 29,789,754     $(4,499,983)    $(117,175)
                                                =======    ============     ============     ===========     =========


                                                                    Total
                                                 Treasury      Shareholders'
                                                   Stock           Equity
                                                   -----           ------
Balance at September 30, 1999                   $(8,229,879)    $ 39,770,748

7,500 common shares committed to be
  released under the ESOP                              --             93,741

Cash dividends declared on common
  stock ($0.13 per share)                              --           (327,869)

Purchase of 5,000 common shares of
  treasury stock                                    (56,250)         (56,250)

Issuance of 32,500 common shares from
  treasury stock due to exercise of stock
  options                                           505,929          216,667

Amortization of management recognition
  and retention plan common shares and
  tax benefits of restricted stock under the
  plans                                                --              8,470

Net change in net unrealized losses on
  securities available for sale, net of
  income tax benefit of $1,171,982                     --         (1,979,350)

Net income for the three months ended
  December 31, 1999                                    --            764,680
                                                -----------     ------------

Balance at December 31, 1999                    $(7,780,200)    $ 38,490,837
                                                ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                           FIRST MIDWEST FINANCIAL, INC.
                                                  AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)


                                                                                   Three Months Ended December 31,
                                                                                          1999           1998
                                                                                   -------------     -------------
Cash flows from operating activities:
     Net income                                                                    $     764,680     $     908,517
     Adjustments to reconcile net income to net cash from operating activities:
        Depreciation, amoritization and accretion, net                                   513,308           347,954
        Provision for loan losses                                                        325,000           243,000
        Gain on sales of securities available for sale, net                                 --             (22,110)
        Gain on sales of foreclosed real estate, net                                      (3,432)          (11,771)
        Proceeds from sales of loans held for sale                                        65,600              --
        Originations of loans held for sale                                              (65,600)             --
        Net change in accrued interest receivable                                        472,644          (244,527)
        Net change in other assets                                                        29,851            22,458
        Net change in accrued interest payable                                             9,214           (58,652)
        Net change in accrued expenses and other liabilities                             674,533         1,022,530
                                                                                   -------------     -------------
              Net cash from operating activities                                       2,785,798         2,207,399

Cash flows from investing activities:
     Purchase of securities available for sale                                              --         (62,893,382)
     Purchase of Federal Home Loan Bank stock                                               --          (1,304,500)
     Proceeds from sales of securities available for sale                                   --           1,022,110
     Proceeds from maturities and principal repayments of
       securities available for sale                                                   2,960,760         2,953,962
     Net change in loans receivable                                                   10,917,556         6,209,302
     Loans purchased                                                                 (14,383,504)       (2,713,941)
     Proceeds from sales of foreclosed real estate                                        52,927         1,057,872
     Purchase of premises and equipment, net                                            (233,289)          (80,308)
                                                                                   -------------     -------------
              Net cash from investing activities                                        (685,550)      (55,748,885)

Cash flows from financing activities:
     Net change in noninterest-bearing demand, savings, NOW, and
       money market demand deposits                                                    3,298,989        12,856,273
     Net change in other time deposits                                                 5,829,534        (3,214,700)
     Proceeds from advances from Federal Home Loan Bank                              223,750,000       174,800,000
     Repayments of advances from Federal Home Loan Bank                             (232,005,970)     (127,617,682)
     Net change in securities sold under agreements to repurchase                       (240,029)       (1,405,000)
     Net change in other borrowings                                                         --            (350,000)
     Net change in advances from borroweres for taxes and insurance                       88,615            61,641
     Cash dividends paid                                                                (327,869)         (324,877)
     Proceeds from the exercise of stock options                                         216,667            53,334
     Purchase of treasury stock                                                          (56,250)         (790,500)
                                                                                   -------------     -------------
              Net cash from financing activities                                         553,687        54,068,489
                                                                                   -------------     -------------

Net change in cash and cash equivalents                                                2,653,935           527,003

Cash and cash equivalents at beginning of period                                       5,373,911         6,727,444
                                                                                   -------------     -------------

Cash and cash equivalents at end of period                                         $   8,027,846     $   7,254,447
                                                                                   =============     =============

Supplemental schedule of non-cash investing and financing activities:

     Loans transferred to foreclosed real estate                                   $     155,367     $     133,934


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal"), Security State Bank ("Security"), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair  presentation  of the results for the periods  reported  have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1999.

2.       EARNINGS PER SHARE

         Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

         A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months ended December 31, 1999 and 1998 is presented below.

                                                         Three Months Ended
                                                           December 31,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------
Basic Earnings Per Common Share:
 Numerator:
   Net Income                                     $   764,680       $   908,517
                                                  ===========       ===========
 Denominator:
   Weighted average common
       shares outstanding                           2,513,214         2,512,734
   Less: Weighted average
       unallocated ESOP shares                        (22,580)          (52,580)
                                                  -----------       -----------
   Weighted average common shares
       outstanding for basic earnings
       per share                                    2,490,634         2,460,154
                                                  ===========       ===========

   Basic earnings per common share                $      0.31       $      0.37
                                                  ===========       ===========

                                                            Three Months Ended
                                                              December 31,
                                                      --------------------------
                                                         1999            1998
                                                      ----------      ----------
Diluted Earnings Per Common Share:
  Numerator:
   Net Income                                         $  764,680      $  908,517
                                                      ==========      ==========
  Denominator:
   Weighted average common
       shares outstanding for basic
       earnings per common share                       2,490,634       2,460,154
   Add: Dilutive effects of assumed
       exercises of stock options and
       nonvested MRRP shares, net of
       tax benefits                                       51,394          88,721
                                                      ----------      ----------
   Weighted average common and
       dilutive potential common
       shares outstanding                              2,542,028       2,548,875
                                                      ==========      ==========

       Diluted earnings per common share              $     0.30      $     0.36
                                                      ==========      ==========

3.       COMMITMENTS

         At December 31, 1999 and September 30, 1999, the Company had outstanding commitments to originate and purchase loans totaling $21.5 million and $33.2 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 1999, compared to September 30, 1999, and the consolidated results of operations for the three months ended December 31, 1999, compared to the same period in 1998. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1999.

FINANCIAL CONDITION

Total assets increased by $125,000, or .02%, from $511.2 million at September 30, 1999, to $511.3 million at December 31, 1999. The increase was attributable to an increase in the Company's cash and cash equivalents and an increase in net loans receivable. These increases were offset by a decline in the portfolio of securities available for sale. The deposit portfolio increased by $9.1 million and were used to reduce advances from the Federal Home Loan Bank.

Cash and cash equivalents increased $2.6 million, or 48.1%, to $8.0 million at December 31, 1999, from $5.4 million at September 30, 1999. The increase was due in part to the accumulation of liquid funds for use as needed to address customer concerns arising from the rollover to year 2000. The use of such funds was minimal and, subsequent to December 31, 1999, balances were returned to normal operating levels.

The portfolio of securities available for sale decreased $6.2 million, or 3.5%, to $172.3 million at December 31, 1999, from $178.5 million at September 30, 1999. The decrease was the result of maturities and principal repayments received on securities during the period and, additionally, was due to adjustment of the carrying value of securities available for sale to market value at the end of the period in accordance with SFAS 115.

The portfolio of net loans receivable increased by $2.9 million, or 1.0%, to $306.0 million at December 31, 1999, from $303.1 million at September 30, 1999. The increase was due to increases in single- and multi-family residential mortgage loans and commercial real estate loans totaling $9.9 million during the period. This increase was partially offset by a seasonal decrease in agricultural loans totaling $3.5 million and a decrease in commercial operating loans of $3.4 million.

Deposit balances increased by $9.1 million, or 3.0%, to $313.9 million at December 31, 1999, from $304.8 million at September 30, 1999. The increase in deposit balances resulted from increases in checking accounts, money market accounts and certificates of deposit, which increased by $3.6 million, $222,000 and $5.8 million, respectively. This increase is the result of the Company's continued emphasis on promoting transaction accounts, which generally carry a lower interest cost, and cross-marketing into other deposit products. The increase was partially offset by a decrease in savings accounts in the amount of $476,000.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $8.2 million, or 5.1%, to $153.1 million at December 31, 1999 from $161.3 million at September 30, 1999. The decrease in FHLB advances resulted from repayments using funds generated by deposit portfolio growth and maturities and principal repayments received on the portfolio of securities available for sale.

Total shareholders' equity decreased $1.3 million, or 3.3%, to $38.5 million at December 31, 1999 from $39.8 million at September 30, 1999. The decrease in shareholders' equity was due to an increase in unrealized loss on securities available for sale in accordance with SFAS 115, the purchase of treasury stock, and the payment of cash dividends to shareholders in an aggregate amount that exceeded net earnings during the period.

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

The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at December 31, 1999. At December 31, 1999, loans delinquent 30 days and over totaled 2.38% of total loans as compared to 1.59% at September 30, 1999.

                                                                         Loans Delinquent For:
                                   --------------------------------------------------------------------------------------
                                           30-59 Days                    60-89 Days                  90 Days and Over
                                   ---------------------------  --------------------------   ----------------------------
                                                      Percent                      Percent                        Percent
                                                        of                           of                             of
                                   Number  Amount    Category   Number   Amount   Category   Number     Amount   Category
                                   ------  ------    --------   ------   ------   --------   ------     ------   --------
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family                  10    $  337    0.31%         5   $   195     0.18%        4     $   102     0.09%
  Commercial and multi-family          1     1,688    1.77          2     1,122     1.18         2         584     0.61
  Agricultural real estate             2        38    0.41          0         0     0.00         1          70     0.76
Consumer                              22       237    1.01         11        75     0.32         9          57     0.24
Agricultural operating                12       581    2.20          1        53     0.20         9       1,539     5.83
Commercial business                    9       381    1.44          5       104     0.39         9         192     0.72
                                   -----   -------              -----    ------              -----     -------
    Total                             56   $ 3,262    1.06%        24    $1,549     0.50%       34      $2,544     0.82%
                                    ====   =======               ====    ======               ====      ======

At December 31, 1999, commercial and multi-family real estate loans delinquent 30 days and over totaled $3.4 million, or 1.10% of the total loan portfolio as compared to $1.5 million, or 0.50% of total loans at September 30, 1999. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At December 31, 1999, agricultural operating loans delinquent 30 days and over totaled $2.2 million, or 0.70% of the total loan portfolio as compared to $501,000, or 0.16% of total loans at September 30, 1999. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                                 December 31, 1999          September 30, 1999
                                                 -----------------          ------------------
                                                             (Dollars in Thousands)
Non-accruing loans:
     One-to four family                                $  102                      $  613
     Commercial and multi-family                          584                       1,055
     Agricultural real estate                              70                          70
     Consumer                                              51                         140
     Agricultural operating                               115                         285
     Commercial business                                  103                          75
                                                      -------                     -------
       Total non-accruing loans                         1,025                       2,238

Accruing loans delinquent 90 days or more               1,519                           -
                                                       ------                     -------
       Total non-performing loans                       2,544                       2,238

Foreclosed assets:
     One- to four family                                  196                          94
     Commercial real estate                                38                           -
     Consumer                                              15                          24
     Commercial Business                                    -                          25
                                                      -------                     -------
       Total foreclosed assets                            249                         143
     Less: Allowance for losses                             -                           -
                                                      -------                     -------
       Total foreclosed assets, net                       249                         143
                                                      -------                     -------
Total non-performing assets                            $2,793                      $2,381
                                                       ======                      ======

Total as a percentage of total assets                   0.55%                       0.47%
                                                       ======                      ======

For the three months ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $15,000 of which none was included in interest income.

Other Loans of Concern. At December 31, 1999, there were loans totaling $4.0 million not included in the table above where known information about possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of eleven one- to four-family residential real estate loans totaling $545,000, five commercial business loans totaling $1.3 million, eighteen consumer loans totaling $165,000, and nineteen agricultural loans totaling $2.0 million. At September 30, 1999, other loans of concern totaled $3.9 million.

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

On the basis of management's review of its loans and other assets, at December 31, 1999, the Company had classified a total of $4.7 million of its assets as substandard, $46,000 as doubtful and none as loss as compared to classifications at September 30, 1999 of $5.9 million substandard, $142,000 doubtful and none as loss.

Allowance for Loan Losses. The Company establishes its provision for loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of non-performing loans, the composition of its loan portfolio and the general economic environment within which the Bank and its borrowers operate.

Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to historically low commodity prices. Price levels for grain crops and livestock have generally been depressed since mid-1998. Livestock prices have recovered to some extent, but are still relatively low. Grain crop prices remain at historically low levels and are not expected to increase significantly in the near term. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices could result in weakness in the agricultural loan portfolio that could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At December 31, 1999, the Company has established an allowance for loan losses totaling $3.1 million. The allowance represents approximately 121% of the total non-performing loans at December 31, 1999 as compared to 138% at September 30, 1999.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                                (In Thousands)
     Balance, September 30, 1999                                     $ 3,093
           Charge-offs                                                 (372)
           Recoveries                                                     32
           Additions charged to operations                               325
                                                                     -------

     Balance, December 31, 1999                                      $ 3,078
                                                                     =======

Based on currently available information, management believes the allowance for loan losses is adequate to absorb currently anticipated losses in the portfolio. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

RESULTS OF OPERATIONS

General. For the three months ended December 31, 1999, the Company recorded net income of $765,000 compared to net income of $909,000 for the same period in 1998. The decrease in net income reflects an increase in the charge to provision for loan losses, a decrease in noninterest income from loan fees, and an increase in employee compensation and benefits expense during the 1999 period. Net income was positively affected by an increase in net interest income.

Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 1999 increased by $644,000, or 7.4%, to $9,405,000, compared to $8,761,000 during the same period in 1998. The increase was due to higher interest earning asset balances during the 1999 period compared to the previous year as a result of increased purchases of securities available for sale and the increased origination and purchase of loans.

Interest Expense. Total interest expense for the three months ended December 31, 1999 increased by $569,000, or 10.7%, to $5,911,000 from $5,342,000 during the same period in 1998. The increase in interest expense reflects a higher average balance in deposit accounts during the 1999 period due to internal growth of the deposit portfolio. In addition, the increase reflects increased balances in Federal Home Loan Bank advances used to fund the purchase of securities available for sale and the origination and purchase of loans.

Net Interest Income. Net interest income increased by $74,000, or 2.2%, to $3,493,000 for the three months ended December 31, 1999 from $3,419,000 for the same period in 1998. The increase in net interest income was due to the overall increase in net interest earning assets between the comparable periods and was partially offset by a reduction in the spread between interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. For the three month period ended December 31, 1999, the provision for loan losses was $325,000 compared to $243,000 for the same period in 1998. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate reserve against currently anticipated losses from the loan portfolio.

Noninterest Income. Noninterest income decreased by $35,000, or 7.8%, to $413,000 for the three months ended December 31, 1999, from $448,000 for the same period in 1998. The decrease reflects the lower collection of fees from the origination, purchase and prepayment of loans, and lower gains on the sales of securities available for sale and foreclosed real estate during the period.

Noninterest Expense. Noninterest expense increased $176,000, or 8.4%, to $2,283,000 for the three months ended December 31, 1999, from $2,107,000 for the same period in 1998. The increase in noninterest expense reflects a $148,000 increase in employee compensation and benefits expense primarily due to the addition of personnel and the upgrade of expertise in existing positions to support current and anticipated growth of the Company.

Income Tax Expense. Income tax expense was $534,000 for the three months ended December 31, 1999 as compared to $608,000 for the same period in 1998. The decrease in income tax expense reflects the decrease in the level of taxable income between the comparable periods.

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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at December 31, 1999 and September 30, 1999, were 9.3% and 9.1%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 1999, the Company had commitments to originate and purchase loans totaling $21.5 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at December 31, 1999 which, at that date, exceeded the capital adequacy requirements:

                                                                           Minimum                  Minimum Requirement
                                                                      Requirement For            To Be Well Capitalized
                                                                     Capital Adequacy           Under Prompt Corrective
                                                 Actual                   Purposes                  Action Provisions
At December 31, 1999                      Amount       Ratio        Amount        Ratio          Amount          Ratio
--------------------                      ------       -----        ------        -----          ------          -----
(Dollars in Thousands)
Total Capital (to risk weighted
assets)                                   $35,666       11.7%       $24,493         8.0%           $30,617        10.0%
Tier 1 (Core) Capital (to risk
weighted assets)                          $32,780       10.7%       $12,247         4.0%           $18,370         6.0%
Tier 1 (Core) Capital (to
adjusted total assets)                    $32,780        7.0%       $18,666         4.0%           $23,332         5.0%
Tier 1 (Core) Capital (to
average assets)                           $32,780        7.1%       $18,527         4.0%           $23,159         5.0%

Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at December 31, 1999 which, at that date, exceeded the capital adequacy requirements:

                                                                           Minimum                  Minimum Requirement
                                                                      Requirement For            To Be Well Capitalized
                                                                     Capital Adequacy           Under Prompt Corrective
                                                 Actual                   Purposes                  Action Provisions
At December 31, 1999                      Amount       Ratio        Amount        Ratio            Amount        Ratio
--------------------                      ------       -----        ------        -----            ------        -----
(Dollars in Thousands)
Total Capital (to risk
weighted assets)                           $4,026       15.3%        $2,100         8.0%            $2,625        10.0%
Tier 1 Capital (to risk
weighted assets)                           $3,792       14.4%        $1,050         4.0%            $1,575         6.0%
Tier 1 Capital (to average
assets)                                    $3,792        8.9%        $1,703         4.0%            $2,128         5.0%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 1999, First Federal and Security exceeded minimum requirements for the well-capitalized category.

The Year 2000 Issue

The Company has been aware for some time of the issues associated with the programming code in existing computer systems with the rollover to the year 2000. The issue was whether computer systems would properly recognize date sensitive information when the year changed to 2000. Systems that would not properly recognize such information could generate erroneous data or cause a system to fail. The Company expended considerable time and effort prior to the date rollover to ensure a smooth transition to the year 2000. As such, the Company experienced no significant issues with its internal or third party computer systems with the rollover to the year 2000.

The Company, as with most financial institutions, increased liquid funds available to address potential customer concerns during the latter part of the quarter ended December 31, 1999. Subsequent to December 31, 1999, liquid funds balances have been returned to normal operating levels.

Based on the Company's experience subsequent to December 31, 1999, management believes there will be no additional material direct costs associated with the rollover to the year 2000.

Although   management  believes  the  Company's  computer  systems  and  service providers will continue to function properly going forward into the year 2000, there can be no assurance that these systems, or those systems of other companies on which the Company's systems rely, will not experience some type of problem related to the date rollover. Such failure could have a significant adverse impact on the financial condition and results of operations of the Company.

Forward-Looking Statements

The Company, and its wholly-owned subsidiaries, First Federal and Security, may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission, in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates, and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company's control. Such statements address the following subjects: future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company's financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services' laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The foregoing list of factors is not exclusive. Additional discussion of factors affecting the Company's business and prospects is contained in the Company's periodic filings with the SEC. The Company does not undertake, and expressly disclaims any intent or obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

Net Portfolio Value The Company uses a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. Management of the Company's assets and liabilities is performed within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

Presented below, as of December 31, 1999, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is more sensitive to increasing rate changes than declining rates. This occurs primarily because, as rates rise, the market value of the Company's fixed-rate loans and mortgage-backed securities declines due both to the interest rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans and mortgage-backed securities because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling interest rate scenarios.

                                                         At December 31, 1999           At September 30, 1999
        Change in Interest Rates        Board Limit    ------------------------        ------------------------
             (Basis Points)           % Change         $ Change        % Change        $ Change        % Change
             --------------           --------         --------        --------        --------        --------
                 +200 bp                   (40)%            $ (9,735)       (23)%          $(10,919)      (25)%
                 +100 bp                   (25)               (4,450)       (10)             (5,200)      (12)
                    0 bp                     -                     -          -                   -         -
                 -100 bp                   (10)                3,657          9               4,441        10
                 -200 bp                   (15)                4,155         10               5,095        12

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

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:                                           None

              (b)  Reports on Form 8-K:

                  First Midwest Financial, Inc. filed Form 8-K dated December 27, 1999 to report the issuance of a press release announcing the authorization of a stock repurchase program.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST MIDWEST FINANCIAL, INC.

Date:   February 14, 2000      By:    /s/ James S. Haahr
        -----------------             ------------------
                                      James S. Haahr, Chairman of the Board,
                                        President and Chief Executive Officer

Date:   February 14, 2000      By:    /s/ Donald J. Winchell
        -----------------             ----------------------
                                      Donald J. Winchell, Senior Vice President,
                                        Treasurer and Chief Financial Officer