Form 10-Q
period 2000-03-31
FIRST MIDWEST FINANCIAL INC
filed 2000-05-12
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

         Class:                                   Outstanding at May 10, 2000:
Common Stock, $.01 par value                      2,431,574 Common Shares

Transitional Small Business Disclosure Format:       Yes   [  ] ; No   [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX



                                                                        Page No.

Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated   Balance  Sheets  at  March  31,  2000  and
                     September 30, 1999                                        3

                  Consolidated  Statements  of Income for the Three  Months
                     and Six Months Ended March 31, 2000 and 1999              4

                  Consolidated  Statements of  Comprehensive  Income (Loss)
                     for the Three  Months and Six Months  Ended  March 31,
                     2000 and 1999                                             5

                  Consolidated Statement of Changes in Shareholders' Equity
                     for the Six Months Ended March 31, 2000                   6

                  Consolidated  Statements of Cash Flows for the Six Months
                     Ended March 31, 2000 and 1999                             7

                  Notes to Consolidated Financial Statements                   8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       10

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk   18


Part II.  Other Information                                                   20
---------------------------


      Signatures                                                              21
      ----------

Part I.   Financial Information
Part II.  Financial Statements

                                                 FIRST MIDWEST FINANCIAL, INC.
                                                        AND SUBSIDIARIES
                                            Consolidated Balance Sheets (Unaudited)

                                                                    March 31, 2000   September 30, 1999
                                                                    -------------    ------------------
Assets
Cash and due from banks                                               $   1,260,120      $   1,165,895
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                            3,770,111          4,208,016
                                                                      -------------      -------------
      Total cash and cash equivalents                                     5,030,231          5,373,911
Securities available for sale, amortized cost
   of $177,124,182 and $182,503,668                                     169,926,799        178,489,030
Loans receivable - net of allowance for loan losses
  of $3,209,074 and $3,092,628                                          308,272,164        303,078,500
Foreclosed real estate, net                                                 618,271            142,901
Accrued interest receivable                                               3,932,776          5,046,234
Federal Home Loan Bank stock, at cost                                     8,168,300          8,125,800
Premises and equipment, net                                               5,760,516          4,770,056
Excess of cost over net assets acquired                                   3,950,417          4,132,883
Other assets                                                              3,341,310          2,053,437
                                                                      -------------      -------------

         Total Assets                                                 $ 509,000,784      $ 511,212,752
                                                                      =============      =============

Liabilities and Shareholders' Equity
                                  Liabilities
Deposits                                                              $ 313,225,812      $ 304,779,921
Advances from Federal Home Loan Bank                                    152,482,705        161,348,071
Securities sold under agreements to repurchase                            2,962,213          3,020,951
Advances from borrowers for taxes and insurance                             479,499            422,593
Accrued interest payable                                                    989,995            875,365
Other liabilities                                                         1,074,083            995,103
                                                                      -------------      -------------

         Total Liabilities                                              471,214,307        471,442,004
                                                                       -------------      ------------

                             Shareholders' Equity
                             --------------------
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                       --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,431,574 shares outstanding
   at March 31, 2000; 2,957,999 shares issued and
   2,507,073 shares outstanding at September 30, 1999                        29,580             29,580
Additional paid-in capital                                               20,931,779         21,305,937
Retained earnings - substantially restricted                             30,233,044         29,352,943
Accumulated other comprehensive income (loss), net of tax
   benefit of $2,677,704 at March 31, 2000 and $1,494,005
   at September 30, 1999                                                 (4,519,679)        (2,520,633)
Unearned Employee Stock Ownership Plan shares                               (67,150)          (167,200)
Treasury stock, 526,425 and 450,926 common shares, at cost               (8,821,097)        (8,229,879)
                                                                      -------------      -------------

         Total Shareholders' Equity                                      37,786,477         39,770,748
                                                                      -------------      -------------

         Total Liabilities and Shareholders' Equity                   $ 509,000,784      $ 511,212,752
                                                                      =============      =============

The accompanying notes are an integral part of these financial statements.

                                                    FIRST MIDWEST FINANCIAL, INC.
                                                          AND SUBSIDIARIES
                                            Consolidated Statements of Income (Unaudited)

                                                                           Three Months Ended                Six Months Ended
                                                                          2000            1999             2000            1999
                                                                       -----------     -----------     ------------     -----------
Interest and Dividend Income:
         Loans receivable                                              $ 6,433,856     $ 5,748,647     $ 12,703,915     $11,780,103
         Securities available for sale                                   2,977,174       2,723,478        5,980,999       5,354,114
         Dividends on Federal Home Loan Bank stock                         133,998         113,134          264,884         212,166
                                                                       -----------     -----------     ------------     -----------

               Total interest and dividend income                        9,545,028       8,585,259       18,949,798      17,346,383

Interest Expense:
         Deposits                                                        3,781,058       3,552,305        7,510,580       7,199,726
         FHLB advances and other borrowings                              2,210,759       1,920,532        4,392,714       3,615,368
                                                                       -----------     -----------     ------------     -----------

               Total interest expense                                    5,991,817       5,472,837       11,903,294      10,815,094
                                                                       -----------     -----------     ------------     -----------

Net interest income                                                      3,553,211       3,112,422        7,046,504       6,531,289

Provision for loan losses                                                  270,000         358,000          595,000         601,000
                                                                       -----------     -----------     ------------     -----------

Net interest income after provision for loan losses                      3,283,211       2,754,422        6,451,504       5,930,289

Noninterest income:
         Loan fees and deposit service charges                             269,710         335,669          580,327         695,217
         Gain (loss) on sales of securities available for sale, net         (5,000)        271,645           (5,000)        293,756
         Gain (loss) on sales of foreclosed real estate, net               (17,322)        (10,021)         (13,890)          1,750
         Brokerage commissions                                              32,808          16,475           69,668          31,389
         Other income                                                       35,963          32,664           98,237          72,351
                                                                       -----------     -----------     ------------     -----------

               Total noninterest income                                    316,159         646,432          729,342       1,094,463

Noninterest expense:
         Employee compensation and benefits                              1,459,504       1,254,958        2,833,800       2,481,750
         Occupancy and equipment expense                                   328,147         292,254          625,296         575,425
         Federal deposit insurance premium                                  18,284          39,819           57,276          74,785
         Data processing expense                                           113,957          89,140          214,234         187,106
         Other expense                                                     455,036         452,643          927,535         916,886
                                                                       -----------     -----------     ------------     -----------

               Total noninterest expense                                 2,374,928       2,128,814        4,658,141       4,235,952
                                                                       -----------     -----------     ------------     -----------

Income before income taxes                                               1,224,442       1,272,040        2,522,705       2,788,800

Income tax expense                                                         463,695         512,540          997,278       1,120,783
                                                                       -----------     -----------     ------------     -----------

Net income                                                             $   760,747     $   759,500     $  1,525,427     $ 1,668,017
                                                                       ===========     ===========     ============     ===========

Earnings per common share:
         Basic                                                         $      0.31     $      0.31     $       0.62     $      0.68
                                                                       -----------     -----------     ------------     -----------
         Diluted                                                       $      0.30     $      0.30     $       0.60     $      0.66
                                                                       -----------     -----------     ------------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

                                              FIRST MIDWEST FINANCIAL, INC.
                                                     AND SUBSIDIARIES
                            Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                                                      Three Months Ended           Six Months Ended
                                                                          March 31,                    March 31,
                                                                    2000          1999          2000            1999
                                                                 ---------     ---------     -----------     -----------
Net income                                                       $ 760,747     $ 759,500     $ 1,525,427     $ 1,668,017

Other comprehensive income (loss):
             Net change in net unrealized gains and losses on
               securities available for sale                       (31,413)     (321,875)     (3,182,745)     (1,282,152)
             Deferred income tax expense (benefit)                 (11,717)     (119,802)     (1,183,699)       (477,143)
                                                                 ---------     ---------     -----------     -----------

             Total other comprehensive income (loss)               (19,696)     (202,073)     (1,999,046)       (805,009)
                                                                 ---------     ---------     -----------     -----------

Total comprehensive income (loss)                                $ 741,051     $ 557,427     $  (473,619)    $   863,008
                                                                 =========     =========     ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                                FIRST MIDWEST FINANCIAL, INC.
                                                       AND SUBSIDIARIES
                            Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                           For the Six Months Ended March 31, 2000


                                                                                                                   Unearned
                                                                                               Accumulated         Employee
                                                                                                   Other             Stock
                                                           Additional                          Comprehensive       Ownership
                                                Common       Paid-In           Retained        Income (Loss),         Plan
                                                Stock        Capital           Earnings          Net of Tax          Shares
                                                -----        -------           --------          ----------          ------
Balance at September 30, 1999                   $29,580    $ 21,305,937     $ 29,352,943     $    (2,520,633)    $  (167,200)

15,000 common shares committed to be
  released under the ESOP                          --            77,132             --                  --           100,050

Cash dividends declared on common
  stock ($0.26 per share)                          --              --           (645,326)               --              --

Purchase of 129,999 common shares of
  treasury stock                                   --              --               --                  --              --

Issuance of 54,500 common shares from
  treasury stock due to exercise of stock
  options, net of tax benefit                      --          (467,372)            --                  --              --

Amortization of management recognition
  and retention plan common shares and
  tax benefits of restricted stock under the
  plans                                            --            16,082             --                  --              --

Net change in net unrealized losses on
  securities available for sale, net of
  income tax benefit of $1,183,699                 --              --               --            (1,999,046)           --

Net income for the six months ended
  March 31, 2000                                   --              --          1,525,427                --              --
                                                -------    ------------     ------------     ---------------     -----------

Balance at March 31, 2000                       $29,580    $ 20,931,779     $ 30,233,044     $    (4,519,679)    $   (67,150)
                                                =======    ============     ============     ===============     ===========

                                                                      Total
                                                   Treasury       Shareholders'
                                                     Stock            Equity
                                                     -----            ------
Balance at September 30, 1999                     $(8,229,879)    $ 39,770,748

15,000 common shares committed to be
  released under the ESOP                                --            177,182

Cash dividends declared on common
  stock ($0.26 per share)                                --           (645,326)

Purchase of 129,999 common shares of
  treasury stock                                   (1,478,507)      (1,478,507)

Issuance of 54,500 common shares from
  treasury stock due to exercise of stock
  options, net of tax benefit                         887,289          419,917

Amortization of management recognition
  and retention plan common shares and
  tax benefits of restricted stock under the
  plans                                                  --             16,082

Net change in net unrealized losses on
  securities available for sale, net of
  income tax benefit of $1,183,699                       --         (1,999,046)

Net income for the six months ended
  March 31, 2000                                         --          1,525,427
                                                  -----------     ------------

Balance at March 31, 2000                         $(8,821,097)    $ 37,786,477
                                                  ===========     ============



The accompanying notes are an integral part of these consolidated financial statements.


                                            FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Six Months Ended March 31,
                                                                                        2000               1999
                                                                                    -------------     --------------
Cash flows from operating activities:

      Net income                                                                    $   1,525,427     $   1,668,017
      Adjustments to reconcile net income to net cash from operating activities:
           Depreciation, amoritization and accretion, net                                 858,989           727,715
           Provision for loan losses                                                      595,000           601,000
           (Gain) loss on sales of securities available for sale, net                       5,000          (293,756)
           (Gain) loss on sales of foreclosed real estate, net                             13,890            (1,750)
           Proceeds from sales of loans held for sale                                     504,567         1,000,000
           Originations of loans held for sale                                           (504,567)       (1,000,000)
           Net change in accrued interest receivable                                    1,113,458         1,109,908
           Net change in other assets                                                    (103,172)           44,766
           Net change in accrued interest payable                                         114,630           (66,993)
           Net change in accrued expenses and other liabilities                           135,562             1,304
                                                                                    -------------     -------------
                 Net cash from operating activities                                     4,258,784         3,790,211

Cash flows from investing activities:
      Purchase of securities available for sale                                          (515,000)      (80,927,226)
      Purchase of Federal Home Loan Bank stock                                            (42,500)       (2,287,500)
      Proceeds from sales of securities available for sale                                495,000        23,166,846
      Proceeds from maturities and principal repayments of
        securities available for sale                                                   5,191,969        19,429,127
      Net change in loans receivable                                                   21,968,151        13,009,040
      Loans purchased                                                                 (28,598,055)      (30,111,614)
      Proceeds from sales of foreclosed real estate                                       277,676         1,102,001
      Purchase of premises and equipment, net                                          (1,197,900)         (147,653)
                                                                                    -------------     -------------
                 Net cash from investing activities                                    (2,420,659)      (56,766,979)

Cash flows from financing activities:
      Net change in noninterest-bearing demand, savings, NOW, and
        money market demand deposits                                                    1,026,441         3,043,296
      Net change in other time deposits                                                 7,419,450        11,481,735
      Proceeds from advances from Federal Home Loan Bank                              404,800,000       206,600,000
      Repayments of advances from Federal Home Loan Bank                             (413,665,366)     (161,163,646)
      Net change in securities sold under agreements to repurchase                        (58,738)       (2,006,665)
      Net change in other borrowings                                                         --            (550,000)
      Net change in advances from borrowers for taxes and insurance                        56,906            24,800
      Cash dividends paid                                                                (645,326)         (653,036)
      Proceeds from the exercise of stock options                                         363,335           169,842
      Purchase of treasury stock                                                       (1,478,507)         (790,500)
                                                                                    -------------     -------------
                 Net cash from financing activities                                    (2,181,805)       56,155,826
                                                                                    -------------     -------------

Net change in cash and cash equivalents                                                  (343,680)        3,179,058

Cash and cash equivalents at beginning of period                                        5,373,911         6,727,444
                                                                                    -------------     -------------

Cash and cash equivalents at end of period                                          $   5,030,231     $   9,906,502
                                                                                    =============     =============

Supplemental disclosure of cash flow information
      Cash paid during the period for:
           Interest                                                                 $  11,788,664     $  10,882,087
           Income taxes                                                                   945,904         1,321,800

Supplemental schedule of non-cash investing and financing activities:
      Loans transferred to foreclosed real estate                                   $     766,935     $     254,774


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

         A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and six months ended March 31, 2000 and 1999 is presented below.

                                                                  Three Months Ended               Six Months Ended
                                                                        March 31,                      March 31,
                                                                       ---------                       ---------
                                                                 2000             1999            2000          1999
                                                                 ----             ----            ----          ----
         Basic Earnings Per Common Share:
          Numerator:
            Net Income                                        $ 760,747        $ 759,500       $1,525,427       $1,668,017
                                                              =========        =========       ==========       ==========
          Denominator:
            Weighted average common
                shares outstanding                            2,482,787        2,519,436        2,498,084        2,516,048
            Less: Weighted average
                unallocated ESOP shares                        (15,080)         (45,080)         (18,851)         (48,871)
                                                             ----------       ----------       ----------       ----------
            Weighted average common shares
                outstanding for basic earnings
                per share                                     2,467,707        2,474,356        2,479,233        2,467,177
                                                              =========        =========        =========        =========

            Basic earnings per common share                      $ 0.31           $ 0.31           $ 0.62           $ 0.68
                                                                 ======           ======           ======           ======

                                     8

                                                                  Three Months Ended               Six Months Ended
                                                                        March 31,                      March 31,
                                                                       ---------                       ---------
                                                                 2000             1999            2000          1999
                                                                 ----             ----            ----          ----
         Diluted Earnings Per Common Share:
           Numerator:
            Net Income                                        $ 760,747        $ 759,500       $1,525,427       $1,668,017
                                                              =========        =========       ==========       ==========
           Denominator:
            Weighted average common
                shares outstanding for basic
                earnings per common share                     2,467,707        2,474,356        2,479,233        2,467,177
            Add: Dilutive effects of assumed
                exercises of stock options and
                nonvested MRRP shares, net of
                tax benefits                                     42,710           75,889           52,633           78,782
                                                            -----------      -----------      -----------     ------------
            Weighted average common and
                dilutive potential common
                shares outstanding                            2,510,417        2,550,245        2,531,866        2,545,959
                                                              =========        =========        =========        =========

                Diluted earnings per common share                $ 0.30           $ 0.30           $ 0.60           $ 0.66
                                                                 ======           ======           ======           ======

3.       COMMITMENTS

         At March 31, 2000 and September 30, 1999, the Company had outstanding commitments to originate and purchase loans totaling $24.7 million and $33.2 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2000, compared to September 30, 1999, and the consolidated results of operations for the three months and six months ended March 31, 2000, compared to the same period in 1999. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1999.

FINANCIAL CONDITION

Total assets decreased by $2.2 million, or 0.43%, from $511.2 million at September 30, 1999, to $509.0 million at March 31, 2000. The decrease was attributable to a decrease in the Company's portfolio of securities available for sale, which declined by $8.6 million. This decrease was partially offset by a $5.2 million increase in net loans receivable. The deposit portfolio increased by $8.4 million and was used to reduce borrowings from the Federal Home Loan Bank.

Cash and cash equivalents decreased $344,000, or 6.4%, to $5.0 million at March 31, 2000, from $5.4 million at September 30, 1999. The decrease was due to the use of available funds in the repayment of borrowings and to fund the origination and purchase of loans.

The portfolio of securities available for sale decreased $8.6 million, or 4.8%, to $169.9 million at March 31, 2000, from $178.5 million at September 30, 1999. The decrease was the result of maturities and principal repayments received on securities during the period and, additionally, was due to adjustment of the carrying value of securities available for sale to market value at the end of the period in accordance with SFAS 115.

The portfolio of net loans receivable increased by $5.2 million, or 1.7%, to $308.3 million at March 31, 2000, from $303.1 million at September 30, 1999. The increase was due to an increase in multi-family residential mortgage loans and commercial real estate loans totaling $14.8 million during the period. This increase was partially offset by a decline in single-family residential mortgage loans of $4.4 million and a seasonal decrease in agricultural loans totaling $3.8 million.

Deposit balances increased by $8.4 million, or 2.8%, to $313.2 million at March 31, 2000, from $304.8 million at September 30, 1999. The increase in deposit balances resulted from increases in checking accounts, money market accounts and certificates of deposit, which increased by $1.4 million, $473,000 and $7.4 million, respectively. This increase is the result of the Company's continued emphasis on promoting transaction accounts, which generally carry a lower interest cost, and cross-marketing into other deposit products. The increase was partially offset by a decrease in savings accounts in the amount of $857,000.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $8.8 million, or 5.5%, to $152.5 million at March 31, 2000 from $161.3 million at September 30, 1999. The decrease in FHLB advances resulted from repayments using funds generated by deposit portfolio growth and maturities and principal repayments received on the portfolio of securities available for sale.

Total shareholders' equity decreased $2.0 million, or 5.0%, to $37.8 million at March 31, 2000 from $39.8 million at September 30, 1999. The decrease in shareholders' equity was due to the purchase of treasury stock, an increase in unrealized loss on securities available for sale in accordance with SFAS 115, and the payment of cash dividends to shareholders in an aggregate amount that exceeded net earnings during the period.

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

The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at March 31, 2000. At March 31, 2000, loans delinquent 30 days and over totaled 0.65% of total loans as compared to 1.59% at September 30, 1999.

                                                                  Loans Delinquent For:
                                  --------------------------------------------------------------------------------------
                                         30-59 Days                     60-89 Days                   90 Days and Over
                                  ----------------------------  ---------------------------  ----------------------------
                                                      Percent                      Percent                        Percent
                                                        of                           of                             of
                                   Number  Amount    Category   Number   Amount   Category   Number     Amount   Category
                                   ------  ------    --------   ------   ------   --------   ------     ------   --------
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family                   7   $   292    0.27%         0    $    0      0.00%        2    $   79     0.07%
  Commercial and multi-family          2       119    0.13          1       450      0.48         0         0     0.00
  Agricultural real estate             2       124    1.37          0         0      0.00         0         0     0.00
Consumer                              23       230    0.97          3        44      0.18         5        28     0.12
Agricultural operating                 8       326    1.24          2       100      0.38         0         0     0.00
Commercial business                    9       218    0.75          0         0      0.00         2        10     0.03
                                   -----   -------              -----    ------               -----    ------
    Total                             51   $ 1,309    0.45%         6    $  594      0.21%        9    $  117     0.04%
                                    ====   =======              =====    ======               =====    ======

At March 31, 2000, commercial and multi-family real estate loans delinquent 30 days and over totaled $569,000, or 0.18% of the total loan portfolio as compared to $1.5 million, or 0.50% of total loans at September 30, 1999. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At March 31, 2000, agricultural operating loans delinquent 30 days and over totaled $426,000, or 0.14% of the total loan portfolio as compared to $501,000, or 0.16% of total loans at September 30, 1999. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                                      March 31, 2000       September 30, 1999
                                                      ---------------      ------------------
                                                               (Dollars in Thousands)
Non-accruing loans:
     One-to four family                                    $   79                $  613
     Commercial and multi-family                              450                 1,055
     Agricultural real estate                                --                      70
     Consumer                                                  27                   140
     Agricultural operating                                  --                     285
     Commercial business                                       10                    75
                                                           ------                ------
       Total non-accruing loans                               566                 2,238

Accruing loans delinquent 90 days or more                    --                    --
                                                           ------                ------
       Total non-performing loans                             566                 2,238

Foreclosed assets:
     One- to four family                                       65                    94
     Commercial real estate                                   430                  --
     Agricultural real estate                                 103                  --
     Consumer                                                  20                    24
     Commercial Business                                     --                      25
                                                           ------                ------
       Total foreclosed assets                                618                   143
     Less: Allowance for losses                              --                    --
                                                           ------                ------
       Total foreclosed assets, net                           618                   143
                                                           ------                ------
Total non-performing assets                                $1,184                $2,381
                                                           ======                ======

Total as a percentage of total assets                        0.23%                 0.47%
                                                           ======                ======

For the three months ended March 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $11,000 of which none was included in interest income.

Other Loans of Concern. At March 31, 2000, there were loans totaling $4.5 million not included in the table above where known information about possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of eight one- to four-family residential real estate loans totaling $444,000, one commercial real estate loan totaling $917,000, six commercial business loans totaling $807,000, twenty-one consumer loans totaling $220,000, and seventeen agricultural loans totaling $2.1 million. At September 30, 1999, other loans of concern totaled $3.9 million.

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

On the basis of management's review of its loans and other assets, at March 31,2000, the Company had classified a total of $4.7 million of its assets as substandard, $470,000 as doubtful and none as loss as compared to classifications at September 30, 1999 of $5.9 million substandard, $142,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to historically low commodity prices. Price levels for grain crops and livestock have generally been depressed since mid-1998, although livestock prices have improved in recent months. Grain crop prices remain at historically low levels and are not expected to increase significantly in the near term. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices could result in weakness in the agricultural loan portfolio that could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At March 31, 2000, the Company has established an allowance for loan losses totaling $3.2 million. The allowance represents approximately 567% of the total non-performing loans at March 31, 2000 as compared to 138% at September 30, 1999.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                              (In Thousands)
     Balance, September 30, 1999                                  $ 3,093
           Charge-offs                                              (556)
           Recoveries                                                  77
           Additions charged to operations                            595
                                                                  -------

     Balance, March 31, 2000                                      $ 3,209
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

RESULTS OF OPERATIONS

General. For the three months ended March 31, 2000, the Company recorded net income of $761,000 compared to net income of $760,000 for the same period in 1999. Net income for the three-month period reflects increases in net interest income and noninterest expense and decreases in provision for loan losses and noninterest income as compared to the 1999 period. For the six months ended March 31, 2000, net income was $1,525,000 compared to $1,668,000 for the same period in 1999. The decrease in net income for the six-month period reflects a decrease in noninterest income and an increase in noninterest expense, which were partially offset by an increase in net interest income.

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2000 increased by $960,000, or 11.2%, to $9,545,000, compared to $8,585,000 during the same period in 1999. For the six months ended March 31, 2000, interest and dividend income increased $1,604,000, or 9.2%, to $18,950,000 from $17,346,000 for the same period in 1999. The increase for both periods was due primarily to higher interest earning asset balances during the 2000 periods as compared to the previous year as a result of increased purchases of securities available for sale and the increased origination and purchase of loans.

Interest Expense. Total interest expense for the three months ended March 31, 2000 increased by $519,000, or 9.5%, to $5,992,000 from $5,473,000 during the same period in 1999. For the six months ended March 31, 2000, interest expense increased $1,088,000, or 10.1%, to $11,903,000 from $10,815,000 for the same period in 1999. The increase in interest expense for both periods reflects a higher average balance in deposit accounts during the 2000 period due to internal growth of the deposit portfolio. In addition, the increase reflects an increase in borrowings from the Federal Home Loan Bank used to fund the purchase of securities available for sale and the origination and purchase of loans.

Net Interest Income. Net interest income increased by $441,000, or 14.2%, to $3,553,000 for the three months ended March 31, 2000 from $3,112,000 for the same period in 1999. For the six months ended March 31, 2000, net interest income increased $516,000, or 7.9%, to $7,047,000 from $6,531,000 for the same period in 1999. The increase in net interest income for both periods was due to the overall increase in net interest earning assets between the comparable periods and was due to an increase in the spread between interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. For the three-month and six-month periods ended March 31, 2000, the provision for loan losses was $270,000 and $595,000, respectively. For the comparable periods in 1999, the provision for loan losses was $358,000 and $601,000, respectively. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against currently anticipated losses from the loan portfolio.

Noninterest Income. Noninterest income decreased by $330,000, or 51.1%, to $316,000 for the three months ended March 31, 2000, from $646,000 for the same period in 1999. For the six months ended March 31, 2000, noninterest income decreased $365,000, or 33.4%, to $729,000 from $1,094,000 for the same period in 1999. The decrease for both periods reflects a reduction in realized gains on the sale of securities available for sale and a reduction in the collection of fees from the origination, purchase and prepayment of loans.

Noninterest Expense. Noninterest expense increased $246,000, or 11.6%, to $2,375,000 for the three months ended March 31, 2000, from $2,129,000 for the same period in 1999. For the six months ended March 31, 2000, noninterest expense increased $422,000, or 10.0%, to $4,658,000 from $4,236,000 for the same period in 1999. The increase in noninterest expense for both periods reflects an increase in employee compensation and benefits expense due primarily to the addition of personnel and the enhancement of expertise in existing positions to support current and anticipated growth of the Company. In addition, increases in occupancy and equipment expense and data processing expense reflects the Company's on-going efforts to maintain and enhance its technology systems for the efficient delivery of products and customer service.

Income Tax Expense. Income tax expense was $464,000 for the three months ended March 31, 2000 as compared to $513,000 for the same period in 1999. For the six months ended March 31, 2000, income tax expense was $997,000 as compared to $1,121,000 in 1999. The decrease for both periods reflects the decrease in the level of taxable income between the comparable periods.

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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at March 31, 2000 and September 30, 1999, were 9.5% and 9.1%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2000, the Company had commitments to originate and purchase loans totaling $24.7 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at March 31, 2000 which, at that date, exceeded the capital adequacy requirements:

                                                                                              Minimum Requirement To Be
                                                                                               Well Capitalized Under
                                                                 Minimum Requirement For       Prompt Corrective Action
                                                Actual          Capital Adequacy Purposes             Provisions
At March 31, 2000                          Amount      Ratio        Amount        Ratio           Amount         Ratio
-----------------                          ------      -----        ------        -----           ------         -----
(Dollars in Thousands)
Total Capital (to risk weighted
assets)                                   $35,145       11.7%       $24,090         8.0%           $30,113        10.0%
Tier 1 (Core) Capital (to risk
weighted assets)                          $32,155       10.7%       $12,045         4.0%           $18,068         6.0%
Tier 1 (Core) Capital (to
adjusted total assets)                    $32,155        6.9%       $18,527         4.0%           $23,159         5.0%
Tier 1 (Core) Capital (to
average assets)                           $32,155        6.9%       $18,518         4.0%           $23,148         5.0%

Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at March 31, 2000 which, at that date, exceeded the capital adequacy requirements:

                                                                                              Minimum Requirement To Be
                                                                                               Well Capitalized Under
                                                                 Minimum Requirement For       Prompt Corrective Action
                                                Actual          Capital Adequacy Purposes             Provisions
At March 31, 2000                          Amount      Ratio        Amount        Ratio            Amount        Ratio
-----------------                          ------      -----        ------        -----            ------        -----
(Dollars in Thousands)
Total Capital (to risk weighted
assets)                                    $3,990       14.1%        $2,256         8.0%            $2,820        10.0%
Tier 1 Capital (to risk
weighted assets)                           $3,741       13.3%        $1,128         4.0%            $1,692         6.0%
Tier 1 Capital (to average
assets)                                    $3,741        8.7%        $1,719         4.0%            $2,149         5.0%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2000, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are generally influenced by the level of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

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

Net Portfolio Value The Company uses a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. Management of the Company's assets and liabilities is performed within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV that is acceptable given certain interest rate changes.

Presented below, as of March 31, 2000, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is more sensitive to increasing rate changes than declining rates. This occurs primarily because, as rates rise, the market value of the Company's fixed-rate loans and mortgage-backed securities declines due both to the interest rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans and mortgage-backed securities because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling interest rate scenarios.

                                                         At March 31, 2000      At September 30, 1999
       Change in Interest Rates    Board Limit      ----------------------     -----------------------
             (Basis Points)         % Change        $ Change      % Change      $ Change      % Change
             --------------         --------        --------      --------      --------      --------
                 +200 bp               (40)%        $ (9,986)       (24)%       $(10,919)      (25)%
                 +100 bp               (25)           (4,650)       (11)          (5,200)      (12)
                    0 bp                                -           -
                                         -                                                        -
                 -100 bp               (10)             3,594         9             4,441       10
                 -200 bp               (15)             4,040        10             5,095       12

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


                                     FIRST MIDWEST FINANCIAL, INC.



Date:   May 12, 2000            By:  /s/ James S. Haahr
      ---------------                ------------------
                                     James S. Haahr, Chairman of the Board,
                                     President and Chief Executive Officer



Date:   May 12, 2000            By:  /s/ Donald J. Winchell
      ---------------                ----------------------
                                     Donald J. Winchell, Senior Vice President,
                                     Treasurer and Chief Financial Officer