Form 10-Q
period 2000-06-30
FIRST MIDWEST FINANCIAL INC
filed 2000-08-11
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                      Fifth at Erie, Storm Lake, Iowa 50588
                    (Address of principal executive offices)

                                 (712) 732-4117
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:                                 Outstanding at August 10, 2000:
Common Stock, $.01 par value                    2,431,574 Common Shares

Transitional Small Business Disclosure Format:       Yes  [ ]    No [X]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                     Page No.
                                                                                                     --------
Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets

                    at June 30, 2000 and September 30, 1999                                               3

                  Consolidated Statements of Income for the
                    Three Months and Nine Months Ended June 30, 2000 and 1999                             4

                  Consolidated Statements of Comprehensive Income (Loss)
                    for the Three Months and Nine Months Ended June 30, 2000 and 1999                     5

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Nine Months Ended June 30, 2000                                        6

                  Consolidated Statements of Cash Flows for the
                    Nine Months Ended June 30, 2000 and 1999                                              7

                  Notes to Consolidated Financial Statements                                              8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                  10

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk                              18


Part II.  Other Information                                                                              20
---------------------------


      Signatures                                                                                         21
      ----------

Part I.   Financial Information
Part II.  Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                             June 30, 2000          September 30, 1999
                                                                             -------------          ------------------
Assets
Cash and due from banks                                                   $          994,106      $           1,165,895
Interest-bearing deposits in other financial institutions-
   short-term (cost approximates market value)                                     6,941,922                  4,208,016
                                                                          -------------------     ----------------------
      Total cash and cash equivalents                                              7,936,028                  5,373,911
Securities available for sale, amortized cost
   of $157,853,223 and $182,503,668                                              151,670,459                178,489,030
Loans receivable - net of allowance for loan losses
  of $3,477,073 and $3,092,628                                                   321,178,824                303,078,500
Foreclosed real estate, net                                                          439,228                    142,901
Accrued interest receivable                                                        4,509,618                  5,046,234
Federal Home Loan Bank stock, at cost                                              8,315,100                  8,125,800
Premises and equipment, net                                                        5,974,074                  4,770,056
Excess of cost over net assets acquired                                            3,859,184                  4,132,883
Other assets                                                                       2,937,467                  2,053,437
                                                                          -------------------     ----------------------

         Total Assets                                                     $      506,819,982      $         511,212,752
                                                                          ===================     ======================

Liabilities and Shareholders' Equity
                      Liabilities
Deposits                                                                  $      313,264,681      $         304,779,921
Advances from Federal Home Loan Bank                                             147,654,837                161,348,071
Securities sold under agreements to repurchase                                     4,920,423                  3,020,951
Advances from borrowers for taxes and insurance                                      528,823                    422,593
Accrued interest payable                                                             855,496                    875,365
Other liabilities                                                                  1,052,708                    995,103
                                                                          -------------------     ----------------------

         Total Liabilities                                                       468,276,968                471,442,004
                                                                          -------------------     ----------------------

                 Shareholders' Equity
                 --------------------
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                                  --                         --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,431,574 shares outstanding
   at June 30, 2000; 2,957,999 shares issued and
   2,507,073 shares outstanding at September 30, 1999                                 29,580                     29,580
Additional paid-in capital                                                        20,964,068                 21,305,937
Retained earnings - substantially restricted                                      30,272,341                 29,352,943
Accumulated other comprehensive income (loss), net of tax
   benefit of $2,298,011 at June 30, 2000 and $1,494,005
   at September 30, 1999                                                          (3,884,753)                (2,520,633)
Unearned Employee Stock Ownership Plan shares                                        (17,125)                  (167,200)
Treasury stock, 526,425 and 450,926 common shares, at cost                        (8,821,097)                (8,229,879)
                                                                          -------------------     ----------------------

         Total Shareholders' Equity                                               38,543,014                 39,770,748
                                                                          -------------------     ----------------------

         Total Liabilities and Shareholders' Equity                       $      506,819,982      $         511,212,752
                                                                          ===================     ======================

The accompanying notes are an integral part of these financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)


                                                                            Three Months Ended               Nine Months Ended
                                                                                June 30,                         June 30,
                                                                         2000            1999              2000            1999
                                                                     -------------   -------------    ------------     ------------
Interest and Dividend Income:
       Loans receivable                                               $ 6,580,011      $5,913,291     $ 19,283,926      $17,693,394
       Securities available for sale                                    2,952,330       2,801,778        8,933,329        8,155,891
       Dividends on Federal Home Loan Bank stock                          139,742         127,834          404,626          340,000
                                                                      -----------      ----------     ------------      -----------

             Total interest and dividend income                         9,672,083       8,842,903       28,621,881       26,189,285

Interest Expense:
       Deposits                                                         3,910,112       3,648,012       11,420,692       10,847,737
       FHLB advances and other borrowings                               2,354,061       1,929,843        6,746,775        5,545,212
                                                                      -----------      ----------     ------------      -----------

             Total interest expense                                     6,264,173       5,577,855       18,167,467       16,392,949
                                                                      -----------      ----------     ------------      -----------

Net interest income                                                     3,407,910       3,265,048       10,454,414        9,796,336

Provision for loan losses                                                 400,000         299,000          995,000          900,000
                                                                      -----------      ----------     ------------      -----------

Net interest income after provision for loan losses                     3,007,910       2,966,048        9,459,414        8,896,336

Noninterest income:
       Loan fees and deposit service charges                              370,991         315,231          951,318        1,010,448
       Gain (loss) on sales of securities available for sale, net      (1,017,524)         37,500       (1,022,524)         331,256
       Gain (loss) on sales of foreclosed real estate, net                  2,257          17,476          (11,633)          19,226
       Brokerage commissions                                               24,684          26,005           94,352           57,393
       Other income                                                        24,606          52,464          122,843          124,816
                                                                      -----------      ----------     ------------      -----------

             Total noninterest income                                    (594,986)        448,676          134,356        1,543,139

Noninterest expense:
       Employee compensation and benefits                               1,483,518       1,248,980        4,317,318        3,730,730
       Occupancy and equipment expense                                    301,009         281,686          926,305          857,111
       Federal deposit insurance premium                                   16,503          41,310           73,779          116,095
       Data processing expense                                            107,762          97,231          321,996          284,337
       Other expense                                                      438,200         471,237        1,365,735        1,388,122
                                                                      -----------      ----------     ------------      -----------

             Total noninterest expense                                  2,346,992       2,140,444        7,005,133        6,376,395
                                                                      -----------      ----------     ------------      -----------

Income before income taxes and extraordinary item                          65,932       1,274,280        2,588,637        4,063,080

Income tax expense                                                         63,877         517,607        1,061,155        1,638,390
                                                                      -----------      ----------     ------------      -----------

Income before extraordinary item                                            2,055         756,673        1,527,482        2,424,690

Extraordinary item, net of income taxes                                   351,995              --          351,995               --
                                                                      -----------      ----------     ------------      -----------

Net income                                                            $   354,050      $  756,673     $  1,879,477      $ 2,424,690
                                                                      ===========      ==========     ============      ===========

Earnings per common share (Basic):
       Income before extraordinary item                               $        --      $     0.31     $       0.62      $      0.98
       Extraordinary item, net of income taxes                               0.15              --             0.14               --
                                                                      -----------      ----------     ------------      -----------
       Net income                                                     $      0.15      $     0.31     $       0.76      $      0.98
                                                                      ===========      ==========     ============      ===========

Earnings per common share (Diluted):
       Income before extraordinary item                               $        --      $     0.30     $       0.61      $      0.95
       Extraordinary item, net of income taxes                               0.14              --             0.14               --
                                                                      -----------      ----------     ------------      -----------
       Net income                                                     $      0.14      $     0.30     $       0.75      $      0.95
                                                                      ===========      ==========     ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)



                                                                     Three Months Ended                    Nine Months Ended
                                                                         June 30,                               June 30,
                                                                  2000              1999                  2000            1999
                                                              -------------    -------------         ------------     ------------
Net income                                                      $  354,000       $   756,673        $ 1,879,477        $2,424,690
Other comprehensive income (loss):
         Net change in net unrealized gains and losses on
           securities available for sale                         1,014,619        (2,881,711)        (2,168,126)        (4,163,863)
         Deferred income tax expense (benefit)                     379,693        (1,072,344)          (804,006)        (1,549,487)
                                                                ----------       -----------        -----------        -----------

         Total other comprehensive income (loss)                   634,926        (1,809,367)        (1,364,120)        (2,614,376)
                                                                ----------       -----------        -----------        -----------

Total comprehensive income (loss)                               $  988,976       $(1,052,694)       $   515,357        $  (189,686)
                                                                ==========       ===========        ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Nine Months Ended June 30, 2000

                                                                                                                    Unearned
                                                                                                  Accumulated       Employee
                                                                                                     Other           Stock
                                                                 Additional                      Comprehensive      Ownership
                                                 Common           Paid-In         Retained       Income (Loss),       Plan
                                                 Stock            Capital         Earnings         Net of Tax        Shares
                                             -------------     -------------    -------------    ------------      -------------
Balance at September 30, 1999                    $29,580     $ 21,305,937      $ 29,352,943      $(2,520,633)     $(167,200)

22,500 common shares committed to be
  released under the ESOP                             --          100,523                --               --        150,075

Cash dividends declared on common
  stock ($0.39 per share)                             --               --          (960,079)              --             --

Purchase of 129,999 common shares of
  treasury stock                                      --               --                --               --             --

Issuance of 54,500 common shares from
  treasury stock due to exercise of stock
  options, net of tax benefit                         --         (467,372)               --               --             --

Amortization of management recognition
  and retention plan common shares and
  tax benefits of restricted stock under the
  plans                                               --           24,980                --               --             --

Net change in net unrealized losses on
  securities available for sale, net of
  income tax benefit of $804,006                      --               --                --       (1,364,120)            --

Net income for the nine months ended
  June 30, 2000                                       --               --         1,879,477               --             --
                                                 -------     ------------      ------------      -----------      ---------

Balance at June 30, 2000                         $29,580     $ 20,964,068      $ 30,272,341      $(3,884,753)     $ (17,125)
                                                 =======     ============      ============      ===========      =========


                                                                    Total
                                                Treasury        Shareholders'
                                                  Stock            Equity
                                              -------------     -------------
Balance at September 30, 1999                  $(8,229,879)     $ 39,770,748

22,500 common shares committed to be
  released under the ESOP                               --           250,598

Cash dividends declared on common
  stock ($0.39 per share)                               --          (960,079)

Purchase of 129,999 common shares of
  treasury stock                                (1,478,507)       (1,478,507)

Issuance of 54,500 common shares from
  treasury stock due to exercise of stock
  options, net of tax benefit                      887,289           419,917

Amortization of management recognition
  and retention plan common shares and
  tax benefits of restricted stock under the
  plans                                                 --            24,980

Net change in net unrealized losses on
  securities available for sale, net of
  income tax benefit of $804,006                        --        (1,364,120)

Net income for the nine months ended
  June 30, 2000                                         --         1,879,477
                                               -----------      ------------

Balance at June 30, 2000                       $(8,821,097)     $ 38,543,014
                                               ===========      ============



The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                        Nine Months Ended June 30,
                                                                                        2000                  1999
                                                                                   ---------------       ---------------
Cash flows from operating activities:

     Net income                                                                  $      1,879,477      $      2,424,690
     Adjustments to reconcile net income to net cash from operating activities:
        Depreciation, amoritization and accretion, net                                  1,226,829             1,214,592
        Provision for loan losses                                                         995,000               900,000
        (Gain) loss on sales of securities available for sale, net                      1,022,524             (331,255)
        (Gain) loss on sales of foreclosed real estate, net                                11,633               (19,226)
        Gain on transfer of FHLB advances                                                (560,595)                   --
        Proceeds from sales of loans held for sale                                        984,493             1,270,000
        Originations of loans held for sale                                              (984,493)           (1,270,000)
        Net change in accrued interest receivable                                         536,616               767,921
        Net change in other assets                                                        (79,990)              322,035
        Net change in accrued interest payable                                            (19,869)              (72,859)
        Net change in accrued expenses and other liabilities                              114,187               713,107
                                                                                 -----------------     -----------------
              Net cash from operating activities                                        5,125,812             5,919,005

Cash flows from investing activities:
     Purchase of securities available for sale                                           (515,000)         (119,596,371)
     Purchase of Federal Home Loan Bank stock                                            (189,300)           (2,392,500)
     Proceeds from sales of securities available for sale                              15,902,772            22,389,246
     Proceeds from maturities and principal repayments of
       securities available for sale                                                    7,949,546            35,756,637
     Net change in loans receivable                                                    26,420,693            23,002,985
     Loans purchased                                                                  (46,366,748)          (45,072,050)
     Proceeds from sales of foreclosed real estate                                        473,976             1,315,606
     Purchase of premises and equipment, net                                           (1,522,205)             (559,727)
                                                                                 -----------------     -----------------
              Net cash from investing activities                                        2,153,734           (85,156,174)

Cash flows from financing activities:
     Net change in noninterest-bearing demand, savings, NOW, and
       money market demand deposits                                                    (2,336,605)           18,555,055
     Net change in other time deposits                                                 10,821,365             4,705,333
     Proceeds from advances from Federal Home Loan Bank                               678,170,595           225,100,000
     Repayments of advances from Federal Home Loan Bank                              (691,303,235)         (167,462,901)
     Net change in securities sold under agreements to repurchase                       1,899,472               247,108
     Net change in other borrowings                                                             -              (550,000)
     Net change in advances from borrowers for taxes and insurance                        106,230               101,259
     Cash dividends paid                                                                 (960,079)             (977,840)
     Proceeds from the exercise of stock options                                          363,335               169,842
     Purchase of treasury stock                                                        (1,478,507)           (1,187,000)
                                                                                 -----------------     -----------------
              Net cash from financing activities                                       (4,717,429)           78,700,856
                                                                                 -----------------     -----------------

Net change in cash and cash equivalents                                                 2,562,117              (536,313)

Cash and cash equivalents at beginning of period                                        5,373,911             6,727,444
                                                                                 -----------------     -----------------

Cash and cash equivalents at end of period                                       $      7,936,028      $      6,191,131
                                                                                 =================     =================

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
        Interest                                                                 $     18,187,336      $     16,465,808
        Income taxes                                                                    1,560,001             1,370,861

Supplemental schedule of non-cash investing and financing activities:
     Loans transferred to foreclosed real estate                                 $        781,935      $        302,054


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

         A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and nine months ended June 30, 2000 and 1999 is presented below.


                                                        Three Months Ended                 Nine Months Ended
                                                             June 30,                           June 30,
                                                             --------                           --------
                                                       2000             1999               2000          1999
                                                       ----             ----               ----          ----
         Basic Earnings Per Common Share:
          Numerator:
            Net Income                              $ 354,050        $ 756,673       $1,879,477       $2,424,690
                                                    =========        =========       ==========       ==========
          Denominator:
            Weighted average common
                shares outstanding                  2,431,574        2,511,076        2,475,995        2,514,391
            Less: Weighted average
                unallocated ESOP shares               (7,580)         (37,580)         (15,108)         (45,108)
                                                    ---------       ----------       ----------       ----------
            Weighted average common shares
                outstanding for basic earnings
                per share                           2,423,994        2,473,496        2,460,887        2,469,283
                                                    =========        =========        =========        =========

            Basic earnings per common share            $ 0.15           $ 0.31           $ 0.76           $ 0.98
                                                       ======           ======           ======           ======


                                                                  Three Months Ended                Nine Months Ended
                                                                        June 30,                        June 30,
                                                                       ---------                        ---------
                                                                 2000             1999             2000            1999
                                                                 ----             ----             ----            ----
         Diluted Earnings Per Common Share:
           Numerator:
            Net Income                                        $ 354,050        $ 756,673       $1,879,477       $2,424,690
                                                              =========        =========       ==========       ==========
           Denominator:
            Weighted average common
                shares outstanding for basic
                earnings per common share                     2,423,994        2,473,496        2,460,887        2,469,283
            Add: Dilutive effects of assumed
                exercises of stock options and
                nonvested MRRP shares, net of
                tax benefits                                     32,942           75,094           46,761           77,701
                                                            -----------      -----------      -----------     ------------
            Weighted average common and
                dilutive potential common
                shares outstanding                            2,456,936        2,548,590        2,507,648        2,546,984
                                                              =========        =========        =========        =========

                Diluted earnings per common share                $ 0.14           $ 0.30           $ 0.75           $ 0.95
                                                                 ======           ======           ======           ======


3.       COMMITMENTS

         At June 30, 2000 and September 30, 1999, the Company had outstanding commitments to originate and purchase loans totaling $14.9 million and $33.2 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2000, compared to September 30, 1999, and the consolidated results of operations for the three months and nine months ended June 30, 2000, compared to the same period in 1999. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 1999.

FINANCIAL CONDITION

Total assets decreased by $4.4 million, or 0.86%, from $511.2 million at September 30, 1999, to $506.8 million at June 30, 2000. The decrease was attributable to a decrease in the Company's portfolio of securities available for sale, which declined by $26.8 million, as a result of repayments on mortgage-backed securities and the sale of securities in a restructuring of the balance sheet. Proceeds from the repayments and sales of securities were used to repay Federal Home Loan Bank (FHLB) borrowings, which declined $13.7 million, and to fund an $18.1 million increase in net loans receivable. During the period, the deposit portfolio increased by $8.5 million.

Cash and cash equivalents increased $2.5 million, or 47.7%, to $7.9 million at June 30, 2000, from $5.4 million at September 30, 1999. The increase was primarily due to a temporary increase in in-transit deposit items at resulting from a high level of customer deposit activity at period end. Subsequent to period end, cash and cash equivalent balances have returned to more normal levels.

The portfolio of securities available for sale decreased $26.8 million, or 15.0%, to $151.7 million at June 30, 2000, from $178.5 million at September 30, 1999. The decrease resulted partly from the sale of securities totaling $15.9 million during the period in a restructuring of the balance sheet, which involved the sale of lower yielding securities, the reinvestment of proceeds into higher yielding loans, and the repayment of FHLB borrowings. In addition, the decrease resulted from maturities and principal repayments received on securities during the period and the adjustment of the carrying value of securities available for sale to market value in accordance with SFAS 115.

The portfolio of net loans receivable increased by $18.1 million, or 6.0%, to $321.2 million at June 30, 2000, from $303.1 million at September 30, 1999. The increase was due to a $26.0 million increase in multi-family residential mortgage loans and commercial real estate loans and a $2.0 million increase in consumer loans during the period. This increase was partially offset by a $3.7 million decline in single-family residential mortgage loans, a $2.8 million decrease in commercial business loans, and a $3.0 million decrease in agricultural loans.

Deposit balances increased by $8.5 million, or 2.8%, to $313.3 million at June 30, 2000, from $304.8 million at September 30, 1999. The increase in deposit balances resulted from a $10.8 million increase in certificates of deposit, which was partially offset by decreases in checking accounts, money market accounts and savings accounts in the amounts of $835,000, $349,000 and $1.2 million, respectively. The decline in transactional accounts reflects the transfer of short-term deposits into higher yielding certificates of deposit as interest rates have generally increased during the period. In addition, the reduction in checking accounts results from a seasonal reduction in the balances carried by our agricultural customers.

The balance in advances from the Federal Home Loan Bank of Des Moines decreased by $13.7 million, or 8.5%, to $147.6 million at June 30, 2000 from $161.3 million at September 30, 1999. The decrease in FHLB advances resulted from repayments using funds generated by the sale, maturity and repayment of securities available for sale, and by deposit portfolio growth during the period. During the period, the Company transferred $15.0 million of existing FHLB advances to a third party, which was treated as a repayment of the advances.

Total shareholders' equity decreased $1.2 million, or 3.1%, to $38.5 million at June 30, 2000 from $39.8 million at September 30, 1999. The decrease in shareholders' equity was due to the purchase of treasury stock, an increase in unrealized loss on securities available for sale in accordance with SFAS 115, and the payment of cash dividends to shareholders in an aggregate amount that exceeded net earnings during the period.

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

The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at June 30, 2000. At June 30, 2000, loans delinquent 30 days and over totaled 1.16% of total loans as compared to 1.59% at September 30, 1999.


                                                                         Loans Delinquent For:
                                   --------------------------------------------------------------------------------------
                                           30-59 Days                   60-89 Days                  90 Days and Over
                                   --------------------------   --------------------------   ----------------------------
                                                     Percent                      Percent                        Percent
                                                        of                           of                             of
                                   Number  Amount    Category   Number   Amount   Category   Number     Amount   Category
                                   ------  ------    --------   ------   ------   --------   ------     ------   --------
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family                   6   $   290      0.27%       2    $   16     0.01%        4     $   195    0.18%
  Commercial and multi-family          3       493      0.49        0         0     0.00         1         450     0.45
  Agricultural real estate             1        37      0.38        0         0     0.00         2         188     1.94
Consumer                              25       135      0.53        7        95     0.37         5          50     0.20
Agricultural operating                11     1,124      4.24        2       182     0.69         3         387     1.46
Commercial business                    3        73      0.27        2        29     0.11         1          26     0.10
                                   ----- ---------              -----  --------              -----     -------
    Total                             49   $ 2,152      0.64%      13    $  322     0.10%       16     $ 1,296     0.39%
                                    ====   =======              =====    ======              =====     =======

At June 30, 2000, commercial and multi-family real estate loans delinquent 30 days and over totaled $943,000, or 0.28% of the total loan portfolio as compared to $1.5 million, or 0.50% of total loans at September 30, 1999. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At June 30, 2000, agricultural operating loans delinquent 30 days and over totaled $1.7 million, or 0.50% of the total loan portfolio as compared to $501,000, or 0.16% of total loans at September 30, 1999. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                             June 30, 2000   September 30, 1999
                                             -------------   ------------------
                                                   (Dollars in Thousands)
Non-accruing loans:
     One-to four family                       $  195                $  613
     Commercial and multi-family                 450                 1,055
     Agricultural real estate                    188                    70
     Consumer                                     50                   140
     Agricultural operating                      387                   285
     Commercial business                          26                    75
                                              ------                ------
       Total non-accruing loans                1,296                 2,238

Accruing loans delinquent 90 days or more         --                    --
                                              ------                ------
       Total non-performing loans              1,296                 2,238

Foreclosed assets:
     One- to four family                          --                    94
     Commercial real estate                      430                    --
     Agricultural real estate                     --                    --
     Consumer                                      9                    24
     Commercial Business                          --                    25
                                              ------                ------
       Total foreclosed assets                   439                   143
     Less: Allowance for losses                   --                    --
                                              ------                ------
       Total foreclosed assets, net              439                   143
                                              ------                ------
Total non-performing assets                   $1,735                $2,381
                                              ======                ======

Total as a percentage of total assets           0.34%                 0.47%
                                              ======                ======

For the three months ended June 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $31,000 of which none was included in interest income.

Other Loans of Concern. At June 30, 2000, there were loans totaling $5.6 million not included in the table above where known information about possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of six one- to four-family residential real estate loans totaling $220,000, one commercial real estate loan totaling $905,000, eight commercial business loans totaling $1.4 million, thirteen consumer loans totaling $135,000, and sixteen agricultural loans totaling $2.9 million. At September 30, 1999, other loans of concern totaled $3.9 million.

Classified Assets. Federal regulations provide for the classification of loans and other assets as "substandard", "doubtful" or "loss", based on the level of weakness determined to be inherent in the collection of the principal and interest. When loans are classified as either substandard or doubtful, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. When assets are classified as loss, the Company is required either to establish a specific allowance for loan losses equal to 100% of that portion of the loan so classified, or to charge-off such amount. The Company's determination as to the classification of its loans and the amount of its valuation allowances are subject to review by its regulatory authorities, whom may require the establishment of additional general or specific loss allowances.

On the basis of management's review of its loans and other assets, at June 30, 2000, the Company had classified a total of $5.9 million of its assets as substandard, $471,000 as doubtful and none as loss as compared to classifications at September 30, 1999 of $5.9 million substandard, $142,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to growing conditions and historically low commodity prices. Near drought conditions exist in a limited portion of the Company's agricultural market area, which has the potential to reduce crop yields in these areas. Growing conditions are good in the majority of the Company's agricultural market area and normal or better yields are expected in these areas. Price levels for grain crops have generally been depressed since mid-1998 and currently remain at historically low levels. Grain crop prices are not expected to increase significantly in the near term. Livestock prices have improved in recent months and are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio that may create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At June 30, 2000, the Company has established an allowance for loan losses totaling $3.5 million. The allowance represents approximately 268% of the total non-performing loans at June 30, 2000 as compared to 138% at September 30, 1999.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                      (In Thousands)
     Balance, September 30, 1999                             $ 3,093
           Charge-offs                                         (730)
           Recoveries                                            119
           Additions charged to operations                       995
                                                             -------

     Balance, June 30, 2000                                  $ 3,477
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

RESULTS OF OPERATIONS

General. For the three months ended June 30, 2000, the Company recorded net income of $354,000 compared to net income of $757,000 for the same period in 1999. For the nine months ended June 30, 2000, net income was $1,879,000 compared to $2,425,000 for the same period in 1999. For both periods, the reduction in net income was primarily due to the loss on sale of securities available for sale, net of gains on the transfer of FHLB advances, incurred during the quarter ended June 30, 2000 in a restructuring of the balance sheet. In addition, net income was reduced by the recognition of a permanent decline in market value on certain securities available for sale. Net income for the nine-month period in 1999 was enhanced by the recognition of a net gain on sales of securities available for sale.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2000 increased by $829,000, or 9.4%, to $9,672,000, compared to $8,843,000 during the same period in 1999. For the nine months ended June 30, 2000, interest and dividend income increased $2,433,000, or 9.3%, to $28,622,000 from $26,189,000 for the same period in 1999. The increase for both periods was primarily due to higher balances in interest earning assets during the 2000 periods compared to the previous year as a result of increased purchases of securities available for sale and the increased origination and purchase of loans. To a lesser extent, interest income increased during the periods in 2000 due to an overall increase in the yield on interest earning assets as the general level of interest rates increased compared to the previous year.

Interest Expense. Total interest expense for the three months ended June 30, 2000 increased by $686,000, or 12.3%, to $6,264,000 from $5,578,000 during the same period in 1999. For the nine months ended June 30, 2000, interest expense increased $1,774,000, or 10.8%, to $18,167,000 from $16,393,000 for the same period in 1999. The increase in interest expense for both periods reflects a higher average balance in deposit accounts during the 2000 period due to internal growth of the deposit portfolio. In addition, the increase reflects an increase in borrowings from the Federal Home Loan Bank used to fund the purchase of securities available for sale and the origination and purchase of loans.

Net Interest Income. Net interest income increased by $143,000, or 4.4%, to $3,408,000 for the three months ended June 30, 2000 from $3,265,000 for the same period in 1999. For the nine months ended June 30, 2000, net interest income increased $658,000, or 6.7%, to $10,454,000 from $9,796,000 for the same period in 1999. The increase in net interest income for both periods was due to the overall increase in net interest earning assets between the comparable periods. In addition, for the nine-month period, the increase in net interest income was due to an increase in the spread between interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. For the three-month and nine-month periods ended June 30, 2000, the provision for loan losses was $400,000 and $995,000, respectively. For the comparable periods in 1999, the provision for loan losses was $299,000 and $900,000, respectively. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against currently anticipated losses from the loan portfolio.

Noninterest Income. Noninterest income for the three months ended June 30, 2000 reflects a net loss of $595,000. This compares to noninterest income of $449,000 for the same period in 1999. Noninterest income for the nine months ended June 30, 2000 was $134,000 as compared to $1,543,000 for the same period in 1999. The reduction in noninterest income for both periods is primarily due to the loss on sale of securities available for sale in the amount of $1,018,000. The loss was incurred during the quarter ended June 30, 2000 primarily as the result of a restructuring of the balance sheet that involved the sale of lower yielding securities, the reinvestment of part of the proceeds into higher yielding loans, and the repayment of some borrowings. The loss on sale of securities also includes the recognition of a permanent decline in market value on certain securities available for sale during the quarter ended June 30, 2000.
Noninterest income for the nine-month period in 1999 was enhanced by the recognition of a gain on the sale of securities available for sale totaling $331,000.

Noninterest Expense. Noninterest expense increased $207,000, or 9.7%, to $2,347,000 for the three months ended June 30, 2000, from $2,140,000 for the same period in 1999. For the nine months ended June 30, 2000, noninterest expense increased $629,000, or 9.9%, to $7,005,000 from $6,376,000 for the same period in 1999. The increase in noninterest expense for both periods reflects an increase in employee compensation and benefits expense due primarily to the addition of personnel and the enhancement of expertise in existing positions to support current and anticipated growth of the Company. In addition, increases in occupancy and equipment expense and data processing expense reflects the Company's on-going effort to maintain and enhance its technology systems for the efficient delivery of products and customer service.

Income Tax Expense. Income tax expense was $64,000 for the three months ended June 30, 2000 as compared to $518,000 for the same period in 1999. For the nine months ended June 30, 2000, income tax expense was $1,061,000 as compared to $1,638,000 in 1999. The decrease for both periods reflects the decrease in the level of taxable income between the comparable periods.

Extraordinary Item. During the three months ended June 30, 2000, the Company recognized a gain on the transfer of FHLB advances totaling $352,000, net of related income taxes. The transfer of FHLB advances was in conjunction with a restructuring of the balance sheet wherein lower yielding securities were sold with the proceeds reinvested in higher yielding loans and used to repay borrowings.

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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at June 30, 2000 and September 30, 1999, were 9.2% and 9.1%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2000, the Company had commitments to originate and purchase loans totaling $14.9 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth First Federal's actual capital and required capital amounts and ratios at June 30, 2000 which, at that date, exceeded the capital adequacy requirements:



                                                                      Minimum                Minimum Requirement
                                                                   Requirement For         To Be Well Capitalized
                                                                  Capital Adequacy         Under Prompt Corrective
                                             Actual                   Purposes                Action Provisions
At June 30, 2000                      Amount       Ratio        Amount        Ratio          Amount          Ratio
----------------                      ------       -----        ------        -----          ------          -----
     (Dollars in Thousands)
Total Capital (to risk weighted
assets)                              $35,519       11.7%       $24,188         8.0%           $30,235        10.0%
Tier 1 (Core) Capital (to risk
weighted assets)                     $32,280       10.7%       $12,094         4.0%           $18,141         6.0%
Tier 1 (Core) Capital (to
adjusted total assets)               $32,280        7.0%       $18,328         4.0%           $22,911         5.0%
Tier 1 (Core) Capital (to
average assets)                      $32,280        7.0%       $18,518         4.0%           $23,148         5.0%

Regulations require Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth Security's actual capital and required capital amounts and ratios at June 30, 2000 which, at that date, exceeded the capital adequacy requirements:

                                                                      Minimum                Minimum Requirement
                                                                   Requirement For         To Be Well Capitalized
                                                                  Capital Adequacy         Under Prompt Corrective
                                             Actual                   Purposes                Action Provisions
At June 30, 2000                      Amount       Ratio        Amount        Ratio          Amount          Ratio
----------------                      ------       -----        ------        -----          ------          -----
     (Dollars in Thousands)
Total Capital (to risk weighted
assets)                              $4,049        13.1%        $2,475         8.0%           $3,094         10.0%
Tier 1 Capital (to risk
weighted assets)                     $3,788        12.2%        $1,237         4.0%           $1,856          6.0%
Tier 1 Capital (to average
assets)                              $3,788         8.7%        $1,745         4.0%           $2,181          5.0%


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 2000, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

The Company currently focuses lending efforts toward originating and purchasing competitively priced adjustable-rate loan products and fixed-rate loan products with relatively short terms to maturity. This allows the Company to maintain a portfolio of loans that will be sensitive to changes in the level of interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans.

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

Presented below, as of June 30, 2000, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is more sensitive to increasing rate changes than declining rates. This occurs primarily because, as rates rise, the market value of the Company's fixed-rate loans and mortgage-backed securities declines due both to the interest rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans and mortgage-backed securities because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling interest rate scenarios.

                                                            At June 30, 2000          At September 30, 1999
         Change in Interest Rates     Board Limit          -----------------          ---------------------
             (Basis Points)           % Change         $ Change      % Change        $ Change        % Change
             --------------           --------         --------      --------        --------        --------
                                                                      (Dollars in Thousands)
                 +200 bp                 (40)%        $ (7,438)        (19)%         $(10,919)           (25)%
                 +100 bp                 (25)           (3,459)         (9)            (5,200)           (12)
                    0 bp                  --                --          --                 --             --
                 -100 bp                 (10)            2,872           7              4,441             10
                 -200 bp                 (15)            3,017           8              5,095             12


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

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 6.       Exhibits and Reports on Form 8-K

             (a)  Exhibits:                  None

             (b)  Reports on Form 8-K:

                  First Midwest Financial, Inc. filed Form 8-K dated May 22, 2000 to report a change in the Company's independent accountants. Form 8-K/A, also dated May 22, 2000, was subsequently filed to amend the previously filed Form 8-K.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST MIDWEST FINANCIAL, INC.



Date:   August 11, 2000        By:    /s/ James S. Haahr
      ------------------              ------------------------------------------
                                      James S. Haahr, Chairman of the Board,
                                        President and Chief Executive Officer



Date:   August 11, 2000        By:    /s/ Donald J. Winchell
      ------------------              ------------------------------------------
                                      Donald J. Winchell, Senior Vice President,
                                        Treasurer and Chief Financial Officer