Form 10-K
period 2000-09-30
FIRST MIDWEST FINANCIAL INC
filed 2000-12-28
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended September 30, 2000

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  Registrant's revenues for the most recent fiscal year ended were $39.0 million.

                  As of December 21, 2000, the Registrant had issued and outstanding 2,429,727 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of December 21, 2000, was $19.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K -- Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2000. PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during January 2001.

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

                  First Federal and Security (collectively, the "Banks") are the only direct, active subsidiaries of First Midwest. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through its subsidiary Banks, provides a full range of financial services. The principal business of First Federal historically has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in First Federal's market area. Recently, First Federal's lending activities have expanded to include an increased emphasis on originations and purchases of commercial and multi-family real estate loans, generally from outside First Federal's market area. The principal business of Security has been and continues to be attracting retail deposits from the general public and investing those funds in agricultural real estate and operating loans and, to a lesser extent, one- to four-family residential, commercial business and consumer loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. At September 30, 2000, the Company had total assets of $505.6 million, deposits of $318.7 million, and shareholders' equity of $40.0 million.

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

Market Area

                  First Federal  Savings Bank of the Midwest has four divisions:
First Federal Savings Bank Storm Lake, Brookings Federal Bank, Iowa Savings Bank and First Federal Savings Bank Sioux Falls. First Federal's headquarters is located on the corner of Fifth and Erie streets in Storm Lake, Iowa. First Federal Storm Lake operates a total of six branch offices in Storm Lake, Lake View, Laurens, Manson, Odebolt and Sac City, Iowa. Brookings Federal Bank operates two facilities in Brookings, South Dakota. Iowa Savings Bank has bank facilities in Des Moines and West Des Moines, Iowa. A third Iowa Savings Bank office, its new main office, is planned for construction in Urbandale, Iowa. First Federal Sioux Falls has opened a temporary facility while construction is underway for its permanent building.

                  Security State Bank operates its business through three full-service offices in Casey, Menlo and Stuart, Iowa.

                  The Company's primary market area includes the Iowa counties of Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac, and the South Dakota counties of Brookings, Lincoln and Minnehaha.

                  Storm Lake is located in northwest Iowa approximately 150 miles northwest of Des Moines and 200 miles south of Minneapolis in Buena Vista County. Like much of the State of Iowa, Storm Lake and the surrounding market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista County Hospital, IBP, Inc., Bil Mar Foods of Iowa, and Buena Vista University. The world's largest electricity-generating wind farm is located in Buena Vista County. This $235 million project, completed in June 1999, provides enough electricity to serve 71,000 average-sized Midwestern households. Storm Lake is also home to Buena Vista University, which currently enrolls 1,256 full-time students at its Storm Lake campus and employs 79 full-time faculty.

                  Brookings is located in east central South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis in Brookings County. The bank's market area encompasses approximately a 30 mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 8,540 students enrolled for the 1999 fall term and employs 504 full- time faculty. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics and Twin City Fan. The Brookings division operates from a main office located in downtown Brookings and one drive-up branch office also located in Brookings.

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

                  Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis. The Sioux Falls market area encompasses Minnehaha and Lincoln counties. The city has ranked number two on the list of national entrepreneurial hot spots in 1999 and was among the top ten cities for new jobs and for new or expanded facilities in 1998 (Cogenetics, Inc. April 1999; Site Selection, 1998). The bank is located at a high-traffic intersection of Minnesota and 33rd in the heart of Sioux Falls. Major employers in the area include Sioux Valley Hospital, Avera McKennan Hospital, John Morrell & Company, Gateway 2000, Midwest Coast Transport, and Hy-Vee Food Stores. Sioux Falls is also home to Augustana College, enrollment 1,774, and The University of Sioux Falls, enrollment 1,107.

                  Security's main office operates in Stuart, which is located in west-central Iowa, approximately 40 miles west of Des Moines on the border of Adair and Guthrie counties. Security's market area is highly dependent on farming and agriculture-related businesses, such as Agri-Drain Corporation, Cardinal Glass, and Rose Acre Farms. In recent years, efforts of the West Central I-80 Development Corporation have resulted in significant development of new service-related businesses in the area, associated with the westward expansion of Des Moines and direct interstate highway access. Seven industrial parks exist in these two counties. This development provides economic diversity to Security's market area.

                  Many of the  Company's  market  areas are highly  dependant on agriculture-related businesses. Agriculture-related businesses in recent years have performed well due to a relatively stable agricultural environment in the Company's market area. The recent decline in grain prices has challenged area grain farmers, however, livestock prices have improved over the past year to help stabilize the agricultural economy. Although there has been minimal effect observed to date, an extended period of low commodity prices could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company's market area.

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

                  While the Company historically has focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates and purchases commercial and multi-family real estate loans and originates consumer, commercial business, residential and commercial construction and agriculturally related loans. The Company originates most of its loans in its primary market area. More recently, the Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on these less traditional lending activities. At September 30, 2000, the Company's net loan portfolio totaled $324.7 million, or 64.2% of the Company's total assets.

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

                  At September 30, 2000, the Company's largest lending relationship to a single borrower or group of related borrowers totaled $6.3 million. The Company had eleven other lending relationships in excess of $3.0 million as of September 30, 2000 with the average outstanding balance of such loans totaling approximately $4.3 million. At September 30, 2000, each of these loans was performing in accordance with its repayment terms.

                  Loan Portfolio Composition. The following table provides information about the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.



                                                                           September 30,
                                       ---------------------------------------------------------------------------------------------
                                            1996                1997             1998                1999              2000
                                       -----------------   ---------------   ----------------  -----------------  ------------------

                                       Amount   Percent    Amount  Percent   Amount   Percent   Amount   Percent  Amount    Percent
                                       ------   -------    ------  -------   ------   -------   ------   -------  ------    -------
Real Estate Loans
 One- to four-family...............  $  78,476    31.6%  $  73,903   27.8% $  85,799    30.5%  $110,317   34.8%  $105,702    31.6%
 Commercial and multi-family.......     85,157    34.2      74,870   28.1     66,845    23.8     85,793    27.1   103,595    31.0
 Agricultural......................     11,068     4.5      11,732    4.4     10,537     3.8      9,874     3.1    10,895     3.3
 Construction or development.......      7,819     3.1      21,264    8.0     32,990    11.7     28,379     9.0    31,301     9.4
                                     ---------   -----   ---------  -----  ---------   -----   --------   -----  --------    ----
     Total real estate loans.......    182,520    73.4     181,769   68.3    196,171    69.8    234,363    74.0   251,493    75.3
                                     ---------   -----   ---------  -----  ---------   -----   --------   -----  --------    ----

Other Loans:
-----------
 Consumer Loans:
  Home equity......................      7,823     3.1      14,007    5.3     15,285     5.4     14,834     4.7    18,144      5.4
  Automobile.......................      5,356     2.2       6,106    2.3      4,445     1.6      3,861     1.3     2,596       .8
  Other (1)........................      7,249     2.9       7,285    2.7      6,509     2.3      4,731     1.4     5,743      1.7
                                     ---------   -----   ---------  -----  ---------   -----   --------   -----  --------    -----
     Total consumer loans..........     20,428     8.2      27,398   10.3     26,239     9.3     23,426     7.4    26,483      7.9
 Agricultural operating............     30,364    12.2      38,650   14.5     37,234    13.2     29,284     9.2    26,810      8.0
 Commercial business...............     15,468     6.2      18,456    6.9     21,587     7.7     29,942     9.4    29,332      8.8
                                     ---------   -----   ---------  -----  ---------   -----   --------   -----    --------  -----
     Total other loans.............     66,260    26.6      84,504   31.7     85,060    30.2     82,652    26.0    82,625     24.7
                                     ---------   -----   ---------  -----  ---------   -----   --------   -----    --------  -----
     Total loans...................    248,780   100.0%    266,273  100.0%   281,231   100.0%   317,015   100.0%  334,118    100.0%
                                                 =====              =====              =====              =====              =====

Less:
----
 Loans in process..................      2,240               8,700             7,738             10,494             5,424
 Deferred fees and discounts.......        650                 553               298                350               401
 Allowance for losses..............      2,356               2,379             2,909              3,093             3,590
                                      --------            --------          --------           --------          --------

 Total loans receivable, net.......   $243,534            $254,641          $270,286           $303,078          $324,703
                                      ========            ========          ========           ========          ========


(1) Consist generally of various types of secured and unsecured consumer loans.

                  The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                 September 30,
                                           -----------------------------------------------------------------------------------------
                                                1996                1997             1998                1999              2000
                                           ----------------    ---------------   ---------------  ----------------  ----------------
                                           Amount   Percent    Amount  Percent   Amount  Percent   Amount  Percent  Amount   Percent
                                           ------   -------    ------  -------   ------   ------   ------  -------  ------   -------
Fixed Rate Loans:
----------------
 Real estate:
  One- to four-family................... $  41,322     16.6%  $  33,369  12.5%  $ 51,235    18.2% $ 52,943   16.7%    50,813   15.2%
  Commercial and multi-family...........    14,036      5.6      11,124   4.2     11,582     4.1    34,326   10.8     35,277   10.6
  Agricultural..........................     4,250      1.7       5,978   2.3      4,982     1.8     5,080    1.6      3,147     .9
  Construction or development...........     2,938      1.2       2,997   1.1      1,829      .7     2,322     .8      4,001    1.2
                                         ---------    -----   --------- -----   --------   -----  --------   ----   --------   ----
     Total fixed-rate real estate loans.    62,546     25.1      53,468  20.1     69,628    24.8    94,671   29.9     93,238   27.9
 Consumer...............................    19,145      7.7      26,100   9.8     24,909     8.8    21,803    6.9     25,066    7.5
  Agricultural operating................    14,998      6.1      16,280   6.1     18,821     6.7    14,896    4.7     10,396    3.1
  Commercial business...................     7,200      2.9      10,462   3.9     15,108     5.4    23,206    7.3     14,215    4.3
                                         ---------    -----   --------- -----   --------   -----  --------   ----   --------   ----
     Total fixed-rate loans.............   103,889     41.8     106,310  39.9    128,466    45.7   154,576   48.8    142,915   42.8
                                         ---------    -----   --------- -----   --------   -----  --------   ----   --------   ----

Adjustable Rate Loans:
---------------------
 Real estate:
  One- to four-family...................    37,154     14.9      40,534  15.2     34,564    12.3    57,374   18.1     54,889   16.4
  Commercial and multi-family...........    71,121     28.6      63,746  23.9     55,263    19.6    51,467   16.2     68,318   20.5
  Agricultural..........................     6,818      2.7       5,754   2.2      5,555     2.0     4,794    1.6      7,748    2.3
  Construction or development...........     4,881      2.0      18,267   6.9     31,161    11.1    26,057    8.2     27,300    8.2
                                         ---------    -----   --------- -----   --------   -----  --------   ----   --------   ----
     Total adjustable-rate real
     estate loans.......................   119,974     48.2     128,301  48.2    126,543    45.0   139,692   44.1    158,255   47.4
 Consumer...............................     1,283       .5       1,298    .5      1,330      .5     1,623     .5      1,417     .4
 Agricultural operating.................    15,366      6.2      22,370   8.4     18,413     6.5    14,388    4.5     16,414    4.9
 Commercial business....................     8,268      3.3       7,994   3.0      6,479     2.3     6,736    2.1     15,117    4.5
                                         ---------    -----   --------- -----   --------   -----  --------   ----   --------   ----
     Total adjustable rate loans........   144,891     58.2     159,963  60.1    152,765    54.3   162,439   51.2    191,203   57.2
                                         ---------    -----   --------- -----   --------   -----  --------   ----   --------   ----
     Total loans........................   248,780    100.0%    266,273 100.0%   281,231   100.0%  317,015  100.0%   334,118  100.0%
                                                      =====             =====              =====            =====             =====

Less:
----
 Loans in process.......................     2,240                8,700            7,738            10,494             5,424
 Deferred fees and discounts............       650                  553              298               350               401
 Allowance for loan losses..............     2,356                2,379            2,909             3,093             3,590
                                          -------              --------         -------           --------          --------
     Total loans, net...................  $243,534             $254,641         $270,286          $303,078          $324,703
                                          ========             ========         ========          ========          ========

                                       7

                  The following table illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                  Real Estate
                     -------------------------------------
                        Mortgage(1)         Construction         Consumer         Operating         Business            Total
                     -----------------   -----------------  ----------------   ----------------  ----------------- -----------------
                              Weighted            Weighted          Weighted           Weighted           Weighted          Weighted
                               Average             Average           Average            Average           Average            Average
                     Amount     Rate     Amount    Rate      Amount    Rate    Amount    Rate    Amount    Rate    Amount      Rate
                     ------     ----     ------    ----      ------    ----    ------    ----    ------    ----    ------      ----
                                                                    (Dollars in Thousands)

Due During
Years Ending
September 30,
2001(2)               $89,855   8.29%   $17,342  10.10%    $ 7,949      9.34%  $21,563   10.23%  $19,657    10.15% $156,366   9.05%
2002-2005              70,209   7.79     10,544   9.42      13,692      9.12     3,624    9.37     9,542     8.37   107,611   8.22
2005 and following     60,129   7.31      3,414   8.58       4,842      9.36     1,623    9.56       133    10.35    70,141   7.57


--------------------------

(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

                  The total amount of loans due after September 30, 2000 which have predetermined interest rates is $142.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $191.2 million.

                  One- to  Four-Family  Residential  Mortgage  Lending.  One- to
four-family   residential  mortgage  loan  originations  are  generated  by  the
Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 2000, the Company's one- to four-family residential mortgage loan portfolio totaled $105.7 million, or 31.6% of the Company's total gross loan portfolio. Approximately 33.3% of the Company's one- to four-family mortgage loans or 10.5% of the Company's gross loans have been purchased, generally from other financial institutions. The majority of these are ARM loans. See "--Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." At September 30, 2000, the average outstanding principal balance of a one- to four-family residential mortgage loan was $55,000.

                  The Company offers fixed-rate and ARM loans. During the year ended September 30, 2000, the Company originated $4.0 million of adjustable-rate loans and $11.3 million of fixed-rate loans secured by one- to four-family residential real estate. The Company's one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

                  The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30-years and with loan-to-value ratios up to 97% of the lesser of the appraised value of the security property or the contract price. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to at or below the 80% loan-to-value level or the loans are sold. Residential loans generally do not include prepayment penalties.

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

                  Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market standards, i.e., Fannie Mae, Ginnie Mae, and Freddie Mac standards. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. The Company currently sells most, but not all, of its fixed-rate loans with terms of 15 years or longer.

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

                  Commercial and Multi-Family Real Estate Lending. The Company is also engaged in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. At September 30, 2000, the Company's commercial and multi-family real estate loan portfolio totaled $103.6 million, or 31.0% of the Company's total gross loan portfolio. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and Northwest. The Company, in order to supplement its loan portfolio and consistent with management's objectives to expand the Company's commercial and multi-family loan portfolio, purchased $48.9 million, $42.4 million and $16.3 million of such loans during fiscal 2000, 1999 and 1998, respectively. At September 30, 2000, none of the Company's commercial and multi-family real estate loans were non- performing. See " -- Non-Performing Assets, Other Loans of Concern and Classified Assets."

                  The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, nursing homes, assisted living/retirement facilities, office buildings and hotels. Commercial and multi-family real estate loans generally have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the security property, and are typically secured by personal guarantees of the borrowers. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans provide for a margin over a number of different indices. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

                  At September 30, 2000, the Company's largest commercial and multi-family real estate loan was a $6.3 million loan secured by a retail shopping center, a single-family residential housing development and other real estate. The Company had fourteen other commercial and/or multi-family loans in excess of $2.5 million at such date. All of these loans are currently performing in accordance with their terms. At September 30, 2000, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was $428,000.

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

                  Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 2000, the Company's construction loan portfolio totaled $31.3 million, or 9.4% of the Company's total gross loan portfolio.

                  Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2000, the Company had $820,000 of construction loans to borrowers intending to live in the properties upon completion of construction.

                  Construction loans to builders of one- to four-family residences require the payment of interest only for up to 24 months and have terms of up to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans are generally 1%. At September 30, 2000, the Company did not have any construction loans to builders of one- to four-family residences.

                  Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, hotels or other property, and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by the Company, except that during the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 2000, the Company had approximately $30.2 million of loans for the construction of commercial and multi-family real estate. This amount consisted of three loans totaling $11.1 million for the construction of assisted living facilities, three loans totaling $5.6 million for the construction of hotels, three loans totaling $6.2 million for the construction of apartment complexes, and four loans totaling $7.3 million for the construction of commercial facilities. All of these loans were performing in accordance with their terms at September 30, 2000.

                  Construction loans are obtained principally through continued business from builders who have previously borrowed from the Company, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Company of accurate plans, specifications, costs of the project to be constructed and projected revenues from the project. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of the current appraised value of the property or the cost of construction (land plus building).

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

                  Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 2000, the Company had agricultural real estate loans secured by farmland of $10.9 million or 3.3% of the Company's gross loan portfolio. At the same date, $26.8 million, or 8.0% of the Company's gross loan portfolio, consisted of secured loans related to agricultural operations.

                  Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 2000, the average outstanding principal balance of an agricultural operating loan held by the Company was $42,000. At September 30, 2000, $17,000, or .06%, of the Company's agricultural operating loans were non-performing.

                  Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first one to five years, adjusting annually thereafter. In addition, such loans generally amortize over a period of ten to 20 years. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. At September 30, 2000, $37,000, or .3% of the Company's agricultural real estate portfolio was non-performing.

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

                  Weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with a variety of insurance coverages which can help to ensure loan repayment. Government support programs, and recently the Company, generally require that farmers procure crop insurance coverage.

                  Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the farmer with the use of futures contracts or options to mitigate price risk. The Company frequently requires borrowers to use future contracts or options to reduce price risk and help ensure loan repayment.

                  Another risk is the uncertainty of government programs and other regulations. During periods of low commodity prices, the income from government programs can be a significant source of cash to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.

                  Finally,  many farms are dependent on a limited  number of key
individuals   upon  whose  injury  or  death  may  result  in  an  inability  to successfully operate the farm.

                  Consumer Lending. The Company offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, federally guaranteed student loans, and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 2000, the Company's consumer loan portfolio totaled $26.5 million, or 7.9% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 2000, substantially all were short- and intermediate-term, fixed-rate loans.

                  The largest component of the Company's consumer loan portfolio consists of home equity loans and lines of credit. Substantially all of the Company's home equity loans and lines of credit are secured by second mortgages on principal residences. The Company will lend amounts which, together with all prior liens, may be up to 100% of the appraised value of the property securing the loan. Home equity loans and lines of credit have maximum terms of up to 15 years and five years, respectively.

                  The Company primarily originates automobile loans on a direct basis, but also originates indirect automobile loans on a very limited basis.
Direct loans are loans made when the Company extends credit directly to the borrower, as opposed to indirect loans, which are made when the Company purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers. The Company's automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles. Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

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

                  Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2000, none of the Company's consumer loan portfolio was non-performing.

                  Commercial Business Lending. The Company also originates commercial business loans. Most of the Company's commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 2000, $29.3 million, or 8.8% of the Company's total gross loan portfolio was comprised of commercial business loans.

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

                  The largest commercial business loan outstanding at September 30, 2000 was a $5.4 million warehouse line of credit secured by the assignment of automobile contracts. The next largest commercial business loan outstanding at September 30, 2000 was a $2.9 million loan secured by bank stock and other assets. The Company had three other commercial business loans outstanding in excess of $1.0 million at September 30, 2000. All of these loans are currently performing in accordance with their terms. At September 30, 2000, the average outstanding principal balance of a commercial business loan held by the Company was $29,000.

                  Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 2000, $51,000 or .2% of the Company's commercial business loan portfolio was non-performing.

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

                  The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 2000, there were no loans outstanding sold with recourse. When loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services loans that it originated and sold totaling $21.8 million at September 30, 2000, of which $5.7 million were sold to Fannie Mae and $16.1 million were sold to others.

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

                                                   Year Ended September 30,
                                              ---------------------------------
                                                1998         1999        2000
                                              --------    --------    ---------
                                                       (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family           $  4,356    $  1,532    $   4,047
             - commercial and multi-family       8,543       4,354        7,386
             - agricultural real estate          1,808       1,357        2,933
  Non-real estate - consumer                       745       1,480        2,131
             - commercial business               7,459       7,669        8,420
             - agricultural operating           20,905      17,110       13,981
                                              --------    --------    ---------
         Total adjustable-rate                  43,816      33,502       38,898

 Fixed rate:
  Real estate - one- to four-family             17,775      25,662       11,268
             - commercial and multi-family       7,756      18,871        8,659
             - agricultural real estate          2,576       2,146          525
  Non-real estate - consumer                    20,172      15,272       17,233
             - commercial business              29,437      30,135       14,747
             - agricultural operating           25,716      17,687       12,992
                                              --------    --------    ---------
         Total fixed-rate                      103,432     109,773       65,424
                                              --------    --------    ---------

         Total loans originated                147,248     143,275      104,322

Purchases:
----------
Real estate- one-to-four-family                 15,933      25,531           --
             - commercial and multi-family      16,324      42,398       48,877
Non-real estate - commercial business            4,290       9,401        6,688
             - agricultural operating              400          --           --
                                              --------    --------    ---------
         Total loans                            36,947      77,330       55,565
  Total mortgage-backed securities              39,409      93,409           --
                                              --------    --------    ---------
         Total purchased                        76,356     170,739       55,565

Sales and Repayments:
---------------------
Sales:
  Real estate - one- to four-family              5,613         270        4,532
  Non-real estate - consumer                        --          --           --
                  - commercial business             --       7,134           --
                                              --------    --------    ---------
         Total loans                             5,613       7,404        4,532
  Mortgage-backed securities                     5,916          --       20,654
                                              --------    --------    ---------
         Total sales                            11,529       7,404       25,186
                                              --------    --------    ---------
Repayments:
  Loan principal repayments                    163,435     182,915      138,038
  Mortgage-backed securities repayments         15,713      19,055        9,663
                                              --------    --------    ---------
  Total principal repayments                   179,148     201,970      147,701
                                              --------    --------    ---------
         Total reductions                      190,677     209,374      172,887
Increase (decrease) in other items, net             60       2,119         (788)
                                              --------    --------    ---------
         Net increase (decrease)              $ 32,987    $106,759    $ (13,788)
                                              ========    ========    =========


                  At September 30, 2000, approximately $136.8 million, or 40.9%, of the Company's gross loan portfolio consisted of purchased loans. The Company believes that purchasing loans secured by real estate located outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company's business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its operations. However, additional risks are associated with purchasing loans secured by real estate outside of the Company's market area, including the lack of knowledge of the local real estate market and difficulty in monitoring and inspecting the property securing the loans.

                  The following table provides information regarding the Company's balance of wholly purchased real estate loans and real estate loan participations for each state in which the balance of such loans exceeded $1.0 million at September 30, 2000. Not included in the following table are purchased commercial business loans totaling $4.8 million, approximately 60% of which are located in the Company's market area.



                                One- to Four-       Commercial and    Construction Loans  Total Purchased
                                Family Loans        Multi-Family                              Loans
                               ---------------    ----------------    ------------------  ---------------
                                        Number              Number             Number              Number
                                          of                  of                 of                  of
      Location                 Balance   Loans     Balance   Loans    Balance   Loans    Balance   Loans
---------------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Arizona                        $    81       3     $ 1,417      2     $ 5,000     1    $  6,498      6
Colorado                             6       4       1,011      5       1,049     2       2,066     11
Florida                             11       1          --     --       3,106     1       3,117      2
Illinois                            --      --       3,680      5          --    --       3,680      5
Iowa                               214      25       9,685     18         800     1      10,699     44
Minnesota                           --      --      11,279     14       1,658     2      12,937     16
Missouri                           725      14       1,293      5          --    --       2,018     19
Nebraska                            --      --       4,609      2          --    --       4,609      2
New Mexico                          --      --          --     --       5,275     1       5,275      1
New York                         1,295      64          --     --          --    --       1,295     64
North Carolina                  15,777      74          --     --          --    --      15,777     74
North Dakota                        19       6       1,154      4          --    --       1,173     10
South Dakota                       399      26       2,793      5       3,481     2       6,673     33
Washington                      15,264      52      19,707     13       9,786     3      44,757     68
Wisconsin                           --      --       8,773     10          --    --       8,773     10
Other states                     1,418      64       1,190      3          --    --       2,608     67
                               -------     ---     -------     --     -------    --    --------    ---

  Total                        $35,209     333     $66,591     86     $30,155    13    $131,955    432
                               -------     ===     =======     ==     =======    ==    ========    ===

  Percent of loan portfolio       33.3%               64.3%              96.3%             39.5%
                                  ====                ====               ====              ====


Non-Performing Assets, Other Loans of Concern, and Classified Assets

                  When a borrower fails to make a required payment on real estate secured loans and consumer loans within 16 days after the payment is due, the Company generally institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by written notice or telephone, before the payment is 45 days past due and again before 75 days past due. In most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate foreclosure or repossession.

                  Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status until the loan becomes current.

                  The   following   table   sets   forth  the   Company's   loan
delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2000.



                                                                            Loans Delinquent For:
                                    ------------------------------------------------------------------------------------------------
                                             30-59 Days                         60-89 Days                  90 Days and Over
                                    -----------------------------     ------------------------------    ----------------------------
                                                         Percent                            Percent                         Percent
                                                           of                                 of                              of
                                    Number     Amount    Category     Number      Amount    Category    Number     Amount   Category
                                    ------     ------    --------     ------      ------    --------    ------     ------   --------
                                                                             (Dollars in Thousands)
Real Estate:
  One- to four-family.............      7     $   213      .20%          4        $  97       .09%         4        $206       .19%
  Commercial and multi-family.....      2         674      .65          --           --        --         --          --        --
  Agricultural real estate........     --          --       --           1           87       .80          1          37       .33
Consumer..........................     20         171      .65           6           66       .25         --          --        --
Agricultural operating............      7         429     1.60           2            5       .02          1          17       .06
Commercial business...............      6         232      .79           4           39       .13          2          51       .17
                                      ---      ------                   --         ----                   --        ----
    Total.........................     42      $1,719      .51%         17         $294       .09%         8        $311       .09%
                                      ===      ======                   ==         ====                   ==        ====


                  Delinquencies 90 days and over constituted .09% of total loans and .06% of total assets.

                  The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans, with some exceptions, are typically placed on non-accrual status when the loan becomes 90 days or more delinquent or when the collection of principal and/or interest become doubtful. For all years presented, the Company's troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table and were performing as agreed.

                                                           September 30,
                                        ---------------------------------------------------
                                          1996       1997       1998       1999      2000
                                         ------     ------     ------     ------    ------
                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                    $  347     $  444     $  298     $  613    $  206
  Commercial and multi-family             1,623      1,692        777      1,055        --
  Agricultural real estate                  127         --         --         70        37
  Consumer                                  331        246        142        140        --
  Agricultural operating                    184        289      1,738        285        17
  Commercial business                        33        204        209         75        51
                                         ------     ------     ------     ------    ------
     Total non-accruing loans             2,645      2,875      3,164      2,238       311
                                         ------     ------     ------     ------    ------

Accruing loans delinquent
  90 days or more                           177        282      3,905         --        --
                                         ------     ------     ------     ------    ------
     Total non-performing loans           2,822      3,157      7,069      2,238       311
                                         ------     ------     ------     ------    ------

Restructured Loans:
  Agricultural operating                     --         --         --        923       918
  Commercial business                        --         --         --         53        43
                                         ------     ------     ------     ------    ------
     Total restructured loans                --         --         --        976       961

Foreclosed assets:
  One- to four-family                        75         85         19         94        --
  Commercial real estate                     --         67      1,324         --       430
  Consumer                                    8         --         19         24        15
  Commercial business                         9          4         --         25        --
                                         ------     ------     ------     ------    ------
     Total                                   92        156      1,362        143       445
 Less:  Allowance for losses                  5         --        299         --        --
                                         ------     ------     ------     ------    ------
     Total foreclosed assets, net            87        156      1,063        143       445
                                         ------     ------     ------     ------    ------

Total non-performing assets              $2,909     $3,313     $8,132     $3,357    $1,717
                                         ======     ======     ======     ======    ======
Total as a percentage of total assets       .75%       .82%      1.94%     .66 %       .34%
                                         ======     ======     ======     ======    ======


                  For the year ended September 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $33,000, of which none was included in interest income.

                  Non-accruing Loans. At September 30, 2000, the Company had $311,000 in non-accruing loans, which constituted .09% of the Company's gross loan portfolio. At such date, there were no non-accruing loans or aggregate non-accruing loans to one borrower in excess of $500,000 in net book value.

                  Other Loans of Concern. At September 30, 2000, there were loans totaling $8.2 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of six one- to four-family residential mortgage loans totaling $167,000, nine commercial business loans totaling $1.4 million, 16 agricultural operating loans totaling $2.2 million, fourteen consumer loans totaling $139,000 and four commercial real estate loan totaling $4.3 million.

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

                  On the basis of management's review of its assets, at September 30, 2000, the Company had classified a total of $6.1 million of its assets as substandard, $135,000 as doubtful and none as loss.

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

                  Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to uncertain growing conditions in 2001 and historically low commodity prices. Near drought conditions exist in a limited portion of the Company's agricultural market area, which has the potential to reduce crop yields in 2001 for these areas. Price levels for grain crops have generally been depressed since mid-1998 and currently remain at historically low levels. Grain crop prices are not expected to increase significantly in the near term. Livestock prices have improved in recent months and are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the

Company to increase its allowance for loan losses through increased charges to provision for loan losses.

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

                  The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                            Year Ended September 30,
                                                          -----------------------------------------------------------

                                                            1996         1997        1998          1999        2000
                                                          -------      -------      -------      -------      -------
                                                                            (Dollars in Thousands)
Balance at beginning of period                            $ 1,650      $ 2,356      $ 2,379      $ 2,909      $ 3,092
Iowa Savings acquisition                                      132           --           --           --           --
Security acquisition                                          563           --           --           --           --

Charge-offs:
  One-to four-family                                           --           --         (103)         (84)         (65)
  Agricultural operating                                       --           --         (595)      (1,160)          --
  Commercial and multi-family                                 (35)          (2)        (299)          --         (370)
  Consumer                                                    (54)         (66)        (152)        (202)        (104)
  Commercial business                                          --          (55)         (17)        (420)        (730)
                                                          -------      -------      -------      -------      -------
    Total charge-offs                                         (89)        (123)      (1,166)      (1,866)      (1,269)
Recoveries:
  Consumer                                                     --           --           17           39           55
  Commercial business                                          --           --            5            8           33
  Commercial and multi-family                                  --            2           --           --           --
  Agricultural operating                                       --           24           11           11           39
                                                          -------      -------      -------      -------      -------
    Total recoveries                                           --           26           33           58          127
                                                          -------      -------      -------      -------      -------

    Net charge-offs                                           (89)         (97)      (1,133)      (1,808)      (1,142)
Additions charged to operations                               100          120        1,663        1,992        1,640
                                                          -------      -------      -------      -------      -------
Balance at end of period                                  $ 2,356      $ 2,379      $ 2,909      $ 3,093      $ 3,590
                                                          =======      =======      =======      =======      =======

Ratio of net charge-offs during the period to average
   loans outstanding during the period                        .04%         .04%         .44%         .63%         .37%
                                                          =======      =======      =======      =======      =======

Ratio of net charge-offs during  the period to average
  non-performing assets                                      5.30%        4.46%       21.50%       43.12%       64.53%
                                                          =======      =======      =======      =======      =======

                  For more information on the provision for loan losses, see 'Management's Discussion and Analysis - Results of Operations" in the Annual Report.

                  The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                          September 30,
                            --------------------------------------------------------------------------------------------------------
                                 1996                  1997                   1998               1999                 2000
                            ------------------   --------------------  --------------------  -----------------   -------------------
                                     Percent                Percent               Percent             Percent               Percent
                                     of Loans               of Loans              of Loans            of Loans              of Loans
                                     in Each                in Each               in Each             in Each               in Each
                                     Category               Category              Category            Category              Category
                                     to Total               to Total              to Total            to Total              to Total
                            Amount    Loans      Amount      Loans      Amount     Loans    Amount     Loans     Amount       Loans
                            ------    -----      ------      -----      ------     -----    ------     -----     ------       -----
                                                                    (Dollars in Thousands)
One- to four-family         $  235      31.54%   $  222      27.75%    $  257     30.50%   $  331     34.80%     $  250      31.63%
Commercial and multi-
  family real estate           639      34.23       712      28.12        602     23.77       772     27.06       1,183      31.01
Agricultural real estate       138       4.45       117       4.41        132      3.75       114      3.11         124       3.26
Construction                    59       3.14       106       7.99        165     11.73       123      8.95         125       9.37
Consumer                       270       8.21       289      10.29        277      9.33       308      7.39         335       7.93
Agricultural operating         531      12.21       580      14.51      1,024     13.24       806      9.24         611       8.02
Commercial business            271       6.22       277       6.93        324      7.68       449      9.45         592       8.78
Unallocated                    213         --        76         --        128        --       190        --         370         --
                            ------      -----    ------      -----     ------     -----    ------     -----      ------      -----

     Total                  $2,356     100.00%   $2,379     100.00%    $2,909    100.00%   $3,093    100.00%     $3,590     100.00%
                            ======     ======    ======     ======     ======    ======    ======    ======      ======     ======

                                       22

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

                  As of September 30, 2000, the Company's entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company's investment and mortgage-backed securities portfolios, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

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

                                                           September 30,
                                                   -----------------------------
                                                    1998       1999        2000
                                                   -------    -------    -------
                                                         (In Thousands)
Investment Securities:
 Trust preferred securities(1)                     $27,256    $26,998    $25,921
 U.S. government securities                            757         --         --
 Federal agency obligations                         27,015     15,492     16,380
 Municipal bonds                                     1,341      1,387      1,215
 Equity investments                                  1,230        856      1,070
 Freddie Mac preferred stock                           427        202        213
 Fannie Mae common stock                               129        125        143
                                                   -------    -------    -------
     Subtotal                                       58,155     45,060     44,942

FHLB stock                                           5,506      8,126      8,328
                                                   -------    -------    -------

     Total investment securities and FHLB stock    $63,661    $53,186    $53,270
                                                   =======    =======    =======

Other Interest-Earning Assets:
  Interest bearing deposits in other financial
    institutions and Federal Funds sold            $ 5,818    $ 4,208    $ 5,938
                                                   =======    =======    =======

-------------------
(1) Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company's total equity. The name and the aggregate market value of securities of each individual issuer are as follows, as of September 30, 2000: PNC Capital Trust, $4.7 million; Key Corp Capital I, $4.8 million; Huntington Capital II, $4.6 million; Bank Boston Capital Trust IV, $4.7 million; BankAmerica Capital III, $4.8 million.

                  The  composition  and  maturities of the Company's  investment
securities   portfolio,    excluding   equity   securities,   FHLB   stock   and
mortgage-backed securities, are indicated in the following table.

                                                      September 30, 2000
                             ----------------------------------------------------------------------------
                                         After 1     After 5
                                           Year        Years
                             1 Year or    Through     Through       After          Total Investment
                               Less       5 Years    10 Years      10 Years           Securities
                             ---------   --------    --------      ---------      ----------------------
                             Carrying    Carrying    Carrying      Carrying       Amortized       Market
                               Value       Value       Value         Value           Cost         Value
                               -----       -----       -----         -----           ----         -----
                                                     (Dollars in Thousands)
Trust preferred securities       $ --       $ --       $    --       $25,921       $27,159       $25,921
Municipal bonds                   211        685           319            --         1,200         1,215
Federal agency obligations         --         --        15,401           979        16,959        16,380
                                 ----       ----       -------       -------       -------       -------

Total investment securities      $211       $685       $15,720       $26,900       $45,318       $43,516
                                 ====       ====       =======       =======       =======       =======

Weighted average yield           5.33%      5.87%         6.27%         7.48%         7.00%         7.00%


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

                  CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 2000, the Company held CMOs totaling $71.2 million, all of which were secured by underlying collateral issued under government-sponsored agency programs or residential real estate mortgage loans. Premiums associated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

                 At September 30, 2000, $100.5 million or 98.0% of the Company's mortgage-backed securities portfolio had fixed rates of interest and $2.0 million or 2.0% of such portfolio had adjustable rates of interest.

                  Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2000, $99.7 million or 97.3% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

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

                  The following table sets forth the carrying value of the Company's mortgage-backed securities at the dates indicated.


                                                                    September 30,
                                                         -----------------------------------
                                                          1998          1999          2000
                                                         -------      --------      --------
                                                                   (In Thousands)
Ginnie Mae                                               $42,951      $ 27,886      $ 23,780
CMO                                                       11,283        95,325        71,164
Freddie Mac                                                2,827         5,791         4,720
Fannie Mae                                                 4,711         3,934         2,469
Privately Issued Mortgage Pass-Through Certificates          682           493           405
                                                         -------      --------      --------

     Total                                               $62,454      $133,429      $102,538
                                                         =======      ========      ========



                  The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 2000. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.



                                                  Due in
                                -----------------------------------------------
                                          After 1       After 5                   September 30,
                                            Year         Years                        2000
                                1 Year or  Through      Through       After         Balance
                                  Less     5 Years      10 Years      10 Years     Outstanding
                                  ----     -------      --------      --------     -----------
                                                 (Dollars in Thousands)
Ginnie Mae                          $--       $ --       $    --       $23,780       $ 23,780
CMO                                  --         --        16,579        54,585         71,164
Freddie Mac                          52         94           627         3,947          4,720
Fannie Mae                            2         64           568         1,835          2,469
Privately Issued Mortgage
  Pass-Through Certificates(1)       --         --            --           405            405
                                    ---       ----       -------       -------       --------

     Total                          $54       $158       $17,774       $84,552       $102,538
                                    ===       ====       =======       =======       ========

Weighted average yield              11.01%    9.83%         6.57%         6.70%          6.68%

------------------

(1)  This security is rated AA by a nationally recognized rating agency.

                  At September 30, 2000, the contractual maturity of 82.5% of all of the Company's mortgage- backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage- backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Sources of Funds

                  General. The Company's sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

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

                  The following table sets forth the savings flows at the Company during the periods indicated.

                                             Year Ended September 30,
                                    -------------------------------------------
                                      1998            1999              2000
                                    ---------       ---------        ---------
                                            (Dollars in Thousands)
Opening balance                     $ 246,116       $ 283,858        $ 304,780
Deposits                              615,028         608,478          655,460
Withdrawals                          (589,176)       (599,915)        (654,717)
Interest credited                      11,890          12,359           13,131
                                    ---------       ---------        ---------

 Ending balance                     $ 283,858       $ 304,780        $ 318,654
                                    =========       =========        =========

Net increase (decrease)             $  37,742       $  20,922        $  13,874
                                    =========       =========        =========

Percent increase (decrease)           15.34 %            7.37%            4.55%
                                    =========       =========        =========


                  The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.




                                                                    Year Ended September 30,
                                   ---------------------------------------------------------------------------------------------
                                              1998                            1999                             2000
                                   -------------------------         ------------------------      -----------------------------
                                                   Percent                          Percent                           Percent
                                     Amount        of Total           Amount        of Total         Amount           of Total
                                     ------        --------           ------        --------         ------           --------
                                                                      (Dollars in Thousands)
Transactions and Savings
Deposits:

Commercial Demand..............    $    4,971          1.75%          $ 5,681          1.86%       $    6,041             1.90%
Passbook Accounts..............        18,610          6.56            17,043          5.59            15,025             4.71
NOW Accounts...................        16,637          5.86            16,055          5.27            16,472             5.17
Money Market Accounts..........        22,509          7.93            41,905         13.75            41,012            12.87
                                   ----------        ------           -------        ------        ----------           ------

Total Non-Certificate..........        62,727         22.10            80,684         26.47            78,550            24.65
                                   ----------        ------           -------        ------        ----------           ------

Certificates:
------------

Variable.......................           559           .20             1,253           .41             1,077              .34
 0.00 - 3.99%..................            95           .03               267           .09               100              .03
 4.00 -  5.99%.................       130,729         46.05           185,476         60.85            97,054            30.46
 6.00 -  7.99%.................        87,940         30.98            37,098         12.17           141,873            44.52
 8.00 -  9.99%.................         1,808           .64                 2           .01               ---             ---
                                   ----------        ------           -------        ------        ----------           ------

Total Certificates.............       221,131         77.90           224,096         73.53           240,104            75.35
                                   ----------        ------           -------        ------        ----------           ------
Total Deposits.................      $283,858        100.00%         $304,780        100.00%         $318,654           100.00%
                                   ==========        ======          ========        ======        ==========           ======

                                       28

                  The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 2000.


                                                   0.00-      4.00-       6.00-                         Percent
                                     Variable      3.99%      5.99%       7.99%          Total         of Total
                                     --------      -----      -----       -----          -----         --------
                                                                  (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
-----------------------------
December 31, 2000                      $  244      $  2      $24,052      $  9,605      $ 33,903          14.1%
March 31, 2001                            104        --       20,579        12,052        32,735          13.6
June 30, 2001                             204        52       13,734        13,599        27,589          11.5
September 30, 2001                        221        --        9,785        28,081        38,087          15.9
December 31, 2001                          66        --        6,802        12,873        19,741           8.2
March 31, 2002                            120        --        5,559         7,238        12,917           5.4
June 30, 2002                               1        --        5,210        22,290        27,501          11.5
September 30, 2002                         --        --        2,929        11,095        14,024           5.8
December 31, 2002                          --        --        2,547         6,274         8,821           3.7
March 31, 2003                             --        --        1,771         3,521         5,292           2.2
June 30, 2003                              --         3        1,204         3,405         4,612           1.9
September 30, 2003                         --        --          934         3,531         4,465           1.9
 Thereafter                               117        43        1,948         8,309        10,417           4.3
                                       ------      ----      -------      --------      --------        ------

 Total                                 $1,077      $100      $97,054      $141,873      $240,104         100.0%
                                       ======      ====      =======      ========      ========         ======

 Percent of total                         .45%      .04%       40.42%        59.09%       100.00%
                                         ====      ====      =======      ========        ======


                  The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 2000.

                                                                        Maturity
                                              -------------------------------------------------------------
                                                           After        After
                                               3 Months     3 to 6      6 to 12      After
                                               or Less      Months       Months    12 months       Total
                                              -----------------------------------------------------------
                                                                      (In Thousands)
Certificates of deposit less than $100,000      $26,246     $27,031     $56,139     $ 99,474     $208,890

Certificates of deposit of $100,000 or more       7,657       5,704       9,536        8,317       31,214
                                                -------     -------     -------     --------     --------

Total certificates of deposit                   $33,903     $32,735     $65,675     $107,791     $240,104(1)
                                                =======     =======     =======     ========     ========

(1) Includes deposits from governmental and other public entities totaling $10.0 million.


                  Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

                  The Company's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2000, the Company had $139.7 million of advances from the FHLB of Des Moines and the ability to borrow up to an additional $28.0 million. All of the Company's advances currently carry fixed rates. At September 30, 2000, advances totaling $28.2 million had terms to maturity of one year or less. The remaining $111.5 million had maturities ranging up to 19 years.

                  From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 2000, the Company had approximately $4.3 million of retail repurchase agreements outstanding.

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


                                                   Year Ended September 30,
                                            ------------------------------------
                                              1998          1999          2000
                                            --------      --------      --------
                                                      (In Thousands)
Maximum Balance:
----------------
  FHLB advances                             $109,766      $161,348      $157,658
  Retail repurchase agreements                 4,075         4,322         4,920
  Other borrowings                             2,100           200            --

Average Balance:
----------------
  FHLB advances                             $ 95,328      $135,846      $149,896
  Retail repurchase agreements                 2,916         3,300         3,460
  Other borrowings                               557            48            --


                  The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                                                 At September 30,
                                                        ------------------------------------
                                                         1998         1999          2000
                                                        -------      --------      --------
                                                              (Dollars in Thousands)
FHLB advances                                           $85,264      $161,348      $139,738
Retail repurchase agreements                              4,075         3,021         4,255
Other borrowings                                            550            --            --
                                                        -------      --------      --------

     Total borrowings                                   $89,889      $164,369      $143,993
                                                        =======      ========      ========

Weighted average interest rate of FHLB advances            5.91%         5.38%         5.78%

Weighted average interest rate of retail repurchase
 agreements                                                5.71%         5.28%         6.43%

Weighted average interest rate of other borrowings         5.45%         ---%          ---%


Subsidiary Activities

                  The only subsidiaries of the Company are First Federal and Security. First Federal has one service subsidiary, First Services Financial Limited ("First Services"). At September 30, 2000, the net book value of First Federal's investment in First Services was approximately $786,000. Security does not have any subsidiaries.

                  First Federal organized First Services, its sole service corporation, in 1983. First Services is located in Storm Lake, Iowa and offers mutual funds and, in some locations, insurance products and annuities. In addition, Brookings Service Corporation ("BSC"), a subsidiary of First Services, offers full brokerage services through PrimeVest Financial Services, Inc., a third party vendor. First Services, together with its subsidiary BSC, recognized net income of $37,000 during fiscal 2000.

Regulation

                  General. First Midwest currently has two wholly-owned subsidiaries, First Federal, a federally-chartered thrift institution and Security, an Iowa-chartered commercial bank. First Federal is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits up to applicable limits. First Federal is a member of the FHLB System and is subject to certain limited regulation by the FRB. Such regulation and supervision governs the activities in which an institution can engage and the manner in which such activities are conducted, and is intended primarily for the protection of the insurance fund and depositors. Security is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the "ISB") and the FRB, which are its state and primary federal regulators, respectively. It is also subject to regulation by the FDIC, which insures its deposits up to applicable limits. As with First Federal, such regulation and supervision governs the activities in which Security can engage and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

                  First Midwest is regulated as a bank holding company by the FRB. Bank holding companies are subject to comprehensive regulation and supervision by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the regulations of the FRB. As a bank holding company, First Midwest must file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. First Midwest is subject to the activity limitations imposed under the BHCA and in general may engage in only those activities that the FRB has determined to be closely related to banking.

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

                  Federal Regulation of Financial Institutions. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of November 6, 2000. When these examinations are conducted by the OTS, the examiners may require First Federal to provide for higher general or specific loan loss reserves. Security is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of July 17, 2000.

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

                  In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Security is subject to such restrictions under state law as administered by the ISB. Federal savings associations are also generally authorized to branch nationwide whereas Iowa chartered banks, such as Security, are limited to establishing branches in the counties contiguous to the county where their home office is located. At September 30, 2000, First Federal and Security were in compliance with the noted restrictions.

                  First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Security is subject to similar restrictions. At September 30, 2000, First Federal's and Security's lending limit under these restrictions was $5.4 million and $927,000, respectively. First Federal and Security are in compliance with the loans-to-one-borrower limitation.

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

                  The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% per $100 of assessable deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well- capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 2000, each of First Federal and Security met the capital requirements of a "well capitalized" institution and were not subject to any assessment. See Note 13 of Notes to Consolidated Financial Statements in the Annual Report.

                  Prior to the enactment of the legislation recapitalizing the SAIF in 1996, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as First Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions is a 2.02 basis point assessment on both SAIF deposits and BIF deposits.

                  Regulatory Capital Requirements. Federally insured financial institutions, such as First Federal and Security, are required to maintain a minimum level of regulatory capital. These capital requirements mandate that an institution maintain at least the following ratios: (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk-weighted assets ratio of 4% and (3) a risk-based capital to risk-weighted assets ratio of 8%. Capital requirements in excess of these standards may be imposed on individual institutions on a case-by-case basis. See Note 13 of Notes to Consolidated Financial Statements in the Annual Report.

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

                  Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related loans and investments. At September 30, 2000, First Federal met the test and has always met the test since its effectiveness.

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

                  Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS and the FRB, in connection with the examination of First Federal and Security, respectively, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of such an application. First Federal was examined for CRA compliance in January 2000 and Security was examined in June 1999 and both received a rating of "satisfactory."

Bank Holding Company Regulation

                  General. Bank holding companies, such as First Midwest, are subject to comprehensive regulation by the FRB under the BHCA and the regulations of the FRB. As a bank holding company, First Midwest is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

                  As members of the FHLB System, First Federal and Security are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2000, the Banks had in the aggregate $8.3 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 2000, dividends paid by the FHLB of Des Moines to First Federal and Security totaled $552,000. Over the past five calendar years such dividends have averaged 6.83% and were 6.86% for the first three quarters of the calendar year 2000.

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

                  To the extent earnings appropriated to a savings bank's bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2000, First Federal's Excess for tax purposes totaled approximately $6.7 million.

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

                  The Company serves Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac counties in Iowa and Brookings County in South Dakota. There are 31 commercial banks, four savings banks, other than First Federal, and one credit union which compete for deposits and loans in the First Federal's primary market area in northwest Iowa and eight commercial banks, one savings bank, other than First Federal, and one credit union which compete for deposits and loans in First Federal's market area in Brookings, South Dakota. In addition, there are twelve commercial banks in Security's primary market area in west central Iowa. First Federal competes for deposits and loans with numerous financial institutions located throughout the metropolitan market areas of Des Moines, Iowa and Sioux Falls, South Dakota.

Employees

                  At September 30, 2000, the Company and its subsidiaries had a total of 136 employees, including 12 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

                  Donald J. Winchell - Mr. Winchell, age 48, serves as Senior Vice President, Treasurer and Chief Financial Officer of First Midwest and First Federal, and is responsible for the formulation and implementation of policies and objectives for First Federal's finance and accounting functions. His duties include financial planning, interest rate risk management, accounting, investments, financial policy development and compliance, budgeting and asset/liability management. Mr. Winchell also serves as Treasurer of First Services Financial Limited and Brookings Service Corporation. Mr. Winchell joined First Federal in 1989 as Vice President and Chief Financial Officer, was appointed Treasurer in 1990, and Senior Vice President in 1992. Prior to joining First Federal, Mr. Winchell served as Senior Vice President and Chief Financial Officer of Midwest Federal Savings and Loan Association of Nebraska City, Nebraska since 1981. Mr. Winchell received a Bachelor of Science degree and a Bachelor of Business Administration degree from Washburn University, Topeka, Kansas. Mr. Winchell is a certified public accountant.

Item 2.   Description of Property
          -----------------------

                  The Company conducts its business at its main office and branch office in Storm Lake, Iowa, and five other locations in its primary market area in Northwest Iowa. The Company also operates two offices in Brookings, South Dakota, through the Company's Brookings Federal Bank division of the Bank; two offices in Des Moines, Iowa, through the Company's Iowa Savings Bank division of the Bank; one office in Sioux Falls, South Dakota, through the Company's Sioux Falls division of the Bank; and three offices in West Central Iowa through the Company's Security State Bank subsidiary.

                  The Company owns all of its offices, except for the branch offices located at Storm Lake Plaza, Storm Lake, Iowa and West Des Moines, Iowa as to which the land is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2000 was $6.1 million. See
Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

                  The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Banks. The Company has begun construction of a new office located in Sioux Falls, South Dakota and has initiated plans to construct a new office to be located in Urbandale, Iowa. The construction of the Sioux Falls office is anticipated to be completed during the second quarter of the 2001 fiscal year and the construction of the Urbandale office is anticipated to be completed by the end of the 2001 fiscal year. In November 1996, the Company purchased an existing building located in West Des Moines, Iowa. In March 1998, the facility opened as an additional office of the Iowa Savings Bank Division of First Federal.

                  The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 2000 was approximately $380,000.

Item 3.  Legal Proceedings
         -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
        ---------------------------------------------------------------------

                  Page 56 of the attached 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Selected Financial Data
        -----------------------

                  Page 10 of the attached 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis or Financial Condition and Results of Operation
        ------------------------------------------------------------------------

                  Pages 11 through 21 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

                  Pages 17 through 19 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

                  Pages 22 through 52 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
        ------------------------------------------------------------------------

                  The information required by Item 304 of Regulation S-K regarding the change in the Company's accountants was previously filed as part of the Company's Current Report on Form 8-K filed on May 30, 2000, as amended on Form 8-K/A filed on June 13, 2000 and the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2001, filed on December 18, 2000.

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Directors

                  Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2001, filed on December 18, 2000.

Executive Officers

                  Information concerning the executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2001, filed on December 18, 2000 and from the information set forth under the caption "Executive Officers of the Company Who Are Not Directors" contained in Part I of this Form 10-K.

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

                  To the Company's knowledge, except as noted below, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation
         ----------------------

                  Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2001, filed on December 18, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

                  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2001, filed on December 18, 2000.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

                  Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2001, filed on December 18, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

         (a) The following is a list of documents filed as part of this report:

             (1) Financial Statements:

                  The  following   financial   statements  are  incorporated  by
                  reference under Part II, Item 8 of this Form 10-K:


1.  Report of Independent Auditors.
2.  Consolidated Balance Sheets as of September 30, 2000 and 1999.
3.  Consolidated Statements of Income for the Years Ended
         September 30, 2000, 1999 and 1998.
4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2000, 1999 and 1998.
5.  Consolidated Statements of Cash Flows for the Years Ended
        September 30, 2000, 1999 and 1998.
6.  Notes to Consolidated Financial Statements

             (2)  Financial Statement Schedules:

                  All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

             (3)  Exhibits:

                  See Index of Exhibits.

         (b) Reports on Form 8-K:

                  There were no Form 8-Ks filed by the Registrant during the three month period ended September 30, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST MIDWEST FINANCIAL, INC.


Date:             December 28, 2000      By:   /s/ James S. Haahr
                                               --------------------------------
                                               James S. Haahr
                                               (Duly Authorized Representative)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ James S. Haahr                              Date:   December 28, 2000
   ------------------
      James S. Haahr, Chairman of the Board
        President and Chief Executive Officer
        (Principal Executive Officer)

By: /s/ E. Wayne Cooley                            Date:   December 28, 2000
    -------------------
       E. Wayne Cooley, Director

By: /s/ E. Thurman Gaskill                         Date:   December 28, 2000
    ----------------------
        E. Thurman Gaskill, Director

By: /s/ Rodney G. Muilenburg                       Date:   December 28, 2000
    ------------------------
        Rodney G. Muilenburg, Director

By:/s/ Jeanne Partlow                              Date:   December 28, 2000
   ------------------
       Jeanne Partlow, Director

By: /s/ G. Mark Mickelson                          Date:   December 28, 2000
    ----------------------
        G. Mark Mickelson, Director

By: /s/ J. Tyler Haahr                             Date:   December 28, 2000
    ------------------
        J. Tyler Haahr, Director, Senior Vice
        President, Secretary and Chief Operating
        Officer

By: /s/ Donald J. Winchell                         Date:   December 28, 2000
    ----------------------
       Donald J. Winchell, Senior Vice
         President, Chief Financial Officer and
         Treasurer (Principal Financial and
         Accounting Officer)

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

         10.5 Registrant's Supplemental Employees' Investment Plan, filed as an exhibit to Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0- 22140), is incorporated herein by reference.

         10.6 Employment agreements between First Federal Savings Bank of the Midwest and James S. Haahr and Donald J. Winchell, filed on June 17, 1993 as an exhibit to the Registrant's registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

         10.7 Registrant's Executive Officer Compensation Program, filed as Exhibit 10.6 to Registrant's Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0- 22140), is incorporated herein by reference.

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

         13            Annual Report to Shareholders.

         21            Subsidiaries of the Registrant.

         23.1          Consent of McGladery & Pullen, LLP.

         23.2          Consent of Crowe, Chizek and Company LLP.

         27            Financial Data Schedule (electronic filing only).

         99            Report of Predecessor Accountants.