Form 10-Q
period 2000-12-31
FIRST MIDWEST FINANCIAL INC
filed 2001-02-14
CIK 907471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

                                       or

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (712) 732-4117
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:                            Outstanding at February 12, 2001:
Common Stock, $.01 par value                    2,429,727 Common Shares

Transitional Small Business Disclosure Format:   Yes        ; No    X
                                                    -----         -----

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                       Page No.

Part I.   Financial Information

      Item 1.  Financial Statements (unaudited):

               Consolidated Balance Sheets
                 at December 31, 2000 and September 30, 2000               3

               Consolidated Statements of Income for the
                 Three Months Ended December 31, 2000 and 1999             4

               Consolidated Statements of Comprehensive Income (Loss)
                 for the Three Months Ended December 31, 2000 and 1999     5

               Consolidated Statement of Changes in Shareholders'
                 Equity for the Three Months Ended December 31, 2000       6

               Consolidated Statements of Cash Flows for the
                 Three Months Ended December 31, 2000 and 1999             7

               Notes to Consolidated Financial Statements                  8

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk  16


Part II.  Other Information                                               18

      Signatures                                                          19

Part I.  Financial Information
Item I.  Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)


                                                                        December 31, 2000            September 30, 2000
                                                                     -------------------------    -------------------------
Assets

Cash and due from banks                                              $              1,128,750      $               984,937
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                                     11,301,738                    5,937,594
                                                                     -------------------------    -------------------------
      Total cash and cash equivalents                                              12,430,488                    6,922,531
Securities available for sale, amortized cost
   of $148,706,472 at December 31, 2000 and
   $151,547,919 at September 30, 2000                                             146,396,653                  147,478,931
Loans receivable - net of allowance for loan losses
  of $3,733,246 at December 31, 2000 and $3,589,873
  at September 30, 2000                                                           320,450,552                  324,702,629
Foreclosed real estate, net                                                            74,079                      445,133
Accrued interest receivable                                                         5,175,993                    5,216,929
Federal Home Loan Bank stock, at cost                                               8,327,600                    8,327,600
Premises and equipment, net                                                         6,557,388                    6,091,741
Excess of cost over net assets acquired                                             3,676,718                    3,767,950
Other assets                                                                        1,556,669                    2,636,986
                                                                     -------------------------    -------------------------

         Total Assets                                                $            504,646,140      $           505,590,430
                                                                     =========================    =========================

Liabilities and Shareholders' Equity

                  Liabilities

Deposits                                                             $            333,979,147      $           318,653,721
Advances from Federal Home Loan Bank                                              123,383,499                  139,738,451
Securities sold under agreements to repurchase                                      3,338,363                    4,254,965
Advances from borrowers for taxes and insurance                                       520,722                      461,514
Accrued interest payable                                                            1,038,564                    1,006,341
Other liabilities                                                                     973,561                    1,440,353
                                                                     -------------------------    -------------------------

         Total Liabilities                                                        463,233,856                  465,555,345
                                                                     -------------------------    -------------------------

                  Shareholders' Equity

Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                                  -                             -
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,429,727 shares outstanding
   at December 31, 2000; 2,957,999 shares issued and
   2,431,574 shares outstanding at September 30, 2000                                  29,580                       29,580
Additional paid-in capital                                                         20,976,107                   20,976,107
Retained earnings - substantially restricted                                       30,694,827                   30,404,386
Accumulated other comprehensive income (loss)                                      (1,449,355)                  (2,553,891)
Treasury stock, 528,272 and 526,425 common shares, at cost,
   at December 31, 2000 and September 30, 2000, respectively                       (8,838,875)                  (8,821,097)
                                                                     -------------------------    -------------------------

         Total Shareholders' Equity                                                41,412,284                   40,035,085
                                                                     -------------------------    -------------------------

         Total Liabilities and Shareholders' Equity                  $            504,646,140      $           505,590,430
                                                                     =========================    =========================

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)


                                                                               Three Months Ended
                                                                                  December 31,
                                                                            2000                1999
                                                                      ---------------     ---------------
Interest and Dividend Income:
       Loans receivable                                               $    7,032,439      $    6,270,059
       Securities available for sale                                       2,652,541           3,003,825
       Dividends on Federal Home Loan Bank stock                             148,204             130,886
                                                                      ---------------     ---------------

             Total interest and dividend income                            9,833,184           9,404,770

Interest Expense:
       Deposits                                                            4,520,175           3,729,522
       FHLB advances and other borrowings                                  2,024,877           2,181,955
                                                                      ---------------     ---------------

             Total interest expense                                        6,545,052           5,911,477
                                                                      ---------------     ---------------

Net interest income                                                        3,288,132           3,493,293

Provision for loan losses                                                    150,000             325,000
                                                                      ---------------     ---------------

Net interest income after provision for loan losses                        3,138,132           3,168,293

Noninterest income:
       Loan fees and deposit service charges                                 276,522             310,617
       Gain (loss) on sales of securities available for sale, net                  -                   -
       Gain (loss) on sales of foreclosed real estate, net                      (457)              3,432
       Brokerage commissions                                                  27,863              36,860
       Other income                                                           32,828              62,274
                                                                      ---------------     ---------------

             Total noninterest income                                        336,756             413,183

Noninterest expense:
       Employee compensation and benefits                                  1,550,573           1,374,296
       Occupancy and equipment expense                                       346,772             297,148
       Federal deposit insurance premium                                      15,964              38,992
       Data processing expense                                                88,721             100,277
       Other expense                                                         473,989             472,500
                                                                      ---------------     ---------------

             Total noninterest expense                                     2,476,019           2,283,213
                                                                      ---------------     ---------------

Income before income taxes                                                   998,869           1,298,263

Income tax expense                                                           392,563             533,583
                                                                      ---------------     ---------------

Net income                                                            $      606,306      $      764,680
                                                                      ===============     ===============

Earnings per common share:
       Basic                                                          $         0.25      $         0.31
                                                                      ---------------     ---------------
       Diluted                                                        $         0.25      $         0.30
                                                                      ---------------     ---------------

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                                                        Three Months Ended
                                                                           December 31,
                                                                      2000               1999
                                                                ---------------    ---------------
Net income                                                      $      606,306     $      764,680

Other comprehensive income (loss):

         Net change in net unrealized gains and losses on
           securities available for sale                             1,759,169         (3,151,332)
         Deferred income tax expense (benefit)                         654,633         (1,171,982)
                                                                ---------------    ---------------

         Total other comprehensive income (loss)                     1,104,536         (1,979,350)
                                                                ---------------    ---------------

Total comprehensive income (loss)                               $    1,710,842     $   (1,214,670)
                                                                ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Three Months Ended December 31, 2000



                                                                    Additional
                                                   Common            Paid-In             Retained
                                                   Stock             Capital             Earnings
                                              ---------------   -----------------    ----------------
Balance at September 30, 2000                 $       29,580    $     20,976,107     $    30,404,386

Cash dividends declared on common
  stock ($0.13 per share)                                  -                   -            (315,865)

Purchase of 1,847 common shares of
  treasury stock                                           -                   -                   -

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $654,633                       -                   -                   -

Net income for the three months ended
  December 31, 2000                                        -                   -             606,306
                                              ---------------   -----------------    ----------------

Balance at December 31, 2000                  $       29,580    $     20,976,107     $    30,694,827
                                              ===============   =================    ================


                                                  Accumulated
                                                     Other
                                                 Comprehensive                             Total
                                                 Income (Loss),         Treasury        Shareholders'
                                                   Net of Tax            Stock             Equity
                                              -------------------   ---------------   ---------------
Balance at September 30, 2000                 $       (2,553,891)   $   (8,821,097)   $   40,035,085

Cash dividends declared on common
  stock ($0.13 per share)                                      -                 -          (315,865)

Purchase of 1,847 common shares of
  treasury stock                                               -           (17,778)          (17,778)

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $654,633                   1,104,536                 -         1,104,536

Net income for the three months ended
  December 31, 2000                                            -                 -           606,306
                                              -------------------   ---------------   ---------------

Balance at December 31, 2000                  $       (1,449,355)   $   (8,838,875)   $   41,412,284
                                              ===================   ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Three Months Ended December 31,
                                                                                            2000                    1999
                                                                                    -------------------     -------------------
Cash flows from operating activities:
     Net income                                                                     $          606,306      $          764,680
     Adjustments to reconcile net income to net cash from operating activities:
        Depreciation, amoritization and accretion, net                                         235,182                 513,308
        Provision for loan losses                                                              150,000                 325,000
        (Gain) loss on sales of foreclosed real estate, net                                        457                  (3,432)
        Proceeds from sales of loans held for sale                                           1,501,909                  65,600
        Originations of loans held for sale                                                 (1,501,909)                (65,600)
        Net change in accrued interest receivable                                               40,936                 472,644
        Net change in other assets                                                             425,758                  29,851
        Net change in accrued interest payable                                                  32,223                   9,214
        Net change in accrued expenses and other liabilities                                  (466,791)                674,533
                                                                                    -------------------     -------------------
              Net cash from operating activities                                             1,024,071               2,785,798

Cash flows from investing activities:
     Proceeds from maturities and principal repayments of
       securities available for sale                                                         2,783,343               2,960,760
     Net change in loans receivable                                                          6,911,142              10,917,556
     Loans purchased                                                                        (2,801,910)            (14,383,504)
     Proceeds from sales of foreclosed real estate                                             404,596                  52,927
     Purchase of premises and equipment, net                                                  (592,722)               (233,289)
                                                                                    -------------------     -------------------
              Net cash from investing activities                                             6,704,449                (685,550)

Cash flows from financing activities:

     Net change in noninterest-bearing demand, savings, NOW, and
       money market demand deposits                                                          5,119,950               3,298,989
     Net change in other time deposits                                                      10,205,475               5,829,534
     Proceeds from advances from Federal Home Loan Bank                                     47,215,000             223,750,000
     Repayments of advances from Federal Home Loan Bank                                    (63,569,952)           (232,005,970)
     Net change in securities sold under agreements to repurchase                             (916,601)               (240,029)
     Net change in advances from borrowers for taxes and insurance                              59,208                  88,615
     Cash dividends paid                                                                      (315,865)               (327,869)
     Proceeds from the exercise of stock options                                                     0                 216,667
     Purchase of treasury stock                                                                (17,778)                (56,250)
                                                                                    -------------------     -------------------
              Net cash from financing activities                                            (2,220,563)                553,687
                                                                                    -------------------     -------------------

Net change in cash and cash equivalents                                                      5,507,957               2,653,935

Cash and cash equivalents at beginning of period                                             6,922,531               5,373,911
                                                                                    -------------------     -------------------

Cash and cash equivalents at end of period                                          $       12,430,488      $        8,027,846
                                                                                    ===================     ===================

Supplemental  disclosure  of cash flow information
   Cash paid during the period for:
        Interest                                                                    $        6,512,829      $        5,902,263
        Income taxes                                                                             9,500                  45,000

Supplemental schedule of non-cash investing and financing activities:

     Loans transferred to foreclosed real estate                                    $           34,000      $          155,367

The accompanying notes are an integral part of these consolidated financial statements.

                         FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal"), Security State Bank ("Security"), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair  presentation  of the results for the periods  reported  have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2000.

2.       EARNINGS PER SHARE

         Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

         A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and nine months ended December 31, 2000 and 1999 is presented below.

                                                       Three Months Ended
                                                           December 31,
                                                      ---------------------
                                                      2000             1999
                                                      ----             ----
         Basic Earnings Per Common Share:
          Numerator:
            Net Income                             $ 606,306        $ 764,680
                                                   =========        =========
          Denominator:
            Weighted average common
                shares outstanding                 2,429,727        2,513,214
            Less: Weighted average
                unallocated ESOP shares                    -         (22,580)
                                                   ---------        ---------
            Weighted average common shares
                outstanding for basic earnings
                per share                          2,429,727        2,490,634
                                                   =========        =========

            Basic earnings per common share        $    0.25        $    0.31
                                                   =========        =========

                                                          Three Months Ended
                                                             December 31,
                                                      ------------------------
                                                         2000           1999
                                                         ----           ----
         Diluted Earnings Per Common Share:
           Numerator:
            Net Income                                $ 606,306      $ 764,680
                                                      =========      =========
           Denominator:
            Weighted average common
                shares outstanding for basic
                earnings per common share             2,429,727      2,490,634
            Add: Dilutive effects of assumed
                exercises of stock options and
                nonvested MRRP shares, net of
                tax benefits                             28,006         51,394
                                                      ---------      ---------
            Weighted average common and
                dilutive potential common
                shares outstanding                    2,457,733      2,542,028
                                                      =========      =========

                Diluted earnings per common share     $    0.25      $    0.30
                                                      =========      =========

3.       COMMITMENTS

         At December 31, 2000 and September 30, 2000, the Company had outstanding commitments to originate and purchase loans totaling $12.7 million and $14.8 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2000, compared to September 30, 2000, and the consolidated results of operations for the three months ended December 31, 2000, compared to the same period in 1999. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2000.

FINANCIAL CONDITION

Total assets decreased by $944,000, or 0.19%, to $504.6 million at December 31, 2000, from $505.6 million at September 30, 2000.

Cash and cash equivalents increased $5.5 million, or 79.7%, to $12.4 million at December 31, 2000, from $6.9 million at September 30, 2000. The increase was primarily due to the accumulation of liquid funds resulting from retail deposit growth during the quarter and repayments on net loans receivable. These funds are held in interest-bearing accounts and will be used to fund anticipated loan growth.

The portfolio of securities available for sale decreased $1.1 million, or .75%, to $146.4 million at December 31, 2000, from $147.5 million at September 30, 2000. The decrease resulted from maturities and principal repayments received during the period, which was partially offset by an adjustment to increase the carrying value of securities available for sale to market value in accordance with SFAS 115.

The portfolio of net loans receivable decreased by $4.2 million, or 1.3%, to $320.5 million at December 31, 2000, from $324.7 million at September 30, 2000. The decrease was due to declines in multi-family residential mortgage loans, commercial real estate loans and single-family residential mortgage loans.

Deposit balances increased by $15.3 million, or 4.8%, to $334.0 million at December 31, 2000, from $318.7 million at September 30, 2000. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, and certificates of deposit in the amounts of $3.0 million, $3.7 million, and $10.2 million, respectively. These increases were partially offset by a $1.6 million decrease in savings accounts.

The balance in advances from the Federal Home Loan Bank of Des Moines decreased by $16.3 million, or 11.7%, to $123.4 million at December 31, 2000 from $139.7 million at September 30, 2000. The decrease in FHLB advances resulted primarily from repayments using funds generated by retail deposit growth during the quarter.

Total shareholders' equity increased $1.4 million, or 3.5%, to $41.4 million at December 31, 2000 from $40.0 million at September 30, 2000. The increase in shareholders' equity was due to earnings during the quarter and a decrease in the unrealized loss on securities available for sale in accordance with SFAS 115.

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

At December 31, 2000, the Company had loans delinquent 30 days and over totaling $3.4 million, or 1.03% of total loans compared to $2.3 million, or .71% of total loans at September 30, 2000.

At December 31, 2000, commercial and multi-family real estate loans delinquent 30 days and over totaled $1.4 million, or 0.42% of the total loan portfolio as compared to $674,000, or 0.21% of total loans at September 30, 2000. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At December 31, 2000, agricultural operating loans delinquent 30 days and over totaled $863,000, or 0.27% of the total loan portfolio as compared to $451,000, or 0.14% of total loans at September 30, 2000. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. The Company's restructured loans (which involved forgiving a portion of the interest or principal on the loan or making loans at a rate materially less than market rates) are included in the table and were performing as agreed at the date shown. Foreclosed assets include assets acquired in settlement of loans.

                                         December 31, 2000    September 30, 2000
                                         -----------------    ------------------
                                                 (Dollars in Thousands)
Non-accruing loans:
     One-to four family                     $     249             $    206
     Commercial and multi-family                   28                    -
     Agricultural real estate                      37                   37
     Consumer                                      47                    -
     Agricultural operating                        69                   17
     Commercial business                           -                    51
                                            ----------            ---------
       Total non-accruing loans                   430                  311

Accruing loans delinquent 90 days or more           -                    -
                                            ----------            ---------
       Total non-performing loans                 430                  311
                                            ----------            ---------

Restructured loans:
     Agricultural operating                       916                  918
     Commercial business                           43                   43
                                            ----------            ---------
       Total  restructured loans                  959                  961
                                            ----------            ---------

Foreclosed assets:
     Commercial real estate                        60                  430
     Consumer                                      14                   15
                                            ----------            ---------
       Total foreclosed assets                     74                  445
         Less: Allowance for losses                 -                    -
                                            ----------            ---------
       Total foreclosed assets, net                74                  445
                                            ----------            ---------

Total non-performing assets                 $   1,463             $  1,717
                                            ==========            =========

Total as a percentage of total assets           0.29%                 0.34%
                                            ==========            =========


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

On the basis of management's review of its loans and other assets, at December 31, 2000, the Company had classified a total of $5.9 million of its assets as substandard, $172,000 as doubtful and none as loss as compared to classifications at September 30, 2000 of $6.1 million substandard, $135,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to uncertain growing conditions for the 2001 growing season and to historically low commodity prices. Near drought conditions exist in a limited portion of the Company's agricultural market area, which has the potential to reduce crop yields in 2001 for these areas. Price levels for grain crops have generally been depressed since mid-1998 and currently remain at historically low levels. Grain crop prices are not expected to increase significantly in the near term. Livestock prices have improved and are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At December 31, 2000, the Company has established an allowance for loan losses totaling $3.7 million. The allowance represents approximately 8.7 times the total non-performing loans at December 31, 2000 as compared to approximately
11.6 times the total non-performing loans at September 30, 2000.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                   (In Thousands)
     Balance, September 30, 2000                       $ 3,590
           Charge-offs                                    (33)
           Recoveries                                       26
           Additions charged to operations                 150
                                                       -------
     Balance, December 31, 2000                        $ 3,733
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

RESULTS OF OPERATIONS

General. For the three months ended December 31, 2000, the Company recorded net income of $606,000 compared to net income of $765,000 for the same period in 1999. The decline in net income was the result of a reduction in net interest income due to a narrowing of net interest margin and, in addition, was due to an increase in noninterest expense resulting from start-up costs associated with the opening of a new office.

Net Interest Income. Net interest income decreased by $205,000, or 5.9%, to $3,288,000 for the three months ended December 31, 2000 from $3,493,000 for the same period in 1999. The decline in net interest income reflects a reduction in net yield on average interest-earning assets between the comparable periods. The net yield on average interest-earning assets for the three months ended December 31, 2000 was 2.69% compared to 2.83% for the comparable period in 1999. The
decline  in  net   interest   income  also   reflects
a reduction in average interest-earning assets during the three months ended December 31, 2000 compared to the same period in 1999.

Provision for Loan Losses. For the three-month period ended December 31, 2000, the provision for loan losses was $150,000 compared to $325,000 for the same period in 1999. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against currently anticipated losses from the loan portfolio.

Noninterest Income. Noninterest income decreased $76,000, 18.4%, to $337,000 for the three months ended December 31, 2000 from $413,000 for the same period in 1999. The decrease in noninterest income reflects a reduction in fees collected from the origination and purchase of loans, and a reduction in service charges collected on deposit accounts during the comparable periods.

Noninterest Expense. Noninterest expense increased $193,000, or 8.5%, to $2,476,000 for the three months ended December 31, 2000, from $2,283,000 for the same period in 1999. The increase in noninterest expense reflects the costs associated with opening a new office in Sioux Falls, South Dakota, which opened in a temporary facility in September 2000. In addition, increased occupancy and equipment expense reflects the Company's on-going effort to maintain and enhance its technology systems for the efficient delivery of products and customer service.

Income Tax Expense. Income tax expense was $393,000 for the three months ended December 31, 2000 compared to $534,000 for the same period in 1999. The decrease reflects the decrease in the level of taxable income between the comparable periods.

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

Federal regulations require First Federal to maintain minimum levels of liquid assets. Currently, First Federal is required to maintain liquid assets of at least 4% of the average daily balance of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and obligations, unless otherwise pledged. First Federal has historically maintained its liquidity ratio at levels in excess of those required. First Federal's regulatory liquidity ratios at December 31, 2000 and September 30, 2000, were 9.8% and 8.7%, respectively.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2000, the Company had commitments to originate and purchase loans totaling $12.7 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at December 31, 2000 which, at that date, exceeded the capital adequacy requirements:


                                                                                                              Minimum
                                                                                                         Requirement to Be
                                                                                   Minimum                Well Capitalized
                                                                               Requirement For              Under Prompt
                                                                               Capital Adequacy           Corrective Action
                                                               Actual              Purposes                  Provisions
                                                               ------              --------                  ----------
At December 31, 2000                                      Amount    Ratio     Amount       Ratio         Amount        Ratio
--------------------                                      ------    -----     ------       -----         ------        -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                    $36,452    12.1%     $24,033       8.0%        $30,041         10.0%
        Security                                           4,343    14.6        2,382       8.0           2,978         10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                     32,928    11.0       12,016       4.0          18,024         6.0
        Security                                           4,031    13.5        1,191       4.0           1,787         6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                     32,928    7.2        18,269       4.0          22,837         5.0
        Security                                           4,031    8.8         1,834       4.0           2,292         5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                     32,928    7.2        18,264       4.0          22,830         5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2000, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

Presented below, as of December 31, 2000 and September 30, 2000, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV is generally more sensitive to increasing rate changes than declining rates. This occurs primarily because, as rates rise, the market value of the Company's fixed-rate loans and mortgage-backed securities declines due both to the interest rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans and mortgage-backed securities because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling interest rate scenarios.

                                         At December 31, 2000        At September 30, 2000
 Change in Interest Rates   Board Limit  --------------------        ---------------------
     (Basis Points)          % Change    $ Change    % Change        $ Change     % Change
     --------------          --------    --------    --------        --------     --------
                                         (Dollars in Thousands)
        +200 bp               (40)%      $(5,575)      (14)%         $(7,202)       (18)%
        +100 bp               (25)        (2,488)       (6)           (3,323)        (8)
           0 bp                 -             -          -                -           -
        -100 bp               (10)           104         0             2,659          6
        -200 bp               (15)        (2,029)       (5)            1,657          4

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

                                     FIRST MIDWEST FINANCIAL, INC.



Date:   February 14, 2001       By: /s/ James S. Haahr
      --------------------          --------------------------------------------
                                    James S. Haahr, Chairman of the Board,
                                    President and Chief Executive Officer

Date:   February 14, 2001       By: /s/ Donald J. Winchell
      --------------------          --------------------------------------------
                                    Donald J. Winchell, Senior Vice President,
                                    Treasurer and Chief Financial Officer