Form 10-Q
period 2001-03-31
FIRST MIDWEST FINANCIAL INC
filed 2001-05-15
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140


                          FIRST MIDWEST FINANCIAL, INC.
                          -----------------------------
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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:                                 Outstanding at May 11, 2001:
Common Stock, $.01 par value                      2,429,727 Common Shares

Transitional Small Business Disclosure Format:       Yes ____;   No   X

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                     Page No.
                                                                                     --------

Part I.   Financial Information
-------------------------------
      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at March 31, 2001 and September 30, 2000                           3

                  Consolidated Statements of Income for the
                    Three Months and Six Months Ended March 31, 2001 and 2000          4

                  Consolidated Statements of Comprehensive Income (Loss)
                    for the Three Months and Six Months Ended
                    March 31, 2001 and 2000                                            5

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Six Months Ended March 31, 2001                     6

                  Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 2001 and 2000                           7

                  Notes to Consolidated Financial Statements                           8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               10

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk           17


Part II.  Other Information                                                           19
---------------------------


      Signatures                                                                      20
      ----------

Part I.  Financial Information
Item I.  Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)


                                                                               March 31, 2001    September 30, 2000
                                                                               --------------    ------------------
Assets
Cash and due from banks                                                        $     906,045       $     984,937
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                                    15,610,614           5,937,594
                                                                               -------------       -------------
      Total cash and cash equivalents                                             16,516,659           6,922,531
Securities available for sale, amortized cost
   of $146,128,897 at March 31, 2001 and
   $151,547,919 at September 30, 2000                                            145,500,450         147,478,931
Loans receivable - net of allowance for loan losses
  of $3,745,553 at March 31, 2001 and $3,589,873
  at September 30, 2000                                                          323,046,106         324,702,629
Foreclosed real estate, net                                                           60,305             445,133
Accrued interest receivable                                                        4,210,126           5,216,929
Federal Home Loan Bank stock, at cost                                              8,327,600           8,327,600
Premises and equipment, net                                                        7,526,530           6,091,741
Excess of cost over net assets acquired                                            3,585,485           3,767,950
Other assets                                                                       1,033,532           2,636,986
                                                                               -------------       -------------

         Total Assets                                                          $ 509,806,793       $ 505,590,430
                                                                               =============       =============

Liabilities and Shareholders' Equity

                      Liabilities

Deposits                                                                       $ 339,655,672       $ 318,653,721
Advances from Federal Home Loan Bank                                             121,859,932         139,738,451
Securities sold under agreements to repurchase                                     3,199,906           4,254,965
Advances from borrowers for taxes and insurance                                      482,218             461,514
Accrued interest payable                                                           1,211,784           1,006,341
Other liabilities                                                                  1,182,158           1,440,353
                                                                               -------------       -------------

         Total Liabilities                                                       467,591,670         465,555,345
                                                                               -------------       -------------

                Shareholders' Equity

Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                                --                  --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,429,727 shares outstanding
   at March 31, 2001; 2,957,999 shares issued and
   2,431,574 shares outstanding at September 30, 2000                                 29,580              29,580
Additional paid-in capital                                                        20,976,107          20,976,107
Retained earnings - substantially restricted                                      30,801,464          30,404,386
Accumulated other comprehensive income (loss)                                       (393,153)         (2,553,891)
Unearned Employee Stock Ownership Plan shares                                       (360,000)               --
Treasury stock, 528,272 and 526,425 common shares, at cost,
   at March 31, 2001 and September 30, 2000, respectively                         (8,838,875)         (8,821,097)
                                                                               -------------       -------------

         Total Shareholders' Equity                                               42,215,123          40,035,085
                                                                               -------------       -------------

         Total Liabilities and Shareholders' Equity                            $ 509,806,793       $ 505,590,430
                                                                               =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                            Three Months Ended             Six Months Ended
                                                                                 March 31,                      March 31,
                                                                           2001            2000            2001             2000
                                                                       ------------    ------------    ------------    ------------
Interest and Dividend Income:
        Loans receivable                                               $  6,705,397    $  6,433,856    $ 13,737,836    $ 12,703,915
        Securities available for sale                                     2,634,911       2,977,174       5,287,452       5,980,999
        Dividends on Federal Home Loan Bank stock                           117,569         133,998         265,773         264,884
                                                                       ------------    ------------    ------------    ------------

              Total interest and dividend income                          9,457,877       9,545,028      19,291,061      18,949,798

Interest Expense:
        Deposits                                                          4,496,363       3,781,058       9,016,538       7,510,580
        FHLB advances and other borrowings                                1,852,656       2,210,759       3,877,533       4,392,714
                                                                       ------------    ------------    ------------    ------------

              Total interest expense                                      6,349,019       5,991,817      12,894,071      11,903,294
                                                                       ------------    ------------    ------------    ------------

Net interest income                                                       3,108,858       3,553,211       6,396,990       7,046,504

Provision for loan losses                                                   120,000         270,000         270,000         595,000
                                                                       ------------    ------------    ------------    ------------

Net interest income after provision for loan losses                       2,988,858       3,283,211       6,126,990       6,451,504

Noninterest income:
        Loan fees and deposit service charges                               316,180         269,710         592,702         580,327
        Gain (loss) on sales of securities available for sale, net         (131,250)         (5,000)       (131,250)         (5,000)
        Gain (loss) on sales of foreclosed real estate, net                   7,132         (17,322)          6,675         (13,890)
        Brokerage commissions                                                15,041          32,808          42,904          69,668
        Other income                                                         16,951          35,963          49,779          98,237
                                                                       ------------    ------------    ------------    ------------

              Total noninterest income                                      224,054         316,159         560,810         729,342

Noninterest expense:
        Employee compensation and benefits                                1,651,614       1,459,504       3,202,187       2,833,800
        Occupancy and equipment expense                                     377,860         328,147         724,632         625,296
        Federal deposit insurance premium                                    15,755          18,284          31,719          57,276
        Data processing expense                                             117,552         113,957         206,273         214,234
        Other expense                                                       553,091         455,036       1,027,080         927,535
                                                                       ------------    ------------    ------------    ------------

              Total noninterest expense                                   2,715,872       2,374,928       5,191,891       4,658,141
                                                                       ------------    ------------    ------------    ------------

Income before income taxes                                                  497,040       1,224,442       1,495,909       2,522,705

Income tax expense                                                           87,913         463,695         480,476         997,278
                                                                       ------------    ------------    ------------    ------------

Net income                                                             $    409,127    $    760,747    $  1,015,433    $  1,525,427
                                                                       ============    ============    ============    ============

Earnings per common share:
        Basic                                                          $       0.17    $       0.31    $       0.42    $       0.62
                                                                       ------------    ------------    ------------    ------------
        Diluted                                                        $       0.17    $       0.30    $       0.41    $       0.60
                                                                       ------------    ------------    ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                                                     Three Months Ended           Six Months Ended
                                                                          March 31,                   March 31,
                                                                     2001          2000           2001          2000
                                                                 -----------   -----------    -----------   -----------
Net income                                                       $   409,127   $   760,747    $ 1,015,433   $ 1,525,427

Other comprehensive income (loss):
          Net change in net unrealized gains and losses on
            securities available for sale                          1,681,372       (31,413)     3,440,541    (3,182,745)
          Deferred income tax expense (benefit)                      625,170       (11,717)     1,279,803    (1,183,699)
                                                                 -----------   -----------    -----------   -----------

          Total other comprehensive income (loss)                  1,056,202       (19,696)     2,160,738    (1,999,046)
                                                                 -----------   -----------    -----------   -----------

Total comprehensive income (loss)                                $ 1,465,329   $   741,051    $ 3,176,171   $  (473,619)
                                                                 ===========   ===========    ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.


                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Six Months Ended March 31, 2001


                                                                                                          Accumulated
                                                                                                             Other
                                                                     Additional                          Comprehensive
                                                     Common           Paid-In            Retained        Income (Loss),
                                                      Stock           Capital            Earnings         Net of Tax
                                                 --------------    -------------      -------------     --------------
Balance at September 30, 2000                   $        29,580   $   20,976,107     $   30,404,386    $    (2,553,891)

Purchase of 30,000 shares by ESOP                             -                -                  -                  -

Cash dividends declared on common
  stock ($0.26 per share)                                     -                -           (618,355)                 -

Purchase of 1,847 common shares of
  treasury stock                                              -                -                  -                  -

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $1,279,803                        -                -                  -          2,160,738

Net income for the six months ended
  March 31, 2001                                              -                -          1,015,433                  -
                                                ----------------  ---------------    ---------------   ----------------

Balance at March 31, 2001                       $        29,580   $   20,976,107     $   30,801,464    $      (393,153)
                                                ================  ===============    ===============   ================


                                                   Unearned
                                                   Employee
                                                     Stock
                                                   Ownership                              Total
                                                     Plan             Treasury         Shareholders'
                                                    Shares             Stock              Equity
                                                --------------     -------------      -------------
Balance at September 30, 2000                  $             -    $   (8,821,097)    $   40,035,085

Purchase of 30,000 shares by ESOP                     (360,000)                -           (360,000)

Cash dividends declared on common
  stock ($0.26 per share)                                    -                 -           (618,355)

Purchase of 1,847 common shares of
  treasury stock                                             -           (17,778)           (17,778)

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $1,279,803                       -                 -          2,160,738

Net income for the six months ended
  March 31, 2001                                             -                 -          1,015,433
                                               ----------------   ---------------    ---------------

Balance at March 31, 2001                      $      (360,000)   $   (8,838,875)    $   42,215,123
                                               ================   ===============    ===============


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                    Six Months Ended March 31,
                                                                                      2001              2000
                                                                                  -------------    -------------

Cash flows from operating activities:
     Net income                                                                   $   1,015,433    $   1,525,427
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation, amoritization and accretion, net                                 496,967          858,989
         Provision for loan losses                                                      270,000          595,000
         (Gain) loss on sales of securities available for sale, net                     131,250            5,000
         (Gain) loss on sales of foreclosed real estate, net                             (6,675)          13,890
         Proceeds from sales of loans held for sale                                   4,957,253          504,567
         Originations of loans held for sale                                         (4,957,253)        (504,567)
         Net change in accrued interest receivable                                    1,006,803        1,113,458
         Net change in other assets                                                     322,978         (103,172)
         Net change in accrued interest payable                                         205,443          114,630
         Net change in accrued expenses and other liabilities                          (258,195)         135,562
                                                                                  -------------    -------------
               Net cash from operating activities                                     3,184,004        4,258,784

Cash flows from investing activities:
     Purchase of securities available for sale                                             --           (515,000)
     Purchase of Federal Home Loan Bank stock                                              --            (42,500)
     Proceeds from sales of securities available for sale                                  --            495,000
     Proceeds from maturities and principal repayments of
       securities available for sale                                                  5,175,181        5,191,969
     Net change in loans receivable                                                   9,479,973       21,968,151
     Loans purchased                                                                 (8,061,895)     (28,598,055)
     Proceeds from sales of foreclosed real estate                                      425,503          277,676
     Purchase of shares by ESOP                                                        (360,000)            --
     Purchase of premises and equipment, net                                         (1,701,581)      (1,197,900)
                                                                                  -------------    -------------
               Net cash from investing activities                                     4,957,181       (2,420,659)

Cash flows from financing activities:
     Net change in noninterest-bearing demand, savings, NOW, and
       money market demand deposits                                                   5,113,763        1,026,441
     Net change in other time deposits                                               15,888,188        7,419,450
     Proceeds from advances from Federal Home Loan Bank                              51,265,000      404,800,000
     Repayments of advances from Federal Home Loan Bank                             (69,143,520)    (413,665,366)
     Net change in securities sold under agreements to repurchase                    (1,055,059)         (58,738)
     Net change in advances from borrowers for taxes and insurance                       20,704           56,906
     Cash dividends paid                                                               (618,355)        (645,326)
     Proceeds from the exercise of stock options                                           --            363,335
     Purchase of treasury stock                                                         (17,778)      (1,478,507)
                                                                                  -------------    -------------
               Net cash from financing activities                                     1,452,943       (2,181,805)
                                                                                  -------------    -------------

Net change in cash and cash equivalents                                               9,594,128         (343,680)

Cash and cash equivalents at beginning of period                                      6,922,531        5,373,911
                                                                                  -------------    -------------

Cash and cash equivalents at end of period                                        $  16,516,659    $   5,030,231
                                                                                  =============    =============

Supplemental disclosure of cash flow information
     Cash paid during the period for:
         Interest                                                                 $  12,668,628    $  11,788,664
         Income taxes                                                                   446,266          945,904

Supplemental schedule of non-cash investing and financing activities:
     Loans transferred to foreclosed real estate                                  $      34,000    $     766,935


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

         A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and six months ended March 31, 2001 and 2000 is presented below.


                                                    Three Months Ended                     Six Months Ended
                                                        March 31,                              March 31,
                                                        ---------                              ---------
                                                  2001             2000                 2001                2000
                                                  ----             ----                 ----                ----
Basic Earnings Per Common Share:
Numerator:
   Net Income                                $   409,127         $   760,747         $ 1,015,433         $ 1,525,427
                                             ===========         ===========         ===========         ===========
 Denominator:
   Weighted average common
       shares outstanding                      2,429,727           2,482,787           2,429,727           2,498,084
   Less: Weighted average
       unallocated ESOP shares                    (3,333)            (15,080)             (1,648)            (18,851)
                                             -----------         -----------         -----------         -----------
   Weighted average common shares
       outstanding for basic earnings
       per share                               2,426,394           2,467,707           2,428,079           2,479,233
                                             ===========         ===========         ===========         ===========

   Basic earnings per common share           $      0.17         $      0.31         $      0.42         $      0.62
                                             ===========         ===========         ===========         ===========

                                                       Three Months Ended                    Six Months Ended
                                                            March 31,                            March 31,
                                                            ---------                            ---------
                                                     2001              2000               2001               2000
                                                     ----              ----               ----               ----
Diluted Earnings Per Common Share:
  Numerator:
   Net Income                                     $  409,127         $  760,747         $1,015,433         $1,525,427
                                                  ==========         ==========         ==========         ==========
  Denominator:
   Weighted average common
       shares outstanding for basic
       earnings per common share                   2,426,394          2,467,707          2,428,079          2,479,233
   Add: Dilutive effects of assumed
       exercises of stock options and
       nonvested MRRP shares, net of
       tax benefits                                   45,672             42,710             38,825             52,633
                                                  ----------         ----------         ----------         ----------
   Weighted average common and
       dilutive potential common
       shares outstanding                          2,472,066          2,510,417          2,466,904          2,531,866
                                                  ==========         ==========         ==========         ==========

       Diluted earnings per common share          $     0.17         $     0.30         $     0.41         $     0.60
                                                  ==========         ==========         ==========         ==========


3.       COMMITMENTS

         At March 31, 2001 and September 30, 2000, the Company had outstanding commitments to originate and purchase loans totaling $12.0 million and $14.8 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2001, compared to September 30, 2000, and the consolidated results of operations for the three months and six months ended March 31, 2001, compared to the same periods in 2000. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2000.

FINANCIAL CONDITION

Total assets increased by $4.2 million, or 0.83%, to $509.8 million at March 31, 2001, from $505.6 million at September 30, 2000.

Cash and cash equivalents increased $9.6 million, or 139.1%, to $16.5 million at March 31, 2001, from $6.9 million at September 30, 2000. The increase was primarily due to the accumulation of liquid funds resulting from retail deposit growth and repayments on loans receivable and mortgage-backed securities during the period. These funds are held in interest-bearing accounts and will be used to fund anticipated loan growth.

The portfolio of securities available for sale decreased $2.0 million, or 1.4%, to $145.5 million at March 31, 2001, from $147.5 million at September 30, 2000. The decrease resulted from maturities and principal repayments received during the period, which was partially offset by an adjustment to increase the carrying value of securities available for sale to market value in accordance with SFAS 115.

The portfolio of net loans receivable decreased by $1.7 million, or .52%, to $323.0 million at March 31, 2001, from $324.7 million at September 30, 2000. The decrease was due primarily to a seasonal decline in agricultural-related loans, which declined approximately $2.5 million during the period.

Deposit balances increased by $21.0 million, or 6.6%, to $339.7 million at March 31, 2001, from $318.7 million at September 30, 2000. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, and certificates of deposit in the amounts of $1.5 million, $4.7 million, and $15.9 million, respectively. These increases were partially offset by a $1.1 million decrease in savings accounts.

The balance in advances from the Federal Home Loan Bank of Des Moines decreased by $17.8 million, or 12.7%, to $121.9 million at March 31, 2001, from $139.7 million at September 30, 2000. The decrease in FHLB advances resulted primarily from repayments using funds generated by retail deposit growth during the period.

Total shareholders' equity increased $2.2 million, or 5.5%, to $42.2 million at March 31, 2001, from $40.0 million at September 30, 2000. The increase in shareholders' equity was due to earnings during the period in excess of dividends paid to shareholders and to a decrease in the unrealized loss on securities available for sale in accordance with SFAS 115.

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

At March 31, 2001, the Company had loans delinquent 30 days and over totaling $9.4 million, or 2.9% of total loans compared to $2.3 million, or .71% of total loans at September 30, 2000.

At March 31, 2001, commercial and multi-family real estate loans delinquent 30 days and over totaled $4.6 million, or 1.4% of the total loan portfolio as compared to $674,000, or 0.21% of total loans at September 30, 2000. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At March 31, 2001, agricultural operating loans delinquent 30 days and over totaled $2.9 million, or 0.89% of the total loan portfolio as compared to $451,000, or 0.14% of total loans at September 30, 2000. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                                  March 31, 2001         September 30, 2000
                                                  --------------         ------------------
                                                          (Dollars in Thousands)
Non-accruing loans:
     One-to four family                               $  131                   $  206
     Commercial and multi-family                         916                       --
     Agricultural real estate                             --                       37
     Consumer                                             45                       --
     Agricultural operating                              844                       17
     Commercial business                                 310                       51
                                                      ------                   ------
       Total non-accruing loans                        2,246                      311

Accruing loans delinquent 90 days or more                 --                       --
                                                      ------                   ------
       Total non-performing loans                      2,246                      311
                                                      ------                   ------

Restructured loans:
     Agricultural operating                              916                      918
     Commercial business                                 183                       43
                                                      ------                   ------
       Total  restructured loans                       1,099                      961
                                                      ------                   ------

Foreclosed assets:
     Commercial real estate                               60                      430
     Consumer                                             --                       15
                                                      ------                   ------
       Total foreclosed assets                            60                      445
         Less: Allowance for losses                       --                       --
                                                      ------                   ------
       Total foreclosed assets, net                       60                      445
                                                      ------                   ------

Total non-performing assets                           $3,405                   $1,717
                                                      ======                   ======

Total non-performing loans as a percentage
  of total loans                                        0.69%                    0.09%
                                                      ======                   ======

Total non-performing assets as a percentage
  of total assets                                       0.67%                    0.34%
                                                      ======                   ======

Non-accruing loans at March 31, 2001 include a commercial real estate loan in the amount of $889,000 secured by a nursing home, an agricultural operating loan in the amount of $775,000 secured by livestock and land, and a commercial business loan in the amount of $310,000 secured by two car wash facilities. Management feels the underlying collateral is adequate to protect the Company against material loss on these loans.

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

On the basis of management's review of its loans and other assets, at March 31, 2001, the Company had classified a total of $5.5 million of its assets as substandard, $170,000 as doubtful and none as loss as compared to classifications at September 30, 2000 of $6.1 million substandard, $135,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to uncertain growing conditions for the 2001 growing season and to historically low commodity prices. Although growing conditions appear to be favorable for the 2001 growing season, near drought conditions last year in a limited portion of the Company's agricultural market area have the potential to reduce crop yields for these areas. Price levels for grain crops have generally been depressed since mid-1998 and currently remain at historically low levels. Grain crop prices are not expected to increase significantly in the near term. Livestock prices have improved and are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At March 31, 2001, the Company has established an allowance for loan losses totaling $3.7 million. The allowance represents approximately 1.7 times the total non-performing loans at March 31, 2001 compared to approximately 11.6 times the total non-performing loans at September 30, 2000.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:

                                                    (In Thousands)
     Balance, September 30, 2000                        $ 3,590
           Charge-offs                                    (145)
           Recoveries                                        31
           Additions charged to operations                  270
                                                        -------

     Balance, March 31, 2001                            $ 3,746
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

RESULTS OF OPERATIONS

General. For the three months ended March 31, 2001, the Company recorded net income of $409,000 compared to net income of $761,000 for the same period in 2000. For the six months ended March 31, 2001, net income was $1,015,000 compared to $1,525,000 for the same period in 2000. The decline in net income in both periods was the result of a reduction in net interest income due to a narrowing of net interest margins. In addition, net income was reduced due to increased noninterest expense resulting from start-up costs associated with the opening of a new office and costs associated with a data processing conversion at the Company's Security State Bank subsidiary.

Net Interest Income. Net interest income decreased by $444,000, or 12.5%, to $3,109,000 for the three months ended March 31, 2001 from $3,553,000 for the same period in 2000. For the six months ended March 31, 2001, net interest income decreased $650,000, or 9.2%, to $6,397,000 from $7,047,000 for the same period in 2000. The decline in net interest income reflects a reduction in net yield on average interest-earning assets between the comparable periods. The net yield on average interest-earning assets for the six months ended March 31, 2001 was 2.60% compared to 2.85% for the comparable period in 2000. The decline in net interest income also reflects a reduction in average interest-earning assets during the three-month and six-month periods ended March 31, 2001 compared to the same periods in 2000.

Provision for Loan Losses. For the three months ended March 31, 2001, the provision for loan losses was $120,000 compared to $270,000 for the same period in 2000. For the six months ended March 31, 2001, the provision for loan losses was $270,000 compared to $595,000 for the same period in 2000. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against currently anticipated losses from the loan portfolio.

Noninterest Income. Noninterest income decreased $92,000, 29.1%, to $224,000 for the three months ended March 31, 2001 from $316,000 for the same period in 2000. For the six months ended March 31, 2001, noninterest income decreased $168,000, or 23.0%, to $561,000 from $729,000 for the same period in 2000. The decrease for both periods was due primarily to the write-down in carrying value of an investment security as a result of a permanent decline in its market value.

Noninterest Expense. Noninterest expense increased $341,000, or 14.4%, to $2,716,000 for the three months ended March 31, 2001, from $2,375,000 for the same period in 2000. For the six months ended March 31, 2001, noninterest expense increased $534,000, or 11.5%, to $5,192,000 from $4,658,000 for the same period in 2000. The increase for both periods reflects the costs associated with opening a new office in Sioux Falls, South Dakota, which opened in a temporary facility in September 2000. Construction of a permanent facility was completed on schedule, and the move to the new office was made in April 2001. Noninterest expense was also increased due to costs associated with a data processing conversion at the Company's Security State Bank subsidiary. This conversion will provide on-going efficiencies as a consistent data processing system is now in use throughout the Company. In addition, increased occupancy and equipment expense reflects the Company's on-going effort to enhance its technology systems for the efficient delivery of products and customer service.

Income Tax Expense. Income tax expense was $88,000 for the three months ended March 31, 2001 compared to $464,000 for the same period in 2000. For the six months ended March 31, 2001, income tax expense was $480,000 compared to $997,000 for the same period in 2000. The decrease for both periods reflects the decrease in the level of taxable income between the comparable periods. In addition, the decrease in income tax expense reflects the resolution of a tax contingency in the net amount of $117,000.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2001, the Company had commitments to originate and purchase loans totaling $12.0 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

On April 4, 2001, the Company entered into an agreement to purchase an existing building located at 3401 Ingersoll Avenue, Des Moines, Iowa. The building will be used as an additional branch office facility, which is scheduled to open for business in November 2001. The source of funds for capital improvements of this type is from the normal operations of the Company.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at March 31, 2001 which, at that date, exceeded the capital adequacy requirements:

                                                                                                          Minimum Requirement
                                                                                                              To Be Well
                                                                                 Minimum Requirement       Capitalized Under
                                                                                 For Capital Adequacy      Prompt Corrective
                                                                  Actual                Purposes           Action Provisions
                                                                  ------                --------           -----------------
At March 31, 2001                                          Amount        Ratio     Amount      Ratio     Amount        Ratio
-----------------                                          ------        -----     ------      -----     ------        -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                     $35,515        11.8%    $24,102       8.0%    $30,128        10.0%
        Security                                            4,313        15.1       2,288       8.0       2,860        10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                      32,004        10.6      12,051       4.0      18,077         6.0
        Security                                            3,991        14.0       1,144       4.0       1,716         6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                      32,004         6.9      18,427       4.0      23,034         5.0
        Security                                            3,991         9.0       1,779       4.0       2,224         5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                      32,004         7.0      18,350       4.0      22,937         5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2001, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

Presented below, as of March 31, 2001 and September 30, 2000, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at March 31, 2001 is somewhat more sensitive to decreasing interest rate changes than to increasing rates. This is a change from September 30, 2000, when the Company's NPV was more sensitive to increasing interest rates. The change reflects management's effort to modify the Company's interest rate sensitivity in light of a significant decline in interest rates during the past few months. With interest rates at historically low levels, management feels there is less risk from interest rates declining substantially from current levels than from the potential increase in interest rates.

 Change in Interest Rates         Board Limit          At March 31, 2001             At September 30, 2000
       (Basis Points)              % Change         $ Change        % Change        $  Change       % Change
       --------------              --------         --------        --------        ---------       --------
                                             (Dollars in Thousands)
          +200 bp                   (40)%          $ (5,126)          (13)%         $ (7,202)          (18)%
          +100 bp                   (25)             (2,029)           (5)            (3,323)           (8)
             0 bp                     -                   -             -                  -             -
          -100 bp                   (10)             (1,805)           (5)             2,659             6
          -200 bp                   (15)             (6,937)          (18)             1,657             4

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

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on January 22, 2001. At the meeting, shareholders of the Company considered and voted upon the following matter:

          1. The election of the following individuals as directors for a three-year term:

                           E. Wayne Cooley
                           J. Tyler Haahr

               The results of the election of directors are as follows:

                                                               Votes
                                                               -----
                                                     In Favor         Withheld
                                                     --------         --------
                           E. Wayne Cooley           2,096,294         83,079
                           J. Tyler Haahr            2,106,433         72,940

               There were no broker non-votes or abstentions on this proposal.

               The following directors' terms of office continued after the meeting:

                           E. Thurman Gaskill
                           Rodney G. Muilenburg
                           James S. Haahr
                           G. Mark Mickelson
                           Jeanne Partlow

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               First Midwest Financial, Inc. filed Form 8-K dated February 26, 2001 to report the issuance of a press release announcing the declaration of a regular cash dividend to shareholders and the authorization for the purchase of shares by the Trustee of the Company's Employee Stock Ownership Plan.


All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST MIDWEST FINANCIAL, INC.



Date: May 15, 2001                By:    /s/ James S. Haahr
      ------------                   ------------------------------------------
                                     James S. Haahr, Chairman of the Board,
                                      President and Chief Executive Officer



Date: May 15, 2001                By:    /s/ Donald J. Winchell
      ------------                   ------------------------------------------
                                     Donald J. Winchell, Senior Vice President,
                                      Treasurer and Chief Financial Officer