Form 10-Q
period 2001-06-30
FIRST MIDWEST FINANCIAL INC
filed 2001-08-09
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140


                          FIRST MIDWEST FINANCIAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                42-1406262
               --------                                ----------
 (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                  Identification No.)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:                                Outstanding at August 9, 2001:
----------------------------                   ------------------------------
Common Stock, $.01 par value                      2,429,727 Common Shares

Transitional Small Business Disclosure Format:    Yes  [   ]      ; No   [ X ]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I.   Financial Information

      Item 1. Financial Statements (unaudited):

              Consolidated Balance Sheets
                at June 30, 2001 and September 30, 2000                        3

              Consolidated Statements of Income for the
                Three Months and Nine Months Ended June 30, 2001 and 2000      4

              Consolidated Statements of Comprehensive Income (Loss)
                for the Three Months and Nine Months Ended
                June 30, 2001 and 2000                                         5

              Consolidated Statement of Changes in Shareholders'
                Equity for the Nine Months Ended June 30, 2001                 6

              Consolidated Statements of Cash Flows for the
                Nine Months Ended June 30, 2001 and 2000                       7

              Notes to Consolidated Financial Statements                       8

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           11

      Item 3. Quantitative and Qualitative Disclosure About Market Risk       18


Part II.  Other Information                                                   20
---------------------------


      Signatures                                                              21
      ----------

Part I.   Financial Information
Item I.  Financial Statements

                                  FIRST MIDWEST FINANCIAL, INC.
                                         AND SUBSIDIARIES
                             Consolidated Balance Sheets (Unaudited)

                                                                June 30, 2001   September 30, 2000
                                                                -------------   ------------------
Assets
Cash and due from banks                                         $   1,145,435      $     984,937
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                      6,046,399          5,937,594
                                                                -------------      -------------
      Total cash and cash equivalents                               7,191,834          6,922,531
Securities available for sale, amortized cost
   of $152,327,299 at June 30, 2001 and $151,547,919
   at September 30, 2000                                          151,613,687        147,478,931
Loans receivable - net of allowance for loan losses
  of $3,935,607 at June 30, 2001 and $3,589,873
  at September 30, 2000                                           336,338,179        324,702,629
Foreclosed real estate, net                                            16,920            445,133
Accrued interest receivable                                         4,332,234          5,216,929
Federal Home Loan Bank stock, at cost                               8,327,600          8,327,600
Premises and equipment, net                                         9,329,910          6,091,741
Excess of cost over net assets acquired                             3,494,252          3,767,950
Other assets                                                        1,127,212          2,636,986
                                                                -------------      -------------
         Total Assets                                           $ 521,771,828      $ 505,590,430
                                                                =============      =============


Liabilities and Shareholders' Equity
                    Liabilities
Deposits                                                        $ 336,813,416      $ 318,653,721
Advances from Federal Home Loan Bank                              123,582,703        139,738,451
Securities sold under agreements to repurchase                     15,660,555          4,254,965
Advances from borrowers for taxes and insurance                       536,902            461,514
Accrued interest payable                                              888,839          1,006,341
Other liabilities                                                   1,921,693          1,440,353
                                                                -------------      -------------
         Total Liabilities                                        479,404,108        465,555,345
                                                                -------------      -------------

                Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                 --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,429,727 shares outstanding
   at June 30, 2001; 2,957,999 shares issued and
   2,431,574 shares outstanding at September 30, 2000                  29,580             29,580
Additional paid-in capital                                         20,970,167         20,976,107
Retained earnings - substantially restricted                       30,941,945         30,404,386
Accumulated other comprehensive income (loss)                        (447,097)        (2,553,891)
Unearned Employee Stock Ownership Plan shares                        (288,000)              --
Treasury stock, 528,272 and 526,425 common shares, at cost,
   at June 30, 2001 and September 30, 2000, respectively           (8,838,875)        (8,821,097)
                                                                -------------      -------------

         Total Shareholders' Equity                                42,367,720         40,035,085
                                                                -------------      -------------

         Total Liabilities and Shareholders' Equity             $ 521,771,828      $ 505,590,430
                                                                =============      =============



The accompanying notes are an integral part of these consolidated financial statements.

                                                    FIRST MIDWEST FINANCIAL, INC.
                                                          AND SUBSIDIARIES
                                            Consolidated Statements of Income (Unaudited)


                                                                          Three Months Ended                 Nine Months Ended
                                                                               June 30,                          June 30,
                                                                         2001             2000             2001             2000
                                                                    ------------     ------------     ------------     ------------
Interest and Dividend Income:
      Loans receivable                                              $  6,795,761     $  6,580,011     $ 20,533,597     $ 19,283,926
      Securities available for sale                                    2,412,519        2,952,330        7,699,971        8,933,329
      Dividends on Federal Home Loan Bank stock                           94,860          139,742          360,633          404,626
                                                                    ------------     ------------     ------------     ------------

            Total interest and dividend income                         9,303,140        9,672,083       28,594,201       28,621,881

Interest Expense:
      Deposits                                                         4,372,210        3,910,112       13,388,748       11,420,692
      FHLB advances and other borrowings                               1,878,528        2,354,061        5,756,062        6,746,775
                                                                    ------------     ------------     ------------     ------------

            Total interest expense                                     6,250,738        6,264,173       19,144,810       18,167,467
                                                                    ------------     ------------     ------------     ------------

Net interest income                                                    3,052,402        3,407,910        9,449,391       10,454,414

Provision for loan losses                                                200,000          400,000          470,000          995,000
                                                                    ------------     ------------     ------------     ------------

Net interest income after provision for loan losses                    2,852,402        3,007,910        8,979,391        9,459,414

Noninterest income:
      Loan fees and deposit service charges                              444,921          370,991        1,037,623          951,318
      Gain (loss) on sales of securities available for sale, net          70,975       (1,017,524)         (60,275)      (1,022,524)
      Gain (loss) on sales of foreclosed real estate, net                 20,342            2,257           27,017          (11,633)
      Brokerage commissions                                               28,978           24,684           71,882           94,352
      Other income                                                        49,825           24,606           99,604          122,843
                                                                    ------------     ------------     ------------     ------------

            Total noninterest income                                     615,041         (594,986)       1,175,851          134,356

Noninterest expense:
      Employee compensation and benefits                               1,685,721        1,483,518        4,887,908        4,317,318
      Occupancy and equipment expense                                    428,143          301,009        1,152,775          926,305
      Federal deposit insurance premium                                   16,025           16,503           47,744           73,779
      Data processing expense                                            118,518          107,762          324,791          321,996
      Other expense                                                      460,957          438,200        1,488,037        1,365,735
                                                                    ------------     ------------     ------------     ------------

            Total noninterest expense                                  2,709,364        2,346,992        7,901,255        7,005,133
                                                                    ------------     ------------     ------------     ------------

Income before income taxes and extraordinary item                        758,079           65,932        2,253,987        2,588,637

Income tax expense                                                       301,733           63,877          782,209        1,061,155
                                                                    ------------     ------------     ------------     ------------

Income before extraordinary item                                         456,346            2,055        1,471,778        1,527,482

Extraordinary item, net of income taxes                                     --            351,995             --            351,995
                                                                    ------------     ------------     ------------     ------------

Net income                                                          $    456,346     $    354,050     $  1,471,778     $  1,879,477
                                                                    ============     ============     ============     ============

Earnings per common share (Basic):
      Income before extraordinary item                              $       0.19     $       --       $       0.61     $       0.62
      Extraordinary item, net of income taxes                               --               0.15             --               0.14
                                                                    ------------     ------------     ------------     ------------
      Net income                                                    $       0.19     $       0.15     $       0.61     $       0.76
                                                                    ============     ============     ============     ============

Earnings per common share (Diluted):
      Income before extraordinary item                              $       0.19     $       --       $       0.60     $       0.61
      Extraordinary item, net of income taxes                               --               0.14             --               0.14
                                                                    ------------     ------------     ------------     ------------
      Net income                                                    $       0.19     $       0.14     $       0.60     $       0.75
                                                                    ============     ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.






                                             FIRST MIDWEST FINANCIAL, INC.
                                                   AND SUBSIDIARIES
                          Consolidated Statements of Comprehensive Income (Loss) (Unaudited)



                                                                  Three Months Ended           Nine Months Ended
                                                                       June 30,                     June 30,
                                                                2001            2000          2001            2000
                                                            -----------     -----------    -----------    -----------
Net income                                                  $   456,346     $   354,050    $ 1,471,778    $ 1,879,477

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                         (85,165)      1,014,619      3,355,376     (2,168,126)
        Deferred income tax expense (benefit)                   (31,221)        379,693      1,248,582       (804,006)
                                                            -----------     -----------    -----------    -----------

        Total other comprehensive income (loss)                 (53,944)        634,926      2,106,794     (1,364,120)
                                                            -----------     -----------    -----------    -----------

Total comprehensive income                                  $   402,402     $   988,976    $ 3,578,572    $   515,357
                                                            ===========     ===========    ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                       FIRST MIDWEST FINANCIAL, INC.
                                             AND SUBSIDIARIES
                   Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                  For the Nine Months Ended June 30, 2001

                                                                                             Accumulated
                                                                                                Other
                                                             Additional                     Comprehensive
                                              Common          Paid-In         Retained       Income (Loss),
                                               Stock           Capital        Earnings        Net of Tax
                                           ------------     ------------    ------------     ------------
Balance at September 30, 2000              $     29,580     $ 20,976,107    $ 30,404,386     $ (2,553,891)

Purchase of 30,000 shares by ESOP                  --               --              --               --

6,000 common shares committed to be
  released under the ESOP                          --             (5,940)           --               --

Cash dividends declared on common
  stock ($0.39 per share)                          --               --          (934,219)            --

Purchase of 1,847 common shares of
  treasury stock                                   --               --              --               --

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $1,248,582             --               --              --          2,106,794

Net income for the nine months ended
  June 30, 2001                                    --               --         1,471,778             --
                                           ------------     ------------    ------------     ------------

Balance at June 30, 2001                   $     29,580     $ 20,970,167    $ 30,941,945     $   (447,097)
                                           ============     ============    ============     ============

                                            Unearned
                                            Employee
                                               Stock
                                            Ownership                          Total
                                               Plan           Treasury      Shareholders'
                                              Shares            Stock          Equity
                                           ------------     ------------     ------------
Balance at September 30, 2000              $       --       $ (8,821,097)    $ 40,035,085

Purchase of 30,000 shares by ESOP              (360,000)            --           (360,000)

6,000 common shares committed to be
  released under the ESOP                        72,000             --             66,060

Cash dividends declared on common
  stock ($0.39 per share)                          --               --           (934,219)

Purchase of 1,847 common shares of
  treasury stock                                   --            (17,778)         (17,778)

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $1,248,582             --               --          2,106,794

Net income for the nine months ended
  June 30, 2001                                    --               --          1,471,778
                                           ------------     ------------     ------------

Balance at June 30, 2001                   $   (288,000)    $ (8,838,875)    $ 42,367,720
                                           ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.


                                           FIRST MIDWEST FINANCIAL, INC.
                                                 AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Nine Months Ended June 30,
                                                                                        2001              2000
                                                                                  -------------     -------------
Cash flows from operating activities:

    Net income                                                                    $   1,471,778     $   1,879,477
    Adjustments to reconcile net income to net cash from operating activities:
       Depreciation, amoritization and accretion, net                                   625,379         1,226,829
       Provision for loan losses                                                        470,000           995,000
       (Gain) loss on sales of securities available for sale, net                        60,275         1,022,524
       (Gain) loss on sales of foreclosed real estate, net                              (27,017)           11,633
       (Gain) on transfer of FHLB advances                                                 --            (560,595)
       Proceeds from sales of loans held for sale                                     8,734,305           984,493
       Originations of loans held for sale                                           (8,734,305)         (984,493)
       Net change in accrued interest receivable                                        884,695           536,616
       Net change in other assets                                                       261,266           (79,990)
       Net change in accrued interest payable                                          (117,502)          (19,869)
       Net change in accrued expenses and other liabilities                             481,340           114,187
                                                                                  -------------     -------------
             Net cash from operating activities                                       4,110,214         5,125,812

Cash flows from investing activities:
    Purchase of securities available for sale                                       (12,468,387)         (515,000)
    Purchase of Federal Home Loan Bank stock                                               --            (189,300)
    Proceeds from sales of securities available for sale                                345,000        15,902,772
    Proceeds from maturities and principal repayments of
      securities available for sale                                                  11,342,262         7,949,546
    Net change in loans receivable                                                    9,572,374        26,420,693
    Loans purchased                                                                 (21,638,793)      (46,366,748)
    Proceeds from sales of foreclosed real estate                                       506,149           473,976
    Purchase of shares by ESOP                                                         (360,000)             --
    Purchase of premises and equipment, net                                          (3,672,442)       (1,522,205)
                                                                                  -------------     -------------
             Net cash from investing activities                                     (16,373,837)        2,153,734

Cash flows from financing activities:
    Net change in noninterest-bearing demand, savings, NOW, and
      money market demand deposits                                                    5,477,125        (2,336,605)
    Net change in other time deposits                                                12,682,570        10,821,365
    Proceeds from advances from Federal Home Loan Bank                               73,265,000       678,170,595
    Repayments of advances from Federal Home Loan Bank                              (89,420,748)     (691,303,235)
    Net change in securities sold under agreements to repurchase                     11,405,590         1,899,472
    Net change in advances from borrowers for taxes and insurance                        75,387           106,230
    Cash dividends paid                                                                (934,220)         (960,079)
    Proceeds from the exercise of stock options                                            --             363,335
    Purchase of treasury stock                                                          (17,778)       (1,478,507)
                                                                                  -------------     -------------
             Net cash from financing activities                                      12,532,926        (4,717,429)
                                                                                  -------------     -------------

Net change in cash and cash equivalents                                                 269,303         2,562,117

Cash and cash equivalents at beginning of period                                      6,922,531         5,373,911
                                                                                  -------------     -------------

Cash and cash equivalents at end of period                                        $   7,191,834     $   7,936,028
                                                                                  =============     =============

Supplemental disclosure of cash flow information
  Cash paid during the period for:
       Interest                                                                   $  19,262,312     $  18,187,336
       Income taxes                                                                     654,786         1,560,001

Supplemental schedule of non-cash investing and financing activities:
    Loans transferred to foreclosed real estate                                   $      50,920     $     781,935



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

         A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and nine months ended June 30, 2001 and 2000 is presented below.

                                               Three Months Ended              Nine Months Ended
                                                     June 30,                       June 30,
                                                     --------                       --------
                                              2001             2000             2001           2000
                                         -----------      -----------      -----------      -----------
Basic Earnings Per Common Share:
 Numerator:
   Net Income                            $   456,346     $   354,050     $ 1,471,778     $ 1,879,477
                                         ===========     ===========     ===========     ===========
 Denominator:
   Weighted average common
       shares outstanding                  2,429,727       2,431,574       2,429,727       2,475,995
   Less: Weighted average
       unallocated ESOP shares               (28,000)         (7,580)        (10,432)        (15,108)
                                         -----------     -----------     -----------     -----------
   Weighted average common shares
       outstanding for basic earnings
       per share                           2,401,727       2,423,994       2,419,295       2,460,887
                                         ===========     ===========     ===========     ===========

   Basic earnings per common share       $      0.19     $      0.15     $      0.61     $      0.76
                                         ===========     ===========     ===========     ===========


                                                       Three Months Ended           Nine Months Ended
                                                             June 30,                   June 30,
                                                             --------                   --------
                                                        2001          2000          2001          2000
                                                     ----------    ----------    ----------    ----------
         Diluted Earnings Per Common Share:
           Numerator:
            Net Income                               $  456,346    $  354,050    $1,471,778    $1,879,477
                                                     ==========    ==========    ==========    ==========
           Denominator:
            Weighted average common
                shares outstanding for basic
                earnings per common share             2,401,727     2,423,994     2,419,295     2,460,887
            Add: Dilutive effects of assumed
                exercises of stock options and
                nonvested MRRP shares, net of
                tax benefits                             47,093        32,942        41,617        46,761
                                                     ----------    ----------    ----------    ----------
            Weighted average common and
                dilutive potential common
                shares outstanding                    2,448,820     2,456,936     2,460,912     2,507,648
                                                     ==========    ==========    ==========    ==========

                Diluted earnings per common share    $     0.19    $     0.14    $     0.60    $     0.75
                                                     ==========    ==========    ==========    ==========

3        COMMITMENTS

         At June 30, 2001 and September 30, 2000, the Company had outstanding commitments to originate and purchase loans totaling $24.7 million and $14.8 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

4.       ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

         In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

         Statement 141:

         o Eliminates the pooling method for accounting for business combinations.
         o Requires that intangible assets that meet certain criteria be reported separately from goodwill.
         o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

         Statement 142:
         o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.
         o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, the Company is required to:
         o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

         o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.
         o     Write-off any remaining negative goodwill.

         The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its fiscal year 2003 financial statements.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2001, compared to September 30, 2000, and the consolidated results of operations for the three months and nine months ended June 30, 2001, compared to the same periods in 2000. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2000.

FINANCIAL CONDITION

Total assets increased by $16.2 million, or 3.2%, to $521.8 million at June 30, 2001, from $505.6 million at September 30, 2000.

The portfolio of securities available for sale increased $4.1 million, or 2.8%, to $151.6 million at June 30, 2001, from $147.5 million at September 30, 2000. The increase resulted from the purchase of mortgage-backed securities during the third quarter and from adjustment to increase the carrying value of securities available for sale to market value in accordance with SFAS 115, with such increases partially offset by maturities and principal repayments received during the period.

The portfolio of net loans receivable increased by $11.6 million, or 3.6%, to $336.3 million at June 30, 2001, from $324.7 million at September 30, 2000. The increase in net loans receivable was due to increases in commercial and multi-family real estate loans, commercial business loans, and consumer loans totaling $7.6 million, $6.9 million and $1.9 million, respectively. These increases were partially offset by declines in single-family residential loans and agricultural-related loans of $3.9 million and $619,000, respectively.

The Company's investment in premises and equipment, net of depreciation, increased by $3.2 million, or 52.5%, to $9.3 million at June 30, 2001, from $6.1 million at September 30, 2000. The increase reflects the construction of a new office facility in Sioux Falls, South Dakota, and the purchase of an existing building in Des Moines, Iowa, which is to be used as an additional branch office. To a lesser extent, the increase reflects the enhancement of the Company's product delivery and customer service technology systems.

Deposit balances increased by $18.1 million, or 5.7%, to $336.8 million at June 30, 2001, from $318.7 million at September 30, 2000. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, and certificates of deposit in the amounts of $2.0 million, $6.7 million, and $12.6 million, respectively. These increases were partially offset by a $3.2 million decrease in savings accounts. The Company's deposit balance growth has occurred primarily in its Des Moines, Iowa and Sioux Falls, South Dakota markets. Deposit balances in the Company's other market areas have generally remained level during the period.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $16.1 million, or 11.5%, to $123.6 million at June 30, 2001, from $139.7 million at September 30, 2000. In addition, the balance in securities sold under agreements to repurchase increased by $11.4 million, or 265.1%, $15.7 million at June 30, 2001, from $4.3 million at September 30, 2000. The decrease in FHLB advances, which was partially offset by the increase in securities sold under repurchase agreements, reflects an increase in the use of alternative borrowing sources at comparatively lower costs.

Total shareholders' equity increased $2.4 million, or 6.0%, to $42.4 million at June 30, 2001, from $40.0 million at September 30, 2000. The increase in shareholders' equity was due to earnings during the period in excess of dividends paid to shareholders and to a decrease in the unrealized loss on securities available for sale in accordance with SFAS 115.

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

At June 30, 2001, the Company had loans delinquent 30 days and over totaling $12.6 million, or 3.7% of total loans compared to $2.3 million, or .71% of total loans at September 30, 2000.

At June 30, 2001, commercial and multi-family real estate loans delinquent 30 days and over totaled $10.0 million, or 2.9% of the total loan portfolio as compared to $674,000, or 0.21% of total loans at September 30, 2000. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At June 30, 2001, agricultural operating loans delinquent 30 days and over totaled $844,000, or 0.25% of the total loan portfolio as compared to $451,000, or 0.14% of total loans at September 30, 2000. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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




                                                       June 30, 2001      September 30, 2000
                                                       -------------      ------------------
                                                                 (Dollars in Thousands)
Non-accruing loans:
     One-to four family                                    $  236               $  206
     Commercial and multi-family                            1,353                 --
     Agricultural real estate                                --                     37
     Consumer                                                  36                 --
     Agricultural operating                                   844                   17
     Commercial business                                      310                   51
                                                           ------               ------
       Total non-accruing loans                             2,779                  311

Accruing loans delinquent 90 days or more                    --                   --
                                                           ------               ------
       Total non-performing loans                           2,779                  311
                                                           ------               ------
Restructured loans:
     Agricultural operating                                   913                  918
     Commercial business                                       99                   43
                                                           ------               ------
       Total  restructured loans                            1,012                  961
                                                           ------               ------
Foreclosed assets:
     Commercial real estate                                  --                    430
     Consumer                                                  17                   15
                                                           ------               ------
       Total foreclosed assets                                 17                  445
         Less: Allowance for losses                          --                   --
                                                           ------               ------
       Total foreclosed assets, net                            17                  445
                                                           ------               ------

Total non-performing assets                                $3,808               $1,717
                                                           ======               ======

Total non-performing loans as a percentage
  of total loans                                             0.82%                0.09%
                                                           ======               ======

Total non-performing assets as a percentage
  of total assets                                            0.73%                0.34%
                                                           ======               ======

Non-accruing loans at June 30, 2001 include, among others, a commercial real estate loan in the amount of $889,000 secured by a nursing home, a commercial real estate loan in the amount of $464,000 secured by a casino, an agricultural operating loan in the amount of $775,000 secured by livestock and land, and a commercial business loan in the amount of $310,000 secured by two car wash facilities. Management feels the underlying collateral is adequate to protect the Company against material loss on these loans.

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

On the basis of management's review of its loans and other assets, at June 30, 2001, the Company had classified a total of $5.0 million of its assets as substandard, $172,000 as doubtful and none as loss as compared to classifications at September 30, 2000 of $6.1 million substandard, $135,000 doubtful and none as loss.

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

At June 30, 2001, the Company has established an allowance for loan losses totaling $3.9 million. The allowance represents approximately 1.4 times the total non-performing loans at June 30, 2001 compared to approximately 11.6 times the total non-performing loans at September 30, 2000.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses:


                                                               (In Thousands)
     Balance, September 30, 2000                                   $ 3,590
           Charge-offs                                                (167)
           Recoveries                                                   43
           Additions charged to operations                             470
                                                                   -------

     Balance, June 30, 2001                                        $ 3,936
                                                                   =======


The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

RESULTS OF OPERATIONS

General. For the three months ended June 30, 2001, the Company recorded net income of $456,000 compared to net income of $354,000 for the same period in 2000. For the nine months ended June 30, 2001, net income was $1,472,000 compared to $1,879,000 for the same period in 2000. Net income for both the three-month and nine-month periods ended June 30, 2001 was reduced due to a narrowing of the net interest margin as compared to the same periods last year. In addition, net income for both periods was reduced due to increased noninterest expense resulting from start-up costs associated with the opening of a new office and costs associated with a data processing conversion at the Company's Security State Bank subsidiary.

For the three-month and nine-month periods ended June 30, 2000, net income was reduced due to the loss on sale of securities available for sale, which was partially offset by gains on the transfer of FHLB advances, in a restructuring of the balance sheet. In addition, net income was reduced by the recognition of a permanent decline in market value on certain securities available for sale.

Net Interest Income. For the three months ended June 30, 2001, net interest income decreased by $356,000, or 10.4%, to $3,052,000 from $3,408,000 for the same period in 2000. For the nine months ended June 30, 2001, net interest income decreased $1,005,000, or 9.6%, to $9,449,000 from $10,454,000 for the same period in 2000. The decline in net interest income reflects a reduction in net yield on average interest-earning assets between the comparable periods. The net yield on average interest-earning assets for the nine months ended June 30, 2001 was 2.55% compared to 2.82% for the comparable period in 2000. The decline in net interest income also reflects a reduction in average interest-earning assets during the nine-month period ended June 30, 2001 compared to the same period in 2000.

Provision for Loan Losses. For the three months ended June 30, 2001, the provision for loan losses was $200,000 compared to $400,000 for the same period in 2000. For the nine months ended June 30, 2001, the provision for loan losses was $470,000 compared to $995,000 for the same period in 2000. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects a best estimate of probable losses inherent in the loan portfolio.

Noninterest Income. Noninterest income for the three months ended June 30, 2001 was $615,000 compared to a loss of $595,000 for the same period in 2000. For the nine months ended June 30, 2001, noninterest income was $1,176,000 compared to $134,000 for the same period in 2000. The increase for both periods reflects balance sheet restructuring activity in fiscal 2000 wherein lower yielding securities were sold at a loss totaling $1,018,000, with the proceeds used for reinvestment into higher yielding loans and to repay borrowings. In addition, the increase for both periods reflects an increase in fees collected on loan and deposit accounts compared to the same periods in 2000.

Noninterest Expense. Noninterest expense increased $362,000, or 15.4%, to $2,709,000 for the three months ended June 30, 2001, from $2,347,000 for the same period in 2000. For the nine months ended June 30, 2001, noninterest expense increased $896,000, or 12.8%, to $7,901,000 from $7,005,000 for the same period in 2000. The increase in noninterest expense reflects the costs associated with opening a new office in Sioux Falls, South Dakota, which opened in a temporary facility in September 2000. Construction of a permanent facility was completed on schedule, and the move to the new office was made in April 2001. Noninterest expense was also increased due to costs associated with a data processing conversion at the Company's Security State Bank subsidiary. This conversion will provide on-going efficiencies as a consistent data processing system is now in use throughout the Company. In addition, increased occupancy and equipment expense reflects the Company's on-going effort to enhance its technology systems for the efficient delivery of products and customer service.

Income Tax Expense. Income tax expense was $302,000 for the three months ended June 30, 2001 compared to $64,000 for the same period in 2000. For the nine months ended June 30, 2001, income tax expense was $782,000 compared to $1,061,000 for the same period in 2000. The increase for the three-month period and the decrease for the nine-month period reflects the difference in the level of taxable income between the comparable periods. In addition, income tax expense for the nine-month period ended June 30, 2001 was reduced by the resolution of a tax contingency in the net amount of $117,000.

Extraordinary Item. During the three months ended June 30, 2000, the Company recognized a gain on the transfer of FHLB advances totaling $352,000, net of related income taxes. The transfer of FHLB advances was in conjunction with a restructuring of the balance sheet wherein lower yielding securities were sold, with the proceeds reinvested in higher yielding loans and used to repay borrowings.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2001, the Company had commitments to originate and purchase loans totaling $24.7 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

On April 4, 2001, the Company entered into an agreement to purchase an existing building located at 3401 Ingersoll Avenue, Des Moines, Iowa. The building will be used as an additional branch office facility, which is scheduled to open for business in November 2001. The source of funds for capital improvements of this type is from the normal operations of the Company.

On July 16, 2001, the Company's trust subsidiary, First Midwest Capital Trust I, (the "Trust") sold $10.0 million of floating rate cumulative trust preferred securities. The trust preferred securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Trust used the proceeds from the sale of the preferred securities to purchase floating rate junior subordinated deferrable interest debt securities of the Company. The subordinated debentures mature in the year 2031 and are redeemable at any time after five years. The Company will use the proceeds from the subordinated debentures for general corporate purposes. The offering will not have a material negative impact on net income as the effect will be neutralized through leverage of the funds.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at June 30, 2001 which, at that date, exceeded the capital adequacy requirements:

                                                                                                            Minimum Requirement
                                                                                                                 To Be Well
                                                                               Minimum Requirement            Capitalized Under
                                                                              For Capital Adequacy            Prompt Corrective
                                                            Actual                    Purposes                Action Provisions
                                                            ------                    --------                -----------------
At June 30, 2001                                       Amount       Ratio          Amount     Ratio          Amount        Ratio
----------------                                       ------       -----          ------     -----          ------        -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                  $36,246       11.5%         $25,188      8.0%         $31,486        10.0%
        Security                                         4,409       15.0            2,344      8.0            2,930        10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                   32,541       10.3           12,594      4.0           18,891        6.0
        Security                                         4,078       13.9            1,172      4.0            1,172        6.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                   32,541       7.1            18,396      4.0           22,995        5.0
        Security                                         4,078       9.3             1,756      4.0            2,195        5.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                   32,541       6.9            18,852      4.0           23,566        5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 2001, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

Presented below, as of June 30, 2001 and September 30, 2000, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at June 30, 2001 is somewhat more sensitive to decreasing interest rate changes than to increasing rates. This is a change from September 30, 2000, when the Company's NPV was more sensitive to increasing interest rates. The change reflects management's effort to modify the Company's interest rate sensitivity in light of a significant decline in interest rates during the past few months. With interest rates at historically low levels, management believes there is less risk from interest rates declining substantially from current levels than from the potential increase in interest rates.



                                                              At June 30, 2001             At September 30, 2000
           Change in Interest Rates      Board Limit      ------------------------        -----------------------
             (Basis Points)              % Change         $ Change        % Change        $ Change       % Change
             --------------              --------         --------        --------        --------       --------
                                                                           (Dollars in Thousands)
                 +200 bp                   (40)%          $ (5,049)          (11)%        $ (7,202)          (18)%
                 +100 bp                   (25)             (2,221)           (5)           (3,323)           (8)
                  0 bp                       -               -                 -                 -             -
                 -100 bp                   (10)              (648)            (1)            2,659             6
                 -200 bp                   (15)             (5,654)          (12)            1,657             4

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


                                      FIRST MIDWEST FINANCIAL, INC.



Date:     August 9, 2001       By:    /s/ James S. Haahr
         ----------------             ------------------
                                      James S. Haahr, Chairman of the Board,
                                        President and Chief Executive Officer



Date:     August 9, 2001       By:    /s/ Donald J. Winchell
         ----------------             ----------------------
                                      Donald J. Winchell, Senior Vice President,
                                        Treasurer and Chief Financial Officer