Form 10-K
period 2001-09-30
FIRST MIDWEST FINANCIAL INC
filed 2001-12-31
CIK 907471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended September 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-22140.

                          FIRST MIDWEST FINANCIAL, INC.
--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)

         Delaware                                       42-1406262
----------------------------------------     -----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

     Fifth at Erie, Storm Lake, Iowa                       50588
----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                  Registrant's telephone number: (712) 732-4117

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of December 20, 2001, the Registrant had issued and outstanding 2,459,912 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of December 20, 2001, was $25.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K -- Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2001. PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during January 2002.

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

     These  forward-looking  statements  include  statements with respect to the
Company's  beliefs,  plans,  objectives,  goals,  expectations,   anticipations,
estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors some of which are beyond the Company's control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward- looking statements made in this prospectus:

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


                                     PART I

Item 1.  Description of Business

General

     First Midwest Financial, Inc. is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of First Federal Savings Bank of the Midwest ("First Federal") and Security State Bank ("Security"). First Midwest, on September 20, 1993, acquired all of the capital stock of First Federal in connection with First Federal's conversion from the mutual to stock form ownership (the "Conversion"). On September 30, 1996, First Midwest became a bank holding company upon its acquisition of Security, as discussed below.

     Since the Conversion, the Company has acquired several financial institutions. On March 28, 1994, First Midwest acquired Brookings Federal Bank in Brookings, South Dakota ("Brookings"). On December 29, 1995, First Midwest acquired Iowa Savings Bank, FSB in Des Moines, Iowa ("Iowa Savings"). Brookings and Iowa Savings were both merged with, and now operate as divisions of, First Federal. On September 30, 1996, First Midwest completed the acquisition of Central West Bancorporation ("CWB"). CWB was the holding company for Security in Stuart, Iowa, which upon the merger of CWB into First Midwest resulted in Security becoming a stand-alone banking subsidiary of First Midwest. Unless the context otherwise requires, references herein to the Company include First
Midwest, Security and First Federal and all subsidiaries on a consolidated basis.

     First Federal and Security (collectively, the "Banks") are the only direct, active banking subsidiaries of First Midwest. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through the Banks, provides a full range of financial services. The principal business of First Federal historically has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in First Federal's market area. Recently, First

Federal's lending activities have expanded to include an increased emphasis on originations and purchases of commercial and multi-family real estate loans, generally from outside First Federal's market area. The principal business of Security has been and continues to be attracting retail deposits from the general public and investing those funds in agricultural real estate and operating loans, and commercial and multi-family real estate loans and, to a lesser extent, one- to four-family residential, commercial business and consumer loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. At September 30, 2001, the Company had total assets of $523.2 million, deposits of $338.8 million, and shareholders' equity of $43.7 million.

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

     First Federal, directly through its wholly-owned subsidiary, First Services Financial Limited ("First Services"), offers mutual funds, equities, bonds, insurance products and annuities.

     First Midwest and the Banks are subject to comprehensive regulation. See "Regulation" herein.

     The executive offices of the Company are located at Fifth at Erie, Storm Lake, Iowa 50588. Its telephone number at that address is (712) 732-4117.

Market Area

     First Federal Savings Bank of the Midwest has four divisions: First Federal Savings Bank Storm Lake, Brookings Federal Bank, Iowa Savings Bank and First Federal Savings Bank Sioux Falls. First Federal's headquarters is located on the corner of Fifth and Erie streets in Storm Lake, Iowa. First Federal Storm Lake operates a total of seven offices in Storm Lake, Lake View, Laurens, Manson, Odebolt and Sac City, Iowa. Brookings Federal Bank operates two facilities in Brookings, South Dakota. Iowa Savings Bank operates three facilities in Des Moines and West Des Moines, Iowa. A fourth Iowa Savings Bank office is planned for construction in Urbandale, Iowa. First Federal Sioux Falls moved from its temporary facility to a newly constructed building in April 2001.

     Security State Bank operates its business through three full-service offices in Casey, Menlo and Stuart, Iowa.

     The Company's primary market area includes the Iowa counties of Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac, and the South Dakota counties of Brookings, Lincoln and Minnehaha.

     Storm Lake is located in northwest Iowa approximately 150 miles northwest of Des Moines and 200 miles south of Minneapolis in Buena Vista County. Like much of the State of Iowa, Storm Lake and the surrounding market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista Regional Medical Center, IBP, Inc., Bil Mar Foods of Iowa, and Buena Vista University, which currently enrolls 1,292 full-time students at its Storm Lake campus and employs 88 full-time faculty.

     Brookings is located in east central South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis in Brookings County. The bank's market area encompasses approximately a 30 mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 8,720 students enrolled for the 2000 fall term and employs 504 full- time faculty. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics and Twin City Fan. The Brookings division operates from a main office located in downtown Brookings and one drive-up branch office also located in Brookings.

     Des Moines, Iowa's capitol, is located in central Iowa. The Des Moines market area encompasses Polk County and surrounding counties. Iowa Savings Bank Division's main office operates near a high-traffic intersection, across from a major shopping mall in West Des Moines. The Ingersoll office is located near the heart of Des Moines, on a major thorough fare, in a densely populated area. The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines. Des Moines is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices. Other major businesses include Hy-Vee Food Stores, Inc., Bridgestone-Firestone, Inc., Communication Data Services, Inc., Pioneer Hi-Bred, John Deere, and Meredith Corporation. Universities in the area include Drake University, Upper Iowa University, Simpson College, Grand View College, Hamilton College and the Des Moines University - Osteopathic Medical Center.

     Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis. The Sioux Falls market area encompasses Minnehaha and Lincoln counties. The city has ranked number two on the list of national entrepreneurial hot spots in 1999 and was among the top ten cities for new jobs and for new or expanded facilities in 1998 (Cogenetics, Inc. April 1999; Site Selection, 1998). The bank is located at a high-traffic intersection of Minnesota and 33rd in the heart of Sioux Falls. Major employers in the area include Sioux Valley Hospital, Avera McKennan Hospital, John Morrell & Company, Gateway, Inc., Midwest Coast Transport, and Hy-Vee Food Stores. Sioux Falls is also home to Augustana College, enrollment 1,807, and The University of Sioux Falls, enrollment 1,332.

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

     Several of the Company's market areas are dependant on agriculture-related businesses. Agriculture-related businesses in recent years have performed well due to a relatively stable agricultural environment in the Company's market area. The recent decline in grain prices has challenged area grain farmers, however, livestock prices have improved over the past year to help stabilize the agricultural economy. Although there has been minimal effect observed to date, an extended period of low commodity prices could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company's market area.

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

     While the Company historically has focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates and purchases commercial and multi-family real estate loans and originates consumer, commercial business, residential and commercial construction and agriculturally related loans. The Company originates most of its loans in its primary market area. More recently, the Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on these less traditional lending activities. At September 30, 2001, the Company's net loan portfolio totaled $333.0 million, or 63.7% of the Company's total assets.

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

     At September 30, 2001, the Company's largest lending relationship to a single borrower or group of related borrowers totaled $8.0 million. The Company had fourteen other lending relationships in excess of $3.0 million as of September 30, 2001 with the average outstanding balance of such loans totaling approximately $4.5 million. At September 30, 2001, each of these loans was performing in accordance with its repayment terms, except for a $3.0 million commercial real estate participation loan secured by an assisted living/retirement facility and a $4.5 million commercial real estate participation loan secured by a hotel, both of which were 60 days delinquent at fiscal year end.

     Loan Portfolio Composition. The following table provides information about the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                            September 30,
                                 --------------------------------------------------------------------------------------------------
                                        1997                1998                1999                 2000                2001
                                 -----------------   -----------------   -----------------   ------------------   -----------------
                                  Amount   Percent    Amount   Percent    Amount   Percent    Amount    Percent    Amount   Percent
                                 --------  -------   --------  -------   --------  -------   --------   -------   --------  -------
                                                                       (Dollars in Thousands)
Real Estate Loans
-----------------
 One- to four-family ..........  $ 73,903    27.8%   $ 85,799    30.5%   $110,317    34.8%   $105,702     31.6%   $ 95,612    27.9%
 Commercial and multi-family...    74,870    28.1      66,845    23.8      85,793    27.1     103,595     31.0     123,636    36.0
 Agricultural .................    11,732     4.4      10,537     3.8       9,874     3.1      10,895      3.3      11,729     3.4
 Construction or development...    21,264     8.0      32,990    11.7      28,379     9.0      31,301      9.4      21,884     6.4
                                 --------   -----    --------   -----    --------   -----    --------    -----    --------   -----
     Total real estate loans...   181,769    68.3     196,171    69.8     234,363    74.0     251,493     75.3     252,861    73.7
                                 --------   -----    --------   -----    --------   -----    --------    -----    --------   -----

Other Loans:
-----------
 Consumer Loans:
  Home equity..................    14,007     5.3      15,285     5.4      14,834     4.7      18,144      5.4      17,458     5.1
  Automobile...................     6,106     2.3       4,445     1.6       3,861     1.3       2,596       .8       4,160     1.2
  Other (1).....................    7,285     2.7       6,509     2.3       4,731     1.4       5,743      1.7       6,551     1.9
                                 --------   -----    --------   -----    --------   -----    --------    -----    --------   -----
     Total consumer loans......    27,398    10.3      26,239     9.3      23,426     7.4      26,483      7.9      28,169     8.2
 Agricultural operating........    38,650    14.5      37,234    13.2      29,284     9.2      26,810      8.0      25,253     7.4
 Commercial business...........    18,456     6.9      21,587     7.7      29,942     9.4      29,332      8.8      36,773    10.7
                                 --------   -----    --------   -----    --------   -----    --------    -----    --------   -----
     Total other loans.........    84,504    31.7      85,060    30.2      82,652    26.0      82,625     24.7      90,195    26.3
                                 --------   -----    --------   -----    --------   -----    --------    -----    --------   -----
     Total loans...............   266,273   100.0%    281,231   100.0%    317,015   100.0%    334,118    100.0%    343,056   100.0%
                                            =====               =====               =====                =====               =====

Less:
----
 Loans in process..............     8,700               7,738              10,494               5,424                5,859
 Deferred fees and discounts...       553                 298                 350                 401                  266
 Allowance for losses..........     2,379               2,909               3,093               3,590                3,869
                                 --------            --------            --------            --------             --------

 Total loans receivable, net...  $254,641            $270,286            $303,078            $324,703             $333,062
                                 ========            ========            ========            ========             ========

----------
(1)  Consist generally of various types of secured and unsecured consumer loans.

     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                            September 30,
                                 --------------------------------------------------------------------------------------------------
                                        1997                1998                1999                 2000                2001
                                 -----------------   -----------------   -----------------   ------------------   -----------------
                                  Amount   Percent    Amount   Percent    Amount   Percent    Amount    Percent    Amount   Percent
                                 --------  -------   --------  -------   --------  -------   --------   -------   --------  -------
                                                                       (Dollars in Thousands)
Fixed Rate Loans:
----------------
 Real estate:
  One- to four-family.................... $ 33,369   12.5%  $ 51,235   18.2%  $ 52,943    16.7%  $ 50,813   15.2%  $ 55,521   16.2%
  Commercial and multi-family............   11,124    4.2     11,582    4.1     34,326    10.8     35,277   10.6     40,778   11.9
  Agricultural...........................    5,978    2.3      4,982    1.8      5,080     1.6      3,147     .9      5,605    1.6
  Construction or development............    2,997    1.1      1,829     .7      2,322      .8      4,001    1.2      5,545    1.6
                                          --------  -----   --------  -----   --------   -----   --------  -----   --------  -----
     Total fixed-rate real estate loans..   53,468   20.1     69,628   24.8     94,671    29.9     93,238   27.9    107,449   31.3
 Consumer................................   26,100    9.8     24,909    8.8     21,803     6.9     25,066    7.5     25,834    7.5
  Agricultural operating.................   16,280    6.1     18,821    6.7     14,896     4.7     10,396    3.1      7,402    2.2
  Commercial business....................   10,462    3.9     15,108    5.4     23,206     7.3     14,215    4.3     14,986    4.4
                                          --------  -----   --------  -----   --------   -----   --------  -----   --------  -----
     Total fixed-rate loans..............  106,310   39.9    128,466   45.7    154,576    48.8    142,915   42.8    155,671   45.4
                                          --------  -----   --------  -----   --------   -----   --------  -----    -------  -----

Adjustable Rate Loans:
---------------------
 Real estate:
  One- to four-family....................   40,534   15.2     34,564   12.3     57,374    18.1     54,889   16.4     40,091   11.7
  Commercial and multi-family............   63,746   23.9     55,263   19.6     51,467    16.2     68,318   20.5     82,858   20.5
  Agricultural...........................    5,754    2.2      5,555    2.0      4,794     1.6      7,748    2.3      6,124    1.8
  Construction or development............   18,267    6.9     31,161   11.1     26,057     8.2     27,300    8.2     16,339    4.8
                                          -------- ------   --------  -----   --------   -----   --------  -----    -------  -----
     Total adjustable-rate real
     estate loans........................  128,301   48.2    126,543   45.0    139,692    44.1    158,255   47.4    145,412   42.4
 Consumer................................    1,298     .5      1,330     .5      1,623      .5      1,417     .4      2,335     .7
 Agricultural operating..................   22,370    8.4     18,413    6.5     14,388     4.5     16,414    4.9     17,851    5.2
 Commercial business.....................    7,994    3.0      6,479    2.3      6,736     2.1     15,117    4.5     21,787    6.4
                                          --------  -----   --------  -----   --------   -----   --------  -----   --------  -----
     Total adjustable rate loans.........  159,963   60.1    152,765   54.3    162,439    51.2    191,203   57.2    187,385   54.6
                                          --------  -----   --------  -----   --------   -----   --------  -----   --------  -----
     Total loans.........................  266,273  100.0%   281,231  100.0%   317,015   100.0%   334,118  100.0%   343,056  100.0%
                                                    =====             =====              =====             =====             =====

Less:
----
 Loans in process........................    8,700             7,738            10,494              5,424             5,859
 Deferred fees and discounts.............      553               298               350                401               266
 Allowance for loan losses...............    2,379             2,909             3,093              3,590             3,869
                                          --------          --------          --------           --------          --------
     Total loans, net.................... $254,641          $270,286          $303,078           $324,703          $333,062
                                          ========          ========          ========           ========          ========

     The following table illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                  Real Estate
                       ---------------------------------                      Agricultural       Commercial
                           Mortgage(1)    Construction        Consumer         Operating          Business            Total
                       ----------------  ---------------   ---------------   --------------   ----------------   ----------------
                               Weighted         Weighted          Weighted          Weighted           Weighted          Weighted
                                Average          Average           Average           Average           Average            Average
                        Amount   Rate    Amount   Rate     Amount   Rate     Amount   Rate     Amount   Rate     Amount    Rate
                       ------- -------- ------- --------  ------- --------  ------- --------  -------- --------- ------- --------
                                                                 (Dollars in Thousands)
Due During
Years Ending
September 30,
-------------
2002(2).............   $95,596   7.90%  $18,418   7.80%   $ 8,713   9.12%   $19,205   8.67%   $26,753   7.75%   $168,685   8.01%
2003-2006...........    81,794   7.75     2,377   7.80     14,585   9.23      4,577   8.93      9,267   7.91     112,600   8.00
2006 and following..    53,587   7.43     1,089   7.86      4,871   9.36      1,471   8.75        753   6.19      61,771   7.61

----------
(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans. (2) Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after September 30, 2002 which have predetermined interest rates is $116.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $138.1 million.

     One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 2001, the Company's one- to four-family residential mortgage loan portfolio totaled $95.6 million, or 27.9% of the Company's total gross loan portfolio. Approximately 29.6% of the Company's one- to four-family mortgage loans or 8.2% of the Company's gross loans have been purchased, generally from other financial institutions. The majority of these are ARM loans. See "--Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." At September 30, 2001, the average outstanding principal balance of a one- to four-family residential mortgage loan was $59,500.

     The Company offers fixed-rate and ARM loans. During the year ended September 30, 2001, the Company originated $1.9 million of adjustable-rate loans and $37.1 million of fixed-rate loans secured by one- to four-family residential real estate. The Company's one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

     Commercial and Multi-Family Real Estate Lending. The Company is also engaged in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. At September 30, 2001, the Company's commercial and multi-family real estate loan portfolio totaled $123.6 million, or 36.0% of the Company's total gross loan portfolio. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and Northwest. The Company, in order to supplement its loan portfolio and consistent with management's objectives to expand the Company's commercial and multi-family loan portfolio, purchased $24.0 million, $48.9 million and $42.4 million of such loans during fiscal 2001, 2000 and 1999, respectively. At September 30, 2001, $464,000 or 0.4% of the Company's commercial and multi-family real estate loans were non-performing. See " -- Non-Performing Assets, Other Loans of Concern and Classified Assets."

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

     At September 30, 2001, the Company's largest commercial and multi-family real estate loan was a $6.3 million loan secured by a retail shopping center, a single-family residential housing development and other real estate. The Company had fifteen other commercial and/or multi-family loans in excess of $2.5 million at such date. All of these loans are currently performing in accordance with their terms, except for a $3.0 million commercial real estate participation loan secured by an assisted living/retirement facility and a $4.5 million commercial real estate participation loan secured by a hotel, both of which were 60 days delinquent at fiscal year end. At September 30, 2001, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was $371,000.

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

     Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 2001, the Company's construction loan portfolio totaled $21.9 million, or 6.4% of the Company's total gross loan portfolio.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2001, the Company had $2.5 million of construction loans to borrowers intending to live in the properties upon completion of construction.

     Construction loans to builders of one- to four-family residences require the payment of interest only for up to 24 months and have terms of up to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans are generally 1%. At September 30, 2001, the Company did not have any construction loans to builders of one- to four-family residences.

     Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, hotels or other property, and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by the Company, except that during the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 2001, the Company had approximately $19.4 million of loans for the construction of commercial and multi-family real estate. This amount consisted of one loan totaling $5.0 million for the construction of an assisted living facility, one loan totaling $2.3 million for the construction of a hotel, one loan totaling $1.0 million for the construction of an apartment complex, and ten loans totaling $11.1 million for the construction of commercial facilities. All of these loans were performing in accordance with their terms at September 30, 2001.

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

     Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 2001, the Company had agricultural real estate loans secured by farmland of $11.7 million or 3.4% of the Company's gross loan portfolio. At the same date, $25.3 million, or 7.4% of the Company's gross loan portfolio, consisted of secured loans related to agricultural operations.

     Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 2001, the average outstanding principal balance of an agricultural operating loan held by the Company was $45,000. At September 30, 2001, $569,000, or 2.3%, of the Company's agricultural operating loans were non-performing.

     Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first one to five years, adjusting annually thereafter. In addition, such loans generally amortize over a period of ten to 20 years. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. At September 30, 2001, none of the Company's agricultural real estate portfolio was non-performing.

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

     Consumer Lending. The Company offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, federally guaranteed student loans, and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 2001, the Company's consumer loan portfolio totaled $28.2 million, or 8.2% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 2001, substantially all were short- and intermediate-term, fixed-rate loans.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2001, $33,000 or 0.1% of the Company's consumer loan portfolio was non-performing.

     Commercial Business Lending. The Company also originates commercial business loans. Most of the Company's commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 2001, $36.8 million, or 10.7% of the Company's total gross loan portfolio was comprised of commercial business loans.

     The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non- mortgage lines of credit is one year. The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan. The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's current credit analysis. Nonetheless, such loans are believed to carry higher credit risk than more traditional investments.

     The largest commercial business loan outstanding at September 30, 2001 was a $6.3 million warehouse line of credit secured by the assignment of automobile contracts. The next largest commercial business loan outstanding at September 30, 2001 was a $3.1 million loan secured by operating assets used in the manufacture and sale of agricultural equipment. The Company had four other commercial business loans outstanding in excess of $1.0 million at September 30, 2001. All of these loans are currently performing in accordance with their terms. At September 30, 2001, the average outstanding principal balance of a commercial business loan held by the Company was $88,000.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 2001, $369,000 or 1.0% of the Company's commercial business loan portfolio was non-performing.


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

     The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 2001, there were no loans outstanding sold with recourse. When loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services loans that it originated and sold totaling $32.5 million at September 30, 2001, of which $12.0 million were sold to Fannie Mae and $20.5 million were sold to others.

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


                                                          September 30,
                                                --------------------------------
                                                  1999        2000        2001
                                                --------    --------    --------
                                                     (Dollars in Thousands)
Originations by type:
--------------------
 Adjustable rate:
  Real estate - one- to four-family..........   $  1,532    $  4,047    $  1,957
             - commercial and multi-family...      4,354       7,386       5,691
             - agricultural real estate......      1,357       2,933       3,622
  Non-real estate - consumer.................      1,480       2,131       7,288
             - commercial business...........      7,669       8,420      31,016
             - agricultural operating........     17,110      13,981      23,748
                                                --------    --------    --------
         Total adjustable-rate...............     33,502      38,898      73,322

 Fixed rate:
  Real estate - one- to four-family..........     25,662      11,268      37,116
             - commercial and multi-family...     18,871       8,659       6,504
             - agricultural real estate......      2,146         525         ---
  Non-real estate - consumer.................     15,272      17,233      17,894
             - commercial business...........     30,135      14,747      15,776
             - agricultural operating........     17,687      12,992       8,980
                                                --------    --------    --------
         Total fixed-rate....................    109,773      65,424      86,270
                                                --------    --------    --------

         Total loans originated..............    143,275     104,322     159,592

Purchases:
---------
Real estate- one-to-four-family..............     25,531         ---       4,735
             - commercial and multi-family...     42,398      48,877      23,960
Non-real estate - commercial business........      9,401       6,688       4,514
                                                --------    --------    --------
         Total loans.........................     77,330      55,565      33,209
  Total mortgage-backed securities ..........     93,409         ---      22,886
                                                --------    --------    --------
         Total purchased.....................    170,739      55,565      56,095

Sales and Repayments:
--------------------
Sales:
  Real estate - one- to four-family..........        270       4,532      14,085
  Non-real estate - commercial business......      7,134         ---         ---
                                                --------    --------    --------
         Total loans.........................      7,404       4,532      14,085
  Mortgage-backed securities.................         --      20,654         ---
                                                --------    --------    --------
         Total sales.........................      7,404      25,186      14,085
                                                --------    --------    --------
Repayments:
  Loan principal repayments..................    182,915     138,038     169,809
  Mortgage-backed securities repayments......     19,055       9,663      16,447
                                                --------    --------    --------
  Total principal repayments.................    201,970     147,701     186,256
                                                --------    --------    --------
         Total reductions....................    209,374     172,887     200,341
Increase (decrease) in other items, net......      2,119        (788)      4,816
                                                --------    --------    --------
         Net increase (decrease).............   $106,759    $(13,788)   $ 20,162
                                                ========    ========    ========

     At September 30, 2001, approximately $126.7 million, or 36.9%, of the Company's gross loan portfolio consisted of purchased loans. The Company believes that purchasing loans secured by real estate located outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company's business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its operations. However, additional risks are associated with purchasing loans secured by real estate outside of the Company's market area, including the lack of knowledge of the local real estate market and difficulty in monitoring and inspecting the property securing the loans.

     The following table provides information regarding the Company's balance of wholly purchased real estate loans and real estate loan participations for each state in which the balance of such loans exceeded $1.0 million at September 30, 2001. Not included in the following table are purchased commercial business loans totaling $5.9 million, approximately 51% of which are located in the Company's market area.



                                    One- to Four-       Commercial and                         Total Purchased
                                    Family Loans         Multi-Family     Construction Loans        Loans
                                 ------------------   ------------------  ------------------   -----------------
                                             Number               Number              Number              Number
                                              of                   of                  of                  of
           Location               Balance    Loans     Balance    Loans    Balance    Loans    Balance    Loans
------------------------------   ---------   ------   ---------   ------  ---------   ------  ---------   ------
                                                            (Dollars in Thousands)

Arizona ......................   $     75       2     $  1,069       1     $ 5,000       1    $  6,144       4
California ...................         30       3        3,419       2          --      --       3,449       5
Colorado .....................          1       1        5,539       8          --      --       5,540       9
Illinois .....................         --      --        3,052       3          --      --       3,052       3
Iowa .........................      3,655      64        4,262       7       2,200       1      10,117      72
Minnesota ....................         --      --       10,728      10       1,000       1      11,728      11
Missouri .....................        693      13          937       4          --      --       1,630      17
Nebraska .....................        301       9        1,583       1          --      --       1,884      10
New Mexico ...................         --      --        4,375       1          --      --       4,375       1
North Carolina ...............      9,168      43           --      --          --      --       9,168      43
South Dakota .................        183      19        4,306       6       1,469       1       5,958      26
Washington ...................     12,009      44       31,302      14       3,544       1      46,855      59
Wisconsin ....................         --      --        6,574       5          --      --       6,574       5
Other states .................      2,157      98        2,138      11          --      --       4,295     109
                                 --------    ----     --------    ----     -------    ----    --------    ----

  Total ......................   $ 28,272     296     $ 79,284      73     $13,213       5    $120,769     374
                                 ========    ====     ========    ====     =======    ====    ========    ====

  Percent of loan portfolio...       29.6%                64.1%               60.4%               35.2%
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

     The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2001.


                                                                       Loans Delinquent For:
                                      ------------------------------------------------------------------------------------
                                                30-59 Days                 60-89 Days              90 Days and Over
                                      ----------------------------  --------------------------  --------------------------
                                                           Percent                     Percent                     Percent
                                                             of                          of                          of
                                      Number   Amount     Category  Number   Amount   Category  Number   Amount   Category
                                      ------   ------     --------  ------   ------   --------  ------   ------   --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family ..........         3     $  146       .15%       1     $   24      .03%      5     $  168      .18%
  Commercial and multi-family ..         3      3,335      2.70        2      7,506     6.07       1        464      .38
  Agricultural real estate .....        --         --        --       --         --       --      --         --       --
Consumer .......................        25        179       .64       10        112      .40       4         33      .12
Agricultural operating .........         2        232       .92        7        823     3.26       3        569     2.25
Commercial business ............        48        873      2.37       31        303      .82       4        369     1.00
                                      ----     ------               ----     ------             ----     ------
    Total ......................        81     $4,765      1.39%      51     $8,768     2.56%     17     $1,603      .47%
                                      ====     ======               ====     ======             ====     ======


     Delinquencies 90 days and over constituted .47% of total loans and 0.31% of total assets.

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

                                                                      September 30,
                                                 ------------------------------------------------------
                                                  1997        1998        1999        2000        2001
                                                 ------------------------------------------------------
                                                                  (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.......................     $  444      $  298      $  613      $  206      $  168
  Commercial and multi-family...............      1,692         777       1,055          --         464
  Agricultural real estate..................         --          --          70          37          --
  Consumer..................................        246         142         140          --          33
  Agricultural operating....................        289       1,738         285          17         569
  Commercial business.......................        204         209          75          51         369
                                                 ------      ------      ------      ------      ------
     Total non-accruing loans...............      2,875       3,164       2,238         311       1,603
                                                 ------      ------      ------      ------      ------

Accruing loans delinquent
  90 days or more...........................        282       3,905         ---         ---          --
                                                 ------      ------      ------      ------      ------
     Total non-performing loans.............      3,157       7,069       2,238         311       1,603
                                                 ------      ------      ------      ------      ------

Restructured Loans:
  Consumer..................................         --          --          --          --          10
  Agricultural operating....................         --          --         923         918          14
  Commercial business.......................         --          --          53          43          --
                                                 ------      ------      ------      ------      ------
     Total restructured loans...............         --          --         976         961          24

Foreclosed assets:
  One- to four-family.......................         85          19          94          --          --
  Commercial real estate....................         67       1,324          --         430         889
  Consumer..................................         --          19          24          15          51
  Commercial business.......................          4          --          25          --          --
                                                 ------      ------      ------      ------      ------
     Total..................................        156       1,362         143         445         940
 Less:  Allowance for losses................         --         299          --          --          --
                                                 ------      ------      ------      ------      ------
     Total foreclosed assets, net...........        156       1,063         143         445         940
                                                 ------      ------      ------      ------      ------

Total non-performing assets.................     $3,313      $8,132      $3,357      $1,717      $2,567
                                                 ======      ======      ======      ======      ======
Total as a percentage of total assets.......        .82%       1.94 %       .66%        .34  %      .49%
                                                 ======      ======      ======      ======      ======



     For the year ended September 30, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $192,000, of which none was included in interest income.

     Non-accruing Loans. At September 30, 2001, the Company had $1.6 million in non-accruing loans, which constituted 0.47% of the Company's gross loan portfolio. At such date, there were no non-accruing loans or aggregate non-accruing loans to one borrower in excess of $500,000 in net book value.

     Other Loans of Concern. At September 30, 2001, there were loans totaling $10.2 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of four one- to four-family residential mortgage loans totaling $130,000, four commercial business loans totaling $344,000 million, nine agricultural operating loans totaling $1.6 million, thirty-one consumer loans totaling $281,000 and five commercial real estate loans totaling $7.8 million.

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

     On the basis of management's review of its assets, at September 30, 2001, the Company had classified a total of $7.2 million of its assets as substandard, $49,000 as doubtful and none as loss.

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

     The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                                   September 30,
                                                             -----------------------------------------------------
                                                              1997        1998         1999       2000       2001
                                                             -----------------------------------------------------
                                                                              (Dollars in Thousands)
Balance at beginning of period..........................     $2,356      $2,379       $2,909     $3,093     $3,590

Charge-offs:
  One-to four-family....................................        ---        (103)         (84)       (65)       (37)
  Agricultural operating ...............................        ---        (595)      (1,160)       ---       (308)
  Commercial and multi-family...........................         (2)       (299)         ---       (370)       ---
  Consumer..............................................        (66)       (152)        (202)      (104)       (61)
  Commercial business...................................        (55)        (17)        (420)      (731)       (76)
                                                             ------      -------      ------     ------     -------
    Total charge-offs...................................       (123)     (1,166)      (1,866)    (1,270)      (482)
Recoveries:
  One-to-four family....................................         --          --           --        ---          2
  Consumer..............................................        ---          17           39         55         29
  Commercial business...................................        ---           5            8         33          3
  Commercial and multi-family...........................          2         ---          ---        ---        ---
  Agricultural operating................................         24          11           11         39         17
                                                             ------      ------       ------     ------     ------
    Total recoveries....................................         26          33           58        127         51
                                                             ------      ------       ------     ------     ------

    Net charge-offs.....................................        (97)     (1,133)      (1,808)    (1,142)      (432)
Additions charged to operations.........................        120       1,663        1,992      1,640        710
                                                             ------      ------       ------     ------     ------
Balance at end of period................................     $2,379      $2,909       $3,093     $3,590     $3,869
                                                             ======      ======       ======     ======     ======

Ratio of net charge-offs during the period to average
   loans outstanding during the period..................       .04%        .44%         .63%       .37%       .13%
                                                             =====       =====        =====      =====      =====

Ratio of net charge-offs during  the period to average
  non-performing assets.................................      4.46%      21.50%       43.12%     64.53%     16.04%
                                                             =====       =====        =====      =====      =====

     For more information on the provision for loan losses, see "Management's Discussion and Analysis - Results of Operations" in the Annual Report.

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                       September 30,
                            ------------------------------------------------------------------------------------------------
                                   1997               1998                1999               2000                2001
                            ------------------  ----------------  -------------------  -----------------  -----------------

                                      Percent           Percent             Percent            Percent            Percent
                                     of Loans           of Loans            of Loans           of Loans           of Loans
                                      in Each           in Each             in Each            in Each            in Each
                                     Category           Category            Category           Category           Category
                                      to Total          to Total            to Total           to Total           to Total
                            Amount     Loans    Amount    Loans    Amount     Loans    Amount   Loans     Amount    Loans
                            -------  ---------  ------  --------  -------- ---------  -------  ---------  ------- ---------
                                                                 (Dollars in Thousands)
One- to four-family........  $  222     27.75%  $  257    30.50%   $  331    34.80%    $  250   31.63%    $  222     27.87%
Commercial and multi-
  family real estate.......     712     28.12      602    23.77       772     27.06     1,183   31.01      1,604     36.04
Agricultural real estate...     117      4.41      132     3.75       114      3.11       124    3.26        128      3.42
Construction...............     106      7.99      165    11.73       123      8.95       125    9.37         88      6.38
Consumer...................     289     10.29      277     9.33       308      7.39       335    7.93        403      8.21
Agricultural operating.....     580     14.51    1,024    13.24       806      9.24       611    8.02        617      7.36
Commercial business........     277      6.93      324     7.68       449      9.45       592    8.78        618     10.72
Unallocated................      76        --      128       --       190        --       370      --        189        --
                             ------     -----   ------    -----    ------    -----     ------   -----     ------     -----
     Total.................  $2,379    100.00%  $2,909   100.00%   $3,093    100.00%   $3,590  100.00%    $3,869    100.00%
                             ======    ======   ======   ======    ======    ======    ======  ======     ======    ======


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

         As of September 30, 2001, the Company's entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company's investment and mortgage-backed securities portfolios, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

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


                                                               September 30,
                                                    --------------------------------
                                                      1999        2000         2001
                                                    --------------------------------
                                                          (Dollars in Thousands)
Investment Securities:
 Trust preferred securities(1) ................     $26,998     $25,921     $24,680
 Federal agency obligations ...................      15,492      16,380       5,080
 Municipal bonds ..............................       1,387       1,215       1,023
 Equity investments ...........................         856       1,070         420
 Freddie Mac preferred stock ..................         202         213         249
 Fannie Mae common stock ......................         125         143         160
                                                    -------     -------     -------
     Subtotal .................................      45,060      44,942      31,612

FHLB stock ....................................       8,126       8,328       6,399
                                                    -------     -------     -------

     Total investment securities and FHLB stock     $53,186     $53,270     $38,011
                                                    =======     =======     =======

Other Interest-Earning Assets:
  Interest bearing deposits in other financial
    institutions and Federal Funds sold .......     $ 4,208     $ 5,938     $ 7,750
                                                    =======     =======     =======


-------------------

(1) Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company's total equity. The name and the aggregate market value of securities of each individual issuer are as follows, as of September 30, 2001: PNC Capital Trust, $4.5 million; Key Corp Capital I, $4.5 million; Huntington Capital II, $4.3 million; Bank Boston Capital Trust IV, $4.5 million; BankAmerica Capital III, $4.4 million.

         The composition and maturities of the Company's investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

                                                                September 30, 2001
                                  -----------------------------------------------------------------------------
                                                                After 5
                                                   After 1      Years
                                   1 Year or       Through      Through       After        Total Investment
                                      Less         5 Years      10 Years     10 Years         Securities
                                  ------------    ----------   ----------   ----------   ----------------------
                                    Carrying       Carrying     Carrying     Carrying    Amortized    Market
                                      Value         Value        Value        Value         Cost      Value
                                  ------------    ----------   ----------   ----------   ----------  ----------
                                                            (Dollars in Thousands)
Trust preferred securities.......      $   ---        $ ---       $  ---     $24,680      $27,170      $24,680
Municipal bonds..................          258          713           52          --          980        1,023
Federal agency obligations.......          ---          ---        5,080         ---        4,992        5,080
                                   -----------   ----------    ----------  ---------    ---------    ---------

Total investment securities......      $   258        $ 713       $5,132     $24,680      $33,142      $30,783
                                       =======        =====       ======     =======      =======      =======

Weighted average yield...........        5.78%        5.56%        6.67%       4.75%        5.07%        5.10%




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

         CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 2001, the Company held CMOs totaling $68.8 million, all of which were secured by underlying collateral issued under government-sponsored agency programs or residential real estate mortgage loans. Premiums associated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

         At September 30, 2001, $112.5 million or 98.9% of the Company's mortgage-backed securities portfolio had fixed rates of interest and $1.3 million or 1.1% of such portfolio had adjustable rates of interest.

         Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2001, $108.8 million or 95.6% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

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

         The following table sets forth the carrying value of the Company's mortgage-backed securities at the dates indicated.

                                                                     September 30,
                                                          ----------------------------------
                                                            1999         2000         2001
                                                          --------     --------     --------
                                                                (Dollars in Thousands)
Ginnie Mae ..........................................     $ 27,886     $ 23,780     $ 39,490
CMO .................................................       95,325       71,164       68,845
Freddie Mac .........................................        5,791        4,720        3,180
Fannie Mae ..........................................        3,934        2,469        1,952
Privately Issued Mortgage Pass-Through Certificates..          493          405          295
                                                          --------     --------     --------

     Total ........................................       $133,429     $102,538     $113,762
                                                          ========     ========     ========

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 2001. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.



                                                                 Due in
                                   ---------------------------------------------------
                                                  After 1       After 5                   September 30,
                                                    Year         Years                        2001
                                   1 Year or      Through       Through        After         Balance
                                      Less        5 Years       10 Years      10 Years     Outstanding
                                   ---------     ---------     ---------      --------   ---------------
                                                        (Dollars in Thousands)

Ginnie Mae .....................   $     --      $     --      $     --      $ 39,490        $ 39,490
CMO ............................         --            --        17,280        51,565          68,845
Freddie Mac ....................          8         2,419           343           410           3,180
Fannie Mae .....................         35             6           581         1,330           1,952
Privately Issued Mortgage
  Pass-Through Certificates(1)..         --            --            --           295             295
                                   --------      --------      --------      --------        --------

     Total ...................     $     43      $  2,425      $ 18,204      $ 93,090        $133,762
                                   ========      ========      ========      ========        ========

Weighted average yield .......         8.61%         6.80%         6.38%         6.48%           6.47%

------------------

(1)  This security is rated Aaa by a nationally recognized rating agency.


         At September 30, 2001, the contractual maturity of 81.8% of all of the Company's mortgage- backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

         The following table sets forth the savings flows at the Company during the periods indicated.


                                                          September 30,
                                     --------------------------------------------------
                                         1999               2000              2001
                                     --------------------------------------------------
                                               (Dollars in Thousands)
Opening balance.....................    $ 283,858         $ 304,780         $ 318,654
Deposits............................      608,478           655,460           723,458
Withdrawals.........................     (599,915)         (654,717)         (718,006)
Interest credited...................       12,359            13,131            14,676
                                      -----------       -----------       -----------

 Ending balance.....................    $ 304,780         $ 318,654         $ 338,782
                                        =========         =========         =========

Net increase (decrease).............   $   20,922        $   13,874        $   20,128
                                       ==========        ==========        ==========

Percent increase (decrease).........        7.37%             4.55%             6.32%
                                            ====              ====              ====



         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.



                                                                     September 30,
                                          --------------------------------------------------------------
                                                 1999                   2000                 2001
                                          -------------------    ------------------   ------------------
                                                     Percent               Percent              Percent
                                           Amount    of Total     Amount   of Total    Amount   of Total
                                          --------   --------    --------  --------   --------  --------
                                                               (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------

Commercial Demand...................       $ 5,681      1.86%    $  6,041      1.90%   $  7,733     2.28%
Passbook Accounts...................        17,043      5.59       15,025      4.71      12,221     3.61
NOW Accounts........................        16,055      5.27       16,472      5.17      19,511     5.76
Money Market Accounts...............        41,905     13.75       41,012     12.87      51,185    15.11
                                           -------     -----     --------    ------    --------

Total Non-Certificate...............        80,684     26.47       78,550     24.65      90,650    26.76
                                           -------     -----     --------    ------    --------   ------

Certificates:
------------

Variable............................         1,253       .41        1,077       .34       1,011      .30
 0.00 - 3.99%.......................           267       .09          100       .03      19,598     5.78
 4.00 -  5.99%......................       185,476     60.85       97,054     30.46     106,841    31.54
 6.00 -  7.99%......................        37,098     12.17      141,873     44.52     120,682    35.62
 8.00 -  9.99%......................             2       .01           --        --          --       --
                                           -------     -----     --------    ------    --------    -----

Total Certificates..................       224,096     73.53      240,104     75.35     248,132    73.24
                                           -------     -----     --------    ------    --------    -----
Total Deposits......................      $304,780    100.00%    $318,654    100.00%   $338,782   100.00%
                                          ========    ======     ========    ======    ========   ======

         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 2001.


                                                       0.00-         4.00-         6.00-                     Percent
                                     Variable          3.99%         5.99%         7.99%         Total       of Total
                                   -----------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
---------------------------------

December 31, 2001.................       $    80       $ 2,450      $ 18,465     $  26,507      $ 47,502        19.1%
March 31, 2002....................           184         3,407        20,747        13,651        37,989         15.3
June 30, 2002.....................           134         6,615        19,102        25,012        50,863         20.5
September 30, 2002................            82         4,243        10,478        12,116        26,919         10.8
December 31, 2002.................           204           565         8,657        13,157        22,583          9.1
March 31, 2003....................           202         1,085         6,081         5,544        12,912          5.2
June 30, 2003.....................            --           136         6,008         4,747        10,891          4.4
September 30, 2003................            --           828         6,449         4,400        11,677          4.7
December 31, 2003.................            --            14         1,824         2,342         4,180          1.7
March 31, 2004....................             1            --         2,676         1,208         3,885          1.6
June 30, 2004.....................           124           111         1,438         1,128         2,801          1.1
September 30, 2004................            --           100         2,566           584         3,250          1.3
 Thereafter.......................            --            44         2,350        10,286        12,680          5.1
                                   -------------- ------------    ----------    ----------     ---------       ------

 Total............................       $ 1,011       $19,598      $106,841      $120,682      $248,132       100.0%
                                         =======       =======      ========      ========      ========       =====

 Percent of total.................          .41%         7.90%        43.60%        48.64%       100.00%
                                            ===          ====         =====         =====        ======



         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 2001.

                                                                               Maturity
                                                  ----------------------------------------------------------------------
                                                                   After       After
                                                     3 Months     3 to 6       6 to 12          After
                                                     or Less      Months       Months         12 months      Total
                                                  ----------------------------------------------------------------------
                                                                           (In Thousands)
Certificates of deposit less than $100,000.......    $37,576      $30,745      $69,562       $74,774        $212,132

Certificates of deposit of $100,000 or more......      9,926        7,244        8,220        10,085          35,475
                                                     -------      -------   ----------     ---------        --------

Total certificates of deposit....................    $47,502      $37,989      $77,782       $84,859        $248,132 (1)
                                                     =======      =======      =======       =======        ========

(1) Includes deposits from governmental and other public entities totaling $2.8 million.



         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

         The Company's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2001, the Company had $126.4 million of advances from the FHLB of Des Moines and the ability to borrow up to an approximate additional $50.0 million. At September 30, 2001, advances totaling $21.7 million had terms to maturity of one year or less. The remaining $104.7 million had maturities ranging up to 18 years.

         On July 6, 2001, the Company issued all of the 10,000 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75%, not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2006. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture Agreement. Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's common stock.

         From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 2001, the Company had approximately $2.0 million of retail repurchase agreements outstanding.

         Historically, the Company has entered into reverse repurchase agreements through nationally recognized broker-dealer firms. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company's investment and mortgage-backed securities. The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, Preferred Securities of Subsidiary Trust and other borrowings (consisting of FRB advances) for the periods indicated.


                                                                     September 30,
                                                        -------------------------------------
                                                           1999          2000         2001
                                                        ----------    ----------   ----------
                                                                 (Dollars in Thousands)
Maximum Balance:
---------------
  FHLB advances....................................       $161,348     $157,658    $129,010
  Retail and reverse repurchase agreements.........          4,322        4,920      20,239
  Preferred securities of subsidiary trust.........             --           --      10,000
  Other borrowings.................................            200          ---         ---

Average Balance:
---------------
  FHLB advances....................................       $135,846     $149,896    $126,352
  Retail and reverse repurchase agreements.........          3,300        3,460       6,490
  Preferred securities of subsidiary trust.........             --           --       2,113
  Other borrowings.................................             48          ---         ---



         The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.



                                                                                  September 30,
                                                          ---------------------------------------------------

                                                                1999              2000             2001
                                                          ---------------   ---------------   ---------------
                                                                         (Dollars in Thousands)
FHLB advances............................................     $161,348          $139,738          $126,352
Retail and reverse repurchase agreements.................        3,021             4,255             1,993
Preferred securities of subsidiary trust.................           --                --            10,000
Other borrowings.........................................          ---               ---               ---
                                                              --------          --------          --------

     Total borrowings....................................     $164,369          $143,993          $138,345
                                                              ========          ========          ========

Weighted average interest rate of FHLB advances..........        5.38%             5.99%             5.76%

Weighted average interest rate of retail and reverse
repurchase agreements....................................        5.28%             6.32%             4.57%

Weighted average interest rate of other borrowings.......         ---%              ---%              ---%

Weighted average interest rate of preferred securities of          --%               --%             7.57%
subsidiary trust.........................................



Subsidiary Activities

         The only subsidiaries of the Company are First Federal, Security and First Midwest Financial Capital Trust I. First Federal has one service subsidiary, First Services Financial Limited ("First Services"). At September 30, 2001, the net book value of First Federal's investment in First Services was approximately $49,000. Security does not have any subsidiaries. First Federal organized First Services, its sole service corporation, in 1983. First Services is located in Storm Lake, Iowa and offers mutual funds, equities, bonds, insurance products and annuities. First Services recognized net income of $103,000 during fiscal 2001.

Regulation

         General. First Midwest currently has three wholly-owned subsidiaries, First Federal, a federally-chartered thrift institution, Security, an Iowa-chartered commercial bank and First Midwest Financial Capital Trust I, a statutory business trust organized under the Delaware Business Trust Act. First Federal is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits up to applicable limits. First Federal is a member of the FHLB System and is subject to certain limited regulation by the FRB. Such regulation and supervision governs the activities in which an institution can engage and the manner in which such activities are conducted, and is intended primarily for the protection of the insurance fund and depositors. Security is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the "ISB") and the FRB, which are its state and primary federal regulators, respectively. It is also subject to regulation by the FDIC, which insures its deposits up to applicable limits. As with First Federal, such regulation and supervision governs the activities in which Security can engage and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

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

         Federal Regulation of Financial Institutions. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of November 6, 2000. When these examinations are conducted by the OTS, the examiners may require First Federal to provide for higher general or specific loan loss reserves. Security is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of December 26, 2000.

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

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Security is subject to such restrictions under state law as administered by the ISB. Federal savings associations are also generally authorized to branch nationwide whereas Iowa chartered banks, such as Security, are limited to establishing branches in the counties contiguous to the county where their home office is located. At September 30, 2001, First Federal and Security were in compliance with the noted restrictions.

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Security is subject to similar restrictions. At September 30, 2001, First Federal's and Security's lending limit under these restrictions was $6.7 million and $953,000, respectively. First Federal and Security are in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% per $100 of assessable deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 2001, each of First Federal and Security met the capital requirements of a "well capitalized" institution and were not subject to any assessment. See Note 13 of Notes to Consolidated Financial Statements in the Annual Report.

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

         Though not anticipated, the imposition of any of these measures on First Federal or Security may have a substantial adverse effect on Company's operations and profitability. First Midwest shareholders do not have preemptive rights, and therefore, if First Midwest is directed by the OTS, the FRB or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in shareholders percentage of ownership of First Midwest.

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

         Savings institutions such as First Federal may make a capital distribution without the approval of the OTS, provided they notify the OTS 30-days before they declare the capital distribution and they meet the following requirements: (i) have a regulatory rating in one of the two top examination categories, (ii) are not of supervisory concern, and will remain adequately- or well- capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed their net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If a savings institution does not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

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

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related loans and investments. At September 30, 2001, First Federal met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL within one year and thereafter remains a QTL, or limits its new investments and activities to those permissible for both a savings association and a national bank. In addition, the association is subject to national bank limits for payment of dividends and branching authority. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.

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

         As members of the FHLB System, First Federal and Security are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2001, the Banks had in the aggregate $6.4 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 2001, dividends paid by the FHLB of Des Moines to First Federal and Security totaled $421,000. Over the past five calendar years such dividends have averaged 6.76% and were 4.70% for the first three quarters of the calendar year 2001.

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

         To the extent earnings appropriated to a savings bank's bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2001, First Federal's Excess for tax purposes totaled approximately $6.7 million.

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

         South Dakota Taxation. First Federal files a South Dakota franchise tax return due to the operations of its Sioux Falls and Brookings divisions. The South Dakota franchise tax is imposed only on depository institutions. First Midwest, Security and First Federal's subsidiaries are therefore not subject to the South Dakota franchise tax.

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

         The Company serves Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac counties in Iowa and Brookings, Lincoln and Minnehaha counties in South Dakota. There are 33 commercial banks, four savings banks, other than First Federal, and one credit union which compete for deposits and loans in First Federal's primary market area in northwest Iowa and eight commercial banks, one savings bank, other than First Federal, and one credit union which compete for deposits and loans in First Federal's market area in Brookings, South Dakota. In addition, there are twelve commercial banks in Security's primary market area in west central Iowa. First Federal competes for deposits and loans with numerous financial institutions located throughout the metropolitan market areas of Des Moines, Iowa and Sioux Falls, South Dakota.

Employees

         At September 30, 2001, the Company and its subsidiaries had a total of 155 employees, including 12 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         Donald J. Winchell - Mr. Winchell, age 49, serves as Senior Vice President, Treasurer and Chief Financial Officer of First Midwest and First Federal, and is responsible for the formulation and implementation of policies and objectives for First Federal's finance and accounting functions. His duties include financial planning, interest rate risk management, accounting, investments, financial policy development and compliance, budgeting and asset/liability management. Mr. Winchell also serves as Treasurer of First Services Financial Limited and Brookings Service Corporation. Mr. Winchell joined First Federal in 1989 as Vice President and Chief Financial Officer, was appointed Treasurer in 1990, and Senior Vice President in 1992. Prior to joining First Federal, Mr. Winchell served as Senior Vice President and Chief Financial Officer of Midwest Federal Savings and Loan Association of Nebraska City, Nebraska since 1981. Mr. Winchell received a Bachelor of Science degree and a Bachelor of Business Administration degree from Washburn University, Topeka, Kansas. Mr. Winchell is a certified public accountant.

Item 2.   Description of Property

         The Company conducts its business at its main office and branch office in Storm Lake, Iowa, and five other locations in its primary market area in Northwest Iowa. The Company also operates two offices in Brookings, South Dakota, through the Company's Brookings Federal Bank division of the Bank; three offices in Des Moines, Iowa, through the Company's Iowa Savings Bank division of the Bank; one office in Sioux Falls, South Dakota, through the Company's Sioux Falls division of the Bank; and three offices in West Central Iowa through the Company's Security State Bank subsidiary.

         The Company owns all of its offices, except for the branch offices located at Storm Lake Plaza, Storm Lake, Iowa and West Des Moines, Iowa as to which the land is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2001 was $9.3 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Banks. The Company has initiated plans to construct a new office to be located in Urbandale, Iowa. The construction of the Urbandale office is anticipated to be completed by the end of the 2002 fiscal year.

         The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 2001 was approximately $816,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         Page 52 of the attached 2001 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Selected Financial Data

         Page 12 of the attached 2001 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis or Financial Condition and Results of Operation

         Pages 13 through 23 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Pages 19 through 21 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         Pages 24 through 49 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The information required by Item 304 of Regulation S-K regarding the change in the Company's accountants was previously filed as part of the Company's Current Report on Form 8-K filed on May 30, 2000, as amended on Form 8-K/A filed on June 13, 2000 and the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held in January 2001, filed on December 18, 2000.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2002, filed on December 17, 2001.

Executive Officers

         Information concerning the executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2002, filed on December 17, 2001 and from the information set forth under the caption "Executive Officers of the Company Who Are Not Directors" contained in Part I of this Form 10-K.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2002, filed on December 17, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2002, filed on December 17, 2001.

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2002, filed on December 17, 2001.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following is a list of documents filed as part of this report:

         (1)  Financial Statements:

                  The following financial statements are incorporated by reference under Part II, Item 8 of this Form 10-K:

         1. Report of Independent Auditors.
         2. Consolidated Balance Sheets as of September 30, 2001 and 2000.
         3. Consolidated Statements of Income for the Years Ended September 30, 2001, 2000 and 1999.
         4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.
         5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.
         6. Notes to Consolidated Financial Statements.


         (2)  Financial Statement Schedules:

                  All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (3)      Exhibits:

                   See Index of Exhibits.

         (b)      Reports on Form 8-K:

         During the three month period ended September 30, 2001, the Registrant filed one current report on Form 8-K dated August 1, 2001 to report the issuance of a press release announcing the authorization of a stock repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST MIDWEST FINANCIAL, INC.


Date:    December 31, 2001                 By:  /s/ James S. Haahr
                                                --------------------------------
                                                James S. Haahr
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ James S. Haahr                                 Date:  December 31, 2001
   ---------------------------------------------
      James S. Haahr, Chairman of the Board
        President and Chief Executive Officer
        (Principal Executive Officer)

By: /s/ E. Wayne Cooley                               Date:  December 31, 2001
    --------------------------------------------
       E. Wayne Cooley, Director

By: /s/ E. Thurman Gaskill                            Date:  December 31, 2001
    --------------------------------------------
        E. Thurman Gaskill, Director

By: /s/ Rodney G. Muilenburg                          Date:  December 31, 2001
    --------------------------------------------
        Rodney G. Muilenburg, Director

By:/s/ Jeanne Partlow                                 Date:  December 31, 2001
   ---------------------------------------------
       Jeanne Partlow, Director

By: /s/ G. Mark Mickelson                             Date:  December 31, 2001
    --------------------------------------------
        G. Mark Mickelson, Director

By: /s/ J. Tyler Haahr                                Date:  December 31, 2001
    --------------------------------------------
        J. Tyler Haahr, Director, Senior Vice
        President, Secretary and Chief Operating
        Officer

By: /s/ Donald J. Winchell                            Date:  December 31, 2001
    --------------------------------------------
       Donald J. Winchell, Senior Vice
         President, Chief Financial Officer and
         Treasurer (Principal Financial and
         Accounting Officer)

                                INDEX TO EXHIBITS

        Exhibit
         Number                        Description
-------------------------------------------------------------------------------


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

         13      Annual Report to Shareholders.

         21      Subsidiaries of the Registrant.

         23.1    Consent of McGladrey & Pullen, LLP.

         23.2    Consent of Crowe, Chizek and Company LLP.

         99      Report of Predecessor Accountants