Form 10-Q
period 2001-12-31
FIRST MIDWEST FINANCIAL INC
filed 2002-02-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

          Class:                               Outstanding at February 12, 2002:
Common Stock, $.01 par value                   2,459,912 Common Shares

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
-------------------------------

     Item 1. Financial Statements (unaudited):

             Consolidated Balance Sheets
              at December 31, 2001 and September 30, 2001                  3

             Consolidated Statements of Income for the
              Three Months Ended December 31, 2001 and 2000                4

             Consolidated Statements of Comprehensive Income (Loss)
              for the Three Months Ended December 31, 2001 and 2000        5

             Consolidated Statement of Changes in Shareholders'
              Equity for the Three Months Ended December 31, 2001          6

             Consolidated Statements of Cash Flows for the
              Three Months Ended December 31, 2001 and 2000                7

             Notes to Consolidated Financial Statements                    8

     Item 2. Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations                         11

     Item 3. Quantitative and Qualitative Disclosure About Market Risk    18


Part II. Other Information                                                20
---------------------------

     Signatures                                                           21
     ----------

Part I. Financial Information
Item I. Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                               December 31, 2001  September 30, 2001
                                                               -----------------  ------------------
Assets
Cash and due from banks                                          $   1,314,920      $   1,016,111
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                       6,297,513          7,750,194
                                                                 -------------      -------------
      Total cash and cash equivalents                                7,612,433          8,766,305
Securities available for sale, amortized cost
   of $161,187,183 at December 31, 2001 and
   $144,836,919 at September 30, 2001                              160,676,665        145,374,339
Loans receivable - net of allowance for loan losses
  of $4,144,719 at December 31, 2001 and $3,868,664
  at September 30, 2001                                            345,942,074        333,062,025
Foreclosed real estate, net                                            979,753            940,143
Accrued interest receivable                                          4,306,283          4,750,792
Federal Home Loan Bank stock, at cost                                6,937,600          6,398,900
Premises and equipment, net                                          9,457,460          9,346,788
Excess of cost over net assets acquired                              3,403,019          3,403,019
Other assets                                                        11,596,523         11,140,752
                                                                 -------------      -------------

         Total Assets                                            $ 550,911,810      $ 523,183,063
                                                                 =============      =============

Liabilities and Shareholders' Equity
                          Liabilities
Deposits                                                         $ 342,957,168      $ 338,781,878
Advances from Federal Home Loan Bank                               124,067,057        126,351,761
Securities sold under agreements to repurchase                      28,392,720          1,992,720
Company Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely
  Subordinated Debentures                                           10,000,000         10,000,000
Advances from borrowers for taxes and insurance                        321,246            446,397
Accrued interest payable                                               663,107            868,281
Other liabilities                                                    1,410,135          1,014,816
                                                                 -------------      -------------

         Total Liabilities                                         507,811,433        479,455,853
                                                                 -------------      -------------

                      Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                    --                 --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,459,912 shares outstanding
   at December 31, 2001; 2,957,999 shares issued and
   2,469,727 shares outstanding at September 30, 2001                   29,580             29,580
Additional paid-in capital                                          20,863,363         20,863,379
Retained earnings - substantially restricted                        31,183,640         31,066,643
Accumulated other comprehensive income (loss)                         (321,811)           338,427
Unearned Employee Stock Ownership Plan shares                         (135,000)          (180,000)
Treasury stock, 498,087 and 488,272 common shares, at cost,
   at December 31, 2001 and September 30, 2001, respectively        (8,519,395)        (8,390,819)
                                                                 -------------      -------------

         Total Shareholders' Equity                                 43,100,377         43,727,210
                                                                 -------------      -------------

         Total Liabilities and Shareholders' Equity              $ 550,911,810      $ 523,183,063
                                                                 =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                             Three Months Ended
                                                                                December 31,
                                                                           2001             2000
                                                                       -----------      -----------
Interest and Dividend Income:
        Loans receivable, including fees                               $ 6,794,813      $ 7,081,316
        Securities available for sale                                    2,334,250        2,652,541
        Dividends on Federal Home Loan Bank stock                           70,222          148,204
                                                                       -----------      -----------
              Total interest and dividend income                         9,199,285        9,882,061

Interest Expense:
        Deposits                                                         3,804,005        4,520,175
        FHLB advances and other borrowings                               2,124,030        2,024,877
                                                                       -----------      -----------
              Total interest expense                                     5,928,035        6,545,052
                                                                       -----------      -----------

Net interest income                                                      3,271,250        3,337,009
Provision for loan losses                                                  299,000          150,000
                                                                       -----------      -----------
Net interest income after provision for loan losses                      2,972,250        3,187,009

Noninterest income:
        Deposit service charges and other fees                             296,152          227,645
        Gain (loss) on sales of securities available for sale, net           6,879               --
        Gain (loss) on sales of foreclosed real estate, net                 (1,704)            (457)
        Brokerage commissions                                               75,655           27,863
        Other income                                                       192,696           32,828
                                                                       -----------      -----------
              Total noninterest income                                     569,678          287,879

Noninterest expense:
        Employee compensation and benefits                               1,851,407        1,550,573
        Occupancy and equipment expense                                    454,466          346,772
        Federal deposit insurance premium                                   15,781           15,964
        Data processing expense                                            139,745           88,721
        Other expense                                                      474,846          473,989
                                                                       -----------      -----------
              Total noninterest expense                                  2,936,245        2,476,019
                                                                       -----------      -----------

Income before income taxes                                                 605,683          998,869
Income tax expense                                                         168,898          392,563
                                                                       -----------      -----------
Net income                                                             $   436,785      $   606,306
                                                                       ===========      ===========
Earnings per common share:
        Basic                                                          $      0.18      $      0.25
                                                                       -----------      -----------
        Diluted                                                        $      0.18      $      0.25
                                                                       -----------      -----------



The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                                    Three Months Ended
                                                                        December 31,
                                                                   2001             2000
                                                               -----------      -----------

Net income                                                     $   436,785      $   606,306

Other comprehensive income (loss):
          Net change in net unrealized gains and losses on
            securities available for sale                       (1,047,938)     $ 1,759,169
          Deferred income tax expense (benefit)                   (387,700)         654,633
                                                               -----------      -----------

          Total other comprehensive income (loss)                 (660,238)       1,104,536
                                                               -----------      -----------

Total comprehensive income (loss)                              $  (223,453)     $ 1,710,842
                                                               ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Three Months Ended December 31, 2001


                                                                                           Accumulated
                                                                                              Other
                                                              Additional                  Comprehensive
                                                 Common        Paid-In       Retained     Income (Loss),
                                                 Stock         Capital       Earnings       Net of Tax
                                               ---------    ------------   ------------     -----------

Balance at September 30, 2001                  $  29,580    $ 20,863,379   $ 31,066,643     $   338,427

Cash dividends declared on common
  stock ($0.13 per share)                             --              --       (319,788)             --

Purchase of 12,315 common shares of
  treasury stock                                      --              --             --              --

3,750 common shares committed to be
  released under the ESOP                             --           5,015             --              --

Issuance of 2,500 common shares from
  treasury stock due to exercise of stock
  options                                             --          (5,031)            --              --

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(387,700)                --              --             --        (660,238)

Net income for the three months ended
  December 31, 2001                                   --              --        436,785              --
                                               ---------    ------------   ------------     -----------
Balance at December 31, 2001                   $  29,580    $ 20,863,363   $ 31,183,640     $  (321,811)
                                               =========    ============   ============     ===========




                                                Unearned
                                                Employee
                                                  Stock                         Total
                                                Ownership       Treasury      Shareholders'
                                               Plan Shares       Stock          Equity
                                               -----------    ------------    ------------
Balance at September 30, 2001                  $  (180,000)   $ (8,390,819)   $ 43,727,210

Cash dividends declared on common
  stock ($0.13 per share)                               --              --        (319,788)

Purchase of 12,315 common shares of
  treasury stock                                        --        (161,326)       (161,326)

3,750 common shares committed to be
  released under the ESOP                           45,000              --          50,015

Issuance of 2,500 common shares from
  treasury stock due to exercise of stock
  options                                               --          32,750          27,719

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(387,700)                  --              --        (660,238)

Net income for the three months ended
  December 31, 2001                                     --              --         436,785
                                               -----------    ------------    ------------
Balance at December 31, 2001                   $  (135,000)   $ (8,519,395)   $ 43,100,377
                                               ===========    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Three Months Ended December 31,
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:

     Net income                                                                   $    436,785    $    606,306
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation, amoritization and accretion, net                                441,097         235,182
         Provision for loan losses                                                     299,000         150,000
         (Gain) loss on sales of foreclosed real estate, net                             1,704             457
         (Gain) loss on sales of securities available for sale                          (6,879)             --
         Proceeds from sales of loans held for sale                                  8,982,122       1,501,909
         Originations of loans held for sale                                        (8,982,122)     (1,501,909)
         Net change in accrued interest receivable                                     444,509          40,936
         Net change in other assets                                                    161,160         425,758
         Net change in accrued interest payable                                       (205,174)         32,223
         Net change in accrued expenses and other liabilities                          166,087        (466,791)
                                                                                  ------------    ------------
               Net cash from operating activities                                    1,738,289       1,024,071

Cash flows from investing activities:
     Purchase of securities available for sale                                     (27,091,067)             --
     Proceeds from maturities and principal repayments of
       securities available for sale                                                10,532,068       2,783,343
     Net change in loans receivable                                                 (6,696,745)      6,911,142
     Loans purchased                                                                (6,566,454)     (2,801,910)
     Proceeds from sales of foreclosed real estate                                      53,146         404,596
     Purchase of FHLB stock                                                           (538,700)             --
     Purchase of premises and equipment, net                                          (296,450)       (592,722)
                                                                                  ------------    ------------
               Net cash from investing activities                                  (30,604,202)      6,704,449

Cash flows from financing activities:
     Net change in noninterest-bearing demand, savings, NOW, and
       money market demand deposits                                                  6,770,290       5,119,950
     Net change in other time deposits                                              (2,594,999)     10,205,475
     Proceeds from advances from Federal Home Loan Bank                             84,650,000      47,215,000
     Repayments of advances from Federal Home Loan Bank                            (86,934,704)    (63,569,952)
     Proceeds from other borrowings                                                 88,900,000              --
     Repayments of other borrowings                                                (62,800,000)             --
     Net change in securities sold under agreements to repurchase                      300,000        (916,601)
     Net change in advances from borrowers for taxes and insurance                    (125,151)         59,208
     Cash dividends paid                                                              (319,788)       (315,865)
     Proceeds from the exercise of stock options                                        27,719              --
     Purchase of treasury stock                                                       (161,326)        (17,778)
                                                                                  ------------    ------------
               Net cash from financing activities                                   27,712,041      (2,220,563)
                                                                                  ------------    ------------

Net change in cash and cash equivalents                                             (1,153,872)      5,507,957

Cash and cash equivalents at beginning of period                                     8,766,305       6,922,531
                                                                                  ------------    ------------
Cash and cash equivalents at end of period                                        $  7,612,433    $ 12,430,488
                                                                                  ============    ============
Supplemental disclosure of cash flow information
     Cash paid during the period for:
         Interest                                                                 $  6,133,209    $  6,512,829
         Income taxes                                                                    9,200           9,500

Supplemental schedule of non-cash investing and financing activities:
     Loans transferred to foreclosed real estate                                  $     94,459    $     34,000



The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal"), Security State Bank ("Security"), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2001.

2.   EARNINGS PER SHARE

     Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

     A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months ended December 31, 2001 and 2000 is presented below.

                                                        Three Months Ended
                                                            December 31,
                                                            ------------
                                                        2001            2000
                                                        ----            ----
Basic Earnings Per Common Share:
 Numerator:
   Net Income                                       $   436,785      $   606,306
                                                    ===========      ===========
 Denominator:
   Weighted average common
       shares outstanding                             2,466,639        2,429,727
   Less: Weighted average
       unallocated ESOP shares                          (13,750)              --
                                                    -----------      -----------
   Weighted average common shares
       outstanding for basic earnings
       per share                                      2,452,889        2,429,727
                                                    ===========      ===========

   Basic earnings per common share                  $      0.18      $      0.25
                                                    ===========      ===========

                                                          Three Months Ended
                                                             December 31,
                                                          2000          1999
                                                          ----          ----
Diluted Earnings Per Common Share:
  Numerator:
   Net Income                                          $  436,785     $  606,306
                                                       ==========     ==========
  Denominator:
   Weighted average common
       shares outstanding for basic
       earnings per common share                        2,452,889      2,429,727
   Add: Dilutive effects of assumed
       exercise of stock options, net
       of tax benefits                                     39,331         28,006
                                                       ----------     ----------
   Weighted average common and
       dilutive potential common
       shares outstanding                               2,492,220      2,457,733
                                                       ==========     ==========

       Diluted earnings per common share               $     0.18     $     0.25
                                                       ==========     ==========

3.   COMMITMENTS

     At December 31, 2001 and September 30, 2001, the Company had outstanding commitments to originate and purchase loans totaling $24.2 million and $29.7 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

4.   INTANGIBLE ASSETS

     On October 1, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, "Business Combinations" (APB 16). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process. The first step identifies potential impairment and the second step measures the amount of goodwill impairment loss to be recognized.

     As of October 1, 2001, the Company has undertaken to identify those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill and has concluded that all amounts should be included in goodwill. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The Company has not completed the first step of the goodwill impairment test, but will perform the test during the second quarter of fiscal 2001.

     Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net income and net income per share would have been as follows:


                                                    3 Months ended
                                                  December 31, 2000
                                                  -----------------

                                                        Basic        Diluted
                                            Net        earnings     earnings
                                          Income       Per Share    Per share
                                         --------      ---------    ---------
  Net Income:
     As reported                         $606,306       $   .25      $   .25
     Add:  Goodwill amortization           92,187           .04          .03
                                         --------       -------      -------

      Pro forma net income               $698,493       $   .29      $   .28
                                         ========       =======      =======



     As of September 30, 2001 and December 31, 2001 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three months ended December 31, 2001.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2001, compared to September 30, 2001, and the consolidated results of operations for the three months ended December 31, 2001, compared to the same period in 2000. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2001.

FINANCIAL CONDITION

Total assets increased by $27.7 million, or 5.3%, to $550.9 million at December 31, 2001, from $523.2 million at September 30, 2001.

The portfolio of securities available for sale increased $15.3 million, or 10.5%, to $160.7 million at December 31, 2001, from $145.4 million at September 30, 2001. The increase resulted from the purchase of securities available for sale in an amount greater than maturities and principal repayments received during the period.

The portfolio of net loans receivable increased by $12.8 million, or 3.8%, to $345.9 million at December 31, 2001, from $333.1 million at September 30, 2001. The increase was due to increases in commercial and multi-family real estate loans and commercial business loans, which were partially offset by decreases in single-family residential mortgage loans, consumer loans and agricultural loans.

Deposit balances increased by $4.2 million, or 1.2%, to $343.0 million at December 31, 2001, from $338.8 million at September 30, 2001. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, and savings accounts in the amounts of $4.3 million, $772,000, and $1.7 million, respectively. These increases were partially offset by a $2.6 million decrease in certificates of deposit.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $2.3 million, or 1.8%, to $124.1 million at December 31, 2001 from $126.4 million at September 30, 2001. In addition, the balance in securities sold under agreements to repurchase increased by $26.4 million to $28.4 million at December 31, 2001 from $2.0 million at September 30, 2001. The increase in securities sold under agreements to repurchase reflects the use of alternative borrowing sources at comparatively lower costs to fund balance sheet growth during the quarter.

Total shareholders' equity decreased $627,000, or 1.4%, to $43.1 million at December 31, 2001 from $43.7 million at September 30, 2001. The decrease in shareholders' equity during the period was due primarily to an increase in the unrealized loss on securities available for sale in accordance with SFAS 115.

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

At December 31, 2001, the Company had loans delinquent 30 days and over totaling $14.3 million, or 4.1% of total loans compared to $15.1 million, or 4.5% of total loans at September 30, 2001.

At December 31, 2001, commercial and multi-family real estate loans delinquent 30 days and over totaled $10.7 million, or 3.1% of the total loan portfolio as compared to $11.3 million, or 3.4% of total loans at September 30, 2001. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At December 31, 2001, agricultural operating loans delinquent 30 days and over totaled $1.5 million, or 0.43% of the total loan portfolio as compared to $1.6 million, or 0.48% of total loans at September 30, 2001. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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


                                         December 31, 2001    September 30, 2001
                                         -----------------    ------------------
                                                (Dollars in Thousands)
Non-accruing loans:
     One-to four family                        $  154             $  168
     Commercial and multi-family                4,926                464
     Agricultural real estate                      --                 --
     Consumer                                      64                 33
     Agricultural operating                       677                569
     Commercial business                          539                369
                                               ------             ------
       Total non-accruing loans                 6,360              1,603

Accruing loans delinquent 90 days or more          --                 --
                                               ------             ------
       Total non-performing loans               6,360              1,603
                                               ------             ------

Restructured loans:
     Consumer                                      10                 10
     Agricultural operating                        14                 14
     Commercial business                           --                 --
                                               ------             ------
       Total  restructured loans                   24                 24
                                               ------             ------

Foreclosed assets:
     Commercial real estate                       931                889
     Consumer                                      49                 51
                                               ------             ------
     Total foreclosed assets                      980                940
     Less: Allowance for losses                    --                 --
                                               ------             ------
       Total foreclosed assets, net               980                940
                                               ------             ------

Total non-performing assets                    $7,364             $2,567
                                               ======             ======

Total as a percentage of total assets            1.34%              0.49%
                                               ======             ======


The increase in non-accruing loans at December 31, 2001 as compared to September 30, 2001 was primarily due to the transfer of a $4.5 million commercial real estate participation loan secured by a hotel to non-accrual status.

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

On the basis of management's review of its loans and other assets, at December 31, 2001, the Company had classified a total of $13.8 million of its assets as substandard, $181,000 as doubtful and none as loss as compared to classifications at September 30, 2001 of $7.2 million substandard, $49,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to low commodity prices. Price levels for grain crops have generally been depressed since mid-1998 and currently remain at historically low levels. Grain crop prices are not expected to increase significantly in the near term. Livestock prices have improved and are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At December 31, 2001, the Company has established an allowance for loan losses totaling $4.1 million. The allowance represents approximately 65% of the total non-performing loans at December 31, 2001 as compared to approximately 240% of the total non-performing loans at September 30, 2001.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three-month periods ended December 31, 2001 and December 31, 2000:

                                               2001            2000
                                               ----            ----
                                                  (In Thousands)
    Balance, September 30,                   $ 3,869         $ 3,590
      Charge-offs                                (39)            (33)
      Recoveries                                  16              26
      Additions charged to operations            299             150
                                             -------         -------
    Balance, December 31,                    $ 4,145         $ 3,733
                                             =======         =======

The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

RESULTS OF OPERATIONS

General. For the three months ended December 31, 2001, the Company recorded net income of $437,000 compared to net income of $606,000 for the same period in 2000. The decline in net income was the result of a reduction in net interest income due to a narrowing of the net interest margin and, in addition, was due to an increase in noninterest expense resulting from start-up costs associated with the opening of two new offices.

Net income for the three months ended December 31, 2001 was positively impacted by the adoption of Statement of Financial Accounting Standards No. 141 and 142 (SFAS 141 and 142) related to business combinations, goodwill and other intangible assets. The adoption of SFAS 141 and 142 on October 1, 2001 eliminated goodwill amortization, which increased earnings by $92,000, or $.04 per diluted share, for the three months ended December 31, 2001 as compared to the same period in 2000.

Net Interest Income. Net interest income decreased by $328,000, or 10.0%, to $2,960,000 for the three months ended December 31, 2001 from $3,288,000 for the same period in 2000. The decline in net interest income reflects a reduction in net yield on average interest-earning assets between the comparable periods. The net yield on average interest-earning assets for the three months ended December 31, 2001 was 2.30% compared to 2.68% for the comparable period in 2000.

Provision for Loan Losses. For the three-month period ended December 31, 2001, the provision for loan losses was $299,000 compared to $150,000 for the same period in 2000. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects a best estimate of probable losses inherent in the loan portfolio.

Noninterest Income. Noninterest income increased $544,000, 161.4%, to $881,000 for the three months ended December 31, 2001 from $337,000 for the same period in 2000. The increase in noninterest income reflects an increase in fees collected from the origination and purchase of loans, and an increase in service charges collected on deposit accounts during the comparable periods. In addition, the increase reflects the accretion of income from bank owned life insurance during the three months ended December 31, 2001.

Noninterest Expense. Noninterest expense increased $460,000, or 18.6%, to $2,936,000 for the three months ended December 31, 2001, from $2,476,000 for the same period in 2000. The increase in noninterest expense reflects the costs associated with opening a new office in Sioux Falls, South Dakota, which moved into its newly constructed facilities in April 2001. In addition, the Company opened its third Des Moines location in November 2001. Noninterest expense also increased as a result of the Company's on-going effort to maintain and enhance its technology systems for the efficient delivery of products and customer service. This includes on-line banking, which was made available to customers in January 2002.

Income Tax Expense. Income tax expense was $169,000 for the three months ended December 31, 2001 compared to $393,000 for the same period in 2000. The decrease reflects the decrease in the level of taxable income between the comparable periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2001, the Company had commitments to originate and purchase loans totaling $24.2 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

During July 2001, the Company's trust subsidiary, First Midwest Financial Capital Trust I, sold $10 million in floating rate cumulative preferred securities. Proceeds from the sale were used to purchase subordinated debentures of First Midwest, which mature in the year 2031, and are redeemable at any time after five years. The Company used the proceeds for general corporate purposes.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at December 31, 2001 which, at that date, exceeded the capital adequacy requirements:


                                                                                                         Minimum Requirement
                                                                                                             To Be Well
                                                                                  Minimum Requirement     Capitalized Under
                                                                                 For Capital Adequacy     Prompt Corrective
                                                                 Actual                 Purposes          Action Provisions
                                                                 ------                 --------          -----------------
At December 31, 2001                                      Amount        Ratio     Amount       Ratio      Amount     Ratio
--------------------                                      ------        -----     ------       -----      ------     -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                    $45,229        12.8%    $28,230        8.0%     $35,287      10.0%
        Security                                           4,398        15.0       2,349        8.0        2,936      10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                     41,305        11.7      14,115        4.0       21,172      6.0
        Security                                           4,086        13.9       1,175        4.0        1,762      6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                     41,305         8.4      19,748        4.0       24,685      5.0
        Security                                           4,086         8.4       1,938        4.0        2,423      5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                     41,305         8.4      19,736        4.0       24,670      5.0


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2001, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

Presented below, as of December 31, 2001 and September 30, 2001, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at December 31, 2001 is somewhat more sensitive to increasing rate changes than declining rates. This occurs primarily because, as rates rise, the market value of the Company's fixed-rate loans and mortgage-backed securities declines due both to the interest rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans and mortgage-backed securities because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling interest rate scenarios. At September 30, 2001, the Company's NPV was more sensitive to deelining interest rates than to increasing interest rate

                                                At December 31, 2001           At September 30, 2001
                                                --------------------           ---------------------
  Change in Interest Rates    Board Limit
  (Basis Points)               % Change       $ Change      % Change         $ Change        % Change
  --------------               --------       --------      --------         --------        --------
                                               (Dollars in Thousands)
     +200 bp                     (40)%        $ (6,294)         (15)%         $ (2,472)        ( 6)%
     +100 bp                     (25)           (2,623)         ( 6)              (698)        ( 2)
        0 bp                       --               --           --                 --          --
     -100 bp                     (10)           (1,191)         ( 3)            (4,336)        (11)
     -200 bp                     (15)           (5,715)         (14)           (11,377)        (29)



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


                                      FIRST MIDWEST FINANCIAL, INC.


Date:  February 14, 2002       By:    /s/ James S. Haahr
       -----------------              ------------------------------------------
                                      James S. Haahr, Chairman of the Board,
                                       President and Chief Executive Officer



Date:  February 14, 2002       By:    /s/ Donald J. Winchell
       -----------------              ------------------------------------------
                                      Donald J. Winchell, Senior Vice President,
                                       Treasurer and Chief Financial Officer