Form 10-Q
period 2002-03-31
FIRST MIDWEST FINANCIAL INC
filed 2002-05-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from               to
                                            --------------  --------------------

                         Commission File Number: 0-22140


                          FIRST MIDWEST FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       42-1406262
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                      Fifth at Erie, Storm Lake, Iowa 50588
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (712) 732-4117
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

           Class:                                   Outstanding at May 10, 2002:
Common Stock, $.01 par value                          2,446,939 Common Shares

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------
Part I.   Financial Information
-------------------------------

  Item 1.     Financial Statements (unaudited):

              Consolidated Balance Sheets at March 31, 2002 and
                September 30, 2001                                        3

              Consolidated Statements of Income for the Three Months
                and Six Months Ended March 31, 2002 and 2001              4

              Consolidated Statements of Comprehensive Income (Loss)
                for the Three Months and Six Months Ended
                March 31, 2002 and 2001                                   5

              Consolidated Statement of Changes in Shareholders'
                Equity for the Six Months Ended March 31, 2002            6

              Consolidated Statements of Cash Flows for the
                Six Months Ended March 31, 2002 and 2001                  7

              Notes to Consolidated Financial Statements                  8

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      11

  Item 3.     Quantitative and Qualitative Disclosure About Market Risk  18


Part II.  Other Information                                              20
---------------------------

      Signatures                                                         21
      ----------

Part I.   Financial Information
Item I.  Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                          March 31, 2002  September 30, 2001
                                                                          --------------  ------------------
Assets
Cash and due from banks                                                  $   1,067,755       $   1,016,111
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                               8,428,717           7,750,194
                                                                         -------------       --------------
      Total cash and cash equivalents                                        9,496,472           8,766,305
Securities available for sale, amortized cost of $185,415,943
   at March 31, 2002 and $144,836,919 at September 30, 2001                183,627,933         145,374,339
Loans receivable - net of allowance for loan losses of
  $4,249,127 at March 31, 2002 and $3,868,664 at September 30, 2001        335,592,294         333,062,025
Foreclosed real estate, net                                                  1,061,670             940,143
Accrued interest receivable                                                  4,027,228           4,750,792
Federal Home Loan Bank stock, at cost                                        6,842,600           6,398,900
Premises and equipment, net                                                  9,469,654           9,346,788
Excess of cost over net assets acquired                                      3,403,019           3,403,019
Other assets                                                                12,336,927          11,140,752
                                                                         -------------       --------------

         Total Assets                                                    $ 565,857,797       $ 523,183,063
                                                                         =============       ==============

Liabilities and Shareholders' Equity
                    Liabilities
Deposits                                                                 $ 358,882,877       $ 338,781,878
Advances from Federal Home Loan Bank                                       114,428,540         126,351,761
Securities sold under agreements to repurchase                              38,329,550           1,992,720
Company Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary Trust Holding Solely Subordinated Debentures                10,000,000          10,000,000
Advances from borrowers for taxes and insurance                                149,273             446,397
Accrued interest payable                                                       738,410             868,281
Other liabilities                                                            1,146,863           1,014,816
                                                                         -------------       --------------

         Total Liabilities                                                 523,675,513         479,455,853
                                                                         -------------       --------------

                Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                            --                  --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,445,772 shares outstanding
   at March 31, 2002; 2,957,999 shares issued and
   2,469,727 shares outstanding at September 30, 2001                           29,580              29,580
Additional paid-in capital                                                  20,792,263          20,863,379
Retained earnings - substantially restricted                                31,310,244          31,066,643
Accumulated other comprehensive income (loss)                               (1,123,949)            338,427
Unearned Employee Stock Ownership Plan shares                                  (90,000)           (180,000)
Treasury stock, 512,227 and 488,272 common shares, at cost,
   at March 31, 2002 and September 30, 2001, respectively                   (8,735,854)         (8,390,819)
                                                                         -------------       --------------

         Total Shareholders' Equity                                         42,182,284          43,727,210
                                                                         -------------       --------------

         Total Liabilities and Shareholders' Equity                      $ 565,857,797       $ 523,183,063
                                                                         =============       =============


       The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                           Three Months Ended                Six Months Ended
                                                                               March 31,                         March 31,
                                                                        2002             2001             2002             2001
                                                                        ----             ----             ----             ----
Interest and Dividend Income:
      Loans receivable, including fees                              $  6,409,711     $  6,798,470     $ 13,204,525     $ 13,879,786
      Securities available for sale                                    2,299,164        2,634,911        4,633,413        5,287,452
      Dividends on Federal Home Loan Bank stock                           51,265          117,569          121,487          265,773
                                                                    ------------     ------------     ------------     ------------

            Total interest and dividend income                         8,760,140        9,550,950       17,959,425       19,433,011

Interest Expense:
      Deposits                                                         3,404,532        4,496,363        7,208,537        9,016,538
      FHLB advances and other borrowings                               2,024,664        1,852,656        4,148,694        3,877,533
                                                                    ------------     ------------     ------------     ------------

            Total interest expense                                     5,429,196        6,349,019       11,357,231       12,894,071
                                                                    ------------     ------------     ------------     ------------

Net interest income                                                    3,330,944        3,201,931        6,602,194        6,538,940

Provision for loan losses                                                136,000          120,000          435,000          270,000
                                                                    ------------     ------------     ------------     ------------

Net interest income after provision for loan losses                    3,194,944        3,081,931        6,167,194        6,268,940

Noninterest income:
      Deposit service charges and other fees                             253,819          223,107          549,971          450,752
      Gain (loss) on sales of securities available for sale, net          32,552         (131,250)          39,431         (131,250)
      Gain (loss) on sales of foreclosed real estate, net                 (8,102)           7,132           (9,806)           6,675
      Brokerage commissions                                               43,507           15,041          119,163           42,904
      Other income                                                       193,544           16,951          386,239           49,779
                                                                    ------------     ------------     ------------     ------------

            Total noninterest income                                     515,320          130,981        1,084,998          418,860

Noninterest expense:
      Employee compensation and benefits                               1,919,380        1,651,614        3,770,787        3,202,187
      Occupancy and equipment expense                                    488,959          377,860          943,426          724,632
      Federal deposit insurance premium                                   15,273           15,755           31,054           31,719
      Data processing expense                                            139,712          117,552          279,457          206,273
      Other expense                                                      463,324          553,091          938,169        1,027,080
                                                                    ------------     ------------     ------------     ------------

            Total noninterest expense                                  3,026,648        2,715,872        5,962,893        5,191,891
                                                                    ------------     ------------     ------------     ------------

Income before income taxes                                               683,616          497,040        1,289,299        1,495,909

Income tax expense                                                       235,493           87,913          404,391          480,476

Net income                                                          $    448,123     $    409,127     $    884,908     $  1,015,433
                                                                    ============     ============     ============     ============

Earnings per common share:
      Basic                                                         $       0.18     $       0.17     $       0.36     $       0.42
                                                                    ------------     ------------     ------------     ------------
      Diluted                                                       $       0.18     $       0.17     $       0.36     $       0.41
                                                                    ------------     ------------     ------------     ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                                      March 31,                     March 31,
                                                                2002            2001           2002           2001
                                                                ----            ----           ----           ----

Net income                                                  $   448,123     $   409,127    $   884,908     $ 1,015,433

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                      (1,277,492)      1,681,372     (2,325,430)      3,440,541
        Deferred income tax expense (benefit)                  (475,354)        625,170       (863,054)      1,279,803
                                                            -----------     -----------    -----------     -----------

        Total other comprehensive income (loss)                (802,138)      1,056,202     (1,462,376)      2,160,738
                                                            -----------     -----------    -----------     -----------

Total comprehensive income (loss)                           $  (354,015)    $ 1,465,329    $  (577,468)    $ 3,176,171
                                                            ===========     ===========    ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Six Months Ended March 31, 2002


                                                                                                       Accumulated
                                                                                                          Other
                                                                   Additional                         Comprehensive
                                                     Common         Paid-In           Retained        Income (Loss),
                                                      Stock         Capital           Earnings          Net of Tax
                                                      -----         -------           --------          ----------

Balance at September 30, 2001                   $     29,580      $ 20,863,379       $ 31,066,643       $    338,427

Cash dividends declared on common
  stock ($0.26 per share)                                 --                --           (641,307)                --

Purchase of 46,455 common shares of
  treasury stock                                          --                --                 --                 --

7,500 common shares committed to be
  released under the ESOP                                 --            10,977                 --                 --

Issuance of 22,500 common shares from
  treasury stock due to exercise of stock
  options                                                 --          (119,303)                --                 --

Tax benefit from exercise of stock options                --            37,210                 --                 --

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(664,061)                    --                --                 --         (1,462,376)

Net income for the six months ended
  March 31, 2002                                          --                --            884,908                 --
                                                ------------      ------------       ------------       ------------
Balance at March 31, 2002                       $     29,580      $ 20,792,263       $ 31,310,244       $ (1,123,949)
                                                ============      ============       ============       ============


                                                   Unearned
                                                   Employee
                                                     Stock                               Total
                                                   Ownership        Treasury          Shareholders'
                                                  Plan Shares         Stock              Equity
                                                  -----------         -----              ------

Balance at September 30, 2001                     $ (180,000)     $ (8,390,819)      $ 43,727,210

Cash dividends declared on common
  stock ($0.26 per share)                                 --                --           (641,307)

Purchase of 46,455 common shares of
  treasury stock                                          --          (622,216)          (622,216)

7,500 common shares committed to be
  released under the ESOP                             90,000                --            100,977

Issuance of 22,500 common shares from
  treasury stock due to exercise of stock
  options                                                 --           277,181            157,878

Tax benefit from exercise of stock options                --                --             37,210

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(664,061)                    --                --         (1,462,376)

Net income for the six months ended
  March 31, 2002                                          --                --            884,908
                                                  ----------      ------------       ------------
Balance at March 31, 2002                         $  (90,000)     $ (8,735,854)      $ 42,182,284
                                                  ==========      ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Six Months Ended March 31,
                                                                                          2002                2001
                                                                                          ----                ----
Cash flows from operating activities:

    Net income                                                                     $     884,908         $   1,015,433
    Adjustments to reconcile net income to net cash from operating activities:
       Depreciation, amoritization and accretion, net                                    798,847               496,967
       Provision for loan losses                                                         435,000               270,000
       (Gain) loss on sales of foreclosed real estate, net                                 9,806                (6,675)
       (Gain) loss on sales of securities available for sale                             (39,431)              131,250
       Proceeds from sales of loans held for sale                                     16,547,407             4,957,253
       Originations of loans held for sale                                           (16,547,407)           (4,957,253)
       Net change in accrued interest receivable                                         723,564             1,006,803
       Net change in other assets                                                       (333,122)              322,978
       Net change in accrued interest payable                                           (129,871)              205,443
       Net change in accrued expenses and other liabilities                              132,047              (258,195)
                                                                                   -------------         -------------
             Net cash from operating activities                                        2,481,748             3,184,004

Cash flows from investing activities:
    Purchase of securities available for sale                                        (60,484,078)                   --
    Proceeds from sale of securities available for sale                                1,391,023                    --
    Proceeds from maturities and principal repayments of
      securities available for sale                                                   18,213,576             5,175,181
    Net change in loans receivable                                                    11,773,893             9,479,973
    Loans purchased                                                                  (15,015,994)           (8,061,895)
    Proceeds from sales of foreclosed real estate                                        174,144               425,503
    Purchase of FHLB stock                                                              (443,700)                   --
    Purchase of shares by ESOP                                                                --              (360,000)
    Purchase of premises and equipment, net                                             (509,494)           (1,701,581)
                                                                                   -------------         -------------
             Net cash from investing activities                                      (44,900,630)            4,957,181

Cash flows from financing activities:
    Net change in noninterest-bearing demand, savings, NOW, and
      money market demand deposits                                                     9,384,074             5,113,763
    Net change in other time deposits                                                 10,716,925            15,888,188
    Proceeds from advances from Federal Home Loan Bank                               155,420,000            51,265,000
    Repayments of advances from Federal Home Loan Bank                              (167,343,221)          (69,143,520)
    Proceeds from other borrowings                                                   204,000,000                    --
    Repayments of other borrowings                                                  (167,300,000)                   --
    Net change in securities sold under agreements to repurchase                        (363,170)           (1,055,059)
    Net change in advances from borrowers for taxes and insurance                       (297,124)               20,704
    Cash dividends paid                                                                 (641,307)             (618,355)
    Proceeds from the exercise of stock options                                          195,088                    --
    Purchase of treasury stock                                                          (622,216)              (17,778)
                                                                                   -------------         -------------
             Net cash from financing activities                                       43,149,049             1,452,943
                                                                                   -------------         -------------

Net change in cash and cash equivalents                                                  730,167             9,594,128

Cash and cash equivalents at beginning of period                                       8,766,305             6,922,531
                                                                                   -------------         -------------

Cash and cash equivalents at end of period                                         $   9,496,472         $  16,516,659
                                                                                   =============         =============

Supplemental disclosure of cash flow information
Cash paid during the period for:
       Interest                                                                    $  11,487,102         $  12,668,628
       Income taxes                                                                      229,768               446,266

Supplemental schedule of non-cash investing and financing activities:
    Loans transferred to foreclosed real estate                                    $     305,477         $      34,000

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

     A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and six months ended March 31, 2002 and 2001 is presented below.

                                                 Three Months Ended                 Six Months Ended
                                                      March 31,                          March 31,
                                                      ---------                          ---------
                                               2002              2001              2002              2001
                                               ----              ----              ----              ----
Basic Earnings Per Common Share:
 Numerator:
   Net Income                              $   448,123       $   409,127       $   884,908       $ 1,015,433
                                           ===========       ===========       ===========       ===========
 Denominator:
   Weighted average common
       shares outstanding                    2,456,872         2,429,727         2,461,809         2,429,727
   Less: Weighted average
       unallocated ESOP shares                 (10,000)           (3,333)          (11,895)           (1,648)
                                             ---------         ---------         ---------         ---------
   Weighted average common shares
       outstanding for basic earnings
       per share                             2,446,872         2,426,394         2,449,914         2,428,079
                                           ===========       ===========       ===========       ===========

   Basic earnings per common share         $      0.18       $      0.17       $      0.36       $      0.42
                                           ===========       ===========       ===========       ===========


                                                  Three Months Ended              Six Months Ended
                                                       March 31,                      March 31,
                                                       ---------                      ---------
                                                 2002             2001           2002           2001
                                                 ----             ----           ----           ----
Diluted Earnings Per Common Share:
  Numerator:
   Net Income                                 $  448,123      $  409,127      $  884,908      $1,015,433
                                              ==========      ==========      ==========      ==========
  Denominator:
   Weighted average common
       shares outstanding for basic
       earnings per common share               2,446,872       2,426,394       2,449,914       2,428,079
   Add: Dilutive effects of assumed
       exercise of stock options, net
       of tax benefits                            38,556          45,672          38,909          38,825
                                              ----------      ----------      ----------      ----------
   Weighted average common and
       dilutive potential common
       shares outstanding                      2,485,428       2,472,066       2,488,823       2,466,904
                                              ==========      ==========      ==========      ==========

       Diluted earnings per common share      $     0.18      $     0.17      $     0.36      $     0.41
                                              ==========      ==========      ==========      ==========


3.   COMMITMENTS

     At March 31, 2002 and September 30, 2001, the Company had outstanding commitments to originate and purchase loans totaling $23.0 million and $29.7 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

     As of October 1, 2001, the Company has undertaken to identify those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill and has concluded that all amounts should be included in goodwill. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The Company has completed the goodwill impairment test and has determined that there has been no impairment of goodwill.

     Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net income and net income per share would have been as follows:

                                             Three Months Ended                              Six Months Ended
                                                March 31, 2001                                March 31, 2001
                                                --------------                                --------------

                                                    Basic       Diluted                           Basic         Diluted
                                                  earnings     earnings                          earnings     earnings per
                                   Net Income     per share    per share        Net Income       per share       share
                                   ----------     ---------    ---------        ----------       ---------       -----
Net Income:
  As reported                       $409,127        $ .17        $ .17          $1,015,433        $ .42          $ .41
  Add:  Goodwill
            amortization              92,187          .04          .03             184,374          .07            .08
                                    --------         ----         ----          ----------         ----           ----

 Pro forma net income               $501,314         $.21         $.20          $1,199,807         $.49           $.49
                                    ========         ====         ====          ==========         ====           ====

     As of September 30, 2001 and March 31, 2002, the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three months and six months ended March 31, 2002.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2002, compared to September 30, 2001, and the consolidated results of operations for the three months and six months ended March 31, 2002, compared to the same period in 2001. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2001.

FINANCIAL CONDITION

Total assets increased by $42.7 million, or 8.2%, to $565.9 million at March 31, 2002, from $523.2 million at September 30, 2001.

The portfolio of securities available for sale increased $38.2 million, or 26.3%, to $183.6 million at March 31, 2002, from $145.4 million at September 30, 2001. The increase resulted from the purchase of securities available for sale in an amount greater than maturities and principal repayments received during the period.

The portfolio of net loans receivable increased by $2.5 million, or 0.8%, to $335.6 million at March 31, 2002, from $333.1 million at September 30, 2001. The increase was due to increases in commercial and multi-family real estate loans and commercial business loans, which were partially offset by decreases in single-family residential mortgage loans, consumer loans and agricultural loans.

Deposit balances increased by $20.1 million, or 5.9%, to $358.9 million at March 31, 2002, from $338.8 million at September 30, 2001. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, savings accounts, and certificates of deposit in the amounts of $3.6 million, $4.5 million, $2.6 million, and $9.4 million, respectively.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $12.0 million, or 9.5%, to $114.4 million at March 31, 2002, from $126.4 million at September 30, 2001. The balance in securities sold under agreements to repurchase increased by $36.3 million to $38.3 million at March 31, 2002, from $2.0 million at September 30, 2001. The increase in securities sold under agreements to repurchase reflects the use of alternative borrowing sources at comparatively lower costs to fund balance sheet growth during the quarter.

Total shareholders' equity decreased $1.5 million, or 3.4%, to $42.2 million at March 31, 2002, from $43.7 million at September 30, 2001. The decrease in shareholders' equity during the period was due to an increase in the unrealized loss on securities available for sale in accordance with SFAS 115 and, to a lesser extent, was due to the repurchase of common shares held as Treasury stock.

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

At March 31, 2002, the Company had loans delinquent 30 days and over totaling $14.9 million, or 4.4% of total loans compared to $15.1 million, or 4.5% of total loans at September 30, 2001.

At March 31, 2002, commercial and multi-family real estate loans delinquent 30 days and over totaled $10.4 million, or 3.1% of the total loan portfolio as compared to $11.3 million, or 3.4% of total loans at September 30, 2001. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At March 31, 2002, agricultural operating loans delinquent 30 days and over totaled $2.9 million, or 0.84% of the total loan portfolio as compared to $1.6 million, or 0.48% of total loans at September 30, 2001. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                                March 31, 2002    September 30, 2001
                                                --------------    ------------------
                                                     (Dollars in Thousands)
Non-accruing loans:
     One-to four family                              $  100             $  168
     Commercial and multi-family                      4,926                464
     Agricultural real estate                            --                 --
     Consumer                                            12                 33
     Agricultural operating                             464                569
     Commercial business                                539                369
                                                     ------             ------
       Total non-accruing loans                       6,041              1,603

Accruing loans delinquent 90 days or more                --                 --
                                                     ------             ------
       Total non-performing loans                     6,041              1,603
                                                     ------             ------
Restructured loans:
     Consumer                                            10                 10
     Agricultural operating                              --                 14
     Commercial business                                390                 --
                                                     ------             ------
       Total  restructured loans                        400                 24
                                                     ------             ------

Foreclosed assets:
     Commercial real estate                             889                889
     One-to-four family                                 102                 --
     Consumer                                            71                 51
                                                     ------             ------
     Total foreclosed assets                          1,062                940
     Less: Allowance for losses                          --                 --
                                                     ------             ------
       Total foreclosed assets, net                   1,062                940
                                                     ------             ------
Total non-performing assets                          $7,503             $2,567
                                                     ======             ======
Total as a percentage of total assets                  1.33%              0.49%
                                                     ======             ======



The increase in non-accruing loans at March 31, 2002 as compared to September 30, 2001 was primarily due to the transfer of a $4.5 million commercial real estate participation loan secured by a hotel to non-accrual status.

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

On the basis of management's review of its loans and other assets, at March 31, 2002, the Company had classified a total of $13.0 million of its assets as substandard, $115,000 as doubtful and none as loss as compared to classifications at September 30, 2001 of $7.2 million substandard, $49,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area indicate potential weakness due to low commodity prices. Price levels for grain crops have generally been depressed since mid-1998 and currently remain at historically low levels. Grain crop prices are not expected to increase significantly in the near term. Livestock prices have recently weakened and are being monitored as to their potential impact to the Company. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At March 31, 2002, the Company has established an allowance for loan losses totaling $4.2 million. The allowance represents approximately 70% of the total non-performing loans at March 31, 2002 as compared to an allowance of approximately 240% of the total non-performing loans at September 30, 2001.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the six-month periods ended March 31, 2002 and 2001:

                                                 2002                2001
                                                 ----                ----
                                                     (In Thousands)
        Balance, September 30,                 $ 3,869             $ 3,590
            Charge-offs                            (87)               (145)
            Recoveries                              32                  31
            Additions charged to operations        435                 270
                                               -------             -------
        Balance, March 31,                     $ 4,249             $ 3,746
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

RESULTS OF OPERATIONS

General. For the three months ended March 31, 2002, the Company recorded net income of $448,000 compared to net income of $409,000 for the same period in 2001. For the six months ended March 31, 2002, net income was $885,000 compared to $1,015,000 for the same period in 2001. Both periods reflect increases in net interest income and noninterest income. In addition, noninterest expense increased in both periods primarily due to start-up costs associated with the opening of two new offices.

Net income for the three months and six months ended March 31, 2002 was positively impacted by the adoption of Statement of Financial Accounting Standards No. 141 and 142 (SFAS 141 and 142) related to business combinations, goodwill and other intangible assets. The adoption of SFAS 141 and 142 on October 1, 2001 eliminated goodwill amortization, which increased earnings by $92,000, or $.04 per diluted share, and $184,000, or $.08 per diluted share, for the three months and six months ended March 31, 2002, respectively, as compared to the same periods in 2001.

Net Interest Income. Net interest income increased by $129,000, or 4.0%, to $3,331,000 for the three months ended March 31, 2002 from $3,202,000 for the same period in 2001. For the six months ended March 31, 2002, net interest income increased $63,000, or 1.0%, to $6,602,000 from $6,539,000 for the same period in 2001. The increase in net interest income for both periods reflects an increase in the net interest rate spread between earning assets and costing liabilities. For the three months ended March 31, 2002, the net interest rate spread was 2.37% compared to 2.25% for the same period in 2001. For the six months ended March 31, 2002, the net interest rate spread was 2.36% compared to 2.32% for the same period in 2001.

Provision for Loan Losses. For the three months ended March 31, 2002, the provision for loan losses was $136,000 compared to $120,000 for the same period in 2001. For the six months ended March 31, 2002, the provision for loan losses was $435,000 compared to $270,000 for the same period in 2001. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against currently anticipated losses from the loan portfolio.

Noninterest Income. Noninterest income increased $384,000, or 293.1%, to $515,000 for the three months ended March 31, 2002 from $131,000 for the same period in 2001. For the six months ended March 31, 2002, noninterest income increased $666,000, or 158.9%, to $1,085,000 from $419,000 for the same period in 2001. The increase for both periods reflects an increase in service charges collected on deposit accounts, increased commissions received through the Company's brokerage subsidiary, and the accretion of income from bank owned life insurance purchased in August 2001. In addition, noninterest income during the comparable 2001 periods was reduced due to the write-down in carrying value of an investment security as a result of a permanent decline in its market value.

Noninterest Expense. Noninterest expense increased $311,000, or 11.5%, to $3,027,000 for the three months ended March 31, 2002, from $2,716,000 for the same period in 2001. For the six months ended March 31, 2002, noninterest expense increased $771,000, or 14.8%, to $5,963,000 from $5,192,000 for the same period in 2001. The increase for both periods reflects the costs associated with opening a new office in Sioux Falls, South Dakota, which moved into its newly constructed facilities in April 2001. In addition, the Company opened its third Des Moines, Iowa, location in November 2001. Noninterest expense also increased as a result of the Company's on-going effort to maintain and enhance its technology systems for the efficient delivery of products and customer service. This includes internet banking, which became available to customers in January 2002.

Income Tax Expense. Income tax expense was $235,000 for the three months ended March 31, 2002 compared to $88,000 for the same period in 2001. The increase reflects higher taxable income between the comparable periods. In addition, income tax expense was reduced for the 2001 period due to the favorable resolution of a tax contingency in the net amount of $117,000. For the six months ended March 31, 2001, income tax expense was $404,000 compared to $480,000 for the same period in 2001. The decrease reflects the decrease in the level of taxable income between the comparable periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2002, the Company had commitments to originate and purchase loans totaling $23.0 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

During July 2001, the Company's trust subsidiary, First Midwest Financial Capital Trust I, sold $10 million in floating rate cumulative preferred securities. Proceeds from the sale were used to purchase subordinated debentures of First Midwest, which mature in the year 2031, and are redeemable at any time after five years. The Company used the proceeds for general corporate purposes.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at March 31, 2002 which, at that date, exceeded the capital adequacy requirements:

                                                                                                          Minimum Requirement
                                                                                                              To Be Well
                                                                              Minimum Requirement          Capitalized Under
                                                                             For Capital Adequacy          Prompt Corrective
                                                              Actual               Purposes                Action Provisions
                                                             ------                --------                ------------------
At March 31, 2002                                      Amount      Ratio     Amount         Ratio          Amount       Ratio
-----------------                                      ------      -----     ------         -----          ------       -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                 $45,847       13.0%   $28,280           8.0%        $35,350       10.0%
        Security                                        4,486       14.8      2,431           8.0           3,038       10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                  41,887       11.8     14,140           4.0          21,210        6.0
        Security                                        4,184       13.8      1,215           4.0           1,823        6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                  41,887        8.2     20,340           4.0          25,425        5.0
        Security                                        4,184        8.3      2,024           4.0           2,530        5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                  41,887        8.5     19,669           4.0          24,586        5.0



The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2002, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

Presented below, as of March 31, 2002 and September 30, 2001, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at March 31, 2002 is somewhat more sensitive to increasing rate changes than declining rates. This occurs primarily because, as rates rise, the market value of the Company's fixed-rate loans and mortgage-backed securities declines due both to the interest rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans and mortgage-backed securities because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling interest rate scenarios. At September 30, 2001, the Company's NPV was more sensitive to declining interest rates than to increasing interest rates.

                                                          At March 31, 2002           At September 30, 2001
     Change in Interest Rates     Board Limit          ---------------------          ---------------------
     (Basis Points)                % Change            $ Change     % Change          $ Change     % Change
     --------------                --------            --------     --------          --------     --------
                                                                      (Dollars in Thousands)
           +200 bp                    (40)%            $ (7,754)       (17)%          $ (2,472)        (6)%
           +100 bp                    (25)               (3,363)        (7)               (698)        (2)
              0 bp                     --                   --          --                  --         --
           -100 bp                    (10)                  258          1              (4,336)       (11)
           -200 bp                    (15)               (2,501)        (6)            (11,377)       (29)


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

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on January 28, 2002. At the meeting, shareholders of the Company considered and voted upon the following matter:

          1. The election of the following individuals as directors for a three-year term:

                              E. Thurman Gaskill
                              Rodney G. Muilenburg

          The results of the election of directors are as follows:

                                                              Votes
                                                              -----
                                                   In Favor           Withheld
                                                   --------           --------
                E. Thurman Gaskill                 2,132,148          129,059
                Rodney G. Muilenburg               2,132,448          128,759

          There were no broker non-votes or abstentions on this proposal.

          The following directors' terms of office continued after the meeting:

                              James S. Haahr
                              G. Mark Mickelson
                              Jeanne Partlow
                              E. Wayne Cooley
                              J. Tyler Haahr

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


                               FIRST MIDWEST FINANCIAL, INC.



Date:    May 14, 2002          By:    /s/ James S. Haahr
                                      ------------------------------------------
                                      James S. Haahr, Chairman of the Board,
                                        President and Chief Executive Officer



Date:    May 14, 2002          By:    /s/ Donald J. Winchell
                                      ------------------------------------------
                                      Donald J. Winchell, Senior Vice President,
                                        Treasurer and Chief Financial Officer