Form 10-Q
period 2002-06-30
FIRST MIDWEST FINANCIAL INC
filed 2002-08-13
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         Class:                                  Outstanding at August 12, 2002:
Common Stock, $.01 par value                     2,459,113 Common Shares

Transitional Small Business Disclosure Format:       Yes [ ];    No    [X]

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I. Financial Information
-----------------------------

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets at June 30, 2002 and
                    September 30, 2001                                        3

                  Consolidated Statements of Income for the Three Months
                    and Nine Months Ended June 30, 2002 and 2001              4

                  Consolidated Statements of Comprehensive Income
                    for the Three Months and Nine Months Ended
                    June 30, 2002 and 2001                                    5

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Nine Months Ended June 30, 2002            6

                  Consolidated Statements of Cash Flows for the
                    Nine Months Ended June 30, 2002 and 2001                  7

                  Notes to Consolidated Financial Statements                  8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk  18


Part II.  Other Information
--------  -----------------

      Item 4.     Exhibits and Reports on 8-K                                20

      Signatures                                                             21
      ----------

Part I.   Financial Information
Item I.  Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                     June 30, 2002          September 30, 2001
                                                                     -------------          ------------------
Assets
Cash and due from banks                                              $   1,246,304             $   1,016,111
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                           6,375,265                 7,750,194
                                                                     -------------             -------------
      Total cash and cash equivalents                                    7,621,569                 8,766,305
Securities available for sale, amortized cost of $201,369,045
   at June 30, 2002 and $144,836,919 at September 30, 2001             202,078,928               145,374,339
Loans receivable - net of allowance for loan losses of
  $4,365,577 at June 30, 2002 and $3,868,664 at September 30, 2001     340,003,262               333,062,025
Foreclosed real estate, net                                                918,441                   940,143
Accrued interest receivable                                              3,899,755                 4,750,792
Federal Home Loan Bank stock, at cost                                    6,842,600                 6,398,900
Premises and equipment, net                                             10,027,206                 9,346,788
Excess of cost over net assets acquired                                  3,403,019                 3,403,019
Other assets                                                            11,776,339                11,140,752
                                                                     -------------             -------------

         Total Assets                                                $ 586,571,119             $ 523,183,063
                                                                     =============             =============
Liabilities and Shareholders' Equity
                    Liabilities
Deposits                                                             $ 362,110,847             $ 338,781,878
Advances from Federal Home Loan Bank                                   111,886,158               126,351,761
Securities sold under agreements to repurchase                          55,530,550                 1,992,720
Company Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary Trust Holding Solely Subordinated Debentures            10,000,000                10,000,000
Advances from borrowers for taxes and insurance                            379,755                   446,397
Accrued interest payable                                                   661,772                   868,281
Other liabilities                                                        1,881,665                 1,014,816
                                                                     -------------             -------------
         Total Liabilities                                             542,450,747               479,455,853
                                                                     -------------             -------------

                Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                        --                        --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,466,396 shares outstanding
   at June 30, 2002; 2,957,999 shares issued and
   2,469,727 shares outstanding at September 30, 2001                       29,580                    29,580
Additional paid-in capital                                              20,625,013                20,863,379
Retained earnings - substantially restricted                            31,518,070                31,066,643
Accumulated other comprehensive income (loss)                              450,139                   338,427
Unearned Employee Stock Ownership Plan shares                              (45,000)                 (180,000)
Treasury stock, 491,603 and 488,272 common shares, at cost,
   at June 30, 2002 and September 30, 2001, respectively                (8,457,430)               (8,390,819)
                                                                     -------------             -------------
         Total Shareholders' Equity                                     44,120,372                43,727,210
                                                                     -------------             -------------
         Total Liabilities and Shareholders' Equity                  $ 586,571,119             $ 523,183,063
                                                                     =============             =============


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                 Three Months Ended                   Nine Months Ended
                                                                       June 30,                             June 30,
                                                                 2002             2001               2002              2001
                                                            -------------    -------------       -------------    -------------
Interest and Dividend Income:
      Loans receivable, including fees                      $  6,276,899     $  6,980,428        $ 19,481,424     $ 20,860,214
      Securities available for sale                            2,625,429        2,412,519           7,258,842        7,699,971
      Dividends on Federal Home Loan Bank stock                   50,541           94,860             172,028          360,633
                                                            -------------    -------------       -------------    -------------

            Total interest and dividend income                 8,952,869        9,487,807          26,912,294       28,920,818

Interest Expense:
      Deposits                                                 3,260,747        4,372,210          10,469,284       13,388,748
      FHLB advances and other borrowings                       2,032,761        1,878,528           6,181,455        5,756,062
                                                            -------------    -------------       -------------    -------------

            Total interest expense                             5,293,508        6,250,738          16,650,739       19,144,810
                                                            -------------    -------------       -------------    -------------

Net interest income                                            3,659,361        3,237,069          10,261,555        9,776,008

Provision for loan losses                                        280,000          200,000             715,000          470,000
                                                            -------------    -------------       -------------    -------------

Net interest income after provision for loan losses            3,379,361        3,037,069           9,546,555        9,306,008

Noninterest income:
      Deposit service charges and other fees                     284,982          260,254             834,953          711,006
      Gain (loss) on sales of securities available for sale, net  46,762           70,975              86,193          (60,275)
      Gain (loss) on sales of foreclosed real estate, net        (27,371)          20,342             (37,177)          27,017
      Brokerage commissions                                       31,874           28,978             151,037           71,882
      Bank owned life insurance                                  167,784               --             503,352               --
      Other income                                                28,241           49,825              78,912           99,604
                                                            -------------    -------------       -------------    -------------

            Total noninterest income                             532,272          430,374           1,617,270          849,234

Noninterest expense:
      Employee compensation and benefits                       1,954,142        1,685,721           5,724,929        4,887,908
      Occupancy and equipment expense                            530,663          428,143           1,474,089        1,152,775
      Federal deposit insurance premium                           15,147           16,025              46,201           47,744
      Data processing expense                                    148,307          118,518             427,764          324,791
      Other expense                                              535,333          460,957           1,473,502        1,488,037
                                                            -------------    -------------       -------------    -------------

            Total noninterest expense                          3,183,592        2,709,364           9,146,485        7,901,255
                                                            -------------    -------------       -------------    -------------

Income before income taxes                                       728,041          758,079           2,017,340        2,253,987

Income tax expense                                               199,583          301,733             603,974          782,209
                                                            -------------    -------------       -------------    -------------

Net income                                                  $    528,458     $    456,346        $  1,413,366     $  1,471,778
                                                            =============    =============       =============    =============

Earnings per common share:
      Basic                                                 $       0.22     $       0.19        $       0.58     $       0.61
                                                            -------------    -------------       -------------    -------------
      Diluted                                               $       0.21     $       0.19        $       0.57     $       0.60
                                                            -------------    -------------       -------------    -------------


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                     June 30,                         June 30,
                                                               2002            2001             2002           2001
                                                          -------------   -------------      -----------    -----------

Net income                                                $    528,458    $    456,346       $1,413,366     $1,471,778

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                      2,497,893         (85,165)         172,463      3,355,376
        Deferred income tax expense (benefit)                  923,805         (31,221)          60,751      1,248,582
                                                          -------------   -------------      -----------    -----------

        Total other comprehensive income (loss)              1,574,088         (53,944)         111,712      2,106,794
                                                          -------------   -------------      ----------    -----------

Total comprehensive income                                $  2,102,546    $    402,402       $1,525,078     $3,578,572
                                                          =============   =============      ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Nine Months Ended June 30, 2002

                                                                  Additional
                                                   Common           Paid-In           Retained
                                                    Stock           Capital           Earnings
                                                ------------      ------------       -----------

Balance at September 30, 2001                   $     29,580      $ 20,863,379       $ 31,066,643

Cash dividends declared on common
  stock ($0.39 per share)                                 --                --           (961,939)

Purchase of 55,164 common shares of
  treasury stock                                          --                --                 --

11,250 common shares committed to be
  released under the ESOP                                 --            17,846                 --

Issuance of 51,833 common shares from
  treasury stock due to exercise of stock
  options                                                 --          (312,168)                --

Tax benefit from exercise of stock options                --            55,956                 --

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $60,751                       --                --                 --

Net income for the nine months ended
  June 30, 2002                                           --                --          1,413,366
                                                ------------      ------------       ------------

Balance at June 30, 2002                        $     29,580      $ 20,625,013       $ 31,518,070
                                                ============      ============       ============


                                                Accumulated          Unearned
                                                   Other             Employee
                                               Comprehensive           Stock                                Total
                                               Income (Loss),        Ownership         Treasury          Shareholders'
                                                 Net of Tax         Plan Shares          Stock              Equity
                                               --------------       -----------      ------------        -------------
Balance at September 30, 2001                   $    338,427        $ (180,000)      $ (8,390,819)       $ 43,727,210

Cash dividends declared on common
  stock ($0.39 per share)                                 --                --                 --            (961,939)

Purchase of 55,164 common shares of
  treasury stock                                          --                --           (741,365)           (741,365)

11,250 common shares committed to be
  released under the ESOP                                 --           135,000                 --             152,846

Issuance of 51,833 common shares from
  treasury stock due to exercise of stock
  options                                                 --                --            674,754             362,586

Tax benefit from exercise of stock options                --                --                 --              55,956

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $60,751                  111,712                --                 --             111,712

Net income for the nine months ended
  June 30, 2002                                           --                --                 --           1,413,366
                                                  ----------        ----------       ------------        ------------
Balance at June 30, 2002                          $  450,139        $  (45,000)      $ (8,457,430)       $ 44,120,372
                                                  ==========        ==========       ============        ============

The accompanying notes are an integral part of these consolidated financial statements.


                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Nine Months Ended June 30,
                                                                                              2002                  2001
                                                                                         -------------         -------------
Cash flows from operating activities:

    Net income                                                                           $   1,413,366         $   1,471,778
    Adjustments to reconcile net income to net cash from operating activities:
       Depreciation, amoritization and accretion, net                                        1,323,279               625,379
       Provision for loan losses                                                               715,000               470,000
       (Gain) loss on sales of foreclosed real estate, net                                     (86,193)               60,275
       (Gain) loss on sales of securities available for sale                                    37,177               (27,017)
       Proceeds from sales of loans held for sale                                           40,283,062             8,734,305
       Originations of loans held for sale                                                 (40,283,062)           (8,734,305)
       Net change in accrued interest receivable                                               851,037               884,695
       Net change in other assets                                                             (696,340)              261,266
       Net change in accrued interest payable                                                 (206,509)             (117,502)
       Net change in accrued expenses and other liabilities                                    866,849               481,340
                                                                                         -------------         -------------
             Net cash from operating activities                                              4,217,666             4,110,214

Cash flows from investing activities:
    Purchase of securities available for sale                                              (98,405,484)          (12,468,387)
    Proceeds from sale of securities available for sale                                     12,442,021               345,000
    Proceeds from maturities and principal repayments of
      securities available for sale                                                         28,912,815            11,342,262
    Net change in loans receivable                                                          11,153,142             9,572,374
    Loans purchased                                                                        (19,095,455)          (21,638,793)
    Proceeds from sales of foreclosed real estate                                              301,041               506,149
    Purchase of FHLB stock                                                                    (443,700)                   --
    Purchase of shares by ESOP                                                                      --              (360,000)
    Purchase of premises and equipment, net                                                 (1,276,574)           (3,672,442)
                                                                                         -------------         -------------
             Net cash from investing activities                                            (66,412,194)          (16,373,837)

Cash flows from financing activities:
    Net change in noninterest-bearing demand, savings, NOW, and
      money market demand deposits                                                          12,730,609             5,477,125
    Net change in other time deposits                                                       10,598,360            12,682,570
    Proceeds from advances from Federal Home Loan Bank                                     214,920,000            73,265,000
    Repayments of advances from Federal Home Loan Bank                                    (229,385,603)          (89,420,748)
    Proceeds from other borrowings                                                         385,000,000            13,000,000
    Repayments of other borrowings                                                        (331,000,000)                   --
    Net change in securities sold under agreements to repurchase                              (462,170)           (1,594,410)
    Net change in advances from borrowers for taxes and insurance                              (66,642)               75,387
    Cash dividends paid                                                                       (961,939)             (934,220)
    Proceeds from the exercise of stock options                                                418,542                    --
    Purchase of treasury stock                                                                (741,365)              (17,778)
                                                                                         -------------         -------------
             Net cash from financing activities                                             61,049,792            12,532,926
                                                                                         -------------         -------------

Net change in cash and cash equivalents                                                     (1,144,736)              269,303

Cash and cash equivalents at beginning of period                                             8,766,305             6,922,531
                                                                                         -------------         -------------

Cash and cash equivalents at end of period                                               $   7,621,569         $   7,191,834
                                                                                         =============         =============

Supplemental disclosure of cash flow information
    Cash paid during the period for:
       Interest                                                                          $  16,857,248         $  19,262,312
       Income taxes                                                                            520,693               654,786

Supplemental schedule of non-cash investing and financing activities:
    Loans transferred to foreclosed real estate                                          $     316,517         $      50,920


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

     A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and nine months ended June 30, 2002 and 2001 is presented below.

                                              Three Months Ended                Nine Months Ended
                                                    June 30,                          June 30,
                                                    --------                          --------
                                              2002             2001            2002             2001
                                              ----             ----            ----             ----
Basic Earnings Per Common Share:
 Numerator:
   Net Income                             $   528,457      $   456,346      $ 1,413,366      $ 1,471,778
 Denominator:
   Weighted average common
       shares outstanding                   2,457,262        2,429,727        2,460,294        2,429,727
   Less: Weighted average
       unallocated ESOP shares                 (6,250)         (28,000)         (10,014)         (10,432)
                                          -----------      -----------      -----------      -----------
   Weighted average common shares
       outstanding for basic earnings
       per share                            2,451,012        2,401,727        2,450,280        2,419,295
                                          -----------      -----------      -----------      -----------

   Basic earnings per common share        $      0.22      $      0.19      $      0.58      $      0.61
                                          ===========      ===========      ===========      ===========



                                                 Three Months Ended           Nine Months Ended
                                                      June 30,                     June 30,
                                                      --------                     --------
                                                2002           2001           2002          2001
                                                ----           ----           ----          ----
Diluted Earnings Per Common Share:
  Numerator:
   Net Income                                $  528,457     $  456,346     $1,413,366     $1,471,778
                                             ==========     ==========     ==========     ==========
  Denominator:
   Weighted average common
       shares outstanding for basic
       earnings per common share              2,451,012      2,401,727      2,450,280      2,419,295
   Add: Dilutive effects of assumed
       exercise of stock options, net
       of tax benefits                           27,257         47,093         34,783         41,617
                                             ----------     ----------     ----------     ----------
   Weighted average common and
       dilutive potential common
       shares outstanding                     2,478,269      2,448,820      2,485,063      2,460,912
                                             ==========     ==========     ==========     ==========

       Diluted earnings per common share     $     0.21     $     0.19     $     0.57     $     0.60
                                             ==========     ==========     ==========     ==========

3.   COMMITMENTS

     At June 30, 2002 and September 30, 2001, the Company had outstanding commitments to originate and purchase loans totaling $25.1 million and $29.7 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

     Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net income and net income per share would have been as follows:

                                         Three Months Ended                              Nine Months Ended
                                            June 30, 2001                                  June 30, 2001
                                   --------------------------------------       ------------------------------------------
                                                    Basic       Diluted                          Basic          Diluted
                                                   earnings     earnings                        earnings      earnings per
                                   Net Income      per share    per share       Net Income      per share        share
                                   --------------------------------------       ------------------------------------------
Net Income:
  As reported                       $456,346         $.19         $.19          $1,471,778         $.61           $.60
  Add:  Goodwill
            amortization              92,187          .04          .03             276,561          .11            .11
                                    --------         ----         ----          ----------         ----           ----
 Pro forma net income               $548,533         $.23         $.22          $1,748,339         $.72           $.71
                                    ========         ====         ====          ==========         ====           ====



     As of September 30, 2001 and June 30, 2002, the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three months and nine months ended June 30, 2002.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2002, compared to September 30, 2001, and the consolidated results of operations for the three months and nine months ended June 30, 2002, compared to the same period in 2001. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2001.

FINANCIAL CONDITION

Total assets increased by $63.4 million, or 12.1%, to $586.6 million at June 30, 2002, from $523.2 million at September 30, 2001.

The portfolio of securities available for sale increased $56.7 million, or 39.0%, to $202.1 million at June 30, 2002, from $145.4 million at September 30, 2001. The increase resulted from the purchase of securities available for sale in an amount greater than maturities and principal repayments received during the period.

The portfolio of net loans receivable increased by $6.9 million, or 2.1%, to $340.0 million at June 30, 2002, from $333.1 million at September 30, 2001. The increase was due to increases in commercial and multi-family real estate loans, commercial business loans, and agricultural loans, which were partially offset by decreases in single-family residential mortgage loans and consumer loans.

Deposit balances increased by $23.3 million, or 6.9%, to $362.1 million at June 30, 2002, from $338.8 million at September 30, 2001. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, savings accounts, and certificates of deposit in the amounts of $3.3 million, $6.0 million, $3.4 million, and $10.6 million, respectively.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $14.5 million, or 11.5%, to $111.9 million at June 30, 2002, from $126.4 million at September 30, 2001. The balance in securities sold under agreements to repurchase increased by $53.5 million to $55.5 million at June 30, 2002, from $2.0 million at September 30, 2001. The increase in securities sold under agreements to repurchase reflects the use of alternative borrowing sources at comparatively lower costs to fund balance sheet growth during the period.

Total shareholders' equity increased $400,000, or 0.9%, to $44.1 million at June 30, 2002, from $43.7 million at September 30, 2001. The increase in shareholders' equity reflects earnings during the period and an increase in the unrealized gain on securities available for sale in accordance with SFAS 115, which were partially offset by the repurchase of common shares held as Treasury stock.

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

At June 30, 2002, the Company had loans delinquent 30 days and over totaling $15.2 million, or 4.4% of total loans compared to $15.1 million, or 4.5% of total loans at September 30, 2001.

At June 30, 2002, commercial and multi-family real estate loans delinquent 30 days and over totaled $11.5 million, or 3.4% of the total loan portfolio as compared to $11.3 million, or 3.4% of total loans at September 30, 2001. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. The majority of the Company's delinquent commercial and multi-family real estate loans have been purchased as participations with other lenders, are serviced by other lenders and are secured by properties outside the Company's primary market area. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At June 30, 2002, agricultural operating loans delinquent 30 days and over totaled $1.7 million, or 0.48% of the total loan portfolio as compared to $1.6 million, or 0.48% of total loans at September 30, 2001. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                            June 30, 2002     September 30, 2001
                                            -------------     ------------------
                                                   (Dollars in Thousands)
Non-accruing loans:
     One-to four family                          $  111             $  168
     Commercial and multi-family                  5,075                464
     Agricultural real estate                        41                 --
     Consumer                                        32                 33
     Agricultural operating                         522                569
     Commercial business                            506                369
                                                 ------             ------
       Total non-accruing loans                   6,287              1,603

Accruing loans delinquent 90 days or more           804                 --
                                                 ------             ------
       Total non-performing loans                 7,091              1,603
                                                 ------             ------

Restructured loans:
     Consumer                                         9                 10
     Agricultural operating                          --                 14
     Commercial business                            300                 --
                                                 ------             ------
       Total  restructured loans                    309                 24
                                                 ------             ------

Foreclosed assets:
     Commercial real estate                         887                889
     One-to-four family                              --                 --
     Consumer                                        29                 51
                                                 ------             ------
     Total foreclosed assets                        918                940
     Less: Allowance for losses                      --                 --
                                                 ------             ------
       Total foreclosed assets, net                 918                940
                                                 ------             ------

Total non-performing assets                      $8,318             $2,567
                                                 ======             ======

Total as a percentage of total assets              1.42%              0.49%
                                                 ======             ======


The increase in non-accruing loans at June 30, 2002 as compared to September 30, 2001 is primarily due to the transfer of a $4.5 million commercial real estate participation loan secured by a hotel to non-accrual status.

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

On the basis of management's review of its loans and other assets, at June 30, 2002, the Company had classified a total of $13.3 million of its assets as substandard, $101,000 as doubtful and none as loss as compared to classifications at September 30, 2001 of $7.2 million substandard, $49,000 doubtful and none as loss.

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

At June 30, 2002, the Company has established an allowance for loan losses totaling $4.4 million. The allowance represents approximately 62% of the total non-performing loans at June 30, 2002 as compared to an allowance of approximately 240% of the total non-performing loans at September 30, 2001.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the nine-month periods ended June 30, 2002 and 2001:

                                                       2002            2001
                                                       ----            ----
                                                           (In Thousands)
   Balance, September 30,                             $ 3,869         $ 3,590
       Charge-offs                                       (263)           (167)
       Recoveries                                          45              43
       Additions charged to operations                    715             470
                                                      -------         -------
   Balance, June 30,                                  $ 4,366         $ 3,936
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

RESULTS OF OPERATIONS

General. For the three months ended June 30, 2002, the Company recorded net income of $528,000 compared to net income of $456,000 for the same period in 2001. For the nine months ended June 30, 2002, net income was $1,413,000 compared to $1,472,000 for the same period in 2001. Both periods reflect increases in net interest income and noninterest income. Noninterest expense increased in both periods primarily due to start-up costs associated with the opening of two new offices.

Net income for the three months and nine months ended June 30, 2002 was positively impacted by the adoption of Statement of Financial Accounting Standards No. 141 and 142 (SFAS 141 and 142) related to business combinations, goodwill and other intangible assets. The adoption of SFAS 141 and 142 on October 1, 2001 eliminated goodwill amortization, which increased earnings by $92,000, or $.03 per diluted share, and $276,000, or $.11 per diluted share, for the three and nine months ended June 30, 2002, respectively, as compared to the same periods in 2001.

Net Interest Income. Net interest income increased by $422,000, or 13.0%, to $3,659,000 for the three months ended June 30, 2002 from $3,237,000 for the same period in 2001. For the nine months ended June 30, 2002, net interest income increased $486,000, or 5.0%, to $10,262,000 from $9,776,000 for the same period in 2001. The increase in net interest income for both periods reflects an increase in the net interest rate spread between earning assets and costing liabilities. For the three months ended June 30, 2002, the net interest rate spread was 2.53% compared to 2.26% for the same period in 2001. For the nine months ended June 30, 2002, the net interest rate spread was 2.42% compared to 2.30% for the same period in 2001.

Provision for Loan Losses. For the three months ended June 30, 2002, the provision for loan losses was $280,000 compared to $200,000 for the same period in 2001. For the nine months ended June 30, 2002, the provision for loan losses was $715,000 compared to $470,000 for the same period in 2001. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio.

Noninterest Income. Noninterest income increased $102,000, or 23.7%, to $532,000 for the three months ended June 30, 2002 from $430,000 for the same period in 2001. For the nine months ended June 30, 2002, noninterest income increased $768,000, or 90.5%, to $1,617,000 from $849,000 for the same period in 2001. The increase for both periods reflects an increase in service charges collected on deposit accounts, an increase in commissions received through the Company's brokerage subsidiary, and the accretion of income from bank owned life insurance purchased in August 2001.

Noninterest Expense. Noninterest expense increased $475,000, or 17.5%, to $3,184,000 for the three months ended June 30, 2002, from $2,709,000 for the same period in 2001. For the nine months ended June 30, 2002, noninterest expense increased $1,245,000, or 15.8%, to $9,146,000 from $7,901,000 for the same period in 2001. The increase for both periods reflects the costs associated with opening a new office in Sioux Falls, South Dakota, which moved into its newly constructed facilities in April 2001. In addition, the Company opened its third Des Moines, Iowa, location in November 2001. Noninterest expense also increased as a result of the Company's on-going effort to maintain and enhance its technology systems for the efficient delivery of products and customer service. This includes internet banking, which became available to customers in January 2002.

Income Tax Expense. Income tax expense was $200,000 for the three months ended June 30, 2002 compared to $302,000 for the same period in 2001. For the nine months ended June 30, 2001, income tax expense was $604,000 compared to $782,000 for the same period in 2001. The decrease reflects the decrease in the level of taxable income between the comparable periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2002, the Company had commitments to originate and purchase loans totaling $25.1 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

During July 2001, the Company's trust subsidiary, First Midwest Financial Capital Trust I, sold $10 million in floating rate cumulative preferred securities. Proceeds from the sale were used to purchase subordinated debentures of First Midwest, which mature in the year 2031, and are redeemable at any time after five years. The Company used the proceeds for general corporate purposes.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at June 30, 2002 which, at that date, exceeded the capital adequacy requirements:

                                                                                                       Minimum Requirement
                                                                                                           To Be Well
                                                                               Minimum Requirement      Capitalized Under
                                                                              For Capital Adequacy      Prompt Corrective
                                                              Actual                 Purposes           Action Provisions
                                                              ------                 --------           ------------------
At June 30, 2002                                        Amount       Ratio     Amount        Ratio    Amount         Ratio
----------------                                        ------       -----     ------        -----    ------         -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                  $46,640        12.9%    $28,876        8.0%    $36,095        10.0%
        Security                                         4,626        15.1       2,458        8.0       3,073        10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                   42,496        11.8      14,438        4.0      21,657         6.0
        Security                                         4,325        14.1       1,229        4.0       1,844         6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                   42,496         8.1      21,087        4.0      26,358         5.0
        Security                                         4,325         8.0       2,158        4.0       2,698         5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                   42,496         8.5      20,022        4.0      25,028         5.0


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 2002, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

Presented below, as of June 30, 2002 and September 30, 2001, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at June 30, 2002 is somewhat more sensitive to increasing rate changes than declining rates. This occurs primarily because, as rates rise, the market value of the Company's fixed-rate loans and mortgage-backed securities declines due both to the interest rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans and mortgage-backed securities because borrowers prepay at relatively higher rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising and falling interest rate scenarios. At September 30, 2001, the Company's NPV was more sensitive to declining interest rates than to increasing interest rates.

                                                   At June 30, 2002             At September 30, 2001
     Change in Interest    Rates Board Limit       ----------------             ---------------------
     (Basis Points)             % Change       $ Change      % Change           $ Change     % Change
     --------------             --------       --------      --------           --------     --------
                                                               (Dollars in Thousands)
        +200 bp                    (40)%      $ (5,122)        (12)%           $ (2,472)        (6)%
        +100 bp                    (25)         (1,751)         (4)                (698)        (2)
         0 bp                       --              --          --                   --         --
        -100 bp                    (10)         (2,156)         (5)              (4,336)       (11)
        -200 bp                    (15)         (5,042)        (11)             (11,377)       (29)


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

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   99.1    Certification of Chief Executive Officer.
                   99.2    Certification of Chief Financial Officer.

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


                                  FIRST MIDWEST FINANCIAL, INC.



Date:  August 13, 2002     By:    /s/ James S. Haahr
       ---------------           -----------------------------------------------
                                      James S. Haahr, Chairman of the Board,
                                      President and Chief Executive Officer



Date:  August 13, 2002     By:    /s/ Donald J. Winchell
       ---------------           -----------------------------------------------
                                      Donald J. Winchell, Senior Vice President,
                                      Treasurer and Chief Financial Officer