Form 10-K
period 2002-09-30
FIRST MIDWEST FINANCIAL INC
filed 2002-12-27
CIK 907471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------   ------------

Commission file number 0-22140.

                         FIRST MIDWEST FINANCIAL, INC.
--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)

          Delaware                                            42-1406262
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     Fifth at Erie, Storm Lake, Iowa                              50588
---------------------------------------                     --------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 17, 2002, the Registrant had issued and outstanding 2,468,804 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of December 17, 2002, was $29.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
                      DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K -- Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2002.

PART III of Form 10-K--Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during January 2003.
================================================================================



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

     First Federal and Security (collectively, the "Banks") are the only direct, active banking subsidiaries of First Midwest. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through the Banks, provides a full range of financial services. The principal business of First Federal historically has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in First Federal's market area. Recently, First Federal's lending activities have expanded to include an increased emphasis on originations of commercial and multi-family real estate loans and commercial business loans. The principal business of Security has been and continues to be attracting retail deposits from the general public and investing those funds in agricultural real estate and operating loans, and commercial and multi-family real estate loans and, to a lesser extent, one- to four-family residential, commercial business and consumer loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. At September 30, 2002, the Company had total assets of $607.6 million, deposits of $355.8 million, and shareholders' equity of $44.6 million.

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

     First Services Trust Company, established in April 2002 as a wholly-owned subsidiary of First Midwest, provides a full range of trust services. First Midwest Financial Capital Trust, also a wholly-owned subsidiary of First

Midwest, was established in July 2001 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

     First Midwest and the Banks are subject to comprehensive regulation. See "Regulation" herein.

     The executive offices of the Company are located at Fifth at Erie, Storm Lake, Iowa 50588. Its telephone number at that address is (712) 732-4117.

Market Area

     First Federal Savings Bank of the Midwest has four divisions: First Federal Savings Bank Storm Lake, Brookings Federal Bank, Iowa Savings Bank and First Federal Savings Bank Sioux Falls. First Federal's headquarters is located on the corner of Fifth and Erie streets in Storm Lake, Iowa. First Federal Storm Lake operates a total of seven offices in Storm Lake, Lake View, Laurens, Manson, Odebolt and Sac City, Iowa. Brookings Federal Bank operates one office in Brookings, South Dakota. Iowa Savings Bank operates four facilities in Des Moines, West Des Moines and Urbandale, Iowa. First Federal Sioux Falls moved from its temporary facility to a newly constructed building in April 2001.

     Security State Bank operates its business through three full-service offices in Casey, Menlo and Stuart, Iowa.

     The Company's primary market area includes the Iowa counties of Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac, and the South Dakota counties of Brookings, Lincoln and Minnehaha.

     Storm Lake is located in northwest Iowa approximately 150 miles northwest of Des Moines and 200 miles south of Minneapolis in Buena Vista County. Like much of the State of Iowa, Storm Lake and the surrounding market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista Regional Medical Center, IBP/Tyson, Inc., Bil Mar Foods of Iowa, and Buena Vista University, which currently enrolls 1,267 full-time students at its Storm Lake campus and employs 79 full-time faculty.

     Brookings is located in east central South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis in Brookings County. The bank's market area encompasses approximately a 30-mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 9,350 students enrolled for the 2001 fall term and employs 509 full-time faculty. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics and Twin City
Fan.  The  Brookings  division  operates  from an  office  located  in  downtown
Brookings.

     Des Moines, Iowa's capitol, is located in central Iowa. The Des Moines market area encompasses Polk County and surrounding counties. Iowa Savings Bank Division's main office is located just off I-80 at the intersection of two major streets in Urbandale - an area experiencing significant growth. The West Des
Moines office operates near a high-traffic intersection, across from a major shopping mall. The Ingersoll office is located near the heart of Des Moines, on a major thorough fare, in a densely populated area. The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines. Des Moines is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices. Other major businesses include Hy-Vee Food Stores, Inc., Bridgestone-Firestone, Inc., Communication Data Services, Inc., Pioneer Hi-Bred,

John Deere, and Meredith Corporation. Universities in the area include Drake University, Upper Iowa University, Simpson College, Grand View College, Hamilton College and the Des Moines University - Osteopathic Medical Center.

     Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis. The Sioux Falls market area encompasses Minnehaha and Lincoln counties. The city has ranked number two on the list of national entrepreneurial hot spots in 1999 and was among the top ten cities for new jobs and for new or expanded facilities in 1998 (Cogenetics, Inc. April 1999; Site Selection, 1998). The bank is located at a high-traffic intersection of Minnesota and 33rd in the heart of Sioux Falls. Major employers in the area include Sioux Valley Hospital, Avera McKennan Hospital, John Morrell & Company, Gateway, Inc., and Hy-Vee Food Stores. Sioux Falls is also home to Augustana College with 2001 enrollment of 1,807, and The University of Sioux Falls with 2001 enrollment of 1,332.

     Security's main office operates in Stuart, which is located in west-central Iowa, approximately 40 miles west of Des Moines on the border of Adair and Guthrie counties. Security's market area is highly dependent on farming and agriculture. Local businesses include Agri-Drain Corporation, Cardinal Glass, Rose Acre Farms and Schafer Systems, Inc. In addition, a large number of area residents commute to Des Moines for work. In recent years, efforts of the West Central I-80 Development Corporation have resulted in significant development of new service-related businesses in the area, associated with the westward expansion of Des Moines and direct interstate highway access. Seven industrial parks exist in these two counties. This development provides economic diversity to Security's market area.

     Several of the Company's market areas are dependant on agriculture-related businesses. Agriculture-related businesses in recent years have performed well due to a relatively stable agricultural environment in the Company's market area. Generally low commodity prices have challenged area farmers over the past few years, however, commodity prices have improved over the past year to help stabilize the agricultural economy. Although there has been minimal effect observed to date, an extended period of low commodity prices could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company's market area.

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

     While the Company historically has focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates and purchases commercial and multi-family real estate loans and originates consumer, commercial business, residential and commercial construction and agriculturally related loans. The Company originates most of its loans in its primary market area. More recently, the Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on all types of commercial lending. At September 30, 2002, the Company's net loan portfolio totaled $343.2 million, or 56.5% of the Company's total assets.

     Loan applications are initially considered and approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. The Company has loan committees for each of the Banks. Loans in excess of certain amounts require the approval of at least two committee members who must also be executive officers, by the Bank's Board loan committee or by the Bank's Board of Directors, which has responsibility for the overall supervision of the loan portfolio. The Company reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

     At September 30, 2002, the Company's largest lending relationship to a single borrower or group of related borrowers totaled $8.7 million. The Company had nineteen other lending relationships in excess of $3.0 million as of September 30, 2002 with the average outstanding balance of such loans totaling approximately $4.4 million. At September 30, 2002, each of these loans was performing in accordance with its repayment terms.

     Loan Portfolio Composition. The following table provides information about the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                         September 30,
                                              -----------------------------------------------------------------
                                                      2002                    2001                  2000
                                              ---------------------   ---------------------  ------------------
                                               Amount      Percent      Amount    Percent     Amount    Percent
                                              --------     --------   --------    ---------  ---------  -------
                                                                     (Dollars in Thousands)
Real Estate Loans
   One- to four-family                        $ 73,933        20.8%   $ 95,612       27.9%   $105,702     31.6%
   Commercial and multi-family............     151,806        42.7     123,636       36.0     103,595     31.0
   Agricultural...........................      12,067         3.4      11,729        3.4      10,895      3.3
   Construction or development............      25,745         7.3      21,884        6.4      31,301      9.4
                                              --------    --------    --------    -------    --------   ------
   Total real estate loans                     263,551        74.2     252,861       73.7     251,493     75.3
                                              --------    --------    --------    -------    --------   ------

Other Loans:
   Consumer Loans:
     Home equity..........................      14,669         4.1      17,458        5.1      18,144      5.4
     Automobile...........................       3,287         0.9       4,160        1.2       2,596       .8
     Other(1).............................       5,637         1.6       6,551        1.9       5,743      1.7
                                              --------    --------    --------    -------    --------   ------
       Total consumer loans...............      23,593         6.6      28,169        8.2      26,483      7.9
   Agricultural operating.................      25,308         7.1      25,253        7.4      26,810      8.0
   Commercial business....................      42,844        12.1      36,773       10.7      29,332      8.8
                                              --------    --------    --------    -------    --------   ------
       Total other loans..................      91,745        25.8      90,195       26.3      82,625     24.7
                                              --------    --------    --------    -------    --------   ------
       Total loans........................     355,296       100.0%    343,056      100.0%    334,118    100.0%
                                                            ========               =======               ======

Less:
   Loans in process.......................       7,155                   5,859                  5,424
   Deferred fees and discounts............         256                     266                    401
   Allowance for losses...................       4,693                   3,869                  3,590
                                              --------                --------               --------
   Total loans receivable, net............    $343,192                $333,062               $324,703
                                              ========                ========               ========




                                                              September 30,
                                              ---------------------------------------------
                                                       1999                  1998
                                              ---------------------   ---------------------
                                                 Amount    Percent     Amount     Percent
                                              ----------   --------   --------   ---------
                                                        (Dollars in Thousands)
Real Estate Loans
   One- to four-family                          $110,317    34.8%    $ 85,799      30.5%
   Commercial and multi-family............        85,793    27.1       66,845      23.8
   Agricultural...........................         9,874     3.1       10,537       3.8
   Construction or development............        28,379     9.0       32,990      11.7
                                                --------   -------   --------   -------
   Total real estate loans................       234,363    74.0      196,171      69.8
                                                --------   -------   --------   -------

Other Loans:
   Consumer Loans:
     Home equity..........................        14,834     4.7       15,285       5.4
     Automobile...........................         3,861     1.3        4,445       1.6
     Other(1).............................         4,731     1.4        6,509       2.3
                                                --------   -------   --------   -------
       Total consumer loans...............        23,426     7.4       26,239       9.3
   Agricultural operating.................        29,284     9.2       37,234      13.2
   Commercial business....................        29,942     9.4       21,587       7.7
                                                --------   -------   --------   -------
       Total other loans..................        82,652    26.0       85,060      30.2
                                                --------   -------   --------   -------
       Total loans........................       317,015   100.0%     281,231     100.0%
                                                          =======                =======

Less:
   Loans in process.......................        10,494                7,738
   Deferred fees and discounts............           350                  298
   Allowance for losses...................         3,093                2,909
                                                --------             --------
   Total loans receivable, net............      $303,078             $270,286
                                                ========             ========

____________________

(1)  Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                               September 30,
                                              -------------------------------------------------------------------
                                                       2002                    2001                  2000
                                              ---------------------   ---------------------   -------------------
                                                Amount      Percent     Amount     Percent     Amount     Percent
                                               --------    --------   ----------   --------   --------   --------
                                                                                           (Dollars in Thousands)
Fixed Rate  Loans
 Real estate:
   One- to four-family .....................   $ 46,642       13.1%   $  55,521       16.2%   $ 50,813      15.2%
   Commercial and multi-family .............     72,658       20.5       40,778       11.9      35,277      10.6
   Agricultural ............................      5,498        1.5        5,605        1.6       3,147        .9
   Construction or development .............      2,788        0.8        5,545        1.6       4,001       1.2
                                                -------      -----      -------      -----     -------     -----
     Total fixed-rate real estate loans ....    127,586       35.9      107,449       31.3      93,238      27.9
   Consumer ................................     20,282        5.7       25,834        7.5      25,066       7.5
   Agricultural operating ..................      9,339        2.6        7,402        2.2      10,396       3.1
   Commercial business .....................     14,455        4.1       14,986        4.4      14,215       4.3
                                                -------      -----      -------      -----     -------     -----
     Total fixed-rate loans ................    171,662       48.3      155,671       45.4     142,915      42.8
                                                -------      -----      -------      -----     -------     -----

Adjustable Rate Loans:
 Real estate:
   One- to four-family .....................     27,291        7.7       40,091       11.7      54,889      16.4
   Commercial and multi-family .............     79,148       22.3       82,858       20.5      68,318      20.5
   Agricultural ............................      6,569        1.8        6,124        1.8       7,748       2.3
   Construction or development .............     22,957        6.5       16,339        4.8      27,300       8.2
                                                -------      -----      -------      -----     -------     -----
     Total adjustable-rate real estate loans    135,956       38.3      145,412       42.4     158,255      47.4
   Consumer ................................      3,311        0.9        2,335         .7       1,417        .4
   Agricultural operating ..................     15,969        4.5       17,851        5.2      16,414       4.9
   Commercial business .....................     28,389        8.0       21,787        6.4      15,117       4.5
                                                -------      -----      -------      -----     -------     -----
     Total adjustable rate loans ...........    183,634       51.7      187,385       54.6     191,203      57.2
                                                -------      -----      -------      -----     -------     -----
     Total loans ...........................    355,296      100.0%     343,056      100.0%    334,118     100.0%
                                                            =======                ========              ========
Less:
   Loans in process ........................      7,155                   5,859                  5,424
   Deferred fees and discounts .............        256                     266                    401
   Allowance for losses ....................      4,693                   3,869                  3,590
                                               --------               ----------              --------
     Total loans receivable, net ...........   $343,192                $333,062               $324,703
                                               ========                =========              ========



                                                            September 30,
                                               ------------------------------------------
                                                       1999                 1998
                                                ------------------   --------------------
                                                 Amount    Percent    Amount      Percent
                                                --------   -------   --------   ---------
                                                       (Dollars in Thousands)
Fixed Rate  Loans
 Real estate:
   One- to four-family .....................    $ 52,943     16.7%   $ 51,235       18.2%
   Commercial and multi-family .............      34,326     10.8      11,582        4.1
   Agricultural ............................       5,080      1.6       4,982        1.8
   Construction or development .............       2,322       .8       1,829         .7
                                                 -------    -----     -------      -----
     Total fixed-rate real estate loans ....      94,671     29.9      69.628       24.8
   Consumer ................................      21,803      6.9      24,909        8.8
   Agricultural operating ..................      14,896      4.7      18,821        6.7
   Commercial business .....................      23,206      7.3      15,108        5.4
                                                 -------    -----     -------      -----
     Total fixed-rate loans ................     154,576     48.8     128,466       45.7
                                                 -------    -----     -------      -----

Adjustable Rate Loans:
 Real estate:
   One- to four-family .....................      57,374     18.1      34,564       12.3
   Commercial and multi-family .............      51,467     16.2      55,263       19.6
   Agricultural ............................       4,794      1.6       5,555        2.0
   Construction or development .............      26,057      8.2      31,161       11.1
                                                 -------    -----     -------      -----
     Total adjustable-rate real estate loans     139,692     44.1     126,543       45.0
   Consumer ................................       1,623       .5       1,330         .5
   Agricultural operating ..................      14,388      4.5      18,413        6.5
   Commercial business .....................       6,736      2.1       6,479        2.3
                                                  -------    -----     -------      -----
     Total adjustable rate loans ...........     162,439     51.2     152,765       54.3
                                                 -------    -----     -------      -----
     Total loans ...........................     317,015    100.0%    281,231      100.0%
                                                           =======                =======
Less:
   Loans in process ........................      10,494                7,738
   Deferred fees and discounts .............         350                  298
   Allowance for losses ....................       3,093                2,909
                                                --------             --------
     Total loans receivable, net ...........    $303,078             $270,286
                                                ========             ========

     The following table illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                             Real Estate
                     ------------------------------------------
                                                                                                 Agricultural
                         Mortgage(1)           Construction               Consumer                Operating
                     -------------------    -------------------    ---------------------    --------------------


                                Weighted               Weighted                  Weighted               Weighted
                                Average                Average                   Average                Average
                     Amount      Rate        Amount     Rate        Amount        Rate       Amount      Rate
                     -------    --------    -------    --------    ---------    --------    --------    --------
                                                                                (Dollars in Thousands)
Due During Years
Ending September 30
-------------------
2003(2)              $91,803    6.75%       $22,452      5.92%       $ 8,605      7.99%     $19,550        7.06%
2004-2007             97,534    7.16          3,093      7.09         11,541      8.42        4,708       10.29
2008 and following    48,469    7.00            200      5.50          3,447      8.76        1,050        7.30




                         Commercial
                          Business                Total
                     -------------------    -------------------

                                Weighted               Weighted
                                Average                Average
                     Amount      Rate        Amount      Rate
                     -------    --------    --------    --------

Due During Years
Ending September 30
-------------------
2003(2)              $32,660       6.30%    $175,070      6.65%
2004-2007              8,876       6.26      125,752      7.33
2008 and following     1,308       6.18       54,474      7.09

--------------------

(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans.

(2)  Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after September 30, 2003 which have predetermined interest rates is $138.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $169.1 million.

     One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 2002, the Company's one- to four-family residential mortgage loan portfolio totaled $73.9 million, or 20.8% of the Company's total gross loan portfolio. Approximately 20.7% of the Company's one- to four-family mortgage loans or 4.3% of the Company's gross loans have been purchased, generally from other financial institutions. The majority of these are ARM loans. See "--Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." At September 30, 2002, the average outstanding principal balance of a one- to four-family residential mortgage loan was $57,000.

     The Company offers fixed-rate and ARM loans. During the year ended September 30, 2002, the Company originated $1.9 million of adjustable-rate loans and $49.5 million of fixed-rate loans secured by one- to four-family residential real estate, of which approximately $29.9 million was held in portfolio. The Company's one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

     The Company currently offers one, three, five and seven year ARM loans. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. These loans generally provide for an annual cap of up to a 200 basis points and a lifetime cap of 600 basis points over the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. The Company's ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan. The Company's delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.

     Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market standards, i.e., Fannie Mae, Ginnie Mae, and Freddie Mac standards. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. The Company currently sells most, but not all, of its fixed-rate loans with terms of 15 years or longer. Historically, the Company had held in portfolio a higher percentage of its fixed rate mortgage loans.

     In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors. The Company generally requires borrowers to obtain an attorney's title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

     Commercial and Multi-Family Real Estate Lending. The Company is also engaged in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. At September 30, 2002, the Company's commercial and multi-family real estate loan portfolio totaled $151.8 million, or 42.7% of the Company's total gross loan portfolio. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and Northwest. See " - Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." The Company, in order to supplement its loan portfolio and consistent with management's objectives to expand the Company's commercial and multi-family loan portfolio, purchased $24.5 million, $24.0 million and $48.9 million of such loans during fiscal 2002, 2001 and 2000, respectively. At September 30, 2002, $417,000 or 0.3% of the Company's commercial and multi-family real estate loans were non-performing. See " -- Non-Performing Assets, Other Loans of Concern and Classified Assets."

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

     At September 30, 2002, the Company's largest commercial and multi-family real estate loan was a $5.2 million loan secured by an assisted living care facility. The Company had thirteen other commercial and/or multi-family loans in excess of $3.0 million at such date. All of these loans are currently performing in accordance with their terms. At September 30, 2002, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was $526,000.

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

     Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 2002, the Company's construction loan portfolio totaled $25.7 million, or 7.3% of the Company's total gross loan portfolio.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2002, the Company had $1.1 million of construction loans to borrowers intending to live in the properties upon completion of construction.

     Generally, construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans are generally 1%.

     Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, hotels or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 2002, the Company had approximately $24.6 million of loans for the construction of commercial and multi-family real estate. This amount consisted of one loan totaling $5.0 million for the construction of an assisted living care facility, two loans totaling $8.5 million for the construction of hotels, one loan totaling $2.0 million for the construction of an apartment complex, and seven loans totaling $9.1 million for the construction of commercial facilities. All of these loans were performing in accordance with their terms at September 30, 2002.

     Construction loans are obtained principally through continued business from builders who have previously borrowed from the Company and from existing customers who are building new facilities. The application process includes a submission to the Company of accurate plans, specifications, costs of the project to be constructed and projected revenues from the project. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of the current appraised value of the property or the cost of construction (land plus building).

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

     Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 2002, the Company had agricultural real estate loans secured by farmland of $12.1 million or 3.4% of the Company's gross loan portfolio. At the same date, $25.3 million, or 7.1% of the Company's gross loan portfolio, consisted of secured loans related to agricultural operations.

     Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 2002, the average outstanding principal balance of an agricultural operating loan held by the Company was $46,000. At September 30, 2002, $1.2 million, or 4.3%, of the Company's agricultural operating loans were non-performing.

     Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter. In addition, such loans generally amortize over a period of ten to 20 years. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. At September 30, 2002, $41,000 or .3% of the Company's agricultural real estate portfolio was non-performing.

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

     Weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with a variety of insurance coverages which can help to ensure loan repayment. Government support programs and the Company generally require that farmers procure crop insurance coverage.

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

     Consumer Lending. The Company offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, federally guaranteed student loans, and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 2002, the Company's consumer loan portfolio totaled $23.6 million, or 6.6% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 2002, most were short- and intermediate-term, fixed-rate loans.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2002, none of the Company's consumer loan portfolio was non-performing.

     Commercial Business Lending. The Company also originates commercial business loans. Most of the Company's commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 2002, $42.8 million, or 12.1% of the Company's total gross loan portfolio was comprised of commercial business loans.

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

     The largest commercial business loan outstanding at September 30, 2002 was a $7.3 million warehouse line of credit secured primarily by the assignment of automobile contracts and new and used automobiles. The next largest commercial business loan outstanding at September 30, 2002 was a $4.1 million loan secured by operating assets used in the manufacture and sale of commercial insulation systems. The Company had six other commercial business loans outstanding in excess of $1.0 million at September 30, 2002. All of these loans are currently performing in accordance with their terms. At September 30, 2002, the average outstanding principal balance of a commercial business loan held by the Company was $119,000.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 2002, $408,000 or 1.0% of the Company's commercial business loan portfolio was non-performing.

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

     Loans are generally originated by the Company's staff of salaried loan officers. Loan applications are taken and processed in the branches and the main office of the Company. While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate and economic environment.

     The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 2002, there were no loans outstanding sold with recourse. When loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services loans that it originated and sold totaling $40.3 million at September 30, 2002, of which $18.1 million were sold to Fannie Mae and $22.2 million were sold to others.

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

                                                                                     September 30,
                                                                       ----------------------------------------
                                                                         2002             2001           2000
                                                                       ---------        --------       --------
                                                                                 (Dollars in Thousands)
Originations by type:
---------------------
   Adjustable rate:
     Real estate - one- to four-family ...................             $  1,892         $  1,957       $  4,047
         - commercial and multi-family....................               23,781            5,691          7,386
         - agricultural real estate.......................                3,807            3,622          2,933
     Non-real estate - consumer ..........................                3,161            7,288          2,131
         - commercial business ...........................               83,479           31,016          8,420
         - agricultural operating.........................               20,036           23,748         13,981
                                                                        -------          -------        -------
     Total adjustable-rate ...............................              136,156           73,322         38,898

   Fixed rate:
     Real estate - one- to four-family....................               49,493           37,116         11,268
         - commercial and multi-family....................               50,848            6,504          8,659
         - agricultural real estate.......................                 ---             ---              525
     Non-real estate - consumer ..........................               13,823           17,894         17,233
         - commercial business............................               33,277           15,776         14,747
         - agricultural operating.........................               16,265            8,980         12,992
                                                                        -------          -------        -------
     Total fixed-rate                                                   163,706           86,270         65,424
                                                                        -------          -------        -------

     Total loans originated...............................              299,862          159,592        104,322

Purchases:
----------
Real estate- one-to-four-family...........................                 ---             4,735           ---
         - commercial and multi-family....................               24,542           23,960         48,877
Non-real estate - commercial business.....................                2,563            4,514          6,688
                                                                        -------          -------        -------
       Total loans........................................               27,105           33,209         55,565
     Total mortgage-backed securities.....................              128,494           22,886           ---
                                                                        -------          -------        -------
       Total purchased....................................              155,599           56,095         55,565

Sales and Repayments:
---------------------
Sales:
   Real estate - one- to four family......................               21,486           14,085          4,532
   Non-real estate - commercial business..................                 ---             ---           ---
                                                                        -------          -------        -------
       Total loans........................................               21,486           14,085          4,532
   Mortgaged-backed securities............................                 ---             ---           20,654
                                                                        -------          -------        -------
       Total sales........................................               21,486           14,085         25,186
                                                                        -------          -------        -------
Repayments:
   Loan principal repayments..............................              293,241          169,809        138,038
   Mortgage-backed securities repayments..................               48,519           16,447          9,663
                                                                        -------          -------        -------
   Total principal repayments.............................              341,760          186,256        147,701
                                                                        -------          -------        -------
       Total reductions...................................              363,246          200,341        172,887
   Increase (decrease) in other items, net................               (1,389)           4,816           (788)
                                                                        -------          -------        -------
       Net increase (decrease)............................             $ 90,826         $ 20,162       $(13,788)
                                                                       --------         --------       ---------


     At September 30, 2002, approximately $107.3 million, or 30.2%, of the Company's gross loan portfolio consisted of purchased loans. The Company believes that purchasing loans secured by real estate located outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company's business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its operations. However, additional risks are associated with purchasing loans secured by real estate outside of the Company's market area, including the lack of knowledge of the local real estate market and difficulty in monitoring and inspecting the property securing the loans.

     The following table provides information regarding the Company's balance of wholly purchased real estate loans and real estate loan participations for each state in which the balance of such loans exceeded $1.0 million at September 30, 2002. Not included in the following table are purchased commercial business loans totaling $1.4 million, approximately 88% of which are located in the Company's market area.

                                 One- to four-      Commercial and        Construction        Total Purchased
                                 Family Loans        Multi-Family            Loans                 Loans
                             -----------------    -----------------   ------------------   ---------------------

                                        Number               Number             Number                 Number
                                         of                    of                 of                     of
         Location            Balance    Loans      Balance   Loans    Balance    Loans     Balance      Loans
         --------            -------    ------    --------   ------   -------   --------   --------    ---------
                                                           (Dollars in Thousands)

Arizona.............         $    68       2       $ 1,013      1     $ 5,000       1      $  6,081        4
California..........               9       2         5,697      3        ---       ---        5,706        5
Colorado............             ---      ---        5,328      8        ---       ---        5,328        8
Illinois............             ---      ---        1,561      2        ---       ---        1,561        2
Iowa................           1,719      33         2,844      4      2,100        1         6,663       38
Minnesota...........             ---      ---        5,501      9        ---       ---        5,501        9
Missouri............             565      10         4,322      4        ---       ---        4,887       14
Nebraska............              35       5           285      1        ---       ---          320        6
North Carolina......           5,647      27          ---      ---       ---       ---        5,647       27
Oregon..............             ---      ---         ---      ---     4,000        2         4,000        2
South Dakota........             108      13         5,361      7      2,814        4         8,283       24
Washington..........           5,651      19        32,954     13      3,544        1        42,149       33
Wisconsin...........             ---      ---        6,461      5        ---       ---        6,461        5
Other states........           1,515      81         1,748      5         --       ---        3,263       86
                             -------    ------    --------    -----   -------   --------   --------    ---------

   Total............         $15,317     192      $ 73,075     62     $17,458       9      $105,850      263
                             =======    ======    ========    =====   =======   ========   ========    =========

   Percent of loan
   Portfolio........            20.7%                 48.1%              67.8%                 29.8%
                              =======               ========            =======               =======


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

     Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the
                                       16
loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status until the loan becomes current.

     The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2002.

                                                                 Loans Delinquent For:
                                  --------------------------------------------------------------------------------------
                                          30-59 Days                    60-89 Days                90 Days and Over
                                  ---------------------------   --------------------------   ---------------------------
                                                     Percent                      Percent                       Percent
                                                       of                          of                             of
                                  Number   Amount    Category    Number  Amount   Category   Number    Amount   Category
                                  ------   ------    --------   -------  -------  --------   -------  --------  --------
                                                                  (Dollars in Thousands)
Real Estate:
   One- to four-family.......       7      $  194      .26%        1   $    61      .08%       3      $    66        .09%
   Commercial and multi-family      2         529      .35         1     2,959     1.95        1          417        .27
   Agricultural real estate..      ---       ---       ---         1       156     1.29        1           41        .34
Consumer.....................      12         180      .76         4        98      .42       ---        ---        ---
Agricultural operating              1         128      .51         3       128      .51        4        1,198       4.73
Commercial business..........       4         152      .35        ---      ---      ---        6          408        .95
                                  ----      ------               ----   -------              ----      -------

     Total...................      26      $1,183      .33%       10   $ 3,402      .96%      15      $ 2,130        .60%
                                  ====     =======               ====  ========              ====     =======


Delinquencies 90 days and over constituted .60% of total loans and .35% of total assets.

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



                                                                                September 30,
                                                             -------------------------------------------------
                                                              2002       2001       2000      1999       1998
                                                             -------   -------    -------    ------     ------
Non-accruing loans:
   One- to four-family...............................        $   51    $  168     $  206     $  613     $  298
   Commercial and multi-family.......................           417       464        ---      1,055        777
   Agricultural real estate..........................            41       ---         37         70       ---
   Consumer..........................................           ---        33        ---        140        142
   Agricultural operating............................           394       569         17        285      1,738
   Commercial business...............................           408       369         51         75        209
                                                             -------   -------    -------    ------     ------
     Total non-accruing loans........................         1,311     1,603        311      2,238      3,164

   Accruing loans delinquent
   90 days or more...................................           819       ---        ---        ---      3,905
                                                             -------   -------    -------    ------     ------
     Total non-performing loans......................         2,130     1,603        311      2,238      7,069
                                                             -------   -------    -------    ------     ------

Restructured Loans:
   Consumer..........................................          ---         10        ---        ---       ---
   Agricultural operating............................            9         14        918        923       ---
   Commercial business...............................           71        ---         43         53       ---
                                                             -------   -------    -------    ------     ------
     Total restructured loans........................           80         24        961        976       ---
                                                             -------   -------    -------    ------     ------

Foreclosed assets:
   One- to four-family...............................          ---        ---        ---         94         19
   Commercial real estate............................         1,310       889        430        ---      1,324
   Consumer..........................................            18        51         15         24         19
   Commercial business...............................          ---       ---        ---          25        ---
                                                             -------   -------    -------    ------     ------
     Total...........................................         1,328       940        445        143      1,362
   Less: Allowance for losses........................          ---        ---        ---        ---        299
                                                             -------   -------    -------    ------     ------
     Total foreclosed assets, net....................         1,328       940        445        143      1,063
                                                             -------   -------    -------    ------     ------

   Total non-performing assets.......................        $3,538    $2,567     $1,717     $3,357     $8,132
                                                             =======   =======    =======    ======     ======
   Total as a percentage of total assets.............           .58%      .49%       .34%      .66%       1.94%
                                                             =======   =======    =======    ======     ======

     For the year ended September 30, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $404,000, of which none was included in interest income.

     Non-accruing Loans. At September 30, 2002, the Company had $1.3 million in non-accruing loans, which constituted .37% of the Company's gross loan portfolio. At such date, there were no non-accruing loans or aggregate non-accruing loans to one borrower in excess of $500,000 in net book value.

     Accruing Loans Delinquent 90 Days or More. At September 30, 2002, accruing loans delinquent 90 days or more included a $804,000 agricultural loan secured by agricultural real estate, machinery and crops. The Company is well secured on this loan and anticipates collecting all principal and accrued interest.

     Other Loans of Concern. At September 30, 2002, there were loans totaling $11.5 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of two one- to four-family residential mortgage loans totaling $72,000, three commercial business loans totaling $100,000, seven agricultural operating loans totaling $1.9 million, twenty-nine consumer loans totaling $186,000 and four commercial real estate loans totaling $9.1 million.

     Commercial real estate loans of concern at September 30, 2002 included a $4.1 million participation loan secured by a hotel located in Federal Way, Washington. A slow down in the travel industry after 9/11 contributed to delinquency issues with this loan during fiscal 2002. The travel industry is in process of recovering from this slow down and the loan was current at September 30, 2002.

     Also included in commercial real estate loans of concern at September 30, 2002 was a $3.0 million participation loan secured by an assisted living care facility located in Federal Way, Washington. At September 30, 2002, the loan was 60 days delinquent due primarily to declining occupancy as a result of increased competition in the area. The borrower has focused on increasing occupancy rates and, subsequent to September 30, 2002, the loan was brought current.

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

     On the basis of management's review of its assets, at September 30, 2002, the Company had classified a total of $13.5 million of its assets as substandard, $114,000 as doubtful and none as loss.

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

     Current economic conditions in the agricultural sector of the Company's market area are stable due to generally higher commodity prices. Price levels for grain crops and livestock have improved in recent months and are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to provision for loan losses.

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

     The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                             September 30
                                                       --------------------------------------------------
                                                         2002        2001       2000       1999     1998
                                                       --------    --------   --------    ------   ------
                                                                        (Dollars in Thousands)

Balance at beginning of period.................          $3,869      $3,590     $3,093    $2,909   $2,379

Charge-offs:
   One-to four family..........................            (11)         (37)       (65)      (84)    (103)
   Agricultural operating......................            (84)        (308)       ---    (1,160)    (595)
   Commercial and multi-family.................             ---         ---       (370)      ---     (299)
   Consumer....................................            (139)        (61)      (104)    (202)     (152)
   Commercial business.........................             (86)        (76)      (731)    (420)      (17)
                                                       --------    --------   --------    ------   ------
     Total charge-offs.........................            (320)       (482)    (1,270)   (1,866)  (1,166)
                                                       --------    --------   --------    ------   ------
Recoveries:
   One-to-four family..........................               2           2        ---       ---      ---
   Consumer....................................              39          29         55        39       17
   Commercial business.........................               4           3         33         8        5
   Commercial and multi-family.................             ---         ---        ---       ---      ---
   Agricultural operating......................               9          17         39        11       11
                                                       --------    --------   --------    ------   ------
     Total recoveries..........................              54          51        127        58       33
                                                       --------    --------   --------    ------   ------

     Net charge-offs...........................            (266)       (432)    (1,142)   (1,808)  (1,133)
   Additions charged to operations.............           1,090         710      1,640     1,992    1,663
                                                       --------    --------   --------    ------   ------
   Balance at end of period....................          $4,693      $3,869     $3,590    $3,093   $2,909
                                                       ========    ========   ========    ======   ======



   Ratio of net charge-offs during the period to
   average loans outstanding during the period.             .08%        .13%       .37%      .63%     .44%
                                                       =========    =========  =========  =======  =======

   Ratio of net charge-offs during the period to
   average non-performing assets...............            4.54%      16.04%     64.53%    43.12%   21.50%
                                                       =========   =========  =========   =======  =======


     For more information on the provision for loan losses, see "Management's Discussion and Analysis - Results of Operations" in the Annual Report.

     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                     September 30,
                                         --------------------------------------------------------------------
                                                 2002                    2001                    2000
                                         --------------------    --------------------    --------------------
                                                     Percent                 Percent                 Percent
                                                     of Loans                of Loans                of Loans
                                                     in Each                 in Each                 in Each
                                                     Category                Category                Category
                                                     to Total                to Total                to Total
                                          Amount       Loans      Amount      Loans       Amount       Loans
                                         --------    --------    --------    --------    --------    --------
                                                                   (Dollars in Thousands)

One- to four-family............          $   170       20.81%    $  222        27.87%    $  250        31.63%
Commercial and multi-family
real estate....................            2,536       42.73      1,604        36.04      1,183        31.01
Agricultural real estate.......              131        3.40        128         3.42        124         3.26
Construction...................              129        7.24         88         6.38        125         9.37
Consumer.......................              317        6.64        403         8.21        335         7.93
Agricultural operating.........              639        7.12        617         7.36        611         8.02
Commercial business............              663       12.06        618        10.72        592         8.78
Unallocated....................              108        ---         189          ---        370         ---
                                         -------      ------     ------       ------     ------       ------

   Total.......................          $ 4,693      100.00%    $3,869       100.00%    $3,590       100.00%
                                         =======      ======     ======       ======     ======       ======


                                                         September 30,
                                         -----------------------------------------
                                                1999                  1998
                                         --------------------   ------------------
                                                    Percent               Percent
                                                    of Loans              of Loans
                                                    in Each               in Each
                                                    Category              Category
                                                    to Total              to Total
                                          Amount      Loans       Amount   Loans
                                         --------   ---------   -------   --------
                                                   (Dollars in Thousands)
One- to four-family............          $   331      34.80%    $  257      30.50%
Commercial and multi-family
real estate....................              772      27.06        602      23.77
Agricultural real estate.......              114       3.11        132       3.75
Construction...................              123       8.95        165      11.73
Consumer.......................              308       7.39      2,277       9.33
Agricultural operating.........              806       9.24      1,024      13.24
Commercial business............              449       9.45        324       7.68
Unallocated....................              190        ---        128       ---
                                          ------     ------     ------     ------

   Total.......................           $3,093     100.00%    $2,909     100.00%
                                          ======     ======     ======     ======

Investment Activities

     General. The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies. The Company's investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Bank's Investment Committee.

     As of September 30, 2002, the Company's entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company's investment and mortgage-backed securities portfolios, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

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

                                                                                         September 30,
                                                                                ------------------------------
                                                                                  2002       2001       2000
                                                                                --------    -------    -------
                                                                                     (Dollars in Thousands)

Investment Securities:
   Trust preferred securities(1)..................................              $24,128     $24,680    $25,921
   Federal agency obligations.....................................                  ---       5,080     16,380
   Municipal bonds................................................                  764       1,023      1,215
   Equity investments.............................................                  660         420      1,070
   Freddie Mac preferred stock....................................                  191         249        213
   Fannie Mae common stock........................................                  156         160        143
                                                                                 ------      ------     ------
     Subtotal.....................................................               25,899      31,612     44,942

FHLB stock........................................................                6,843       6,399      8,328
                                                                                 ------      ------     ------

     Total investment securities and FHLB stock...................              $32,742     $38,011    $53,270
                                                                                =======     =======    =======

Other Interest-Earning Assets:
   Interest bearing deposits in other financial institutions and Federal
   Funds sold.....................................................              $ 6,051     $ 7,750    $ 5,938
                                                                                ========    =======    =======

--------------------------

(1) Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company's total equity. The name and the aggregate market value of securities of each individual issuer are as follows, as of September 30, 2002: PNC Capital Trust, $4.3 million; Key Corp Capital I, $4.6 million; Huntington Capital II, $4.2 million; Bank Boston Capital Trust IV, $4.5 million; BankAmerica Capital III, $4.5 million.

     The  composition  and  maturities  of the Company's  investment  securities
portfolio,   excluding  equity  securities,   FHLB  stock  and   mortgage-backed
securities, are indicated in the following table.

                                                                   September 30, 2002
                                          ----------------------------------------------------------------------
                                                        After 1     After 5
                                                         Year        Years
                                          1 Year or     Through     Through       After        Total Investment
                                            Less        5 Years     10 Years    10 Years          Securities
                                          ---------    --------    ---------    ---------    -------------------
                                          Carrying     Carrying    Carrying     Carrying     Amortized   Market
                                            Value        Value       Value        Value        Cost        Value
                                          ---------    --------    ---------    ---------    ---------  --------
                                                                   (Dollars in Thousands)

Trust preferred securities                 $ ---        $ ---        $ ---      $24,128      $26,731    $24,128
Municipal bonds.....................        144           620          ---        ---            725        764
                                          ---------    --------    ---------    ---------    --------   --------

Total investment securities.........       $ 144        $ 620        $ ---      $24,128      $27,456    $24,892
                                          =========    ========    =========    =========    ========   ========
Weighted average yield..............        6.64%        5.38%        0.00%        3.26%        3.24%      3.33%

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

     CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 2002, the Company held CMOs totaling $43.3 million, all of which were secured by underlying collateral issued under government-sponsored agency programs or residential real estate mortgage loans. Premiums associated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

     At  September  30,  2002,   $191.4   million  or  99.5%  of  the  Company's
mortgage-backed securities portfolio had fixed rates of interest and $971,000 or 0.5% of such portfolio had adjustable rates of interest.

     Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2002, $172.9 million or 89.9% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

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

     The following table sets forth the carrying value of the Company's mortgage-backed securities at the dates indicated.

                                                                                   September 30,
                                                                           -------------------------------
                                                                             2002        2001       2000
                                                                           --------    --------   --------
                                                                               (Dollars in Thousands)

Ginnie Mae...........................................................      $ 23,484    $ 39,490   $ 23,780
CMO..................................................................        43,259      68,845     71,164
Freddie Mae..........................................................        33,320       3,180      4,720
Fannie Mae...........................................................        92,075       1,952      2,469
Privately Issued Mortgage Pass-Through Certificates..................           210         295        405
                                                                           --------    --------   --------
     Total...........................................................      $192,348    $113,762   $102,538
                                                                           ========    ========   ========

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 2002. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                  Due in
                                            ---------------------------------------------   --------------
                                                         After 1     After 5                 September 30,
                                                          Year        Years                    2002
                                            1 Year or    Through     Through      After      Balance
                                              Less       5 Years     10 Years    10 Years    Outstanding
                                            ---------    -------    ---------    --------    ------------
                                                               (Dollars in Thousands)
Ginnie Mae.............................     $    ---     $  ---     $    ---     $23,484      $ 23,484
CMO....................................          ---        ---       10,857      32,402        43,259
Freddie Mac............................            1      1,115       32,006         198        33,320
Fannie Mae.............................          ---         16       72,403      19,656        92,075
Privately Issued Mortgage
   Pass-Through Certificates(1)........          ---        ---          ---         210           210
                                            ----------   --------   ----------   -------     ----------
       Total...........................     $      1     $1,131     $115,266     $75,950      $192,348
                                            ==========   ========   ==========   =======     ==========
Weighted average yield.................         10.26%      5.50%        4.79%     6.08%          5.30%
---------------------------

(1)  This security is rated Aaa by a nationally recognized rating agency.

     At September 30, 2002, the contractual maturity of 39.5% of all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

     Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook savings accounts, money market savings accounts, NOW and regular checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 months. The Company only solicits deposits from its primary market area and does not currently use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

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

     The following table sets forth the savings flows at the Company during the periods indicated.

                                                                             September 30,
                                                                -----------------------------------
                                                                  2002         2001          2000
                                                                ---------    ---------    ---------
                                                                        (Dollars in Thousands)

Opening balance.......................................          $ 338,782    $ 318,654    $ 304,780
Deposits..............................................            978,256      723,458      655,460
Withdrawals...........................................           (972,856)    (718,006)    (654,717)
Interest credited.....................................             11,598       14,676       13,131
                                                                ---------    ---------    ---------
   Ending balance.....................................          $ 355,780    $ 338,782    $ 318,654
                                                                =========    =========    =========
   Net increase (decrease)............................          $  16,998    $  20,128    $  13,874
                                                                =========    =========    =========
   Percent increase (decrease)........................               5.02%        6.32%        4.55%
                                                                =========    =========    =========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                                                       September 30,
                                         ---------------------------------------------------------------------
                                                 2002                    2001                     2000
                                                ------                   -----                   ------
                                                     Percent                 Percent                  Percent
                                          Amount     of Total     Amount     of Total      Amount     of Total
                                         --------    ---------   ---------   ---------    --------    --------
                                                               (Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand..................      $ 11,935        3.35%   $  7,733        2.28%    $  6,041      1.90%
Passbook Accounts..................        15,064        4.23      12,221        3.61       15,025      4.71
NOW Accounts.......................        20,088        5.65      19,511        5.76       16,472      5.17
Money Market Accounts..............        55,261       15.53      51,185       15.11       41,012     12.87
                                         --------    --------    --------    ---------    --------    --------
Total Non-Certificate..............       102,348       28.76      90,650       26.76       78,550     24.65
                                         --------    --------    --------    ---------    --------    --------
Certificates:

Variable...........................         2,169        0.61       1,011        0.30        1,077      0.34
0.00 - 1.99%.......................        10,252        2.88        ---          ---          ---       ---
2.00 - 3.99%.......................       134,446       37.79      19,598        5.78          100      0.03
4.00 - 5.99%.......................        61,541       17.30     106,841       31.54       97,054     30.46
6.00 - 7.99%.......................        45,024       12.66     120,682       35.62      141,873     44.52
                                         --------     --------    --------    ---------    --------    --------
Total Certificates.................       253,432       71.24     248,132       73.24      240,104     75.35
                                         --------     --------   --------    ---------    --------    --------
Total Deposits.....................      $355,780      100.00%   $338,782      100.00%    $318,654    100.00%
                                         ========     ========   ========    =========    ========    ========

                                       27

     The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 2002.

                                                       0.00 -      2.00-      4.00-      6.00-                 Percent
                                           Variable    1.99%       3.99%      5.99%      7.99%      Total      of Total
                                           --------   -------    --------   --------    -------    --------    --------
                                                                   (Dollars in Thousands)
Certificate accounts maturing
in quarter ending               :
---------------------------------
December 31, 2002...................         $ 446    $ 3,354    $ 32,658  $   9,586    $13,636    $ 59,680      23.6%
March 31, 2003......................           242      5,960      15,855      6,010      5,729      33,796      13.3
June 30, 2003.......................           208         58      22,205      5,983      4,964      33,418      13.2
September 30, 2003..................           246        853      24,980      6,478      4,542      37,099      14.7
December 31, 2003...................           562          3       8,270      2,009      2,386      13,230       5.2
March 31, 2004......................           232         24       3,316      3,416      1,261       8,249       3.3
June 30, 2004.......................           132        ---       7,413      1,742      1,165      10,452       4.1
September 30, 2004..................           ---        ---       4,619      2,621        611       7,851       3.1
December 31, 2004...................           ---        ---       4,865        665      1,805       7,335       2.9
March 31, 2005......................           ---        ---       5,366        766      1,331       7,463       2.9
June 30, 2005.......................           101        ---       2,845      1,349      2,579       6,874       2.7
September 30, 2005..................           ---        ---         874        707      1,061       2,642       1.0
   Thereafter.......................           ---        ---       1,180     20,209      3,954      25,343      10.0
                                           --------   -------    --------   --------    -------    --------    --------
   Total............................        $2,169    $10,252    $134,446   $ 61,541    $45,024    $253,432     100.0%
                                           ========   =======    ========   ========    =======    ========    ========
   Percent of total.................          0.86%      4.04%      53.05%     24.28%     17.77%     100.00%
                                           ========   =======    ========   ========    =======    ========

     The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 2002.

                                                                           Maturity
                                                      -------------------------------------------------------
                                                                  After     After
                                                      3 Months    3 to 6    6 to 12    After
                                                      or Less     Months    Months    12 Months     Total
                                                      --------   -------   --------   ---------   -----------
                                                                              (In Thousands)

Certificates of deposit less than $100,000.......     $40,657    $26,839   $60,115    $77,405     $ 205,016

Certificates of deposit of $100,000 or more......      19,023      6,957    10,402     12,034        48,416
                                                      --------   -------   --------   ---------   ---------
Total certificates of deposit....................     $59,680    $33,796   $70,517    $89,439     $ 253,432(1)
                                                      --------   -------   --------   ---------   ---------
.........................

(1) Includes deposits from governmental and other public entities totaling $19.4 million.

     Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

     The Company's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2002, the Company had $125.1 million of advances from the FHLB of Des Moines and the ability to borrow up to an approximate additional $73.1 million. At September 30, 2002, advances totaling $5.2 million had terms to maturity of one year or less. The remaining $119.9 million had maturities ranging up to 18 years.

     On July 16, 2001, the Company issued all of the 10,000 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75%, not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2006. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture Agreement. Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's common stock.

     From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 2002, the Company had $1.3 million of retail repurchase agreements outstanding.

     Historically, the Company has entered into reverse repurchase agreements through nationally recognized broker-dealer firms. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company's investment and mortgage-backed securities. The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have typically ranged from 7 days to a maximum of six months. At September 30, 2002, the Company had $68.9 million of reverse repurchase agreements outstanding.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements and Preferred Securities of Subsidiary Trust for the periods indicated.

                                                                                   September 30,
                                                                        --------------------------------
                                                                          2002        2001       2000
                                                                        --------    --------    --------
                                                                              (Dollars in Thousands)
Maximum Balance:
   FHLB advances..............................................          $125,090    $129,010    $157,658
   Retail and reverse repurchase agreements...................            70,176      20,239       4,920
   Preferred securities of subsidiary trust...................            10,000      10,000        ---

Average Balance:
   FHLB advances..............................................          $118,415    $126,208    $149,896
   Retail and reverse repurchase agreements...................            39,288       6,490       3,460
   Preferred securities of subsidiary trust...................            10,000       1,981        ---

                                       29

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                                                                   September 30,
                                                                       --------------------------------
                                                                         2002        2001        2000
                                                                       ---------   --------    --------
                                                                              (Dollars in Thousands)

FHLB advances..................................................        $125,090    $126,352    $139,738
Retail and reverse repurchase agreements.......................          70,176       1,993       4,255
Preferred securities of subsidiary trust.......................          10,000      10,000        ---
                                                                       ---------   --------    --------
     Total borrowings..........................................        $205,266    $138,345    $143,993
                                                                       =========   ========    ========
Weighted average interest rate of FHLB advances................            5.46%       5.76%       5.99%

Weighted average interest rate of retail and reverse
repurchase agreements..........................................            1.90%       4.57%       6.32%

Weighted average interest rate of preferred securities
of subsidiary trust............................................            5.61%       7.57%        ---%

Subsidiary Activities

     The only subsidiaries of the Company are First Federal, Security, First Services Trust Company and First Midwest Financial Capital Trust I. First Federal has one service subsidiary, First Services Financial Limited ("First Services"). At September 30, 2002, the net book value of First Federal's investment in First Services was approximately $118,000. Security does not have any subsidiaries. First Federal organized First Services, its sole service corporation, in 1983. First Services is located in Storm Lake, Iowa and offers mutual funds, equities, bonds, insurance products and annuities. First Services recognized a net loss of $33,000 during fiscal 2002.

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

     First Midwest currently has four wholly-owned subsidiaries, First Federal, a federally-chartered thrift institution, Security, an Iowa-chartered commercial bank, First Midwest Financial Capital Trust I, a statutory business trust organized under the Delaware Business Trust Act and First Services Trust Company, a South Dakota corporation that provides trust services. First Federal is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits up to applicable limits. First Federal is a member of the FHLB System and is subject to certain limited regulation by the FRB. Such regulation and supervision governs the activities in which an institution can engage and the manner in which such activities are conducted, and is intended primarily for the protection of the insurance fund and depositors. Security is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the "ISB") and the FRB, which are its state and primary federal regulators, respectively. It is also subject to regulation by the FDIC, which insures its deposits up to applicable limits. As with First Federal, such regulation and supervision governs the activities in which Security can engage and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

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

     Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in the nature of such regulation and oversight, whether by the OTS, the FDIC, the FRB or legislatively by Congress, could have a material impact on First Midwest, First Federal or Security and their respective operations.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Financial Institutions. The OTS has extensive supervisory and regulatory authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of December 28, 2001. Security is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of April 15, 2002.

     Each federal and state banking regulator has extensive enforcement authority over its regulated institutions. This enforcement authority includes, among other things, the power to compel higher reserves, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports. Except under certain circumstances, public disclosure of final enforcement actions by the regulator is required.

     In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Security is subject to such restrictions under state law as administered by the ISB. Federal savings associations are generally authorized to branch nationwide, whereas Iowa chartered banks, such as Security, are limited to establishing branches in the counties contiguous to or cornering upon the county where their home office is located.

     Both First Federal's and Security's general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Security is subject to similar restrictions. At September 30, 2002, First Federal's and Security's lending limit under these restrictions was $7.2 million and $978,000, respectively. First Federal and Security are in compliance with their lending limits.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% per $100 of assessable deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 2002, each of First
Federal and Security met the capital requirements of a "well capitalized" institution and were not subject to any assessment. See Note 13 of Notes to Consolidated Financial Statements in the Annual Report.

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

     Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related loans and investments. At September 30, 2002, First Federal met the test and has always met the test since its effectiveness.

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

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS and the FRB, in connection with the examination of First Federal and Security, respectively, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of such an application. First Federal was examined for CRA compliance in January 2002 and Security was examined in June 1999 and both received a rating of "satisfactory."

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

     The federal banking agencies are also generally authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state. Interstate acquisitions of branches or the establishment of a new branch is permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above. Iowa permits interstate branching only by merger.
                                       34

     Holding Company Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

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

     Holding Company Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for commercial banks and federal thrift institutions such as First Federal and Security. First Midwest is in compliance with these requirements.

     Federal Home Loan Bank System. First Federal and Security are both members of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances must be used for residential home financing.

     As members of the FHLB System, First Federal and Security are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2002, the Banks had in the aggregate $6.8 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 2002, dividends paid by the FHLB of Des Moines to First Federal and Security totaled $228,000. Over the past five calendar years such dividends have averaged 6.27% and were 3.00% for the first three quarters of the calendar year 2002.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital. Recent legislative changes will require the FHLB to change the characteristics and amount of FHLB stock held by its members. It is also anticipated that these changes will restrict the ability of FHLB members to redeem their shares of FHLB stock.

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

     To the extent earnings appropriated to a savings bank's bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2002, First Federal's Excess for tax purposes totaled approximately $6.7 million.

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

     South Dakota Taxation. First Federal and First Services Trust Company file South Dakota franchise tax returns due to their operations in Sioux Falls and Brookings. The South Dakota franchise tax is imposed on depository institutions and trust companies. First Midwest, Security and First Federal's subsidiaries are therefore not subject to the South Dakota franchise tax.

     South Dakota imposes a franchise tax on the taxable income of depository institutions and trust companies at the rate of 6%. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the South Dakota franchise tax, no deduction is allowed for state income and franchise taxes, bad debt deductions are determined on the basis of actual charge-offs, income from municipal obligations exempt from federal taxes are included in the franchise taxable income, and there is a deduction allowed for federal income taxes accrued for the fiscal year. The taxable income for South Dakota franchise tax purposes is apportioned to South Dakota through the use of a three-factor formula consisting of tangible real and personal property, payroll and gross receipts.

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

     The Company serves Adair, Buena Vista, Calhoun, Guthrie, Ida, Pocahontas, Polk and Sac counties in Iowa and Brookings, Lincoln and Minnehaha counties in South Dakota. There are thirty-six commercial banks, one savings bank, other than First Federal, and one credit union which compete for deposits and loans in First Federal's primary market area in northwest Iowa and eight commercial banks, one savings bank, other than First Federal, and one credit union which compete for deposits and loans in First Federal's market area in Brookings, South Dakota. In addition, there are thirteen commercial banks in Security's primary market area in west central Iowa. First Federal competes for deposits and loans with numerous financial institutions located throughout the metropolitan market areas of Des Moines, Iowa and Sioux Falls, South Dakota.

Employees

     At September 30, 2002, the Company and its subsidiaries had a total of 167 employees, including 14 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

     Donald J. Winchell - Mr. Winchell, age 50, serves as Senior Vice President, Treasurer and Chief Financial Officer of First Midwest and First Federal, and is responsible for the formulation and implementation of policies and objectives for First Federal's finance and accounting functions. His duties include financial planning, interest rate risk management, accounting, investments, financial policy development and compliance, budgeting and asset/liability management. Mr. Winchell also serves as Secretary of Security State Bank, Director and Secretary/Treasurer of First Services Trust Company, and Treasurer of First Services Financial Limited and Brookings Service Corporation. Mr. Winchell joined First Federal in 1989 as Vice President and Chief Financial Officer, was appointed Treasurer in 1990, and Senior Vice President in 1992. Prior to joining First Federal, Mr. Winchell served as Senior Vice President and Chief Financial Officer of Midwest Federal Savings and Loan Association of Nebraska City, Nebraska since 1981. Mr. Winchell received a Bachelor of Science degree and a Bachelor of Business Administration degree from Washburn University, Topeka, Kansas. Mr. Winchell is a certified public accountant.

Item 2. Properties

     The Company conducts its business at its main office and branch office in Storm Lake, Iowa, and five other locations in its primary market area in Northwest Iowa. The Company also operates one office in Brookings, South Dakota, through the Company's Brookings Federal Bank division of the Bank; four offices in Des Moines, Iowa, through the Company's Iowa Savings Bank division of the Bank; one office in Sioux Falls, South Dakota, through the Company's Sioux Falls division of the Bank; and three offices in West Central Iowa through the Company's Security State Bank subsidiary.

     The Company owns all of its offices, except for the branch offices located at Storm Lake Plaza, Storm Lake, Iowa and West Des Moines, Iowa as to which the land is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2002 was $11.1 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

     The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Banks.

     The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 2002 was approximately $810,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
       ----------------------------------------------------------------------
     Page 52 of the attached 2002 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Selected Financial Data
        ------------------------
     Page 10 of the attached 2002 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------
     Pages 11 through 21 of the attached 2002 Annual Report to Shareholders are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------
     Pages 17 through 18 of the attached 2002 Annual Report to Shareholders are herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------
     Pages 22 through 49 of the attached 2002 Annual Report to Shareholders are herein incorporated by reference.

Item 9.  Changes  In  and  Disagreements  With  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         ---------------------
         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------
Directors

     Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2003 filed on December 18, 2002.

Executive Officers
------------------
     Information concerning the executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2003, filed on December 18, 2002 and from the information set forth under the caption "Executive Officers of the Company Who Are Not Directors" contained in Part I of this Form 10-K.

Compliance with Section 16(a)
----------------------------

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2002, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation
          ---------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2003, filed on December 18, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     Information concerning securities authorized for issuance under equity compensation plans and information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2003, filed on December 18, 2002.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2003, filed on December 18, 2002.

                                     PART IV

Item 14. Controls and Procedures
         -----------------------

     With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this annual report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

     (a)  The following is a list of documents filed as part of this report:

          (1)  Financial Statements:

               The following financial statements are incorporated by reference under Part II, Item 8 of this Form 10-K:

                    1.   Report of Independent Auditors.

                    2. Consolidated Balance Sheets as of September 30, 2002 and 2001.

                    3. Consolidated Statements of Income for the Years Ended September 30, 2002, 2001 and 2000.

                    4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2002, 2001 and 2000.

                    5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000.

                    6.   Notes to Consolidated Financial Statements.

          (2)  Financial Statement Schedules:

                         All financial  statement schedules have been omitted as
                    the   information   is  not   required   under  the  related
                    instructions or is inapplicable.

          (3)  Exhibits:

                         See Index of Exhibits.

     (b)  Reports on Form 8-K:

          During the three month period ended September 30, 2002, the Registrant filed a current report on Form 8-K dated July 31, 2002 to report the issuance of a press release announcing the completion of a stock repurchase program and a current report on Form 8-K dated August 26, 2002 to report the issuance of a press release announcing the declaration of a regular cash dividend to shareholders and the authorization for the purchase of shares by the Trustee of the Company's Employee Stock Ownership Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST MIDWEST FINANCIAL, INC.

Date:    December 27, 2002.                 By: /s/ James S. Haahr
                                                -----------------------------
                                                James S. Haahr
                                               (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/  James S. Haahr                                Date:    December 27, 2002
   -----------------------------------------
        James S. Haahr, Chairman of the Board
        President and Chief Executive Officer
        (Principal Executive Officer)

By: /s/ E. Wayne Cooley                               Date:    December 27, 2002
   -----------------------------------------
        E. Wayne Cooley, Director

By: /s/ E. Thurman Gaskill                            Date:    December 27, 2002
    ----------------------------------------
        E. Thurman Gaskill, Director

By: /s/ Rodney G. Muilenburg                          Date:    December 27, 2002
    ----------------------------------------
        Rodney G. Muilenburg, Director

By:/s/  Jeanne Partlow                                Date:    December 27, 2002
   -----------------------------------------
        Jeanne Partlow, Director

By: /s/ G. Mark Mickelson                             Date:    December 27, 2002
    ----------------------------------------
        G. Mark Mickelson, Director

By: /s/ J. Tyler Haahr                                Date:    December 27, 2002
    ----------------------------------------
        J. Tyler Haahr, Director, Senior Vice
        President, Secretary and Chief Operating
        Officer

By: /s/ Donald J. Winchell                            Date:    December 27, 2002
    ----------------------------------------
        Donald J. Winchell, Senior Vice
        President, Chief Financial Officer and
        Treasurer (Principal Financial and
        Accounting Officer)

                                 CERTIFICATIONS

I, James S. Haahr, certify that:

1. I have reviewed this annual report on Form 10-K of First Midwest Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 27, 2002.
                                            /s/ James S. Haahr
                                            ------------------------------------
                                            Chief Executive Officer

I, Donald J. Winchell, certify that:

1. I have reviewed this annual report on Form 10-K of First Midwest Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 27, 2002.
                                            /s/ Donald J. Winchell
                                            ------------------------------------
                                            Chief Financial Officer

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

3(ii)Registrant's Bylaws, as amended and restated, filed as Exhibit 3(ii) to Registrant's Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0-22140), is incorporated herein by reference.

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

13   Annual Report to Shareholders.

21   Subsidiaries of the Registrant.

23   Consent of McGladrey & Pullen, LLP.

99.1 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002