Form 10-Q
period 2003-02-13
FIRST MIDWEST FINANCIAL INC
filed 2003-02-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140


                          FIRST MIDWEST FINANCIAL, INC.
              ----------------------------------------------------
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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:                                Outstanding at February 14, 2003:
Common Stock, $.01 par value                       2,479,332 Common Shares

Transitional Small Business Disclosure Format: Yes; No  X
                                              ----    -----




                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                 Page No.
                                                                                 --------

Part I.   Financial Information
-------------------------------

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at December 31, 2002 and September 30, 2002                     3

                  Consolidated Statements of Income for the
                    Three Months Ended December 31, 2002 and 2001                   4

                  Consolidated Statements of Comprehensive Income (Loss)
                    for the Three Months Ended December 31, 2002 and 2001           5

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Three Months Ended December 31, 2002             6

                  Consolidated Statements of Cash Flows for the
                    Three Months Ended December 31, 2002 and 2001                   7

                  Notes to Consolidated Financial Statements                        8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            10

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk        17

      Item 4.     Disclosure Controls and Procedures                               19

Part II.  Other Information
---------------------------

      Item 6.     Exhibits and Reports on Form 8-K                                 20

      Signatures                                                                   21

      Certifications                                                               22


Part I.   Financial Information
Item 1.  Financial Statements


                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                       December 31, 2002        September 30, 2002
                                                                     -------------------       -------------------
Assets
Cash and due from banks                                              $          1,645,913                 1,325,139
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                                 15,914,203                 6,051,295
                                                                     ---------------------     ---------------------
      Total cash and cash equivalents                                          17,560,116                 7,376,434
Securities available for sale, amortized cost
   of $273,605,738 at December 31, 2002 and
   $217,460,796 at September 30, 2002                                         273,782,060               218,247,310
Loans receivable - net of allowance for loan losses
  of $4,835,353 at December 31, 2002 and $4,692,988
  at September 30, 2002                                                       341,664,894               343,192,370
Foreclosed real estate, net                                                     1,442,239                 1,327,802
Accrued interest receivable                                                     4,160,021                 4,320,514
Federal Home Loan Bank stock, at cost                                           7,032,100                 6,842,600
Premises and equipment, net                                                    11,354,708                11,054,243
Other assets                                                                   15,852,508                15,287,187
                                                                     ---------------------     ---------------------

         Total Assets                                                $        672,848,646               607,648,460
                                                                     =====================     =====================

Liabilities and Shareholders' Equity
                    Liabilities
Deposits                                                             $        382,642,428               355,779,753
Advances from Federal Home Loan Bank                                          122,194,521               125,089,999
Securities sold under agreements to repurchase                                110,488,119                70,176,228
Company Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely
  Subordinated Debentures                                                      10,000,000                10,000,000
Advances from borrowers for taxes and insurance                                   358,079                   355,884
Accrued interest payable                                                          477,555                   671,033
Other liabilities                                                               2,036,828                   987,797
                                                                     ---------------------     ---------------------

         Total Liabilities                                                    628,197,530               563,060,694
                                                                     ---------------------     ---------------------

                Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                                 -                        -
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,468,804 shares outstanding
   at December 31, 2002 and September 30, 2002                                     29,580                    29,580
Additional paid-in capital                                                     20,595,189                20,593,768
Retained earnings - substantially restricted                                   32,463,959                31,940,648
Accumulated other comprehensive income                                            111,692                   494,834
Unearned Employee Stock Ownership Plan shares                                    (124,382)                  (46,142)
Treasury stock, 489,195 common shares, at cost,
   at December 31, 2002 and September 30, 2002                                 (8,424,922)               (8,424,922)
                                                                     ---------------------     ---------------------

         Total Shareholders' Equity                                            44,651,116                44,587,766
                                                                     ---------------------     ---------------------

         Total Liabilities and Shareholders' Equity                  $        672,848,646               607,648,460
                                                                     =====================     =====================



The accompanying notes are an integral part of these consolidated financial statements.




                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                           Three Months Ended
                                                                               December 31,
                                                                          2002             2001
                                                                       -----------      -----------
Interest and Dividend Income:
      Loans receivable, including fees                               $  6,579,485     $  6,794,813
      Securities available for sale                                     2,604,997        2,334,250
      Dividends on Federal Home Loan Bank stock                            54,116           70,222
                                                                     -------------    -------------

            Total interest and dividend income                          9,238,598        9,199,285

Interest Expense:
      Deposits                                                          2,800,867        3,804,005
      FHLB advances and other borrowings                                2,226,316        2,124,030
                                                                     -------------    -------------

            Total interest expense                                      5,027,183        5,928,035
                                                                     -------------    -------------

Net interest income                                                     4,211,415        3,271,250

Provision for loan losses                                                 175,000          299,000
                                                                     -------------    -------------

Net interest income after provision for loan losses                     4,036,415        2,972,250

Noninterest income:
      Deposit service charges and other fees                              312,464          296,152
      Gain (loss) on sales of securities available for sale, net          189,860            6,879
      Gain (loss) on sales of foreclosed real estate, net                  (2,550)          (1,704)
      Brokerage commissions                                                18,065           75,655
      Other income                                                        209,650          192,696
                                                                     -------------    -------------

            Total noninterest income                                      727,489          569,678

Noninterest expense:
      Employee compensation and benefits                                2,096,451        1,851,407
      Occupancy and equipment expense                                     496,809          454,466
      Federal deposit insurance premium                                    15,374           15,781
      Data processing expense                                             141,053          139,745
      Prepayment penalty on FHLB advances                                 226,276                -
      Other expense                                                       539,233          474,846
                                                                     -------------    -------------

            Total noninterest expense                                   3,515,196        2,936,245
                                                                     -------------    -------------

Income before income taxes                                              1,248,708          605,683

Income tax expense                                                        404,452          168,898
                                                                     -------------    -------------

Net income                                                           $    844,256     $    436,785
                                                                     =============    =============

Earnings per common share:
      Basic                                                          $       0.34     $       0.18
                                                                     -------------    -------------
      Diluted                                                        $       0.34     $       0.18
                                                                     -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.




                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                                     Three Months Ended
                                                                         December 31,
                                                                     2002            2001
                                                                 -----------     -----------

Net income                                                     $    844,256    $    436,785

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                            (610,192)     (1,047,938)
        Deferred income tax expense (benefit)                      (227,050)       (387,700)
                                                               -------------   -------------

        Total other comprehensive income (loss)                    (383,142)       (660,238)
                                                               -------------   -------------

Total comprehensive income (loss)                              $    461,114    $   (223,453)
                                                               =============   =============







The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Three Months Ended December 31, 2002


                                                                                      Accumulated
                                                                                         Other
                                                            Additional               Comprehensive
                                               Common        Paid-In      Retained   Income (Loss),
                                                Stock        Capital      Earnings     Net of Tax
                                              ----------    ----------    ----------  ------------

Balance at September 30, 2002                $   29,580    $20,593,768   $31,940,648  $   494,834

Cash dividends declared on common
  stock ($0.13 per share)                             -             -      (320,945)            -

Purchase of 11,100 common shares
  for ESOP                                            -             -             -             -

6,600 common shares committed to be
  released under the ESOP                             -         1,421             -             -

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(227,050)                -             -             -      (383,142)

Net income for the three months ended
  December 31, 2002                                   -             -       844,256             -
                                             -----------   -----------   -----------  ------------

Balance at December 31, 2002                 $   29,580    $20,595,189   $32,463,959  $   111,692
                                             ===========   ===========   ===========  ============


                                              Unearned
                                              Employee
                                               Stock                          Total
                                             Ownership      Treasury      Shareholders'
                                             Plan Shares     Stock            Equity
                                            ------------- ------------   --------------

Balance at September 30, 2002               $   (46,142)  $ (8,424,922)  $44,587,766

Cash dividends declared on common
  stock ($0.13 per share)                             -             -       (320,945)

Purchase of 11,100 common shares
  for ESOP                                     (176,350)            -       (176,350)

6,600 common shares committed to be
  released under the ESOP                        98,110             -         99,531

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(227,050)                -             -       (383,142)

Net income for the three months ended
  December 31, 2002                                   -             -        844,256
                                            ------------  ------------   -----------

Balance at December 31, 2002                $  (124,382)  $ (8,424,922)  $44,651,116
                                            ============  ============   ===========





The accompanying notes are an integral part of these consolidated financial statements.





                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Three Months Ended December 31,
                                                                                        2002                2001
                                                                                    --------------      --------------
Cash flows from operating activities:

    Net income                                                                    $       844,256     $       436,785
    Adjustments to reconcile net income to net cash from operating activities:
       Depreciation, amoritization and accretion, net                                     851,997             441,097
       Provision for loan losses                                                          175,000             299,000
       (Gain) loss on sales of foreclosed real estate, net                                  2,550               1,704
       (Gain) loss on sales of securities available for sale                             (189,860)             (6,879)
       Loss on early extinguishment of FHLB advances                                      226,276                   -
       Proceeds from sales of loans held for sale                                      12,433,704           8,982,122
       Originations of loans held for sale                                            (12,433,704)         (8,982,122)
       Net change in accrued interest receivable                                          160,493             444,509
       Net change in other assets                                                        (338,267)            161,160
       Net change in accrued interest payable                                            (193,478)           (205,174)
       Net change in accrued expenses and other liabilities                             1,049,031             166,087
                                                                                  ----------------    ----------------
             Net cash from operating activities                                         2,587,998           1,738,289

Cash flows from investing activities:
    Purchase of securities available for sale                                         (98,996,573)        (27,091,067)
    Proceeds from sales of securities available for sale                                2,102,500                   -
    Proceeds from maturities and principal repayments of
      securities available for sale                                                    40,197,035          10,532,068
    Net change in loans receivable                                                      4,576,781          (6,696,745)
    Loans purchased                                                                    (3,336,184)         (6,566,454)
    Proceeds from sales of foreclosed real estate                                          15,050              53,146
    Purchase of FHLB stock                                                               (189,500)           (538,700)
    Purchase of premises and equipment, net                                              (507,487)           (296,450)
                                                                                  ----------------    ----------------
             Net cash used in investing activities                                    (56,138,378)        (30,604,202)

Cash flows from financing activities:
    Net change in noninterest-bearing demand, savings, NOW, and
      money market demand deposits                                                     29,692,406           6,770,290
    Net change in other time deposits                                                  (2,829,731)         (2,594,999)
    Proceeds from advances from Federal Home Loan Bank                                          -          84,650,000
    Repayments of advances from Federal Home Loan Bank                                 (3,121,754)        (86,934,704)
    Net change in securities sold under agreements to repurchase                       40,311,891          26,400,000
    Net change in advances from borrowers for taxes and insurance                           2,195            (125,151)
    Cash dividends paid                                                                  (320,945)           (319,788)
    Proceeds from the exercise of stock options                                                 -              27,719
    Purchase of treasury stock                                                                  -            (161,326)
                                                                                  ----------------    ----------------
             Net cash from financing activities                                        63,734,062          27,712,041
                                                                                  ----------------    ----------------

Net change in cash and cash equivalents                                                10,183,682          (1,153,872)

Cash and cash equivalents at beginning of period                                        7,376,434           8,766,305
                                                                                  ----------------    ----------------

Cash and cash equivalents at end of period                                        $    17,560,116     $     7,612,433
                                                                                  ================    ================

Supplemental disclosure of cash flow information
    Cash paid during the period for:
       Interest                                                                   $     5,220,661     $     6,133,209
       Income taxes                                                                         7,895               9,200

Supplemental schedule of non-cash investing and financing activities:
    Loans transferred to foreclosed real estate                                   $       132,037     $        94,459




The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal"), Security State Bank ("Security"), First Services Trust Company, First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2002.

2.   EARNINGS PER SHARE

     Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

     A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months ended December 31, 2002 and 2001 is presented below.


                                                                  Three Months Ended
                                                                      December 31,
                                                                      ------------
                                                                 2002             2001
                                                                 ----             ----
         Basic Earnings Per Common Share:
          Numerator:
            Net Income                                        $ 844,256        $ 436,785
                                                              =========        =========
          Denominator:
            Weighted average common
                shares outstanding                            2,468,804        2,466,639
            Less: Weighted average
                unallocated ESOP shares                          (4,087)         (13,750)
                                                              ---------        ---------
            Weighted average common shares
                outstanding for basic earnings
                per share                                     2,464,717        2,452,889
                                                              =========        =========

            Basic earnings per common share                      $ 0.34           $ 0.18
                                                              =========        =========




                                                                  Three Months Ended
                                                                     December 31,
                                                                     ------------
                                                                 2002             2001
                                                                 ----             ----
         Diluted Earnings Per Common Share:
           Numerator:
            Net Income                                        $ 844,256        $ 436,785
                                                              =========        =========
           Denominator:
            Weighted average common
                shares outstanding for basic
                earnings per common share                     2,464,717        2,452,889
            Add: Dilutive effects of assumed
                exercise of stock options, net
                of tax benefits                                  26,889           39,331
                                                            -----------      -----------
            Weighted average common and
                dilutive potential common
                shares outstanding                            2,491,606        2,492,220
                                                              =========        =========

                Diluted earnings per common share                $ 0.34           $ 0.18
                                                                 ======           ======

3.   COMMITMENTS

     At December 31, 2002 and September 30, 2002, the Company had outstanding commitments to originate and purchase loans totaling $34.0 million and $35.6 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

4.   INTANGIBLE ASSETS

     As of December 31, 2002 and September 30, 2002 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month periods ended December 31, 2002 and 2001.

5.   CURRENT ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board has issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company's financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the financial statements for December 31, 2002.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2002, compared to September 30, 2002, and the consolidated results of operations for the three months ended December 31, 2002, compared to the same period in 2001. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2002.

FINANCIAL CONDITION

Total assets increased by $65.2 million, or 10.7%, to $672.8 million at December 31, 2002, from $607.6 million at September 30, 2002.

The portfolio of securities available for sale increased $55.6 million, or 25.5%, to $273.8 million at December 31, 2002, from $218.2 million at September 30, 2002. The increase reflects the purchase of mortgage-backed securities, primarily with balloon maturities, which have relatively short expected average lives and limited maturity extension.

The portfolio of net loans receivable decreased by $1.5 million, or 0.4%, to $341.7 million at December 31, 2002, from $343.2 million at September 30, 2002. The decrease reflects a reduction in conventional one to four family residential mortgage loans as existing originated and purchased loans were repaid in amounts greater than new originations retained in portfolio during the period. The decrease was partially offset by the increased origination of commercial and multi-family real estate loans on existing and newly constructed properties and by the increased origination of commercial business loans.

Deposit balances increased by $26.8 million, or 7.5%, to $382.6 million at December 31, 2002, from $355.8 million at September 30, 2002. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, and savings accounts in the amounts of $14.5 million, $14.1 million, and $1.0 million, respectively. These increases were partially offset by a $2.8 million decrease in certificates of deposit.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $2.9 million, or 2.3%, to $122.2 million at December 31, 2002 from $125.1 million at September 30, 2002. The balance in securities sold under agreements to repurchase increased by $40.3 million, or 57.4%, to $110.5 million at December 31, 2002 from $70.2 million at September 30, 2002. The increase in securities sold under agreements to repurchase reflects the use of this alternative borrowing source at a comparatively lower cost and was used to fund balance sheet growth during the period.

Total shareholders' equity increased $63,000, or 0.1%, to $44.7 million at December 31, 2002 from $44.6 million at September 30, 2002. The increase in shareholders' equity reflects earnings during the period, which were partially offset by the payment of a cash dividend to shareholders and a decrease in unrealized gain on securities available for sale in accordance with SFAS 115.

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

At December 31, 2002, the Company had loans delinquent 30 days and over totaling $3.2 million, or 0.9% of total loans compared to $6.7 million, or 1.9% of total loans at September 30, 2002.

At December 31, 2002, commercial and multi-family real estate loans delinquent 30 days and over totaled $417,000, or 0.1% of the total loan portfolio as compared to $3.9 million, or 1.1% of total loans at September 30, 2002. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At December 31, 2002, agricultural operating loans delinquent 30 days and over totaled $1.5 million, or 0.4% of the total loan portfolio as compared to $1.5 million, or 0.4% of total loans at September 30, 2002. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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




                                               December 31, 2002             September 30, 2002
                                               -----------------             ------------------
                                                              (Dollars in Thousands)
Non-accruing loans:
     One-to four family                             $     304                   $      51
     Commercial and multi-family                          417                         417
     Agricultural real estate                               -                          41
     Consumer                                              55                           -
     Agricultural operating                               369                         394
     Commercial business                                  301                         408
                                                    ---------                   ---------
       Total non-accruing loans                         1,446                       1,311

Accruing loans delinquent 90 days or more                 804                         819
                                                    ---------                   ---------
       Total non-performing loans                       2,250                       2,130
                                                    ---------                   ---------

Restructured loans:
     Consumer                                               9                           -
     Agricultural operating                               156                           9
     Commercial business                                    -                          71
                                                    ---------                   ---------
       Total  restructured loans                          165                          80
                                                    ---------                   ---------

Foreclosed assets:
     One-to four family                                    50                           -
     Commercial real estate                             1,185                       1,310
     Consumer                                               7                          18
     Agricultural operating                                 7                           -
     Commercial business                                  193                           -
                                                    ---------                   ---------
     Total foreclosed assets                            1,442                      1,328
     Less: Allowance for losses                             -                          -
                                                    ---------                   ---------
       Total foreclosed assets, net                     1,442                       1,328
                                                    ---------                   ---------

Total non-performing assets                         $   3,857                   $   3,538
                                                    =========                   =========

Total as a percentage of total assets                    0.57%                       0.58%
                                                    =========                   =========


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

On the basis of management's review of its loans and other assets, at December 31, 2002, the Company had classified a total of $13.1 million of its assets as substandard, $72,000 as doubtful and none as loss as compared to classifications at September 30, 2002 of $13.5 million substandard, $114,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area are stable due to generally higher commodity prices. Price levels for grain crops and livestock have improved in recent months and are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on normal expectations for commodity prices and yields, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At December 31, 2002, the Company has established an allowance for loan losses totaling $4.8 million. The allowance represents approximately 215% of the total non-performing loans at December 31, 2002 as compared to approximately 220% of the total non-performing loans at September 30, 2002.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three-month periods ended December 31, 2002 and December 31, 2001:

                                                                    2002                2001
                                                                    ----                ----
                                                                         (In Thousands)
                Balance, September 30,                            $ 4,693             $ 3,869
                  Charge-offs                                         (48)                (39)
                  Recoveries                                           15                  16
                  Additions charged to operations                     175                 299
                                                                  -------             -------
                Balance, December 31,                             $ 4,835             $ 4,145
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

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.

Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both December 31, 2002 and September 30, 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

General. For the three months ended December 31, 2002, the Company recorded net income of $844,000 compared to net income of $437,000 for the same period in 2001. The increase in net income reflects increases in net interest income and noninterest income, and a decrease in provision for loan losses, which were partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased by $940,000, or 28.7%, to $4,211,000 for the three months ended December 31, 2002 from $3,271,000 for the same period in 2001. The increase in net interest income reflects a $96.0 million increase in the average balance of interest-earning assets and an increase in the net yield on average earning assets between the comparable periods. The net yield on average earning assets increased to 2.76% for the quarter ended December 31, 2002 from 2.54% for the same period in 2001.

Provision for Loan Losses. For the three-month period ended December 31, 2002, the provision for loan losses was $175,000 compared to $299,000 for the same period in 2001. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio.

Noninterest Income. Noninterest income increased $157,000, or 27.5%, to $727,000 for the three months ended December 31, 2002 from $570,000 for the same period in 2001. The increase in noninterest income primarily reflects an increase in gain on sales of securities available for sale between the comparable periods, which was partially offset by a decrease in commissions received through the Company's brokerage subsidiary.

Noninterest Expense. Noninterest expense increased $579,000, or 19.7%, to $3,515,000 for the three months ended December 31, 2002, from $2,936,000 for the same period in 2001. The increase in noninterest expense primarily reflects the costs associated with opening new offices during the period. In November 2001, the Company opened its third Des Moines, Iowa, location and in November 2002, the Company opened its newly constructed facility in Urbandale, Iowa, which serves as the Company's Des Moines area main office. Noninterest expense was increased by $226,000 during the three months ended December 31, 2002 due to a prepayment penalty associated with the early extinguishment of FHLB advances, which were repaid in conjunction with the sale of securities available for sale. Noninterest expense also increased as a result of the Company's on-going effort to maintain and enhance its technology systems for the efficient delivery of products and customer service. This includes internet banking, which became available to customers in January 2002.

Income Tax Expense. Income tax expense increased $235,000, or 139.1%, to $404,000 for the three months ended December 31, 2002, from $169,000 for the same period in 2001. The increase reflects the increase in the level of taxable income between the comparable periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2002, the Company had commitments to originate and purchase loans totaling $34.0 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at December 31, 2002 which, at that date, exceeded the capital adequacy requirements:




                                                                                                        Minimum
                                                                                                   Requirement To Be
                                                                                 Minimum            Well Capitalized
                                                                             Requirement For         Under Prompt
                                                                            Capital Adequacy       Corrective Action
                                                         Actual                 Purposes              Provisions
                                                         ------                 --------              ----------
At December 31, 2002                                Amount    Ratio        Amount       Ratio       Amount     Ratio
--------------------                                ------    ------       ------       -----       ------     -----
(Dollars in Thousands)
 Total Capital (to risk weighted assets):
        First Federal                              $48,744      12.6%     $31,033        8.0%       $38,791    10.0%
        Security                                     4,501      14.7        2,446        8.0          3,057    10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                               44,167      11.4       15,516        4.0         23,275     6.0
        Security                                     4,176      13.7        1,223        4.0          1,834     6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                               44,167      7.2        24,436        4.0         30,545     5.0
        Security                                     4,176      7.6         2,212        4.0          2,765     5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                               44,167      7.6        23,201        4.0         29,001     5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2002, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

     Presented below, as of December 31, 2002 and September 30, 2002, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at December 31, 2002 and September 30, 2002 was more sensitive to declining interest rates than to increasing interest rates. This reflects management's effort to manage the Company's interest rate sensitivity in light of the significant decline in interest rates during the periods. With interest rates at historically low levels, management believes there is less risk from interest rates declining substantially from current levels than from the potential increase in interest rates. The Company's sensitivity to declining interest rates exceeded the established limits at December 31, 2002 and September 30, 2002; however, the Board considers this to be acceptable given the interest rate environment.


     Change in Interest Rates         Board Limit           At December 31, 2002          At September 30, 2002
                                                            --------------------       -------------------------
     (Basis Points)                   % Change         $ Change        % Change        $ Change        % Change
     --------------                   --------         --------        --------        --------        ---------
                                                                       (Dollars in Thousands)
                 +200 bp                  (40)%          $ (509)            (1)%        $ 1,543             4%
                 +100 bp                  (25)              637              2            1,898             5
                  0 bp                      -                 -              -                -             -
                 -100 bp                  (10)           (2,224)            (6)          (4,362)          (12)
                 -200 bp                  (15)           (6,307)           (18)          (8,873)          (25)

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

Part I.  Financial Information
Item 4.  Disclosure Controls and Procedures

Disclosure Controls and Procedures

With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

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


                                 FIRST MIDWEST FINANCIAL, INC.



Date:     February 14, 2003      By:  /s/ James S. Haahr
        --------------------          ------------------------------------------
                                      James S. Haahr, Chairman of the Board,
                                      President and Chief Executive Officer



Date:     February 14, 2003      By:  /s/ Donald J. Winchell
        --------------------          ------------------------------------------
                                      Donald J. Winchell, Senior Vice President,
                                      Treasurer and Chief Financial Officer

                                  CERTIFICATION

I, James S. Haahr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Midwest Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003
                                                         /s/ James S. Haahr
                                                         -----------------------
                                                         Chief Executive Officer

                                  CERTIFICATION

I, Donald J. Winchell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Midwest Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003
                                                         /s/ Donald J. Winchell
                                                         -----------------------
                                                         Chief Financial Officer