Form 10-Q
period 2003-05-15
FIRST MIDWEST FINANCIAL INC
filed 2003-05-15
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

             |_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140

                          FIRST MIDWEST FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                  42-1406262
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

                      Fifth at Erie, Storm Lake, Iowa 50588
                    (Address of principal executive offices)

                                 (712) 732-4117
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class:                                  Outstanding at May 12, 2003:
Common Stock, $.01 par value                  2,493,949 Common Shares

Transitional Small Business Disclosure Format: Yes |_|; No |X|

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information

      Item 1. Financial Statements (unaudited):

             Consolidated Balance Sheets
               at March 31, 2003 and September 30, 2002                      3

             Consolidated Statements of Income for the Three Months
              and Six Months Ended March 31, 2003 and 2002                   4

             Consolidated Statements of Comprehensive Income (Loss)
               for the Three Months and Six Months Ended
               March 31, 2003 and 2002                                       5

             Consolidated Statement of Changes in Shareholders'
               Equity for the Six Months Ended March 31, 2003                6

             Consolidated Statements of Cash Flows for the
               Six Months Ended March 31, 2003 and 2002                      7

             Notes to Consolidated Financial Statements                      8

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          11

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk      18

    Item 4.  Disclosure Controls and Procedures                             20

Part II. Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders            21

    Item 6.  Exhibits and Reports on Form 8-K                               22

    Signatures                                                              23

    Certifications                                                          24

Part I. Financial Information

Item 1. Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                March 31, 2003    September 30, 2002
                                                                --------------    ------------------
Assets

Cash and due from banks                                         $   1,319,165        $   1,325,139
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                     20,981,110            6,051,295
                                                                -------------        -------------
      Total cash and cash equivalents                              22,300,275            7,376,434
Securities available for sale, amortized cost of
   $333,364,069 at March 31, 2003 and $217,460,796
   at September 30, 2002                                          333,440,820          218,247,310
Loans held for sale                                                 1,460,236            1,254,962
Loans receivable - net of allowance for loan losses of
  $4,899,036 at March 31, 2003 and $4,692,988 at
  September 30, 2002                                              338,804,181          341,937,408
Foreclosed real estate, net                                         1,629,037            1,327,802
Accrued interest receivable                                         3,983,236            4,320,514
Federal Home Loan Bank stock, at cost                              10,004,800            6,842,600
Premises and equipment, net                                        11,313,956           11,054,243
Other assets                                                       16,418,751           15,287,187
                                                                -------------        -------------

         Total Assets                                           $ 739,355,292        $ 607,648,460
                                                                =============        =============

Liabilities and Shareholders' Equity

                                   Liabilities

Deposits                                                        $ 409,376,152        $ 355,779,753
Advances from Federal Home Loan Bank                              180,695,130          125,089,999
Securities sold under agreements to repurchase                     91,618,703           70,176,228
Company Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary Trust Holding Solely Subordinated Debentures       10,000,000           10,000,000
Advances from borrowers for taxes and insurance                       354,954              355,884
Accrued interest payable                                              540,983              671,033
Other liabilities                                                   1,473,546              987,797
                                                                -------------        -------------

         Total Liabilities                                        694,059,468          563,060,694
                                                                -------------        -------------

                              Shareholders' Equity

Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                   --                   --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,493,949 shares outstanding
   at March 31, 2003; 2,957,999 shares issued and
   2,468,804 shares outstanding at September 30, 2002                  29,580               29,580
Additional paid-in capital                                         20,496,202           20,593,768
Retained earnings - substantially restricted                       33,054,932           31,940,648
Accumulated other comprehensive income                                 49,173              494,834
Unearned Employee Stock Ownership Plan shares                        (169,100)             (46,142)
Treasury stock, 464,050 and 489,195 common shares, at cost,
   at March 31, 2003 and September 30, 2002, respectively          (8,164,963)          (8,424,922)
                                                                -------------        -------------

         Total Shareholders' Equity                                45,295,824           44,587,766
                                                                -------------        -------------

         Total Liabilities and Shareholders' Equity             $ 739,355,292        $ 607,648,460
                                                                =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                  Three Months Ended              Six Months Ended
                                                                       March 31,                       March 31,
                                                                  2003           2002            2003            2002
                                                              ------------   ------------    ------------    ------------
Interest and Dividend Income:
        Loans receivable, including fees                      $  5,982,126   $  6,283,460    $ 12,275,762    $ 12,869,786
        Securities available for sale                            2,973,549      2,299,163       5,578,546       4,633,413
        Dividends on Federal Home Loan Bank stock                   46,008         51,265         100,124         121,487
                                                              ------------   ------------    ------------    ------------

              Total interest and dividend income                 9,001,683      8,633,888      17,954,432      17,624,686

Interest Expense:
        Deposits                                                 2,621,701      3,404,532       5,422,568       7,208,537
        FHLB advances and other borrowings                       2,233,038      2,024,664       4,459,355       4,148,694
                                                              ------------   ------------    ------------    ------------

              Total interest expense                             4,854,739      5,429,196       9,881,923      11,357,231
                                                              ------------   ------------    ------------    ------------

Net interest income                                              4,146,944      3,204,692       8,072,509       6,267,455

Provision for loan losses                                          108,000        136,000         283,000         435,000
                                                              ------------   ------------    ------------    ------------

Net interest income after provision for loan losses              4,038,944      3,068,692       7,789,509       5,832,455

Noninterest income:
        Deposit service charges and other fees                     299,399        253,819         611,863         549,971
        Loan fees on sold loans                                    224,335        126,252         510,184         334,739
        Gain on sales of securities available for sale, net          6,530         32,552         196,390          39,431
        Gain (loss) on sales of foreclosed real estate, net          1,970         (8,102)           (580)         (9,806)
        Brokerage commissions                                       26,208         43,507          44,273         119,163
        Other income                                               334,044        193,544         543,694         386,239
                                                              ------------   ------------    ------------    ------------

              Total noninterest income                             892,486        641,572       1,905,824       1,419,737

Noninterest expense:
        Employee compensation and benefits                       2,023,322      1,919,380       4,119,773       3,770,787
        Occupancy and equipment expense                            590,127        488,959       1,086,936         943,426
        Federal deposit insurance premium                           14,929         15,273          30,303          31,054
        Data processing expense                                    165,984        139,712         307,036         279,457
        Prepayment fee on FHLB advances                            274,398             --         500,674              --
        Other expense                                              496,381        463,324       1,035,615         938,169
                                                              ------------   ------------    ------------    ------------

              Total noninterest expense                          3,565,141      3,026,648       7,080,337       5,962,893
                                                              ------------   ------------    ------------    ------------

Income before income taxes                                       1,366,289        683,616       2,614,996       1,289,299

Income tax expense                                                 451,103        235,493         855,555         404,391
                                                              ------------   ------------    ------------    ------------

Net income                                                    $    915,186   $    448,123    $  1,759,441    $    884,908
                                                              ============   ============    ============    ============

Earnings per common share:
        Basic                                                 $       0.37   $       0.18    $       0.71    $       0.36
                                                              ------------   ------------    ------------    ------------
        Diluted                                               $       0.37   $       0.18    $       0.71    $       0.36
                                                              ------------   ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                     March 31,                     March 31,
                                                                2003           2002           2003           2002
                                                             -----------    -----------    -----------    -----------
Net income                                                   $   915,186    $   448,123    $ 1,759,441    $   884,908

Other comprehensive income (loss):
          Net change in net unrealized gains and losses on
            securities available for sale                        (99,571)    (1,277,492)      (709,763)    (2,325,430)
          Deferred income tax benefit                            (37,052)      (475,354)      (264,102)      (863,054)
                                                             -----------    -----------    -----------    -----------

          Total other comprehensive loss                         (62,519)      (802,138)      (445,661)    (1,462,376)
                                                             -----------    -----------    -----------    -----------

Total comprehensive income (loss)                            $   852,667    $  (354,015)   $ 1,313,780    $  (577,468)
                                                             ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Six Months Ended March 31, 2003

                                                                                      Accumulated     Unearned
                                                                                         Other        Employee
                                                          Additional                 Comprehensive      Stock
                                              Common       Paid-In       Retained    Income (Loss),   Ownership      Treasury
                                               Stock       Capital       Earnings      Net of Tax    Plan Shares       Stock
                                           ------------  ------------  ------------   ------------   ------------   ------------
Balance at September 30, 2002              $     29,580  $ 20,593,768  $ 31,940,648   $    494,834   $    (46,142)  $ (8,424,922)

Cash dividends declared on common
  stock ($0.26 per share)                            --            --      (645,157)            --             --             --

Purchase of 10,147 shares of treasury
  stock                                              --            --            --             --             --       (165,092)

Purchase of 19,574 common shares
  for ESOP                                           --            --            --             --       (311,934)            --

12,402 common shares committed to be
  released under the ESOP                            --         4,656            --             --        188,976             --

Issuance of 35,292 common shares from
  treasury stock due to exercise of stock
  options                                            --      (189,770)           --             --             --        425,051

Tax benefit from exercise of stock options           --        87,548            --             --             --             --

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(264,102)               --            --            --       (445,661)            --             --

Net income for the six months ended
  March 31, 2003                                     --            --     1,759,441             --             --             --
                                           ------------  ------------  ------------   ------------   ------------   ------------

Balance at March 31, 2003                  $     29,580  $ 20,496,202  $ 33,054,932   $     49,173   $   (169,100)  $ (8,164,963)
                                           ============  ============  ============   ============   ============   ============

                                               Total
                                            Shareholders'
                                               Equity
                                             ------------
Balance at September 30, 2002                $ 44,587,766

Cash dividends declared on common
  stock ($0.26 per share)                        (645,157)

Purchase of 10,147 shares of treasury
  stock                                          (165,092)

Purchase of 19,574 common shares
  for ESOP                                       (311,934)

12,402 common shares committed to be
  released under the ESOP                         193,632

Issuance of 35,292 common shares from
  treasury stock due to exercise of stock
  options                                         235,281

Tax benefit from exercise of stock options         87,548

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(264,102)           (445,661)

Net income for the six months ended
  March 31, 2003                                1,759,441
                                             ------------

Balance at March 31, 2003                    $ 45,295,824
                                             ============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Six Months Ended March 31,
                                                                                     2003            2002
                                                                                 -------------   -------------
Cash flows from operating activities:

     Net income                                                                  $   1,759,441   $     884,908
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation, amoritization and accretion, net                              2,315,133         798,847
         Provision for loan losses                                                     283,000         435,000
         (Gain)/loss on sales of foreclosed real estate, net                               580           9,806
         (Gain)/loss on sales of securities available for sale, net                   (196,390)        (39,431)
         (Gain)/loss on sales of office property, net                                 (134,700)             --
         Loss on early extinguishment of FHLB advances                                 500,674              --
         Proceeds from sales of loans held for sale                                 43,062,897      16,547,407
         Originations of loans held for sale                                       (43,268,171)    (16,547,407)
         Net change in accrued interest receivable                                     337,278         723,564
         Net change in other assets                                                   (867,461)       (333,122)
         Net change in accrued interest payable                                       (130,050)       (129,871)
         Net change in accrued expenses and other liabilities                          485,748         132,047
                                                                                 -------------   -------------
               Net cash from operating activities                                    4,147,979       2,481,748

Cash flows from investing activities:
     Purchase of securities available for sale                                    (215,306,727)    (60,484,078)
     Proceeds from sale of securities available for sale                            20,648,999       1,391,023
     Proceeds from maturities and principal repayments of
       securities available for sale                                                77,223,576      18,213,576
     Net change in loans receivable                                                 14,783,213      11,773,893
     Loans purchased                                                               (12,280,134)    (15,015,994)
     Proceeds from sales of foreclosed real estate                                      84,032         174,144
     Proceeds from sales of office building                                            197,169              --
     Purchase of shares by ESOP                                                       (311,934)             --
     Purchase of FHLB stock                                                         (3,162,200)       (443,700)
     Purchase of premises and equipment, net                                          (755,113)       (509,494)
                                                                                 -------------   -------------
               Net cash from investing activities                                 (118,879,119)    (44,900,630)

Cash flows from financing activities:
     Net change in noninterest-bearing demand, savings, NOW, and
       money market demand deposits                                                 26,551,166       9,384,074
     Net change in other time deposits                                              27,045,233      10,716,925
     Proceeds from advances from Federal Home Loan Bank                            369,550,000     155,420,000
     Repayments of advances from Federal Home Loan Bank                           (314,445,543)   (167,343,221)
     Net change in securities sold under agreements to repurchase                   21,442,475      36,336,830
     Net change in advances from borrowers for taxes and insurance                        (930)       (297,124)
     Cash dividends paid                                                              (645,157)       (641,307)
     Proceeds from the exercise of stock options                                       322,829         195,088
     Purchase of treasury stock                                                       (165,092)       (622,216)
                                                                                 -------------   -------------
               Net cash from financing activities                                  129,654,981      43,149,049
                                                                                 -------------   -------------

Net change in cash and cash equivalents                                             14,923,841         730,167

Cash and cash equivalents at beginning of period                                     7,376,434       8,766,305
                                                                                 -------------   -------------

Cash and cash equivalents at end of period                                       $  22,300,275   $   9,496,472
                                                                                 =============   =============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
         Interest                                                                $  10,011,973   $  11,487,102
         Income taxes                                                                  731,688         229,768

Supplemental schedule of non-cash investing and financing activities:
     Loans transferred to foreclosed real estate                                 $     385,846   $     305,477

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

      A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and six months ended March 31, 2003 and 2002 is presented below.

                                           Three Months Ended           Six Months Ended
                                                March 31,                  March 31,
                                                ---------                  ---------
                                           2003          2002          2003          2002
                                           ----          ----          ----          ----
      Basic Earnings Per Common Share:
      Numerator:
          Net Income                    $   915,186   $   448,123   $ 1,759,441   $   884,908
                                        ===========   ===========   ===========   ===========
      Denominator:
          Weighted average common
             shares outstanding           2,483,715     2,456,872     2,476,178     2,461,809

          Less: Weighted average
             unallocated ESOP shares        (11,193)      (10,000)       (7,601)      (11,895)
                                        -----------   -----------   -----------   -----------
          Weighted average common
             shares outstanding for
             basic earnings per share     2,472,522     2,446,872     2,468,577     2,449,914
                                        ===========   ===========   ===========   ===========

      Basic earnings per common share   $      0.37   $      0.18   $      0.71   $      0.36
                                        ===========   ===========   ===========   ===========

                                           Three Months Ended           Six Months Ended
                                                March 31,                  March 31,
                                                ---------                  ---------
                                           2003          2002          2003          2002
                                           ----          ----          ----          ----
Diluted Earnings Per Common
Share:
Numerator:
    Net Income                          $   915,186   $   448,123   $ 1,759,441   $   884,908
                                        ===========   ===========   ===========   ===========
Denominator:
    Weighted average common
      shares outstanding for basic
      earnings per common share           2,472,522     2,446,872     2,468,577     2,449,914
    Add: Dilutive effects of
      assumed exercise of stock
      options, net of tax benefits           27,692        38,556        27,056        38,909
                                        -----------   -----------   -----------   -----------
    Weighted average common and
      dilutive potential common
      shares outstanding                  2,500,214     2,485,428     2,495,633     2,488,823
                                        ===========   ===========   ===========   ===========

Diluted earnings per common share       $      0.37   $      0.18   $      0.71   $      0.36
                                        ===========   ===========   ===========   ===========

3.    COMMITMENTS

      At March 31, 2003 and September 30, 2002, the Company had outstanding commitments to originate and purchase loans totaling $45.2 million and $35.6 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

4.    INTANGIBLE ASSETS

      As of March 31, 2003 and September 30, 2002 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month periods ended March 31, 2003 and 2002.

5.    CURRENT ACCOUNTING DEVELOPMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46)", "Consolidated Variable Interest Entities." The objective of this Interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The Company does not expect the provisions of FIN 46 to have material impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS No, 148, "Accounting for Stock-Based Compensation - Transition and Disclosures - an amendment of SFAS 123" ("SFAS 148"). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The disclosure provisions of this Statement are effective for this quarter ended March 31, 2003 and are included herein. The Company does not currently use the provisions of Statement No. 123 and therefore SFAS No. 148 does not effect the Company's financial position or results of operations.

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. Adoption of this standard is not expected to have a significant impact on the Corporation's financial condition or results of operations.

6.    STOCK OPTION PLAN

      FASB Statement No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. However, the standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company stock at the date of grant over the amount an employee must pay to acquire the stock.

      Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have bee decreased to the pro forma amounts shown below:

                                           Three Months Ended           Six Months Ended
                                                March 31,                  March 31,
                                                ---------                  ---------
                                           2003          2002          2003          2002
                                           ----          ----          ----          ----
Net income, as reported                 $   915,186   $   448,123   $ 1,759,442   $   884,908
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                 (3,281)       (3,738)       (6,561)       (7,477)
                                        -----------   -----------   -----------   -----------
         Pro forma net income           $   911,905   $   444,385   $ 1,752,881   $   877,431
                                        ===========   ===========   ===========   ===========

Earnings per common share - basic:
   As reported                          $       .37   $       .18   $       .71   $       .36
   Pro forma                            $       .37   $       .18   $       .71   $       .36

Earnings per common share - diluted:
   As reported                          $       .37   $       .18   $       .71   $       .36
   Pro forma                            $       .36   $       .18   $       .70   $       .35

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2003, compared to September 30, 2002, and the consolidated results of operations for the three months and six months ended March 31, 2003, compared to the same periods in 2002. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2002.

FINANCIAL CONDITION

Total assets increased by $131.8 million, or 21.7%, to $739.4 million at March 31, 2003, from $607.6 million at September 30, 2002. As described below, the increase was due primarily to increases in total cash and cash equivalents and securities available for sale.

Total cash and cash equivalents increased by $14.9 million, rising to $22.3 million at March 31, 2003 from $7.4 million at September 30, 2002. The increase was almost entirely due to an increase in interest-bearing deposits in other financial institutions.

The portfolio of securities available for sale increased $115.2 million, or 52.8%, to $333.4 million at March 31, 2003, from $218.2 million at September 30, 2002. The increase reflects the purchase of mortgage-backed securities, primarily with balloon maturities, which have relatively short expected average lives and limited maturity extension.

The increases in cash and cash equivalents and securities available for sale were funded primarily by increases in deposits, advances from the Federal Home Loan Bank of Des Moines (FHLB), and securities sold under agreements to repurchase.

The portfolio of net loans receivable decreased by $3.1 million, or 0.90%, to $338.8 million at March 31, 2003, from $341.9 million at September 30, 2002. The decrease reflects a reduction in conventional one to four family residential mortgage loans as existing originated and purchased loans were repaid in amounts greater than new originations retained in portfolio during the period. The decrease was partially offset by the increased origination of commercial and multi-family real estate loans on existing and newly constructed properties and by the increased origination of commercial business loans.

Deposit balances increased by $53.6 million, or 15.1%, to $409.4 million at March 31, 2003, from $355.8 million at September 30, 2002. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, savings accounts and certificates of deposit in the amounts of $8.6 million, $15.9 million, $2.1 million, and $27.0 million, respectively.

The balance in advances from the FHLB increased by $55.6 million, or 44.4%, to $180.7 million at March 31, 2003, from $125.1 million at September 30, 2002. The balance in securities sold under agreements to repurchase increased by $21.4 million, or 30.5%, to $91.6 million at March 31, 2003, from $70.2 million at September 30, 2002. The increases in FHLB advances and securities sold under agreements to repurchase were used to fund balance sheet growth during the period.

Total shareholders' equity increased $700,000, or 1.6%, to $45.3 million at March 31, 2003, from $44.6 million at September 30, 2002. The increase in shareholders' equity reflects earnings during the period, which were partially offset by the payment of a cash dividend to shareholders and a decrease in unrealized gain on securities available for sale in accordance with SFAS 115.

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

At March 31, 2003, the Company had loans delinquent 30 days and over totaling $2.9 million, or 0.8% of total loans compared to $6.7 million, or 1.9% of total loans at September 30, 2002. The decrease is due primarily to three commercial and multi-family real estate loans totaling $3.5 million that were brought current during the period.

At March 31, 2003, commercial and multi-family real estate loans delinquent 30 days and over totaled $417,000, or 0.1% of the total loan portfolio as compared to $3.9 million, or 1.1% of total loans at September 30, 2002. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At March 31, 2003, agricultural operating loans delinquent 30 days and over totaled $1.5 million, or 0.4% of the total loan portfolio as compared to $1.5 million, or 0.4% of total loans at September 30, 2002. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                            March 31, 2003    September 30, 2002
                                            --------------    ------------------
                                                  (Dollars in Thousands)
Non-accruing loans:
   One-to four family                            $  156              $   51
   Commercial and multi-family                      417                 417
   Agricultural real estate                          --                  41
   Consumer                                          75                  --
   Agricultural operating                           294                 394
   Commercial business                              195                 408
                                                 ------              ------
     Total non-accruing loans                     1,137               1,311

Accruing loans delinquent 90 days or more           804                 819
                                                 ------              ------
     Total non-performing loans                   1,941               2,130
                                                 ------              ------

Restructured loans:
   Consumer                                          --                  --
   Agricultural operating                            43                   9
   Commercial business                               33                  71
                                                 ------              ------
     Total  restructured loans                       76                  80
                                                 ------              ------

Foreclosed assets:
   One-to four family                               213                  --
   Commercial real estate                         1,209               1,310
   Consumer                                           7                  18
   Agricultural operating                             7                  --
   Commercial business                              193                  --
                                                 ------              ------
   Total foreclosed assets                        1,629               1,328
   Less: Allowance for losses                        --                  --
                                                 ------              ------
     Total foreclosed assets, net                 1,629               1,328
                                                 ------              ------

Total non-performing assets                      $3,646              $3,538
                                                 ======              ======

Total as a percentage of total assets              0.49%               0.58%
                                                 ======              ======

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

On the basis of management's review of its loans and other assets, at March 31, 2003, the Company had classified a total of $12.9 million of its assets as substandard, $69,000 as doubtful and none as loss as compared to classifications at September 30, 2002 of $13.5 million substandard, $114,000 doubtful and none as loss.

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

At March 31, 2003, the Company has established an allowance for loan losses totaling $4.9 million. The allowance represents approximately 252% of the total non-performing loans at March 31, 2003 as compared to approximately 220% of the total non-performing loans at September 30, 2002.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the six-month periods ended March 31, 2003 and 2002:

                                                        2003              2002
                                                        ----              ----
                                                            (In Thousands)
Balance, September 30,                                $ 4,693           $ 3,869
  Charge-offs                                             (97)              (87)
  Recoveries                                               20                32
  Additions charged to operations                         283               435
                                                      -------           -------
Balance, March 31,                                    $ 4,899           $ 4,249
                                                      =======           =======

The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances, changes in the underlying collateral of the loan portfolio, or regulatory comment.

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both March 31, 2003 and September 30, 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

RESULTS OF OPERATIONS

General. For the three months ended March 31, 2003, the Company recorded net income of $915,000 compared to net income of $448,000 for the same period in 2002. For the six months ended March 31, 2003, net income was $1,759,000 compared to $885,000 for the same period in 2002. Both periods reflect increases in net interest income and noninterest income, a decrease in provision for loan losses, an increase in noninterest income, offset in part by increases in noninterest expense and tax expense.

Net Interest Income. Net interest income increased by $942,000, or 29.4%, to $4,147,000 for the three months ended March 31, 2003 from $3,205,000 for the same period in 2002. For the six months ended March 31, 2003, net interest income increased $1,806,000, or 28.8%, to $8,073,000 from $6,267,000 for the same period in 2002. The increase in net interest income reflects increases in the average balance of interest-earning assets of $153.2 million and $125.4 million for the three-month and six-month periods, respectively. In addition, the increase in net interest income reflects an increase in the net yield on average earning assets between the comparable periods. For the three months ended March 31, 2003, the net yield on average earning assets was 2.44% compared to 2.43% for the same period in 2002. For the six months ended March 31, 2003, the net yield on average earning assets was 2.50% compared to 2.41% for the same period in 2002.

Provision for Loan Losses. For the three months ended March 31, 2003, the provision for loan losses was $108,000 compared to $136,000 for the same period in 2002. For the six months ended March 31, 2003, the provision for loan losses was $283,000 compared to $435,000 for the same period in 2002. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio. See "Non-Performing Assets and Allowance for Loan Losses."

Noninterest Income. Noninterest income increased $250,000, or 38.9%, to $892,000 for the three months ended March 31, 2003 from $642,000 for the same period in 2002. For the six months ended March 31, 2003, noninterest income increased $486,000, or 34.2%, to $1,906,000 from $1,420,000 for the same period in 2002.
The increase in noninterest income for both periods reflects increases in service charges collected on deposit accounts and loan fees on sold loans. In addition, other non-interest income increased for both periods due to a $134,000 gain on the sale of a drive-up branch facility. The increases were partially offset by a decrease in commissions received through the Company's brokerage subsidiary.

Noninterest Expense. Noninterest expense increased $538,000, or 17.8%, to $3,565,000 for the three months ended March 31, 2003, from $3,027,000 for the same period in 2002. For the six months ended March 31, 2003, noninterest expense increased $1,117,000, or 18.7%, to $7,080,000 from $5,963,000 for the same period in 2002. The increase in noninterest expense reflects the costs associated with opening new offices during the period. In November 2001, the Company opened its third Des Moines, Iowa, location and in November 2002, the Company opened its newly constructed facility in Urbandale, Iowa, which serves as the Company's Des Moines area main office. Noninterest expense also increased by $274,000 and $501,000 during the three months and six months ended March 31, 2003 due to prepayment penalties associated with the early extinguishment of FHLB advances, which were repaid in conjunction with the sale of securities available for sale and early repayments received on loans.

Income Tax Expense. Income tax expense was $451,000 for the three months ended March 31, 2003 compared to $235,000 for the same period in 2002. For the six months ended March 31, 2003, income tax expense was $856,000 compared to $404,000 for the same period in 2002. The increase for both periods reflects the increase in the level of taxable income between the comparable periods.

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

The Company relies on competitive pricing policies, advertising and customer service to attract and retain its deposits and only solicits these deposits from its primary market area. Based on its experience, the Company believes that its passbook savings, money market savings accounts, NOW and regular checking accounts are relatively stable sources of deposits. The Company's ability to attract and retain time deposits has been, and will continue to be, significantly affected by market conditions. However, the Company does not foresee significant funding issues resulting from disintermediation of its portfolio of time deposits.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2003, the Company had commitments to originate and purchase loans totaling $45.2 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at March 31, 2003 which, at that date, exceeded the capital adequacy requirements:

                                                                                                   Minimum
                                                                                               Requirement To
                                                                                                   Be Well
                                                                              Minimum            Capitalized
                                                                            Requirement          Under Prompt
                                                                            For Capital           Corrective
                                                                              Adequacy              Action
                                                          Actual              Purposes            Provisions
                                                          ------              --------            ----------
At March 31, 2003                                   Amount      Ratio    Amount       Ratio    Amount       Ratio
-----------------                                   ------      -----    ------       -----    ------       -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                              $ 49,822      12.3%  $ 32,394       8.0%  $ 40,492      10.0%
        Security                                      4,537      15.8      2,303       8.0      2,878      10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                45,185      11.2     16,197       4.0     24,295       6.0
        Security                                      4,217      14.7      1,151       4.0      1,727       6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                45,185       6.7     27,020       4.0     33,774       5.0
        Security                                      4,217       7.1      2,392       4.0      2,990       5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                45,185       7.4     24,557       4.0     30,696       5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2003, First Federal and Security exceeded minimum requirements for the well-capitalized category, and are considered to be "well capitalized."

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

The Company's primary objective for its investment portfolio is to provide the liquidity necessary to meet loan funding needs. This portfolio is used in the ongoing management of changes to the Company's asset/liability mix, while contributing to profitability through earnings flow. The investment policy generally calls for funds to be invested among various categories of security types and maturities based upon the Company's need for liquidity, desire to achieve a proper balance between risk and yield, the need to provide collateral for borrowings, and to fulfill the Company's asset/liability management goals.

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

Presented below, as of March 31, 2003 and September 30, 2002, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at March 31, 2003 and September 30, 2002 was more sensitive to declining interest rates than to increasing interest rates. This reflects management's effort to manage the Company's interest rate sensitivity in light of the significant decline in interest rates during the periods. With interest rates at historically low levels, management believes there is less risk from interest rates declining substantially from current levels than from the potential increase in interest rates. The Company's sensitivity to declining interest rates exceeded the established limits at March 31, 2003 and September 30, 2002; however, the Board considers this to be acceptable given the interest rate environment.

                                                 At March 31, 2003      At September 30, 2002
                                                 -----------------      ---------------------
Change in Interest Rates        Board Limit
(Basis Points)                  % Change      $ Change     % Change   $ Change        % Change
--------------                  --------      --------     --------   --------        --------
                                                      (Dollars in Thousands)
      +200 bp                    (40)%        $(1,009)         (3)%    $ 1,543            4%
      +100 bp                    (25)             434           1        1,898            5
       0 bp                       --               --          --           --           --
      -100 bp                    (10)          (1,990)         (6)      (4,362)         (12)
      -200 bp                    (15)          (6,217)        (17)      (8,873)         (25)

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

                              FIRST MIDWEST FINANCIAL, INC.

                               PART II - OTHER INFORMATION

                                        FORM 10-Q

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on January 27, 2003. At the meeting, shareholders of the Company considered and voted upon the following matters:

      1. The election of the following individuals as directors for a three-year term:

            James S. Haahr
            G. Mark Mickelson
            Jeanne Partlow

      The results of the election of directors are as follows:

                                                 Votes
                                                 -----
                                          In Favor     Withheld
                                          --------     --------
                  James S. Haahr          2,025,563    284,006
                  G. Mark Mickelson       2,030,966    278,603
                  Jeanne Partlow          2,033,666    275,903

      There were no broker non-votes or abstentions on this proposal.

      The following directors' terms of office continued after the meeting:

                  E. Wayne Cooley
                  J. Tyler Haahr
                  E. Thurman Gaskill
                  Rodney G. Muilenburg
                  John Thune

      2. The approval of the 2002 Omnibus Incentive Plan. The results of the voting are as follows:

                                          Votes
                                          -----
                  For                  1,251,214
                  Against                374,667
                  Abstain                 70,400
                  Broker Non-Votes       613,288

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            99.1  Certification of Chief Executive Officer.
            99.2  Certification of Chief Financial Officer.

      (b)   Reports on Form 8-K:

            During the three month period ended March 31, 2003, the Registrant filed a current report on Form 8-K dated January 27, 2003 to report the issuance of a press release announcing the appointment of former South Dakota Congressman John Thune to its Board of Directors.

All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST MIDWEST FINANCIAL, INC.

Date: May 15, 2003               By: /s/ James S. Haahr
                                     -------------------------------------------
                                     James S. Haahr, Chairman of the Board,
                                       President and Chief Executive Officer

Date: May 15, 2003               By: /s/ Donald J. Winchell
                                     -------------------------------------------
                                     Donald J. Winchell, Senior Vice President,
                                       Treasurer and Chief Financial Officer

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

Date: May 15, 2003
                                          /s/ James S. Haahr
                                          ------------------
                                          Chief Executive Officer

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

Date: May 15, 2003
                                          /s/ Donald J. Winchell
                                          ----------------------
                                          Chief Financial Officer