Form 10-Q
period 2003-06-30
FIRST MIDWEST FINANCIAL INC
filed 2003-08-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

         |_|     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Class:                                  Outstanding at August 12, 2003:
Common Stock, $.01 par value                     2,493,949 Common Shares

Transitional Small Business Disclosure Format:   Yes |_|;  No |X|

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I. Financial Information

      Item 1. Financial Statements (unaudited):

              Consolidated Balance Sheets
                at June 30, 2003 and September 30, 2002                     3

              Consolidated Statements of Income for the Three Months
                and Nine Months Ended June 30, 2003 and 2002                4

              Consolidated Statements of Comprehensive Income (Loss)
                for the Three Months and Nine Months Ended
                June 30, 2003 and 2002                                      5

              Consolidated Statement of Changes in Shareholders'
                Equity for the Nine Months Ended June 30, 2003              6

              Consolidated Statements of Cash Flows for the
                Nine Months Ended June 30, 2003 and 2002                    7

              Notes to Consolidated Financial Statements                    8

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        11

      Item 3. Quantitative and Qualitative Disclosure About Market Risk    18

      Item 4. Disclosure Controls and Procedures                           20

Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K                             21

      Signatures                                                           22

Part I.   Financial Information
Item 1.  Financial Statements


                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                           June 30, 2003        September 30, 2002
                                                                           -------------        ------------------
Assets
Cash and due from banks                                                    $   1,522,235           $  1,325,139
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                                13,232,791              6,051,295
                                                                           -------------           ------------
      Total cash and cash equivalents                                         14,755,026              7,376,434
Securities available for sale, amortized cost of $368,662,853
   at June 30, 2003 and $217,460,796 at September 30, 2002                   366,903,764            218,247,310
Loans held for sale                                                            1,028,861              1,254,962
Loans receivable - net of allowance for loan losses of
  $4,967,078 at June 30, 2003 and $4,692,988 at September 30, 2002           346,134,038            341,937,408
Foreclosed real estate, net                                                    1,332,250              1,327,802
Accrued interest receivable                                                    3,722,994              4,320,514
Federal Home Loan Bank stock, at cost                                         12,287,200              6,842,600
Premises and equipment, net                                                   11,523,389             11,054,243
Other assets                                                                  17,188,809             15,287,187
                                                                           -------------           ------------

         Total Assets                                                      $ 774,876,331           $607,648,460
                                                                           =============           ============

Liabilities and Shareholders' Equity
                    Liabilities
Deposits                                                                   $ 432,927,511           $355,779,753
Advances from Federal Home Loan Bank                                         219,666,771            125,089,999
Securities sold under agreements to repurchase                                66,103,325             70,176,228
Company Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary Trust Holding Solely Subordinated Debentures                  10,000,000             10,000,000
Advances from borrowers for taxes and insurance                                  339,049                355,884
Accrued interest payable                                                         488,256                671,033
Other liabilities                                                                881,263                987,797
                                                                           -------------           ------------

         Total Liabilities                                                   730,406,175            563,060,694
                                                                           -------------           ------------

                Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                              --                     --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued and 2,493,949 shares outstanding
   at June 30, 2003; 2,957,999 shares issued and
   2,468,804 shares outstanding at September 30, 2002                             29,580                 29,580
Additional paid-in capital                                                    20,501,606             20,593,768
Retained earnings - substantially restricted                                  33,623,126             31,940,648
Accumulated other comprehensive income (loss)                                 (1,103,552)               494,834
Unearned Employee Stock Ownership Plan shares                                   (415,641)               (46,142)
Treasury stock, 464,050 and 489,195 common shares, at cost,
   at June 30, 2003 and September 30, 2002, respectively                      (8,164,963)            (8,424,922)
                                                                           -------------           ------------

         Total Shareholders' Equity                                           44,470,156             44,587,766
                                                                           -------------           ------------

         Total Liabilities and Shareholders' Equity                        $ 774,876,331           $607,648,460
                                                                           =============           ============


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                          June 30,                         June 30,
                                                                    2003           2002             2003            2002
                                                                -----------     -----------     ------------     ------------
Interest and Dividend Income:
      Loans receivable, including fees                          $ 5,936,930     $ 6,228,454     $ 18,212,692     $ 19,098,240
      Securities available for sale                               2,734,611       2,625,429        8,313,157        7,258,842
      Dividends on Federal Home Loan Bank stock                     101,656          50,541          201,780          172,028
                                                                -----------     -----------     ------------     ------------

            Total interest and dividend income                    8,773,197       8,904,424       26,727,629       26,529,110

Interest Expense:
      Deposits                                                    2,582,015       3,260,747        8,004,583       10,469,284
      FHLB advances and other borrowings                          2,259,715       2,032,761        6,719,069        6,181,455
                                                                -----------     -----------     ------------     ------------

            Total interest expense                                4,841,730       5,293,508       14,723,652       16,650,739
                                                                -----------     -----------     ------------     ------------

Net interest income                                               3,931,467       3,610,916       12,003,977        9,878,371

Provision for loan losses                                            67,000         280,000          350,000          715,000
                                                                -----------     -----------     ------------     ------------

Net interest income after provision for loan losses               3,864,467       3,330,916       11,653,977        9,163,371

Noninterest income:
      Deposit service charges and other fees                        351,065         284,982          962,928          834,953
      Loan fees on sold loans                                       235,483          48,445          745,667          383,184
      Gain on sales of securities available for sale, net            46,180          46,762          242,570           86,193
      Gain (loss) on sales of foreclosed real estate, net            (2,601)        (27,371)          (3,181)         (37,177)
      Brokerage commissions                                          48,150          31,874           92,423          151,037
      Other income                                                  195,196         196,025          738,889          582,264
                                                                -----------     -----------     ------------     ------------

            Total noninterest income                                873,473         580,717        2,779,296        2,000,454

Noninterest expense:
      Employee compensation and benefits                          2,171,665       1,954,142        6,291,439        5,724,929
      Occupancy and equipment expense                               517,705         530,663        1,604,641        1,474,089
      Federal deposit insurance premium                              15,386          15,147           45,688           46,201
      Data processing expense                                       159,297         148,307          466,334          427,764
      Prepayment fee on FHLB advances                                    --              --          500,674               --
      Other expense                                                 534,640         535,333        1,570,254        1,473,502
                                                                -----------     -----------     ------------     ------------

            Total noninterest expense                             3,398,693       3,183,592       10,479,030        9,146,485
                                                                -----------     -----------     ------------     ------------

Income before income taxes                                        1,339,247         728,041        3,954,243        2,017,340

Income tax expense                                                  446,840         199,583        1,302,395          603,974
                                                                -----------     -----------     ------------     ------------

Net income                                                      $   892,407     $   528,458     $  2,651,848     $  1,413,366
                                                                ===========     ===========     ============     ============

Earnings per common share:
      Basic                                                     $      0.36     $      0.22     $       1.07     $       0.58
                                                                -----------     -----------     ------------     ------------
      Diluted                                                   $      0.36     $      0.21     $       1.06     $       0.57
                                                                -----------     -----------     ------------     ------------


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                                   Three Months Ended              Nine Months Ended
                                                                       June 30,                         June 30,
                                                                2003              2002             2003             2002
                                                             -----------       ----------      -----------       ----------
Net income                                                   $   892,407       $  528,458      $ 2,651,848       $1,413,366

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                       (1,835,840)       2,497,893       (2,545,603)         172,463
        Deferred income tax expense (benefit)                   (683,115)         923,805         (947,217)          60,751
                                                             -----------       ----------      -----------       ----------

        Total other comprehensive income (loss)               (1,152,725)       1,574,088       (1,598,386)         111,712
                                                             -----------       ----------      -----------       ----------

Total comprehensive income (loss)                            $  (260,318)      $2,102,546      $ 1,053,462       $1,525,078
                                                             ===========       ==========      ===========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Nine Months Ended June 30, 2003

                                                                                                Accumulated       Unearned
                                                                                                   Other          Employee
                                                           Additional                          Comprehensive        Stock
                                             Common         Paid-In            Retained        Income (Loss),     Ownership
                                              Stock         Capital            Earnings         Net of Tax       Plan Shares
                                            ---------     ------------       ------------       -----------      -----------
Balance at September 30, 2002                $29,580      $ 20,593,768       $ 31,940,648       $   494,834       $ (46,142)

Cash dividends declared on common
  stock ($0.39 per share)                         --                --           (969,370)               --              --

Purchase of 10,147 shares of treasury
  stock                                           --                --                 --                --              --

Purchase of 35,574 common shares
  for ESOP                                        --                --                 --                --        (608,584)

15,450 common shares committed to be
  released under the ESOP                         --            10,060                 --                --         239,085

Issuance of 35,292 common shares from
  treasury stock due to exercise of stock
  options                                         --          (189,770)                --                --              --

Tax benefit from exercise of stock options        --            87,548                 --                --              --

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(947,217)            --                --                 --        (1,598,386)             --

Net income for the nine months ended
  June 30, 2003                                   --                --          2,651,848                --              --
                                             -------      ------------       ------------       -----------       ---------

Balance at June 30, 2003                     $29,580      $ 20,501,606       $ 33,623,126       $(1,103,552)      $(415,641)
                                             =======      ============       ============       ===========       =========

                                                                       Total
                                                 Treasury          Shareholders'
                                                  Stock               Capital
                                                -----------        ------------
Balance at September 30, 2002                   $(8,424,922)       $ 44,587,766

Cash dividends declared on common
  stock ($0.39 per share)                                --            (969,370)

Purchase of 10,147 shares of treasury
  stock                                            (165,092)           (165,092)

Purchase of 35,574 common shares
  for ESOP                                               --            (608,584)

15,450 common shares committed to be
  released under the ESOP                                --             249,145

Issuance of 35,292 common shares from
  treasury stock due to exercise of stock
  options                                           425,051             235,281

Tax benefit from exercise of stock options               --              87,548

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $(947,217)                   --          (1,598,386)

Net income for the nine months ended
  June 30, 2003                                          --           2,651,848
                                                -----------        ------------

Balance at June 30, 2003                        $(8,164,963)       $ 44,470,156
                                                ===========        ============


The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Nine Months Ended June 30,
                                                                                            2003                 2002
                                                                                        -------------       -------------
Cash flows from operating activities:

       Net income                                                                       $   2,651,848       $   1,413,366
       Adjustments to reconcile net income to net cash from operating activities:
             Depreciation, amoritization and accretion, net                                 1,428,046           1,323,279
             Provision for loan losses                                                        350,000             715,000
             (Gain)/loss on sales of foreclosed real estate, net                                3,181             (86,193)
             (Gain)/loss on sales of securities available for sale, net                      (242,570)             37,177
             (Gain)/loss on sales of office property, net                                    (134,700)                 --
             Prepayment fee on FHLB advances                                                  500,674                  --
             Proceeds from sales of loans held for sale                                    59,244,469          40,283,062
             Originations of loans held for sale                                          (59,018,368)        (40,283,062)
             Net change in accrued interest receivable                                        597,520             851,037
             Net change in other assets                                                      (954,404)           (696,340)
             Net change in accrued interest payable                                          (182,777)           (206,509)
             Net change in accrued expenses and other liabilities                            (106,534)            866,849
                                                                                        -------------       -------------
                   Net cash from operating activities                                       4,136,385           4,217,666

Cash flows from investing activities:
       Purchase of securities available for sale                                         (372,599,726)        (98,405,484)
       Proceeds from sale of securities available for sale                                 90,455,195          12,442,021
       Proceeds from maturities and principal repayments of
         securities available for sale                                                    130,620,985          28,912,815
       Net change in loans receivable                                                      15,024,297          11,153,142
       Loans purchased                                                                    (19,926,142)        (19,095,455)
       Proceeds from sales of foreclosed real estate                                          388,139             301,041
       Proceeds from sales of office building                                                 197,169                  --
       Purchase of shares by ESOP                                                            (608,584)                 --
       Purchase of FHLB stock                                                              (5,444,600)           (443,700)
       Purchase of premises and equipment, net                                             (1,187,010)         (1,276,574)
                                                                                        -------------       -------------
                   Net cash from investing activities                                    (163,080,277)        (66,412,194)

Cash flows from financing activities:
       Net change in noninterest-bearing demand, savings, NOW, and
         money market demand deposits                                                      31,473,882          12,730,609
       Net change in other time deposits                                                   45,673,876          10,598,360
       Proceeds from advances from Federal Home Loan Bank                                 778,925,000         214,920,000
       Repayments of advances from Federal Home Loan Bank                                (684,848,902)       (229,385,603)
       Net change in securities sold under agreements to repurchase                        (4,072,903)         53,537,830
       Net change in advances from borrowers for taxes and insurance                          (16,835)            (66,642)
       Cash dividends paid                                                                   (969,371)           (961,939)
       Proceeds from the exercise of stock options                                            322,829             418,542
       Purchase of treasury stock                                                            (165,092)           (741,365)
                                                                                        -------------       -------------
                   Net cash from financing activities                                     166,322,484          61,049,792
                                                                                        -------------       -------------

Net change in cash and cash equivalents                                                     7,378,592          (1,144,736)

Cash and cash equivalents at beginning of period                                            7,376,434           8,766,305
                                                                                        -------------       -------------

Cash and cash equivalents at end of period                                              $  14,755,026       $   7,621,569
                                                                                        =============       =============

Supplemental disclosure of cash flow information
        Cash paid during the period for:
             Interest                                                                   $  14,906,429       $  16,857,248
             Income taxes                                                                   1,086,788             520,693

Supplemental schedule of non-cash investing and financing activities:
       Loans transferred to foreclosed real estate                                      $     395,768       $     316,517


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

      A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and nine months ended June 30, 2003 and 2002 is presented below.

                                                                Three Months Ended                   Nine Months Ended
                                                                     June 30,                             June 30,
                                                                     --------                             --------
                                                              2003               2002               2003               2002
                                                           -----------        -----------        -----------        -----------
       Basic Earnings Per Common Share:
       Numerator:
           Net Income                                      $   892,407        $   528,458        $ 2,651,848        $ 1,413,366
                                                           ===========        ===========        ===========        ===========
       Denominator:
           Weighted average common shares
              outstanding                                    2,493,949          2,457,262          2,482,101          2,460,294
           Less: Weighted average unallocated
             ESOP shares                                       (16,061)            (6,250)           (10,421)           (10,014)
                                                           -----------        -----------        -----------        -----------
           Weighted average common shares
             outstanding for basic earnings
             per share                                       2,477,888          2,451,012          2,471,680          2,450,280
                                                           ===========        ===========        ===========        ===========

       Basic earnings per common share                     $      0.36        $      0.22        $      1.07        $      0.58
                                                           ===========        ===========        ===========        ===========

                                                                Three Months Ended                   Nine Months Ended
                                                                     June 30,                             June 30,
                                                                     --------                             --------
                                                              2003               2002               2003               2002
                                                           -----------        -----------        -----------        -----------
      Diluted Earnings Per Common Share:
      Numerator:
          Net Income                                       $  892,407         $  528,458         $2,651,848         $1,413,366
                                                           ==========         ==========         ==========         ==========
      Denominator:
          Weighted average common shares
            outstanding for basic earnings per
            common share                                    2,477,888          2,451,012          2,471,680          2,450,280
          Add: Dilutive effects of assumed
            exercise of stock options, net
            of tax benefits                                    31,992             27,257             28,495             34,783
                                                           ----------         ----------         ----------         ----------
          Weighted average common and
            dilutive potential common shares
            outstanding                                     2,509,880          2,478,269          2,500,175          2,485,063
                                                           ==========         ==========         ==========         ==========

      Diluted earnings per common share                    $     0.36         $     0.21         $     1.06         $     0.57
                                                           ==========         ==========         ==========         ==========

3.    COMMITMENTS

      At June 30, 2003 and September 30, 2002, the Company had outstanding commitments to originate and purchase loans totaling $53.4 million and $35.6 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

4.    INTANGIBLE ASSETS

      As of June 30, 2003 and September 30, 2002 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month and nine-month periods ended June 30, 2003 and 2002.

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

      In December 2002, the FASB issued SFAS No, 148, "Accounting for Stock-Based Compensation - Transition and Disclosures - an amendment of SFAS 123" ("SFAS 148"). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The disclosure provisions of this Statement are effective for this quarter ended June 30, 2003 and are included herein. The Company does not currently use the provisions of Statement No. 123 and therefore SFAS No. 148 does not effect the Company's financial position or results of operations.

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

      Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                               Three Months Ended                 Nine Months Ended
                                                                    June 30,                           June 30,
                                                                    --------                           --------
                                                             2003             2002              2003                2002
                                                          -----------      -----------      -------------      -------------
        Net income, as reported                           $   892,407      $   528,458      $   2,651,848      $   1,413,366
        Deduct:  Total stock-based employee
           compensation expense determined under fair
           value based method for all awards, net of
           related tax effects                                 (3,394)          (5,103)            (9,955)           (12,580)
                                                          -----------      -----------      -------------      -------------
                 Pro forma net income                     $   889,013      $   523,355      $   2,641,893      $   1,400,786
                                                          ===========      ===========      =============      =============

        Earnings per common share - basic:
           As reported                                    $       .36   $          .22   $           1.07   $            .58
           Pro forma                                      $       .36   $          .21   $           1.07   $            .57

        Earnings per common share - diluted:
           As reported                                    $       .36   $          .21   $           1.06   $            .57
           Pro forma                                      $       .35   $          .21   $           1.06   $            .56

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2003, compared to September 30, 2002, and the consolidated results of operations for the three months and nine months ended June 30, 2003, compared to the same periods in 2002. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2002.

FINANCIAL CONDITION

Total assets increased by $167.3 million, or 27.5%, to $774.9 million at June 30, 2003, from $607.6 million at September 30, 2002. As described below, the increase was due to increases in total cash and cash equivalents, securities available for sale, loans receivable, and Federal Home Loan Bank of Des Moines
(FHLB) stock.

Total cash and cash equivalents increased by $7.4 million, rising to $14.8 million at June 30, 2003 from $7.4 million at September 30, 2002. The increase was almost entirely due to an increase in interest-bearing deposits in other financial institutions.

The portfolio of securities available for sale increased $148.7 million, or 68.1%, to $366.9 million at June 30, 2003, from $218.2 million at September 30, 2002. The increase reflects the purchase of mortgage-backed securities, primarily with balloon maturities, which have relatively short expected average lives and limited maturity extension.

The portfolio of net loans receivable increased by $4.2 million, or 1.2%, to $346.1 million at June 30, 2003, from $341.9 million at September 30, 2002. The increase reflects increased origination of commercial and multi-family real estate loans on existing and newly constructed properties and the increased origination of commercial business loans. These increases were partially offset by a reduction in one to four family residential mortgage loans as existing originated and purchased loans were repaid in amounts greater than new originations retained in portfolio during the period.

The Company's investment in FHLB stock increased by $5.5 million, increasing to $12.3 million at June 30, 2003 from $6.8 million at September 30, 2002. The increase reflects the increased level of borrowings from the FHLB during the period and the related increase in the required level of stock investment.

The increases in cash and cash equivalents, securities available for sale, loans receivable, and Federal Home Loan Bank stock were funded primarily by increases in deposits and advances from the FHLB.

Deposit balances increased by $77.1 million, or 21.7%, to $432.9 million at June 30, 2003, from $355.8 million at September 30, 2002. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, savings accounts and certificates of deposit in the amounts of $10.3 million, $18.5 million, $2.6 million, and $45.7 million, respectively. The majority of the increase in certificates of deposit is the result of increased deposits by state and local governmental entities.

The balance in advances from the FHLB increased by $94.6 million, or 75.6%, to $219.7 million at June 30, 2003, from $125.1 million at September 30, 2002. The balance in securities sold under agreements to repurchase decreased by $4.1 million, or 5.8%, to $66.1 million at June 30, 2003, from $70.2 million at September 30, 2002. The increase in FHLB advances, net of the decrease in securities sold under agreements to repurchase, was used to fund balance sheet growth during the period.

Total shareholders' equity decreased $100,000 to $44.5 million at June 30, 2003, from $44.6 million at September 30, 2002. The decrease in shareholders' equity reflects earnings during the period, which were partially offset by the payment of cash dividends to shareholders and an increase in unrealized loss on securities available for sale in accordance with SFAS 115.

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

At June 30, 2003, the Company had loans delinquent 30 days and over totaling $2.7 million, or 0.76% of total loans compared to $6.7 million, or 1.93% of total loans at September 30, 2002. The decrease is due primarily to three commercial and multi-family real estate loans totaling $3.5 million that were brought current during the period.

At June 30, 2003, commercial and multi-family real estate loans delinquent 30 days and over totaled $513,000, or 0.15% of the total loan portfolio as compared to $3.9 million, or 1.12% of total loans at September 30, 2002. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At June 30, 2003, agricultural operating loans delinquent 30 days and over totaled $843,000, or 0.24% of the total loan portfolio as compared to $1.5 million, or 0.42% of total loans at September 30, 2002. Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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


                                            June 30, 2003     September 30, 2002
                                            -------------     -----------------
                                                  (Dollars in Thousands)
Non-accruing loans:
     One-to four family                        $  176              $   51
     Commercial and multi-family                  417                 417
     Agricultural real estate                      --                  41
     Consumer                                      32                  --
     Agricultural operating                       293                 394
     Commercial business                          128                 408
                                               ------              ------
       Total non-accruing loans                 1,046               1,311

Accruing loans delinquent 90 days or more         550                 819
                                               ------              ------
       Total non-performing loans               1,596               2,130
                                               ------              ------

Restructured loans:
     Agricultural operating                        34                   9
     Commercial business                           32                  71
                                               ------              ------
       Total  restructured loans                   66                  80
                                               ------              ------

Foreclosed assets:
     One-to four family                           213                  --
     Commercial real estate                       912               1,310
     Consumer                                       7                  18
     Agricultural operating                         7                  --
     Commercial business                          193                  --
                                               ------              ------
       Total foreclosed assets                  1,332               1,328
       Less: Allowance for losses                  --                  --
                                               ------              ------
       Total foreclosed assets, net             1,332               1,328
                                               ------              ------

Total non-performing assets                    $2,994              $3,538
                                               ======              ======

Total as a percentage of total assets            0.39%               0.58%
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

On the basis of management's review of its loans and other assets, at June 30, 2003, the Company had classified a total of $9.6 million of its assets as substandard, $62,000 as doubtful and none as loss as compared to classifications at September 30, 2002 of $13.5 million substandard, $114,000 doubtful and none as loss.

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

At June 30, 2003, the Company has established an allowance for loan losses totaling $5.0 million. The allowance represents approximately 311% of the total non-performing loans at June 30, 2003 as compared to approximately 220% of the total non-performing loans at September 30, 2002.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the nine-month periods ended June 30, 2003 and 2002:

                                                    2003              2002
                                                 ---------          ---------
                                                         (In Thousands)
         Balance, September 30,                  $   4,693          $   3,869
           Charge-offs                                (106)              (263)
           Recoveries                                   30                 45
           Additions charged to operations             350                715
                                                 ---------          ---------
         Balance, June 30,                       $   4,967          $   4,366
                                                 =========          =========

The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances, changes in the underlying collateral of the loan portfolio, or regulatory comment.

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both June 30, 2003 and September 30, 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

RESULTS OF OPERATIONS

General. For the three months ended June 30, 2003, the Company recorded net income of $892,000 compared to net income of $528,000 for the same period in 2002. For the nine months ended June 30, 2003, net income was $2,652,000 compared to $1,413,000 for the same period in 2002. Both periods reflect increases in net interest income and noninterest income, and a decrease in provision for loan losses, offset in part by increases in noninterest expense and tax expense.

Net Interest Income. Net interest income increased by $320,000, or 8.9%, to $3,931,000 for the three months ended June 30, 2003 from $3,611,000 for the same period in 2002. For the nine months ended June 30, 2003, net interest income increased $2,126,000, or 21.5%, to $12,004,000 from $9,878,000 for the same period in 2002. The increase in net interest income is due primarily to increases in the average balance of interest-earning assets of $174.6 million and $140.5 million for the three-month and nine-month periods, respectively. Net interest income reflects a decrease in the net yield on average earning assets between the comparable periods. For the three months ended June 30, 2003, the net yield on average earning assets was 2.17% compared to 2.63% for the same period in 2002. For the nine months ended June 30, 2003, the net yield on average earning assets was 2.38% compared to 2.48% for the same period in 2002. The decrease is due primarily to the overall increase in net earning assets between the comparable periods through the purchase of mortgage-backed securities with short expected average lives at relatively lower spreads to funding costs.

Provision for Loan Losses. For the three months ended June 30, 2003, the provision for loan losses was $67,000 compared to $280,000 for the same period in 2002. For the nine months ended June 30, 2003, the provision for loan losses was $350,000 compared to $715,000 for the same period in 2002. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio. See "Non-Performing Assets and Allowance for Loan Losses."

Noninterest Income. Noninterest income increased $292,000, or 50.3%, to $873,000 for the three months ended June 30, 2003 from $581,000 for the same period in 2002. For the nine months ended June 30, 2003, noninterest income increased $779,000, or 39.0%, to $2,779,000 from $2,000,000 for the same period in 2002.
The increase in noninterest income for both periods reflects increases in service charges collected on deposit accounts and loan fees on sold loans. In addition, non-interest income for the nine month period increased due to a $134,000 gain on the sale of a drive-up branch facility and gain on sales of securities available for sale, which were partially offset by a decrease in commissions received through the Company's brokerage subsidiary.

Noninterest Expense. Noninterest expense increased $215,000, or 6.8%, to $3,399,000 for the three months ended June 30, 2003, from $3,184,000 for the same period in 2002. For the nine months ended June 30, 2003, noninterest expense increased $1,333,000, or 14.6%, to $10,479,000 from $9,146,000 for the same period in 2002. The increase in noninterest expense reflects the costs associated with opening new offices during the period. In November 2001, the Company opened its third Des Moines, Iowa, location and in November 2002, the Company opened its newly constructed facility in Urbandale, Iowa, which serves as the Company's Des Moines area main office. Noninterest expense also increased $501,000 for the nine-month period due to prepayment fees associated with the early extinguishment of FHLB advances, which were repaid in conjunction with the sale of securities available for sale and early repayments received on loans.

Income Tax Expense. Income tax expense was $447,000 for the three months ended June 30, 2003 compared to $200,000 for the same period in 2002. For the nine months ended June 30, 2003, income tax expense was $1,302,000 compared to $604,000 for the same period in 2002. The increase for both periods reflects the increase in the level of taxable income between the comparable periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2003, the Company had commitments to originate and purchase loans totaling $53.4 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at June 30, 2003 which, at that date, exceeded the capital adequacy requirements:

                                                                                                           Minimum Requirement
                                                                                                                To Be Well
                                                                                   Minimum Requirement      Capitalized Under
                                                                                   For Capital Adequacy     Prompt Corrective
                                                                  Actual                 Purposes           Action Provisions
                                                                  ------                 --------           -----------------
At June 30, 2003                                               Amount   Ratio         Amount   Ratio          Amount   Ratio
----------------                                              --------  -----         -------  -----         --------  -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                          $50,606  12.2%         $33,321  8.0%           $41,651  10.0%
        Security                                                 4,602  15.4            2,391  8.0              2,988  10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                           45,900  11.0           16,660  4.0             24,990  6.0
        Security                                                 4,289  14.4            1,195  4.0              1,793  6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                           45,900  6.5            28,125  4.0             35,157  5.0
        Security                                                 4,289  6.6             2,586  4.0              3,233  5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                           45,900  7.2            25,447  4.0             31,809  5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 2003, First Federal and Security exceeded minimum requirements for the well-capitalized category, and are considered to be "well capitalized."

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

Presented below, as of June 30, 2003 and September 30, 2002, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at June 30, 2003 and September 30, 2002 was more sensitive to declining interest rates than to increasing interest rates. This reflects management's effort to manage the Company's interest rate sensitivity in light of the significant decline in interest rates during the periods. With interest rates at historically low levels, management believes there is less risk from interest rates declining substantially from current levels than from the potential increase in interest rates. The Company's sensitivity to declining interest rates exceeded the established limits at September 30, 2002; however, the Board considered this to be acceptable given the interest rate environment.

                                                 At June 30, 2003            At September 30, 2002
  Change in Interest Rates    Board Limit     ----------------------        ------------------------
     (Basis Points)            % Change       $ Change      % Change        $ Change        % Change
     --------------           ----------      --------      --------        --------        --------
                                                             (Dollars in Thousands)
          +200 bp                (40)%        $  1,139          3%          $  1,543            4%
          +100 bp                (25)            1,372          4              1,898            5
             0 bp                 --                --         --                 --           --
          -100 bp                (10)           (2,756)        (8)            (4,362)         (12)
          -200 bp                (15)           (3,975)       (12)            (8,873)         (25)

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

Part I.  Financial Information
Item 4.  Disclosure Controls and Procedures


Disclosure Controls and Procedures

With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and as of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              31.1    Section 302 certification of Chief Executive Officer.
              31.2    Section 302 certification of Chief Financial Officer.
              32.1    Section 906 certification of Chief Executive Officer.
              32.2    Section 906 certification of Chief Financial Officer.

         (b)  Reports on Form 8-K:

              During the three month period ended June 30, 2003, the Registrant filed current reports on Form 8-K as follows:

                 1. Form 8-K dated April 18, 2003 to report the issuance of a press release announcing earnings for the three-month and six-month periods ended March 31, 2003.

                 2. Form 8-K dated June 25, 2003 to report the issuance of a press release announcing the completion of the purchase of shares by the Trustee of the Company's Employee Stock Ownership Plan.



All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MIDWEST FINANCIAL, INC.



Date:   August 14, 2003          By: /s/ James S. Haahr
                                     ------------------------------------------
                                     James S. Haahr, Chairman of the Board,
                                     President and Chief Executive Officer



Date:   August 14, 2003          By: /s/ Donald J. Winchell
                                     ------------------------------------------
                                     Donald J. Winchell, Senior Vice President,
                                     Treasurer and Chief Financial Officer