Form 10-K
period 2003-09-30
FIRST MIDWEST FINANCIAL INC
filed 2003-12-29
CIK 907471

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-22140.

                          FIRST MIDWEST FINANCIAL, INC.
                (Name of registrant as specified in its charter)

           Delaware                                               42-1406262
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     Fifth at Erie, Storm Lake, Iowa                                50588
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |_| NO |X|

      As of March 31, 2003, the Registrant had issued and outstanding 2,493,949 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of March 31, 2003, was $29.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K -- Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2003. PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during January 2004.

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

      First Federal and Security (collectively, the "Banks") are the only direct, active banking subsidiaries of First Midwest. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through the Banks, provides a full range of financial services. The principal business of First Federal historically has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in First Federal's market area. First Federal's lending activities have expanded to include an increased emphasis on originations of commercial and multi-family real estate loans and commercial business loans. The principal business of Security has been and continues to be attracting retail deposits from the general public and investing those funds in agricultural real estate and operating loans, commercial and multi-family real estate loans, one- to four-family residential loans and, to a lesser extent, commercial business and consumer loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. At September 30, 2003, the Company had total assets of $772.3 million, deposits of $435.6 million, and shareholders' equity of $43.0 million.

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

      First Services Trust Company, established in April 2002 as a wholly-owned subsidiary of First Midwest, provides a full range of trust services. First Midwest Financial Capital Trust, also a wholly-owned subsidiary of First Midwest, was established in July 2001 for the purpose of issuing Company Trust Preferred Securities.

      First Midwest and the Banks are subject to comprehensive regulation. See "Regulation" herein.

      The executive offices of the Company are located at Fifth at Erie, Storm Lake, Iowa 50588. Its telephone number at that address is (712) 732-4117.

Market Area

      First Federal Savings Bank of the Midwest has four divisions: First Federal Savings Bank Storm Lake/Northwest Iowa (FFSL), , Brookings Federal Bank
(BFB), Iowa Savings Bank (ISB), and First Federal Savings Bank Sioux Falls
(FFSF). First Federal's headquarters is located on the corner of Fifth and Erie streets in Storm Lake, Iowa. FFSL operates a total of six offices in Storm Lake, Lake View, Laurens, Manson, Odebolt and Sac City, Iowa. BFB operates one office in Brookings, South Dakota. ISB operates four offices in Des Moines, West Des Moines and Urbandale, Iowa. FFSF operates one office in Sioux Falls with plans to open a second office in 2004.

      Security State Bank operates its business through three full-service offices in Casey, Menlo and Stuart, Iowa.

      The Company's primary market area includes the Iowa counties of Adair, Buena Vista, Calhoun, Dallas, Guthrie, Ida, Pocahontas, Polk and Sac, and the South Dakota counties of Brookings, Lincoln and Minnehaha.

      Iowa ranks sixth lowest nationally in business costs (Economy.com Inc.
2003), among the top ten states for "technology sophistication" in K-12 schools (Market Data Retrieval), third most favorable business liability climate in the nation (Harris Interactive Survey, U.S. Chamber of Commerce, 2003), second "most livable" state in the nation (Morgan Qullno State Rankings, 2003), and has low corporate income taxes.

      South Dakota ranks first in "entrepreneurial friendliness" (Small Business Survival Foundation, 2002), first in students per computer (Technology Courts
2002), is the second "safest" state (FBI, 2001), and has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

      Storm Lake is located in Iowa's Buena Vista County approximately 150 miles northwest of Des Moines and 200 miles south of Minneapolis. Like much of the State of Iowa, Storm Lake and the surrounding market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista Regional Medical Center, Tyson-Foods, Bil Mar Foods of Iowa, and Buena Vista University, which currently enrolls 1,257 full-time students at its Storm Lake campus and employs 81 full-time faculty members.

      Brookings is located in east central South Dakota's Brookings County, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis. BFB's market area encompasses approximately a 30-mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 10,561 students enrolled for the 2003 fall term and employs 420 full-time faculty members. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics and Twin City Fan. The Brookings division operates from an office located in downtown Brookings.

      Des Moines, Iowa's capitol, is located in central Iowa. The Des Moines market area encompasses Polk County and surrounding counties. ISB's main office is located in a high growth area just off I-80 at the intersection of two major streets in Urbandale. The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall. The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area. The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines. The Des Moines metro area is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices. Major employers include Principle Life Insurance Company, Des Moines Community Schools, Central Iowa Hospital Corporation, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., Wells Fargo Home Mortgage Inc., Pioneer Hi Bred International Inc., Bridgestone/Firestone, Communications Data Services Inc., and Meredith Corporation. Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University - Osteopathic Medical Center, Grand View College, AIB College of Business, and Upper Iowa University. Unemployment rate in the Des Moines metro area was 3.2% as of October 2003.

      Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis. The Sioux Falls market area encompasses Minnehaha and Lincoln counties. Sioux Falls ranks third in a national list of top cities to start a company according to a report by Cognetics, Inc. (Kiplinger Report, April 2001). Sioux Falls received an "A+" on Zero Population Growth's 2001 Kid-Friendly Cities Report Card, excelling in health, public safety, education, economics, environment, and community life; ranking third out of 140 cities. The city was called a "Diamond in the Rough" as a great smaller market for businesses to make a move. The magazine cited the community's growth rates as a hugh opportunity and recognized the state's friendly tax laws. (Sales & Marketing Management April 2002.) The bank is located at a high-traffic intersection of Minnesota and 33rd in the heart of Sioux Falls. The second location, expected to open in 2004, is located at the high-traffic intersection of 12th and Elmwood. Major employers in the area include Sioux Valley Hospital, Avera McKennan Hospital, John Morrell & Company, Gateway, Inc., and Hy-Vee Food Stores. Sioux Falls is home to Augustana College with 2003 fall enrollment of 1,848 and The University of Sioux Falls with 2003 fall enrollment of 1,485. Unemployment rate in Sioux Falls was 2.6% as of September 2003.

      Security's main office operates in Stuart, which is located in west-central Iowa on the border of Adair and Guthrie counties, approximately 40 miles west of Des Moines. Security's market area is highly dependent on farming and agriculture. Local businesses include Agri-Drain Corporation, Cardinal Glass, Rose Acre Farms, Wausau Supply and Schafer Systems, Inc. In addition, a large number of area residents commute to the Des Moines metro area for work. In recent years, efforts of the West Central I-80 Development Corporation have resulted in significant development of new service-related businesses in the area, associated with the westward expansion of Des Moines and direct interstate highway access. Seven industrial parks exist in these two counties with rail access recently added to the Stuart area. This development provides economic diversity to Security's market area.

      Several of the Company's market areas are dependant on agriculture-related businesses. Iowa land values are currently near the all-time high of 1981. Agriculture-related businesses in recent years have performed well due to a relatively stable agricultural environment in the Company's market area. Generally low commodity prices have challenged area farmers over the past few years; however, commodity prices have improved over the past year to help stabilize the agricultural economy. Although there has been minimal effect observed to date, an extended period of low commodity prices could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company's market area.

Lending Activities

      General. Historically, the Company has originated fixed-rate, one- to four-family mortgage loans. In the early 1980's, the Company began to focus on the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate residential mortgage loans. The Company, however, has continued to originate fixed-rate residential mortgage loans in response to consumer demand, although most such loans are sold in the secondary market. See "Management's Discussion and Analysis -- Asset/Liability Management" in the Annual Report.

      While the Company historically has focused its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates and purchases commercial and multi-family real estate loans and originates consumer, commercial business, residential and commercial construction and agriculturally related loans. The Company originates most of its loans in its primary market area. More recently, the Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on all types of commercial lending. At September 30, 2003, the Company's net loan portfolio totaled $349.7 million, or 45.3% of the Company's total assets.

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

      At September 30, 2003, the Company's largest lending relationship to a single borrower or group of related borrowers totaled $9.8 million. This lending relationship has total borrowings outstanding with the Company of $23.8 million, with $14.0 million sold to other participants. The Company had twenty-two other lending relationships in excess of $3.0 million as of September 30, 2003 with the average outstanding balance of such loans totaling approximately $4.4 million. At September 30, 2003, each of these loans was performing in accordance with its repayment terms.

      Loan Portfolio Composition. The following table provides information about the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                    September 30,
                                              ------------------------------------------------------------------------------------
                                                        2003                            2002                          2001
                                              ------------------------        ------------------------       ---------------------
                                                Amount         Percent         Amount          Percent        Amount       Percent
                                              --------        --------        --------        --------       --------     --------
Real Estate Loans
   One- to four-family ...................    $ 52,193            14.4%       $ 72,678            20.5%      $ 95,612         27.9%
   Commercial and multi-family ...........     171,791            47.2         151,806            42.9        123,636         36.0
   Agricultural ..........................      11,639             3.2          12,067             3.4         11,729          3.4
   Construction or development ...........      19,435             5.3          25,745             7.3         21,884          6.4
                                              --------        --------        --------        --------       --------     --------
   Total real estate loans ...............     255,058            70.1         262,296            74.1        252,861         73.7
                                              --------        --------        --------        --------       --------     --------

Other Loans:
   Consumer Loans:
      Home equity ........................      18,126             5.0          14,669             4.2         17,458          5.1
      Automobile .........................       3,271             0.9           3,287             0.9          4,160          1.2
      Other(1) ...........................       5,237             1.4           5,637             1.6          6,551          1.9
                                              --------        --------        --------        --------       --------     --------
        Total consumer loans .............      26,634             7.3          23,593             6.7         28,169          8.2
   Agricultural operating ................      22,599             6.2          25,308             7.1         25,253          7.4
   Commercial business ...................      59,468            16.4          42,844            12.1         36,773         10.7
                                              --------        --------        --------        --------       --------     --------
        Total other loans ................     108,701            29.9          91,745            25.9         90,195         26.3
                                              --------        --------        --------        --------       --------     --------
        Total loans ......................     363,759           100.0%        354,041           100.0%       343,056        100.0%
                                                              ========                        ========                    ========

Less:
   Loans in process ......................       8,895                           7,155                          5,859
   Deferred fees and discounts ...........         210                             256                            266
   Allowance for losses ..................       4,962                           4,693                          3,869
                                              --------                        --------                       --------

   Total loans receivable, net ...........    $349,692                        $341,937                       $333,062
                                              ========                        ========                       ========

                                                                    September 30,
                                              --------------------------------------------------------
                                                        2000                            1999
                                              ------------------------        ------------------------
                                               Amount          Percent         Amount          Percent
                                              --------        --------        --------        --------
Real Estate Loans
   One- to four-family ...................    $105,702            31.6%       $110,317            34.8%
   Commercial and multi-family ...........     103,595            31.0          85,793            27.1
   Agricultural ..........................      10,895             3.3           9,874             3.1
   Construction or development ...........      31,301             9.4          28,379             9.0
                                              --------        --------        --------        --------
   Total real estate loans ...............     251,493            75.3         234,363            74.0
                                              --------        --------        --------        --------

Other Loans:
   Consumer Loans:
      Home equity ........................      18,144             5.4          14,834             4.7
      Automobile .........................       2,596              .8           3,861             1.3
      Other(1) ...........................       5,743             1.7           4,731             1.4
                                              --------        --------        --------        --------
        Total consumer loans .............      26,483             7.9          23,426             7.4
   Agricultural operating ................      26,810             8.0          29,284             9.2
   Commercial business ...................      29,332             8.8          29,942             9.4
                                              --------        --------        --------        --------
        Total other loans ................      82,625            24.7          82,652            26.0
                                              --------        --------        --------        --------
        Total loans ......................     334,118           100.0%        317,015           100.0%
                                                              ========                        ========

Less:
   Loans in process ......................       5,424                          10,494
   Deferred fees and discounts ...........         401                             350
   Allowance for losses ..................       3,590                           3,093
                                              --------                        --------

   Total loans receivable, net ...........    $324,703                        $303,078
                                              ========                        ========

----------
(1) Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                      September 30,
                                                         -------------------------------------------------------------------------
                                                                 2003                      2002                       2001
                                                         --------------------      --------------------       --------------------
                                                          Amount      Percent       Amount      Percent        Amount      Percent
                                                         --------    --------      --------    --------       --------    --------
                                                                                  (Dollars in Thousands)
Fixed Rate Loans
 Real estate:
   One- to four-family ...............................   $ 36,655        10.1%     $ 45,387        12.8%      $ 55,521        16.2%
   Commercial and multi-family .......................     95,976        26.4        72,658        20.5         40,778        11.9
   Agricultural ......................................      5,311         1.5         5,498         1.6          5,605         1.6
   Construction or development .......................     11,528         3.1         2,788         0.8          5,545         1.6
                                                         --------    --------      --------    --------       --------    --------
      Total fixed-rate real estate loans .............    149,470        41.1       126,331        35.7        107,449        31.3
   Consumer ..........................................     17,889         4.9        20,282         5.7         25,834         7.5
   Agricultural operating ............................      5,238         1.4         9,339         2.6          7,402         2.2
   Commercial business ...............................     27,967         7.7        14,455         4.1         14,986         4.4
                                                         --------    --------      --------    --------       --------    --------
      Total fixed-rate loans .........................    200,564        55.1       170,407        48.1        155,671        45.4
                                                         --------    --------      --------    --------       --------    --------

Adjustable Rate Loans:
 Real estate:
   One- to four-family ...............................     15,538         4.3        27,291         7.7         40,091        11.7
   Commercial and multi-family .......................     75,815        20.8        79,148        22.4         82,858        20.5
   Agricultural ......................................      6,328         1.7         6,569         1.9          6,124         1.8
   Construction or development .......................      7,907         2.2        22,957         6.5         16,339         4.8
                                                         --------    --------      --------    --------       --------    --------
      Total adjustable-rate real estate loans ........    105,588        29.0       135,965        38.5        145,412        42.4
   Consumer ..........................................      8,745         2.4         3,311         0.9          2,335          .7
   Agricultural operating ............................     17,361         4.8        15,969         4.5         17,851         5.2
   Commercial business ...............................     31,501         8.7        28,389         8.0         21,787         6.4
                                                         --------    --------      --------    --------       --------    --------
      Total adjustable rate loans ....................    163,195        44.9       183,634        51.9        187,385        54.6
                                                         --------    --------      --------    --------       --------    --------
     Total loans .....................................    363,759       100.0%      354,041       100.0%       343,056       100.0%
                                                                     ========                  ========                   ========

Less:
   Loans in process ..................................      8,895                     7,155                      5,859
   Deferred fees and discounts .......................        210                       256                        266
   Allowance for losses ..............................      4,962                     4,693                      3,869
                                                         --------                  --------                   --------
     Total loans receivable, net .....................   $349,692                  $341,937                   $333,062
                                                         ========                  ========                   ========

                                                                          September 30,
                                                         -----------------------------------------------
                                                                 2000                       1999
                                                         --------------------       --------------------
                                                          Amount      Percent        Amount      Percent
                                                         --------    --------       --------    --------
                                                                      (Dollars in Thousands)
Fixed Rate Loans
 Real estate:
   One- to four-family ...............................   $ 50,813        15.2%      $ 52,943        16.7%
   Commercial and multi-family .......................     35,277        10.6         34,326        10.8
   Agricultural ......................................      3,147          .9          5,080         1.6
   Construction or development .......................      4,001         1.2          2,322          .8
                                                         --------    --------       --------    --------
      Total fixed-rate real estate loans .............     93,238        27.9         94,671        29.9
   Consumer ..........................................     25,066         7.5         21,803         6.9
   Agricultural operating ............................     10,396         3.1         14,896         4.7
   Commercial business ...............................     14,215         4.3         23,206         7.3
                                                         --------    --------       --------    --------
      Total fixed-rate loans .........................    142,915        42.8        154,576        48.8
                                                         --------    --------       --------    --------

Adjustable Rate Loans:
 Real estate:
   One- to four-family ...............................     54,889        16.4         57,374        18.1
   Commercial and multi-family .......................     68,318        20.5         51,467        16.2
   Agricultural ......................................      7,748         2.3          4,794         1.6
   Construction or development .......................     27,300         8.2         26,057         8.2
                                                         --------    --------       --------    --------
      Total adjustable-rate real estate loans ........    158,255        47.4        139,692        44.1
   Consumer ..........................................      1,417          .4          1,623          .5
   Agricultural operating ............................     16,414         4.9         14,388         4.5
   Commercial business ...............................     15,117         4.5          6,736         2.1
                                                         --------    --------       --------    --------
      Total adjustable rate loans ....................    191,203        57.2        162,439        51.2
                                                         --------    --------       --------    --------
     Total loans .....................................    334,118       100.0%       317,015       100.0%
                                                                     ========                   ========

Less:
   Loans in process ..................................      5,424                     10,494
   Deferred fees and discounts .......................        401                        350
   Allowance for losses ..............................      3,590                      3,093
                                                         --------                   --------
     Total loans receivable, net .....................   $324,703                   $303,078
                                                         ========                   ========

      The following table illustrates the interest rate sensitivity of the Company's loan portfolio at September 30, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                       Real Estate
                         -----------------------------------------
                                                                                                   Agricultural
                             Mortgage(1)           Construction             Consumer                 Operating
                         ------------------    -------------------     -------------------      ------------------
                                   Weighted               Weighted                Weighted                Weighted
                                    Average                Average                 Average                 Average
                          Amount     Rate       Amount      Rate        Amount       Rate        Amount     Rate
                         --------  --------    --------   --------     --------   --------      --------  --------
                                                           (Dollars in Thousands)
Due During Years
Ending September 30
2004(2)                  $ 91,891    5.93%     $ 12,735     6.46%      $ 13,021      5.78%      $ 17,989    6.42%
2005-2008                 103,798    6.28         6,116     6.38         10,094      7.33          3,502    6.18
2009 and following         39,934    6.43           584     4.50          3,519      7.56          1,108    6.48

                            Commercial
                              Business                 Total
                         -------------------    ------------------
                                    Weighted              Weighted
                                     Average               Average
                          Amount       Rate      Amount     Rate
                         --------   --------    --------  --------
                                    (Dollars in Thousands)
Due During Years
Ending September 30
2004(2)                  $ 35,092      5.45%    $170,728    5.91%
2005-2008                  22,960      5.51      146,470    6.23
2009 and following          1,416      6.04       46,561    6.48

----------
(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

      The total amount of loans due after September 30, 2004 which have predetermined interest rates is $153.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $100.9 million.

      One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 2003, the Company's one- to four-family residential mortgage loan portfolio totaled $52.2 million, or 14.4% of the Company's total gross loan portfolio. Approximately 11.0% of the Company's one- to four-family mortgage loans or 1.6% of the Company's gross loans have been purchased, generally from other financial institutions. The majority of these are ARM loans. See "--Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." At September 30, 2003, the average outstanding principal balance of a one- to four-family residential mortgage loan was $54,000.

      The Company offers fixed-rate and ARM loans. During the year ended September 30, 2003, the Company originated $1.7 million of adjustable-rate loans and $76.2 million of fixed-rate loans secured by one- to four-family residential real estate, of which approximately $31.6 million was held in portfolio. The Company's one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

      Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market standards, i.e., Fannie Mae, Ginnie Mae, and Freddie Mac standards. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. The Company currently sells most, but not all, of its fixed-rate loans with terms greater than 15 years. Historically, the Company had held in portfolio a higher percentage of its fixed rate mortgage loans.

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

      Commercial and Multi-Family Real Estate Lending. The Company is also engaged in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. At September 30, 2003, the Company's commercial and multi-family real estate loan portfolio totaled $171.8 million, or 47.2% of the Company's total gross loan portfolio. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and Northwest. See " - Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." The Company, in order to supplement its loan portfolio and consistent with management's objectives to expand the Company's commercial and multi-family loan portfolio, purchased $26.2 million, $24.5 million, and $24.0 million of such loans during fiscal 2003, 2002 and 2001, respectively. At September 30, 2003, $417,000 or 0.2% of the Company's commercial and multi-family real estate loans were non-performing. See " -- Non-Performing Assets, Other Loans of Concern and Classified Assets."

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

      At September 30, 2003, the Company's largest commercial and multi-family real estate loan was a $7.4 million loan secured by residential housing developments. The Company had eighteen other commercial and/or multi-family loans in excess of $3.0 million at such date. All of these loans are currently performing in accordance with their terms. At September 30, 2003, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was $545,000.

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

      Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 2003, the Company's construction loan portfolio totaled $19.4 million, or 5.3% of the Company's total gross loan portfolio.

      Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2003, the Company had $1.4 million of construction loans to borrowers intending to live in the properties upon completion of construction.

      Generally, construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans are generally 1%.

      Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, hotels or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 2003, the Company had approximately $18.0 million of loans for the construction of commercial and multi-family real estate. This amount consisted of three loans totaling $496,000 for the construction of non-owner occupied single family residences, two loans totaling $2.9 million for the construction of churches, and nine loans totaling $14.6 million for the construction of commercial facilities. All of these loans were performing in accordance with their terms at September 30, 2003.

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

      Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 2003, the Company had agricultural real estate loans secured by farmland of $11.6 million or 3.2% of the Company's gross loan portfolio. At the same date, $22.6 million, or 6.2% of the Company's gross loan portfolio, consisted of secured loans related to agricultural operations.

      Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 2003, the average outstanding principal balance of an agricultural operating loan held by the Company was $47,000. At September 30, 2003, $291,000, or 1.3%, of the Company's agricultural operating loans were non-performing.

      Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter. In addition, such loans generally amortize over a period of ten to 20 years. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. At September 30, 2003, none of the Company's agricultural real estate portfolio was non-performing.

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

      Consumer Lending. The Company offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, federally guaranteed student loans, and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 2003, the Company's consumer loan portfolio totaled $26.6 million, or 7.3% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 2003, most were short- and intermediate-term, fixed-rate loans.

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

      Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2003, 17,000, or 0.1%, of the Company's consumer loan portfolio was non-performing.

      Commercial Business Lending. The Company also originates commercial business loans. Most of the Company's commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 2003, $59.5 million, or 16.4% of the Company's total gross loan portfolio was comprised of commercial business loans.

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

      The largest commercial business loan outstanding at September 30, 2003 was a $7.9 million warehouse line of credit secured primarily by the assignment of automobile contracts and new and used automobiles. The next largest commercial business loan outstanding at September 30, 2003 was a $5.8 million loan secured by operating assets used in the manufacture and sale of commercial signs. The Company had ten other commercial business loans outstanding in excess of $1.0 million at September 30, 2003. All of these loans are currently performing in accordance with their terms. At September 30, 2003, the average outstanding principal balance of a commercial business loan held by the Company was $142,000.

      Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 2003, $126,000 or 0.2% of the Company's commercial business loan portfolio was non-performing.

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

      The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 2003, there were no loans outstanding sold with recourse. When loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services loans that it originated and sold totaling $48.1 million at September 30, 2003, of which $26.0 million were sold to Fannie Mae and $22.1 million were sold to others.

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

                                                                                           September 30,
                                                                            ------------------------------------------
                                                                               2003             2002            2001
                                                                            ---------        ---------        --------
                                                                                       (Dollars in Thousands)
Originations by type:
   Adjustable rate:
      Real estate - one- to four-family ......................              $   1,748        $   1,892        $  1,957
           - commercial and multi-family .....................                 24,452           23,781           5,691
           - agricultural real estate ........................                  5,861            3,807           3,622
      Non-real estate - consumer .............................                 10,424            3,161           7,288
           - commercial business .............................                 68,088           83,479          31,016
           - agricultural operating ..........................                 25,133           20,036          23,748
                                                                            ---------        ---------        --------
      Total adjustable-rate ..................................                135,706          136,156          73,322
                                                                            ---------        ---------        --------

   Fixed rate:
      Real estate - one- to four-family ......................                 76,215           49,493          37,116
           - commercial and multi-family .....................                 52,282           50,848           6,504
      Non-real estate - consumer .............................                 12,578           13,823          17,894
           - commercial business .............................                 33,405           33,277          15,776
           - agricultural operating ..........................                 14,502           16,265           8,980
                                                                            ---------        ---------        --------
      Total fixed-rate .......................................                188,982          163,706          86,270
                                                                            ---------        ---------        --------
      Total loans originated .................................                324,688          299,862         159,592
                                                                            ---------        ---------        --------

Purchases:
Real estate- one-to-four-family ..............................                     --               --           4,735
           - commercial and multi-family .....................                 26,163           24,542          23,960
Non-real estate - commercial business ........................                     --            2,563           4,514
                                                                            ---------        ---------        --------
        Total loans ..........................................                 26,163           27,105          33,209
      Total mortgage-backed securities .......................                428,753          128,494          22,886
                                                                            ---------        ---------        --------
        Total purchased ......................................                454,916          155,599          56,095
                                                                            ---------        ---------        --------

Sales and Repayments:
Sales:
   Real estate - one- to four family .........................                 46,418           21,486          14,085
   Non-real estate - commercial business .....................                     --               --              --
                                                                            ---------        ---------        --------
        Total loans ..........................................                 46,418           21,486          14,085
   Mortgaged-backed securities ...............................                 88,210               --              --
                                                                            ---------        ---------        --------
        Total sales ..........................................                134,628           21,486          14,085
                                                                            ---------        ---------        --------
Repayments:
   Loan principal repayments .................................                294,761          293,241         169,809
   Mortgage-backed securities repayments .....................                185,621           48,519          16,447
                                                                            ---------        ---------        --------
   Total principal repayments ................................                480,382          341,760         186,256
                                                                            ---------        ---------        --------
        Total reductions .....................................                615,010          363,246         200,341
                                                                            ---------        ---------        --------

   Increase (decrease) in other items, net ...................                 (7,067)          (1,389)          4,816
                                                                            ---------        ---------        --------
        Net increase (decrease) ..............................              $ 157,527        $  90,826        $ 20,162
                                                                            ---------        ---------        --------

      At September 30, 2003, approximately $76.3 million, or 21.0%, of the Company's gross loan portfolio consisted of purchased loans. The Company believes that purchasing loans secured by real estate located outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company's business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its operations. However, additional risks are associated with purchasing loans secured by real estate outside of the Company's market area, including the lack of knowledge of the local real estate market and difficulty in monitoring and inspecting the property securing the loans. The Company does not record any adjustments to the allowance for loan losses as a result of these loan purchases.

      The following table provides information regarding the Company's balance of wholly purchased real estate loans and real estate loan participations for each state in which the balance of such loans exceeded $1.0 million at September 30, 2003. Not included in the following table are purchased commercial business loans totaling $631,000, approximately 45% of which are located in the Company's market area.

                                      One- to four-            Commercial and            Construction              Total Purchased
                                      Family Loans              Multi-Family                Loans                       Loans
                                      ------------              ------------                -----                       -----

                                                 Number                    Number                    Number                   Number
                                                  of                         of                        of                       of
           Location                 Balance      Loans       Balance       Loans      Balance        Loans        Balance     Loans
           --------                 -------      -----       -------       -----      -------        -----        -------     -----
                                                                        (Dollars in Thousands)
Arizona ....................        $   34          1        $ 6,516         2        $   --            --        $ 6,550        3
California .................             1          1          2,667         2            --            --          2,668        3
Colorado ...................            --         --          5,105         8            --            --          5,105        8
Iowa .......................           728         18          5,049         6            --            --          5,777       24
Minnesota ..................            --         --          4,053         5            --            --          4,053        5
Missouri ...................           478          9          3,712         3            --            --          4,190       12
Montana ....................            --         --          1,491         1            --            --          1,491        1
North Carolina .............         2,689         13             --        --            --            --          2,689       13
Oregon .....................            --         --             --        --         2,496             1          2,496        1
South Dakota ...............            92          7          3,773         3            --            --          3,865       10
Washington .................           639          2         24,404        10         3,395             1         28,438       13
Wisconsin ..................            --         --          5,596         4            --            --          5,596        4
Other states ...............         1,089         65          1,631         4            --            --          2,720       69
                                    ------        ---        -------        --        ------        ------        -------      ---

   Total ...................        $5,750        116        $63,997        48        $5,891             2        $75,638      166
                                    ======        ===        =======        ==        ======        ======        =======      ===

   Percent of loan Portfolio          11.0%                     37.3%                   30.3%                       20.8%
                                    ======                   =======                  ======                      ======

Non-Performing Assets, Other Loans of Concern, and Classified Assets

      When a borrower fails to make a required payment on real estate secured loans and consumer loans within 16 days after the payment is due, the Company generally initiates collection procedures by mailing a delinquency notice. The customer is contacted again, by written notice or telephone, before the payment is 30 days past due and again before 60 days past due. In most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate foreclosure or repossession.

      Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status until the loan becomes current.

      The following table sets forth the Company's loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2003.

                                                                         Loans Delinquent For:
                                  -------------------------------------------------------------------------------------------------
                                            30-59 Days                         60-89 Days                    90 Days and Over
                                  -------------------------------    ------------------------------    ----------------------------
                                                          Percent                           Percent                         Percent
                                                            of                                of                              of
                                  Number      Amount     Category    Number      Amount    Category    Number     Amount   Category
                                  ------      ------     --------    ------      ------    --------    ------     ------   --------
                                                                         (Dollars in Thousands)
Real Estate:
   One- to four-family .......         1      $   69         .13%         1      $   27        .05%         1     $  156       .30%
   Commercial and multi-
   family ....................        --          --          --         --          --         --          1        417       .24
Consumer .....................        10         111         .42          2          14        .05          2         17       .06
Agricultural operating .......        --          --          --         --          --         --          1        291      1.29
Commercial business ..........         5         757        1.27         --          --         --          3        126       .21
                                  ------      ------                 ------      ------                ------     ------
      Total ..................        16      $  937         .26%         3      $   41        .01%         8     $1,007       .28%
                                  ======      ======                 ======      ======                ======     ======

Delinquencies 90 days and over constituted .28% of total loans and .13% of total assets.

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

                                                                                         September 30,
                                                             ----------------------------------------------------------------------
                                                              2003            2002            2001            2000            1999
                                                             ------          ------          ------          ------          ------
Non-accruing loans:
   One- to four-family .............................         $  156          $   51          $  168          $  206          $  613
   Commercial and multi-family .....................            417             417             464              --           1,055
   Agricultural real estate ........................             --              41              --              37              70
   Consumer ........................................             17              --              33              --             140
   Agricultural operating ..........................            291             394             569              17             285
   Commercial business .............................            126             408             369              51              75
                                                             ------          ------          ------          ------          ------
      Total non-accruing loans .....................          1,007           1,311           1,603             311           2,238

Accruing loans delinquent
   90 days or more .................................             --             819              --              --              --
                                                             ------          ------          ------          ------          ------
      Total non-performing loans ...................          1,007           2,130           1,603             311           2,238
                                                             ------          ------          ------          ------          ------

Restructured Loans:
   Consumer ........................................             --              --              10              --              --
   Agricultural operating ..........................             28               9              14             918             923
   Commercial business .............................             31              71              --              43              53
                                                             ------          ------          ------          ------          ------
      Total restructured loans .....................             59              80              24             961             976
                                                             ------          ------          ------          ------          ------

Foreclosed assets:
   One- to four-family .............................             --              --              --              --              94
   Commercial real estate ..........................            912           1,310             889             430              --
   Consumer ........................................              4              18              51              15              24
   Commercial business .............................            193              --              --              --              25
                                                             ------          ------          ------          ------          ------
      Total ........................................          1,109           1,328             940             445             143
   Less: Allowance for losses ......................             --              --              --              --              --
                                                             ------          ------          ------          ------          ------
      Total foreclosed assets, net .................          1,109           1,328             940             445             143
                                                             ------          ------          ------          ------          ------

   Total non-performing assets .....................         $2,175          $3,538          $2,567          $1,717          $3,357
                                                             ======          ======          ======          ======          ======
   Total as a percentage of total assets ...........            .28%            .58%            .49%            .34%            .66%
                                                             ======          ======          ======          ======          ======

      For the year ended September 30, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $128,000, of which none was included in interest income.

      Non-accruing Loans. At September 30, 2003, the Company had $1.0 million in non-accruing loans, which constituted .28% of the Company's gross loan portfolio. At such date, there were no non-accruing loans or aggregate non-accruing loans to one borrower in excess of $500,000 in net book value.

      Accruing Loans Delinquent 90 Days or More. At September 30, 2003, the Company has no accruing loans delinquent 90 days or more.

      Other Loans of Concern. At September 30, 2003, there were loans totaling $8.5 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of three one- to four-family residential mortgage loans totaling $95,000, six commercial business loans totaling $724,000, six agricultural operating loans totaling $1.7 million, eleven consumer loans totaling $209,000 and three commercial real estate loans totaling $5.8 million.

      Commercial real estate loans of concern at September 30, 2003 included a $4.1 million participation loan secured by a hotel located in Federal Way, Washington. A slow down in the travel industry after 9/11 contributed to delinquency issues with this loan during fiscal 2002. The travel industry is in process of recovering from this slow down and the loan was current at September 30, 2003.

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

      On the basis of management's review of its assets, at September 30, 2003, the Company had classified a total of $9.5 million of its assets as substandard, $33,000 as doubtful and none as loss.

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

      Current economic conditions in the agricultural sector of the Company's market area are generally stable due to improved commodity prices. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to provision for loan losses.

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

      The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                                       September 30
                                                        ---------------------------------------------------------------------------
                                                          2003             2002             2001             2000             1999
                                                        -------          -------          -------          -------          -------
                                                                                   (Dollars in Thousands)
Balance at beginning of period .....................    $ 4,693          $ 3,869          $ 3,590          $ 3,093          $ 2,909

Charge-offs:
   One-to four family ..............................         (4)             (11)             (37)             (65)             (84)
   Agricultural operating ..........................         --              (84)            (308)              --           (1,160)
   Commercial and multi-family .....................        (31)              --               --             (370)              --
   Consumer ........................................        (49)            (139)             (61)            (104)            (202)
   Commercial business .............................        (29)             (86)             (76)            (731)            (420)
                                                        -------          -------          -------          -------          -------
      Total charge-offs ............................       (113)            (320)            (482)          (1,270)          (1,866)
                                                        -------          -------          -------          -------          -------
Recoveries:
   One-to-four family ..............................          2                2                2               --               --
   Consumer ........................................         13               39               29               55               39
   Commercial business .............................         10                4                3               33                8
   Commercial and multi-family .....................         --               --               --               --               --
   Agricultural operating ..........................          7                9               17               39               11
                                                        -------          -------          -------          -------          -------
      Total recoveries .............................         32               54               51              127               58
                                                        -------          -------          -------          -------          -------

      Net charge-offs ..............................        (81)            (266)            (431)          (1,143)          (1,808)
   Additions charged to operations .................        350            1,090              710            1,640            1,992
                                                        -------          -------          -------          -------          -------
   Balance at end of period ........................    $ 4,962          $ 4,693          $ 3,869          $ 3,590          $ 3,093
                                                        =======          =======          =======          =======          =======

   Ratio of net charge-offs during the period to
   average loans outstanding during the period .....        .02%             .08%             .13%             .37%             .63%
                                                        =======          =======          =======          =======          =======

   Ratio of net charge-offs during the period to
   average non-performing assets ...................       2.50%            4.54%           16.04%           64.53%           43.12%
                                                        =======          =======          =======          =======          =======

      For more information on the provision for loan losses, see "Management's Discussion and Analysis - Results of Operations" in the Annual Report.

      The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                         September 30,
                               ---------------------------------------------------------------------------------------------------
                                    2003                2002                 2001                  2000                 1999
                               ---------------    ----------------     ----------------      ----------------     ----------------
                                         Percent             Percent             Percent               Percent              Percent
                                        of Loans            of Loans             of Loans              of Loans             of Loans
                                         in Each             in Each              in Each               in Each              in Each
                                        Category            Category             Category              Category             Category
                                        to Total            to Total             to Total              to Total             to Total
                               Amount    Loans    Amount     Loans     Amount     Loans      Amount     Loans     Amount     Loans
                               ------   ------    ------    ------     ------    ------      ------    ------     ------    ------
                                                                    (Dollars in Thousands)
One- to four-family .......    $  135    14.35%   $  170     20.53%    $  222     27.87%     $  250     31.63%    $  331     34.80%
Commercial and multi-family
real estate ...............     2,390    46.99     2,536     42.88      1,604     36.04       1,183     31.01        772     27.06
Agricultural real estate ..       116     3.20       131      3.41        128      3.42         124      3.26        114      3.11
Construction ..............       122     5.58       129      7.27         88      6.38         125      9.37        123      8.95
Consumer ..................       344     7.32       317      6.66        403      8.21         335      7.93        308      7.39
Agricultural operating ....       628     6.21       639      7.15        617      7.36         611      8.02        806      9.24
Commercial business .......     1,027    16.35       663     12.10        618     10.72         592      8.78        449      9.45
Unallocated ...............       200       --       108        --        189        --         370        --        190        --
                               ------   ------    ------    ------     ------    ------      ------    ------     ------    ------

   Total ..................    $4,962   100.00%   $4,693    100.00%    $3,869    100.00%     $3,590    100.00%    $3,093    100.00%
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

      As of September 30, 2003, the Company's entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company's investment and mortgage-backed securities portfolios, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

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

                                                                                                          September 30,
                                                                                             ---------------------------------------
                                                                                               2003            2002            2001
                                                                                             -------         -------         -------
                                                                                                     (Dollars in Thousands)
Investment Securities:
   Trust preferred securities(1) ...................................................         $23,323         $24,128         $24,680
   Federal agency obligations ......................................................              --              --           5,080
   Municipal bonds .................................................................             606             764           1,023
   Equity investments ..............................................................             494             660             420
   Freddie Mac preferred stock .....................................................             226             191             249
   Fannie Mae common stock .........................................................             140             156             160
   Other ...........................................................................           1,001              --              --
                                                                                             -------         -------         -------
      Subtotal .....................................................................          25,790          25,899          31,612

FHLB stock .........................................................................          10,930           6,843           6,399
                                                                                             -------         -------         -------

      Total investment securities and FHLB stock ...................................         $36,720         $32,742         $38,011
                                                                                             =======         =======         =======

Other Interest-Earning Assets:
   Interest bearing deposits in other financial institutions and Federal
   Funds sold ......................................................................         $ 7,667         $ 6,051         $ 7,750
                                                                                             =======         =======         =======

----------
(1) Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company's total equity. The name and the aggregate market value of securities of each individual issuer are as follows, as of September 30, 2003: Key Corp Capital I, $4.4 million; Bank Boston Capital Trust IV, $4.3 million; BankAmerica Capital III, $4.6 million.

      The composition and maturities of the Company's investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

                                                                                   September 30, 2003
                                                 ----------------------------------------------------------------------------------
                                                               After 1        After 5
                                                                 Year          Years
                                                 1 Year or     Through        Through        After             Total Investment
                                                    Less       5 Years       10 Years      10 Years               Securities
                                                 ---------     --------      ---------     ---------       ------------------------
                                                  Carrying     Carrying       Carrying      Carrying       Amortized         Market
                                                   Value        Value          Value         Value           Cost            Value
                                                 ---------     --------      ---------     ---------       ---------        -------
                                                                              (Dollars in Thousands)
Trust preferred securities ...............        $    --      $    --        $    --       $23,323         $26,741         $23,323
Municipal bonds ..........................            319          287             --            --             585             606
Other ....................................             --        1,001             --            --             998           1,001
                                                  -------      -------        -------       -------         -------         -------

Total investment securities ..............        $   319      $ 1,288        $    --       $23,323         $28,324         $24,930
                                                  =======      =======        =======       =======         =======         =======

Weighted average yield(1) ................           5.90%        5.57%          0.00%         2.66%           2.69%           2.85%

(1) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

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

      CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 2003, the Company held CMOs totaling $3.8 million, all of which were secured by underlying collateral issued under government-sponsored agency programs or residential real estate mortgage loans. Premiums associated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

      At September 30, 2003, $339.7 million or 99.8% of the Company's mortgage-backed securities portfolio had fixed rates of interest and $614,000 or 0.2% of such portfolio had adjustable rates of interest.

      Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2003, $288.8 million or 84.9% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

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

      The following table sets forth the carrying value of the Company's mortgage-backed securities at the dates indicated.

                                                                                                     September 30,
                                                                                    ------------------------------------------------
                                                                                      2003                2002                2001
                                                                                    --------            --------            --------
                                                                                                 (Dollars in Thousands)
Ginnie Mae .............................................................            $ 12,548            $ 23,484            $ 39,490
CMO ....................................................................               3,824              43,259              68,845
Freddie Mac ............................................................             183,899              33,320               3,180
Fannie Mae .............................................................             139,848              92,075               1,952
Privately Issued Mortgage Pass-Through Certificates ....................                 166                 210                 295
                                                                                    --------            --------            --------

      Total ............................................................            $340,285            $192,348            $113,762
                                                                                    ========            ========            ========

      The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 2003. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                                Due in
                                                     -----------------------------------------------------------      -------------
                                                                     After 1           After 5                        September 30,
                                                                       Year             Years                             2003
                                                     1 Year or       Through           Through           After           Balance
                                                        Less         5 Years          10 Years          10 Years       Outstanding
                                                     ---------       -------          --------          --------      -------------
                                                                               (Dollars in Thousands)
Ginnie Mae ...................................          $ --           $ --           $     10           $12,538        $ 12,548
CMO ..........................................            --             --              3,371               453           3,824
Freddie Mac ..................................           184            117            183,460               138         183,899
Fannie Mae ...................................            --             10            130,586             9,252         139,848
Privately Issued Mortgage ....................            --             --                 --               166             166
   Pass-Through Certificates(1) ..............
                                                        ----           ----           --------           -------        --------
        Total ................................          $184           $127           $317,427           $22,547        $340,285
                                                        ====           ====           ========           =======        ========

Weighted average yield .......................          6.62%          8.83%              2.75%             4.72%           2.87%

----------
(1)   This security is rated Aaa by a nationally recognized rating agency.

      At September 30, 2003, the contractual maturity of 6.6% of all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

      The following table sets forth the savings flows at the Company during the periods indicated.

                                                                                     September 30,
                                                                 ------------------------------------------------------
                                                                     2003                 2002                  2001
                                                                 -----------            ---------             ---------
                                                                                 (Dollars in Thousands)
Opening balance .................................                $   355,780            $ 338,782             $ 318,654
Deposits ........................................                  1,528,054              978,256               723,458
Withdrawals .....................................                 (1,457,277)            (972,856)             (718,006)
Interest credited ...............................                      8,996               11,598                14,676
                                                                 -----------            ---------             ---------

   Ending balance ...............................                $   435,553            $ 355,780             $ 338,782
                                                                 ===========            =========             =========

   Net increase .................................                $    79,773            $  16,998             $  20,128
                                                                 ===========            =========             =========

   Percent increase .............................                      22.42%                5.02%                 6.32%
                                                                 ===========            =========             =========

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                             September 30,
                                       -------------------------------------------------------------------------------------------
                                                 2003                             2002                             2001
                                       -------------------------        -------------------------        -------------------------
                                                         Percent                          Percent                          Percent
                                        Amount          of Total         Amount          of Total         Amount          of Total
                                       --------         --------        --------         --------        --------         --------
                                                                          (Dollars in Thousands)
Transactions and Savings
Deposits:
Commercial Demand ...............      $ 17,458             4.01%       $ 11,935             3.35%       $  7,733             2.28%
Passbook Accounts ...............        21,323             4.89          15,064             4.23          12,221             3.61
NOW Accounts ....................        24,603             5.65          20,088             5.65          19,511             5.76
Money Market Accounts ...........        73,572            16.89          55,261            15.53          51,185            15.11
                                       --------         --------        --------         --------        --------         --------

Total Non-Certificate ...........       136,956            31.44         102,348            28.76          90,650            26.76
                                       --------         --------        --------         --------        --------         --------

Certificates:

Variable ........................         2,210             0.51           2,169             0.61           1,011             0.30
0.00 - 1.99% ....................       110,833            25.45          10,252             2.88              --               --
2.00 - 3.99% ....................       130,236            29.90         134,446            37.79          19,598             5.78
4.00 - 5.99% ....................        38,633             8.87          61,541            17.30         106,841            31.54
6.00 - 7.99% ....................        16,685             3.83          45,024            12.66         120,682            35.62
                                       --------         --------        --------         --------        --------         --------

Total Certificates ..............       298,597            68.56         253,432            71.24         248,132            73.24
                                       --------         --------        --------         --------        --------         --------
Total Deposits ..................      $435,553           100.00%       $355,780           100.00%       $338,782           100.00%
                                       ========         ========        ========         ========        ========         ========

      The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 2003.

                                                      0.00 -         2.00-          4.00-        6.00-                    Percent
                                       Variable       1.99%          3.99%          5.99%        7.99%         Total     of Total
                                       --------     --------       --------       --------      --------      --------   --------
                                                                            (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
December 31, 2003 ...............      $    639     $ 45,175       $ 24,354       $  2,282      $  2,531      $ 74,981       25.1%
March 31, 2004 ..................           318       25,304          6,692          3,385         1,176        36,875       12.3
June 30, 2004 ...................           455       12,984         27,403          1,647         1,204        43,693       14.6
September 30, 2004 ..............           209       14,392         11,104          2,500           639        28,844        9.7
December 31, 2004 ...............           217        3,189          8,813            679         1,893        14,791        5.0
March 31, 2005 ..................           271        4,762         10,671            737         1,307        17,748        5.9
June 30, 2005 ...................           101        1,971         11,352          1,394         2,691        17,509        5.9
September 30, 2005 ..............            --        2,023          3,763            731         1,091         7,608        2.5
December 31, 2005 ...............            --          846          6,741            352         3,646        11,585        3.9
March 31, 2006 ..................            --          114          5,376            524           210         6,224        2.1
June 30, 2006 ...................            --           10          1,929            976           297         3,212        1.1
September 30, 2006 ..............            --           60          2,430            700            --         3,190        1.1
   Thereafter ...................            --            3          9,608         22,726            --        32,337       10.8
                                       --------     --------       --------       --------      --------      --------   --------
   Total ........................      $  2,210     $110,833       $130,236       $ 38,633      $ 16,685      $298,597      100.0%
                                       ========     ========       ========       ========      ========      ========   ========

   Percent of total .............          0.74%       37.11%         43.62%         12.94%         5.59%       100.00%
                                       ========     ========       ========       ========      ========      ========

      The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 2003.

                                                                                         Maturity
                                                           ----------------------------------------------------------------------
                                                                            After          After
                                                           3 Months        3 to 6         6 to 12         After
                                                            or Less         Months         Months       12 Months          Total
                                                           --------        -------        -------       ---------        --------
                                                                                       (In Thousands)
Certificates of deposit less than $100,000 .........        $28,453        $16,201        $48,935        $ 95,579        $189,168

Certificates of deposit of $100,000 or more ........         46,528         20,674         23,602          18,625         109,429
                                                            -------        -------        -------        --------        --------

Total certificates of deposit ......................        $74,981        $36,875        $72,537        $114,204        $298,597(1)
                                                            =======        =======        =======        ========        ========

----------
(1) Includes deposits from governmental and other public entities totaling $71.5 million.

      Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

      The Company's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2003, the Company had $223.8 million of advances from the FHLB of Des Moines and the ability to borrow up to an approximate additional $95.5 million. At September 30, 2003, advances totaling $110.8 million had terms to maturity of one year or less. The remaining $112.9 million had maturities ranging up to 16 years.

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

      From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 2003, the Company had $202,000 of retail repurchase agreements outstanding.

      Historically, the Company has entered into reverse repurchase agreements through nationally recognized broker-dealer firms. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company's investment and mortgage-backed securities. The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have typically ranged from 7 days to a maximum of six months. At September 30, 2003, the Company had $57.5 million of reverse repurchase agreements outstanding.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements and Preferred Securities of Subsidiary Trust for the periods indicated.

                                                                                                     September 30,
                                                                                      ---------------------------------------------
                                                                                        2003               2002              2001
                                                                                      --------           --------          --------
                                                                                                 (Dollars in Thousands)
Maximum Balance:
   FHLB advances........................................................              $226,165           $125,090          $129,010
   Retail and reverse repurchase agreements.............................               110,488             70,176            20,239
   Preferred securities of subsidiary trust.............................                10,000             10,000            10,000

Average Balance:
   FHLB advances........................................................              $176,961           $118,415          $126,208
   Retail and reverse repurchase agreements.............................                78,209             39,288             6,490
   Preferred securities of subsidiary trust.............................                10,000             10,000             1,981

      The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                                                                                   September 30,
                                                                                 --------------------------------------------------
                                                                                   2003                 2002                 2001
                                                                                 --------             --------             --------
                                                                                              (Dollars in Thousands)
FHLB advances .......................................................            $223,784             $125,090             $126,352
Retail and reverse repurchase agreements ............................              57,702               70,176                1,993
Preferred securities of subsidiary trust ............................              10,000               10,000               10,000
                                                                                 --------             --------             --------

      Total borrowings ..............................................            $291,486             $205,266             $138,345
                                                                                 ========             ========             ========

Weighted average interest rate of FHLB advances .....................                3.40%                5.46%                5.76%

Weighted average interest rate of retail and reverse
repurchase agreements ...............................................                1.16%                1.90%                4.57%

Weighted average interest rate of preferred securities
of subsidiary trust .................................................                4.90%                5.61%                7.57%



Subsidiary Activities

      The only subsidiaries of the Company are First Federal, Security, First Services Trust Company and First Midwest Financial Capital Trust I. First Federal has one service subsidiary, First Services Financial Limited ("First Services"). At September 30, 2003, the net book value of First Federal's investment in First Services was approximately $84,000. Security does not have any subsidiaries. First Federal organized First Services, its sole service corporation, in 1983. First Services is located in Storm Lake, Iowa and offers mutual funds, equities, bonds, insurance products and annuities. First Services recognized a net loss of $35,000 during fiscal 2003.

Regulation

      Recent Legislation - USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and

Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"). Given the extensive and continuing SEC role in implementing rules relating to many of the SOA's new requirements, the effects of these requirements remain to be determined, although it is likely that the Company's costs will increase somewhat, at least in the short term, as a result of SOA implementation.

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

      Federal Regulation of Financial Institutions. The OTS has extensive supervisory and regulatory authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of March 24, 2003. Security is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of April 1, 2003.

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

      Both First Federal's and Security's general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Security is subject to similar restrictions. At September 30, 2003, First Federal's and Security's lending limit under these restrictions was $7.6 million and $972,000, respectively. First Federal and Security are in compliance with their lending limits.

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

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% per $100 of assessable deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 2003, each of First Federal and Security met the capital requirements of a "well capitalized" institution and were not subject to any assessment. See Note 13 of Notes to Consolidated Financial Statements in the Annual Report.

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

      Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related loans and investments. At September 30, 2003, First Federal met the test and has always met the test since its effectiveness.

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

      Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS and the FRB, in connection with the examination of First Federal and Security, respectively, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of such an application. First Federal was examined for CRA compliance in January 2002 and Security was examined in June 2003 and both received a rating of "satisfactory."

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

      As members of the FHLB System, First Federal and Security are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2003, the Banks had in the aggregate $10.9 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 2003, dividends paid by the FHLB of Des Moines to First Federal and Security totaled $286,000. Over the past five calendar years such dividends have averaged 3.0% and were 3.0% for the first three quarters of the calendar year 2003.

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

      To the extent earnings appropriated to a savings bank's bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2003, First Federal's Excess for tax purposes totaled approximately $6.7 million.

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

      Iowa Taxation. First Federal and Security file Iowa franchise tax returns. First Midwest and First Federal's subsidiary file a consolidated Iowa corporation tax return on a fiscal year-end basis.

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

      Taxable income under the Iowa corporate income tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa tax, no deduction is allowed for Iowa income tax payments; interest from state and municipal obligations is included in income; interest from U.S. obligations is excluded from income; and 50% of federal corporate income tax payments are deductible from income. The Iowa corporate income tax rates range from 6% to 12% and may be effectively increased, in individual cases, by application of a minimum tax provision.

      South Dakota Taxation. First Federal and First Services Trust Company file a consolidated South Dakota franchise tax return due to their operations in Sioux Falls and Brookings. The South Dakota franchise tax is imposed on depository institutions and trust companies. First Midwest, Security and First Federal's subsidiaries are therefore not subject to the South Dakota franchise tax.

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

      The Company serves Adair, Buena Vista, Calhoun, Dallas, Guthrie, Ida, Pocahontas, Polk and Sac counties in Iowa and Brookings, Lincoln and Minnehaha counties in South Dakota. There are thirty-six commercial banks, one savings bank, other than First Federal, and one credit union which compete for deposits and loans in First Federal's primary market area in northwest Iowa and eight commercial banks, one savings bank, other than First Federal, and one credit union which compete for deposits and loans in First Federal's market area in Brookings, South Dakota. In addition, there are twelve commercial banks in Security's primary market area in west central Iowa. First Federal competes for deposits and loans with numerous financial institutions located throughout the metropolitan market areas of Des Moines, Iowa and Sioux Falls, South Dakota.

Employees

      At September 30, 2003, the Company and its subsidiaries had a total of 178 employees, including 20 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

      Donald J. Winchell - Mr. Winchell, age 51, serves as Senior Vice President, Secretary, Treasurer and Chief Financial Officer of First Midwest and First Federal, and is responsible for the formulation and implementation of policies and objectives for First Federal's finance and accounting functions. His duties include financial planning, interest rate risk management, accounting, investments, financial policy development and compliance, budgeting and asset/liability management. Mr. Winchell also serves as Secretary of Security State Bank, Director and Secretary/Treasurer of First Services Trust Company, and Treasurer of First Services Financial Limited and Brookings Service Corporation. Mr. Winchell joined First Federal in 1989 as Vice President and Chief Financial Officer, was appointed Treasurer in 1990, and Senior Vice President in 1992. Prior to joining First Federal, Mr. Winchell served as Senior Vice President and Chief Financial Officer of Midwest Federal Savings and Loan Association of Nebraska City, Nebraska since 1981. Mr. Winchell received a Bachelor of Science degree and a Bachelor of Business Administration degree from Washburn University, Topeka, Kansas. Mr. Winchell is a certified public accountant.

      On December 5, 2003, Mr. Ronald J. Walters was hired to assume the position of Chief Financial Officer in the place of Mr. Winchell, who is leaving the company effective January 9, 2004 to pursue other interests. Mr. Walters, age 54, joined First Midwest as Senior Vice President. Prior to joining the Company, Mr. Walters served as Vice President, Treasurer and Chief Financial Officer of Kankakee Bancorp, Inc. of Kankakee, Illinois, (now known as Centrue Financial Corporation) having worked for the company since 1984. Mr. Walters received a Bachelor of Science degree from the University of Illinois, Chicago, Illinois. Mr. Walters is a certified public accountant.

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

      The Company owns all of its offices, except for the branch offices located at Storm Lake Plaza, Storm Lake, Iowa and West Des Moines, Iowa as to which the land is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2003 was $11.4 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

      The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Banks.

      The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 2003 was approximately $791,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      Page 48 of the attached 2003 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Selected Financial Data

      Page 14 of the attached 2003 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Pages 15 through 23 of the attached 2003 Annual Report to Shareholders are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Pages 19 through 20 of the attached 2003 Annual Report to Shareholders are herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

      Pages 24 through 45 of the attached 2003 Annual Report to Shareholders are herein incorporated by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9a. Controls and Procedures

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

      The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

      There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2004 filed on December 17, 2003.

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officers of the Company. A copy of the Code Ethics, included as an exhibit to this Form 10-K and filed with the Securities and Exchange Commission, may also be found on the Company's website at www.fmficash.com.


Executive Officers

      Information concerning the executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2004, filed on December 17, 2003 and from the information set forth under the caption "Executive Officers of the Company Who Are Not Directors" contained in Part I of this Form 10-K.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with except that during the fiscal year ended September 30, 2003, Mr. Gaskill and Mr. Thure each inadvertently failed to file a timely Form 4 and Form 3, respectively. Both forms were subsequently filed.

Item 11. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2004, filed on December 17, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information concerning securities authorized for issuance under equity compensation plans and information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2004, filed on December 17, 2003, and Note 11 of Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

      Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2004, filed on December 17, 2003.

Item 14. Principal Accountant Fees and Services

      Audit Fees

1. Fees paid to McGladrey & Pullen, LLP and its associated entity, RSM McGladrey, Inc., for each of the last two fiscal years are set forth below.

        Fiscal          Audit       Audit-Related        Tax          All Other
         Year           Fees             Fees           Fees             Fees
         ----           ----             ----           ----             ----
         2003          $83,000          $7,000         $9,000           $   --
         2002          $62,000          $6,000         $11,000          $6,000

Audit fees include fees for services performed to comply with generally accepted auditing standards, including the recurring audit of the Company's consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, such as procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit-related fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding generally accepted accounting principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of the new SEC and Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. Audit-related fees also include audits of employee benefit plans, as well as the review of information systems and general internal controls unrelated to the audit of the financial statements.

Tax fees primarily include fees associated with tax audits, tax compliance, tax consulting, as well as tax planning. This category also includes services related to tax disclosure and filing requirements.

The Audit Committee has not authorized any non-audit services by the independent auditor. The Audit Committee must approve any such services prior to the services being performed. The Audit Committee's considerations would include whether such services are consistent with the SEC's rules on auditor independence.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   The following is a list of documents filed as part of this report:

            (1)   Financial Statements:

                        The following financial statements are incorporated by
                  reference under Part II, Item 8 of this Form 10-K:

                        1.    Report of Independent Auditors.

                        2. Consolidated Balance Sheets as of September 30, 2003 and 2002.

                        3. Consolidated Statements of Income for the Years Ended September 30, 2003, 2002 and 2001.

                        4.    Consolidated Statements of Changes in
                              Shareholders' Equity for the Years Ended September 30, 2003, 2002 and 2001.

                        5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001.

                        6.    Notes to Consolidated Financial Statements.

            (2)   Financial Statement Schedules:

                        All financial statement schedules have been omitted as
                  the information is not required under the related instructions or is inapplicable.

            (3)   Exhibits:

                        See Index of Exhibits.

      (b)   Reports on Form 8-K:

      During the three month period ended September 30, 2003, the Registrant filed and furnished, respectively, two current reports on Form 8-K, one dated July 7, 2003, to report the issuance of a press release announcing the authorization of a stock repurchase program, and another dated July 18, 2003, to report the issuance of a press release announcing the Company's earnings for the three months and nine months ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST MIDWEST FINANCIAL, INC.


Date: December 26, 2003                     By: /s/ James S. Haahr
                                                --------------------------------
                                                James S. Haahr
                                                (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ James S. Haahr                                 Date: December 26, 2003
    -----------------------------------------
    James S. Haahr, Chairman of the Board
      and Chief Executive Officer
      (Principal Executive Officer)

By: /s/ J. Tyler Haahr                                 Date: December 26, 2003
    -----------------------------------------
    J. Tyler Haahr, Director, President and
      Chief Operating Officer

By: /s/ E. Wayne Cooley                                Date: December 26, 2003
    -----------------------------------------
    E. Wayne Cooley, Director

By: /s/ E. Thurman Gaskill                             Date: December 26, 2003
    -----------------------------------------
    E. Thurman Gaskill, Director

By: /s/ Rodney G. Muilenburg                           Date: December 26, 2003
    -----------------------------------------
    Rodney G. Muilenburg, Director

By: /s/ Jeanne Partlow                                 Date: December 26, 2003
    -----------------------------------------
    Jeanne Partlow, Director

By: /s/ G. Mark Mickelson                              Date: December 26, 2003
    -----------------------------------------
    G. Mark Mickelson, Director

By: /s/ John Thune                                     Date: December 26, 2003
    -----------------------------------------
    John Thune, Director

By: /s/ Donald J. Winchell                             Date: December 26, 2003
    -----------------------------------------
    Donald J. Winchell, Senior Vice
      President, Secretary, Treasurer and
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

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

10.9  Registrant's 2002 Omnibus Incentive Plan.*

11 Statement re: computation of per share earnings (included under Note 2 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13).

13    Annual Report to Shareholders.

21    Subsidiaries of the Registrant.

23    Consent of McGladrey & Pullen, LLP.

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99    Code of Ethics*

----------
*     Filed Herewith