Form 10-Q
period 2003-12-31
FIRST MIDWEST FINANCIAL INC
filed 2004-02-17
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

          Class:                              Outstanding at February 11, 2004:
Common Stock, $.01 par value                       2,503,067 Common Shares

Transitional Small Business Disclosure Format: Yes |_|; No |X|

                          FIRST MIDWEST FINANCIAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information

      Item 1. Financial Statements (unaudited):

              Consolidated Balance Sheets
                at December 31, 2003 and September 30, 2003                3

              Consolidated Statements of Income for the
                Three Months Ended December 31, 2003 and 2002              4

              Consolidated Statements of Comprehensive Income
                for the Three Months Ended December 31, 2003 and 2002      5

              Consolidated Statement of Changes in Shareholders'
                Equity for the Three Months Ended December 31, 2003        6

              Consolidated Statements of Cash Flows for the
                Three Months Ended December 31, 2003 and 2002              7

              Notes to Consolidated Financial Statements                   8

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12

      Item 3. Quantitative and Qualitative Disclosure About Market Risk   19

      Item 4. Disclosure Controls and Procedures                          21

Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K                            22

      Signatures                                                          23

Part I. Financial Information

Item 1. Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                             December 31, 2003       September 30, 2003
                                                                             -----------------       ------------------
Assets
Cash and due from banks                                                         $   1,448,561           $   2,090,221
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                                     12,922,028               7,666,594
                                                                                -------------           -------------
      Total cash and cash equivalents                                              14,370,589               9,756,815
Securities available for sale, amortized cost
   of $358,197,044 at December 31, 2003 and
   $370,900,230 at September 30, 2003                                             355,633,909             366,075,033
Loans receivable - net of allowance for loan losses
  of $5,066,552 at December 31, 2003 and $4,961,777
  at September 30, 2003                                                           366,938,252             349,691,995
Loans held for sale                                                                   744,600               1,126,310
Federal Home Loan Bank stock, at cost                                              11,010,000              10,930,300
Accrued interest receivable                                                         3,575,438               3,932,076
Premises and equipment, net                                                        11,269,465              11,353,365
Foreclosed real estate, net                                                         1,092,094               1,109,338
Bank owned life insurance                                                          11,449,701              11,301,390
Other assets                                                                        6,016,141               7,008,505
                                                                                -------------           -------------

         Total assets                                                           $ 782,100,189           $ 772,285,127
                                                                                =============           =============

Liabilities and Shareholders' Equity
                    Liabilities
Non-interest bearing demand deposits                                            $  21,439,904           $  17,457,662
Savings, NOW and money market demand deposits                                     134,980,622             119,497,887
Time certificates of deposit                                                      302,690,475             298,597,193
                                                                                -------------           -------------
         Total deposits                                                           459,111,001             435,552,742
Advances from Federal Home Loan Bank                                              219,172,944             223,784,394
Securities sold under agreements to repurchase                                     46,079,326              57,702,034
Trust preferred securities                                                         10,000,000              10,000,000
Advances from borrowers for taxes and insurance                                       273,112                 268,682
Accrued interest payable                                                              427,765                 506,861
Accrued expenses and other liabilities                                              1,774,320               1,439,615
                                                                                -------------           -------------

         Total liabilities                                                        736,838,468             729,254,328
                                                                                -------------           -------------

                Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                                   --                      --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued, 2,508,067 and 2,493,949 shares outstanding
   at December 31, 2003 and September 30, 2003, respectively                           29,580                  29,580
Additional paid-in capital                                                         20,630,528              20,538,879
Retained earnings - substantially restricted                                       34,708,823              34,057,741
Accumulated other comprehensive loss                                               (1,608,413)             (3,028,762)
Unearned Employee Stock Ownership Plan shares                                        (325,761)               (401,676)
Treasury stock, 449,932 and 464,050 common shares, at cost,
   at December 31, 2003 and September 30, 2003, respectively                       (8,173,036)             (8,164,963)
                                                                                -------------           -------------

         Total Shareholders' Equity                                                45,261,721              43,030,799
                                                                                -------------           -------------

         Total Liabilities and Shareholders' Equity                             $ 782,100,189           $ 772,285,127
                                                                                =============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                         Three Months Ended
                                                                             December 31,
                                                                         2003             2002
                                                                      ----------      -----------
Interest and Dividend Income:
      Loans receivable, including fees                                $5,818,757      $ 6,293,636
      Securities available for sale                                    3,151,741        2,604,997
      Dividends on Federal Home Loan Bank stock                           83,209           54,116
                                                                      ----------      -----------

            Total interest and dividend income                         9,053,707        8,952,749

Interest Expense:
      Deposits                                                         2,414,297        2,800,867
      FHLB advances and other borrowings                               2,171,612        2,226,316
                                                                      ----------      -----------

            Total interest expense                                     4,585,909        5,027,183
                                                                      ----------      -----------

Net interest income                                                    4,467,798        3,925,566

Provision for loan losses                                                101,000          175,000
                                                                      ----------      -----------

Net interest income after provision for loan losses                    4,366,798        3,750,566

Noninterest income:
      Deposit service charges and other fees                             334,574          312,464
      Gain on sales of loans, net                                         88,720          285,849
      Bank owned life insurance                                          160,398          174,195
      Gain (loss) on sales of securities available for sale, net              --          189,860
      Gain (loss) on sales of foreclosed real estate, net                  2,013           (2,550)
      Brokerage commissions                                               39,576           18,065
      Other income                                                        49,517           35,455
                                                                      ----------      -----------

            Total noninterest income                                     674,798        1,013,338

Noninterest expense:
      Employee compensation and benefits                               2,262,737        2,096,451
      Occupancy and equipment expense                                    534,851          496,809
      Deposit insurance premium                                           16,226           15,374
      Data processing expense                                            179,923          141,053
      Prepayment penalty on FHLB advances                                     --          226,276
      Other expense                                                      566,191          539,233
                                                                      ----------      -----------

            Total noninterest expense                                  3,559,928        3,515,196
                                                                      ----------      -----------

Income before income taxes                                             1,481,668        1,248,708

Income tax expense                                                       504,726          404,452
                                                                      ----------      -----------

Net income                                                            $  976,942      $   844,256
                                                                      ==========      ===========

Earnings per common share:
      Basic                                                           $     0.39      $      0.34
                                                                      ==========      ===========
      Diluted                                                         $     0.39      $      0.34
                                                                      ==========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Unaudited)

                                                                 Three Months Ended
                                                                     December 31,
                                                                 2003           2002
                                                              ----------      ---------
Net income                                                    $  976,942      $ 844,256

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                        2,262,061       (610,192)
        Deferred income tax expense (benefit)                    841,712       (227,050)
                                                              ----------      ---------

        Total other comprehensive income (loss)                1,420,349       (383,142)
                                                              ----------      ---------

Total comprehensive income (loss)                             $2,397,291      $ 461,114
                                                              ==========      =========

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Three Months Ended December 31, 2003


                                                                              Accumulated    Unearned
                                                                                 Other       Employee
                                                     Additional              Comprehensive    Stock                       Total
                                            Common    Paid-In     Retained   Income (Loss),  Ownership   Treasury      Shareholders'
                                             Stock    Capital     Earnings     Net of Tax   Plan Shares    Stock          Equity
                                           -------  -----------  -----------   -----------  -----------  -----------   -------------
Balance at September 30, 2003              $29,580  $20,538,879  $34,057,741   $(3,028,762)  $(401,676)  $(8,164,963)  $ 43,030,799

Cash dividends declared on common
  stock ($0.13 per share)                       --           --     (325,860)           --          --            --       (325,860)

Purchase of 22,428 shares of treasury
  stock                                         --           --           --            --          --      (522,572)      (522,572)

Issuance of 36,546 common shares from
  treasury stock due to exercise of stock
  options                                       --       68,056           --            --          --       514,499        582,555

Tax benefit from exercise of stock options      --           --           --            --          --            --              0

4,500 common shares committed to be
  released under the ESOP                       --       23,593           --            --      75,915            --         99,508

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $841,712            --           --           --     1,420,349          --            --      1,420,349

Net income for the three months ended
  December 31, 2003                             --           --      976,942            --          --            --        976,942
                                           -------  -----------  -----------   -----------   ---------   -----------   ------------

Balance at December 31, 2003               $29,580  $20,630,528  $34,708,823   $(1,608,413)  $(325,761)  $(8,173,036)  $ 45,261,721
                                           =======  ===========  ===========   ===========   =========   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Three Months Ended December 31,
                                                                                         2003               2002
                                                                                    -------------       ------------
Cash flows from operating activities:

    Net income                                                                      $     976,942       $    844,256
    Adjustments to reconcile net income to net cash from operating activities:
       Depreciation, amoritization and accretion, net                                   1,271,537            851,997
       Provision for loan losses                                                          101,000            175,000
       (Gain) loss on sales of foreclosed real estate, net                                 (2,013)             2,550
       (Gain) loss on sales of securities available for sale                                   --           (189,860)
       Loss on early extinguishment of FHLB advances                                           --            226,276
       Proceeds from sales of loans held for sale                                       6,025,078         12,433,704
       Originations of loans held for sale                                             (5,643,368)       (12,433,704)
       Net change in accrued interest receivable                                          356,638            160,493
       Net change in other assets                                                           2,340           (338,267)
       Net change in accrued interest payable                                             (79,096)          (193,478)
       Net change in accrued expenses and other liabilities                               334,705          1,049,031
                                                                                    -------------       ------------
             Net cash from operating activities                                         3,343,763          2,587,998

Cash flows from investing activities:
    Purchase of securities available for sale                                         (15,262,500)       (98,996,573)
    Proceeds from sales of securities available for sale                                       --          2,102,500
    Proceeds from maturities and principal repayments of
      securities available for sale                                                    26,998,771         40,197,035
    Net change in loans receivable                                                       (771,310)         4,576,781
    Loans purchased                                                                   (16,571,299)        (3,336,184)
    Proceeds from sales of foreclosed real estate                                          27,647             15,050
    Purchase of FHLB stock                                                                (79,700)          (189,500)
    Purchase of premises and equipment, net                                              (134,252)          (507,487)
                                                                                    -------------       ------------
             Net cash used in investing activities                                     (5,792,643)       (56,138,378)

Cash flows from financing activities:
    Net change in noninterest-bearing demand, savings, NOW, and
      money market demand deposits                                                     19,464,977         29,692,406
    Net change in other time deposits                                                   4,093,282         (2,829,731)
    Proceeds from advances from Federal Home Loan Bank                                590,515,000                 --
    Repayments of advances from Federal Home Loan Bank                               (595,126,450)        (3,121,754)
    Net change in securities sold under agreements to repurchase                      (11,622,708)        40,311,891
    Net change in advances from borrowers for taxes and insurance                           4,430              2,195
    Cash dividends paid                                                                  (325,860)          (320,945)
    Proceeds from the exercise of stock options                                           582,555                 --
    Purchase of treasury stock                                                           (522,572)                --
                                                                                    -------------       ------------
             Net cash from financing activities                                         7,062,654         63,734,062
                                                                                    -------------       ------------

Net change in cash and cash equivalents                                                 4,613,774         10,183,682

Cash and cash equivalents at beginning of period                                        9,756,815          7,376,434
                                                                                    -------------       ------------

Cash and cash equivalents at end of period                                          $  14,370,589       $ 17,560,116
                                                                                    =============       ============

Supplemental disclosure of cash flow information
    Cash paid during the period for:
       Interest                                                                     $   4,665,005       $  5,220,661
                                                                                    =============       ============
       Income taxes                                                                        10,500              7,895
                                                                                    =============       ============

Supplemental schedule of non-cash investing and financing activities:
    Loans transferred to foreclosed real estate                                     $       8,389       $    132,037
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

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies followed by First Midwest Financial, Inc. ("First Midwest" or the "Company") and its consolidated subsidiaries, First Federal Savings Bank of the Midwest ("First Federal"), Security State Bank ("Security"), First Services Trust Company, First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2003.

2.    EARNINGS PER SHARE

      Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

      A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months ended December 31, 2003 and 2002 is presented below.

                                                    Three Months Ended
                                                        December 31,
                                                        ------------
                                                      2003         2002
                                                   ---------    ---------
     Basic Earnings Per Common Share:
     Numerator:
         Net Income                                $ 976,942    $ 844,256
                                                   =========    =========
     Denominator:
         Weighted average common shares
            outstanding                            2,501,845    2,468,804

         Less: Weighted average unallocated
           ESOP shares                               (22,263)      (4,087)
                                                   ---------    ---------
         Weighted average common shares
           outstanding for basic earnings
           per share                               2,479,582    2,464,717
                                                   =========    =========

     Basic earnings per common share               $    0.39    $    0.34
                                                   =========    =========

                                                     Three Months Ended
                                                         December 31,
                                                         ------------
                                                      2003         2002
                                                   ---------    ---------
     Diluted Earnings Per Common Share:
     Numerator:
         Net Income                                $ 976,942    $ 844,256
                                                   =========    =========
     Denominator:
         Weighted average common shares
           outstanding for basic earnings per
           common share                            2,479,582    2,464,717

         Add: Dilutive effects of assumed
           exercise of stock options, net
           of tax benefits                            54,778       26,889
                                                   ---------    ---------
         Weighted average common and
           dilutive potential common shares
           Outstanding                             2,534,360    2,491,606
                                                   =========    =========

     Diluted earnings per common share             $    0.39    $    0.34
                                                   =========    =========

3.    COMMITMENTS

      At December 31, 2003 and September 30, 2003, the Company had outstanding commitments to originate and purchase loans totaling $56.0 million and $63.4 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

4.    INTANGIBLE ASSETS

      As of December 31, 2003 and September 30, 2003 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month periods ended December 31, 2003 and 2002.

5.    CURRENT ACCOUNTING DEVELOPMENTS

      FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No, 51, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. For existing VIEs, the implementation date of FIN 46 is the first period ending after December l5, 2003.

      The Company adopted FIN 46 in connection with its consolidated financial statements beginning October 1, 2003. As revised, FIN 46 requires the Company to deconsolidate its investment in First Midwest Capital Trust I in future financial statements. The Company intends to deconsolidate First Midwest Capital Trust I effective for the quarter ending March 31, 2004. This deconsolidation affects only balance sheet presentation, and will not affect the results of operations or shareholders' equity.

      In July 2003, the Board of Governors of the Federal Reserve System ("Federal Reserve") issued a supervisory letter instructing bank holding companies, such as the Company, to continue to include the trust preferred securities in their Tier I capital for regulatory purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance whether, or to what extent, the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not permitted to include the $10 million in trust preferred securities issued by First Midwest Financial Capital Trust I in its Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. Should the trust preferred securities no longer be permitted to be included in Tier I capital, the Company would also be permitted to redeem the capital securities, which bear interest at 4.9%, without penalty.

      The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Company's financial statements.

      The Accounting Standards Executive Committee has issued Statement of Position (SOP) 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company this Statement is effective for fiscal year 2006 and, early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

      Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                     Three Months Ended
                                                        December 31,
                                                        ------------
                                                      2003         2002
                                                   ---------    ---------

     Net income, as reported                       $ 976,942    $ 844,256
       Deduct: Total stock-based employee
         compensation expense determined
          under fair value based method for
          all awards, net of related tax effects      (5,814)      (3,947)
                                                   ---------    ---------
     Pro forma net income                          $ 971,128    $ 840,309
                                                   =========    =========

       Earnings per common share - basic:
                As reported                        $     .39    $     .34
                 Pro forma                         $     .39    $     .34

       Earnings per common share - diluted:
                As reported                        $     .39    $     .34
                 Pro forma                         $     .38    $     .34

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2003, compared to September 30, 2003, and the consolidated results of operations for the three months ended December 31, 2003, compared to the same period in 2002. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2003.

FINANCIAL CONDITION

Total assets increased by $9.8 million, or 1.3%, to $782.1 million at December 31, 2003, from $772.3 million at September 30, 2003.

The portfolio of securities available for sale decreased $10.4 million, or 2.9%, to $355.6 million at December 31, 2003, from $366.1 million at September 30, 2003. The decrease reflects $27.0 million of maturities and principal repayments, which were partially offset by $15.3 million of purchases and by the change in market value of securities available for sale.

The portfolio of net loans receivable increased by $17.2 million, or 4.9%, to $366.9 million at December 31, 2003, from $349.7 million at September 30, 2003. The increase reflects increased origination of commercial and multi-family real estate loans on existing and newly constructed properties and by increased origination and purchase of commercial business loans. The increase was partially offset by a reduction in conventional one to four family residential mortgage loans, and by a reduction in agricultural business loans, as existing originated and purchased loans were repaid in amounts greater than new originations retained in portfolio during the period.

Deposit balances increased by $23.6 million, or 5.4%, to $459.1 million at December 31, 2003, from $435.5 million at September 30, 2003. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts and certificates of deposit in the amounts of $8.3 million, $11.6 million and $4.1 million, respectively. These increases were partially offset by a $505,000 decrease in savings accounts.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $4.6 million, or 2.1%, to $219.2 million at December 31, 2003 from $223.8 million at September 30, 2003. The balance in securities sold under agreements to repurchase decreased by $11.6 million, or 20.1%, to $46.1 million at December 31, 2003 from $57.7 million at September 30, 2003. The decrease in advances from the FHLB and in securities sold under agreements to repurchase reflects the replacement of borrowed funds through deposit growth during the quarter.

Total shareholders' equity increased $2.2 million, or 5.2%, to $45.2 million at December 31, 2003 from $43.0 million at September 30, 2003. The increase in shareholders' equity reflects earnings of $977,000 during the period and a decrease, in accordance with SFAS 115, of $1.4 million in unrealized loss, net of income tax, on securities available for sale. These increases were partially offset by the payment of a cash dividend to shareholders.

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

At December 31, 2003, the Company had loans delinquent 30 days and over totaling $6.9 million, or 1.9% of total loans compared to $2.0 million, or 0.6%, of total loans at September 30, 2003. The Company's increase in delinquent (and nonperforming) loans relates entirely to one $5.0 million purchased loan participation secured by a 102 unit assisted living facility in Sun City, Arizona. Lease up was slower than expected, but is trending positively. The loan was current through its September 30, 2003 maturity. The lead lender and the borrower have been negotiating an extension of the note, but they have been unable to reach an agreement on the terms for the extension. If an extension agreement is not reached soon, the lead lender will initiate legal action against the borrower and guarantors.

At December 31, 2003, commercial and multi-family real estate loans delinquent 30 days and over totaled $5.8 million, or 1.6% of the total loan portfolio as compared to $417,000, or 0.1% of total loans at September 30, 2003. This increase is due to the $5.0 million loan described in the preceding paragraph. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At December 31, 2003, agricultural operating loans delinquent 30 days and over totaled $510,000, or 0.1% of the total loan portfolio as compared to $291,000, or 0.1% of total loans at September 30, 2003. Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                               December 31, 2003  September 30, 2003
                                               -----------------  ------------------
                                                      (Dollars in Thousands)
Non-accruing loans:
     One-to four family                            $      54         $     156
     Commercial and multi-family                       5,417                --
     Agricultural real estate                             --                --
     Consumer                                             39                17
     Agricultural operating                              289               291
     Commercial business                                 124               126
                                                   ---------         ---------
       Total non-accruing loans                        5,923             1,007

Accruing loans delinquent 90 days or more                 --                --
                                                   ---------         ---------
       Total non-performing loans                      5,923             1,007
                                                   ---------         ---------

Restructured loans:
     Consumer                                             --                --
     Agricultural operating                               26                28
     Commercial business                                  31                31
                                                   ---------         ---------
       Total  restructured loans                          57                59
                                                   ---------         ---------

Foreclosed assets:
     One-to four family                                   --                --
     Commercial real estate                              889               912
     Consumer                                             10                 4
     Agricultural operating                               --                --
     Commercial business                                 193               193
                                                   ---------         ---------
     Total foreclosed assets                           1,092             1,109
     Less: Allowance for losses                           --                --
                                                   ---------         ---------
       Total foreclosed assets, net                    1,092             1,109
                                                   ---------         ---------

Total non-performing assets                        $   7,072         $   2,175
                                                   =========         =========

Total as a percentage of total assets                   0.90%             0.28%
                                                   =========         =========

Classified Assets. Federal regulations provide for the classification of loans and other assets as "substandard", "doubtful" or "loss", based on the level of weakness determined to be inherent in the collection of the principal and interest. When loans are classified as either substandard or doubtful, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. When assets are classified as loss, the Company is required either to establish a specific allowance for loan losses equal to 100% of that portion of the loan so classified, or to charge-off such amount. The Company's determination as to the classification of its loans and the amount of its allowances for loan losses are subject to review by its regulatory authorities, whom may require the establishment of additional general or specific allowances for loan losses.

On the basis of management's review of its loans and other assets, at December 31, 2003, the Company had classified a total of $8.4 million of its assets as substandard, $57,000 as doubtful and none as loss as compared to classifications at September 30, 2003 of $9.5 million substandard, $33,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area are stable due to generally higher commodity prices. Price levels for grain crops and livestock generally improved during 2003 and are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Many areas served by the Company experienced abnormally dry growing conditions during 2003, which resulted in reduced yields. The impact of reduced yield was substantially offset by higher commodity prices. Although the Company underwrites its agricultural loans based on normal expectations for commodity prices and yields, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At December 31, 2003, the Company has established an allowance for loan losses totaling $5.1 million. The allowance represented approximately 85.5% of the total non-performing loans at December 31, 2003, while the allowance at September 30, 2003 represented approximately 492.8% of the total non-performing loans at that date.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three-month periods ended December 31, 2003 and December 31, 2002:

                                                        2003     2002
                                                        ----     ----
                                                        (In Thousands)

         Balance, September 30,                        $4,962   $4,693
           Charge-offs                                     --      (48)
           Recoveries                                       4       15
           Additions charged to operations                101      175
                                                       ------   ------
         Balance, December 31,                         $5,067   $4,835
                                                       ======   ======

The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both December 31, 2003 and September 30, 2003 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

General. For the three months ended December 31, 2003, the Company recorded net income of $977,000 compared to net income of $844,000 for the same period in 2002, an increase of 15.8%. The increase in net income reflects an increase in net interest income and a decrease in provision for loan losses, which were partially offset by a decrease in noninterest income and increases in noninterest expense and income tax expense.

Net Interest Income. Net interest income increased by $544,000, or 13.8%, to $4.5 million for the three months ended December 31, 2003 from $3.9 million for the same period in 2002. The increase in net interest income includes an increase in total interest income of $103,000, or 1.1%, and a decrease in total interest expense of $441,000, or 8.8%, for the 2003 period compared to the 2002 period. The increase in total interest income reflects a $141.2 million increase in the average balance of interest earning assets and a decrease in the net yield on average earning assets between the comparable periods. The net yield on average earning assets decreased to 4.82% for the quarter ended December 31, 2003 from 5.87% for the same period in 2002. The decrease in total interest expense reflects a $145.0 million increase in the average balance of interest-bearing liabilities and a decrease in the net yield on average bearing liabilities between the comparable periods. The net yield on average interest bearing liabilities decreased to 2.49% for the quarter ended December 31, 2003 from 3.39% for the same period in 2002.

Provision for Loan Losses. For the three-month period ended December 31, 2003, the provision for loan losses was $101,000 compared to $175,000 for the same period in 2002, a decrease of 42.3%. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio.

Noninterest Income. Noninterest income decreased $339,000, or 33.4%, to $675,000 for the three months ended December 31, 2003 from $1.0 million the same period in 2002. The decrease in noninterest income primarily reflects a decrease in gain on sales of securities available for sale and a decrease in gain on sale of loans between the comparable periods, which were partially offset by increases in commissions received through the Company's brokerage subsidiary and in service charges.

Noninterest Expense. Noninterest expense increased $45,000, or 1.3%, to $3.6 million for the three months ended December 31, 2003, from $3.5 million for the same period in 2002. The increase in noninterest expense primarily reflects increases in personnel, office occupancy and marketing costs in the 2003 period compared to the 2002 period. A portion of these increases were the result of a full period of costs incurred in the operation of the Company's facility in Urbandale, Iowa during 2003, as compared to costs for a part of period during 2002. These increases were partially offset by a $226,000 prepayment penalty resulting from the early extinguishment of FHLB advances during the 2002 period, which did not recur during the 2003 period.

Income Tax Expense. Income tax expense increased $101,000, or 24.8%, to $505,000 for the three months ended December 31, 2003, from $404,000 for the same period in 2002. The increase reflects the increase in the level of taxable income between the comparable periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2003, the Company had commitments to originate and purchase loans totaling $56.0 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at December 31, 2003 which, at that date, exceeded the capital adequacy requirements:

                                                                                                         Minimum Requirement
                                                                                                             To Be Well
                                                                                   Minimum Requirement    Capitalized Under
                                                                                  For Capital Adequacy    Prompt Corrective
                                                                   Actual                Purposes         Action Provisions
                                                                   ------                --------         -----------------
At December 31, 2003                                          Amount    Ratio         Amount  Ratio         Amount  Ratio
--------------------                                          ------    -----         ------  -----         ------  -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                          $51,600  11.6%         $35,662  8.0%         $44,577  10.0%
        Security                                                 4,666  15.2            2,463  8.0            3,078  10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                           46,744  10.5           17,831  4.0           26,746   6.0
        Security                                                 4,381  14.2            1,231  4.0            1,847   6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                           46,744   6.6           28,469  4.0           35,586   5.0
        Security                                                 4,381   6.5            2,716  4.0            3,395   5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                           46,744   6.5           28,529  4.0           35,662   5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2003, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

Presented below, as of December 31, 2003 and September 30, 2003, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at December 31, 2003 and September 30, 2003 was more sensitive to increasing interest rates than to decreasing interest rates. When market interest rates increase, the market value of fixed rate mortgage loans and fixed rate mortgage-backed securities decline due to both the rate increase and the related slowing of loan prepayment levels. During the last two quarters of calendar 2003, market interest rates increased and prepayment speeds slowed, resulting in an increase in NPV sensitivity to rising rates. Management, in order to offset this increase in sensitivity, began to increase the Company's use of longer term borrowed funds, the proceeds of which were used to repay shorter term borrowed funds. In addition, management limited purchases of mortgage-backed securities and continued to originate shorter term commercial and consumer loans. Management closely monitors the Company's interest rate sensitivity.

    Change in Interest Rates   Board Limit    At December 31, 2003    At September 30, 2003
         (Basis Points)         % Change      $ Change    % Change    $ Change    % Change
    ------------------------   -----------    --------    --------    --------    --------
                                                         (Dollars in Thousands)
           +200 bp                 (40)%       $(8,219)      (23)%    $(6,062)       (19)%
           +100 bp                 (25)         (3,618)      (10)      (2,451)        (8)
              0 bp                  --              --        --           --         --
           -100 bp                 (10)          2,612         7        1,085          3
           -200 bp                 (15)          3,925        11          925          3

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            31.1  Section 302 certification of Chief Executive Officer.

            31.2  Section 302 certification of Chief Financial Officer.

            32.1  Section 906 certification of Chief Executive Officer.

            32.2  Section 906 certification of Chief Financial Officer.

      (b)   Reports on Form 8-K:

            On October 8, 2003, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on October 6, 2003, issued a press release announcing the sale of its branch office in Manson, Iowa.

            On October 27, 2003, the Company furnished a report on Form 8-K stating under Item 9 that the Company had, on October 24, 2003, issued a press release announcing its earnings for the quarter and year ended September 30, 2003.

            On January 12, 2004, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on January 9, 2004, issued two press releases. The first announced the appointment of a new Chief Financial Officer, and the second announced the completion of the sale of the Company's branch office in Manson, Iowa.

            On January 21, 2004, the Company furnished a report on Form 8-K stating under Item 12 that the Company had, on January 20, 2004, issued a press release announcing its earnings for the quarter ended December 31, 2003.

All other items have been omitted as not required or not applicable under the instructions.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST MIDWEST FINANCIAL, INC.


Date: February 17, 2004         By: /s/ James S. Haahr
                                   ---------------------------------------------
                                    James S. Haahr, Chairman of the Board,
                                      and Chief Executive Officer


Date: February 17 2004          By: /s/ Ronald J. Walters
                                   ---------------------------------------------
                                    Ronald J. Walters, Senior Vice President,
                                      Secretary, Treasurer and Chief Financial
                                      Officer