Form 10-Q
period 2004-03-31
FIRST MIDWEST FINANCIAL INC
filed 2004-05-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

         Class:                               Outstanding at May 10, 2004:
Common Stock, $.01 par value                     2,497,197 Common Shares

Transitional Small Business Disclosure Format: Yes |_|; No |X|

                          FIRST MIDWEST FINANCIAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                              Page No.
                                                                              --------
Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at March 31, 2004 and September 30, 2003                      3

                  Consolidated Statements of Income for the Three Months
                    And Six Months Ended March 31, 2004 and 2003                  4

                  Consolidated Statements of Comprehensive Income for the
                    Three Months and Six Months Ended March 31, 2004 and 2003     5

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Six Months Ended March 31, 2004                6

                  Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 2004 and 2003                      7

                  Notes to Consolidated Financial Statements                      8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                          12

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk      20

      Item 4.     Controls and Procedures                                        22

Part II.  Other Information

      Item 1.     Legal Proceedings                                              23

      Item 2.     Changes in Securities, Use of Proceeds and Issuer
                      Purchases of Equity Securities                             23

      Item 3.     Defaults on Senior Securities                                  23

      Item 4.     Submission of Matters to a Vote of Security Holders            23

      Item 5.     Other Information                                              24

      Item 6.     Exhibits and Reports on Form 8-K                               24

      Signatures                                                                 25

Part I. Financial Information
Item 1. Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                           March 31, 2004     September 30, 2003
                                                                           --------------     ------------------
Assets
Cash and due from banks                                                     $   1,374,436       $   2,090,221
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                                  6,920,112           7,666,594
                                                                            -------------       -------------
      Total cash and cash equivalents                                           8,294,548           9,756,815
Securities available for sale, amortized cost
   of $337,520,562 at March 31, 2004 and
   $370,900,230 at September 30, 2003                                         337,795,925         366,075,033
Loans receivable - net of allowance for loan losses
  of $5,126,146 at March 31, 2004 and $4,961,777
  at September 30, 2003                                                       372,186,920         349,691,995
Loans held for sale                                                               249,850           1,126,310
Federal Home Loan Bank stock, at cost                                           9,058,400          10,930,300
Accrued interest receivable                                                     3,192,269           3,932,076
Premises and equipment, net                                                    11,292,182          11,353,365
Foreclosed real estate, net                                                       900,233           1,109,338
Bank owned life insurance                                                      11,595,057          11,301,390
Other assets                                                                    5,180,119           7,008,505
                                                                            -------------       -------------

         Total assets                                                       $ 759,745,503       $ 772,285,127
                                                                            =============       =============

Liabilities and Shareholders' Equity
                    Liabilities
Non-interest bearing demand deposits                                        $  18,899,328       $  17,457,662
Savings, NOW and money market demand deposits                                 154,869,495         119,497,887
Time certificates of deposit                                                  309,398,970         298,597,193
                                                                            -------------       -------------
         Total deposits                                                       483,167,793         435,552,742
Advances from Federal Home Loan Bank                                          181,557,367         223,784,394
Securities sold under agreements to repurchase                                 33,828,468          57,702,034
Subordinated debentures held by deconsolidated
  subsidiary trust                                                             10,000,000          10,000,000
Advances from borrowers for taxes and insurance                                   265,274             268,682
Accrued interest payable                                                          522,526             506,861
Accrued expenses and other liabilities                                          2,151,052           1,439,615
                                                                            -------------       -------------

         Total liabilities                                                    711,492,480         729,254,328
                                                                            -------------       -------------

                Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                               --                  --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued, 2,497,197 and 2,493,949 shares outstanding
   at March 31, 2004 and September 30, 2003, respectively                          29,580              29,580
Additional paid-in capital                                                     20,655,919          20,538,879
Retained earnings - substantially restricted                                   36,058,820          34,057,741
Accumulated other comprehensive income (loss)                                     173,879          (3,028,762)
Unearned Employee Stock Ownership Plan shares                                    (249,846)           (401,676)
Treasury stock, 460,802 and 464,050 common shares, at cost,
   at March 31, 2004 and September 30, 2003, respectively                      (8,415,329)         (8,164,963)
                                                                            -------------       -------------

         Total Shareholders' Equity                                            48,253,023          43,030,799
                                                                            -------------       -------------

         Total Liabilities and Shareholders' Equity                         $ 759,745,503       $ 772,285,127
                                                                            =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                     Three Months Ended                 Six Months Ended
                                                                         March 31,                          March 31,
                                                                  2004              2003             2004               2003
                                                               -----------       ----------      ------------       ------------
Interest and Dividend Income:
      Loans receivable, including fees                         $ 5,708,553       $5,982,126      $ 11,527,310       $ 12,275,762
      Securities available for sale                              3,146,976        2,973,549         6,298,717          5,578,546
      Dividends on Federal Home Loan Bank stock                     35,112           46,008           118,321            100,124
                                                               -----------       ----------      ------------       ------------

            Total interest and dividend income                   8,890,641        9,001,683        17,944,348         17,954,432

Interest Expense:
      Deposits                                                   2,339,588        2,621,701         4,753,885          5,422,568
      FHLB advances and other borrowings                         2,136,238        2,233,038         4,307,850          4,459,355
                                                               -----------       ----------      ------------       ------------

            Total interest expense                               4,475,826        4,854,739         9,061,735          9,881,923
                                                               -----------       ----------      ------------       ------------

Net interest income                                              4,414,815        4,146,944         8,882,613          8,072,509

Provision for loan losses                                           56,000          108,000           157,000            283,000
                                                               -----------       ----------      ------------       ------------

Net interest income after provision for loan losses              4,358,815        4,038,944         8,725,613          7,789,509

Noninterest income:
      Deposit service charges and other fees                       294,895          299,399           629,469            611,863
      Gain on sales of loans, net                                   31,380          224,335           120,100            510,184
      Bank owned life insurance                                    157,443          162,349           317,841            336,544
      Gain on sales of securities available for sale, net               --            6,530                --            196,390
      Gain on sale of branch office                              1,113,230               --         1,113,230                 --
      Gain (loss) on sales of foreclosed real estate, net           (2,505)           1,970              (492)              (580)
      Brokerage commissions                                         36,631           26,208            76,207             44,273
      Other income                                                  59,507          171,695           109,024            207,150
                                                               -----------       ----------      ------------       ------------

            Total noninterest income                             1,690,581          892,486         2,365,379          1,905,824

Noninterest expense:
      Employee compensation and benefits                         2,162,385        2,023,322         4,425,122          4,119,773
      Occupancy and equipment expense                              588,828          590,127         1,123,679          1,086,936
      Deposit insurance premium                                     15,220           14,929            31,446             30,303
      Data processing expense                                      182,007          165,983           361,930            307,036
      Prepayment penalty on FHLB advances                               --          274,398                --            500,674
      Other expense                                                515,843          496,382         1,082,034          1,035,615
                                                               -----------       ----------      ------------       ------------

            Total noninterest expense                            3,464,283        3,565,141         7,024,211          7,080,337
                                                               -----------       ----------      ------------       ------------

Income before income taxes                                       2,585,113        1,366,289         4,066,781          2,614,996

Income tax expense                                                 909,716          451,103         1,414,442            855,555
                                                               -----------       ----------      ------------       ------------

Net income                                                     $ 1,675,397       $  915,186      $  2,652,339       $  1,759,441
                                                               ===========       ==========      ============       ============

Earnings per common share:
      Basic                                                    $      0.67       $     0.37      $       1.07       $       0.71
                                                               ===========       ==========      ============       ============
      Diluted                                                  $      0.66       $     0.37      $       1.05       $       0.71
                                                               ===========       ==========      ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Unaudited)

                                                                 Three Months Ended               Six Months Ended
                                                                      March 31,                       March 31,
                                                                 2004           2003             2004             2003
                                                              ----------      ---------       ----------      -----------
Net income                                                    $1,675,397      $ 915,186       $2,652,339      $ 1,759,441

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                        2,838,499        (99,571)       5,100,560         (709,763)
        Deferred income tax expense (benefit)                  1,056,207        (37,052)       1,897,919         (264,102)
                                                              ----------      ---------       ----------      -----------

        Total other comprehensive income (loss)                1,782,292        (62,519)       3,202,641         (445,661)
                                                              ----------      ---------       ----------      -----------

Total comprehensive income                                    $3,457,689      $ 852,667       $5,854,980      $ 1,313,780
                                                              ==========      =========       ==========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Six Months Ended March 31, 2004

                                                                           Accumulated
                                                                              Other
                                                                             Compre-       Unearned
                                                                             hensive       Employee
                                                                             Income          Stock
                                              Additional                      (Loss),      Ownership                      Total
                                    Common     Paid-In       Retained         Net of          Plan        Treasury     Shareholders'
                                    Stock      Capital       Earnings          Tax           Shares        Stock          Equity
                                   -------   -----------   ------------    -----------     ---------    -----------    ------------
Balance at September 30, 2003      $29,580   $20,538,879   $ 34,057,741    $(3,028,762)    $(401,676)   $(8,164,963)   $ 43,030,799

Cash dividends declared on
  common stock ($0.26 per
  share)                                --            --       (651,260)            --            --             --        (651,260)

Purchase of 33,298 shares of
  treasury stock                        --            --             --             --            --       (764,865)       (764,865)

Issuance of 36,546 common shares
  from treasury stock due to
  exercise of stock options             --        68,056             --             --            --        514,499         582,555

9,000 common shares committed to
  be released under the ESOP            --        48,984             --             --       151,830             --         200,814

Net change in net unrealized
  losses on securities available
  for sale, net of effect of
  income taxes of $1,897,919            --            --             --      3,202,641            --             --       3,202,641

Net income for the six months
  ended March 31, 2004                  --            --      2,652,339             --            --             --       2,652,339
                                   -------   -----------   ------------    -----------     ---------    -----------    ------------

Balance at March 31, 2004          $29,580   $20,655,919   $ 36,058,820    $   173,879     $(249,846)   $(8,415,329)   $ 48,253,023
                                   =======   ===========   ============    ===========     =========    ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Six Months Ended March 31,
                                                                                          2004                2003
                                                                                    ---------------       -------------
Cash flows from operating activities:
    Net income                                                                      $     2,652,339       $   1,759,441
    Adjustments to reconcile net income to net cash from operating activities:
       Depreciation, amoritization and accretion, net                                     2,373,575           2,315,133
       Provision for loan losses                                                            157,000             283,000
       Loss on sales of foreclosed real estate, net                                             492                 580
       Gain on sales of securities available for sale                                            --            (196,390)
       Loss on early extinguishment of FHLB advances                                             --             500,674
       Gain on the sale of branch office                                                 (1,113,230)                 --
       Gain on the sale of office properties, net                                                --            (134,700)
       Proceeds from sales of loans held for sale                                         7,808,048          43,062,897
       Originations of loans held for sale                                               (6,931,588)        (43,268,171)
       Net change in accrued interest receivable                                            734,289             337,278
       Net change in other assets                                                          (363,199)           (867,461)
       Net change in accrued interest payable                                                15,665            (130,050)
       Net change in accrued expenses and other liabilities                                 717,563             485,748
                                                                                    ---------------       -------------
             Net cash from operating activities                                           6,050,954           4,147,979

Cash flows from investing activities:
    Purchase of securities available for sale                                           (15,262,500)       (215,306,727)
    Proceeds from sales of securities available for sale                                         --          20,648,999
    Proceeds from maturities and principal repayments of
      securities available for sale                                                      46,929,598          77,223,576
    Net change in loans receivable                                                        1,668,517          14,783,213
    Loans purchased                                                                     (25,088,646)        (12,280,134)
    Proceeds from sales of foreclosed real estate                                           228,441              84,032
    Proceeds from sale of office building                                                        --             197,169
    Cash transferred to buyer on sale of branch                                         (14,154,359)                 --
    Purchase of shares by ESOP                                                                   --            (311,934)
    Change in FHLB stock                                                                  1,871,900          (3,162,200)
    Purchase of premises and equipment, net                                                (492,155)           (755,113)
                                                                                    ---------------       -------------
             Net cash used in investing activities                                       (4,299,204)       (118,879,119)

Cash flows from financing activities:
    Net change in noninterest-bearing demand, savings, NOW, and
      money market demand deposits                                                       43,127,340          26,551,166
    Net change in other time deposits                                                    20,590,465          27,045,233
    Proceeds from advances from Federal Home Loan Bank                                1,031,540,000         369,550,000
    Repayments of advances from Federal Home Loan Bank                               (1,073,767,027)       (314,445,543)
    Net change in securities sold under agreements to repurchase                        (23,873,566)         21,442,475
    Net change in advances from borrowers for taxes and insurance                             2,341                (930)
    Cash dividends paid                                                                    (651,260)           (645,157)
    Proceeds from the exercise of stock options                                             582,555             322,829
    Purchase of treasury stock                                                             (764,865)           (165,092)
                                                                                    ---------------       -------------
             Net cash from (used in) financing activities                                (3,214,017)        129,654,981
                                                                                    ---------------       -------------

Net change in cash and cash equivalents                                                  (1,462,267)         14,923,841

Cash and cash equivalents at beginning of period                                          9,756,815           7,376,434
                                                                                    ---------------       -------------

Cash and cash equivalents at end of period                                          $     8,294,548       $  22,300,275
                                                                                    ===============       =============

Supplemental disclosure of cash flow information
    Cash paid during the period for:
       Interest                                                                     $     9,756,815       $  10,011,973
                                                                                    ===============       =============
       Income taxes                                                                         641,000             731,688
                                                                                    ===============       =============

Supplemental schedule of non-cash investing and financing activities:
    Loans transferred to foreclosed real estate                                     $        19,829       $     385,846
                                                                                    ===============       =============

Sale of branch
    Assets disposed:
       Loans                                                                        $      (730,704)
       Accrued interest receivable                                                           (5,518)
       Premises and equipment                                                              (110,818)
    Liabilitied assumed by buyer:
       Non-interest bearing demand, savings, NOW                                          6,314,066
         and money market demand accounts
       Time deposits                                                                      9,788,688
       Advances from borrowers for taxes and insurance                                        5,749
       Other liabilities                                                                      6,126
    Gain on sale of office property, net                                                 (1,113,230)
                                                                                    ---------------
    Cash paid                                                                       $    14,154,359
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

      A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and six months ended March 31, 2004 and 2003 is presented below.

                                                         Three Months Ended                  Six Months Ended
                                                              March 31,                          March 31,
                                                              ---------                          ---------
                                                        2004              2003              2004              2003
                                                        ----              ----              ----              ----
      Basic Earnings Per Common Share:
      Numerator:
          Net Income                                $ 1,675,397       $   915,186       $ 2,652,339       $ 1,759,441
                                                    ===========       ===========       ===========       ===========
      Denominator:
          Weighted average common shares
            outstanding                               2,502,255         2,483,715         2,502,049         2,476,178
          Less: Weighted average unallocated
            ESOP shares                                 (17,763)          (11,193)          (20,025)           (7,601)
                                                    -----------       -----------       -----------       -----------
          Weighted average common shares
            outstanding for basic earnings
            per share                                 2,484,492         2,472,522         2,482,024         2,468,577
                                                    ===========       ===========       ===========       ===========

      Basic earnings per common share               $      0.67       $      0.37       $      1.07       $      0.71
                                                    ===========       ===========       ===========       ===========

                                                         Three Months Ended                   Six Months Ended
                                                              March 31,                           March 31,
                                                              ---------                           ---------
                                                        2004              2003              2004              2003
                                                        ----              ----              ----              ----
      Diluted Earnings Per Common Share:
      Numerator:
          Net Income                                $ 1,675,397       $   915,186       $ 2,652,339       $ 1,759,441
                                                    ===========       ===========       ===========       ===========
      Denominator:
          Weighted average common shares
            outstanding for basic earnings per
            common share                              2,484,492         2,472,522         2,482,024         2,468,577
          Add: Dilutive effects of assumed
            exercise of stock options, net
            of tax benefits                              51,668            27,692            53,684            27,056
                                                    -----------       -----------       -----------       -----------
          Weighted average common and
            dilutive potential common shares
            outstanding                               2,536,160         2,500,214         2,535,708         2,495,633
                                                    ===========       ===========       ===========       ===========

      Diluted earnings per common share             $      0.66       $      0.37       $      1.05       $      0.71
                                                    ===========       ===========       ===========       ===========

3.    COMMITMENTS

      At March 31, 2004 and September 30, 2003, the Company had outstanding commitments to originate and purchase loans totaling $62.2 million and $63.4 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

4.    INTANGIBLE ASSETS

      As of March 31, 2004 and September 30, 2003 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month or six-month periods ended March 31, 2004 and 2003.

5.    CURRENT ACCOUNTING DEVELOPMENTS

      FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No, 51, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. For existing VIEs, the implementation date of FIN 46 is the first period ending after December 15, 2003.

      The Company adopted FIN 46 in connection with its consolidated financial statements beginning October 1, 2003. As revised, FIN 46 requires the Company to deconsolidate its investment in First Midwest Capital Trust I in future financial statements. The Company deconsolidated First Midwest Capital Trust I effective for the quarter ending March 31, 2004. This deconsolidation affects only balance sheet presentation, and does not affect the results of operations or shareholders' equity.

      In July 2003, the Board of Governors of the Federal Reserve System ("Federal Reserve") issued a supervisory letter instructing bank holding companies, such as the Company, to continue to include the trust preferred securities in their Tier I capital for regulatory purposes until notice is given to the contrary. The Federal Reserve has been reviewing the regulatory implications of the change in accounting treatment and, on May 6, 2004, issued a proposal on the regulatory capital treatment of trust preferred securities. Under the proposal, trust preferred securities would continue to be included in Tier I capital up to 25% of Tier l capital. After a three year transition period, beginning March 31, 2007, trust preferred securities would count up to 25% of Tier l capital, net of goodwill. Until these proposals are finalized, it can not be assumed that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of March 31, 2004, had the Company not been permitted to include the $10 million in trust preferred securities issued by First Midwest Financial Capital Trust I in its Tier I capital, the Company would still have exceeded the regulatory required minimums for capital adequacy purposes. In the event that trust preferred securities would no longer be includable in Tier I capital, the Company would also be permitted to redeem the capital securities, which bear interest at 4.96%, without penalty.

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

6.    STOCK OPTION PLAN

      FASB Statement No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, the standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company stock at the date of grant over the amount an employee must pay to acquire the stock.

      Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                          Three Months Ended                     Six Months Ended
                                                               March 31,                             March 31,
                                                               ---------                             ---------
                                                        2004                2003              2004                2003
                                                        ----                ----              ----                ----
Net income, as reported                            $   1,675,397       $     915,186     $   2,652,339       $   1,759,442
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                    (5,814)             (3,281)          (11,528)             (6,561)
                                                   -------------       -------------     -------------       -------------
         Pro forma net income                      $   1,669,583       $     911,905     $   2,640,711       $   1,752,881
                                                   =============       =============     =============       =============

Earnings per common share - basic:
   As reported                                     $         .67       $         .37     $        1.07       $         .71
   Pro forma                                       $         .67       $         .37     $        1.06       $         .71

Earnings per common share - diluted:
   As reported                                     $         .66       $         .37     $        1.05       $         .71
   Pro forma                                       $         .66       $         .36     $        1.04       $         .70

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2004, compared to September 30, 2003, and the consolidated results of operations for the three months and six months ended March 31, 2004, compared to the same periods in 2003. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2003.

RECENT CORPORATE DEVELOPMENTS

On May 6, 2004, the Company announced that First Federal had started the process of forming of a new operating division to position the Company to take advantage of opportunities in the growing area of prepaid debit cards and related systems and services. On May 4, 2004, the first five members of the management group leading this new division joined First Federal. These individuals have extensive experience and a proven track record for creating value and profitability in this emerging market. As the development process for the division proceeds, additional management and operational staff will be hired. The division is based in First Federal's offices in Sioux Falls, South Dakota. While results are subject to change and cannot be predicted with certainty, it is expected the first year of operations will result in an operating loss of approximately $1.1 million, net of income taxes, and the second year of operations will be break-even, or result in a small profit, net of income taxes. It is anticipated the third year will result in income, net of income taxes, sufficient for the three-year cumulative operations of the division to become positive.

FINANCIAL CONDITION

Total assets decreased by $12.5 million, or 1.6%, to $759.7 million at March 31, 2004, from $772.3 million at September 30, 2003. The decrease in total assets was primarily attributable to the sale during the period of a branch office in Manson, Iowa, which resulted in a decrease of $15.0 million in total assets.

The portfolio of securities available for sale decreased $28.3 million, or 7.7%, to $337.8 million at March 31, 2004, from $366.1 million at September 30, 2003. The decrease reflects $46.9 million of maturities and principal repayments, which were partially offset by $15.3 million of purchases and by the change in market value of securities available for sale.

The portfolio of net loans receivable increased by $22.5 million, or 6.4%, to $372.2 million at March 31, 2004, from $349.7 million at September 30, 2003. The increase reflects increased origination or purchase of commercial and multi-family real estate loans on existing and newly constructed properties and by increased origination and purchase of commercial business loans. The increase was partially offset by a reduction in conventional one-to-four family residential mortgage loans, and by a reduction in agricultural business loans, as existing originated and purchased loans were repaid in amounts greater than new originations retained in portfolio during the period. The reduction included the sale of $730,000 of one-to-four family residential mortgage loans and consumer loans as part of the branch sale.

Deposit balances increased by $47.6 million, or 10.9%, to $483.2 million at March 31, 2004, from $435.6 million at September 30, 2003. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts, savings accounts and certificates of deposit in the amounts of $3.5 million, $1.3 million, $32.0 million and $10.8 million, respectively. The deposit increases are net of decreases resulting from the branch office sale during the period. Deposits totaling $16.1 million were included in the branch sale, consisting of checking accounts, money market demand accounts, savings accounts and certificates of deposit in the amounts of $2.2 million, $3.3 million, $758,000 and $9.8 million, respectively.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $42.2 million, or 18.9%, to $181.6 million at March 31, 2004 from $223.8 million at September 30, 2003. The balance in securities sold under agreements to repurchase decreased by $23.9 million, or 41.4%, to $33.8 million at March 31, 2004 from $57.7 million at September 30, 2003. The decrease in advances from the FHLB and in securities sold under agreements to repurchase reflects the replacement of borrowed funds through deposit growth during the quarter.

Total shareholders' equity increased $5.2 million, or 12.1%, to $48.2 million at March 31, 2004 from $43.0 million at September 30, 2003. The increase in shareholders' equity reflects earnings of $2.7 million during the period and a $3.2 million change, in accordance with SFAS 115, from a $3.0 million unrealized loss to a $174,000 unrealized gain, net of income tax, on securities available for sale. These increases were partially offset by the payment of a cash dividend to shareholders and the purchase of treasury stock.

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

At March 31, 2004, the Company had loans delinquent 30 days and over totaling $6.4 million, or 1.7% of total loans compared to $2.0 million, or 0.6%, of total loans at September 30, 2003. The Company's increase in delinquent (and nonperforming) loans relates entirely to one $5.0 million purchased loan participation secured by a 102 unit assisted living facility in Sun City, Arizona. Lease up was slower than expected, but is trending positively. The loan was current through its September 30, 2003 maturity and the lead lender and the borrower had been negotiating an extension of the note. Subsequent to March 31, 2004 an agreement on the terms for the extension was successfully completed, and the loan was brought current.

At March 31, 2004, commercial and multi-family real estate loans delinquent 30 days and over totaled $5.4 million, or 1.4% of the total loan portfolio as compared to $417,000, or 0.1% of total loans at September 30, 2003. This increase is due to the $5.0 million loan described in the preceding paragraph. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At March 31, 2004, agricultural operating loans delinquent 30 days and over totaled $625,000, or 0.2% of the total loan portfolio as compared to $291,000, or 0.1% of total loans at September 30, 2003. Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                              March 31, 2004    September 30, 2003
                                              --------------    ------------------
                                                    (Dollars in Thousands)
Non-accruing loans:
     One-to four family                            $   70             $  156
     Commercial and multi-family                    5,417                417
     Agricultural real estate                          --                 --
     Consumer                                          14                 17
     Agricultural operating                           287                291
     Commercial business                              121                126
                                                   ------             ------
       Total non-accruing loans                     5,909              1,007

Accruing loans delinquent 90 days or more              --                 --
                                                   ------             ------
       Total non-performing loans                   5,909              1,007
                                                   ------             ------

Restructured loans:
     Consumer                                          --                 --
     Agricultural operating                            17                 28
     Commercial business                                8                 31
                                                   ------             ------
       Total  restructured loans                       25                 59
                                                   ------             ------

Foreclosed assets:
     One-to four family                                --                 --
     Commercial real estate                           889                912
     Consumer                                          --                  4
     Agricultural operating                            --                 --
     Commercial business                               11                193
                                                   ------             ------
     Total foreclosed assets                          900              1,109
     Less: Allowance for losses                        --                 --
                                                   ------             ------
       Total foreclosed assets, net                   900              1,109
                                                   ------             ------

Total non-performing assets                        $6,834             $2,175
                                                   ======             ======

Total as a percentage of total assets                0.90%              0.28%
                                                   ======             ======

Classified Assets. Federal regulations provide for the classification of loans and other assets as "substandard", "doubtful" or "loss", based on the level of weakness determined to be inherent in the collection of the principal and interest. When loans are classified as either substandard or doubtful, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. When assets are classified as loss, the Company is required either to establish a specific allowance for loan losses equal to 100% of that portion of the loan so classified, or to charge-off such amount. The Company's determination as to the classification of its loans and the amount of its allowances for loan losses are subject to review by its regulatory authorities, which may require the establishment of additional general or specific allowances for loan losses.

On the basis of management's review of its loans and other assets, at March 31, 2004, the Company had classified a total of $13.2 million of its assets as substandard, $25,000 as doubtful and none as loss as compared to classifications at September 30, 2003 of $9.5 million substandard, $33,000 doubtful and none as loss. The increase in assets classified as substandard was the result of the $5.0 million participation loan discussed above having been classified as such.

Allowance for Loan Losses. The Company establishes its provision for loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of classified assets and non-performing loans, the composition of its loan portfolio and the general economic environment within which the Bank and its borrowers operate.

Current economic conditions in the agricultural sector of the Company's market area are stable due to generally higher commodity prices and a history of government subsidies. Price levels for grain crops and livestock generally improved during 2003 and are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Many areas served by the Company experienced abnormally dry growing conditions during 2003, which resulted in reduced yields. The impact of reduced yield was substantially offset by higher commodity prices. Although the Company underwrites its agricultural loans based on normal expectations for commodity prices and yields, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At March 31, 2004, the Company has established an allowance for loan losses totaling $5.1 million. The allowance represented approximately 86.7% of the total non-performing loans at March 31, 2004, while the allowance at September 30, 2003 represented approximately 492.8% of the total non-performing loans at that date.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the six-month periods ended March 31, 2004 and March 31, 2003:

                                               2004          2003
                                               ----          ----
                                                 (In Thousands)
      Balance, September 30,                 $ 4,962       $ 4,693
        Charge-offs                               (1)          (97)
        Recoveries                                 8            20
        Additions charged to operations          157           283
                                             -------       -------
      Balance, March 31,                     $ 5,126       $ 4,899
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

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both March 31, 2004 and September 30, 2003 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

General. For the three months ended March 31, 2004, the Company recorded net income of $1.6 million compared to net income of $915,000 for the same period in 2003. For the six months ended March 31, 2004, net income was $2,652,000 compared to $1,759,000 for the same period in 2003. Both periods reflect increases in net interest income and non-interest income, decreases in the provision for loan losses, and decreases in non-interest expense, offset in part by increases in tax expense. The increase in non-interest income for both periods reflects primarily a gain of $1,113,000 on the sale of the Manson, Iowa branch office.

Net Interest Income. Net interest income increased by $268,000, or 6.5%, to $4,415,000 for the three months ended March 31, 2004 from $4,147,000 for the same period in 2003. For the six months ended March 31, 2004, net interest income increased $810,000, or 10.0%, to $8,883,000 from $8,073,000 for the same period in 2003. The increase in net interest income for the three month period ended March 31, 2004 included a decrease in total interest expense of $379,000, or 7.8%, which was partially offset by a decrease in total interest income of $111,000 or 1.2%, compared to the same period in 2003. The decrease in total interest expense reflects a decrease in the cost of interest-bearing liabilities to 2.50% from 2.93%, which was partially offset by an increase of $55.5 million in the average balance of interest bearing-liabilities during the period. The decrease in total interest income reflects a decrease in the yield on interest-earning assets to 4.82% from 5.29%, which was partially offset by an increase of $57.2 million in the average balance of interest earning-assets during the period. The increase in net interest income for the six month period ended March 31, 2004 included a decrease in total interest expense of $820,000, or 8.3%, which was partially offset by a decrease in total interest income of $10,000 or 0.1%, compared to the same period in 2003. The decrease in total interest expense reflects a decrease in the cost of interest-bearing liabilities to 2.39% from 2.50%, which was partially offset by an increase of $99.0 million in the average balance of interest bearing-liabilities during the period. The decrease in total interest income reflects a decrease in the yield on interest-earning assets to 4.82% from 5.56%, which was partially offset by an increase of $97.7 million in the average balance of interest earning-assets during the period.

Provision for Loan Losses. For the three months ended March 31, 2004, the provision for loan losses was $56,000 compared to $108,000 for the same period in 2003. For the six months ended March 31, 2004, the provision for loan losses was $157,000 compared to $283,000 for the same period in 2003. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio. See "Non-Performing Assets and Allowance for Loan Losses."

Non-interest Income. Non-interest income increased $798,000, or 89.4%, to $1,691,000 for the three months ended March 31, 2004 from $892,000 for the same period in 2003. For the six months ended March 31, 2004, non-interest income increased $460,000, or 24.1%, to $2,365,000 from $1,906,000 for the same period in 2003. The increase in non-interest income for both periods reflects primarily a gain of $1,113,000 on the sale of the Manson, Iowa branch office. There was also an increase in both periods in commissions received through the Company's brokerage subsidiary. These increases were partially offset primarily by decreases in both periods in net gain on the sale of loans, and to a lesser extent by decreases in net gain on the sale of securities and other income. The decrease in other income was partially the result of a $134,000 gain on the sale of a drive-up facility during the 2003 periods which did not recur in 2004. There was also a small decrease in both periods in income derived from Bank Owned Life Insurance.

Non-interest Expense. Non-interest expense decreased $101,000, or 2.8%, to $3,464,000 for the three months ended March 31, 2004, from $3,565,000 for the same period in 2003. For the six months ended March 31, 2004, non-interest expense decreased $56,000, or 0.8%, to $7,024,000 from $7,080,000 for the same period in 2003. The decrease in non-interest expense is the result of prepayment penalties associated with the early extinguishment of FHLB advances during the three and six months ended March 31, 2003, which did not recur during the same periods in 2004. These cost reductions were substantially offset by increases in compensation and benefit expense, data processing expense and other expense during both the three and six month periods ended March 31, 2004. The increases were attributable to costs associated with the construction of a second branch office in Sioux Falls, South Dakota, the opening of the Des Moines, Iowa area main office in late 2002, and the development and centralization of mortgage loan operations.

Income Tax Expense. Income tax expense was $910,000 for the three months ended March 31, 2004 compared to $451,000 for the same period in 2003. For the six months ended March 31, 2004, income tax expense was $1,414,000 compared to $856,000 for the same period in 2003. The increase for both periods reflects the increase in the level of taxable income between the comparable periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2004, the Company had commitments to originate and purchase loans totaling $62.2 million. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at March 31, 2004 which, at that date, exceeded the capital adequacy requirements:

                                                                                                           Minimum Requirement
                                                                                                                To Be Well
                                                                                   Minimum Requirement      Capitalized Under
                                                                                   For Capital Adequacy     Prompt Corrective
                                                                  Actual                 Purposes           Action Provisions
                                                                  ------                 --------           -----------------
At March 31, 2004                                         Amount        Ratio     Amount       Ratio      Amount     Ratio
-----------------                                         ------        -----     ------       -----      ------     -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                     $52,917        11.7%   $36,157         8.0%    $45,196      10.0%
        Security                                            4,568        14.0      2,614         8.0       3,268      10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                      48,000        10.6     18,078         4.0      27,118      6.0
        Security                                            4,284        13.1      1,307         4.0       1,961      6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                      48,000        7.0      27,529         4.0      34,411      5.0
        Security                                            4,284        6.4       2,677         4.0       3,346      5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                      48,000        6.9      27,884         4.0      34,855      5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2004, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company's control. Such statements address the following subjects: future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company's financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services' laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Presented below, as of March 31, 2004 and September 30, 2003, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points, except for the down 200 basis point scenario for March 31, 2004, which, do to the level of market interest rates at that date, does not yield meaningful results. As illustrated in the table, the Company's NPV at March 31, 2004 and September 30, 2003 was more sensitive to increasing interest rates than to decreasing interest rates. When market interest rates increase, the market value of fixed rate mortgage loans and fixed rate mortgage-backed securities decline due to both the rate increase and the related slowing of loan prepayment levels. During the three months between reporting dates, market interest rates first increased and prepayment speeds slowed, resulting in an increase in NPV sensitivity to rising rates. During the second three months between reporting periods market interest rates decreased and prepayment speeds increased, somewhat moderating the impact from the first three months. During the six months, management increased the Company's use of longer term borrowed funds, and decreased the use of shorter term borrowed funds. In addition, management limited purchases of mortgage-backed securities and continued to originate shorter term commercial and consumer loans. Management closely monitors the Company's interest rate sensitivity.

                                                             At March 31, 2004             At September 30, 2003
     Change in Interest Rates         Board Limit            -----------------             ---------------------
          (Basis Points)                % Change          $ Change        % Change        $ Change        % Change
     ------------------------         -----------         --------        --------        --------        --------
                                                                         (Dollars in Thousands)
                 +200 bp                  (40)%            $(6,755)         (17)%          $(6,062)         (19)%
                 +100 bp                  (25)              (2,957)          (8)            (2,451)          (8)
                  0 bp                     --                   --           --                 --           --
                 -100 bp                  (10)               1,709            4              1,085            3
                 -200 bp                  (15)                 n/a          n/a                925            3

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

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q

Item 1. Legal Proceedings - There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities -

            (e) The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

            ---------------------------------------------------------------------------------------------------------------
                                                                             Total Number of Shares    Maximum Number of
                                        Total Number        Average Price     Purchased as Part of    Shares that May Yet
                    Period               of Common         Paid Per Share      Publicly Announced      Be Purchased Under
                                      Shares Purchased        Purchased            Program(s)            the Program(s)
            ---------------------------------------------------------------------------------------------------------------
               1/1/04 - 1/31/04               5,000              $21.75                5,000                 145,000
            ---------------------------------------------------------------------------------------------------------------
               2/1/04 - 2/29/04                  --                  --                   --                 145,000
            ---------------------------------------------------------------------------------------------------------------
               3/1/04 - 3/31/04               5,870              $22.75                5,870                 139,130
            ---------------------------------------------------------------------------------------------------------------
                    Total                    10,870              $22.29               10,870                 139,130
            ---------------------------------------------------------------------------------------------------------------

            The above purchases were made in accordance with the July 7, 2003 authorization by the Company's board of directors for the repurchase of up to 150,000 shares of the Company's common stock. The repurchase period under this authorization runs through July 31, 2004. This share repurchase plan is the only plan in effect since its authorization.

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders -

            The Company held its Annual Meeting of Shareholders on January 26, 2004. At the meeting, shareholders of the Company considered and voted upon the following matters:

            1. The election of the following individuals as directors for a three-year term:

                           E. Wayne Cooley
                           J. Tyler Haahr
                           John Thune

                  The results of the election of directors are as follows:

                                                               Votes
                                                               -----
                                                       In Favor         Withheld
                                                       --------         --------
                           E. Wayne Cooley            1,851,494          33,548
                           J. Tyler Haahr             1,850,682          34,360
                           John Thune                 1,870,932          14,110

                  There were no broker non-votes or abstentions on this proposal.

                  The following directors' terms of office continued after the meeting:

                           E. Thurman Gaskill
                           James S. Haahr
                           G. Mark Mickelson
                           Rodney G. Muilenburg
                           Jeanne Partlow

Item 5.     Other Information - None

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

                  On February 20, 2004, the Company filed a report on Form 8-K stating under Item 11 that the Company had, on February 20, 2004, provided a notice to its directors and executive officers required by Rule 104 of Regulation BTR of a blackout period for transactions in the Company's employee benefits plans during which period the plans would convert to a new trustee and record administrator.

                  On February 23, 2004, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on February 23, 2004, issued a press release announcing the declaration of a cash dividend for the second quarter of its fiscal year 2004.

                  On April 21, 2004, the Company furnished a report on Form 8-K stating under Item 12 that the Company had, on April 21, 2004, issued a press release announcing its earnings for the quarter and six month period ended March 31, 2004.

                  On May 6, 2004, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on May 6, 2004, issued a press release announcing the Company's entrance, through its wholly-owned subsidiary, First Federal Savings Bank of the Midwest, its entrance into the prepaid debit card business.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST MIDWEST FINANCIAL, INC.


Date: May  14, 2004              By: /s/ James S. Haahr
                                     ------------------
                                     James S. Haahr, Chairman of the Board,
                                       and Chief Executive Officer


Date: May 14,  2004              By: /s/ Ronald J. Walters
                                     ---------------------
                                     Ronald J. Walters, Senior Vice President,
                                       Secretary, Treasurer and Chief Financial
                                       Officer