Form 10-Q
period 2004-06-30
FIRST MIDWEST FINANCIAL INC
filed 2004-08-13
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

           Class:                          Outstanding at August 10, 2004:
Common Stock, $.01 par value                   2,491,025 Common Shares

Transitional Small Business Disclosure Format: Yes |_|; No |X|

                          FIRST MIDWEST FINANCIAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information

      Item 1. Financial Statements (unaudited):

              Consolidated Balance Sheets
                at June 30, 2004 and September 30, 2003                     3

              Consolidated Statements of Income for the Three Months
                And Nine Months Ended June 30, 2004 and 2003                4

              Consolidated Statements of Comprehensive Income for the
                Three Months and Nine Months Ended June 30, 2004 and 2003   5

              Consolidated Statement of Changes in Shareholders'
                Equity for the Nine Months Ended June 30, 2004              6

              Consolidated Statements of Cash Flows for the
                Nine Months Ended June 30, 2004 and 2003                    7

              Notes to Consolidated Financial Statements                    8

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        12

      Item 3. Quantitative and Qualitative Disclosure About Market Risk    20

      Item 4. Controls and Procedures                                      22

Part II. Other Information

      Item 1. Legal Proceedings                                            23

      Item 2. Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities                           23

      Item 3. Defaults on Senior Securities                                23

      Item 4. Submission of Matters to a Vote of Security Holders          23

      Item 5. Other Information                                            23

      Item 6. Exhibits and Reports on Form 8-K                             23

      Signatures                                                           25

Part I. Financial Information

Item 1. Financial Statements

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                            June 30, 2004    September 30, 2003
                                                                            -------------    ------------------
Assets
Cash and due from banks                                                     $   1,667,021       $   2,090,221
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                                  7,855,294           7,666,594
                                                                            -------------       -------------
      Total cash and cash equivalents                                           9,522,315           9,756,815
Securities available for sale, amortized cost
   of $316,618,504 at June 30, 2004 and
   $370,900,230 at September 30, 2003                                         310,454,302         366,075,033
Loans receivable - net of allowance for loan losses
  of $5,274,116 at June 30, 2004 and $4,961,777
  at September 30, 2003                                                       392,822,963         349,691,995
Loans held for sale                                                                    --           1,126,310
Federal Home Loan Bank stock, at cost                                          10,021,900          10,930,300
Accrued interest receivable                                                     3,508,106           3,932,076
Premises and equipment, net                                                    11,768,440          11,353,365
Foreclosed real estate, net                                                        40,700           1,109,338
Bank owned life insurance                                                      11,734,502          11,301,390
Other assets                                                                    7,659,702           7,008,505
                                                                            -------------       -------------

         Total assets                                                       $ 757,532,930       $ 772,285,127
                                                                            =============       =============

Liabilities and Shareholders' Equity
                    Liabilities
Non-interest bearing demand deposits                                           20,178,456       $  17,457,662
Savings, NOW and money market demand deposits                                 161,359,797         119,497,887
Time certificates of deposit                                                  279,711,507         298,597,193
                                                                            -------------       -------------
         Total deposits                                                       461,249,760         435,552,742
Advances from Federal Home Loan Bank                                          203,462,610         223,784,394
Securities sold under agreements to repurchase                                 35,105,159          57,702,034
Subordinated debentures held by deconsolidated
  subsidiary trust                                                             10,000,000          10,000,000
Advances from borrowers for taxes and insurance                                   256,787             268,682
Accrued interest payable                                                          474,109             506,861
Accrued expenses and other liabilities                                          2,159,360           1,439,615
                                                                            -------------       -------------

         Total liabilities                                                    712,707,785         729,254,328
                                                                            -------------       -------------

                Shareholders' Equity
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                               --                  --
Common stock, $.01 par value, 5,200,000 shares authorized,
   2,957,999 shares issued, 2,497,197 and 2,493,949 shares outstanding
   at June 30, 2004 and September 30, 2003, respectively                           29,580              29,580
Additional paid-in capital                                                     20,683,578          20,538,879
Retained earnings - substantially restricted                                   36,570,793          34,057,741
Accumulated other comprehensive loss                                           (3,869,546)         (3,028,762)
Unearned Employee Stock Ownership Plan shares                                    (173,931)           (401,676)
Treasury stock, 460,802 and 464,050 common shares, at cost,
   at June 30, 2004 and September 30, 2003, respectively                       (8,415,329)         (8,164,963)
                                                                            -------------       -------------

         Total Shareholders' Equity                                            44,825,145          43,030,799
                                                                            -------------       -------------

         Total Liabilities and Shareholders' Equity                         $ 757,532,930       $ 772,285,127
                                                                            =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                                          June 30,                             June 30,
                                                                    2004             2003               2004                2003
                                                               ------------      ------------       ------------       ------------
Interest and Dividend Income:
      Loans receivable, including fees                         $  6,465,018      $  5,936,930       $ 17,992,328       $ 18,212,692
      Securities available for sale                               2,535,342         2,734,611          8,834,059          8,313,157
      Dividends on Federal Home Loan Bank stock                      42,852           101,656            161,173            201,780
                                                               ------------      ------------       ------------       ------------

            Total interest and dividend income                    9,043,212         8,773,197         26,987,560         26,727,629

Interest Expense:
      Deposits                                                    2,428,676         2,582,015          7,182,561          8,004,583
      FHLB advances and other borrowings                          2,094,690         2,259,714          6,402,540          6,719,069
                                                               ------------      ------------       ------------       ------------

            Total interest expense                                4,523,366         4,841,729         13,585,101         14,723,652
                                                               ------------      ------------       ------------       ------------

Net interest income                                               4,519,846         3,931,468         13,402,459         12,003,977

Provision for loan losses                                           167,500            67,000            324,500            350,000
                                                               ------------      ------------       ------------       ------------

Net interest income after provision for loan losses               4,352,346         3,864,468         13,077,959         11,653,977

Noninterest income:
      Deposit service charges and other fees                        304,257           351,065            933,726            962,928
      Gain on sales of loans, net                                   107,648           235,483            227,748            745,667
      Bank owned life insurance                                     151,532           139,141            469,373            475,685
      Gain on sales of securities available for sale, net                --            46,180                 --            242,570
      Gain on sale of branch office                                      --                --          1,113,230                 --
      Loss on sales of foreclosed real estate, net                   (2,560)           (2,601)            (3,052)            (3,181)
      Brokerage commissions                                          20,643            48,150             96,850             92,423
      Other income                                                   58,167            56,054            167,191            263,204
                                                               ------------      ------------       ------------       ------------

            Total noninterest income                                639,687           873,472          3,005,066          2,779,296

Noninterest expense:
      Employee compensation and benefits                          2,422,886         2,171,666          6,848,008          6,291,439
      Occupancy and equipment expense                               597,056           517,705          1,720,735          1,604,641
      Deposit insurance premium                                      17,378            15,385             48,824             45,688
      Data processing expense                                       175,176           159,298            537,106            466,334
      Prepayment penalty on FHLB advances                                --                --                 --            500,674
      Other expense                                                 518,359           534,639          1,600,393          1,570,254
                                                               ------------      ------------       ------------       ------------

            Total noninterest expense                             3,730,855         3,398,693         10,755,066         10,479,030
                                                               ------------      ------------       ------------       ------------

Income before income taxes                                        1,261,178         1,339,247          5,327,959          3,954,243

Income tax expense                                                  424,569           446,840          1,839,011          1,302,395
                                                               ------------      ------------       ------------       ------------

Net income                                                     $    836,609      $    892,407       $  3,488,948       $  2,651,848
                                                               ============      ============       ============       ============

Earnings per common share:
      Basic                                                    $       0.34      $       0.36       $       1.41       $       1.07
                                                               ============      ============       ============       ============
      Diluted                                                  $       0.33      $       0.36       $       1.38       $       1.06
                                                               ============      ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                         June 30,                             June 30,
                                                                  2004              2003              2004              2003
                                                              -----------       -----------       -----------       -----------
Net income                                                    $   836,609       $   892,407       $ 3,488,948       $ 2,651,848

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                        (6,439,564)       (1,835,840)       (1,339,005)       (2,545,603)
        Deferred income tax benefit                            (2,396,139)         (683,115)         (498,221)         (947,217)
                                                              -----------       -----------       -----------       -----------

        Total other comprehensive loss                         (4,043,425)       (1,152,725)         (840,784)       (1,598,386)
                                                              -----------       -----------       -----------       -----------

Total comprehensive income (loss)                             $(3,206,816)      $  (260,318)      $ 2,648,164       $ 1,053,462
                                                              ===========       ===========       ===========       ===========

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Nine Months Ended June 30, 2004

                                                                                          Accumulated
                                                                                             Other
                                                            Additional                   Comprehensive
                                               Common        Paid-In        Retained     Income (Loss),
                                                Stock        Capital        Earnings       Net of Tax
                                            ------------   ------------   ------------    ------------
Balance at September 30, 2003               $     29,580   $ 20,538,879   $ 34,057,741    $ (3,028,762)

Cash dividends declared on common
  stock ($0.39 per share)                             --             --       (975,896)             --

Purchase of 33,298 shares of treasury
  stock                                               --             --             --              --

Issuance of 36,546 common shares from
  treasury stock due to exercise of stock
  options                                             --         68,056             --              --

10,500 common shares committed to be
  released under the ESOP                             --         76,643             --              --

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $498,221                  --             --             --        (840,784)

Net income for the nine months ended
  June 30, 2004                                       --             --      3,488,948              --
                                            ------------   ------------   ------------    ------------

Balance at June 30, 2004                    $     29,580   $ 20,683,578   $ 36,570,793    $ (3,869,546)
                                            ============   ============   ============    ============

                                               Unearned
                                               Employee
                                                 Stock                           Total
                                               Ownership       Treasury      Shareholders'
                                              Plan Shares        Stock          Equity
                                              ------------    ------------   -------------
Balance at September 30, 2003                 $   (401,676)   $ (8,164,963)   $ 43,030,799

Cash dividends declared on common
  stock ($0.39 per share)                               --              --        (975,896)

Purchase of 33,298 shares of treasury
  stock                                                 --        (764,865)       (764,865)

Issuance of 36,546 common shares from
  treasury stock due to exercise of stock
  options                                               --         514,499         582,555

10,500 common shares committed to be
  released under the ESOP                          227,745              --         304,388

Net change in net unrealized losses on
  securities available for sale, net of
  effect of income taxes of $498,221                    --              --        (840,784)

Net income for the nine months ended
  June 30, 2004                                         --              --       3,488,948
                                              ------------    ------------    ------------

Balance at June 30, 2004                      $   (173,931)   $ (8,415,329)   $ 44,825,145
                                              ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MIDWEST FINANCIAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Nine Months Ended June 30,
                                                                                          2004                  2003
                                                                                    ---------------       ---------------
Cash flows from operating activities:
    Net income                                                                      $     3,488,948       $     2,651,848
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net                                       3,733,747             1,428,046
                                                                                            324,500               350,000
      Loss on sales of foreclosed real estate, net                                            3,052                 3,181
      Gain on sales of securities available for sale                                             --              (242,570)
      Loss on early extinguishment of FHLB advances                                              --               500,674
      Gain on the sale of branch office                                                  (1,113,230)                   --
      Gain on the sale of office properties, net                                                 --              (134,700)
      Proceeds from sales of loans held for sale                                         13,695,203            59,244,469
      Originations of loans held for sale                                               (12,568,893)          (59,018,368)
      Net change in accrued interest receivable                                             418,452               597,520
      Net change in other assets                                                           (586,085)             (954,404)
      Net change in accrued interest payable                                                (32,752)             (182,777)
      Net change in accrued expenses and other liabilities                                  725,871              (106,534)
                                                                                    ---------------       ---------------
            Net cash from operating activities                                            8,088,813             4,136,385

Cash flows from investing activities:
    Purchase of securities available for sale                                           (15,463,098)         (372,599,726)
    Proceeds from sales of securities available for sale                                         --            90,455,195
    Proceeds from maturities and principal repayments of
      securities available for sale                                                      67,024,122           130,620,985
    Net change in loans receivable                                                       (9,955,846)           15,024,297
    Loans purchased                                                                     (34,325,665)          (19,926,142)
    Proceeds from sales of foreclosed real estate                                         1,123,934               388,139
    Proceeds from sale of office building                                                        --               197,169
    Cash transferred to buyer on sale of branch                                         (14,154,359)                   --
    Purchase of shares by ESOP                                                                   --              (608,584)
    Change in FHLB stock                                                                    908,400            (5,444,600)
    Purchase of premises and equipment, net                                              (1,197,562)           (1,187,010)
                                                                                    ---------------       ---------------
            Net cash used in investing activities                                        (6,040,074)         (163,080,277)

Cash flows from financing activities:
    Net change in noninterest-bearing demand, savings, NOW, and
      money market demand deposits                                                       (9,132,202)           31,473,882
    Net change in other time deposits                                                    50,931,974            45,673,876
    Proceeds from advances from Federal Home Loan Bank                                1,655,190,000           778,925,000
    Repayments of advances from Federal Home Loan Bank                               (1,675,511,784)         (684,848,902)
    Net change in securities sold under agreements to repurchase                        (22,596,875)           (4,072,903)
    Net change in advances from borrowers for taxes and insurance                            (6,146)              (16,835)
    Cash dividends paid                                                                    (975,896)             (969,371)
    Proceeds from the exercise of stock options                                             582,555               322,829
    Purchase of treasury stock                                                             (764,865)             (165,092)
                                                                                    ---------------       ---------------
            Net cash from (used in) financing activities                                 (2,283,239)          166,322,484
                                                                                    ---------------       ---------------

Net change in cash and cash equivalents                                                    (234,500)            7,378,592

Cash and cash equivalents at beginning of period                                          9,756,815             7,376,434
                                                                                    ---------------       ---------------
Cash and cash equivalents at end of period                                          $     9,522,315       $    14,755,026
                                                                                    ===============       ===============

Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                                                      $    13,617,853       $    14,906,429
                                                                                    ===============       ===============
      Income taxes                                                                        1,692,500             1,086,788
                                                                                    ===============       ===============

Supplemental schedule of non-cash investing and financing activities:
    Loans transferred to foreclosed real estate                                     $        58,349       $       395,768
                                                                                    ===============       ===============

Sale of branch
    Assets disposed:
      Loans                                                                         $      (730,704)
      Accrued interest receivable                                                            (5,518)
      Premises and equipment                                                               (110,818)
    Liabilitied assumed by buyer:
      Non-interest bearing demand, savings, NOW                                           6,314,066
        and money market demand accounts
      Time deposits                                                                       9,788,688
      Advances from borrowers for taxes and insurance                                         5,749
      Other liabilities                                                                       6,126
    Gain on sale of office property, net                                                 (1,113,230)
                                                                                    ---------------
    Cash paid                                                                       $    14,154,359
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

      A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and nine months ended June 30, 2004 and 2003 is presented below.

                                                               Three Months Ended                   Nine Months Ended
                                                                    June 30,                             June 30,
                                                                    --------                             --------
                                                              2004              2003              2004             2003
                                                              ----              ----              ----             ----
      Basic Earnings Per Common Share:
      Numerator:
          Net Income                                      $   836,609       $   892,407       $ 3,488,948       $ 2,651,848
                                                          ===========       ===========       ===========       ===========
      Denominator:
          Weighted average common shares
            outstanding                                     2,497,197         2,493,949         2,500,437         2,482,101
          Less: Weighted average unallocated
            ESOP shares                                       (13,263)          (16,061)          (17,779)          (10,421)
                                                          -----------       -----------       -----------       -----------

          Weighted average common shares
            outstanding for basic earnings per share        2,483,934         2,477,888         2,482,658         2,471,680
                                                          ===========       ===========       ===========       ===========

      Basic earnings per common share                     $      0.34       $      0.36       $      1.41       $      1.07
                                                          ===========       ===========       ===========       ===========

                                                       Three Months Ended             Nine Months Ended
                                                             June 30,                       June 30,
                                                             --------                       --------
                                                       2004            2003            2004            2003
                                                       ----            ----            ----            ----
      Diluted Earnings Per Common Share:
      Numerator:
          Net Income                                $  836,609      $  892,407      $3,488,948      $2,651,848
                                                    ==========      ==========      ==========      ==========
      Denominator:
          Weighted average common shares
            outstanding for basic earnings per
            common share                             2,483,934       2,477,888       2,482,658       2,471,680
          Add: Dilutive effects of assumed
            exercise of stock options, net
            of tax benefits                             54,599          31,992          54,205          28,495
                                                    ----------      ----------      ----------      ----------
          Weighted average common and
            dilutive potential common shares
            outstanding                              2,538,533       2,509,880       2,536,863       2,500,175
                                                    ==========      ==========      ==========      ==========

      Diluted earnings per common share             $     0.33      $     0.36      $     1.38      $     1.06
                                                    ==========      ==========      ==========      ==========

3.    COMMITMENTS

      At June 30, 2004 and September 30, 2003, the Company had outstanding commitments to originate and purchase loans totaling $51.9 million and $63.4 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets and normal cash flows.

4.    INTANGIBLE ASSETS

      As of June 30, 2004 and September 30, 2003 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month or nine-month periods ended June 30, 2004 and 2003.

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

      In July 2003, the Board of Governors of the Federal Reserve System ("Federal Reserve") issued a supervisory letter instructing bank holding companies, such as the Company, to continue to include the trust preferred securities in their Tier I capital for regulatory purposes until notice is given to the contrary. The Federal Reserve has been reviewing the regulatory implications of the change in accounting treatment and, on May 6, 2004, issued a proposal on the regulatory capital treatment of trust preferred securities. Under the proposal, trust preferred securities would continue to be included in Tier I capital up to 25% of Tier l capital. After a three year transition period, beginning March 31, 2007, trust preferred securities would count up to 25% of Tier l capital, net of goodwill. Until these proposals are finalized, it can not be assumed that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2004, had the Company not been permitted to include the $10 million in trust preferred securities issued by First Midwest Financial Capital Trust I in its Tier I capital, the Company would still have exceeded the regulatory required minimums for capital adequacy purposes. In the event that trust preferred securities would no longer be includable in Tier I capital, the Company would also be permitted to redeem the capital securities, which bear interest at 5.74%, without penalty.

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

      Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                       Three Months Ended               Nine Months Ended
                                                            June 30,                         June 30,
                                                            --------                         --------
                                                      2004             2003             2004             2003
                                                      ----             ----             ----             ----
Net income, as reported                            $  836,609       $  892,407       $3,488,948       $2,651,848
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                (15,092)          (3,394)         (26,720)          (9,955)
                                                   ----------       ----------       ----------       ----------
         Pro forma net income                      $  821,517       $  889,013       $3,462,228       $2,641,893
                                                   ==========       ==========       ==========       ==========

Earnings per common share - basic:
   As reported                                     $      .34       $      .36       $     1.41       $     1.07
   Pro forma                                       $      .33       $      .36       $     1.38       $     1.07

Earnings per common share - diluted:
   As reported                                     $      .33       $      .36       $     1.38       $     1.06
   Pro forma                                       $      .32       $      .35       $     1.36       $     1.06

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2004, compared to September 30, 2003, and the consolidated results of operations for the three months and nine months ended June 30, 2004, compared to the same periods in 2003. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2003.

RECENT CORPORATE DEVELOPMENTS

On May 6, 2004, the Company announced that First Federal had started the process of forming of a new operating division to position the Company to take advantage of opportunities in the growing area of prepaid debit cards and related systems and services. On May 4, 2004, the first five members of the management group leading this new division joined First Federal. These individuals have extensive experience and a proven track record for creating value and profitability in this emerging market. As of June 30, 2004, the division had a total of sixteen
(16) employees, operating under the name Meta Payment Systems. The first cards for the operation are expected to be issued in August 2004. As the development process continues, it is anticipated that an additional three to five people will be hired over the next fifteen (15) months. The division is based in Sioux Falls, South Dakota, where First Federal recently opened a second banking office. While results are subject to change and cannot be predicted with certainty, it is expected the first year of operations will result in an operating loss of approximately $1.1 million, net of income taxes, and the second year of operations will be break-even, or result in a small profit, net of income taxes. It is anticipated the third year will result in income, net of income taxes, sufficient for the three-year cumulative operations of the division to become positive. Actual results for the division through June 30, 2004 were a net operating loss of $141,000, net of income taxes, which reduced diluted earnings per share for both the quarter and the fiscal year-to-date by $.06 per share.

During the quarter ended June 30, 2004, the Company announced that it will change its name to Meta Financial Group during the first half of calendar 2005, subject to shareholder approval. The Company's subsidiary bank divisions will all change to a form of the name MetaBank and First Services Trust Corporation will become MetaTrust. The Meta name is symbolic of positive change and expands on the existing operating philosophy of the Company and its subsidiaries to make money management easy for individuals and businesses through every life change. The Company's stock will continue to trade on the NASDAQ National Market under the symbol "CASH".

FINANCIAL CONDITION

Total assets decreased by $14.8 million, or 1.9%, to $757.5 million at June 30, 2004, from $772.3 million at September 30, 2003. The decrease in total assets was primarily attributable to the sale during the period of a branch office in Manson, Iowa, which resulted in a decrease of $15.0 million in total assets and a decrease of $55.6 million in the securities portfolio, which were substantially offset by the $43.1 million growth in net loans receivable.

The portfolio of securities available for sale decreased $55.6 million, or 15.2%, to $310.5 million at June 30, 2004, from $366.1 million at September 30, 2003. The decrease reflects $67.0 million of maturities and principal repayments, which were partially offset by $15.5million of purchases and by the change in market value of securities available for sale.

The portfolio of net loans receivable increased by $43.1 million, or 12.3%, to $392.8 million at June 30, 2004, from $349.7 million at September 30, 2003. The increase reflects increased origination or purchase of commercial and multi-family real estate loans on existing and newly constructed properties and by increased origination and purchase of commercial business loans. The increase was partially offset by a reduction in conventional one-to-four family residential mortgage loans, and by a reduction in agricultural business loans, as existing originated and purchased loans were repaid in amounts greater than new originations retained in portfolio during the period. The reduction included the sale of $730,000 of one-to-four family residential mortgage loans and consumer loans as part of the branch sale.

Deposit balances increased by $25.7 million, or 5.9%, to $461.3 million at June 30, 2004, from $435.6 million at September 30, 2003. The increase in deposit balances resulted from increases in checking accounts, money market demand accounts and savings accounts in the amounts of $4.3 million, $10.5 million, and $29.8 million, respectively. These increases were partially offset by a decrease in certificates of deposit in the amount of $18.9 million. The deposit changes include the decreases resulting from the branch office sale during the period. Deposits totaling $16.1 million were included in the branch sale, consisting of checking accounts, money market demand accounts, savings accounts and certificates of deposit in the amounts of $2.2 million, $3.3 million, $758,000 and $9.8 million, respectively. Excluding the effect of the branch sale, deposit balances would have increased by $41.8 million, or 9.6% during the nine months ended June 30, 2004.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $20.3 million, or 9.1%, to $203.5 million at June 30, 2004 from $223.8 million at September 30, 2003. The balance in securities sold under agreements to repurchase decreased by $22.6 million, or 39.2%, to $35.1 million at June 30, 2004 from $57.7 million at September 30, 2003. The decrease in advances from the FHLB and in securities sold under agreements to repurchase reflects the replacement of borrowed funds through deposit growth during the quarter.

Total shareholders' equity increased $1.8 million, or 4.2%, to $44.8 million at June 30, 2004 from $43.0 million at September 30, 2003. The increase in shareholders' equity reflects earnings of $3.5 million during the period. This increase was partially offset by a $841,000 change, in accordance with SFAS 115, from a $3.0 million unrealized loss to a $3.9 million unrealized loss, net of income tax, on securities available for sale, the payment of a cash dividend to shareholders and by the purchase of treasury stock.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

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

At June 30, 2004, the Company had loans delinquent 30 days and over totaling $1.0 million, or 0.26% of total loans compared to $2.0 million, or 0.56%, of total loans at September 30, 2003. The Company's decrease in delinquent (and nonperforming) loans relates to efforts to maintain low delinquency levels through continuous follow up and follow through on collections.

At June 30, 2004, commercial and multi-family real estate loans delinquent 30 days and over totaled $406,000, or 0.10% of the total loan portfolio as compared to $417,000, or 0.12% of total loans at September 30, 2003. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At June 30, 2004, agricultural operating loans delinquent 30 days and over totaled $285,000, or 0.07% of the total loan portfolio as compared to $291,000, or 0.08% of total loans at September 30, 2003. Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                                June 30, 2004       September 30, 2003
                                                -------------       ------------------
                                                       (Dollars in Thousands)
Non-accruing loans:
     One-to four family                             $   --                 $  156
     Commercial and multi-family                       406                    417
     Agricultural real estate                           --                     --
     Consumer                                           32                     17
     Agricultural operating                            285                    291
     Commercial business                               122                    126
                                                    ------                 ------
       Total non-accruing loans                        845                  1,007

Accruing loans delinquent 90 days or more               --                     --
                                                    ------                 ------
       Total non-performing loans                      845                  1,007
                                                    ------                 ------

Restructured loans:
     Consumer                                           --                     --
     Agricultural operating                             10                     28
     Commercial business                                 8                     31
                                                    ------                 ------
       Total restructured loans                         18                     59
                                                    ------                 ------

Foreclosed assets:
     One-to four family                                 --                     --
     Commercial real estate                             35                    912
     Consumer                                           --                      4
     Agricultural operating                             --                     --
     Commercial business                                 6                    193
                                                    ------                 ------
     Total foreclosed assets                            41                  1,109
     Less: Allowance for losses                         --                     --
                                                    ------                 ------
       Total foreclosed assets, net                     41                  1,109
                                                    ------                 ------

Total non-performing assets                         $  904                 $2,175
                                                    ======                 ======

Total as a percentage of total assets                 0.12%                  0.28%
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

On the basis of management's review of its loans and other assets, at June 30, 2004, the Company had classified a total of $13.1 million of its assets as substandard, $13,000 as doubtful and none as loss as compared to classifications at September 30, 2003 of $9.5 million substandard, $33,000 doubtful and none as loss. The increase in assets classified as substandard was the result of a $5.0 million participation loan which had been non-performing during the first half of the fiscal year. While the loan is currently performing according to terms, it remained classified as substandard as of June 30, 2004.

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

Current economic conditions in the agricultural sector of the Company's market area are stable due to generally favorable commodity prices and a history of government subsidies. Price levels for grain crops and livestock generally improved during 2003, and while grain prices have decreased somewhat from their levels earlier in 2004, they currently remain at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Many areas served by the Company experienced abnormally dry growing conditions during 2003, which resulted in reduced yields. The impact of reduced yield was substantially offset by higher commodity prices. Nearly all agricultural customers showed positive, earned net worth gains in the 2003 operating year. Current expectations for 2004 crops are favorable. Although the Company underwrites its agricultural loans based on normal expectations for commodity prices and yields, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through an increased provision for loan losses.

At June 30, 2004, the Company has established an allowance for loan losses totaling $5.3 million. The allowance represented approximately 611.1% of the total non-performing loans at June 30, 2004, while the allowance at September 30, 2003 represented approximately 465.5% of the total non-performing loans at that date. The ratio of the allowance for loan losses to total loans was 1.33% at June 30, 2004 compared to 1.40% at September 30, 2004.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the nine-month periods ended June 30, 2004 and June 30, 2003:

                                                    2004          2003
                                                    ----          ----
                                                       (In Thousands)
            Balance, September 30,                 $ 4,962       $ 4,693
              Charge-offs                              (25)         (106)
              Recoveries                                13            30
              Additions charged to operations          324           350
                                                   -------       -------
            Balance, June 30,                      $ 5,274       $ 4,967
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

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both June 30, 2004 and September 30, 2003 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

General. For the three months ended June 30, 2004, the Company recorded net income of $837,000 compared to net income of $892,000 for the same period in 2003. For the nine months ended June 30, 2004, net income was $3,489,000 compared to $2,652,000 for the same period in 2003. Both periods reflect increases in net interest income. The three month period reflects a decrease in non-interest income, increases in the provision for loan losses and in non-interest expense, which were partially offset by a decrease in tax expense. The nine month period reflects an increase in non-interest income and a decrease in the provision for loan losses, which were partially offset by increases in non-interest expense and in income tax. The increase in non-interest income for the nine months ended June 30, 2004 reflects primarily a gain of $1,113,000 on the sale of the Manson, Iowa branch office.

Net Interest Income. Net interest income increased by $588,000, or 15.0%, to $4,520,000 for the three months ended June 30, 2004 from $3,931,000 for the same period in 2003. For the nine months ended June 30, 2004, net interest income increased $1.4 million, or 11.7%, to $13,402,000 from $12,004,000 for the same period in 2003. The increase in net interest income for the three month period ended June 30, 2004 included an increase in total interest income of $270,000 or 3.1% and a decrease in total interest expense of $318,000, or 6.6%, compared to the same period in 2003. The decrease in total interest expense reflects a decrease in the cost of interest-bearing liabilities to 2.53% from 2.74%, which was partially offset by an increase of $9.9 million in the average balance of interest bearing-liabilities during the period. The increase in total interest income reflects an increase in the yield on interest-earning assets to 4.90% from 4.85%, and by an increase of $14.3 million in the average balance of interest earning-assets during the period. The increase in net interest income for the nine month period ended June 30, 2004 included a decrease in total interest expense of $1.1 million, or 7.7%, and an increase in total interest income of $260,000 or 1.0%, compared to the same period in 2003. The decrease in total interest expense reflects a decrease in the cost of interest-bearing liabilities to 2.50% from 3.01%, which was partially offset by an increase of $71.6 million in the average balance of interest bearing-liabilities during the period. The increase in total interest income reflects an increase of $71.9 million in the average balance of interest earning-assets, which was partially offset by a decrease in the yield on interest-earning assets to 4.84% from 5.31%, during the period.

Provision for Loan Losses. For the three months ended June 30, 2004, the provision for loan losses was $168,000 compared to $67,000 for the same period in 2003. For the nine months ended June 30, 2004, the provision for loan losses was $325,000 compared to $350,000 for the same period in 2003. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio. See "Non-Performing Assets and Allowance for Loan Losses."

Non-interest Income. Non-interest income decreased $234,000, or 26.8%, to $640,000 for the three months ended June 30, 2004 from $873,000 for the same period in 2003. For the nine months ended June 30, 2004, non-interest income increased $226,000, or 8.1%, to $3,005,000 from $2,779,000 for the same period in 2003. During the three month period there were decreases in deposit income, gain on the sale of loans, and gain on the sale of securities available-for-sale and brokerage commissions of $47,000, $128,000, $46,000 and $28,000, respectively. These decreases were partially offset by small increases in return on Bank Owned Life Insurance ("BOLI") and other income. During the nine month period there were decreases in deposit income, gain on the sale of loans, return on BOLI, gain on the sale of securities available-for-sale and other income of $29,000, $518,000, $6,000, $243,000 and

$96,000, respectively. These decreases were partially offset by a small increase in brokerage commissions. The decreases in both periods in gain on the sale of securities available-for-sale was due to no sales having occurred and in gain on the sale of loans was due to a reduced level of refinancing of 1-to-4 family loans during the periods. The decrease in other income during the nine month period was partially the result of a $134,000 gain on the sale of a drive-up facility during the 2003 period which did not recur in 2004. The increase in non-interest income for the nine month period reflects primarily a gain of $1,113,000 on the sale of the Manson, Iowa branch office in January 2004. Net of income taxes, the branch sale resulted in an increase in diluted earnings per share of $.27 for the nine months ended June 30, 2004.

Non-interest Expense. Non-interest expense increased $332,000, or 9.8%, to $3,731,000 for the three months ended June 30, 2004, from $3,399,000 for the same period in 2003. For the nine months ended June 30, 2004, non-interest expense increased $276,000, or 2.6%, to $10,755,000 from $10,479,000 for the same period in 2003. The increase in non-interest expense is the result of increases in compensation and benefit expense, occupancy and equipment expense, and data processing expense during both the three and nine month periods ended June 30, 2004. The increases were attributable to costs associated with the construction and opening of a second branch office in Sioux Falls, South Dakota, the development and centralization of mortgage loan operations, expenses related to the planning and development of the name change and start-up costs associated with the Meta Payment Systems. The three month period reflected a small decrease in other expense, while the nine month period reflects a small increase. The nine month period ended June 30, 2003 also reflects prepayment penalties associated with the early extinguishment of FHLB advances, which did not recur during 2004.

Income Tax Expense. Income tax expense was $425,000 for the three months ended June 30, 2004 compared to $447,000 for the same period in 2003. For the nine months ended June 30, 2004, income tax expense was $1,839,000 compared to $1,302,000 for the same period in 2003. The change for both periods reflects the change in the level of taxable income between the comparable periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2004, the Company had commitments to originate and purchase loans totaling $51.9 million. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Company, First Federal and Security to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Federal's and Security's actual capital and required capital amounts and ratios at June 30, 2004 which, at that date, exceeded the capital adequacy requirements:

                                                                                                      Minimum Requirement
                                                                                                           To Be Well
                                                                               Minimum Requirement     Capitalized Under
                                                                              For Capital Adequacy    Prompt Corrective
                                                              Actual                 Purposes          Action Provisions
                                                              ------                 --------          -----------------
At June 30, 2004                                        Amount      Ratio       Amount      Ratio       Amount     Ratio
----------------                                        ------      -----       ------      -----       ------     -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        First Federal                                  $54,116      11.7%      $37,115       8.0%      $46,394      10.0%
        Security                                         4,652      13.8         2,694       8.0         3,368      10.0
Tier 1 (Core) Capital (to risk weighted assets):
        First Federal                                   49,050      10.6        18,558       4.0        27,836       6.0
        Security                                         4,365      13.0         1,347       4.0         2,021       6.0
Tier 1 (Core) Capital (to adjusted total assets):
        First Federal                                   49,050       7.0        27,948       4.0        34,935       5.0
        Security                                         4,365       6.7         2,619       4.0         3,274       5.0
Tier 1 (Core) Capital (to average assets):
        First Federal                                   49,050       7.1        27,709       4.0        34,637       5.0

The Company includes its trust preferred securities in the calculation of Tier 1 capital. See Note 5 of the Notes to Consolidated Financial Statements (Unaudited) on page 9.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 2004, the Company, First Federal and Security exceeded minimum requirements for the well-capitalized category.

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

Net Portfolio Value. The Company uses a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. Management of the Company's assets and liabilities is performed within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV that is acceptable given certain interest rate changes.

Presented below, as of June 30, 2004 and September 30, 2003, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points, except for the down 200 basis point scenario for June 30, 2004, which, do to the level of market interest rates at that date, does not yield meaningful results. As illustrated in the table, the Company's NPV at June 30, 2004 and September 30, 2003 was more sensitive to increasing interest rates than to decreasing interest rates. When market interest rates increase, the market value of fixed rate mortgage loans and fixed rate mortgage-backed securities decline due to both the rate increase and the related slowing of loan prepayment levels. During the first three months between reporting dates, market interest rates increased and prepayment speeds slowed, resulting in an increase in NPV sensitivity to rising rates. During the second three months market interest rates decreased and prepayment speeds increased, somewhat moderating the impact from the first three months. Finally, during the most recent three months, market rates increased sharply on inflation fears, and then moderated slightly, resulting in an increase in NPV sensitivity. During the nine months, management increased the Company's use of longer term borrowed funds, and decreased the use of shorter term borrowed funds. In addition, management limited purchases of mortgage-backed securities and continued to originate shorter term commercial and consumer loans. Management closely monitors the Company's interest rate sensitivity.

                                                        At June 30, 2004         At September 30, 2003
     Change in Interest Rates       Board Limit         ----------------         ---------------------
          (Basis Points)             % Change       $ Change       % Change     $ Change        % Change
     ------------------------       -----------     --------       --------     --------        --------
                                                                   (Dollars in Thousands)
              +200 bp                  (40)%        $(9,452)          (21)%      $(6,062)          (19)%
              +100 bp                  (25)          (4,027)           (9)        (2,451)           (8)
               0 bp                     --               --            --             --            --
              -100 bp                  (10)             387             1          1,085             3
              -200 bp                  (15)             n/a           n/a            925             3

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in calculating the tables. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

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

                          FIRST MIDWEST FINANCIAL, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q

Item 1. Legal Proceedings - On June 11, 2004, the Sioux Falls School District filed suit in the Second Judicial Circuit Court, alleging that First Federal Savings Bank of the Midwest, a wholly-owned subsidiary of the Company, improperly allowed funds, which belonged to the school district, to be deposited into, and subsequently withdrawn from, a corporate account established by an employee of the school district. The school district is seeking in excess of $600,000. First Federal has submitted the claim to its insurance carrier, and is working with counsel to vigorously contest the suit. There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities -

            (e) The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

            ---------------------------------------------------------------------------------------------------------
                                                                         Total Number of Shares   Maximum Number of
                                      Total Number       Average Price    Purchased as Part of   Shares that May Yet
                                       of Common        Paid Per Share     Publicly Announced     Be Purchased Under
                   Period           Shares Purchased       Purchased           Program(s)           the Program(s)
            ---------------------------------------------------------------------------------------------------------
              4/1/04 - 4/30/04             --                  --                  --                  139,130
            ---------------------------------------------------------------------------------------------------------
              5/1/04 -5/31/04              --                  --                  --                  139,130
            ---------------------------------------------------------------------------------------------------------
              6/1/04 - 6/30/04             --                  --                  --                  139,130
            ---------------------------------------------------------------------------------------------------------
                   Total                   --                  --                  --                  139,130
            ---------------------------------------------------------------------------------------------------------

            There were no purchases made during the quarter in accordance with the July 7, 2003 authorization by the Company's board of directors for the repurchase of up to 150,000 shares of the Company's common stock. During July, the Company purchased 6,172 shares of stock under the plan at a total cost of $142,000. The repurchase period under this authorization ran through July 31, 2004. This share repurchase plan was the only plan in effect since its authorization.

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  31.1  Section 302 certification of Chief Executive Officer.

                  31.2  Section 302 certification of Chief Financial Officer.

                  32 Section 906 certification of Chief Executive Officer and Chief Financial Officer.

            (b)   Reports on Form 8-K:

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

                  On May 24, 2004, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on May 24, 2004, issued a press release announcing the declaration of a cash dividend for the third quarter of its fiscal year 2004.

                  On July 19, 2004, the Company furnished a report on Form 8-K stating under Item 12 that the Company had, on July 16, 2004, issued a press release announcing its earnings for the quarter and nine month period ended June 30, 2004.

                  On August 4, 2004, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on August 3, 2004, issued a press release announcing the expiration of the stock repurchase program authorized in July 2003.

                          FIRST MIDWEST FINANCIAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST MIDWEST FINANCIAL, INC.


Date: August 13, 2004            By: /s/ James S. Haahr
     ----------------                -------------------------------------------
                                     James S. Haahr, Chairman of the Board,
                                       and Chief Executive Officer


Date: August 13, 2004            By: /s/ Ronald J. Walters
     ----------------                -------------------------------------------
                                     Ronald J. Walters, Senior Vice President,
                                       Secretary, Treasurer and Chief Financial
                                       Officer