Form 10-K
period 2004-09-30
FIRST MIDWEST FINANCIAL INC
filed 2004-12-22
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Registrant’s telephone number: (712) 732-4117

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  |X|     NO  |_|

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

                 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  |_|     NO  |X|

                 As of November 29, 2004, there were outstanding 2,491,025 shares of the Registrant’s Common Stock.

                 As of March 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of such date, was $43.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K — Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2004.

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held January 24, 2005.

Forward-Looking Statements

                 First Midwest Financial, Inc. (“First Midwest” or the “Company”), and its wholly-owned operating subsidiaries including First Federal Savings Bank of the Midwest and Security State Bank, may from time to time make written or oral “forward-looking statements”, including statements contained in its filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

                 These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors some of which are beyond the Company’s control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this prospectus:

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•
the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for the Company’s products and services;

•	the success of the Company in gaining regulatory approval of its products and services, when required;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities, agriculture and insurance);

•	technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	the success of the Company at managing the risks involved in the foregoing.

                 The Company wishes to caution readers that such forward-looking statements speak only as of the date made. The Company does not undertake, and expressly disclaims any intent or obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Available Information

                 The Company’s website address is www.metacash.com. The Company makes available, through a link with the SEC’sEdgar database, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the Securities and Exchange Commission.

PART I

Item 1.   Description of Business

General

                First Midwest Financial, Inc. is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of First Federal Savings Bank of the Midwest (“First Federal”) and Security State Bank (“Security”). First Midwest, on September 20, 1993, acquired all of the capital stock of First Federal in connection with First Federal’s conversion from the mutual to stock form ownership (the “Conversion”). On September 30, 1996, First Midwest became a bank holding company upon its acquisition of Security, as discussed below.

                Since the Conversion, the Company has acquired several financial institutions. On March 28, 1994, First Midwest acquired Brookings Federal Bank in Brookings, South Dakota. On December 29, 1995, First Midwest acquired Iowa Savings Bank, FSB in Des Moines, Iowa (“Iowa Savings”). Brookings Federal and Iowa Savings were both merged with, and now operate as divisions of, First Federal and such divisions are currently referred to as “Brookings” and “Iowa Savings,” respectively. On September 30, 1996, First Midwest completed the acquisition of Central West Bancorporation (“CWB”). CWB was the holding company for Security in Stuart, Iowa, which upon the merger of CWB into First Midwest resulted in Security becoming a stand-alone banking subsidiary of First Midwest. Unless the context otherwise requires, references herein to the Company include First Midwest, Security and First Federal and all subsidiaries on a consolidated basis.

                 First Federal and Security (collectively, the “Banks”) are the only direct, active banking subsidiaries of First Midwest. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through the Banks, provides a full range of financial services. The principal business of First Federal has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in First Federal’s market area. First Federal’s lending activities have expanded to include an increased emphasis on originations of commercial and multi-family real estate loans and commercial business loans. The principal business of Security has been and continues to be attracting retail deposits from the general public and investing those funds in commercial and multi-family real estate and commercial operating loans and, to a lesser extent, one- to four-family residential and consumer (including agriculture) loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. At September 30, 2004, the Company had total assets of $780.8 million, deposits of $461.6 million, and shareholders’ equity of $47.3 million. It is anticipated that First Midwest, First Federal and

Security will change their names to Meta Financial Group, Inc., MetaBank and MetaBank – West Central Iowa in the first quarter of 2005.

                 The Company’s revenues are derived primarily from interest on mortgage loans, mortgage-backed securities, commercial business loans, other investments, consumer loans, agricultural operating loans, commercial business loans, income from service charges, loan origination fees, and loan servicing fee income.

                 First Federal, through its affiliation with Bill Markve and Associates, offers insurance products, mutual funds, equities, bonds and annuities.

                 First Services Trust Company (the “Trust Company”), established in April 2002 as a South Dakota corporation and a wholly-owned subsidiary of First Midwest, provides a full range of trust services. It is anticipated that the Trust Company will change its name to Meta Trust Company in the first quarter of 2005. First Midwest Financial Capital Trust, also a wholly-owned subsidiary of First Midwest, was established in July 2001 for the purpose of issuing Company Trust Preferred Securities.

                 First Midwest and the Banks are subject to comprehensive regulation. See “Regulation” herein.

                 The executive offices of the Company are located at Fifth at Erie, Storm Lake, Iowa 50588. Its telephone number at that address is (712) 732-4117.

Market Area

                 First Federal Savings Bank of the Midwest has five divisions: First Federal Savings Bank Northwest Iowa (FFSL), Brookings Federal Bank (BFB), Iowa Savings Bank (ISB), and First Federal Savings Bank Sioux Empire (FFSE). First Federal’s headquarters is located on the corner of Fifth and Erie streets in Storm Lake, Iowa. FFSL operates a total of six offices in Storm Lake, Lake View, Laurens, Odebolt and Sac City, Iowa. BFB operates one office in Brookings, South Dakota. ISB operates four offices in Des Moines, West Des Moines and Urbandale, Iowa, with plans to open a fifth office by Jordan Creek Mall in West Des Moines in 2005. FFSE operates two offices in Sioux Falls with plans to open a third office in 2005. The fifth division is Meta Payment Systems, which is the Bank’s start up in the business of stored value cards. It operates out of its headquarters in Sioux Falls, South Dakota. See “Stored Value Card Program.”

                 Security State Bank operates its business through three full-service offices in Casey, Menlo and Stuart, Iowa.

                 The Company’s primary market area includes the Iowa counties of Adair, Buena Vista, Dallas, Guthrie, Pocahontas, Polk and Sac, and the South Dakota counties of Brookings, Lincoln and Minnehaha.

                 Iowa ranks sixth lowest nationally in business costs (Economy.com Inc. 2003), among the top ten states for “technology sophistication” in K-12 schools (Market Data Retrieval), third most favorable business liability climate in the nation (Harris Interactive Survey, U.S. Chamber of Commerce, 2003), second “most livable” state in the nation (Morgan Qullno State Rankings, 2003), and has low corporate income taxes.

                 South Dakota ranks first in “entrepreneurial friendliness” (Small Business Survival Foundation, 2002), first in students per computer (Technology Courts 2002), is the second “safest” state (FBI, 2001), and has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

                 Storm Lake is located in Iowa’s Buena Vista County approximately 150 miles northwest of Des Moines and 200 miles southwest of Minneapolis. Like much of the State of Iowa, Storm Lake and the surrounding market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista Regional Medical Center, Tyson-Foods, Sara Lee Foods and Buena Vista University, which currently enrolls 1,242 full-time students at its Storm Lake campus and employs 81 full-time faculty members. The Northwest Iowa division operates two offices in Storm Lake with additional offices in Laurens, Sac City, Lake View and Odebolt.

                 Brookings is located in east central South Dakota’s Brookings County, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis. The Bank’s market area encompasses approximately a 30-mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 10,996 students enrolled for the 2004 fall term and employs 550 full-time faculty members. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics and Twin City Fan. The Brookings division operates from an office located in downtown Brookings.

                 Des Moines, Iowa’s capital, is located in central Iowa. The Des Moines market area encompasses Polk County and surrounding counties. ISB’s main office is located in a high growth area just off I-80 at the intersection of two major streets in Urbandale. The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall. The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area. The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines. The Des Moines metro area is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices. Major employers include Principal Life Insurance Company, Des Moines Community Schools, Central Iowa Hospital Corporation, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., Wells Fargo Home Mortgage Inc., Pioneer Hi Bred International Inc., Bridgestone/Firestone, Communications Data Services Inc., and Meredith Corporation. Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University – Osteopathic Medical Center, Grand View College, AIB College of Business, and Upper Iowa University. The unemployment rate in the Des Moines metro area was 3.6% as of October 2004.

                 Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis. The Sioux Falls market area encompasses Minnehaha and Lincoln counties. Sioux Falls ranks third in a national list of top cities to start a company according to a report by Cognetics, Inc. (Kiplinger Report, April 2001). Sioux Falls received an “A+” on Zero Population Growth’s 2001 Kid-Friendly Cities Report Card, excelling in health, public safety, education, economics, environment, and community life; ranking third out of 140 cities. The city was called a “Diamond in the Rough” as a great smaller market for businesses to make a move. The magazine cited the community’s growth rates as a huge opportunity and recognized the state’s friendly tax laws. (Sales & Marketing Management April 2002.) The main branch is located at a high-traffic intersection of Minnesota and 33rd in the heart of Sioux Falls. The second branch, which opened in 2004, is located at the high-traffic intersection of 12th and Elmwood. The third branch, expected to open in 2005, is located at the high traffic intersection of 57th and Western. Major employers in the area include Sioux Valley Hospital, Avera McKennan Hospital, John Morrell & Company, Citibank (South Dakota), and Hy-Vee Food Stores. Sioux Falls is home to Augustana College with 2004 fall enrollment of 1,653 and The University of Sioux Falls with 2004 fall enrollment of 1,586. The unemployment rate in Sioux Falls was 2.7% as of November 2004.

                 Security’s main office operates in Stuart, which is located in west-central Iowa on the border of Adair and Guthrie counties, approximately 40 miles west of Des Moines. Security’s market area is highly dependent on farming and agriculture. Local businesses include Agri-Drain Corporation, Cardinal Glass, Rose Acre Farms, Wausau Supply and Schafer Systems, Inc. In addition, a large number of area residents commute to the Des Moines metro area for work. In recent years, efforts of the Midwest Partnership Corporation have resulted in significant development of new service-related businesses in the area, associated with the westward expansion of Des Moines and direct interstate highway access. Seven industrial parks exist in these two counties with rail access recently added to the Stuart area. This development provides economic diversity to Security’s market area.

                 Several of the Company’s market areas are dependant on agriculture-related businesses. Iowa land values are currently near the all-time high of 1981. Agriculture-related businesses in recent years have performed well due to a relatively stable agricultural environment in the Company’s market area. Generally yields and commodity prices have been at reasonable levels for area farmers over the past few years; however, commodity prices have declined somewhat over the past year. Although there has been minimal effect observed to date, an extended period of low commodity prices could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company’s market area.

Lending Activities

                 General.   Historically, the Company originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, the Company began to focus on the origination of adjustable-rate mortgage (“ARM”) loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate residential mortgage loans. The Company, however, has continued to originate fixed-rate residential mortgage loans in response to consumer demand, although most such loans are generally sold in the secondary market. See “Management’s Discussion and Analysis -- Asset/Liability Management” in the Annual Report.

                 More recently, the Company has focused its lending activities on the origination of commercial and multi-family real estate loans, commercial business loans, and commercial construction loans. The Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on all types of commercial lending. The Company also continues to originate one-to-four family mortgage loans, consumer loans and agriculturally related loans. The Company originates most of its loans in its primary market area. At September 30, 2004, the Company’s net loan portfolio totaled $404.1 million, or 51.7% of the Company’s total assets.

                 Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan. The Company has loan committees for each of the Banks. Loans in excess of certain amounts require the approval of at least two committee members of the senior loan committee by the Bank’s Board loan committee or by the Bank’s Board of Directors, which has responsibility for the overall supervision of the loan portfolio. The Company reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

                 At September 30, 2004, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $9.5 million. This lending relationship has total borrowings outstanding with the Company of $27.6 million, with $18.1 million sold to other participants. The Company had twenty-nine other lending relationships in excess of $3.0 million as of September 30, 2004 with the average outstanding balance of such loans equal totaling approximately $4.6 million. At September 30, 2004, each of these loans was performing in accordance with its repayment terms.

                 Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	September 30

	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family	$45,632	11.0%	$52,193	14.4%	$72,678	20.5%	$95,612	27.9%	$105,702	31.6%
Commercial and multi-family	196,774	47.2	171,791	47.2	151,806	42.9	123,636	36.0	103,595	31.0
Agricultural	12,880	3.0	11,639	3.2	12,067	3.4	11,729	3.4	10,895	3.3
Construction or development	29,732	7.1	19,435	5.3	25,745	7.3	21,884	6.4	31,301	9.4

Total real estate loans	285,018	68.3	255,058	70.1	262,296	74.1	252,861	73.7	251,493	75.3

Other Loans:
Consumer Loans:
Home equity	21,993	5.3	18,126	5.0	14,669	4.2	17,458	5.1	18,144	5.4
Automobile	2,975	0.7	3,271	0.9	3,287	0.9	4,160	1.2	2,596.8
Other(1)	5,387	1.3	5,237	1.4	5,637	1.6	6,551	1.9	5,743	1.7

Total consumer loans	30,355	7.3	26,634	7.3	23,593	6.7	28,169	8.2	26,483	7.9
Agricultural operating	21,148	5.1	22,599	6.2	25,308	7.1	25,253	7.4	26,810	8.0
Commercial business	80,515	19.3	59,468	16.4	42,844	12.1	36,773	10.7	29,332	8.8

Total other loans	132,018	31.7	108,701	29.9	91,745	25.9	90,195	26.3	82,625	24.7

Total loans	417,036	100.0%	363,759	100.0%	354,041	100.0%	343,056	100.0%	334,118	100.0%

Less:
Loans in process	7,342		8,895		7,155		5,859		5,424
Deferred fees and discounts	272		210		256		266		401
Allowance for losses	5,371		4,962		4,693		3,869		3,590

Total loans receivable, net	$404,051		$349,692		$341,937		$333,062		$324,703

______________________
(1)	Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.

	September 30,

	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Fixed Rate Loans
Real estate:
One- to four-family	$33,917	8.1%	$36,655	10.1%	$45,387	12.8%	$55,521	16.2%	$50,813	15.2%
Commercial and multi-family	105,001	25.2	95,976	26.4	72,658	20.5	40,778	11.9	35,277	10.6
Agricultural	5,306	1.3	5,311	1.5	5,498	1.6	5,605	1.6	3,147.9
Construction or development	15,221	3.6	11,528	3.1	2,788	0.8	5,545	1.6	4,001	1.2

Total fixed-rate real estate loans	159,445	38.2	149,470	41.1	126,331	35.7	107,449	31.3	93,238	27.9
Consumer	15,583	3.7	17,889	4.9	20,282	5.7	25,834	7.5	25,066	7.5
Agricultural operating	5,987	1.4	5,238	1.4	9,339	2.6	7,402	2.2	10,396	3.1
Commercial business	23,946	5.8	27,967	7.7	14,455	4.1	14,986	4.4	14,215	4.3

Total fixed-rate loans	204,961	49.1	200,564	55.1	170,407	48.1	155,671	45.4	142,915	42.8

Adjustable Rate Loans:
Real estate:
One- to four-family	11,715	2.8	15,538	4.3	27,291	7.7	40,091	11.7	54,889	16.4
Commercial and multi-family	91,773	22.0	75,815	20.8	79,148	22.4	82,858	20.5	68,318	20.5
Agricultural	7,574	1.8	6,328	1.7	6,569	1.9	6,124	1.8	7,748	2.3
Construction or development	14,511	3.5	7,907	2.2	22,957	6.5	16,339	4.8	27,300	8.2

Total adjustable-rate real estate loans	125,573	30.1	105,588	29.0	135,965	38.5	145,412	42.4	158,255	47.4
Consumer	14,772	3.5	8,745	2.4	3,311	0.9	2,335.7		1,417.4
Agricultural operating	15,161	3.6	17,361	4.8	15,969	4.5	17,851	5.2	16,414	4.9
Commercial business	56,569	13.7	31,501	8.7	28,389	8.0	21,787	6.4	15,117	4.5

Total adjustable rate loans	212,075	50.9	163,195	44.9	183,634	51.9	187,385	54.6	191,203	57.2

Total loans	417,036	100.0%	363,759	100.0%	354,041	100.0%	343,056	100.0%	334,118	100.0%

Less:
Loans in process	7,342		8,895		7,155		5,859		5,424
Deferred fees and discounts	272		210		256		266		401
Allowance for losses	5,371		4,962		4,693		3,869		3,590

Total loans receivable, net	$404,051		$349,692		$341,937		$333,062		$324,703

                 The following table illustrates the interest rate sensitivity of the Company’s loan portfolio at September 30, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate

	Mortgage(1)		Construction		Consumer		Agricultural Operating		Commercial Business		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Due During Years
Ending September 30

2005(2)	$96,472	5.94%	$21,632	5.77%	$18,588	5.70%	$17,215	6.27%	$56,090	5.80%	$209,997	5.89%
2006-2009	125,726	6.00	5,671	5.66	8,464	7.01	3,864	6.27	22,606	5.42	166,331	5.97
2010 and following	33,088	5.97	2,429	5.18	3,303	7.02	69	5.50	1,819	5.82	40,708	6.00

     _____________________
     (1)   Includes one- to four-family, multi-family, commercial and agricultural real estate loans.

     (2)   Includes demand loans, loans having no stated maturity and overdraft loans.

                 The total amount of loans due after September 30, 2005 which have predetermined interest rates is $149.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $124.1 million.

                 One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 2004, the Company’s one- to four-family residential mortgage loan portfolio totaled $45.6 million, or 11.0% of the Company’s total gross loan portfolio. Approximately 8.2% of the Company’s one- to four-family mortgage loans or 0.9% of the Company’s gross loans have been purchased, generally from other financial institutions. The majority of these are ARM or balloon loans. See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.” At September 30, 2004, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $62,000.

                 The Company offers fixed-rate and ARM loans. During the year ended September 30, 2004, the Company originated $4.1 million of adjustable-rate loans and $23.0 million of fixed-rate loans secured by one- to four-family residential real estate, of which approximately $9.0 million was held in portfolio. The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

                 The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30-years and with loan-to-value ratios up to 97% of the lesser of the appraised value of the security property or the contract price. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level or the loans are sold. Residential loans generally do not include prepayment penalties.

                 The Company currently offers one, three, five and seven year ARM loans. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. These loans generally provide for an annual cap of up to a 200 basis points and a lifetime cap of 600 basis points over the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company’s cost of funds. The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan. The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.

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

                 In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors. The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

                 Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. At September 30, 2004, the Company’s commercial and multi-family real estate loan portfolio totaled $196.8 million, or 47.2% of the Company’s total gross loan portfolio. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and Northwest. See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.” The Company, in order to supplement its loan portfolio and consistent with management’s objectives to expand the Company’s commercial and multi-family loan portfolio, purchased $25.7 million, $26.2 million, and $24.5 million of such loans during fiscal 2004, 2003 and 2002, respectively. At September 30, 2004, $399,000 or 0.2% of the Company’s commercial and multi-family real estate loans were non-performing. See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

                 The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, nursing homes, assisted living/retirement facilities, office buildings and hotels. Commercial and multi-family real estate loans generally have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the security property, and are typically secured by personal guarantees of the borrowers. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans provide for a margin over a number of different indices. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

                 At September 30, 2004, the Company’s largest commercial and multi-family real estate loan was a $7.7 million loan secured by residential housing developments. The Company had twenty-two other commercial and/or multi-family loans in excess of $3.0 million at such date. All of these loans are currently performing in accordance with their terms. At September 30, 2004, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $466,000.

                 Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

                 Construction Lending.   The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 2004, the Company’s construction loan portfolio totaled $29.7 million, or 7.1% of the Company’s total gross loan portfolio.

                 Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2004, the Company had $2.8 million of construction loans to borrowers intending to live in the properties upon completion of construction.

                 Generally, construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans are generally 1%.

                 Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, hotels or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 2004, the Company had approximately $26.9 million of loans for the construction of commercial and multi-family real estate. This amount consisted of seven loans totaling $3.7 million for the construction of non-owner occupied single family residences, one loan totaling $550,000 for the construction of a church, and twelve loans totaling $22.8 million for the construction of commercial facilities. All of these loans were performing in accordance with their terms at September 30, 2004.

                 Construction loans are obtained principally through continued business from builders who have previously borrowed from the Company and from existing customers who are building new facilities. The application process includes a submission to the Company of accurate plans, specifications, costs of the project to be constructed and projected revenues from the project. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of the appraised value of the property or the cost of construction (land plus building).

                 Construction loans to borrowers other than owner-occupants involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

                 Agricultural Lending.   The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 2004, the Company had agricultural real estate loans secured by farmland of $12.9 million or 3.0% of the Company’s gross loan portfolio. At the same date, $21.1 million, or 5.1% of the Company’s gross loan portfolio, consisted of secured loans related to agricultural operations.

                 Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 2004, the average outstanding principal balance of an agricultural operating loan held by the Company was $46,000. At September 30, 2004, $254,000, or 1.2%, of the Company’s agricultural operating loans were non-performing.

                 Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter. In addition, such loans generally amortize over a period of ten to 20 years. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. At September 30, 2004, none of the Company’s agricultural real estate portfolio was non-performing.

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

                 Consumer Lending.  The Company offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 2004, the Company’s consumer loan portfolio totaled $30.4 million, or 7.3% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 2004, $15.6 million were short- and intermediate-term, fixed-rate loans, while $14.8 million were adjustable-rate loans.

                 The largest component of the Company’s consumer loan portfolio consists of home equity loans and lines of credit. Substantially all of the Company’s home equity loans and lines of credit are secured by second mortgages on principal residences. The Company will lend amounts which, together with all prior liens, may be up to 100% of the appraised value of the property securing the loan. Home equity loans and lines of credit generally have maximum terms of five years.

                 The Company primarily originates automobile loans on a direct basis, but also originates indirect automobile loans on a very limited basis. Direct loans are loans made when the Company extends credit directly to the borrower, as opposed to indirect loans, which are made when the Company purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers. The Company’s automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles. Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

                 Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

                 Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2004, 59,000, or 0.2%, of the Company’s consumer loan portfolio was non-performing.

                 Commercial Business Lending.  The Company also originates commercial business loans. Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 2004, $80.5 million, or 19.3% of the Company’s total gross loan portfolio was comprised of commercial business loans.

                 The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s current credit analysis. Nonetheless, such loans are believed to carry higher credit risk than more traditional investments.

                 The largest commercial business loan outstanding at September 30, 2004 was a $8.4 million warehouse line of credit secured primarily by the assignment of automobile contracts and new and used automobiles. The next largest commercial business loan outstanding at September 30, 2004 was a $4.1 million loan secured by all operating assets of the borrower. The Company had sixteen other commercial business loans outstanding in excess of $1.0 million at September 30, 2004. All of these loans are currently performing in accordance with their terms. At September 30, 2004, the average outstanding principal balance of a commercial business loan held by the Company was approximately $173,000.

                 Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company’s commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 2004, none of the Company’s commercial business loan portfolio was non-performing.

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

                 Loans are generally originated by the Company’s staff of salaried loan officers. Loan applications are taken and processed in the branches and the main office of the Company. While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate and economic environment.

                 The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 2004, there were no loans outstanding sold with recourse. When loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services loans that it originated and sold totaling $53.3 million at September 30, 2004, of which $25.8 million were sold to Fannie Mae and $27.5 million were sold to others.

                 In periods of economic uncertainty, the Company’s ability to originate large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings. In addition, the Company’s ability to sell loans may substantially decrease as potential buyers (principally government agencies) reduce their purchasing activities.

                 The following table shows the loan origination (including undisbursed portions of loans in process), purchase and repayment activities of the Company for the periods indicated.

	September 30,

	2004	2003	2002

	(Dollars in Thousands)
Originations by type:
Adjustable rate:
Real estate – one- to four-family	$4,084	$1,748	$1,892

- commercial and multi-family	35,289	24,452	23,781

- agricultural real estate	5,418	5,861	3,807

Non-real estate – consumer	14,669	10,424	3,161
- commercial business	103,864	68,088	83,479

- agricultural operating	29,847	25,133	20,036

Total adjustable-rate	193,171	135,706	136,156

Fixed rate:
Real estate – one- to four-family	22,969	76,215	49,493
- commercial and multi-family	43,875	52,282	50,848
- agricultural real estate	40	—	—
Non-real estate – consumer	8,288	12,578	13,823
- commercial business	21,324	33,405	33,277
- agricultural operating	5,839	14,502	16,265

Total fixed-rate:	102,335	188,982	163,706

Total loans originated	295,506	324,688	299,862

Purchases:
Real estate- one-to-four-family	—	—	—
- commercial and multi-family	25,732	26,163	24,542
Non-real estate – commercial business	13,810	—	2,563

Total loans	39,542	26,163	27,105
Total mortgage-backed securities	46,004	428,753	128,494

Total purchased	85,546	454,916	155,599

Sales and Repayments:
Sales:
Real estate – one- to four family	18,043	46,418	21,486
Non-real estate – commercial business	—	—	—

Total loans	18,043	46,418	21,486
Mortgaged-backed securities	—	88,210	—

Total sales	18,043	134,628	21,486

Repayments:
Loan principal repayments	265,934	294,761	293,241
Mortgage-backed securities repayments	88,588	185,621	48,519

Total principal repayments	354,792	480,382	341,760

Total reductions	372,835	615,010	363,246

Increase (decrease) in other items, net	(1,133)	(7,067)	(1,389)

Net increase (decrease)	$7,084	$157,527	$90,826

                 At September 30, 2004, approximately $91.7 million, or 22.0%, of the Company’s gross loan portfolio consisted of purchased loans. The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its operations. However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans. The Company does not record any adjustments to the allowance for loan losses as a result of these loan purchases.

                 The following table provides information regarding the Company’s balance of wholly purchased real estate loans and real estate loan participations for each state in which the balance of such loans exceeded $1.0 million at September 30, 2004. Not included in the following table are purchased commercial business loans totaling $10.4, approximately 17.0% of which are located in the Company’s market area.

	One- to four- Family Loans		Commercial and Multi-Family		Construction Loans		Total Purchased Loans

Location	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

	(Dollars in Thousands)

Arizona	$—	—	$10,000	2	$—	—	$10,000	2
California	—	—	2,570	2	—	—	2,570	2
Colorado	—	—	4,864	8	—	—	4,864	8
Iowa	273	9	2,890	3	5,000	1	8,163	13
Minnesota	—	—	6,019	5	3,000	1	9,019	6
Missouri	395	8	3,810	3	—	—	4,205	11
Montana	—	—	1,465	1	—	—	1,465	1
North Carolina	2,072	9	—	—	—	—	2,072	9
Oregon	—	—	—	—	3,000	1	3,000	1
South Dakota	50	3	3,663	3	—	—	3,713	6
Washington	284	1	22,828	10	2,244	5	25,356	16
Wisconsin	—	—	5,497	4	—	—	5,497	4

Other states	651	46	732	2	—	—	1,383	48

Total	$3,725	76	$64,338	43	$13,244	8	$81,307	127

Percent of loan portfolio	8.2%		32.7%		44.5%		19.5%

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

                 The following table sets forth the Company’s loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2004.

	Loans Delinquent For:

	30-59 Days			60-89 Days			90 Days and Over

	Number	Amount	Percent of Category	Number	Amount	Percent of Category	Number	Amount	Percent of Category

	(Dollars in Thousands)
Real Estate:
One- to four-family	2	$86	0.19%	—	$—	—%	—	$—	—%
Commercial and multi-family	1	951	0.48	—	—	—	1	399	0.20
Consumer	9	109	0.36	4	35	0.12	2	59	0.19
Agricultural operating	—	—	—	—	—	—	1	254	1.20
Commercial business	—	—	—	—	—	—	—	—	—

Total	12	$1,146	0.27%	4	$35	0.01%	4	$712	0.17%

                 Delinquencies 90 days and over constituted 0.17% of total loans and 0.09% of total assets.

                 The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio. Loans, with some exceptions, are typically placed on non-accrual status when the loan becomes 90 days or more delinquent or when the collection of principal and/or interest become doubtful. For all years presented, the Company’s troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table and were performing as agreed.

	September 30,

	2004	2003	2002	2001	2000

Non-accruing loans:
One- to four-family	$—	$156	$51	$168	$206
Commercial and multi-family	399	417	417	464	—
Agricultural real estate	—	—	41	—	37
Consumer	59	17	—	33	—
Agricultural operating	254	291	394	569	17

Commercial business	—	126	408	369	51

Total non-accruing loans	712	1,007	1,311	1,603	311

Accruing loans delinquent

90 days or more	—	—	819	—	—

Total non-performing loans	712	1,007	2,130	1,603	311

Restructured Loans:
Consumer	—	—	—	10	—
Agricultural operating	9	28	9	14	918

Commercial business	8	31	71	—-	43

Total restructured loans	17	59	80	24	961

Foreclosed assets:
One- to four-family	—	—	—	—	—
Commercial real estate	—	912	1,310	889	430
Consumer	—	4	18	51	15

Commercial business	—	193	—	—	—

Total	—	1,109	1,328	940	445

Less: Allowance for losses	—	—	—	—	—

Total foreclosed assets, net	—	1,109	1,328	940	445

Total non-performing assets	$729	$2,175	$3,538	$2,567	$1,717

Total as a percentage of total assets	.09%	.28%	.58%	.49%	.34%

                 For the year ended September 30, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $129,000, of which none was included in interest income.

                 Non-accruing Loans. At September 30, 2004, the Company had $712,000 in non-accruing loans, which constituted 0.17% of the Company’s gross loan portfolio. At such date, there were no non-accruing loans or aggregate non-accruing loans to one borrower in excess of $399,000 in net book value.

                 Accruing Loans Delinquent 90 Days or More.  At September 30, 2004, the Company has no accruing loans delinquent 90 days or more.

                 Other Loans of Concern.  At September 30, 2004, there were loans totaling $12.3 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms.  This amount consisted of one one- to four-family residential mortgage loans totaling $26,000, seven commercial business loans totaling $912,000, four agricultural operating loans totaling $458,000, two consumer loans totaling $14,000 and four commercial real estate loans totaling $10.8 million.

                 Commercial real estate loans of concern at September 30, 2004 included a $4.1 million participation loan secured by a hotel located in Federal Way, Washington. A slow down in the travel industry after 9/11 contributed to delinquency issues with this loan during fiscal 2002. This property is continuing its recovery from the slowdown and the loan was current at September 30, 2004.

                 Classified Assets.   Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision (the “OTS”) to be of lesser quality as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted. The loans held by Security are subject to similar classification by its regulatory authorities.

                 When assets are classified as either substandard or doubtful, the Bank may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When assets are classified as “loss,” the Bank is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Banks’ determinations as to the classification of their assets and the amount of their valuation allowances are subject to review by their regulatory authorities, who may order the establishment of additional general or specific loss allowances.

                 On the basis of management’s review of its assets, at September 30, 2004, the Company had classified a total of $12.9 million of its assets as substandard, $11,000 as doubtful and none as loss.

                 Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

                 Current economic conditions in the agricultural sector of the Company’s market area are generally stable. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on the current level of commodity prices, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to provision for loan losses.

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

                 Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company’s allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.

                 The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30

	2004	2003	2002	2001	2000

	(Dollars in Thousands)

Balance at beginning of period	$4,962	$4,693	$3,869	$3,590	$3,093

Charge-offs:
One-to four family	(7)	(4)	(11)	(37)	(65)
Agricultural operating	—	—	(84)	(308)	—
Commercial and multi-family	—	(31)	—	—	(370)
Consumer	(19)	(49)	(139)	(61)	(104)
Commercial business	(83)	(29)	(86)	(76)	(731)

Total charge-offs	(109)	(113)	(320)	(482)	(1,270)

Recoveries:
One-to-four family	2	2	2	2	—
Consumer	25	13	39	29	55
Commercial business	2	10	4	3	33
Commercial and multi-family	—	—	—	—	—

Agricultural operating	—	7	9	17	39

Total recoveries	29	32	54	51	127

Net charge-offs	(80)	(81)	(266)	(431)	(1,143)
Additions charged to operations	489	350	1,090	710	1,640

Balance at end of period	$5,371	$4,962	$4,693	$3,869	$3,590

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.02%	.02%	.08%	.13%	.37%

Ratio of net charge-offs during the period to
average non-performing assets	2.26%	2.50%	4.54%	16.04%	64.53%

                 For more information on the provision for loan losses, see “Management’s Discussion and Analysis - Results of Operations” in the Annual Report.

                 The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	September 30,

	2004		2003		2002		2001		2000

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in Thousands)

One- to four-family	$97	10.94%	$135	14.35%	$170	20.53%	$222	27.87%	$250	31.63%
Commercial and multi-family
real estate	2,704	47.18	2,390	46.99	2,536	42.88	1,604	36.04	1,183	31.01
Agricultural real estate	178	7.13	116	3.20	131	3.41	128	3.42	124	3.26
Construction	130	3.09	122	5.58	129	7.27	88	6.38	125	9.37
Consumer	376	7.28	344	7.32	317	6.66	403	8.21	335	7.93
Agricultural operating	478	5.07	628	6.21	639	7.15	617	7.36	611	8.02
Commercial business	1,338	19.31	1,027	16.35	663	12.10	618	10.72	592	8.78
Unallocated	70	—	200	—	108	—	189	—	370	—

Total	$5,371	100.00%	$4,962	100.00%	$4,693	100.00%	$3,869	100.00%	$3,590	100.00%

Investment Activities

                 General.   The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company’s asset/liability management policies. The Company’s investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Bank’s Investment Committee.

                 As of September 30, 2004, the Company’s entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

                 As of September 30, 2004, investment and mortgage-backed securities with amortized costs of approximately $204.9 million and fair values of approximately $203.9 million were pledged as collateral for FHLB advances and reverse repurchase agreements. For additional information regarding the Company’s collateralization of borrowed money, see Notes 8 and 9 of the Notes to Consolidated Financial Statement in the Annual Report.

                 Investment Securities.  It is the Company’s general policy to purchase investment securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, corporate debt securities and overnight federal funds.

                 The following table sets forth the carrying value of the Company’s investment security portfolio, excluding mortgage-backed securities, at the dates indicated.

	September 30,

	2004	2003	2002

	(Dollars in Thousands)

Investment Securities:
Trust preferred securities(1)	$25,992	$23,323	$24,128
Municipal bonds	482	606	764
Equity investments	514	494	660
Freddie Mac preferred stock	264	226	191
Fannie Mae common stock	127	140	156
Other	1053	1,001	—

Subtotal	28,432	25,790	25,899

FHLB stock	11,053	10,930	6,843

Total investment securities and FHLB stock	$39,485	$36,720	$32,742

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and Federal
Funds sold	$7,345	$7,667	$6,051

___________________
(1)
Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company’s total equity. The name and the aggregate market value of securities of each individual issuer are as follows, as of September 30, 2004: Key Corp Capital I, $4.8 million; Bank Boston Capital Trust IV, $4.8 million; BankAmerica Capital III, $4.8 million; PNC Capital Trust, $4.7 million.

                 The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2004

	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Mortgage-Backed Securities

	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Market Value

	(Dollars in Thousands)

Trust preferred securities	$—	$—	$—	$25,992	$26,752	$25,992
Municipal bonds	227	255	—	—	475	482
Other	—	1,053	—	—	999	1,053

Total investment securities	$227	$1,308	$—	$25,992	$28,226	$27,527

Weighted average yield (1)	3.34%	5.31%	0.00%	2.83%	2.89%	2.95%

(1)   Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

                 Mortgage-Backed Securities.  The Company’s mortgage-backed and related securities portfolio consists of securities issued under government-sponsored agency programs, including those of Ginnie Mae, Fannie Mae and Freddie Mac. The Company also holds Collateralized Mortgage Obligations (“CMOs”), as well as a limited amount of privately issued mortgage pass-through certificates. The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government. Privately issued mortgage pass-through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer, which the Company monitors on a regular basis.

                 CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 2004, the Company held CMOs totaling $1.6 million, all of which were secured by underlying collateral issued under government-sponsored agency programs or residential real estate mortgage loans. Premiums associated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

                 At September 30, 2004, $278.9 million or 94.8% of the Company’s mortgage-backed securities portfolio had fixed rates of interest and $15.2 million or 5.2% of such portfolio had adjustable rates of interest.

                 Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2004, $234.2 million or 79.6% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

                 While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions adjusted as appropriate to update the Company’s mortgage-backed securities accounting and asset/liability reports. Classification of the Company’s mortgage-backed securities portfolio as available for sale is designed to minimize that risk.

                 The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	September 30,

	2004	2003	2002

	(Dollars in Thousands)
Ginnie Mae	$6,727	$12,548	$23,484
CMO	1,606	3,824	43,259
Freddie Mac	164,003	183,899	33,320
Fannie Mae	121,627	139,848	92,075

Privately Issued Mortgage Pass-Through Certificates	129	166	210

Total	$294,092	$340,285	$192,348

                 The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2004. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

	September 30, 2004

	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Mortgage-Backed Securities

	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Market Value

	(Dollars in Thousands)
Ginnie Mae	$—	$—	$7	$6,720	$6,376	$6,727
CMO	—	1,596	—	10	1,612	1,606
Freddie Mac	—	850	148,376	14,777	164,996	164,003
Fannie Mae	—	9,875	106,511	5,241	122,573	121,627
Privately Issued Mortgage
Pass-Through Certificates(1)	—	—	—	129	115	129

Total investment securities	$—	$12,321	$254,894	$26,877	$295,672	$294,092

Weighted average yield	0.00%	4.73%	3.68%	4.69%	3.81%	3.81%

(1)   This security is rated Aaa by a nationally recognized rating agency.

                 At September 30, 2004, the contractual maturity of 9.1% of all of the Company’s mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Sources of Funds

                 General.   The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

                 Borrowings, including Federal Home Loan Bank (“FHLB”) of Des Moines advances, reverse repurchase agreements and retail repurchase agreements, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

                 Deposits.   The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of passbook savings accounts, money market savings accounts, NOW and regular checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 months. The Company only solicits deposits from its primary market area and does not currently use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits.

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

                 The following table sets forth the savings flows at the Company during the periods indicated.

	September 30,

	2004	2003	2002

	(Dollars in Thousands)

Opening balance	$435,553	$355,780	$338,782
Deposits	2,065,429	1,528,054	978,256
Withdrawals	(2,031,449)	(1,457,277)	(972,856)

Sale of deposit	(16,103)	—	—
Interest credited	8,151	8,996	11,598

Ending balance	$461,581	$435,553	$355,780

Net increase	$26,028	$79,773	$16,998

Percent increase	5.98%	22.42%	5.02%

                 The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,

	2004		2003		2002

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand	$19,537	4.23%	$17,458	4.01%	$11,935	3.35%
Passbook Accounts	45,666	9.89	21,323	4.89	15,064	4.23
NOW Accounts	27,657	5.99	24,603	5.65	20,088	5.65
Money Market Accounts	103,966	22.53	73,572	16.89	55,261	15.53

Total Non-Certificate	196,826	42.64	136,956	31.44	102,348	28.76

Certificates:

Variable	2,053	0.44	2,210	0.51	2,169	0.61
0.00 – 1.99%	89,602	19.41	110,833	25.45	10,252	2.88
2.00 – 3.99%	129,447	28.05	130,236	29.90	134,446	37.79
4.00 – 5.99%	32,225	6.98	38,633	8.87	61,541	17.30
6.00 – 7.99%	11,428	2.48	16,685	3.83	45,024	12.66

Total Certificates	264,755	57.36	298,597	68.56	253,432	71.24

Total Deposits	$461,581	100.00%	$435,553	100.00%	$355,780	100.00%

                 The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2004.

	Variable	0.00 – 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total

	(Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

December 31, 2004	$209	$44,993	$15,513	$699	$1,936	$63,350	23.9%
March 31, 2005	349	15,483	11,365	705	1,324	29,226	11.0
June 30, 2005	694	13,052	27,870	1,442	2,765	45,823	17.3
September 30, 2005	299	5,624	9,107	655	1,052	16,737	6.3
December 31, 2005	304	4,556	13,105	364	3,835	22,164	8.4
March 31, 2006	198	2,647	7,967	462	219	11,493	4.4
June 30, 2006	—	2,465	6,733	862	297	10,357	3.9
September 30, 2006	—	726	8,168	721	—	9,615	3.6
December 31, 2006	—	10	2,065	790	—	2,865	1.1
March 31, 2007	—	24	10,939	5,784	—	16,747	6.3
June 30, 2007	—	22	3,512	6,234	—	9,768	3.7
September 30, 2007	—	—	2,149	4,459	—	6,608	2.5
Thereafter	—	—	10,954	9,048	—	20,002	7.6

Total	$2,053	$89,602	$129,447	$32,225	$11,428	$264,755	100.0%

Percent of total	0.78%	33.84%	48.89%	12.17%	4.32%	100.00%

                 The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2004.

	Maturity

	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total

	(In Thousands)

Certificates of deposit less than $100,000	$22,579	$6,246	$59,180	$91,888	$179,893

Certificates of deposit of $100,000 or more	40,771	22,980	3,380	17,731	84,862

Total certificates of deposit(1)	$63,350	$29,226	$62,560	$109,619	$264,755

__________________________
(1)  Includes deposits from governmental and other public entities totaling $106.0 million.

                 Borrowings.   Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

                 The Company’s borrowings historically have consisted primarily of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2004, the Company had $226.3 million of advances from the FHLB of Des Moines and the ability to borrow up to an approximate additional $67.4 million. At September 30, 2004, advances totaling $101.0 million had terms to maturity of one year or less. The remaining $125.3 million had maturities ranging up to 5 years.

                 On July 16, 2001, the Company issued all of the 10,000 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75%, not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2006. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture Agreement. Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock. The trust preferred securities have been includable in the Company’s capital calculations on a limited basis since they were issued. During calendar 2004, due to changes in accounting requirements, those limitations were increased. However, the degree to which the Company can include its trust preferred securities in its capital calculations has not been changed as a result of the change in limitations.

                 From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 2004, the Company had $294,000 of retail repurchase agreements outstanding.

                 Historically, the Company has entered into reverse repurchase agreements through nationally recognized broker-dealer firms. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities. The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into. At September 30, 2004, the Company had $32.3 million of reverse repurchase agreements outstanding.

                 The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements and Preferred Securities of Subsidiary Trust for the periods indicated.

	September 30,

	2004	2003	2002

	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$226,250	$226,165	$125,090
Retail and reverse repurchase agreements	58,500	110,488	70,176
Subordinated debentures	10,310	—	—
Preferred securities of subsidiary trust	—	10,000	10,000

Average Balance:
FHLB advances	$203,135	$176,961	$118,415
Retail and reverse repurchase agreements	38,977	78,209	39,288
Subordinated debentures	10,310	—	—
Preferred securities of subsidiary trust	—	10,000	10,000

                 The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	September 30,

	2004	2003	2002

	(Dollars in Thousands)

FHLB advances	$226,250	$223,784	$125,090
Retail and reverse repurchase agreements	32,549	57,702	70,176
Subordinated debentures	10,310	—	—
Preferred securities of subsidiary trust	—	10,000	10,000

Total borrowings	$269,109	$291,486	$205,266

Weighted average interest rate of FHLB advances	3.62%	3.40%	5.46%

Weighted average interest rate of retail and reverse
repurchase agreements	2.49%	1.16%	1.90%

Weighted average interest rate of preferred securities
of subsidiary trust	5.74%	4.90%	5.61%

Subsidiary Activities

                 The only subsidiaries of the Company are First Federal, Security, First Services Trust Company and First Midwest Financial Capital Trust I. First Federal has one service subsidiary, First Services Financial Limited (“First Services”). At September 30, 2004, the net book value of First Federal’s investment in First Services was approximately $84,000. Security does not have any subsidiaries. First Federal organized First Services, its sole service corporation, in 1983. First Services has no active operations now that the Banks have affiliated with Bill Markve and Associates to provide insurance, mutual funds, annuities, bonds and other investments.

Stored Value Card Program

                 First Midwest, through its subsidiary First Federal, operating under the divisional name of Meta Payment Systems, has begun offering a stored value card program. The program targets banks, card processors and third party marketers to distribute the cards. Stored value products are segregated into three categories: reloadable cards for applications such as payroll and personal use; non-reloadable cards for one-time uses such as gifts or promotions; and, benefit cards for applications such as transportation and flexible-spending accounts. Stored value card programs are subject to certain fraud risks, including but not limited to, collusion between bank and merchant employees, and merchant employees and cardholders, counterfeiting, improper authorization, and system failure. Taking on prepaid funds from customers also subjects the Company to somewhat increased liquidity and interest rate risk.

                 While no guarantees can be made that the Company will not experience losses in its stored value card business, the Company believes that it has adopted policies and procedures to manage and monitor these risks. The executives who were engaged to manage the Company’s stored value card program have years of experience in this line of business.

                 In commencing a stored value program, the bank also assumes compliance-related risks. The program must be adapted to changing regulatory requirements. For example, the Federal Deposit Insurance Corporation (“FDIC”) has proposed to treat funds in prepaid programs as deposits if the bank holding the funds keeps records on the amounts owed to each cardholder. In the event of a bank failure, each cardholder’s funds would be insured by the FDIC up to $100,000. If the proposal is adopted, treatment of prepaid funds as deposits will increase the bank’s obligations for deposit insurance and reserve requirements.

Regulation

                 Recent Legislation - The Financial Services Modernization Act.  On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

(a)	repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(b)	provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

(c)	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(d)	provided an enhanced framework for protecting the privacy of consumer information; and

(e)	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

                 The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

                 USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

                Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

•	All financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and (iv) an independent audit function to test the anti-money laundering program.

•	Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country, and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

                 Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act.

                 Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”). Given the extensive and continuing SEC role in implementing rules relating to many of the SOA’s new requirements, the effects of these requirements remain to be determined, although it is likely that the Company’s costs will increase as a result of SOA implementation.

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

                 First Midwest currently has four wholly-owned subsidiaries, First Federal, a federally-chartered thrift institution, Security, an Iowa-chartered commercial bank, First Midwest Financial Capital Trust I, a statutory business trust organized under the Delaware Business Trust Act and First Services Trust Company, a South Dakota corporation that provides trust services. First Federal is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”), which insures its deposits up to applicable limits. First Federal is a member of the FHLB System and is subject to certain limited regulation by the FRB. Such regulation and supervision governs the activities in which an institution can engage and the manner in which such activities are conducted, and is intended primarily for the protection of the insurance fund and depositors. Security is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the “ISB”) and the FRB, which are its state and primary federal regulators, respectively. It is also subject to regulation by the FDIC, which insures its deposits up to applicable limits. As with First Federal, such regulation and supervision governs the activities in which Security can engage and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

                 First Midwest is regulated as a bank holding company by the FRB. Bank holding companies are subject to comprehensive regulation and supervision by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the regulations of the FRB. As a bank holding company, First Midwest must file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. First Midwest is subject to the activity limitations imposed under the BHCA and in general may engage in only those activities that the FRB has determined to be closely related to banking.

                 Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in the nature of such regulation and oversight, whether by the OTS, the FDIC, the FRB or legislatively by Congress, could have a material impact on First Midwest, First Federal or Security and their respective operations.

                 Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

                 Federal Regulation of Financial Institutions.  The OTS has extensive supervisory and regulatory authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of June 28, 2004. Security is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of June 30, 2004.

                 Each federal and state banking regulator also has extensive enforcement authority over its regulated institutions. This enforcement authority includes, among other things, the power to compel higher reserves, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports. Except under certain circumstances, public disclosure of final enforcement actions by the regulator is required. The federal banking agencies have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

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

                 Both First Federal’s and Security’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Security is subject to similar restrictions. At September 30, 2004, First Federal’s and Security’s lending limit under these restrictions was $8.0 million and $969,000, respectively. First Federal and Security are in compliance with their lending limits.

                 Insurance of Accounts and Regulation by the FDIC.  First Federal is a member of the Savings Association Insurance Fund (the “SAIF”) and Security is a member of the Bank Insurance Fund (the “BIF”), each of which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against any FDIC insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

                 The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% per $100 of assessable deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 2004, both First Federal and Security met the capital requirements of a “well capitalized” institution and were not subject to any assessment. See Note 13 of Notes to Consolidated Financial Statements in the Annual Report.

                 Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF- and BIF-insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.5 basis points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

                 Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.

                 Regulatory Capital Requirements.  Federally insured financial institutions, such as First Federal and Security, are required to maintain a minimum level of regulatory capital. These capital requirements mandate that an institution maintain at least the following ratios: (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk-weighted assets ratio of 4% and (3) a risk-based capital to risk-weighted assets ratio of 8%. Capital requirements in excess of these standards may be imposed on individual institutions on a case-by-case basis. As of September 30, 2004, both Banks were in compliance with all capital standards applicable to them and were designated a “well-capitalized” under federal guidelines. See Note 13 of Notes to Consolidated Financial Statements in the Annual Report.

                 Prompt Corrective Action.  Federal banking regulators are authorized and, under certain circumstances required, to take certain actions against banks that fail to meet their capital requirements. Effective December 19, 1992, the federal banking agencies were given additional enforcement authority over undercapitalized depository institutions. They are generally required to take action to restrict the activities of an “undercapitalized” bank (generally defined to be one with less than either a four percent core capital ratio, a four percent Tier 1 risked-based capital ratio or an eight percent risk-based capital ratio). Any such bank must submit a capital restoration plan and until such plan is approved may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The banking regulators are authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

                 Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than three percent or a risk-based capital ratio of less than six percent) must be made subject to one or more of additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An institution that becomes “critically undercapitalized” (i.e., a tangible capital ratio of two percent or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the appropriate banking regulator must appoint a receiver (or conservator with the concurrence of the FDIC) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator. The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

                 Though not expected, the imposition of any of these measures on the Banks may have a substantial adverse effect on them and on the Company’s operations and profitability. First Midwest shareholders do not have preemptive rights, and therefore, if First Midwest is directed by the OTS, the FRB or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in shareholders percentage of ownership of First Midwest.

                 Limitations on Dividends and Other Capital Distributions.  The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association’s mutual to stock conversion.

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

                 Qualified Thrift Lender Test.  All savings associations, including First Federal, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related loans and investments. At September 30, 2004, First Federal met the test and has always met the test since its effectiveness.

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

                 Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS and the FRB, in connection with the examination of First Federal and Security, respectively, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of such an application. First Federal was examined for CRA compliance in July 2004 and Security was examined in June2003 and both received a rating of “satisfactory.”

                 Interstate Banking and Branching. The FRB may approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. In general, the FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state or if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Iowa has adopted a five year minimum existence requirement.

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

                 Holding Company Dividends.  The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

                 Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues.

                 Holding Company Capital Requirements.  The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for federal thrift institutions and commercial banks such as First Federal and Security. First Midwest is in compliance with these requirements.

                 Transactions with Affiliates.  The Banks must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates. Generally, transactions between an institution or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-

affiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institutions’ capital. Affiliates of the Banks include the Corporation and any company that is under common control with the Banks. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

                 On April 1, 2003, the Federal Reserve’s Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to the Banks. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999.

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

                 As members of the FHLB System, First Federal and Security are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2004, the Banks had in the aggregate $11.1 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 2004, dividends paid by the FHLB of Des Moines to First Federal and Security totaled $222,000. Over the past five calendar years such dividends have averaged 4.8% and were 1.9% for the first three quarters of the calendar year 2004.

                 Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Banks’ FHLB stock may result in a corresponding reduction in the Banks’ capital. Recent legislative changes have required the FHLB to change the characteristics and amount of FHLB stock held by its members. It is also anticipated that these changes will restrict the ability of FHLB members to redeem their shares of FHLB stock. In addition, the federal agency that regulates the FHLBs has required each FHLB to register its stock with the SEC, which will increase the costs of each FHLB and may have other effects that are not possible to predict at this time.

                 Federal Securities Law. The common stock of First Midwest is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”).  First Midwest is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

                 First Midwest’s stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. If First Midwest meets specified current public information requirements, each affiliate of the Company, subject to certain requirements, will be able to sell, in the public market, without registration, a limited number of shares in any three-month period.

Federal and State Taxation

                 Federal Taxation.   First Midwest and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. In addition to the regular income tax, corporations, including savings banks such as First Federal, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

                 To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2004, First Federal’s Excess for tax purposes totaled approximately $6.7 million.

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

                 Iowa Taxation.   First Federal and Security file Iowa franchise tax returns. First Midwest and First Federal’s Iowa subsidiary file a consolidated Iowa corporation tax return on a fiscal year-end basis.

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

                 South Dakota Taxation.  First Federal and First Services Trust Company file a consolidated South Dakota franchise tax return due to their operations in Sioux Falls and Brookings. The South Dakota franchise tax is imposed on depository institutions and trust companies. First Midwest, Security and First Federal’s subsidiaries are therefore not subject to the South Dakota franchise tax.

                 South Dakota imposes a franchise tax on the taxable income of depository institutions and trust companies at the rate of 6%. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the South Dakota franchise tax, no deduction is allowed for state income and franchise taxes, income from municipal obligations exempt from federal taxes are included in the franchise taxable income, and there is a deduction allowed for federal income taxes accrued for the fiscal year. The taxable income for South Dakota franchise tax purposes is apportioned to South Dakota through the use of a three-factor formula consisting of tangible real and personal property, payroll and gross receipts.

                 Delaware Taxation.   As a Delaware holding company, First Midwest is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. First Midwest is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

                 The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, savings banks, credit unions, insurance companies, and mortgage bankers making loans secured by real estate located in the Company’s market area. Commercial banks and credit unions provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

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

                 The Company serves Adair, Buena Vista, Dallas, Guthrie, Pocahontas, Polk and Sac counties in Iowa and Brookings, Lincoln and Minnehaha counties in South Dakota. There are twenty-three commercial banks, one savings bank, other than First Federal, and two credit union which compete for deposits and loans in First Federal’s primary market area in northwest Iowa and ten commercial banks, one savings bank, other than First Federal, and two credit unions which compete for deposits and loans in First Federal’s market area in Brookings, South Dakota. In addition, there are twelve commercial banks in Security’s primary market area in west central Iowa. First Federal competes for deposits and loans with numerous financial institutions located throughout the metropolitan market areas of Des Moines, Iowa and Sioux Falls, South Dakota.

Employees

                 At September 30, 2004, the Company and its subsidiaries had a total of 196 employees, including 19 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

                 The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company who do not serve on the Company’s Board of Directors. There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.

                 On December 5, 2003, Mr. Ronald J. Walters was hired to assume the position of Chief Financial Officer in the place of Mr. Donald J. Winchell, who left the company effective January 9, 2004 to pursue other interests. Mr. Walters, age 55, joined First Midwest as Senior Vice President. Prior to joining the Company, Mr. Walters served as Vice President, Treasurer and Chief Financial Officer of Kankakee Bancorp, Inc. of Kankakee, Illinois, (now known as Centrue Financial Corporation), having worked for the company since 1984. Mr. Walters received a Bachelor of Science degree from the University of Illinois, Chicago, Illinois. Mr. Walters is a certified public accountant.

Item 2.	Properties

                 The Company conducts its business at its main office and branch office in Storm Lake, Iowa, and five other locations in its primary market area in Northwest Iowa. The Company also operates one office in Brookings, South Dakota, through the Company’s Brookings division of the Bank; four offices in Des Moines, Iowa, through the Company’s Central Iowa division of the Bank; two offices in Sioux Falls, South Dakota, through the Company’s Sioux Empire division of the Bank; and three offices in West Central Iowa through the Company’s Security State Bank subsidiary.

                 The Company owns all of its offices, except for the branch offices located at Storm Lake Plaza, Storm Lake, Iowa, West Des Moines, Iowa and West 12th Street in Sioux Falls, South Dakota, as to which the land is leased. The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2004 was $11.7 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

                 The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Banks, but the Company will continue to add additional branches in the future. The Company plans to add a fifth Des Moines, Iowa area branch and a third Sioux Falls, South Dakota branch in 2005.

                 The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 2004 was approximately $705,000.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

                 No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

                 Page 44 of the attached 2004 Annual Report to Shareholders is herein incorporated by reference.

                 The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c) Total Number of Shares (or Units) Purchased as Part of Publicity Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2004 through July 31, 2004	6,172	$ 22.99	6,172	—
August 1, 2004 through August 31, 2004	—	—	—	—
September 1, 2004 through September 30, 2004	—	—	—	—

Total	6,172	$ 22.99	6,172	—

(1) The active repurchase program expired on July 31, 2004.

Item 6.	Selected Financial Data

                 Page 10 of the attached 2004 Annual Report to Shareholders is herein incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                 Pages 11 through 20 of the attached 2004 Annual Report to Shareholders are herein incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

                 Pages 16 through 18 of the attached 2004 Annual Report to Shareholders are herein incorporated by reference.

Item 8.	Consolidated Financial Statements and Supplementary Data

                 Pages 21 through 41 of the attached 2004 Annual Report to Shareholders are herein incorporated by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                 Not applicable.

Item 9A.	Controls and Procedures

                 Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

                 The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

                 There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

                 Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, next year our independent accountants must report on management’s evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2005. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2005 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Item 9B.	Other Information

                None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

                 Information concerning directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2005 filed on December 15, 2004.

                The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officers of the Company. A copy of the Code of Ethics, included as an exhibit to this Form 10-K and filed with the Securities and Exchange Commission, may also be found on the Company’s website at www.fmficash.com.

Executive Officers

                 Information concerning the executive officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2005, filed on December 15, 2004 and from the information set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I of this Form 10-K.

Compliance with Section 16(a)

                 Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                 To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Audit Committee Financial Expert

                 Information regarding the audit committee of the Company’s Board of Directors, including information regarding G. Mark Mickelson, the audit committee financial expert serving on the audit committee, is presented under the headings “Meetings and Commitees”, Audit Committee matters” and under “Election of Directors” which contains Mr. Mickelson’s biography, in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on January 26, 2005, which was filed with the SEC on December 15, 2004, and is incorporated herein by reference.

Code of Ethics

                 We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, a copy of which is available free of charge by contacting Lisa Binder, our Investor Relations Officer, at 800.792.6815 or from our internet website (www.metacash.com).

Item 11.	Executive Compensation

                 Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2005, filed on December 15, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                 (a)           Security Ownership of Certain Beneficial Owners

                 The information required by this item under the sections captioned “Voting Rights; Vote Required”, “Voting of Proxies; Revocability of Proxies: Proxy Solicitation Costs” and Stock Ownership” on pages 1 through 5 of the Proxy Statement filed with the SEC on December 15, 2004 is incorporated herein by reference.

                 (b)           Security Ownership of Management

                 The information required by this item under the section captioned “Stock Ownership” on pages 3 through 5 of the Proxy Statement filed with the SEC on December 15, 2004 is incorporated herein by reference.

                 (c)           Changes in Control

                 Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

                 (d)           Equity Compensation Plan Information

                 The following table provides information about the Company’s common stock that may be issued under the Company’s omnibus incentive plans. The Company does not have any equity compensation plan that was not approved by shareholders, except for its employee stock ownership.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in (a))

Equity compensation plans
approved by shareholders	250,483	$ 17.04	307,358
Equity Compensation plans not
approved by shareholders	N/A	N/A	N/A

Item 13.	Certain Relationships and Related Transactions

                 Information concerning certain relationships and transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2005, filed on December 15, 2004.

Item 14.	Principal Accountant Fees and Services

                 Audit Fees

                Fees paid to McGladrey & Pullen, LLP and its associated entity, RSM McGladrey, Inc., for each of the last two fiscal years are set forth below.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2004	$83,000	$7,000	$13,000	$—

2003	$80,000	$7,000	$12,000	$—

                Audit fees include fees for services performed to comply with generally accepted auditing standards, including the recurring audit of the Company’s consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, such as procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

                Audit-related fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding generally accepted accounting principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of the new SEC and Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. Audit-related fees also include audits of employee benefit plans, as well as the review of information systems and general internal controls unrelated to the audit of the financial statements.

                Tax fees primarily include fees associated with tax audits, tax compliance, tax consulting, as well as tax planning. This category also includes services related to tax disclosure and filing requirements.

                The Audit Committee has not authorized any non-audit services by the independent auditor. The Audit Committee must approve any such services prior to the services being performed. The Audit Committee’s considerations would include whether such services are consistent with the SEC’s rules on auditor independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             The following is a list of documents filed as part of this report:

(a) Financial Statements:

The following financial statements are incorporated by reference under Part II, Item 8 of this Form 10-K:

1.	Report of Independent Auditors.

2.	Consolidated Balance Sheets as of September 30, 2004 and 2003.

3.	Consolidated Statements of Income for the Years Ended September 30, 2004, 2003 and 2002.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002.

5.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002.

6.	Notes to Consolidated Financial Statements.

(b) Exhibits:

See Index of Exhibits.

(c) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MIDWEST FINANCIAL, INC.

Date: December 22, 2004	By:	/s/ James S. Haahr
————————————————
James S. Haahr
(Duly Authorized Representative)

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James S. Haahr	Date: December 22, 2004
————————————————
James S. Haahr, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ J. Tyler Haahr	Date: December 22, 2004
————————————————
J. Tyler Haahr, Director, President and Chief Operating Officer

By:	/s/ E. Wayne Cooley	Date: December 22, 2004
————————————————
E. Wayne Cooley, Director

By:	/s/ E. Thurman Gaskill	Date: December 22, 2004
————————————————
E. Thurman Gaskill, Director

By:	/s/ Rodney G. Muilenburg	Date: December 22, 2004
————————————————
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date: December 22, 2004
————————————————
Jeanne Partlow, Director

By:	/s/ G. Mark Mickelson	Date: December 22, 2004
————————————————
G. Mark Mickelson, Director

By:	/s/ Ronald J. Walters	Date: December 22, 2004
————————————————
Ronald J. Walters, Senior Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)
Registrant’s Articles of Incorporation as currently in effect, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33- 64654), are incorporated herein by reference.

3(ii)	Registrant’s Bylaws, as amended and restated, filed as Exhibit 3(ii) to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0- 22140), is incorporated herein by reference.

4	Registrant’s Specimen Stock Certificate, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

10.1	Registrant’s 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to Registrant’s Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 0-22140), is incorporated herein by reference.

10.2	Registrant’s 1993 Stock Option and Incentive Plan, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

10.3	Registrant’s Recognition and Retention Plan, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

10.4	Employment agreement between First Federal Savings Bank of the Midwest and J. Tyler Haahr, filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1997 (Commission File No. 0-22140), is incorporated herein by reference.

10.5	Registrant’s Supplemental Employees’Investment Plan, filed as an exhibit to Registrant’s Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-22140), is incorporated herein by reference.

10.6	Employment agreements between First Federal Savings Bank of the Midwest and James S. Haahr and Donald J. Winchell, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

10.7	Registrant’s Executive Officer Compensation Program, filed as Exhibit 10.6 to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0-22140), is incorporated herein by reference.

10.8	Registrant’s Executive Officer Incentive Stock Option Plan for Mergers and Acquisitions, filed as Exhibit 10.7 to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0-22140), is incorporated herein by reference.

10.9	Registrant’s 2002 Omnibus Incentive Plan, filed as Exhibit 10.9 to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2003 (Commission File No. 0-22140), is incorporated herein by reference.

11	Statement re: computation of per share earnings (included under Note 2 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders’ attached hereto as Exhibit 13).

13	Annual Report to Shareholders.

21	Subsidiaries of the Registrant.

23	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.