Form 10-Q
period 2004-12-31
META FINANCIAL GROUP INC
filed 2005-02-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

             |_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140

                           META FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        42-1406262
            --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                     121 East Fifth, Storm Lake, Iowa 50588
                     --------------------------------------
                    (Address of principal executive offices)

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

           Class:                               Outstanding at February 7, 2005:
Common Stock, $.01 par value                         2,492,860 Common Shares

Transitional Small Business Disclosure Format:    Yes |_|; No |X|

                           META FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

Part I. Financial Information
-----------------------------

       Item 1. Financial Statements (unaudited):

               Consolidated Balance Sheets
                 at December 31, 2004 and September 30, 2004                  3

               Consolidated Statements of Income for the
                 Three Months Ended December 31, 2004 and 2003                4

               Consolidated Statements of Comprehensive Income
                 for the Three Months Ended December 31, 2004 and 2003        5

               Consolidated Statement of Changes in Shareholders'
                 Equity for the Three Months Ended December 31, 2004          6

               Consolidated Statements of Cash Flows for the
                 Three Months Ended December 31, 2004 and 2003                7

               Notes to Consolidated Financial Statements                     8

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         12

       Item 3. Quantitative and Qualitative Disclosure About Market Risk     19

       Item 4. Controls and Procedures                                       21

Part II. Other Information
--------------------------

       Item 1. Legal Proceedings                                             22

       Item 2. Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities                              22

       Item 3. Defaults on Senior Securities                                 22

       Item 4. Submission of Matters to a Vote of Security Holders           22

       Item 5. Other Information                                             22

       Item 6. Exhibits                                                      22

       Signatures                                                            23

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

ASSETS                                                                     December 31, 2004    September 30, 2004
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                      $   2,003,264        $   1,591,982
Interest-bearing deposits in other financial institutions -
   short-term (cost approximates market value)                                   7,117,716            7,344,587
                                                                             ----------------------------------
     Total cash and cash equivalents                                             9,120,980            8,936,569
Securities available for sale, amortized cost
   of $317,851,514 at December 31, 2004 and
   $324,500,510 at September 30, 2004                                          314,709,190          322,523,577
Loans receivable - net of allowance for loan losses of
   of $5,540,473 at December  31, 2004 and $5,370,994
   at September 30, 2004                                                       438,698,886          404,051,379
Loans held for sale                                                                 50,000              270,000
Federal Home Loan Bank stock, at cost                                           11,177,300           11,052,700
Accrued interest receivable                                                      3,861,721            3,849,215
Premises and equipment, net                                                     11,806,891           11,690,437
Foreclosed real estate, net                                                             --                   --
Bank owned life insurance                                                       11,960,339           11,847,420
Other assets                                                                     7,034,793            6,577,227
                                                                             ----------------------------------

            Total assets                                                     $ 808,420,100        $ 780,798,524
                                                                             ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing demand deposits                                          $  27,796,678        $  19,537,370
Savings, NOW and money market demand deposits                                  174,678,808          177,287,972
Time certificates of deposit                                                   287,059,369          264,755,535
                                                                             ----------------------------------
         Total deposits                                                        489,534,856          461,580,877
Advances from Federal Home Loan Bank                                           229,300,000          226,250,000
Securities sold under agreements to repurchase                                  29,772,698           32,549,377
Subordinated Debentures                                                         10,310,000           10,310,000
Advances from borrowers for taxes and insurance                                    257,994              216,331
Accrued interest payable                                                           528,463              473,426
Accrued expenses and other liabilities                                           2,394,205            2,144,248
                                                                             ----------------------------------
         Total liabilities                                                     762,098,216          733,524,259
                                                                             ----------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                                --                   --
Common stock, $.01 par value; 5,200,000 shares authorized,
   2,957,999 shares issued, 2,492,860 and 2,491,025 shares outstanding
   at December 31, 2004 and September 30, 2004, respectively                        29,580               29,580
Additional paid-in capital                                                      20,662,110           20,678,644
Retained earnings - substantially restricted                                    36,876,128           36,758,258
Accumulated other comprehensive income                                          (1,977,911)          (1,240,338)
Unearned Employee Stock Ownership Plan shares                                     (750,318)            (394,766)
Treasury stock, 465,139 and 466,974 common shares, at cost,
at December 31, 2004 and September 30, 2004 respectively                        (8,517,705)          (8,557,113)
                                                                             ----------------------------------
         Total shareholders' equity                                             46,321,884           47,274,265
                                                                             ----------------------------------

         Total liabilities and shareholders' equity                          $ 808,420,100        $ 780,798,524
                                                                             ==================================

See Notes to Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended
                                                              December 31,

                                                          2004           2003
--------------------------------------------------------------------------------

Interest and dividend income:
   Loans receivable, including fees                    $6,760,835     $5,818,757
   Securities available for sale                        2,941,112      3,151,741
   Dividends on Federal Home Loan Bank stock               82,744         83,209
                                                       -------------------------
                                                        9,784,691      9,053,707
                                                       -------------------------
Interest Expense:
   Deposits                                             2,685,172      2,414,297
   FHLB advances and other borrowings                   2,412,502      2,171,612
                                                       -------------------------
                                                        5,097,674      4,585,909
                                                       -------------------------

Net interest income                                     4,687,017      4,467,798

Provision for loan losses                                 177,000        101,000
                                                       -------------------------

Net interest income after provision for loan losses     4,510,017      4,366,798
                                                       -------------------------

Noninterest income:
   Deposit service charges and other fees                 329,034        334,574
   Gain on sales of loans, net                             35,742         88,720
   Bank owned life insurance                              126,645        160,398
   Brokerage commissions                                       --         39,576
   Other income                                           120,163         51,530
                                                       -------------------------
         Total noninterest income                         611,584        674,798
                                                       -------------------------

Noninterest expense:
   Employee compensation and benefits                   2,910,389      2,262,737
   Occupancy and equipment expense                        731,610        534,851
   Deposit insurance premium                               19,621         16,226
   Data processing expense                                183,676        179,923
   Other expense                                          640,467        566,191
                                                       -------------------------
         Total noninterest expense                      4,485,763      3,559,928
                                                       -------------------------

Net income before income tax expense                      635,838      1,481,668

Income tax expense                                        193,896        504,726
                                                       -------------------------

Net income                                             $  441,942     $  976,942
                                                       =========================

Earnings per common share:
   Basic                                               $     0.18     $     0.39
                                                       =========================
   Diluted                                                   0.18           0.39
                                                       =========================

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                                   Three Months Ended
                                                                      December 31,
                                                                  2004             2003
                                                              -----------      -----------
Net income                                                    $   441,942      $   976,942

Other comprehensive income (loss):
         Net change in net unrealized gains and losses on
           securities available for sale                       (1,174,667)       2,262,061
         Deferred income tax expense (benefit)                   (437,094)         841,712
                                                              -----------      -----------

         Total other comprehensive income (loss)                 (737,573)       1,420,349
                                                              -----------      -----------

Total comprehensive income (loss)                             $  (295,631)     $ 2,397,291
                                                              ===========      ===========

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Three Months Ended December 31, 2004

                                                                                              Accumulated
                                                                                                 Other
                                                             Additional                      Comprehensive
                                                  Common       Paid-in         Retained      Income (Loss),
                                                  Stock        Capital         Earnings        Net of Tax
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                     $ 29,580    $ 20,678,644     $ 36,758,258     $ (1,240,338)

Cash dividends declared on common
   stock ($.13 per share)                             --              --         (324,072)              --

Purchase of 1,000 common shares of treasury
   stock                                              --              --               --               --

Issuance of 2,835 common shares from
   treasury stock due to exercise of stock
   options                                            --         (27,219)              --               --

Purchase 18,500 common shares for ESOP                --              --               --               --

3,300 common shares committed to be
   released under the ESOP                            --          10,685               --               --

Change in net unrealized gains and losses on
   securities available for sale, net of
   effect of income taxes of ($437,094)               --              --               --         (737,573)

Net income for three months ended
   December 31, 2004                                  --              --          441,942               --

                                                -----------------------------------------------------------
Balance, December 31, 2004                      $ 29,580    $ 20,662,110     $ 36,876,128     $ (1,977,911)
                                                ===========================================================

                                                  Unearned
                                                  Employee
                                                    Stock                            Total
                                                  Ownership        Treasury       Shareholders'
                                                 Plan Shares         Stock           Equity
-----------------------------------------------------------------------------------------------
Balance, September 30, 2004                     $   (394,766)    $ (8,557,113)    $ 47,274,265

Cash dividends declared on common
   stock ($.13 per share)                                 --               --         (324,072)

Purchase of 1,000 common shares of treasury
   stock                                                  --          (25,655)         (25,655)

Issuance of 2,835 common shares from
   treasury stock due to exercise of stock
   options                                                --           65,063           37,844

Purchase 18,500 common shares for ESOP              (423,400)              --         (423,400)

3,300 common shares committed to be
   released under the ESOP                            67,848               --           78,533

Change in net unrealized gains and losses on
   securities available for sale, net of
   effect of income taxes of ($437,094)                   --               --         (737,573)

Net income for three months ended
   December 31, 2004                                      --               --          441,942

                                                ----------------------------------------------
Balance, December 31, 2004                      $   (750,318)    $ (8,517,705)    $ 46,321,884
                                                ==============================================

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                   Three Months Ended December 31,
                                                                                       2004               2003
------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
   Net income                                                                     $     441,942      $     976,942
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation, amortization and accretion, net                                   1,005,284          1,271,537
      Provision for loan losses                                                         177,000            101,000
      Gain on sales of foreclosed real estate, net                                           --             (2,013)
      Proceeds from sales of loans held for sale                                      2,332,355          6,025,078
      Originations of loans held for sale                                            (2,112,355)        (5,643,368)
      Net change in accrued interest receivable                                         (12,506)           356,638
      Net change in other assets                                                       (133,389)             2,340
      Net change in accrued interest payable                                             55,037            (79,096)
      Net change in accrued expenses and other liabilities                              249,957            334,705
                                                                                  --------------------------------
            Net cash provided by operating activities                                 2,003,325          3,343,763

Cash flow from investing activities:
   Purchase of securities available for sale                                        (15,459,228)       (15,262,500)
   Proceeds from maturities and principal repayments of
    securities available for sale                                                    21,452,368         26,998,771
   Net change in loans receivable                                                   (27,430,666)          (771,310)
   Loans purchased                                                                   (7,442,015)       (16,571,299)
   Proceeds from sales of foreclosed real estate                                          2,500             27,647
   Purchase of shares by ESOP                                                          (423,400)                --
   Purchase of FHLB stock                                                              (124,600)           (79,700)
   Purchase of premises and equipment                                                  (350,953)          (134,252)
                                                                                  --------------------------------
            Net cash used in investing activities                                   (29,775,994)        (5,792,643)

Cash flows from financing activities:
   Net change in noninterest-bearing demand, savings, NOW, and
    money market demand deposits                                                      5,650,145         19,464,977
   Net change in other time deposits                                                 22,303,834          4,093,282
   Proceeds from advances from Federal Home Loan Bank                               854,200,000        590,515,000
   Repayments of advances from Federal Home Loan Bank                              (851,150,000)      (595,126,450)
   Net change in securities sold under agreements to repurchase                      (2,776,679)       (11,622,708)
   Net change in advances from borrowers for taxes and insurance                         41,663              4,430
   Cash dividends paid                                                                 (324,072)          (325,860)
   Proceeds from exercise of stock options                                               37,844            582,555
   Purchase of treasury stock                                                           (25,655)          (522,572)
                                                                                  --------------------------------
            Net cash from financing activities                                       27,957,080          7,062,654
                                                                                  --------------------------------

Net change in cash and cash equivalents                                                 184,411          4,613,774

Cash and cash equivalents at beginning of period                                      8,936,569          9,756,815
                                                                                  --------------------------------
Cash and cash equivalents at end of period                                        $   9,120,980      $  14,370,589
                                                                                  ================================

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                                    $   5,042,637      $   4,665,005
      Income taxes                                                                       40,076             10,500

Supplemental schedule of non-cash investing and financing activities:
   Loans transferred to foreclosed real estate                                    $       2,500      $       8,389

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies followed by Meta Financial Group, Inc., formerly First Midwest Financial, Inc., ("Meta Group" or the "Company") and its consolidated subsidiaries, MetaBank, MetaBank West Central ("MetaBank WC"), Meta Trust Company ("Meta Trust"), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2004.

2.    EARNINGS PER SHARE

      Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

      A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months ended December 31, 2004 and 2003 is presented below.

                                                              Three Months Ended
                                                                 December 31,
                                                                 ------------
                                                            2004             2003
                                                         -----------      -----------
            Basic Earnings Per Common Share:
            Numerator:
                Net Income                               $   441,942      $   976,942
                                                         ===========      ===========
            Denominator:
                Weighted average common shares
                  Outstanding                              2,491,544        2,501,845
                Less: Weighted average unallocated
                  ESOP shares                                (31,875)         (22,263)
                                                         -----------      -----------
                Weighted average common shares
                  outstanding for basic earnings
                  per share                                2,459,669        2,479,582
                                                         ===========      ===========

            Basic earnings per common share              $      0.18      $      0.39
                                                         ===========      ===========

                                                              Three Months Ended
                                                                 December 31,
                                                                 ------------
                                                            2004             2003
                                                         -----------      -----------
            Diluted Earnings Per Common Share:
            Numerator:
                Net Income                               $   441,942      $   976,942
                                                         ===========      ===========
            Denominator:
                Weighted average common shares
                  outstanding for basic earnings per
                  common share                             2,459,669        2,479,582
                Add: Dilutive effects of assumed
                  exercise of stock options, net
                  of tax benefits                             62,595           54,778
                                                         -----------      -----------
                Weighted average common and
                  dilutive potential common shares
                  Outstanding                              2,522,264        2,534,360
                                                         ===========      ===========

            Diluted earnings per common share            $      0.18      $      0.39
                                                         ===========      ===========

3.    COMMITMENTS

      At December 31, 2004 and September 30, 2004, the Company had outstanding commitments to originate and purchase loans totaling $71.0 million and $60.2 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

4.    INTANGIBLE ASSETS

      As of December 31, 2004 and September 30, 2004 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month periods ended December 31, 2004 and 2003.

5.    CURRENT ACCOUNTING DEVELOPMENTS

      The Accounting Standards Executive Committee has issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for fiscal year 2006 and, early adoption, although permitted, is not planned. No significant impact is expected on the Company's consolidated financial statements at the time of adoption.

      SEC Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments, was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. The Company's adoption of this bulletin had no impact on the consolidated financial statements.

      At the March 17-18, 2004 Emerging Issues Task Force ("EITF") meeting, the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and investments accounted for under the cost method. The guidance set forth in the Statement was originally to be effective for the Company in the September 30, 2004 consolidated financial statements. However, in September 2004, the effective dates of certain parts of the Statement were delayed. Management is currently assessing the impact of Issue 03-1 on the consolidated financial statements.

      The Financial Accounting Standards Board ("FASB") issued Statement 123 (Revised), Share-Base Payment. This Statement establishes standards for accounting for transactions in which an entity engages its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces existing requirements under FAS 123, Accounting for Stock-Based
      Compensation and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective for the quarter beginning July 1, 2005. The Company is currently assessing the impact that FAS 123(R) will have on its consolidated financial statements at the time of adoption.

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

      Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                            Three Months Ended
                                                               December 31,
                                                               ------------
                                                             2004        2003
                                                           --------    --------

            Net income, as reported                        $441,942    $976,942
               Deduct: Total stock-based employee
                  compensation expense determined
                  under fair value based method for
                  all awards, net of related tax effects    (23,810)     (5,814)
                                                           --------    --------
            Pro forma net income                           $418,132    $971,128
                                                           ========    ========

               Earnings per common share - basic:
                            As reported                    $    .18    $    .39
                              Pro forma                    $    .17    $    .39

               Earnings per common share - diluted:
                            As reported                    $    .18    $    .39
                              Pro forma                    $    .17    $    .38

Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

GENERAL

Meta Financial Group, Inc. ("Meta Financial" or the "Company") is a bank holding company whose primary assets are MetaBank, formerly First Federal Savings Bank of the Midwest ("First Federal"), and MetaBank West Central ("MetaBank WC"), formerly Security State Bank ("Security"). The Company was incorporated in 1993 as First Midwest Financial, Inc., a unitary non-diversified savings and loan holding company and, on September 20, 1993, acquired all of the capital stock of First Federal in connection with First Federal's conversion from mutual to stock form of ownership. On September 30, 1996, the Company became a bank holding company in conjunction with the acquisition of Security. Pursuant to requisite shareholder approvals, the Company and its banking subsidiaries changed their names as of the close of business on January 28, 2005.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2004, compared to September 30, 2004, and the consolidated results of operations for the three months ended December 31, 2004, compared to the same period in 2003. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2004.

FINANCIAL CONDITION

Total assets increased by $27.6 million, or 3.5%, to $808.4 million at December 31, 2004, from $780.8 million at September 30, 2004. The increase in total assets was the result of an increase in loans receivable which was funded by an increase in deposit balances and a reduction in securities available for sale.

The portfolio of securities available for sale decreased $7.8 million, or 2.4%, to $314.7 million at December 31, 2004, from $322.5 million at September 30, 2004. The decrease reflects $21.5 million of maturities and principal repayments and the change in market value, which were partially offset by $15.5 million of purchases of securities available for sale.

The portfolio of net loans receivable increased by $34.7 million, or 8.6%, to $438.7 million at December 31, 2004, from $404.1 million at September 30, 2004. The increase reflects increased origination of commercial and multi-family real estate loans on existing and newly constructed properties and by increased origination of commercial business loans. The increase was partially offset by small reductions in purchased commercial real estate and commercial business loans, and by reductions in consumer and agricultural business loans, as existing loans in these categories were repaid in amounts greater than new originations retained in portfolio during the period.

Deposit balances increased by $28.0 million, or 6.1%, to $489.5 million at December 31, 2004, from $461.6 million at September 30, 2004. The increase in deposit balances resulted from increases in saving accounts, checking accounts and certificates of deposit in the amounts of $13.8 million, $14.8 million and $22.3 million, respectively. These increases were partially offset by a $22.9 million decrease in money market demand accounts.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased by $3.1 million, or 1.4%, to $229.3 million at December 31, 2004 from $226.3 million at September 30, 2004.

The balance in securities sold under agreements to repurchase decreased by $2.8 million, or 8.5%, to $29.8 million at December 31, 2004 from $32.5 million at September 30, 2004. The increase in advances from the FHLB and the decrease in securities sold under agreements to repurchase resulted in a net increase in borrowed funds of less than $300,000 during the quarter.

Total shareholders' equity decreased $952,000, or 2.0%, to $46.3 million at December 31, 2004 from $47.3 million at September 30, 2004. The decrease in shareholders' equity reflects an increase, in accordance with SFAS 115, of $738,000 in unrealized loss, net of income tax, on securities available for sale, the purchase by the Employee Stock Ownership Plan of 18,500 shares of Company stock and the payment of a cash dividend to shareholders. These decreases were partially offset by earnings of $442,000 during the period.

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

At December 31, 2004, the Company had loans delinquent 30 days and over totaling $2.2 million, or 0.5% of total loans compared to $1.9 million, or 0.5%, of total loans at September 30, 2004. The Company's increase in delinquent loans relates an increase of $303,000 in 30-day delinquent commercial loans during the quarter.

At December 31, 2004, commercial and multi-family real estate loans delinquent 30 days and over totaled $1.6 million, or 0.4% of the total loan portfolio as compared to $1.4 million, or 0.3% of total loans at September 30, 2004. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At December 31, 2004, agricultural operating loans delinquent 30 days and over totaled $253,000, or 0.1% of the total loan portfolio as compared to $254,000, or 0.1% of total loans at September 30, 2004. Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                               December 31, 2004    September 30, 2004
                                               -----------------    ------------------
                                                       (Dollars in Thousands)
Non-accruing loans:
     One-to four family                              $ --                  $ --
     Commercial and multi-family                      390                   399
     Agricultural real estate                          --                    --
     Consumer                                          77                    59
     Agricultural operating                           253                   254
     Commercial business                               --                    --
                                                     ----                  ----
        Total non-accruing loans                      720                   712

Accruing loans delinquent 90 days or more              --                    --
                                                     ----                  ----
        Total non-performing loans                    720                   712
                                                     ----                  ----

Restructured loans:
     Consumer                                          --                    --
     Agricultural operating                             5                     9
     Commercial business                                7                     8
                                                     ----                  ----
        Total  restructured loans                      12                    17
                                                     ----                  ----

Foreclosed assets:
     One-to four family                                --                    --
     Commercial real estate                            --                    --
     Consumer                                          --                    --
     Agricultural operating                            --                    --
     Commercial business                               --                    --
                                                     ----                  ----
     Total foreclosed assets                           --                    --
     Less: Allowance for losses                        --                    --
                                                     ----                  ----
        Total foreclosed assets, net                   --                    --
                                                     ----                  ----

Total non-performing assets                          $732                  $729
                                                     ====                  ====

Total as a percentage of total assets                0.09%                 0.09%
                                                     ====                  ====

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

On the basis of management's review of its loans and other assets, at December 31, 2004, the Company had classified a total of $12.9 million of its assets as substandard, $8,000 as doubtful and none as loss as compared to classifications at September 30, 2004 of $12.9 million substandard, $11,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area are stable. Commodity prices, while at the lower end of recent ranges, are at average levels and there is a history of government subsidies. Price levels for grain crops and livestock generally have been stable after declining from the levels reached in early 2004. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Most areas served by the Company experienced average to above average yields in 2004, after a disappointing 2003. The increased yields were a contributing factor to the lower commodity prices. Although the Company underwrites its agricultural loans based on normal expectations for commodity prices and yields, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses.

At December 31, 2004, the Company has established an allowance for loan losses totaling $5.5 million. The allowance represented approximately 756.8% of the total non-performing loans at December 31, 2004, while the allowance at September 30, 2004 represented approximately 754.4% of the total non-performing loans at that date.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three-month periods ended December 31, 2004 and December 31, 2003:

                                                   2004       2003
                                                  ------     ------
                                                    (In Thousands)
            Balance, September 30,                $5,371     $4,962
              Charge-offs                             11         --
              Recoveries                               3          4
              Additions charged to operations        177        101
                                                  ------     ------
            Balance, December 31,                 $5,540     $5,067
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

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those related to the allowance for loan losses and asset impairment judgments including the recoverability of goodwill.

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both December 31, 2004 and September 30, 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General. For the three months ended December 31, 2004, the Company recorded net income of $442,000 compared to net income of $977,000 for the same period in 2003, a decrease of 54.8%. The decrease in net income reflects increases in non-interest expense and, to a lesser extent, in the provision for loan losses, and a decrease in non-interest income, which were partially offset by an increase in net interest income and a decrease in income tax expense.

Net Interest Income. Net interest income increased by $219,000, or 4.9%, to $4.7 million for the three months ended December 31, 2004 from $4.5 million for the same period in 2003. The increase in net interest income includes an increase in total interest income of $731,000, or 8.1%, and an increase in total interest expense of $512,000, or 11.2%, for the 2004 period compared to the 2003 period. The increase in total interest income reflects a $12.2 million increase in the average balance of interest earning assets and an increase in the net yield on average earning assets between the comparable periods. The net yield on average earning assets increased to 5.12% for the quarter ended December 31, 2004 from 4.82% for the same period in 2003. The increase in total interest expense reflects a $7.2 million increase in the average balance of interest-bearing liabilities and an increase in the net cost on average bearing liabilities between the comparable periods. The net cost on average interest bearing liabilities increased to 2.74% for the quarter ended December 31, 2004 from 2.49% for the same period in 2003.

Provision for Loan Losses. For the three-month period ended December 31, 2004, the provision for loan losses was $177,000 compared to $101,000 for the same period in 2003, an increase of 75.3%. The primary reason for the increase in provision was the loan growth achieved during the 2004 quarter. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio, though no assurance can be given that the allowance will not increase in the future.

Non-interest Income. Non-interest income decreased $63,000, or 9.4%, to $612,000 for the three months ended December 31, 2004 from $675,000 for the same period in 2003. The decrease in non-interest income reflects decreases in gain on sales of loans and the return on the investment in Bank Owned Life Insurance between the comparable periods, which were partially offset by an increase in other income. The decrease in gain on the sale of loans was the result of a decrease in the amount of loans originated for sale during the three months ended December 31, 2004, compared to the same period in 2003. The increase in other income was due to the Meta Payment Systems division of MetaBank having started generating revenue during the quarter.

Non-interest Expense. Non-interest expense increased $925,000, or 26.0%, to $4.5 million for the three months ended December 31, 2004, from $3.6 million for the same period in 2003. The increase in non-interest expense primarily reflects increases in personnel, office occupancy and marketing costs in the 2004 period compared to the 2003 period. These increases were the result of several factors, including primarily the start-up costs associated with our Meta Payment Systems division, the operating costs associated with the second Sioux Fall, South Dakota office, which opened in May 2004, and expenditures incurred as a result of the name changes of the Company and subsidiaries.

Income Tax Expense. Income tax expense decreased $311,000, or 61.6%, to $194,000 for the three months ended December 31, 2004, from $505,000 for the same period in 2003. The decrease reflects the decrease in the level of taxable income between the comparable periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2004, the Company had commitments to originate and purchase loans totaling $71.0 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth MetaBank's and MetaBank WC's actual capital and required capital amounts and ratios at December 31, 2004 which, at that date, exceeded the capital adequacy requirements:

                                                                                                                     Minimum
                                                                                                                Requirement To Be
                                                                                               Minimum           Well Capitalized
                                                                                          Requirement For          Under Prompt
                                                                                          Capital Adequacy      Corrective Action
                                                                          Actual               Purposes             Provisions
                                                                          ------               --------             ----------
At December 31, 2004                                                 Amount    Ratio       Amount    Ratio       Amount      Ratio
--------------------                                                 ------    -----       ------    -----       ------      -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        MetaBank                                                     $53,674   10.5%      $40,709     8.0%      $50,887      10.0%
        MetaBank WC                                                    4,326   12.9         2,673     8.0         3,342      10.0
Tier 1 (Core) Capital (to risk weighted assets):
        MetaBank                                                      48,283    9.5        20,355     4.0        30,532       6.0
        MetaBank WC                                                    4,080   12.2         1,337     4.0         2,005       6.0
Tier 1 (Core) Capital (to adjusted total assets):
        MetaBank                                                      48,283    6.1        31,786     4.0        39,733       5.0
        MetaBank WC                                                    4,080    6.9         2,368     4.0         2,960       5.0
Tier 1 (Core) Capital (to average assets):
        MetaBank                                                      48,283    6.5        29,832     4.0        37,290       5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2004, MetaBank and MetaBank WC exceeded minimum requirements for the well-capitalized category.

Forward-Looking Statements

The Company, and its wholly-owned subsidiaries, MetaBank and MetaBank WC, may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission, in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company emphasizes and promotes its savings, money market, demand and NOW accounts and, subject to market conditions, certificates of deposit with maturities of three months through five years, principally from its primary market area. The savings and NOW accounts tend to be less susceptible to rapid changes in interest rates.

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

Presented below, as of December 31, 2004 and September 30, 2004, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at December 31, 2004 and September 30, 2004 was more sensitive to decreasing interest rates than to increasing interest rates. This reflects management's efforts to maintain and manage the Company's interest rate sensitivity in light of the events of the last three quarters of calendar 2004. Market interest rates began to increase as the result of concern over the prospect of an increase in the rate of inflation. As the Federal Open Market Committee ("FOMC") began a measured process of bringing short-term interest rates back to a more normal level through 25 basis point increases in the target rate for overnight money, long-term rates moderated creating a flattening in the yield curve. Through the end of calendar 2004, the FOMC increased the target rate five times for a total increase of 125 basis points. An additional 25 basis point increase took place in February 2005. While management does not anticipate a significant shift in market interest rates in the near future, it does believe that there is less risk from declining rates than from rising rates, and its management of interest rate risk has reflected this belief. Management closely monitors the Company's interest rate sensitivity.

                                                    At December 31, 2004      At September 30, 2004
      Change in Interest Rates    Board Limit      ----------------------     ----------------------
          (Basis Points)           % Change        $ Change      % Change     $ Change      % Change
      ------------------------     --------        --------      --------     --------      --------
                                                                 (Dollars in Thousands)
              +200 bp                (40)%         $(5,916)        (12)%      $(5,473)        (12)%
              +100 bp                (25)           (1,947)         (4)        (1,580)         (3)
                0 bp                  --                --          --             --          --
              -100 bp                (25)           (3,429)         (7)        (3,130)         (7)
              -200 bp                (40)          (10,376)        (22)        (5,631)        (12)

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

                           META FINANCIAL GROUP, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q

Item 1. Legal Proceedings - On June 11, 2004, the Sioux Falls School District filed suit in the Second Judicial Circuit Court, against First Federal Savings Bank of the Midwest, a wholly-owned subsidiary of the Company, alleging that First Federal (now MetaBank) improperly allowed funds, which belonged to the school district, to be deposited into, and subsequently withdrawn from, a corporate account established by an employee of the school district. The school district is seeking in excess of $600,000. MetaBank has submitted the claim to its insurance carrier, and is working with counsel to vigorously contest the suit. There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.     Changes in  Securities,  Use of  Proceeds  and Issuer  Purchases  of
            --------------------------------------------------------------------
            Equity Securities -
            -------------------

            (e) The following table provides information about purchases by the Company during the quarter ended December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

            ---------------------------------------------------------------------------------------------------------------
                                                                             Total Number of Shares      Maximum Number of
                                      Total Number     Average Price Paid     Purchased as Part of      Shares that May Yet
                                        of Common           Per Share          Publicly Announced       Be Purchased Under
                  Period            Shares Purchased        Purchased              Program(s)             the Program(s)
            ---------------------------------------------------------------------------------------------------------------
            10/1/04 - 10/31/04             --                   --                     --                       --
            ---------------------------------------------------------------------------------------------------------------
            11/1/04 - 11/30/04             --                   --                     --                       --
            ---------------------------------------------------------------------------------------------------------------
            12/1/04 - 12/31/04             --                   --                     --                       --
            ---------------------------------------------------------------------------------------------------------------
                  Total                    --                   --                     --                       --
            ---------------------------------------------------------------------------------------------------------------

            There is currently no repurchase plan in place. The most recent repurchase plan ended on July 31, 2004. The Company's Employee Stock Ownership Plan was authorized in September 2004 to purchase 40,000 shares of stock, and through December 31, 2004, it had purchased 28,500 shares.

Item 3.     Defaults Upon Senior Securities - None
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders - None
            ---------------------------------------------------

Item 5.     Other Information - None
            -----------------

Item 6.     Exhibits
            --------

            (a)   Exhibits:

                  31.1  Section 302 certification of Chief Executive Officer.

                  31.2  Section 302 certification of Chief Financial Officer.

                  32.1  Section 906 certification of Chief Executive Officer.

                  32.2  Section 906 certification of Chief Financial Officer.

                           META FINANCIAL GROUP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        META FINANCIAL GROUP, INC.


Date: February 14, 2005                 By: /s/ James S. Haahr
      -----------------                     ----------------------
                                            James S. Haahr, Chairman of the
                                             Board, and Chief Executive Officer


Date: February 14, 2005                 By: /s/ Ronald J. Walters
      -----------------                     ----------------------
                                            Ronald J. Walters, Senior Vice
                                             President, Secretary, Treasurer and
                                             Chief Financial Officer