Form 10-Q
period 2005-03-31
META FINANCIAL GROUP INC
filed 2005-05-13
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140

       META FINANCIAL GROUP, INC. (Formerly FIRST MIDWEST FINANCIAL, INC.)
             (Exact name of registrant as specified in its charter)

                  Delaware                                42-1406262
                  --------                                ----------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

                  121 East Fifth Street, Storm Lake, Iowa 50588
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (712) 732-4117
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No  X
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:                              Outstanding at May 10, 2005:
Common Stock, $.01 par value                   2,503,655 Common Shares

                           META FINANCIAL GROUP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                          Page No.
                                                                                          --------
Part I. Financial Information
-----------------------------

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at March 31, 2005 and September 30, 2004                                  3

                  Consolidated Statements of Income for the Three Months
                    And Six Months Ended March 31, 2005 and 2004                              4

                  Consolidated Statements of Comprehensive Income for the
                    Three Months and Six Months Ended March 31, 2005 and 2004                 5

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Six Months Ended March 31, 2005                            6

                  Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 2005 and 2004                                  7

                  Notes to Consolidated Financial Statements                                  8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                      11

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk                  19

      Item 4.     Controls and Procedures                                                    21

Part II. Other Information
--------------------------

      Item 1.     Legal Proceedings                                                          22

      Item 2.     Unregistered Sales of Equity Securities and
                      Use of Proceeds                                                        22

      Item 3.     Defaults Upon Senior Securities                                            22

      Item 4.     Submission of Matters to a Vote of Security Holders                        22

      Item 5.     Other Information                                                          23

      Item 6.     Exhibits                                                                   23

      Signatures                                                                             24

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

ASSETS                                                                  March 31, 2005  September 30, 2004
----------------------------------------------------------------------------------------------------------
Cash and due from banks                                                  $   2,312,755    $   1,591,982
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value)                                5,788,479        7,344,587
                                                                         ------------------------------
    Total cash and cash equivalents                                          8,101,234        8,936,569
Securities available for sale, amortized cost
   of $300,966,016 at March 31, 2005 and
  $324,500,510 at September 30, 2004                                       295,215,937      322,523,577
Loans receivable - net of allowance for loan losses of
   of $5,797,007 at March 31, 2005 and $5,370,994
   at September 30, 2004                                                   446,207,896      404,051,379
Loans held for sale                                                            206,200          270,000
Federal Home Loan Bank stock, at cost                                       10,392,900       11,052,700
Accrued interest receivable                                                  3,634,508        3,849,215
Premises and equipment, net                                                 12,032,412       11,690,437
Foreclosed real estate, net                                                     19,528               --
Bank owned life insurance                                                   12,073,257       11,847,420
Other assets                                                                 7,876,845        6,577,227
                                                                         ------------------------------

Total assets                                                             $ 795,760,717    $ 780,798,524
                                                                         ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing demand deposits                                      $  28,415,741    $  19,537,370
Savings, NOW and money market demand deposits                              170,945,592      177,287,972
Time certificates of deposit                                               301,781,921      264,755,535
                                                                         ------------------------------
           Total deposits                                                  501,143,254      461,580,877
Advances from Federal Home Loan Bank                                       207,750,000      226,250,000
Securities sold under agreements to repurchase                              28,805,953       32,549,377
Subordinated Debentures                                                     10,310,000       10,310,000
Advances from borrowers for taxes and insurance                                246,527          216,331
Accrued interest payable                                                       925,286          473,426
Accrued expenses and other liabilities                                       1,642,507        2,144,248
                                                                         ------------------------------
          Total liabilities                                                750,823,527      733,524,259
                                                                         ------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                            --               --
Common stock, $.01 par value; 5,200,000 shares authorized,
   2,957,999 shares issued, 2,498,860 and 2,491,025 shares outstanding
   at March 31, 2005 and September 30, 2004, respectively                       29,580           29,580
Additional paid-in capital                                                  20,640,098       20,678,644
Retained earnings - substantially restricted                                36,950,651       36,758,258
Accumulated other comprehensive loss                                        (3,609,494)      (1,240,338)
Unearned Employee Stock Ownership Plan shares                                 (696,149)        (394,766)
Treasury stock, 459,139 and 466,974 common shares, at cost,
at March 31, 2005 and September 30, 2004 respectively                       (8,377,496)      (8,557,113)
                                                                         ------------------------------
        Total shareholders' equity                                          44,937,190       47,274,265
                                                                         ------------------------------

        Total liabilities and shareholders' equity                       $ 795,760,717    $ 780,798,524
                                                                         ==============================

See Notes to Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                     March 31,                     March 31,
                                                                2005          2004           2005           2004
                                                             -----------   -----------    -----------   ------------
Interest and Dividend Income:
       Loans receivable, including fees                      $ 7,338,529   $ 5,708,553    $14,099,364   $ 11,527,310
       Securities available for sale                           2,957,207     3,146,976      5,898,319      6,298,717
       Dividends on Federal Home Loan Bank stock                  76,872        35,112        159,616        118,321
                                                             -----------   -----------    -----------   ------------

             Total interest and dividend income               10,372,608     8,890,641     20,157,299     17,944,348

Interest Expense:
       Deposits                                                2,902,732     2,339,588      5,587,904      4,753,885
       FHLB advances and other borrowings                      2,480,721     2,136,238      4,893,223      4,307,850
                                                             -----------   -----------    -----------   ------------

             Total interest expense                            5,383,453     4,475,826     10,481,127      9,061,735
                                                             -----------   -----------    -----------   ------------

Net interest income                                            4,989,155     4,414,815      9,676,172      8,882,613

Provision for loan losses                                        257,500        56,000        434,500        157,000
                                                             -----------   -----------    -----------   ------------

Net interest income after provision for loan losses            4,731,655     4,358,815      9,241,672      8,725,613

Noninterest income:
       Deposit service charges and other fees                    280,704       294,895        609,738        629,469
       Gain on sales of loans, net                                45,566        31,380         81,308        120,100
       Bank owned life insurance                                 126,646       157,443        253,291        317,841
       Gain on sale of branch office                                  --     1,113,230             --      1,113,230
       Gain on sales of securities available for sale, net         1,079            --          1,079             --
       Loss on sales of foreclosed real estate, net                   --        (2,505)            --           (492)
       Other income                                              220,175        96,138        340,338        185,231
                                                             -----------   -----------    -----------   ------------

             Total noninterest income                            674,170     1,690,581      1,285,754      2,365,379

Noninterest expense:
       Employee compensation and benefits                      2,781,661     2,162,385      5,692,050      4,425,122
       Occupancy and equipment expense                         1,030,493       588,828      1,762,103      1,123,679
       Deposit insurance premium                                  16,453        15,220         36,074         31,446
       Data processing expense                                   184,450       182,007        368,126        361,930
       Other expense                                             850,430       515,843      1,490,897      1,082,034
                                                             -----------   -----------    -----------   ------------

             Total noninterest expense                         4,863,487     3,464,283      9,349,250      7,024,211
                                                             -----------   -----------    -----------   ------------

Income before income taxes                                       542,338     2,585,113      1,178,176      4,066,781

Income tax expense                                               142,964       909,716        336,860      1,414,442
                                                             -----------   -----------    -----------   ------------

Net income                                                   $   399,374   $ 1,675,397    $   841,316   $  2,652,339
                                                             ===========   ===========    ===========   ============

Earnings per common share:
       Basic                                                 $      0.16   $      0.67    $      0.34   $       1.07
                                                             ===========   ===========    ===========   ============
       Diluted                                               $      0.16   $      0.66    $      0.33   $       1.05
                                                             ===========   ===========    ===========   ============

Dividends declared per common share                          $      0.13   $      0.13    $      0.26   $       0.26
                                                             ===========   ===========    ===========   ============

See Notes to Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                              Three Months Ended          Six Months Ended
                                                                   March 31,                   March 31,
                                                              2005          2004          2005          2004
                                                           -----------    ----------   -----------    ----------
Net income                                                 $   399,374    $1,675,397   $   841,316    $2,652,339

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                     (2,598,479)    2,838,499    (3,773,146)    5,100,560
        Deferred income tax expense (benefit)                 (966,896)    1,056,207    (1,403,990)    1,897,919
                                                           -----------    ----------   -----------    ----------

        Total other comprehensive income (loss)             (1,631,583)    1,782,292    (2,369,156)    3,202,641
                                                           -----------    ----------   -----------    ----------

Total comprehensive income (loss)                          $(1,232,209)   $3,457,689   $(1,527,840)   $5,854,980
                                                           ===========    ==========   ===========    ==========

See Notes to Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Six Months Ended March 31, 2005

                                                                                   Accumulated      Unearned
                                                                                       Other        Employee
                                                     Additional                    Comprehensive      Stock
                                          Common      Paid-in        Retained     Income (Loss),    Ownership
                                           Stock       Capital        Earnings      Net of Tax      Plan Shares
-----------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004               $29,580   $ 20,678,644   $ 36,758,258   $    (1,240,338)  $  (394,766)

Cash dividends declared on common
stock ($.26 per share)                         --             --       (648,923)               --            --

Purchase of 1,000 common shares
   of treasury stock                           --             --             --                --            --

Issuance of 8,835 common shares
    from treasury stock due to exercise
    of stock options                           --        (63,179)            --                --            --

Tax benefit from exercise of
    stock options                              --          4,669             --                --            --

Purchase 19,100 common shares for ESOP         --             --             --                --      (437,080)

6,600 common shares committed to be
    released under the ESOP                    --         19,964             --                --       135,697

Change in net unrealized gains
   and losses on securities available
   for sale, net of effect of income
   taxes of ($1,403,990)                       --             --             --        (2,369,156)           --

Net income for six months ended
   March 31, 2005                              --             --        841,316                --            --
                                          ---------------------------------------------------------------------

Balance, March 31, 2005                   $29,580   $ 20,640,098   $ 36,950,651   $    (3,609,494)  $  (696,149)
                                          =====================================================================

                                                              Total
                                            Treasury      Shareholders'
                                              Stock          Equity
                                          -----------------------------
Balance, September 30, 2004               $(8,557,113)   $ 47,274,265

Cash dividends declared on common
stock ($.26 per share)                             --        (648,923)

Purchase of 1,000 common shares
   of treasury stock                          (25,655)        (25,655)

Issuance of 8,835 common shares
    from treasury stock due to exercise
    of stock options                          205,272         142,093

Tax benefit from exercise of
    stock options                                  --           4,669

Purchase 19,100 common shares for ESOP             --        (437,080)

6,600 common shares committed to be
    released under the ESOP                        --         155,661

Change in net unrealized gains
   and losses on securities available
   for sale, net of effect of income
   taxes of ($1,403,990)                           --      (2,369,156)

Net income for six months ended
   March 31, 2005                                  --         841,316

                                          ---------------------------
Balance, March 31, 2005                   $(8,377,496)   $ 44,937,190
                                          ===========================

See Notes to Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows(Unaudited)

                                                                                    Six Months Ended March 31,
                                                                                     2005               2004
-----------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
  Net income                                                                   $       841,316    $     2,652,339
  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation, amortization and accretion, net                                   1,863,437          2,373,575
     Provision for loan losses                                                         434,500            157,000
     Gain on sales of foreclosed real estate, net                                           --                492
     Gain on the sale of branch office                                                      --         (1,113,230)
     Proceeds from sales of loans held for sale                                      4,327,480          7,808,048
     Originations of loans held for sale                                            (4,263,680)        (6,931,588)
     Net change in accrued interest receivable                                         214,707            734,289
     Net change in other assets                                                       (121,465)          (363,199)
     Net change in accrued interest payable                                            451,860             15,665
     Net change in accrued expenses and other liabilities                             (501,741)           717,563
                                                                               ----------------------------------
                 Net cash provided by operating activities                           3,246,414          6,050,954

Cash flow from investing activities:
  Purchase of securities available for sale                                        (15,459,228)       (15,262,500)
  Proceeds from maturities and principal repayments of
   securities available for sale                                                    37,803,043         46,929,598
  Net change in loans receivable                                                   (29,784,282)         1,668,517
  Loans purchased                                                                  (12,870,084)       (25,088,646)
  Proceeds from sales of foreclosed real estate                                          2,500            228,441
  Cash transferred to buyer on sale of branch                                               --        (14,154,359)
  Purchase of shares by ESOP                                                          (437,080)                --
  Change in FHLB stock                                                                 659,800          1,871,900
  Purchase of premises and equipment                                                  (817,752)          (492,155)
                                                                               ----------------------------------
                 Net cash used in investing activities                             (20,903,083)        (4,299,204)

Cash flows from financing activities:
  Net change in noninterest-bearing demand, savings, NOW, and
   money market demand deposits                                                      2,535,991         43,127,340
  Net change in other time deposits                                                 37,026,386         20,590,465
  Proceeds from advances from Federal Home Loan Bank                             1,676,825,000      1,031,540,000
  Repayments of advances from Federal Home Loan Bank                            (1,695,325,000)    (1,073,767,027)
  Net change in securities sold under agreements to repurchase                      (3,743,424)       (23,873,566)
  Net change in advances from borrowers for taxes and insurance                         30,196              2,341
  Cash dividends paid                                                                 (648,923)          (651,260)
  Proceeds from exercise of stock options                                              146,763            582,555
  Purchase of treasury stock                                                           (25,655)          (764,865)
                                                                               ----------------------------------
                 Net cash provided by (used in) financing activities                16,821,334         (3,214,017)
                                                                               ----------------------------------

Net change in cash and cash equivalents                                               (835,335)        (1,462,267)

Cash and cash equivalents at beginning of period                                     8,936,569          9,756,815
                                                                               ----------------------------------
Cash and cash equivalents at end of period                                     $     8,101,234    $     8,294,548
                                                                               ==================================

Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                                   $    10,029,267    $     9,756,815
    Income taxes                                                                       265,011            641,000

Supplemental schedule of non-cash investing and financing activities:
  Loans transferred to foreclosed real estate                                  $        22,028    $        19,829

Sale of branch
  Assets disposed:
    Loans                                                                                         $      (730,704)
    Accrued interest receivable                                                                            (5,518)
    Premises and equipment                                                                               (110,818)
  Liabilitied assumed by buyer:
    Non-interest bearing demand, savings, NOW                                                           6,314,066
     and money market demand accounts
    Time deposits                                                                                       9,788,688
    Advances from borrowers for taxes and insurance                                                         5,749
    Other liabilities                                                                                       6,126
  Gain on sale of office property, net                                                                 (1,113,230)
                                                                                                  ---------------
Cash paid                                                                                         $    14,154,359
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

      A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months and six months ended March 31, 2005 and 2004 is presented below.

                                                   Three Months Ended             Six Months Ended
                                                        March 31,                     March 31,
                                                        ---------                     ---------
                                                   2005           2004           2005           2004
                                                   ----           ----           ----           ----
      Basic Earnings Per Common Share:
      Numerator:
          Net Income                           $   399,374    $ 1,675,397    $   841,316    $ 2,652,339
                                               ===========    ===========    ===========    ===========
      Denominator:
          Weighted average common shares
            outstanding                          2,494,060      2,502,255      2,492,788      2,502,049
          Less: Weighted average unallocated
            ESOP shares                            (35,129)       (17,763)       (33,484)       (20,025)
                                               -----------    -----------    -----------    -----------
          Weighted average common shares
            outstanding for basic earnings
            per share                            2,458,931      2,484,492      2,459,304      2,482,024
                                               ===========    ===========    ===========    ===========

      Basic earnings per common share          $      0.16    $      0.67    $      0.34    $      1.07
                                               ===========    ===========    ===========    ===========

                                                    Three Months Ended        Six Months Ended
                                                        March 31,                 March 31,
                                                        ---------                 ---------
                                                    2005         2004         2005         2004
                                                    ----         ----         ----         ----
      Diluted Earnings Per Common Share:
      Numerator:
          Net Income                             $  399,374   $1,675,397   $  841,316   $2,652,339
                                                 ==========   ==========   ==========   ==========
      Denominator:
          Weighted average common shares
            outstanding for basic earnings per
            common share                          2,458,931    2,484,492    2,459,304    2,482,024
          Add: Dilutive effects of assumed
            exercise of stock options, net
            of tax benefits                          57,160       51,668       59,939       53,684
                                                 ----------   ----------   ----------   ----------
          Weighted average common and
            dilutive potential common shares
            outstanding                           2,516,091    2,536,160    2,519,243    2,535,708
                                                 ==========   ==========   ==========   ==========

      Diluted earnings per common share          $     0.16   $     0.66   $     0.33   $     1.05
                                                 ==========   ==========   ==========   ==========

3.    COMMITMENTS

      At March 31, 2005 and September 30, 2004, the Company had outstanding commitments to originate and purchase loans totaling $75.4 million and $60.2 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

4.    INTANGIBLE ASSETS

      As of March 31, 2005 and September 30, 2004 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month or six-month periods ended March 31, 2005 and 2004.

5.    CURRENT ACCOUNTING DEVELOPMENTS

      The Financial Accounting Standards Board ("FASB") issued Statement 123 (Revised), Share-Base Payment. This Statement establishes standards for accounting for transactions in which an entity engages its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces existing requirements under FAS 123, Accounting for Stock-Based
      Compensation and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective for the quarter beginning January 1, 2006. The Company is currently assessing the impact that FAS 123(R) will have on its consolidated financial statements at the time of adoption.

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

      Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                              Three Months Ended               Six Months Ended
                                                                   March 31,                        March 31,
                                                                   ---------                        ---------
                                                             2005              2004           2005              2004
                                                             ----              ----           ----              ----
      Net income, as reported                            $   399,374       $ 1,675,397    $   841,316       $ 2,652,339
      Deduct:  Total stock-based employee
         compensation expense determined under fair
         value based method for all awards, net of
         related tax effects                                 (23,810)           (5,814)       (47,620)          (11,528)
                                                         -----------       -----------    -----------       -----------
               Pro forma net income                      $   375,564       $ 1,669,583    $   793,706       $ 2,640,711
                                                         ===========       ===========    ===========       ===========

      Earnings per common share - basic:
         As reported                                     $       .16       $       .67    $       .34       $      1.07
         Pro forma                                       $       .15       $       .67    $       .32       $      1.07

      Earnings per common share - diluted:
         As reported                                     $       .16       $       .66    $       .33       $      1.05
         Pro forma                                       $       .15       $       .66    $       .32       $      1.04

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2005, compared to September 30, 2004, and the consolidated results of operations for the three months and six months ended March 31, 2005, compared to the same periods in 2004. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2004.

CORPORATE DEVELOPMENTS

In May of 2004, the Company announced that MetaBank was in the process of forming of a new operating division to position the Company to take advantage of opportunities in the growing area of prepaid debit cards and related systems and services. The division, Meta Payment Systems, is based in Sioux Falls, South Dakota. During the first nine months of operations, through March 31, 2005, the division has generated a net operating loss of approximately $1.2 million, $490,000 in fiscal 2004 and $711,000 to date in fiscal 2005. The cumulative operating loss for the division is slightly higher than was originally projected. However, management still anticipates Meta Payment Systems will begin to generate net monthly profits during its second full year of operation, and that the second year of operations will be approximately break-even. It is anticipated the third year will result in income, net of income taxes, sufficient for the three-year cumulative operations of the division to become positive. The net operating loss of Meta Payment Systems for 2005 resulted in a reduction in diluted earning per share of $.14 for the quarter and $.28 per share for the six months ended March 31, 2005.

As indicated above, effective January 28, 2005, the Company and its subsidiaries, having obtained the necessary approvals, changed their names from First Midwest Financial, Inc., First Federal Savings Bank of the Midwest, Security State Bank, and First Services Trust Company, to Meta Financial Group, Inc., MetaBank, MetaBank West Central and Meta Trust Company, respectively. As a result of marketing and other costs associated with the name changes, the Company incurred expenses totaling $615,000, or $387,000, net of income taxes. The expenses, net of income taxes, related to the name change resulted in a reduction in diluted earnings per share of $.13 for the quarter and $.15 per share for the six months ended March 31, 2005.

The Company is in the process of expanding its presence in both the Sioux Falls, South Dakota and the greater Des Moines, Iowa markets. A building, which will house a full-service banking office and the Meta Payment Systems operations, is under construction in Sioux Falls. Occupancy is anticipated to be either late in the third or early in the fourth calendar quarter of 2005. In addition, a small branch office, formerly occupied by another financial institution, became available for lease in Sioux Falls. This office, which is a good strategic fit for operations in Sioux Falls, will open in August. Final details are being completed on the previously announced new office in West Des Moines. Construction will begin during the second calendar quarter, with the office expected to open either late in the third or early in the fourth calendar quarter.

FINANCIAL CONDITION

Total assets increased by $15.0 million, or 1.9%, to $795.8 million at March 31, 2005, from $780.8 million at September 30, 2004. The increase in total assets was primarily attributable to growth in loans during the six month period. This growth was funded primarily by growth in deposits, offset in part by a decrease in advances from the FHLB.

The portfolio of net loans receivable increased by $42.1 million, or 10.4%, to $446.2 million at March 31, 2005, from $404.1 million at September 30, 2004. The increase reflects increased origination of commercial and multi-family real estate loans on existing and newly constructed properties and by increased origination of commercial business loans. There were also small increases in conventional one-to-four family residential mortgage loans and in agricultural business loans. These increases were slightly offset by a small reduction in consumer loans, as existing consumer loans were repaid in amounts greater than new originations during the period.

Deposit balances increased by $39.5 million, or 8.6%, to $501.1 million at March 31, 2005, from $461.6 million at September 30, 2004. The increase in deposit balances resulted from increases in checking accounts, savings accounts and certificates of deposit in the amounts of $13.1 million, $21.3 million and $37.0 million, respectively. These increases were partially offset by a decrease in money market accounts of $31.9 million during the period.

The portfolio of securities available for sale decreased $27.3 million, or 8.5%, to $295.2 million at March 31, 2005, from $322.5 million at September 30, 2004. The decrease reflects $37.8 million of maturities and principal repayments and by the change in market value of securities available for sale, which were partially offset by $15.5 million of purchases.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $18.5 million, or 8.2%, to $207.8 million at March 31, 2005 from $226.3 million at September 30, 2004. The balance in securities sold under agreements to repurchase decreased by $3.7 million, or 11.5%, to $28.8 million at March 31, 2005 from $32.5 million at September 30, 2004. The decrease in advances from the FHLB and in securities sold under agreements to repurchase reflects the replacement of borrowed funds through deposit growth during the period.

Total shareholders' equity decreased $2.3 million, or 4.9%, to $44.9 million at March 31, 2005 from $47.3 million at September 30, 2004. The decrease in shareholders' equity is primarily due to a $2.4 million change, in accordance with SFAS 115, from a $1.2 million unrealized loss to a $3.6 million unrealized loss, net of income tax, on securities available for sale, and the payment of dividends to shareholders of $649.000, during the period. These decreases were partially offset by net income of $841,000.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status and, as a result of this action, previously accrued interest income on the loan is taken out of current income. The loan will remain on non-accrual status until the loan has been brought current or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.

At March 31, 2005, the Company had loans delinquent 30 days and over totaling $606,000, or 0.13% of total loans compared to $1.9 million, or 0.47%, of total loans at September 30, 2004.

At March 31, 2005, there were no commercial and multi-family real estate loans delinquent 30 days and over. This compares to $1,350,000, or 0.33% of total loans at September 30, 2004. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At March 31, 2005, agricultural operating loans delinquent 30 days and over totaled $259,000, or 0.06% of the total loan portfolio as compared to $254,000, or 0.06% of total loans at September 30, 2004. Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                                 March 31, 2005     September 30, 2004
                                                 --------------     ------------------
                                                         (Dollars in Thousands)
Non-accruing loans:
     One-to four family                              $ 52                   $ --
     Commercial and multi-family                       --                    399
     Agricultural real estate                          --                     --
     Consumer                                          59                     59
     Agricultural operating                           222                    254
     Commercial business                               --                     --
                                                     ----                   ----
       Total non-accruing loans                       333                    712
Accruing loans delinquent 90 days or more              --                     --
                                                     ----                   ----
       Total non-performing loans                     333                    712
                                                     ----                   ----
Restructured loans:
     Consumer                                          --                     --
     Agricultural operating                             7                      9
     Commercial business                               --                      8
                                                     ----                   ----
       Total restructured loans                         7                     17
                                                     ----                   ----
Foreclosed assets:
     One-to four family                                --                     --
     Commercial real estate                            --                     --
     Consumer                                          20                     --
     Agricultural operating                            --                     --
     Commercial business                               --                     --
                                                     ----                   ----
     Total foreclosed assets                           20                     --
     Less: Allowance for losses                        --                     --
                                                     ----                   ----
       Total foreclosed assets, net                    20                     --
                                                     ----                   ----
Total non-performing assets                          $360                   $729
                                                     ====                   ====
Total as a percentage of total assets                0.05%                  0.09%
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

On the basis of management's review of its loans and other assets, at March 31, 2005, the Company had classified a total of $11.9 million of its assets as substandard, $2,000 as doubtful and none as loss as compared to classifications at September 30, 2004 of $12.9 million substandard, $11,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area are stable due to generally higher commodity prices and a history of government subsidies. Price levels for grain crops and livestock are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on normal expectations for commodity prices and yields, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses. (See "CRITICAL ACCOUNTING POLICIES")

At March 31, 2005, the Company has established an allowance for loan losses totaling $5.8 million. The allowance represented approximately 1740.8% of the total non-performing loans at March 31, 2005, while the allowance at September 30, 2004 represented approximately 754.4% of the total non-performing loans at that date. The increase in the allowance for loan losses was due primarily to the increase in the loan portfolio.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the six-month periods ended March 31, 2005 and March 31, 2004:

                                                 2005           2004
                                                 ----           ----

                                                   (In Thousands)

         Balance, September 30,                 $ 5,371       $ 4,962
           Charge-offs                              (12)           (1)
           Recoveries                                 4             8
           Additions charged to operations          434           157
                                                -------       -------
         Balance, March 31,                     $ 5,797       $ 5,126
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

CRITICAL ACCOUNTING POLICIES

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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both March 31, 2005 and September 30, 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General. For the three months ended March 31, 2005, the Company recorded net income of $399,000 compared to net income of $1,675,000 for the same period in 2004. For the six months ended March 31, 2005, net income was $841,000 compared to $2,652,000 for the same period in 2004. Both periods reflect increases in net interest income, which were offset by decreases in non-interest income, and increases in the provision for loan losses and in non-interest expense.
Additionally, income tax expense decreased for both periods of 2005. The decrease in non-interest income for both periods reflects primarily a gain of $1,113,000, during the 2004 periods, on the sale of the Manson, Iowa branch office during both 2004 periods. The increases in non-interest expense were primarily the result of expenses related to the name changes, which totaled $515,000 and $615,000 for the three and six month periods, respectively. The decrease in net income was also attributable to the net start up costs of Meta Payment Systems, which totaled $341,000 and $711,000 for the three and six month periods, respectively.

Net Interest Income. Net interest income increased by $574,000, or 13.0%, to $4,989,000 for the three months ended March 31, 2005 from $4,415,000 for the same period in 2004. For the six months ended March 31, 2005, net interest income increased $793,000, or 8.9%, to $9,676,000 from $8,883,000 for the same period in 2004. The increase in net interest income for the three month period ended March 31, 2005 included an increase in total interest income of $1,482,000, or 16.7%, which was partially offset by an increase in total interest expense of $908,000 or 20.1%, compared to the same period in 2004. The increase in total interest income reflects an increase in the yield of interest-earning assets to 5.36% from 4.82%, and an increase of $36.1 million in the average balance of interest-earning assets during the period. The increase in total interest expense reflects an increase in the cost on interest-bearing liabilities to 2.85% from 2.50%, and an increase of $38.5 million in the average balance of interest bearing-liabilities during the period. The increase in net interest income for the six month period ended March 31, 2005 included an increase in total interest income of $2,213,000, or 12.3%, which was partially offset by an increase in total interest expense of $1,419,000 or 15.7%, compared to the same period in 2004. The increase in total interest income reflects an increase in the yield of interest-earning assets to 5.25% from 4.83%, and an increase of $24.0 million in the average balance of interest-earning assets during the period. The increase in total interest expense reflects an increase in the cost on interest-bearing liabilities to 2.80% from 2.50%, and an increase of $22.6 million in the average balance of interest bearing-liabilities during the period.

Provision for Loan Losses. For the three months ended March 31, 2005, the provision for loan losses was $257,000 compared to $56,000 for the same period in 2004. For the six months ended March 31, 2005, the provision for loan losses was $434,000 compared to $157,000 for the same period in 2004. The increases in both the three-month and six-month periods were due primarily to loan growth. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio. See "Non-Performing Assets and Allowance for Loan Losses."

Non-interest Income. Non-interest income decreased $1,016,000, or 60.1%, to $674,000 for the three months ended March 31, 2005 from $1,691,000 for the same period in 2004. For the six months ended March 31, 2005, non-interest income decreased $1,079,000, or 45.6%, to $1,286,000 from $2,365,000 for the same period in 2004. The decrease in non-interest income for both periods reflects a non-recurring gain in January, 2004 of $1,113,000 on the sale of a branch office, which net of income taxes added $.27 per diluted share to both the three and six month periods ended March 31, 2004. There was also a decrease in both periods in deposit service charges and income from Bank Owned Life Insurance
(BOLI). These decreases were partially offset increases in both periods in other income. The decrease in deposit service charges was primarily the result of adjustments to fee schedules. The decrease in income from BOLI was the result of a reduction in the in the guaranteed return rate. The increase in other income was primarily the result of Meta Payment Systems programs and activities which began to generate revenue during the period.

Non-interest Expense. Non-interest expense increased $1,399,000, or 40.4%, to $4,863,000 for the three months ended March 31, 2005, from $3,464,000 for the same period in 2004. For the six months ended March 31, 2005, non-interest expense increased $2,325,000, or 33.1%, to $9,349,000 from $7,024,000 for the same period in 2004. The increase in non-interest expense was the result of increases in compensation and benefit expense, occupancy and equipment expense and other expense during both the three and six month periods ended March 31, 2005. The increases were attributable to several factors, including the start-up costs associated with Meta Payment Systems, which included total non-interest expenses of $744,000 and $1,386,000 for the three and six month periods, respectively, and the marketing and other costs related to the corporate name changes, which totaled $515,000 and $615,000 for the three and six month periods, respectively. Additional factors contributing to the increase in expenses were the opening of a second branch office in Sioux Falls,

South Dakota, in May 2004, and additional staffing and other costs related to initiating and proceeding with the process aimed at compliance, in fiscal 2006, with Section 404 of the Sarbanes-Oxley Act. Normal increases in costs have also contributed to the increase.

Income Tax Expense. Income tax expense was $143,000 for the three months ended March 31, 2005 compared to $910,000 for the same period in 2004. For the six months ended March 31, 2005, income tax expense was $337,000 compared to $1,414,000 for the same period in 2004. The decrease for both periods reflects the decrease in the level of taxable income between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans, investments and mortgage-backed securities, and funds provided by other operating activities. While scheduled payments on loans, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and early loan repayments are greatly influenced by general interest rates, economic conditions and competition.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2005, the Company had commitments to originate and purchase loans totaling $75.4 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Company, MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth MetaBank's and MetaBank WC's actual capital and required capital amounts and ratios at March 31, 2005 which, at that date, exceeded the capital adequacy requirements:

                                                                                                             Minimum Requirement
                                                                                                                 To Be Well
                                                                                   Minimum Requirement        Capitalized Under
                                                                                  For Capital Adequacy        Prompt Corrective
                                                              Actual                    Purposes              Action Provisions
                                                              ------                    --------              -----------------
At March 31, 2005                                      Amount         Ratio        Amount        Ratio       Amount        Ratio
-----------------                                      ------         -----        ------        -----       ------        -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        MetaBank                                       $53,576         10.5%      $40,676          8.0%      $50,846         10.0%
        MetaBank WC                                      4,382         11.7         3,008          8.0         3,760         10.0
Tier 1 (Core) Capital (to risk weighted assets):
        MetaBank                                        48,000          9.4        20,338          4.0        30,507          6.0
        MetaBank WC                                      4,097         10.9         1,504          4.0         2,256          6.0
Tier 1 (Core) Capital (to adjusted total assets):
        MetaBank                                        48,000          6.5        29,318          4.0        36,647          5.0
        MetaBank WC                                      4,097          6.9         2,380          4.0         2,975          5.0
Tier 1 (Core) Capital (to average assets):
        MetaBank                                        48,000          6.5        29,670          4.0        37,087          5.0

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2005, the Company, MetaBank and MetaBank WC exceeded minimum requirements for the well-capitalized category.

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

These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company's control. Such statements address the following subjects: future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services, such as those offered by the Meta Payment Systems Division; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company's financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services' laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

In managing its asset/liability mix, the Company, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. The Company has established limits, which may change from time to time, on the level of acceptable interest rate risk. There can be no assurance, however, that, in the event of an adverse change in interest rates, the Company's efforts to limit interest rate risk will be successful.

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

Presented below, as of March 31, 2005 and September 30, 2004, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at March 31, 2005 was slightly more sensitive to increasing interest rates than to decreasing interest rates and at September 30, 2004 was slightly more sensitive to decreasing interest rates than to increasing interest rates. This reflects management's efforts to maintain and manage the Company's interest rate sensitivity in light of the events over the past twelve months. Market interest rates began to increase as the result of concern over the prospect of an increase in the rate of inflation. As the Federal Open Market Committee ("FOMC") began a measured process of bringing short-term interest rates back to a more normal level through 25 basis point increases in the target rate for overnight money, long-term rates moderated creating a flattening in the yield curve. Between June 2004 and May 2005, the FOMC increased the target rate eight times for a total increase of 200 basis points. While management does not anticipate a significant shift in market interest rates in the near future, it does believe that there is less risk from declining rates than from rising rates, and its management of interest rate risk has reflected this belief. Management closely monitors the Company's interest rate sensitivity.

                                              At March 31, 2005         At September 30, 2004
  Change in Interest Rates  Board Limit        -----------------        ----------------------
       (Basis Points)        % Change      $ Change        % Change     $ Change        % Change
   ---------------------     ---------     ---------       ---------    ---------       ---------
                                                   (Dollars in Thousands)
            +200 bp            (40)%      $  (6,671)        (13)%      $  (5,473)         (12)%
            +100 bp            (25)          (2,629)         (5)          (1,580)          (3)
             0 bp               --               --          --               --           --
            -100 bp            (25)          (1,191)         (2)          (3,130)          (7)
            -200 bp            (40)          (6,416)        (12)          (5,631)         (12)

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate mortgage-loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in calculating the tables. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

Part I. Financial Information

Item 4. Controls and Procedures

Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

Based on that  evaluation,  our Chief  Executive  Officer  and  Chief  Financial
Officer  concluded  that as of  March  31,  2005  our  disclosure  controls  and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds -
            ------------------------------------------------------------

            (a) None

            (c) The following table provides information about purchases by the Company or its affiliates during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to
            Section 12 of the Exchange Act.

           ---------------------------------------------------------------------------------------------------------------
                                                                            Total Number of Shares    Maximum Number of
                                       Total Number        Average Price     Purchased as Part of    Shares that May Yet
                                        of Common         Paid Per Share      Publicly Announced      Be Purchased Under
                   Period            Shares Purchased        Purchased            Program(s)            the Program(s)
           ---------------------------------------------------------------------------------------------------------------
              1/1/05 - 1/31/05             --                      --                  --                     --
           ---------------------------------------------------------------------------------------------------------------
              2/1/05 - 1/28/05            600 (1)              $22.80              29,100 (1)             10,900 (1)
           ---------------------------------------------------------------------------------------------------------------
              3/1/05 - 3/31/05             --                      --                  --                     --
           ---------------------------------------------------------------------------------------------------------------
                   Total                  600 (1)              $22.80              29,100 (1)             10,900 (1)
           ---------------------------------------------------------------------------------------------------------------

            (1) The Company's Employee Stock Ownership Plan (ESOP) was authorized in September 2004 to purchase 40,000 shares of the Company's stock. Through December 31, 2004, it had purchased 28,500 shares. On April 18, 2005, the ESOP completed the authorized purchase.

            On April 25, 2005, the Company's Board of Directors authorized the purchase of up to 100,000 shares of the Company's stock in a repurchase program that runs through April 30, 2006. As of May 13, 2005, no shares had been purchased under this program.

Item 3.     Defaults Upon Senior Securities - None
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders -
            ---------------------------------------------------

            The Company held its Annual Meeting of Shareholders on January 24, 2005. At the meeting, shareholders of the Company considered and voted upon the following matters:

            1. The election of the following individuals as directors for a three-year term:

                           E. Thurman Gaskill
                           Rodney G. Muilenburg

            The results of the election of directors are as follows:

                                                    Votes
                                                    -----
                                           In Favor         Withheld
                                           --------         --------
                E. Thurman Gaskill        2,279,292          92,536
                Rodney G. Muilenburg      2,290,184          81,644

            There were no broker non-votes or abstentions on this proposal.

            The following directors' terms of office continued after the meeting:

                E. Wayne Cooley
                James S. Haahr
                J. Tyler Haahr
                G. Mark Mickelson
                Jeanne Partlow

      2. The proposal to amend the Certificate of Incorporation to change the name of the Company from First Midwest Financial, Inc. to Meta Financial Group, Inc. The results of the vote are as follows:

                In Favor                   2,248,274
                Not in Favor                 121,311
                Abstain                        2,243
                Broker Non-votes                None

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

                               META FINANCIAL GROUP, INC.


Date:  May  13, 2005       By: /s/ James S. Haahr
      ---------------          ------------------
                               James S. Haahr, Chairman of the Board,
                                and Chief Executive Officer


Date:  May 13,  2005       By: /s/ Ronald J. Walters
      ---------------          ---------------------
                               Ronald J. Walters, Senior Vice President,
                                Secretary, Treasurer and Chief Financial Officer