Form 10-Q
period 2005-06-30
META FINANCIAL GROUP INC
filed 2005-08-15
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended June 30, 2005

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

          Class:                             Outstanding at August 15, 2005:
Common Stock, $.01 par value                    2,503,655 Common Shares

                           META FINANCIAL GROUP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
Part I.   Financial Information
-------------------------------

      Item 1.     Financial Statements (unaudited):

                  Consolidated Balance Sheets
                    at June 30, 2005 and September 30, 2004                                               3

                  Consolidated Statements of Operations for the Three Months
                    And Nine Months Ended June 30, 2005 and 2004                                          4

                  Consolidated Statements of Comprehensive Income (Loss) for the
                    Three Months and Nine Months Ended June 30, 2005 and 2004                             5

                  Consolidated Statement of Changes in Shareholders'
                    Equity for the Nine Months Ended June 30, 2005                                        6

                  Consolidated Statements of Cash Flows for the
                    Nine Months Ended June 30, 2005 and 2004                                              7

                  Notes to Consolidated Financial Statements                                              8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                  13

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk                              23

      Item 4.     Controls and Procedures                                                                25

Part II.  Other Information
---------------------------

      Item 1.     Legal Proceedings                                                                      26

      Item 2.     Unregistered Sales of Equity Securities and
                      Use of Proceeds                                                                    26

      Item 3.     Defaults Upon Senior Securities                                                        26

      Item 4.     Submission of Matters to a Vote of Security Holders                                    27

      Item 5.     Other Information                                                                      27

      Item 6.     Exhibits                                                                               27

      Signatures                                                                                         28

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

ASSETS                                                                      June 30, 2005      September 30, 2004
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                     $   2,947,175           $   1,591,982
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value)                                   4,965,726               7,344,587
                                                                            -------------------------------------
    Total cash and cash equivalents                                             7,912,901               8,936,569
Securities available for sale, amortized cost
   of $255,208,924 at June 30, 2005 and
  $324,500,510 at September 30, 2004                                          250,802,241             322,523,577
Loans receivable - net of allowance for loan losses of
   of $9,568,620 at June 30, 2005 and $5,370,994
   at September 30, 2004                                                      459,689,897             404,051,379
Loans held for sale                                                             2,478,292                 270,000
Federal Home Loan Bank stock, at cost                                          10,413,500              11,052,700
Accrued interest receivable                                                     3,896,671               3,849,215
Premises and equipment, net                                                    13,861,581              11,690,437
Foreclosed real estate, net                                                        19,528                    --
Bank owned life insurance                                                      12,186,176              11,847,420
Other assets                                                                    7,416,282               6,577,227
                                                                            -------------------------------------

Total assets                                                                $ 768,677,069           $ 780,798,524
                                                                            =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing demand deposits                                         $  41,178,750           $  19,537,370
Savings, NOW and money market demand deposits                                 158,365,383             177,287,972
Time certificates of deposit                                                  294,325,455             264,755,535
                                                                            -------------------------------------
           Total deposits                                                     493,869,588             461,580,877
Advances from Federal Home Loan Bank                                          195,430,000             226,250,000
Securities sold under agreements to repurchase                                 23,538,909              32,549,377
Subordinated debentures                                                        10,310,000              10,310,000
Advances from borrowers for taxes and insurance                                   266,161                 216,331
Accrued interest payable                                                        1,018,554                 473,426
Accrued expenses and other liabilities                                          1,192,908               2,144,248
                                                                            -------------------------------------
          Total liabilities                                                   725,626,120             733,524,259
                                                                            -------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                             --                      --
Common stock, $.01 par value; 5,200,000 shares authorized,
   2,957,999 shares issued, 2,503,655 and 2,491,025 shares outstanding
   at June 30, 2005 and September 30, 2004, respectively                           29,580                  29,580
Additional paid-in capital                                                     20,636,272              20,678,644
Retained earnings - substantially restricted                                   34,313,180              36,758,258
Accumulated other comprehensive loss                                           (2,765,977)             (1,240,338)
Unearned Employee Stock Ownership Plan shares                                    (893,109)               (394,766)
Treasury stock, 454,344 and 466,974 common shares, at cost,
at June 30, 2005 and September 30, 2004 respectively                           (8,268,997)             (8,557,113)
                                                                            -------------------------------------
        Total shareholders' equity                                             43,050,949              47,274,265
                                                                            -------------------------------------

        Total liabilities and shareholders' equity                          $ 768,677,069           $ 780,798,524
                                                                            =====================================

See Notes to Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                                      Three Months Ended                  Nine Months Ended
                                                                             June 30,                           June 30,
                                                                      2005              2004              2005              2004
                                                                  ------------      -----------      ------------      ------------
Interest and Dividend Income:
       Loans receivable, including fees                           $  7,931,647      $ 6,465,018      $ 22,031,011      $ 17,992,328
       Securities available for sale                                 2,754,168        2,535,342         8,652,487         8,834,059
       Dividends on Federal Home Loan Bank stock                       126,860           42,852           286,476           161,173
                                                                  ------------      -----------      ------------      ------------

             Total interest and dividend income                     10,812,675        9,043,212        30,969,974        26,987,560

Interest Expense:
       Deposits                                                      3,106,402        2,428,676         8,694,306         7,182,561
       FHLB advances and other borrowings                            2,590,639        2,094,690         7,483,862         6,402,540
                                                                  ------------      -----------      ------------      ------------

             Total interest expense                                  5,697,041        4,523,366        16,178,168        13,585,101
                                                                  ------------      -----------      ------------      ------------

Net interest income                                                  5,115,634        4,519,846        14,791,806        13,402,459

Provision for loan losses                                            4,956,000          167,500         5,390,500           324,500
                                                                  ------------      -----------      ------------      ------------

Net interest income after provision for loan losses                    159,634        4,352,346         9,401,306        13,077,959

Noninterest income:
       Deposit service charges and other fees                          340,767          304,257           950,505           933,726
       Gain on sales of loans, net                                      55,811          107,648           137,119           227,748
       Bank owned life insurance                                       126,645          151,532           379,936           469,373
       Loss on sales of securities available for sale, net             (20,413)            --             (19,334)             --
       Gain on sale of branch office                                      --               --                --           1,113,230
       Loss on sales of foreclosed real estate, net                       --             (2,560)             --              (3,052)
       Other income                                                    445,885           78,810           786,223           264,041
                                                                  ------------      -----------      ------------      ------------

             Total noninterest income                                  948,695          639,687         2,234,449         3,005,066

Noninterest expense:
       Employee compensation and benefits                            2,923,900        2,422,886         8,615,950         6,848,008
       Occupancy and equipment expense                                 931,871          597,056         2,693,974         1,720,735
       Deposit insurance premium                                        17,111           17,378            53,185            48,824
       Data processing expense                                         188,320          175,176           556,446           537,106
       Other expense                                                   604,326          518,359         2,095,223         1,600,393
                                                                  ------------      -----------      ------------      ------------

             Total noninterest expense                               4,665,528        3,730,855        14,014,778        10,755,066
                                                                  ------------      -----------      ------------      ------------

Income (loss) before income taxes                                   (3,557,199)       1,261,178        (2,379,023)        5,327,959

Income tax expense (benefit)                                        (1,245,205)         424,569          (908,345)        1,839,011
                                                                  ------------      -----------      ------------      ------------

Net income (loss)                                                 $ (2,311,994)     $   836,609      $ (1,470,678)     $  3,488,948
                                                                  ============      ===========      ============      ============

Earnings (loss) per common share:
       Basic                                                      $      (0.94)     $      0.34      $      (0.60)     $       1.41
                                                                  ============      ===========      ============      ============
       Diluted                                                    $      (0.94)     $      0.33      $      (0.60)     $       1.38
                                                                  ============      ===========      ============      ============

Dividends declared per common share                               $       0.13      $      0.13      $       0.39      $       0.39
                                                                  ============      ===========      ============      ============


See Notes to Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
       Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                                    June 30,                    June 30,
                                                               2005          2004          2005           2004
                                                           -----------    ----------    -----------    -----------
Net income (loss)                                          $(2,311,994)      836,609    $(1,470,678)   $ 3,488,948

Other comprehensive income (loss):
        Net change in net unrealized gains and losses on
          securities available for sale                      1,343,396    (6,439,564)    (2,429,750)    (1,339,005)
        Deferred income tax expense (benefit)                  499,879    (2,396,139)      (904,111)      (498,221)
                                                           -----------    ----------    -----------    -----------

        Total other comprehensive income (loss)                843,517    (4,043,425)    (1,525,639)      (840,784)
                                                           -----------    ----------    -----------    -----------

Total comprehensive income (loss)                          $(1,468,477)   (3,206,816)   $(2,996,317)   $ 2,648,164
                                                           ===========    ==========    ===========    ===========

See Notes to Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                     For the Nine Months Ended June 30, 2005

                                                                                           Accumulated     Unearned
                                                                                             Other         Employee
                                                            Additional                    Comprehensive     Stock
                                                Common       Paid-in         Retained     Income (Loss),   Ownership
                                                 Stock       Capital         Earnings       Net of Tax    Plan Shares
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                    $  29,580   $ 20,678,644    $ 36,758,258    $ (1,240,338)   $(394,766)

Cash dividends declared on common
stock ($.39 per share)                              --             --          (974,400)           --           --

Purchase of 1,000 common shares of
   treasury stock                                   --             --              --              --           --

Issuance of 13,630 common shares from
treasury stock due to exercise of stock
    options                                         --          (95,597)           --              --           --

Tax benefit from exercise of stock options          --           12,240            --              --           --

Purchase 30,000 common shares for ESOP              --             --              --              --       (684,133)

9,900 common shares committed to be
released under the ESOP                             --           40,985            --              --        185,790

Change in net unrealized gains and losses on
    securities available for sale, net of
   effect of income taxes of ($901,111)             --             --              --        (1,525,639)        --

Net loss for nine months ended June 30, 2005        --             --        (1,470,678)           --           --
                                               -----------------------------------------------------------------------
Balance, June 30, 2005                         $  29,580   $ 20,636,272    $ 34,313,180    $ (2,765,977)   $(893,109)
                                               =======================================================================


                                                                  Total
                                                 Treasury      Shareholders'
                                                  Stock           Equity
------------------------------------------------------------------------------
Balance, September 30, 2004                    $ (8,557,113)   $ 47,274,265

Cash dividends declared on common
stock ($.39 per share)                                 --          (974,400)

Purchase of 1,000 common shares of
   treasury stock                                   (25,655)        (25,655)

Issuance of 13,630 common shares from
treasury stock due to exercise of stock
    options                                         313,771         218,174

Tax benefit from exercise of stock options             --            12,240

Purchase 30,000 common shares for ESOP                 --          (684,133)

9,900 common shares committed to be
released under the ESOP                                --           226,775

Change in net unrealized gains and losses on
    securities available for sale, net of
   effect of income taxes of ($901,111)                --        (1,525,639)

Net loss for nine months ended June 30, 2005           --        (1,470,678)

                                               -----------------------------
Balance, June 30, 2005                         $ (8,268,997)   $ 43,050,949
                                               =============================

See Notes to Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Nine Months Ended June 30,
                                                                                          2005            2004
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                   $ (1,470,678)   $  3,488,948
  Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation, amortization and accretion, net                                       2,736,379       3,733,747
     Provision for loan losses                                                           5,390,500         324,500
     Loss on the sale of securities available for sale, net                                 19,334              --
     Loss on sales of foreclosed real estate, net                                               --           3,052
     Gain on the sale of branch office                                                          --      (1,113,230)
     Proceeds from sales of loans held for sale                                          6,850,685      13,695,203
     Originations of loans held for sale                                                (9,058,977)    (12,568,893)
     Net change in accrued interest receivable                                             (47,456)        418,452
     Net change in other assets                                                           (273,701)       (586,085)
     Net change in accrued interest payable                                                545,128         (32,752)
     Net change in accrued expenses and other liabilities                                 (951,339)        725,871
                                                                                      ----------------------------
         Net cash provided by operating activities                                       3,739,875       8,088,813

Cash flow from investing activities:
  Purchase of securities available for sale                                            (15,459,228)    (15,463,098)
  Proceeds from sales of securities available for sale                                  25,842,709              --
  Proceeds from maturities and principal repayments of
   securities available for sale                                                        57,174,746      67,024,122
  Net change in loans receivable                                                       (27,475,818)     (9,955,846)
  Loans purchased                                                                      (33,637,751)    (34,325,665)
  Proceeds from sales of foreclosed real estate                                              2,500       1,123,934
  Cash transferred to buyer on sale of branch                                                   --     (14,154,359)
  Change in FHLB stock                                                                     639,200         908,400
  Purchase of premises and equipment                                                    (2,904,200)     (1,197,562)
                                                                                      ----------------------------
         Net cash provided by (used in) investing activities                             4,182,158      (6,040,074)

Cash flows from financing activities:
  Net change in noninterest-bearing demand, savings, NOW, and
   money market demand deposits                                                          2,718,791      (9,132,202)
  Net change in other time deposits                                                     29,569,920      50,931,974
  Proceeds from advances from Federal Home Loan Bank                                  2,566,400,000   1,655,190,000
  Repayments of advances from Federal Home Loan Bank                                  (2,597,220,000) (1,675,511,784)
  Net change in securities sold under agreements to repurchase                          (9,010,468)    (22,596,875)
  Net change in advances from borrowers for taxes and insurance                             49,830          (6,146)
  Cash dividends paid                                                                     (974,400)       (975,896)
  Proceeds from exercise of stock options                                                  230,414         582,555
  Purchase of shares by ESOP                                                              (684,133)             --
  Purchase of treasury stock                                                               (25,655)       (764,865)
                                                                                      ----------------------------
         Net cash used in financing activities                                          (8,945,701)     (2,283,239)
                                                                                      ----------------------------

Net change in cash and cash equivalents                                                 (1,023,668)       (234,500)

Cash and cash equivalents at beginning of period                                         8,936,569       9,756,815
                                                                                      ----------------------------
Cash and cash equivalents at end of period                                            $  7,912,901    $  9,522,315
                                                                                      ============================

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                                                         $ 15,633,040    $ 13,617,853
     Income taxes                                                                          563,911       1,692,500

Supplemental schedule of non-cash investing and financing activities:
  Loans transferred to foreclosed real estate                                         $     22,028    $     58,349

Sale of branch
  Assets disposed:
     Loans                                                                                            $   (730,704)
     Accrued interest receivable                                                                            (5,518)
     Premises and equipment                                                                               (110,818)
  Liabilities assumed by buyer:
     Non-interest bearing demand, savings, NOW                                                           6,314,066
       and money market demand accounts
     Time deposits                                                                                       9,788,688
     Advances from borrowers for taxes and insurance                                                         5,749
     Other liabilities                                                                                       6,126
  Gain on sale of office property, net                                                                  (1,113,230)
                                                                                                      ------------
  Cash paid                                                                                           $ 14,154,359
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

2.    ALLOWANCE FOR LOAN LOSSES

      At June 30, 2005, the Company has established an allowance for loan losses totaling $9.6 million. The allowance represented approximately 117.1% of the total non-performing loans at June 30, 2005, while the allowance at
      September 30, 2004 represented approximately 754.4% of the total non-performing loans at that date. The increase in the allowance for loan losses was due primarily to additional reserves recorded in the quarter ended June 30, 2005 relating to $9.8 million of assets determined to be impaired, and to the increase in the loan portfolio. Approximately $7.6 million of the impaired assets were placed on non-accrual status, and are included in non-performing loans, and $1.3 million of the impaired assets were written off as of June 30, 2005,

      The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the nine-month periods ended June 30, 2005 and June 30, 2004:

                                                  2005        2004
                                                 -----        ----
                                                  (In Thousands)
           Balance, September 30,              $  5,371    $  4,962
             Charge-offs                         (1,313)        (25)
             Recoveries                             120          13
             Additions charged to operations      5,391         324
                                               --------    --------
           Balance, June 30,                   $  9,569    $  5,274
                                               ========    ========

      The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

3.    EARNINGS PER SHARE

      Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

      A reconciliation of the numerators and denominators used in the basic earnings (loss) per common share and the diluted earnings per common share computations for the three months and nine months ended June 30, 2005 and 2004 is presented below.

                                                    Three Months Ended             Nine Months Ended
                                                         June 30,                      June 30,
                                                         --------                      --------
                                                   2005           2004           2005           2004
                                                   ----           ----           ----           ----
      Basic Earnings (Loss) Per Common Share:
      Numerator:
          Net Income (Loss)                     $(2,311,994)   $   836,609    $(1,470,678)   $ 3,488,948
                                                ===========    ===========    ===========    ===========
      Denominator:
          Weighted average common shares
            outstanding                           2,502,521      2,497,197      2,496,033      2,500,437
          Less: Weighted average unallocated
            ESOP shares                             (41,473)       (13,263)       (36,147)       (17,779)
                                                -----------    -----------    -----------    -----------
          Weighted average common shares
            outstanding for basic earnings
            per share                             2,461,048      2,483,934      2,459,886      2,482,658
                                                ===========    ===========    ===========    ===========

      Basic earnings (loss) per common share    $     (0.94)   $      0.34    $     (0.60)   $      1.41
                                                ===========    ===========    ===========    ===========

      The calculations for the diluted loss per share for the three and nine month periods ended June 30, 2005 do not reflect the effect of the assumed exercise of stock options of 42,798 and 54,042 shares, respectively, because the effect would have been anti-dilutive due to the net loss in those periods.

                                                    Three Months Ended             Nine Months Ended
                                                        June 30,                       June 30,
                                                        --------                       --------
                                                    2005           2004           2005           2004
                                                    ----           ----           ----           ----
      Diluted Earnings (Loss) Per Common Share:
      Numerator:
          Net Income (loss)                     $(2,311,994)   $   836,609    $(1,470,678)   $ 3,488,948
                                                ===========    ===========    ===========    ===========
      Denominator:
          Weighted average common shares
            outstanding for basic earnings per
            common share                          2,461,048      2,483,934      2,459,886      2,482,658
          Add: Dilutive effects of assumed
            exercise of stock options, net
            of tax benefits                            --           54,599           --           54,205
                                                -----------    -----------    -----------    -----------
          Weighted average common and
            dilutive potential common shares
            outstanding                           2,461,048      2,538,533      2,459,886      2,536,863
                                                ===========    ===========    ===========    ===========

      Diluted earnings (loss) per common share  $     (0.94)   $      0.33    $     (0.60)   $      1.38
                                                ===========    ===========    ===========    ===========

4.    COMMITMENTS

      At June 30, 2005 and September 30, 2004, the Company had outstanding commitments to originate and purchase loans totaling $65.7 million and $60.2 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.    INTANGIBLE ASSETS

      As of June 30, 2005 and September 30, 2004 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month or nine-month periods ended June 30, 2005 and 2004.

6.    CURRENT ACCOUNTING DEVELOPMENTS

      The Financial Accounting Standards Board ("FASB") issued Statement 123 (Revised), Share-Base Payment. This Statement establishes standards for accounting for transactions in which an entity engages its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces existing requirements under FAS 123, Accounting for Stock-Based
      Compensation and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective for the quarter beginning October 1, 2005. The Company is currently assessing the impact that FAS 123(R) will have on its consolidated financial statements at the time of adoption.

7.    STOCK OPTION PLAN

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

      Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                          Three Months Ended                  Nine Months Ended
                                                                June 30,                           June 30,
                                                                --------                           --------
                                                         2005               2004            2005              2004
                                                         ----               ----            ----              ----
 Net income (loss), as reported                      $(2,311,994)         $836,609      $(1,470,678)       $3,488,948
 Deduct:  Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                   (20,098)          (15,092)         (67,718)          (26,720)
                                                     -----------          --------      -----------        ----------
         Pro forma net income (loss)                 $(2,332,092)         $821,517      $(1,538,396)       $3,462,228
                                                     ===========          ========      ===========        ==========

 Earnings per common share - basic:
   As reported                                            $(0.94)            $0.34           $(0.60)            $1.41
   Pro forma                                              $(0.95)            $0.33           $(0.63)            $1.38

 Earnings per common share - diluted:
   As reported                                            $(0.94)            $0.33           $(0.60)            $1.38
   Pro forma                                              $(0.95)            $0.32           $(0.63)            $1.36

8.    SEGMENT INFORMATION

      An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. The Company has determined that it has two reportable segments under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information": a traditional banking segment consisting of its two banking subsidiaries, MetaBank and MetaBank West Central, and Meta Payment Systems, a division of MetaBank. MetaBank and MetaBank West Central operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. Meta Payment Systems provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid cards, issuance of credit cards, sponsorship of ATMs into the debit networks, ACH origination services and a gift card program. Other related programs are in the process of development. The remaining grouping under the caption "All Others" consists of the operations of the Meta Financial Group, Inc. and Meta Trust Company.

                                                 (Unaudited)

                                                  Traditional       Payment
                                                    Banking         Systems        All Others        Total
                                                    -------         -------        ----------        -----
      Three months ended June 30, 2005:
         Interest income                          $ 10,752,866    $         --    $     59,809    $ 10,812,675
         Provision for loan and lease losses         4,956,000              --              --       4,956,000
         Non-interest income                           467,993         457,413          23,289         948,695
         Inter-segment revenue (expense)                57,786          80,108        (137,894)             --
         Non-interest expense                        3,742,628         770,654         152,246       4,665,528
            Income (loss) before income taxes       (2,945,812)       (235,664)       (375,723)     (3,557,199)

         Three months ended June 30, 2004:
            Interest income                       $  8,974,970    $         --    $      68242    $  9,043,212
            Provision for loan and lease losses        167,500              --              --         167,500
            Non-interest income                        614,222              --          25,467         639,689
            Inter-segment revenue (expense)            131,484            (627)       (130,857)             --
            Non-interest expense                     3,384,946         220,611         125,300       3,730,857
            Income (loss) before income taxes        1,765,418        (221,238)       (283,002)      1,261,178

         Nine months ended June 30, 2005:
            Interest income                       $ 30,773,619    $         --    $    196,355    $ 30,969,974
            Provision for loan and lease losses      5,390,500              --              --       5,390,500
            Non-interest income                      1,448,776         705,495          80,178       2,234,449
            Inter-segment revenue (expense)            281,564         117,602        (399,166)             --
            Non-interest expense                    11,331,984       2,156,182         526,612      14,014,778
            Income (loss) before income taxes           86,164      (1,335,864)     (1,129,323)     (2,379,023)

         Nine months ended June 30, 2004:
            Interest income                       $ 26,765,388    $         --    $    222,172    $ 26,987,560
            Provision for loan and lease losses        324,500              --              --         324,500
            Non-interest income                      2,934,265              --          70,801       3,005,066
            Inter-segment revenue (expense)            398,440            (627)       (397,813)             --
            Non-interest expense                    10,143,790         220,611         390,665      10,755,066
         Income (loss) before income taxes           6,413,161        (221,238)       (863,964)      5,327,959

Substantially all of the Company's assets were in the traditional banking segment for all periods presented.

Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

GENERAL

Meta Financial Group, Inc. ("Meta Financial" or the "Company") is a bank holding company whose primary assets are MetaBank, formerly First Federal Savings Bank of the Midwest ("First Federal"), and MetaBank West Central ("MetaBank WC"), formerly Security State Bank ("Security"). The Company was incorporated in 1993 as First Midwest Financial, Inc., a unitary non-diversified savings and loan holding company and, on September 20, 1993, acquired all of the capital stock of First Federal in connection with First Federal's conversion from mutual to stock form of ownership. On September 30, 1996, the Company became a bank holding company in conjunction with the acquisition of Security. Pursuant to requisite shareholder and regulatory approvals, the Company and its banking subsidiaries changed their names as of the close of business on January 28, 2005.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2005, compared to September 30, 2004, and the consolidated results of operations for the three months and nine months ended June 30, 2005, compared to the same periods in 2004. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2004.

CORPORATE DEVELOPMENTS

On June 20, 2005, the Company determined that $9.8 million of its assets were impaired under generally accepted accounting principles. The Company is the lead lender and servicer of approximately $32.0 million in loans to three affiliated companies and their owners. Approximately $22.2 million of the total had been sold to ten participating financial institutions. The Company's portion of the affected assets includes total operating loans secured by new and used cars and contracts receivable of approximately $6.8 million to two of the companies, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on the evening of June 20, 2005. The Company also had real estate loans totaling approximately $2.0 million to the third company, and $1.0 million to the majority owner of the three companies. As of June 30, 2005, $7.6 million of the loans related to these borrowers were deemed non-performing, and placed on non-accrual status. On July 8, 2005 the Company took possession of the assets of one of the companies that had filed for reorganization, while the other company remains in Chapter 11 bankruptcy. The process of liquidation of assets of all three companies is underway. Since July 8, 2005, the Company has been in the process of organizing, reviewing and evaluating the assets to determine their estimated net realizable value. The Company concluded that, as of June 30, 2005, additional loan loss reserves were required in the amount of $4.8 million. Net of the effect of income taxes these additional reserves resulted in a reduction in net income of $3.1 million, or $1.25 per diluted share, for both the three month and nine month periods ended June 30, 2005. One loan totaling $1.3 million was charged to the loss reserves as of June 30, 2005. While the Company believes that the $4.8 million in additional reserves related to the impaired assets is reasonable based on the information currently available, it is possible that other factors and circumstances could result in a different final realized loss on these assets. We can make no prediction at this time as to any other losses or recoveries that might occur related to the bankruptcy and related matters. See "Non-performing Assets and Allowance For Loan Losses," herein.

Though no longer "well-capitalized" under Federal banking guidelines due to the additional loan loss reserves taken this quarter, MetaBank had a capital ratio well in excess of minimum regulatory requirements at June 30, 2005, with Tier I and Tier II capital ratios of 6.37 percent and 9.98 percent, respectively. The Company itself and MetaBank West Central remain well-capitalized.

In May of 2004, the Company announced that MetaBank was in the process of forming of a new operating division to position the Company to take advantage of opportunities in the growing area of prepaid debit cards and related systems and services. The division, Meta Payment Systems, is based in Sioux Falls, South Dakota. During the first year of operations, through June 30, 2005, the division has generated a net loss of almost $1.4 million, $490,000 in fiscal 2004 and $867,000 to date in fiscal 2005. The cumulative net loss for the division is higher than was originally projected. Management anticipates that the operations of Meta Payment Systems will become profitable sooner than expected and that the third year of operations will result in net income sufficient for the cumulative operations of the division to become positive. The net loss of Meta Payment Systems for 2005 resulted in a reduction in diluted earning per share of $.06 for the quarter and $.34 per share for the nine months ended June 30, 2005. During both the comparable periods of 2004, Meta Payment Systems had a net loss of $141,000, or $.06 per diluted share. Effective this quarter, the Company presents Meta Payment Systems as a separate business segment. See "Note 8 of Notes to Consolidated Financial Statements (Unaudited)," herein.

As indicated above, effective January 28, 2005, the Company and its subsidiaries, having obtained the necessary approvals, changed their names from First Midwest Financial, Inc., First Federal Savings Bank of the Midwest, Security State Bank, and First Services Trust Company, to Meta Financial Group, Inc., MetaBank, MetaBank West Central and Meta Trust Company, respectively. As a result of marketing and other costs associated with the name changes, the Company incurred expenses totaling $679,000, or $428,000, net of income taxes. The expenses, net of income taxes, related to the name change resulted in a reduction in diluted earnings per share of $.02 for the quarter and $.17 per share for the nine months ended June 30, 2005.

The Company is in the process of expanding its presence in the Sioux Falls, South Dakota market. A building, which will house a full-service banking office and the Meta Payment Systems operations, is under construction in Sioux Falls. Occupancy is anticipated to be either late in the third or early in the fourth calendar quarter of 2005. In addition, a small branch office, formerly occupied by another financial institution, became available for lease in Sioux Falls. This office, which is a good strategic fit for operations in Sioux Falls, will open in August.

FINANCIAL CONDITION

Total assets decreased by $12.1 million, or 1.6%, to $768.7 million at June 30, 2005, from $780.8 million at September 30, 2004. The decrease in total assets was primarily attributable to a decrease in securities available for sale which was substantially offset by growth in loans during the nine month period. The excess funds from the decrease in securities available for sale, along with growth in deposits, were used to reduce advances from the FHLB and other borrowed money.

The portfolio of net loans receivable increased by $55.6 million, or 13.8%, to $459.7 million at June 30, 2005, from $404.1 million at September 30, 2004. The increase reflects increased origination of commercial and multi-family real estate loans on existing and newly constructed properties and by increased origination of commercial business loans. There were also small increases in conventional one-to-four family residential mortgage loans and in agricultural business loans. These increases were slightly offset by a small reduction in consumer loans, as existing consumer loans were repaid in amounts greater than new originations during the period. The additional reserves of $4.8 million also reduced the June 30, 2005 balances of net loans.

Deposit balances increased by $32.3 million, or 7.0%, to $493.9 million at June 30, 2005, from $461.6 million at September 30, 2004. The increase in deposit balances resulted from increases in checking accounts, savings accounts and certificates of deposit in the amounts of $26.4 million, $11.4 million and $29.6 million, respectively. These increases were partially offset by a decrease in money market accounts of $35.1 million during the period. The increase in deposit balances is attributable to the activities of Meta Payment Systems and an increase in public funds deposits.

The portfolio of securities available for sale decreased $71.7 million, or 22.2%, to $250.8 million at June 30, 2005, from $322.5 million at September 30, 2004. The decrease reflects $57.2 million of maturities and principal repayments, the sale of $25.8 million of such securities and by the change in market value of securities available for sale, which were partially offset by $15.5 million of purchases.

The balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased by $30.8 million, or 13.6%, to $195.4 million at June 30, 2005 from $226.2 million at September 30, 2004. The balance in securities sold under agreements to repurchase decreased by $9.0 million, or 27.7%, to $23.5 million at June 30, 2005 from $32.5 million at September 30, 2004. The decrease in advances from the FHLB and in securities sold under agreements to repurchase reflects the replacement of borrowed funds through deposit growth during the period.

Total shareholders' equity decreased $4.2 million, or 8.9%, to $43.1 million at June 30, 2005 from $47.3 million at September 30, 2004. The decrease in shareholders' equity was primarily due to the net loss of $1.5 million for the nine month period, a $1.5 million change, in accordance with SFAS 115, from a $1.2 million unrealized loss to a $2.7 million unrealized loss, net of income tax, on securities available for sale, the purchase of stock for the ESOP totaling $684,000 and the payment of dividends to shareholders of $974,000, during the period.

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

At June 30, 2005, the Company had loans delinquent 30 days and over totaling $6.6 million, or 1.42% of total loans compared to $1.9 million, or 0.47%, of total loans at September 30, 2004.

At June 30, 2005, there were two commercial and multi-family real estate loans totaling $1,239,000, or 0.27% of total loans, delinquent 30 days and over. This compares to $1,350,000, or 0.33% of total loans at September 30, 2004. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At June 30, 2005, commercial business loans delinquent 30 days and over totaled $4,831,000, or 1.05% of the total loan portfolio. Included in the commercial business loans delinquent 30 days and over at June 30, 2005 are $4.5 million of the impaired loans discussed earlier. There were no commercial business loans delinquent 30 days and over at September 30, 2004. Commercial business lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made. The success of the loan may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general environment. Although management believes the Company's portfolio of commercial business loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

At June 30, 2005, agricultural operating loans delinquent 30 days and over totaled $220,000, or 0.05% of the total loan portfolio as compared to $254,000, or 0.06% of total loans at September 30, 2004. Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

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

                                                    June 30, 2005   September 30, 2004
                                                    -------------   ------------------
                                                        (Dollars in Thousands)
      Non-accruing loans:
           One-to four family                            $   23            $   --
           Commercial and multi-family                    2,281               399
           Agricultural real estate                          --                --
           Consumer                                          50                59
           Agricultural operating                           220               254
           Commercial business                            5,570                --
                                                         ------              ----
             Total non-accruing loans                     8,144               712
      Accruing loans delinquent 90 days or more              --                --
                                                         ------              ----
             Total non-performing loans                   8,144               712
                                                         ------              ----
      Restructured loans:
           Consumer                                          --                --
           Agricultural operating                             7                 9
           Commercial business                               --                 8
                                                         ------              ----
             Total  restructured loans                        7                17
                                                         ------              ----
      Foreclosed assets:
           One-to four family                                --                --
           Commercial real estate                            --                --
           Consumer                                          20                --
           Agricultural operating                            --                --
           Commercial business                               --                --
                                                         ------              ----
           Total foreclosed assets                           20                --
                                                         ------              ----
      Total non-performing assets                        $8,171              $729
                                                         ======              ====
      Total as a percentage of total assets                1.06%             0.09%
                                                         ======              ====

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

On the basis of management's review of its loans and other assets, at June 30, 2005, the Company had classified a total of $15.2 million of its assets as substandard, $1,000 as doubtful and none as loss as compared to classifications at September 30, 2004 of $12.9 million substandard, $11,000 doubtful and none as loss.

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

Current economic conditions in the agricultural sector of the Company's market area are stable due to generally stable or higher commodity prices and a history of government subsidies. Price levels for grain crops and livestock are currently at levels that present minimal concern. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. Although the Company underwrites its agricultural loans based on normal expectations for commodity prices and yields, an extended period of low commodity prices or adverse growing conditions could result in weakness in the agricultural loan portfolio and could create a need for the Company to increase its allowance for loan losses through increased charges to the provision for loan losses. (See "CRITICAL ACCOUNTING POLICIES")

At June 30, 2005, the Company has established an allowance for loan losses totaling $9.6 million. The allowance represented approximately 117.1% of the total non-performing loans at June 30, 2005, while the allowance at September 30, 2004 represented approximately 754.4% of the total non-performing loans at that date. The increase in the allowance for loan losses was due primarily to the additional reserves recorded in the quarter ended June 30, 2005 relating to the impairment of assets discussed earlier, and to the increase in the loan portfolio.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the nine-month periods ended June 30, 2005 and June 30, 2004:

                                                  2005       2004
                                                  ----       ----
                                                   (In Thousands)
            Balance, September 30,              $ 5,371    $ 4,962
              Charge-offs                        (1,313)       (25)
              Recoveries                            120         13
              Additions charged to operations     5,391        324
                                                -------    -------
            Balance, June 30,                   $ 9,569    $ 5,274
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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both June 30, 2005 and September 30, 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General. For the three months ended June 30, 2005, the Company recorded a net loss of $2,312,000 compared to net income of $837,000 for the same period in 2004. For the nine months ended June 30, 2005, the net loss was $1,471,000 compared to net income of $3,489,000 for the same period in 2004. The net losses for the three and nine month periods of 2005 were primarily the result of $4.8 million in additional loan loss reserves recorded during the three month period. Both periods reflect increases in net interest income and in the provision for loan losses. The three month period reflects an increase in non-interest income while the nine month period reflects a decrease. Non-operating expense increased during both the three month and nine month periods, and there was an income tax benefit in both periods of 2005 compared to income tax expense during the 2004 periods. The decrease in non-interest income for the nine month period reflects primarily a gain of $1,113,000, on the sale of the Manson, Iowa branch office during the 2004 period. The increases in non-interest expense were the result of increases in compensation and benefits, and to expenses related to the name changes, which totaled $64,000 and $679,000 for the three and nine month periods, respectively. The decrease in net income was also attributable to the net loss of Meta Payment Systems, which totaled $156,000 and $867,000 for the three and nine month periods, respectively.

Net Interest Income. Net interest income increased by $596,000, or 13.2%, to $5,116,000 for the three months ended June 30, 2005 from $4,520,000 for the same period in 2004. For the nine months ended

June 30, 2005, net interest income increased $1,390,000, or 10.4%, to $14,792,000 from $13,402,000 for the same period in 2004. The increase in net interest income for the three month period ended June 30, 2005 included an increase in total interest income of $1,769,000, or 19.6%, which was partially offset by an increase in total interest expense of $1,174,000 or 26.0%, compared to the same period in 2004. The increase in total interest income reflects an increase in the yield of interest-earning assets to 5.69% from 4.90%, and an increase of $22.5 million in the average balance of interest-earning assets during the period. The increase in total interest expense reflects an increase in the cost on interest-bearing liabilities to 2.63% from 2.38%, and an increase of $29.3 million in the average balance of interest bearing-liabilities during the period. The increase in net interest income for the nine month period ended June 30, 2005 included an increase in total interest income of $3,982,000, or 14.8%, which was partially offset by an increase in total interest expense of $2,593,000 or 19.1%, compared to the same period in 2004. The increase in total interest income reflects an increase in the yield of interest-earning assets to 5.40% from 4.85%, and an increase of $22.7 million in the average balance of interest-earning assets during the period. The increase in total interest expense reflects an increase in the cost on interest-bearing liabilities to 2.89% from 2.50%, and an increase of $23.6 million in the average balance of interest bearing-liabilities during the period.

Provision for Loan Losses. For the three months ended June 30, 2005, the provision for loan losses was $4,956,000 compared to $168,000 for the same period in 2004. For the nine months ended June 30, 2005, the provision for loan losses was $5,391,000 compared to $325,000 for the same period in 2004. The increases in both the three-month and nine-month periods were due primarily to the $4.8 million provision in June 2005 related to the impaired loans discussed earlier and to loan growth. Management believes that, based on a detail review of the loan portfolio, historic loan losses, current economic conditions, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio. See "Non-Performing Assets and Allowance for Loan Losses."

Non-interest Income. Non-interest income increased $309,000, or 48.3%, to $949,000 for the three months ended June 30, 2005 from $640,000 for the same period in 2004. For the nine months ended June 30, 2005, non-interest income decreased $771,000, or 25.6%, to $2,234,000 from $3,005,000 for the same period in 2004. The decrease in non-interest income for the nine month period reflects a non-recurring gain in January, 2004 of $1,113,000 on the sale of a branch office, which net of income taxes added $.27 per diluted share to the nine month period ended June 30, 2004. There was an increase in both periods in deposit service charges and other income. These increases were partially offset by decreases in income from Bank Owned Life Insurance (BOLI) and net gain on the sale of loans. The increase in other income was primarily the result of Meta Payment Systems programs and activities which began to generate revenue during the period. The decrease in income from BOLI was the result of a reduction in the in the guaranteed return rate, and the decrease in net sale on the sale of loans was the result of a lower volume of loans originated for sale.

Non-interest Expense. Non-interest expense increased $935,000, or 25.1%, to $4,666,000 for the three months ended June 30, 2005, from $3,731,000 for the same period in 2004. For the nine months ended June 30, 2005, non-interest expense increased $3,260,000, or 30.3%, to $14,015,000 from $10,755,000 for the same period in 2004. The increase in non-interest expense was the result of increases in compensation and benefit expense, occupancy and equipment expense and other expense during both the three and nine month periods ended June 30, 2005. Salary and benefit costs for Meta Payment Systems increased from $194,000 for both the three and nine month periods ended June 30, 2004 to $573,000 and $1,561,000, respectively, for the three and nine month periods ended June 30, 2005. The increases were also attributable to other factors, including other costs associated with Meta Payment Systems, totaling, excluding compensation and benefits, $198,000 and $595,000 for the three and nine month periods, respectively, and the marketing and other costs related to the corporate name changes, which totaled $64,000 and $679,000 for the three and nine month periods, respectively. Meta Payment Systems had non-operating expenses of $221,000 for both the three and nine month periods of fiscal 2004. Additional factors contributing to the increase in expenses were the opening of a second branch office in Sioux Falls, South Dakota, in May 2004, and additional staffing and other costs related to initiating and proceeding with the process aimed at compliance, in fiscal 2006, with Section 404 of the Sarbanes-Oxley Act. Normal increases in costs have also contributed to the increase.

Income Tax Expense. The income tax benefit was $1,245,000 for the three months ended June 30, 2005 compared to income tax expense of $425,000 for the same period in 2004. For the nine months ended June 30, 2005, the income tax benefit was $908,000 compared to income tax expense of $1,839,000 for the same period in 2004. The change for both periods reflects the 2005 net loss compared to net income in 2004, before income tax expense (benefit).

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2005, the Company had commitments to originate and purchase loans totaling $65.7 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth MetaBank's and MetaBank WC's actual capital and required capital amounts and ratios at June 30, 2005 which, at that date, exceeded the minimum capital adequacy requirements:

                                                                                                               Minimum
                                                                                                          Requirement To Be
                                                                                           Minimum         Well Capitalized
                                                                                        Requirement For      Under Prompt
                                                                                       Capital Adequacy    Corrective Action
                                                                        Actual             Purposes           Provisions
                                                                        ------             --------           ----------
At June 30, 2005                                                  Amount     Ratio     Amount     Ratio     Amount     Ratio
----------------                                                  ------     -----     ------     -----     ------     -----
(Dollars in Thousands)
Total Capital (to risk weighted assets):
        MetaBank                                                  $52,175      9.98%   $41,827      8.00%   $52,284     10.00%
        MetaBank WC                                                 4,129     12.08      2,733      8.00      3,417     10.00
Tier 1 (Core) Capital (to risk weighted assets):
        MetaBank                                                   45,543      8.71     20,914      4.00     31,370      6.00
        MetaBank WC                                                 3,695     10.81      1,367      4.00      2,050      6.00
Tier 1 (Core) Capital (to average assets):
        MetaBank                                                   45,543      6.23     29,236      4.00     36,546      5.00
        MetaBank WC                                                 3,695      6.14      2,406      4.00      3,008      5.00
Tier 1 (Core) Capital (to adjusted total assets):
        MetaBank                                                   45,543      6.37     28,598      4.00     35,748      5.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 2005, MetaBank WC and the Company exceeded minimum requirements for the well-capitalized category, while MetaBank was considered adequately capitalized due to its risk-based capital ratio having fallen below 10.0%.

As a result of its status as an adequately capitalized institution, MetaBank will need to seek regulatory approval (or non-objection) from the Office of Thrift Supervision (OTS) prior to the declaration of a dividend to the Company. No prediction can be made as to whether or to what extent any request to declare a dividend will be granted. Traditionally, the Company has utilized dividends received from its subsidiary banks to pay dividends to its shareholders. Though the Company has assets that could be liquidated at the holding company level in order to pay dividends, no assurance can be given that such assets will be sufficient to pay regular dividends over an extended period of time, or that regulatory approval for the payment of such dividends will not be restricted by the Federal Reserve. It is the position of the Federal Reserve that bank holding companies should serve as a source of strength to their insured subsidiaries.

      Furthermore, MetaBank's ability as an adequately capitalized institution to accept brokered deposits will be subject to OTS permission and certain restrictions on the amount of interest the bank may pay on such deposits. This is not expected to have a material impact on MetaBank, since it has no brokered deposits. In addition, MetaBank's ability to transfer small business loans pursuant to certain preferable regulations will be contingent on OTS approval. Finally, Metabank may not be eligible for expedited regulatory processing of certain applications. Neither of these limitations is expected to have a material impact on MetaBank or the Company.

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

      These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company's control. Such statements address the following subjects: future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services, such as those offered by the Meta Payment Systems Division; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company's financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services' laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default and managing the risks involved in the foregoing.

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

Presented below, as of June 30, 2005 and September 30, 2004, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company's NPV at June 30, 2005 and at September 30, 2004 was slightly more sensitive to decreasing interest rates than to increasing interest rates. This reflects management's efforts to maintain and manage the Company's interest rate sensitivity in light of the events over the past twelve months. Market interest rates began to increase as the result of concern over the prospect of an increase in the rate of inflation. As the Federal Open Market Committee ("FOMC") began a measured process of bringing short-term interest rates back to a more normal level through 25 basis point increases in the target rate for overnight money, long-term rates moderated creating a flattening in the yield curve. Between June 2004 and August 2005, the FOMC increased the target rate ten times for a total increase of 250 basis points. While management does not anticipate a significant shift in market interest rates in the near future, it does believe that there is less risk from declining rates than from rising rates, and its management of interest rate risk has reflected this belief. Management closely monitors the Company's interest rate sensitivity.

                                                 At June 30, 2005        At September 30, 2004
     Change in Interest Rates     Board Limit    ----------------        ---------------------
              (Basis  Points)      % Change     $ Change    % Change      $ Change    % Change
           ------------------      --------     --------    --------      --------    --------
                                                            (Dollars in Thousands)
                 +200 bp             (40)%      $(4,828)      (10)%       $(5,473)      (12)%
                 +100 bp             (25)        (1,567)       (3)         (1,580)       (3)
                  0 bp                --             --        --              --        --
                 -100 bp             (25)        (1,625)       (3)         (3,130)       (7)
                 -200 bp             (40)        (6,676)      (13)         (5,631)      (12)

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

            On June 20, 2005, Dan Nelson Auto Group and South Dakota Acceptance Corporation filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of South Dakota, Southern Division. The case numbers, respectively, are 05-40865 and 05-40866. MetaBank is a secured creditor with respect to such cases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Developments", herein.

            There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds -
            ------------------------------------------------------------

            (a) None

            (c) The following table provides information about purchases by the Company or its affiliates during the quarter ended June 30, 2005 of equity securities that are registered by the Company pursuant to
            Section 12 of the Exchange Act.

            ---------------------------------------------------------------------------------------------------------------
                                                                             Total Number of Shares    Maximum Number of
                                        Total Number        Average Price     Purchased as Part of    Shares that May Yet
                    Period               of Common         Paid Per Share      Publicly Announced      Be Purchased Under
                                      Shares Purchased        Purchased            Program(s)            the Program(s)
            ---------------------------------------------------------------------------------------------------------------
               4/1/05 - 4/30/05          10,900(1)             $22.67                40,000(1)            100,000(2)
            ---------------------------------------------------------------------------------------------------------------
               5/1/05 - 5/31/05             --                   --                     --                100,000(2)
            ---------------------------------------------------------------------------------------------------------------
               6/1/05 - 6/30/05             --                   --                     --                100,000(2)
            ---------------------------------------------------------------------------------------------------------------
                    Total                10,900(1)             $22.67                40,000(1)            100,000(2)
            ---------------------------------------------------------------------------------------------------------------

            (1) The Company's Employee Stock Ownership Plan (ESOP) was authorized in September 2004 to purchase 40,000 shares of the Company's stock. Through March 31, 2005, it had purchased 29,100 shares. On April 18, 2005, the ESOP completed the authorized purchase.

            (2) On April 25, 2005, the Company's Board of Directors authorized the purchase of up to 100,000 shares of the Company's stock in a repurchase program that runs through April 30, 2006. (As of August 12, 2005, no shares had been purchased under this program.)

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

                              META FINANCIAL GROUP, INC.


Date: August 15, 2005     By: /s/ J. Tyler Haahr
      ---------------         ------------------
                              J. Tyler Haahr, President,
                                and Chief Executive Officer


Date: August 15, 2005     By: /s/ Ronald J. Walters
      ---------------         ---------------------
                              Ronald J. Walters, Senior Vice President,
                                Secretary, Treasurer and Chief Financial Officer