Form 10-K
period 2005-09-30
META FINANCIAL GROUP INC
filed 2005-12-23
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-22140.

META FINANCIAL GROUP, INC.

(Name of registrant as specified in its charter)

Delaware	42-1406262

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

121 East Fifth Street, Storm Lake, Iowa	50588

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (712) 732-4117

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☒

          Indicate by check mark if the registrant is not required to be file reports pursuant Section 13 and Section 15(d) of the Act.  YES ☐     NO ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).  YES ☐     NO ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

          As of November 28, 2005, there were outstanding 2,503,655 shares of the Registrant’s Common Stock.

                As of March 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of such date, was $38.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K — Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2005.
PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held January 23, 2006.

Forward-Looking Statements

                The Company, and its wholly-owned subsidiaries, MetaBank, MetaBank WC and Meta Trust, may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission, in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

                These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such statements address the following subjects: future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services, such as those offered by the Meta Payment Systems Division; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services’ laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default and managing the risks involved in the foregoing.

                The foregoing list of factors is not exclusive. Additional discussion of factors affecting the Company’s business and prospects is contained in the Company’s periodic filings with the SEC. The Company does not undertake, and expressly disclaims any intent or obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Available Information

                The Company’s website address is www.metacash.com. The Company makes available, through a link with the SEC’s Edgar database, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC.

PART I

Item 1.                  Description of Business

General

                Meta Financial is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of MetaBank and MetaBank West Central. (In January of 2005, the Company changed its name from First Midwest Financial, Inc. to Meta Financial Group, Inc.) Meta Financial, on September 20, 1993, acquired all of the capital stock of MetaBank (formerly known as First Federal Savings Bank of the Midwest) in connection with its conversion from the mutual to stock form ownership (the “Conversion”). On September 30, 1996, Meta Financial became a bank holding company upon its acquisition of MetaBank West Central (formerly known as Security State Bank of Stuart, Iowa), as discussed below.

                Since the Conversion, the Company has acquired several financial institutions. On March 28, 1994, Meta Financial acquired Brookings Federal Bank in Brookings, South Dakota. On December 29, 1995, Meta Financial acquired Iowa Savings Bank, FSB in Des Moines, Iowa (“Iowa Savings”). Brookings Federal and Iowa Savings were both merged with, and now operate as market areas of, MetaBank. On September 30, 1996, Meta Financial completed the acquisition of Central West Bancorporation (“CWB”). CWB was the holding company for MetaBank West Central in Stuart, Iowa, which upon the merger of CWB into Meta Financial resulted in MetaBank West Central becoming a stand-alone banking subsidiary of Meta Financial. Unless the context otherwise requires, references herein to the Company include Meta Financial, MetaBank West Central and MetaBank and all subsidiaries on a consolidated basis.

                MetaBank and MetaBank West Central are the only direct, active full service banking subsidiaries of Meta Financial. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through the Banks, provides a full range of financial services. The principal business of MetaBank has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in MetaBank’s market area. MetaBank’s lending activities have expanded to include an increased emphasis on originations of commercial and multi-family real estate loans and commercial business loans. Recently, MetaBank created a division known as Meta Payment Systems, which issues reloadable, non-reloadable and benefit cards, sponsors non-bank owned ATMs into various debit networks, and provides ACH services for corporate clients. The principal business of MetaBank West Central has been and continues to be attracting retail deposits from the general public and investing those funds in commercial and multi-family real estate and commercial operating loans and, to a lesser extent, one- to four-family residential, consumer and agriculture loans. The Banks also purchase mortgage-backed securities and invest in U.S. Government and agency obligations and other permissible investments. Meta Financial also owns Meta Trust Company, a South Dakota trust corporation, formerly known as First Services Trust Company. At September 30, 2005, the Company had total assets of $776.3 million, deposits of $540.8 million, and shareholders’ equity of $43.0 million.

                The Company’s revenues are derived primarily from interest on mortgage loans, mortgage-backed securities, commercial business loans, other investments, consumer loans, agricultural operating loans, commercial business loans, income from service charges, loan origination fees, fees generated through the activities of Meta Payment Systems, and loan servicing fee income.

                MetaBank, through its affiliation with Bill Markve and Associates, offers insurance products, mutual funds, equities, bonds and annuities.

                Meta Trust Company (the “Trust Company”), established in April 2002 as a South Dakota corporation and a wholly-owned subsidiary of Meta Financial, provides a full range of trust services. First Midwest Financial Capital Trust, also a wholly-owned subsidiary of Meta Financial, was established in July 2001 for the purpose of issuing Company Trust Preferred Securities.

                Meta Financial, the Banks and the Trust Company are subject to comprehensive regulation. See “Regulation” herein.

                The executive offices of the Company are located at 121 East Fifth Street, Storm Lake, Iowa 50588. Its telephone number at that address is (712) 732-4117.

Market Area

                MetaBank has four market areas and the Meta Payments Systems Division: Northwest Iowa (NWI), Brookings, Central Iowa (CI), and Sioux Empire (SE). MetaBank’s headquarters is located at 121 East Fifth Street in Storm Lake, Iowa. NWI operates a total of six offices in Storm Lake, Lake View, Laurens, Odebolt and Sac City, Iowa. Brookings operates one office in Brookings, South Dakota. CI operates four offices in Des Moines, West Des Moines and Urbandale, Iowa, with plans to open a fifth office by Jordan Creek Mall in West Des Moines in 2006. SE operates four offices in Sioux Falls with the fourth office having opened in October 2005. Meta Payment Systems, which provides stored value card services, ATM sponsorship services and ACH services, operates out of its headquarters in Sioux Falls, South Dakota. See “Meta Payment Systems Division.”

                MetaBank West Central operates its business through three full-service offices in Casey, Menlo and Stuart, Iowa.

                The Company’s primary market area includes the Iowa counties of Adair, Buena Vista, Dallas, Guthrie, Pocahontas, Polk and Sac, and the South Dakota counties of Brookings, Lincoln and Minnehaha.

                Iowa ranks sixth lowest nationally in business costs (Economy.com Inc. 2003), among the top ten states for “technology sophistication” in K-12 schools (Market Data Retrieval), third most favorable business liability climate in the nation (Harris Interactive Survey, U.S. Chamber of Commerce, 2003), second “most livable” state in the nation (Morgan Qullno State Rankings, 2003), and has low corporate income and franchise taxes.

                South Dakota ranks first in “entrepreneurial friendliness” (Small Business Survival Foundation, 2002), first in students per computer (Technology Courts 2002), is the second “safest” state (FBI, 2001), and has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

                Storm Lake is located in Iowa’s Buena Vista County approximately 150 miles northwest of Des Moines and 200 miles southwest of Minneapolis. Like much of the State of Iowa, Storm Lake and the surrounding market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista Regional Medical Center, Tyson Foods, Sara Lee Foods and Buena Vista University, which currently enrolls 1,198 full-time students at its Storm Lake campus and employs 81 full-time faculty members. The Northwest Iowa division operates two offices in Storm Lake with additional offices in Laurens, Sac City, Lake View and Odebolt.

                Brookings is located in east central South Dakota’s Brookings County, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis. The Bank’s market area encompasses approximately a 30-mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 11,021 students enrolled for the 2005 fall term and employs 860 full-time faculty members. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics, Twin City Fan and Rainbow Play Systems, Inc. The Brookings division operates from an office located in downtown Brookings.

                Des Moines, Iowa’s capital, is located in central Iowa. The Des Moines market area encompasses Polk County and surrounding counties. MetaBank’s Central Iowa main office is located in a high growth area just off I-80 at the intersection of two major streets in Urbandale. The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall. The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area. The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines. The Des Moines metro area is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices. Major employers include Principal Life Insurance Company, Des Moines Community Schools, Central Iowa Hospital Corporation, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., Wells Fargo Home Mortgage Inc., Pioneer Hi Bred International Inc., Bridgestone/Firestone, Communications Data Services Inc., and Meredith Corporation. Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University – Osteopathic Medical Center, Grand View College, AIB College of Business, and Upper Iowa University. The unemployment rate in the Des Moines metro area was 3.7% as of October 2005.

                Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis. The Sioux Falls market area encompasses Minnehaha and Lincoln counties. Sioux Falls ranks third in a national list of top cities to start a company according to a report by Cognetics, Inc. (Kiplinger Report, April 2001). Sioux Falls received an “A+” on Zero Population Growth’s 2001 Kid-Friendly Cities Report Card, excelling in health, public safety, education, economics, environment, and community life; ranking third out of 140 cities. The city was called a “Diamond in the Rough” as a great smaller market for businesses to make a move. The magazine cited the community’s growth rates as a huge opportunity and recognized the state’s friendly tax laws. (Sales & Marketing Management April 2002.) The main branch is located at a high-traffic intersection of Minnesota and 33rd in the heart of Sioux Falls. The second branch opened in the spring of 2004, and is located at the intersection of 12th and Elmwood. A third branch opened in August 2005, and is located on North Minnesota Avenue just north of Russell Road. The fourth branch opened in October 2005, and is located in a high growth area at 57th and Western. Major employers in the area include Sioux Valley Hospital, Avera McKennan Hospital, John Morrell & Company, Citibank (South Dakota) NA, and Hy-Vee Food Stores. Sioux Falls is home to Augustana College with 2005 fall enrollment of 1,621 and The University of Sioux Falls with 2005 fall enrollment of 1,606. The unemployment rate in Sioux Falls was 3.0% as of October 2005.

                MetaBank West Central’s main office operates in Stuart, which is located in west-central Iowa on the border of Adair and Guthrie counties, approximately 40 miles west of Des Moines. MetaBank West Central’s market area is highly dependent on farming and agriculture. Local businesses include Agri-Drain Corporation, Cardinal Glass, Rose Acre Farms, Wausau Supply and Schafer Systems, Inc. In addition, a large number of area residents commute to the Des Moines metro area for work. In recent years, efforts of the Midwest Partnership Corporation have resulted in significant development of new service-related businesses in the area, associated with the westward expansion of Des Moines and direct interstate highway access. Seven industrial parks exist in these two counties with rail access recently added to the Stuart area. This development provides economic diversity to MetaBank West Central’s market area.

                Several of the Company’s market areas are dependant on agriculture-related businesses. Iowa land values are at record highs, and appear to have stabilized at current levels. Agriculture-related businesses in recent years have performed well due to a relatively stable agricultural environment in the Company’s market area and government subsidy programs. Generally yields and commodity prices have been at reasonable levels for area farmers over the past few years; however, commodity prices have declined somewhat over the past year. Although there has been minimal effect observed to date, an extended period of low commodity prices could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company’s market area.

Lending Activities

                General.   Historically, the Company originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, the Company began to focus on the origination of adjustable-rate mortgage (“ARM”) loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate residential mortgage loans. The Company, however, has continued to originate fixed-rate residential mortgage loans in response to consumer demand, although most such loans are generally sold in the secondary market. See “Management’s Discussion and Analysis — Asset/Liability Management” in the Annual Report.

                More recently, the Company has focused its lending activities on the origination of commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, commercial construction loans. The Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on all types of commercial lending. The Company also continues to originate one-to-four family mortgage loans, consumer loans and agriculturally related loans. The Company originates most of its loans in its primary market area. At September 30, 2005, the Company’s net loan portfolio totaled $440.2 million, or 56.7% of the Company’s total assets.

                Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan. The Company has loan committees for each of the Banks. Loans in excess of certain amounts require approval by at least two committee members of the senior loan committee, by the Bank’s Board loan committee or by the Bank’s Board of Directors, which has responsibility for the overall supervision of the loan portfolio. The Company reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

                At September 30, 2005, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $11.4 million, of which $4.2 million has been sold to other participants. The Company’s largest owned balance of loans to a single borrower or group of related borrowers totaled $8.3 million. The Company had thirty-three other lending relationships in excess of $3.0 million as of September 30, 2005 with the average outstanding balance of such loans equal totaling approximately $4.9 million. At September 30, 2005, while each of these loans was performing in accordance with its repayment terms, two of these loans, totaling $9.4 million, were classified as “Watch,” and one of these loans, totaling $5.3 million, was classified as “Special Mention,” and one of these loans, totaling $5.0 million, was classified as “Substandard.”

                Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	September 30,

	2005		2004		2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real Estate Loans
One- to four-family	$47,568	10.4%	$45,632	11.0%	$52,193	14.4%	$72,678	20.5%	$95,612	27.9%
Commercial and multi-family	214,049	46.8	196,774	47.2	171,791	47.2	151,806	42.9	123,636	36.0
Agricultural	15,246	3.3	12,880	3.0	11,639	3.2	12,067	3.4	11,729	3.4
Construction or development	22,597	5.0	29,732	7.1	19,435	5.3	25,745	7.3	21,884	6.4

Total real estate loans	299,460	65.5	285,018	68.3	255,058	70.1	262,296	74.1	252,861	73.7

Other Loans:
Consumer Loans:
Home equity	24,685	5.4	21,993	5.3	18,126	5.0	14,669	4.2	17,458	5.1
Automobile	2,497	0.5	2,975	0.7	3,271	0.9	3,287	0.9	4,160	1.2
Other(1)	4,481	1.0	5,387	1.3	5,237	1.4	5,637	1.6	6,551	1.9

Total consumer loans	31,663	6.9	30,355	7.3	26,634	7.3	23,593	6.7	28,169	8.2
Agricultural operating	24,529	5.4	21,148	5.1	22,599	6.2	25,308	7.1	25,253	7.4
Commercial business	101,772	22.2	80,515	19.3	59,468	16.4	42,844	12.1	36,773	10.7

Total other loans	157,964	34.5	132,018	31.7	108,701	29.9	91,745	25.9	90,195	26.3

Total loans	457,424	100.0%	417,036	100.0%	363,759	100.0%	354,041	100.0%	343,056	100.0%

Less:
Loans in process	9,733		7,342		8,895		7,155		5,859
Deferred fees and discounts	279		272		210		256		266
Allowance for losses	7,222		5,371		4,962		4,693		3,869

Total loans receivable, net	$440,190		$404,051		$349,692		$341,937		$333,062

____________________
(1) Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.

	September 30,

	2005		2004		2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Fixed Rate Loans
Real estate:
One- to four-family	$33,577	7.3%	$33,917	8.1%	$36,655	10.1%	$45,387	12.8%	$55,521	16.2%
Commercial and multi-family	131,273	28.7	105,001	25.2	95,976	26.4	72,658	20.5	40,778	11.9
Agricultural	7,708	1.7	5,306	1.3	5,311	1.5	5,498	1.6	5,605	1.6
Construction or development	7,126	1.6	15,221	3.6	11,528	3.1	2,788	0.8	5,545	1.6

Total fixed-rate real estate loans	179,684	39.3	159,445	38.2	149,470	41.1	126,331	35.7	107,449	31.3
Consumer	18,058	3.9	15,583	3.7	17,889	4.9	20,282	5.7	25,834	7.5
Agricultural operating	8,032	1.8	5,987	1.4	5,238	1.4	9,339	2.6	7,402	2.2
Commercial business	36,188	8.0	23,946	5.8	27,967	7.7	14,455	4.1	14,986	4.4

Total fixed-rate loans	241,962	52.9	204,961	49.1	200,564	55.1	170,407	48.1	155,671	45.4

Adjustable Rate Loans:
Real estate:
One- to four-family	13,991	3.1	11,715	2.8	15,538	4.3	27,291	7.7	40,091	11.7
Commercial and multi-family	82,776	18.1	91,773	22.0	75,815	20.8	79,148	22.4	82,858	20.5
Agricultural	7,538	1.6	7,574	1.8	6,328	1.7	6,569	1.9	6,124	1.8
Construction or development	15,471	3.4	14,511	3.5	7,907	2.2	22,957	6.5	16,339	4.8

Total adjustable-rate real estate loans	119,776	26.2	125,573	30.1	105,588	29.0	135,965	38.5	145,412	42.4
Consumer	13,605	3.0	14,772	3.5	8,745	2.4	3,311	0.9	2,335.7
Agricultural operating	16,497	3.6	15,161	3.6	17,361	4.8	15,969	4.5	17,851	5.2
Commercial business	65,584	14.4	56,569	13.7	31,501	8.7	28,389	8.0	21,787	6.4

Total adjustable rate loans	215,462	47.1	212,075	50.9	163,195	44.9	183,634	51.9	187,385	54.6

Total loans	457,424	100.0%	417,036	100.0%	363,759	100.0%	354,041	100.0%	343,056	100.0%

Less:
Loans in process	9,733		7,342		8,895		7,155		5,859
Deferred fees and discounts	279		272		210		256		266
Allowance for losses	7,222		5,371		4,962		4,693		3,869

Total loans receivable, net	$440,190		$404,051		$349,602		$341,937		$333,062

                The following table illustrates the interest rate sensitivity of the Company’s loan portfolio at September 30, 2005. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate

	Mortgage(1)		Construction		Consumer		Agricultural Operating		Commercial Business		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Due During Years Ending September 30

2006(2)	$87,469	6.81%	$17,266	7.64%	$17,678	7.02%	$20,221	7.40%	$61,673	7.29%	$204,307	7.10%
2007-2010	148,739	6.20	2,750	6.61	9,845	6.99	3,919	6.47	39,395	6.59	204,648	6.32
2011 and following	40,655	6.18	2,581	5.29	4,140	6.29	389	6.21	704	6.45	48,469	6.15

______________________
(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans.
(2) Includes demand loans, loans having no stated maturity and overdraft loans.

                The total amount of loans due after September 30, 2006 which have predetermined interest rates is $192.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $110.1 million.

                One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 2005, the Company’s one- to four-family residential mortgage loan portfolio totaled $47.6 million, or 10.4% of the Company’s total gross loan portfolio. Approximately 5.8% of the Company’s one- to four-family mortgage loans or 0.6% of the Company’s gross loans have been purchased, generally from other financial institutions. The majority of these are ARM or balloon loans. See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.” At September 30, 2005, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $72,000.

                The Company offers fixed-rate and ARM loans. During the year ended September 30, 2005, the Company originated $13.6 million of adjustable-rate loans and $18.0 million of fixed-rate loans secured by one- to four-family residential real estate, of which approximately $15.3 million was held in portfolio. The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

                The Company currently offers one, three, five, seven and ten year ARM loans. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. These loans generally provide for an annual cap of up to a 200 basis points and a lifetime cap of 600 basis points over the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company’s cost of funds. The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan. The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.

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

                Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. At September 30, 2005, the Company’s commercial and multi-family real estate loan portfolio totaled $214.0 million, or 46.8% of the Company’s total gross loan portfolio. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and Northwest. See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.” The Company, in order to supplement its loan portfolio and consistent with management’s objectives to expand the Company’s commercial and multi-family loan portfolio, purchased $13.0 million, $25.7 million, and $26.2 million of such loans during fiscal 2005, 2004 and 2003, respectively. At September 30, 2005, none of the Company’s commercial and multi-family real estate loans were non-performing. See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

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

                At September 30, 2005, the Company’s largest commercial and multi-family real estate loan was an $8.3 million loan secured by residential housing developments. The Company had eighteen other commercial and/or multi-family loans in excess of $3.0 million at such date. All of these loans are currently performing in accordance with their terms. At September 30, 2005, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $527,000.

                Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. MetaBank believes that it may eventually exceed its 400 percent total capital limitation for nonresidential real estate loans and accordingly, has submitted a waiver request requesting OTS to grant an increase in its regulatory limit. At September 30, 2005, MetaBank’s nonresidential real estate loans totalled 311 percent of total capital.

                Construction Lending.  The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At September 30, 2005, the Company’s construction loan portfolio totaled $22.6 million, or 5.0% of the Company’s total gross loan portfolio.

                Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2005, the Company had $3.2 million of construction loans to borrowers intending to live in the properties upon completion of construction.

                Generally, construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans are generally 1%.

                Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, hotels or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At September 30, 2005, the Company had approximately $19.4 million of loans for the construction of commercial and multi-family real estate. This amount consisted of one loan totaling $300,000 for the construction of a non-owner occupied single family residence, one loan totaling $6.0 million for the construction of a church, three loans totaling $5.8 million for the construction of multi-family properties, three loans totaling $2.3 million for the construction of independent living properties and one loan totaling $5.0 million for the development of land surrounding a sports stadium. All of these loans were performing in accordance with their terms at September 30, 2005.

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

                Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 2005, the Company had agricultural real estate loans secured by farmland of $15.2 million or 3.3% of the Company’s gross loan portfolio. At the same date, $24.5 million, or 5.4% of the Company’s gross loan portfolio, consisted of secured loans related to agricultural operations.

                Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30,

2005, the average outstanding principal balance of an agricultural operating loan held by the Company was $50,000. At September 30, 2005, $218,000, or 0.9%, of the Company’s agricultural operating loans were non-performing.

                Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter. In addition, such loans generally amortize over a period of ten to 20 years. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. At September 30, 2005, none of the Company’s agricultural real estate portfolio was non-performing.

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

                Consumer Lending.  The Company offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 2005, the Company’s consumer loan portfolio totaled $31.7 million, or 6.9% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 2005, $18.1 million were short- and intermediate-term, fixed-rate loans, while $13.6 million were adjustable-rate loans.

                The largest component of the Company’s consumer loan portfolio consists of home equity loans and lines of credit. Substantially all of the Company’s home equity loans and lines of credit are secured by second mortgages on principal residences. The Company will lend amounts which, together with all prior liens, typically may be up to 100% of the appraised value of the property securing the loan. Home equity loans and lines of credit generally have maximum terms of five years.

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

                Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2005, $1,000, or less than one-tenth of one percent, of the Company’s consumer loan portfolio was non-performing.

                Commercial Business Lending.  The Company also originates commercial business loans. Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 2005, $101.8 million, or 22.2% of the Company’s total gross loan portfolio was comprised of commercial business loans.

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

                The largest commercial business loan outstanding at September 30, 2005 was a $7.0 million secured by accounts receivables. The next largest commercial business loan outstanding at September 30, 2005 was a $4.6 million loan secured by all of the assets of the borrower. The Company had eight other commercial business loans outstanding in excess of $3.0 million at September 30, 2005. All of these loans are currently performing in accordance with their terms. At September 30, 2005, the average outstanding principal balance of a commercial business loan held by the Company was approximately $180,000.

                During the third fiscal quarter of 2005, the Company determined that $9.8 million of its loans were impaired under generally accepted accounting principles. The Company was the lead lender and servicer of approximately $32.0 million in loans to three affiliated companies and their owners. Approximately $22.2 million of the total had been sold to ten participating financial institutions. The Company’s portion of the affected assets included total operating loans secured by new and used cars and contracts receivable of approximately $6.8 million to two of the companies, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in June 2005. The Company also had real estate loans totaling approximately $2.0 million to the third company, and $1.0 million to the majority owner of the three companies. As of June 30, 2005, $7.6 million of the loans related to these borrowers were deemed non-performing, and placed on non-accrual status. In early July, the Company took possession of the assets of one of the companies that had filed for reorganization, and subsequently accepted deeds on the real estate from the third company and the majority owner. The other company remains in Chapter 11 bankruptcy. During the fourth quarter of fiscal 2005, the loan balances, except for loans to the one company still in bankruptcy, were transferred to foreclosed real estate or repossessed assets, net of specific allowance. The process of liquidation of assets of all three companies has been underway since early July. Based on an extensive review and evaluation of the assets, including use of outside expertise, the Company concluded that, as of June 30, 2005, an additional provision for loan losses was required in the amount of $4.8 million. One loan totaling $1.3 million was charged to the allowance as of June 30, 2005, and $2.5 million of the additional allowance was offset against the loan balances when the transfers to foreclosed real estate and repossessed assets took place. The Company also estimated that the costs related to the liquidation of the assets could be as much as $500,000. During the fourth fiscal quarter, the Company’s expenses related to the liquidation totaled $330,000. The Company believes that the original $4.8 million in additional allowance related to these assets remains reasonable. Since the fourth fiscal quarter, significant amounts of foreclosed assets and a limited amount of real estate has been liquidated resulting in significant paydown on the automobile, franchise and tool lines. Our most current estimate of loss is estimated to be in the range of $3.6 million to the original $4.8 million. The majority of this variance is due to the range of possible results from the upcoming sales of the remaining real estate assets. It remains possible that other factors and circumstances could result in a different final realized loss on these assets. We cannot make a prediction at this time as to any other losses or recoveries that might occur related to the bankruptcy and related matters. Various of the participant banks have made claims against MetaBank. See “Item 3. Legal Proceedings” herein. Effective as of August 24, 2005, MetaBank and First Indiana Bank, one of seven participants in the SDAC loans, executed an Agreement Regarding Appointment of Administrative Agent, whereby First Indiana became the lead bank for purposes of pursuing the liquidation of collateral and distribution of proceeds to the participants in the SDAC loans. As set forth in Section 1 of the Agreement, First Indiana prospectively assumed specified rights and obligations of MetaBank under the participation agreements relating to the SDAC loans.

                Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company’s commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 2005, $404,000, or 0.4%, of the Company’s commercial business loan portfolio was non-performing.

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

                The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 2005, there were no loans outstanding sold with recourse. When loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services loans that it originated and sold totaling $51.3 million at September 30, 2005, of which $25.2 million were sold to Fannie Mae and $26.1 million were sold to others.

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

	September 30,

	2005	2004	2003

	(Dollars in Thousands)
Originations by type:
Adjustable rate:
Real estate – one –to four–family	$13,584	$4,084	$1,748
– commercial and multi-family	39,710	35,289	24,452
– agricultural real estate	4,500	5,418	5,861
Non-real estate – consumer	10,186	14,669	10,424
– commercial business	150,519	103,864	68,088
– agricultural operating	36,252	29,847	25,133

Total adjustable–rate	254,751	193,171	135,706

Fixed rate:
Real estate – one – to four–family	18,028	22,969	76,215
– commercial and multi-family	48,174	43,875	52,282
– agricultural real estate	—	40	—
Non–real estate – consumer	12,704	8,288	12,578
– commercial business	41,521	21,324	33,405
– agricultural operating	7,343	5,839	14,502

Total fixed–rate	127,770	102,335	188,982

Total loans originated	382,521	295,506	324,688

Purchases:
Real estate – one–to–four–family	—	—	—
– commercial and multi-family	12,987	25,732	26,163
Non-real estate – commercial business	26,710	13,810	—

Total loans	39,697	39,542	26,163
Total mortgage–backed securities	15,173	46,004	428,753

Total purchased	54,870	85,546	454,916

Sales and Repayments:
Sales:
Real estate – one– to four family	16,272	18,043	46,418
Non-real estate – commercial business	—	—	—
Total loans	16,272	18,043	46,418
Mortgaged–backed securities	25,863	—	88,210

Total sales	42,135	18,043	134,628

Repayments:
Loan principal repayments	366,867	265,934	294,761
Mortgage–backed securities repayments	75,101	88,588	185,621

Total principal repayments	441,968	354,792	480,382

Total reductions	484,103	372,835	615,010

(Decrease) in other items, net	(4,071)	(1,133)	(7,067)

Net increase (decrease)	$(50,783)	$7,084	$157,527

                At September 30, 2005, approximately $73.3 million, or 16.0%, of the Company’s gross loan portfolio consisted of purchased loans. The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its operations. However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans. The Company does not record any adjustments to the allowance for loan losses as a result of these loan purchases.

                The following table provides information regarding the Company’s balance of wholly purchased real estate loans and real estate loan participations for each state in which the balance of such loans exceeded $1.0 million at September 30, 2005. Not included in the following table are purchased commercial business loans totaling $12.3 million, approximately 26.0% of which are located in the Company’s market area.

	One- to four- Family Loans		Commercial and Multi-Family		Construction Loans		Total Purchased Loans

Location	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

	(Dollars in Thousands)
Arizona	$—	—	$5,000	1	$5,000	1	$10,000	2
California	—	—	2,147	1	—	—	2,147	1
Colorado	—	—	3,248	8	—	—	3,248	8
Florida	—	—	2,860	1			2,860	1
Iowa	42	5	13,373	9	—	—	13,415	14
Minnesota	—	—	6,967	3	1,500	—	8,467	4
Missouri	368	7	3,286	2	—	1	3,654	9
Montana	—	—	1,438	1	—	—	1,438	1
North Carolina	1,605	7	—	—	—	—	1,605	7
South Dakota	42	4	1,365	1	—	—	1,407	5
Washington	279	1	9,836	7	—	—	10,115	8
Wisconsin	—	—	1,720	3	—	—	1,720	3
Other states	444	34	448	1	————	—	892	35

Total	$2,780	58	$51,688	38	$6,500	2	$60,968	98

Percent of loan portfolio	0.6%		11.3%		1.4%		13.3%

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

                The following table sets forth the Company’s loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2005.

	Loans Delinquent For:

	30-59 Days			60-89 Days			90 Days and Over

	Number	Amount	Percent of Category	Number	Amount	Percent of Category	Number	Amount	Percent of Category

	(Dollars in Thousands)
Real Estate:
One- to four-family	1	$49.10%		—	$—	—%	2	$54.11%
Commercial and multi-family	—	—	—	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—	—	—	—
Consumer	4	81.26		1	2.01		1	1	—
Agricultural operating	2	16.07		—	—	—	1	218.89
Commercial business	5	629.62		2	456.45		2	404.40

Total	12	$775.17%		3	$458.10%		6	$677.15%

                Delinquencies 90 days and over constituted 0.15% of total loans and 0.09% of total assets.

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

	September 30,

	2005	2004	2003	2002	2001

Non-accruing loans:
One- to four-family	$54	$—	$156	$51	$168
Commercial and multi-family	—	399	417	417	464
Agricultural real estate	—	—	—	41	—
Consumer	1	59	17	—	33
Agricultural operating	218	254	291	394	569
Commercial business	404	—	126	408	369

Total non-accruing loans	677	712	1,007	1,311	1,603

Accruing loans delinquent
90 days or more	—	—	—	819	—

Total non-performing loans	677	712	1,007	2,130	1,603

Restructured Loans:
Consumer	—	—	—	—	10
Agricultural operating	7	9	28	9	14
Commercial business	—	8	31	71	—

Total restructured loans	7	17	59	80	24

Foreclosed assets:
One- to four-family	—	—	—	—	—
Commercial real estate	1,841	—	912	1,310	889
Consumer	—	—	4	18	51
Commercial business	2,865	—	193	—	—

Total	4,706	—	1,109	1,328	940
Less: Allowance for losses	—	—	—	—	—

Total foreclosed assets, net	4,706	—	1,109	1,328	940

Total non-performing assets	$5,390	$729	$2,175	$3,538	$2,567

Total as a percentage of total assets	.69%	.09%	.28%	.58%	.49%

                For the year ended September 30, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $57,000, of which none was included in interest income.

                Non-accruing Loans. At September 30, 2005, the Company had $677,000 in non-accruing loans, which constituted 0.15% of the Company’s gross loan portfolio. At such date, there were no non-accruing loans or aggregate non-accruing loans to one borrower in excess of $218,000 in net book value.

                Accruing Loans Delinquent 90 Days or More.  At September 30, 2005, the Company has no accruing loans delinquent 90 days or more.

                Other Loans of Concern.  At September 30, 2005, there were loans totaling $5.4 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of one one- to four-family residential mortgage loans totaling $25,000, three commercial business loans totaling $271,000, one agricultural operating loans totaling $417, five consumer loans totaling $57,000 and one commercial real estate loan totaling $5.0 million.

                The commercial real estate loan of concern at September 30, 2005 is a $5.0 million participation loan secured by an assisted living facility located in Sun City, Arizona.

                Classified Assets.   Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision (the “OTS”) to be of lesser quality as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted. The loans held by MetaBank West Central are subject to similar classification by its regulatory authorities.

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

                On the basis of management’s review of its assets, at September 30, 2005, the Company had classified a total of $10.5 million of its assets as substandard, $248,000 as doubtful and none as loss. Included in the assets classified as substandard is $4.7 million of real estate owned and other foreclosed assets.

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

                The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30

	2005	2004	2003	2002	2001

	(Dollars in Thousands)

Balance at beginning of period	$5,371	$4,962	$4,693	$3,869	$3,590

Charge-offs:
One-to four family	—	(7)	(4)	(11)	(37)
Agricultural operating	—	—	—	(84)	(308)
Commercial and multi-family	(141)	—	(31)	—	—
Consumer	(13)	(19)	(49)	(139)	(61)
Commercial business	(3,623)	(83)	(29)	(86)	(76)

Total charge-offs	(3,777)	(109)	(113)	(320)	(482)

Recoveries:
One-to-four family	—	2	2	2	2
Consumer	32	25	13	39	29
Commercial business	—	2	10	4	3
Commercial and multi-family	114	—	—	—	—
Agricultural operating	—	—	7	9	17

Total recoveries	146	29	32	54	51

Net charge-offs	(3,631)	(80)	(81)	(266)	(431)
Additions charged to operations	5,482	489	350	1,090	710

Balance at end of period	$7,222	$5,371	$4,962	$4,693	$3,869

Ratio of net charge-offs during the period to average loans outstanding during the period	0.83%	0.02%	.02%	.08%	.13%

Ratio of net charge-offs during the period to average non-performing assets	118.0%	2.26%	2.50%	4.54%	16.04%

                For more information on the provision for loan losses, see “Management’s Discussion and Analysis - Results of Operations” in the Annual Report.

                The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	September 30,

	2005		2004		2003		2002		2001

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in Thousands)

One- to four-family	$110	10.40%	$97	10.94%	$135	14.35%	$170	20.53%	$222	27.87%
Commercial and multi-family real estate	2,167	46.80	2,704	47.18	2,390	46.99	2,536	42.88	1,604	36.04
Agricultural real estate	152	3.33	178	7.13	116	3.20	131	3.41	128	3.42
Construction	203	4.94	130	3.09	122	5.58	129	7.27	88	6.38
Consumer	422	6.92	376	7.28	344	7.32	317	6.66	403	8.21
Agricultural operating	476	5.36	478	5.07	628	6.21	639	7.15	617	7.36
Commercial business	3,439	22.25	1,338	19.31	1,027	16.35	663	12.10	618	10.72
Unallocated	253	—	70	—	200	—	108	—	189	—

Total	$7,222	100.00%	$5,371	100.00%	$4,962	100.00%	$4,693	100.00%	$3,869	100.00%

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

                As of September 30, 2005, the Company’s entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

                As of September 30, 2005, investment and mortgage-backed securities with amortized costs of approximately $105.9 million and fair values of approximately $103.4 million were pledged as collateral for FHLB advances and reverse repurchase agreements. For additional information regarding the Company’s collateralization of borrowed money, see Notes 9 and 10 of the Notes to Consolidated Financial Statement in the Annual Report.

                Securities Purchased Under Agreements to Resell. In September 2005, Meta Payment Systems entered into a contract to assume the processing of a gift card portfolio. As part of the contract, the funds supporting the outstanding balances of the portfolio were invested in securities purchased under an agreement to resell through Bank of America. The agreement matures every seven days and the securities purchased under the agreement are comprised of U. S. Government agency securities.

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

	September 30,

	2005	2004	2003

	(Dollars in Thousands)

Investment Securities:
Trust preferred securities(1)	$25,637	$25,992	$23,323
Municipal bonds	441	482	606
Equity investments	567	514	494
Freddie Mac preferred stock	226	264	226
Fannie Mae common stock	90	127	140
Other	1,013	1053	1,001

Subtotal	27,971	28,432	25,790

FHLB stock	8,161	11,053	10,930

Total investment securities and FHLB stock	$36,132	$39,485	$36,720

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and Federal Funds sold	$8,979	$7,345	$7,667

___________________
(1)
Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company’s total equity. The name and the aggregate market value of securities of each individual issuer are as follows, as of September 30, 2005: Key Corp Capital I, $4.9 million; Bank Boston Capital Trust IV, $4.8 million; BankAmerica Capital III, $4.8 million; PNC Capital Trust, $4.8 million; Huntington Capital Trust II, $4.7 million.

                The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2005

	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Mortgage-Backed Securities

	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Market Value

	(Dollars in Thousands)

Trust preferred securities	$—	$—	$—	$25,637	$26,263	$25,637
Municipal bonds	295	146	—	—	443	441
Other	—	1,013	—	—	999	1,013

Total investment securities	$295	$1,159	$—	$25,637	$27,705	$27,091

Weighted average yield (1)	2.62%	5.41%	—%	4.98%	4.36%	4.34%

_____________
(1) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

                Mortgage-Backed Securities.  The Company’s mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of Ginnie Mae, Fannie Mae and Freddie Mac. The Company historically has held Collateralized Mortgage Obligations (“CMOs”), as well as a limited amount of privately issued mortgage pass-through certificates. The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government. Privately issued mortgage pass-through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer, which the Company monitors on a regular basis.

                CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 2005, the Company held CMOs totaling $7,000, all of which were secured by underlying collateral issued under government-sponsored agency programs or residential real estate mortgage loans. Premiums associated with the purchase of these CMOs are not significant, therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affect the average lives of the CMOs.

                At September 30, 2005, $189.8 million or 93.6% of the Company’s mortgage-backed securities portfolio had fixed rates of interest and $13.1 million or 6.4% of such portfolio had adjustable rates of interest.

                Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2005, $202.0 million or 99.6% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

                The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	September 30,

	2005	2004	2003

	(Dollars in Thousands)
Ginnie Mae	$3	$6,727	$12,548
CMO	7	1,606	3,824
Freddie Mac	125,770	164,003	183,899
Fannie Mae	77,056	121,627	139,848
Privately Issued Mortgage Pass-Through Certificates	85	129	166

Total	$202,921	$294,092	$340,285

                The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2005. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

	September 30, 2005

	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Mortgage-Backed Securities

	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Market Value

	(Dollars in Thousands)
Ginnie Mae	$—	$—	$3	$—	$3	$3
CMO	—	—	—	7	7	7
Freddie Mac	2	85,394	27,910	12,464	128,446	125,770
Fannie Mae	2	62,278	13,518	1,258	79,120	77,056
Privately Issued Mortgage
Pass-Through Certificates(1)	—	—	—	85	76	85

Total investment securities	$4	$147,672	$41,431	$13,814	$207,652	$202,921

Weighted average yield	8.12%	3.63%	4.12%	4.16%	3.79%	3.79%
________________
(1) This security is rated Aaa by a nationally recognized rating agency.

                At September 30, 2005, the contractual maturity of 6.7% of all of the Company’s mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

                Deposits.   The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of passbook savings accounts, money market savings accounts, NOW and regular checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 months. The Company only solicits deposits from its primary market area and does not currently use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits. The Company has no “brokered deposits.”

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

                The following table sets forth the savings flows at the Company during the periods indicated.

	September 30,

	2005	2004	2003

	(Dollars in Thousands)
Opening balance	$461,581	$435,553	$355,780
Deposits	3,255,395	2,065,429	1,528,054
Withdrawals	(3,185,648)	(2,031,449)	(1,457,277)
Sale of deposit	—	(16,103)	—
Interest credited	9,442	8,151	8,996

Ending balance	$540,770	$461,581	$435,553

Net increase	$79,189	$26,028	$79,773

Percent increase	17.16%	5.98%	22.42%

                The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,

	2005		2004		2003

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Transactions and Savings Deposits:

Noninterest bearing Demand	$102,164	18.89%	$19,537	4.23%	$17,458	4.01%
Passbook Savings Accounts	62,371	11.54	45,666	9.89	21,323	4.89
NOW Accounts	33,481	6.19	27,657	5.99	24,603	5.65
Money Market Accounts	74,632	13.80	103,966	22.53	73,572	16.89

Total Non-Certificate	272,648	50.42	196,826	42.64	136,956	31.44

Certificates:

Variable.	2,216	0.41	2,053	0.44	2,210	0.51
0.00 – 1.99%	18,791	3.47	89,602	19.41	110,833	25.45
2.00 – 3.99%	190,189	35.17	129,447	28.05	130,236	29.90
4.00 – 5.99%	52,347	9.68	32,225	6.98	38,633	8.87
6.00 – 7.99%	4,579	0.85	11,428	2.48	16,685	3.83

Total Certificates	268,122	49.58	264,755	57.36	298,597	68.56

Total Deposits	$540,770	100.00%	$461,581	100.00%	$435,553	100.00%

                The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2005.

	Variable	0.00 – 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total

	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

December 31, 2005	$407	$8,891	$55,595	$384	$4,.058	$69,335	25.9%
March 31, 2006	241	3,523	28,174	579	323	32,840	12.2
June 30, 2006	248	3,964	33,776	4,889	198	43,075	16.1
September 30, 2006	384	1,488	19,696	3,486	—	25,054	9.3
December 31, 2006	656	727	5,672	3,565	—	10,620	4.0
March 31, 2007	280	45	17,210	7,457	—	24,992	9.3
June 30, 2007	—	134	6,887	7,870	—	14,891	5.6
September 30, 2007	—	1	4,040	5,673	—	9,714	3.6
December 31, 2007	—	18	2,060	3,148	—	5,226	1.9
March 31, 2008	—	—	2,054	603	—	2,657	1.0
June 30, 2008	—	—	3,048	79	—	3,127	1.2
September 30, 2008	—	—	6,671	1,461	—	8,132	3.0
Thereafter	—	—	5,306	13,153	—	18,459	6.9

Total	$2,216	$18,791	$190,189	$52,347	$4,579	$268,122	100.00%

Percent of total	0.83%	7.01%	70.93%	19.52%	1.71%	100.00%

                The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2005.

	Maturity

	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total

	(In Thousands)

Certificates of deposit less than $100,000	$22,823	$3,717	$34,805	$78,602	$139,947

Certificates of deposit of $100,000 or more	46,512	29,123	33,324	19,216	128,175

Total certificates of deposit(1)	$69,335	$32,840	$68,129	$97,818	$268,122

______________________
(1) Includes deposits from governmental and other public entities totaling $80.1 million.

                Borrowings.   Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

                The Company’s borrowings historically have consisted primarily of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2005, the Company had $159.7 million of advances from the FHLB of Des Moines and the ability to borrow up to an approximate additional $44.3 million. At September 30, 2005, advances totaling $42.1 million had terms to maturity of one year or less. The remaining $117.6 million had maturities ranging up to 15 years.

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

                From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 2005, the Company had $507,000 of retail repurchase agreements outstanding.

                Historically, the Company has entered into reverse repurchase agreements through nationally recognized broker-dealer firms. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities. The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into. At September 30, 2005, the Company had $20.0 million of reverse repurchase agreements outstanding.

                The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements and Preferred Securities of Subsidiary Trust for the periods indicated.

	September 30,

	2005	2004	2003

	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$229,300	$226,250	$226,165
Retail and reverse repurchase agreements.	33,077	58,500	110,488
Subordinated debentures	10,310	10,310	—
Preferred securities of subsidiary trust.	—	—	10,000

Average Balance:
FHLB advances	$209,618	$203,135	$176,961
Retail and reverse repurchase agreements	28,067	38,977	78,209
Subordinated debentures	10,310	10,310	—
Preferred securities of subsidiary trust	—	—	10,000

                The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	September 30,

	2005	2004	2003

	(Dollars in Thousands)
FHLB advances	$159,705	$226,250	$223,784
Retail and reverse repurchase agreements	20,507	32,549	57,702
Subordinated debentures	10,310	10,310	—
Preferred securities of subsidiary trust	—	—	10,000

Total borrowings	$190,522	$269,109	$291,486

Weighted average interest rate of FHLB advances	4.56%	3.62%	3.40%

Weighted average interest rate of retail and reverse repurchase agreements	2.89%	2.49%	1.16%

Weighted average interest rate of subordinated debentures and preferred securities of subsidiary trust	7.67%	5.74%	4.90%

Subsidiary Activities

                The subsidiaries of the Company are MetaBank, MetaBank West Central, Meta Trust Company and First Midwest Financial Capital Trust I. MetaBank has one service subsidiary, First Services Financial Limited (“First Services”). At September 30, 2005, the net book value of MetaBank’s investment in First Services was approximately $84,000. MetaBank West Central does not have any subsidiaries. MetaBank organized First Services, its sole service corporation, in 1983. First Services has no active operations now that the Banks have affiliated with Bill Markve and Associates to provide insurance, mutual funds, annuities, bonds and other investments.

Meta Payment Systems Division

                Meta Financial, through its subsidiary MetaBank, operating under the divisional name of Meta Payment Systems, has begun offering a stored value and debit card program. The program targets banks, card processors and third party marketers to distribute the cards. Stored value products are segregated into three categories: reloadable cards for applications such as payroll and personal use; non-reloadable cards for one-time uses such as gifts or promotions; and, benefit cards for applications such as transportation and flexible-spending accounts. Stored value card programs are subject to certain fraud risks, including but not limited to, collusion between bank and merchant employees, and merchant employees and cardholders, counterfeiting, improper authorization, and system failure. Taking on prepaid funds from customers also subjects the Company to somewhat increased liquidity and interest rate risk.

                While no guarantees can be made that the Company will not experience losses in its stored value card business, the Company believes that it has adopted policies and procedures to manage and monitor these risks. The executives who were engaged to manage the Company’s stored value card program have years of experience in this line of business.

                In commencing a stored value program, the bank also assumes compliance-related risks. See “Item 1A. Risk Factors.” The program must be adapted to changing regulatory requirements. For example, the Federal Deposit Insurance Corporation (“FDIC”) has proposed to treat funds in prepaid programs as deposits if the bank holding the funds keeps records on the amounts owed to each cardholder. In the event of a bank failure, each cardholder’s funds would be insured by the FDIC up to $100,000. If the proposal is adopted, treatment of prepaid funds as deposits will increase the bank’s obligations for deposit insurance and reserve requirements.

                Due to accounting requirements, the activities of Meta Payment Systems division were segmented for financial reporting purposes as of the quarter ended June 30, 2005.

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

                Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Exchange Act. Recently, on December 14, 2005, the SEC Advisory Committee on Smaller Public Companies presented its recommendations to the SEC. Among other things, the Committee recommended that two categories of smaller public companies be established: smaller public companies having a market capitalization of less than approximately $750 million, and MicroCap companies having a market capitalization of less than approximately $125 million. While the recommendations have yet to be considered by the SEC, if adopted, it is believed that the Company, which initially would qualify as a “MicroCap” entity, would save a considerable amount of time and money over current projections by being exempt from, or subject to lesser compliance duties under, various provisions of the SOA. No prediction can be made as to whether, or when, the SEC will adopt the Committee’s recommendations.

     Pending Deposit Reform Legislation .  Both houses of Congress are in the final stages of considering legislation (the “Legislation”) that would reform the deposit insurance system administered by the FDIC. Under the Legislation in its present form, the BIF and the SAIF would be merged, the $100,000 depositor insurance limitation would be indexed to inflation, would be increased to $250,000 for retirement accounts, and would be subject to increase every five years. In addition, the Legislation would credit some institutions with a one-time cash payment to compensate those institutions that shouldered a heavier premium burden in past years and would be based on the combined SAIF-BIF assessment base that existed at the close of 1996. The currently existing trigger for increases of deposit insurance premiums would be eliminated, and in its place the FDIC would be able to set the fund’s reserve ratio in a range between 1.15 and 1.50 percent of insured deposits. The Legislation also would create a system of dividends and credits tied to the health of the fund. No prediction can be made as to whether, or when, the Legislation will pass, or the ultimate effect of the Legislation on the Company.

General.   Bank holding companies, such as Meta Financial, are subject to comprehensive regulation by the FRB under the BHCA and the regulations of the FRB. As a bank holding company, Meta Financial is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

                Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

                Under the Bank Holding Company Act of 1956, as amended (the “BHCA”), a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

                The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution (such as MetaBank), mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; real estate and personal property appraising; and, subject to certain limitations, providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB. Such activities may also be affected by federal legislation.

                Meta Financial currently has four wholly-owned subsidiaries, MetaBank, a federally-chartered thrift institution, MetaBank West Central, an Iowa-chartered commercial bank, First Midwest Financial Capital Trust I, a statutory business trust organized under the Delaware Business Trust Act and Meta Trust Company, a South Dakota corporation that provides trust services. MetaBank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. MetaBank is a member of the FHLB System and is subject to certain limited regulation by the FRB. Such regulation and supervision governs the activities in which an institution can engage and the manner in which such activities are conducted, and is intended primarily for the protection of the insurance fund and depositors. MetaBank West Central is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the “Superintendent”) and the FRB, which are its state and primary federal regulators, respectively. It is also subject to regulation by the FDIC, which insures its deposits up to applicable limits. As with MetaBank, such regulation and supervision governs the activities in which MetaBank West Central can engage and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

                Meta Financial is regulated as a bank holding company by the FRB. Bank holding companies are subject to comprehensive regulation and supervision by the FRB under the BHCA and the regulations of the FRB. As a bank holding company, Meta Financial must file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. Meta Financial is subject to the activity limitations imposed under the BHCA and in general may engage in only those activities that the FRB has determined to be closely related to banking.

                Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in the nature of such regulation and oversight, whether by the OTS, the FDIC, the FRB or legislatively by Congress, could have a material impact on Meta Financial, MetaBank or MetaBank West Central and their respective operations.

                Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

                Federal Regulation of Financial Institutions.  The OTS has extensive supervisory and regulatory authority over the operations of savings associations. As part of this authority, MetaBank is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of Meta Financial was as of June 30, 2005. MetaBank West Central is subject to similar regulation and oversight by the Superintendent and the FRB and was last examined as of June 30, 2005.

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

                In addition, the investment, lending and branching authority of MetaBank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. MetaBank West Central is subject to such restrictions under state law as administered by the Superintendent. Federal savings associations are generally authorized to branch nationwide, whereas Iowa chartered banks, such as MetaBank West Central, are generally limited to establishing branches within the State of Iowa.

                Both MetaBank’s and MetaBank West Central’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). MetaBank West Central is subject to similar restrictions. At September 30, 2005, MetaBank’s and MetaBank West Central’s lending limit under these restrictions was $7.9 million and $908,000, respectively. MetaBank and MetaBank West Central are in compliance with their lending limits.

                Insurance of Accounts and Regulation by the FDIC.  MetaBank is a member of the Savings Association Insurance Fund (the “SAIF”) and MetaBank West Central is a member of the Bank Insurance Fund (the “BIF”), each of which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against any FDIC insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

                The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% per $100 of assessable deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 2005, both MetaBank and MetaBank West Central met the capital requirements of a “well capitalized” institution and were not subject to any assessment. See Note 14 of Notes to Consolidated Financial Statements in the Annual Report.

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

                Regulatory Capital Requirements.  Federally insured financial institutions, such as MetaBank and MetaBank West Central, are required to maintain a minimum level of regulatory capital. These capital requirements mandate that an institution maintain at least the following ratios: (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk-weighted assets ratio of 4% and (3) a risk-based capital to risk-weighted assets ratio of 8%. Capital requirements in excess of these standards may be imposed on individual institutions on a case-by-case basis. As of September 30, 2005, both Banks were in compliance with all capital standards applicable to them and were designated a “well-capitalized” under federal guidelines. See Note 14 of Notes to Consolidated Financial Statements in the Annual Report.

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

                Though not expected, the imposition of any of these measures on the Banks may have a substantial adverse effect on them and on the Company’s operations and profitability. Meta Financial shareholders do not have preemptive rights, and therefore, if Meta Financial is directed by the OTS, the FRB or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in shareholders percentage of ownership of Meta Financial.

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

                Savings institutions such as MetaBank may make a capital distribution without the approval of the OTS, provided they notify the OTS 30-days before they declare the capital distribution and they meet the following requirements: (i) have a regulatory rating in one of the two top examination categories, (ii) are not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed their net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If a savings institution does not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

                MetaBank West Central may pay dividends, in cash or property, only out of its undivided profits. In addition, FRB regulations prohibit the payment of dividends by a state member bank if losses have at any time been sustained by such bank that equal or exceed its undivided profits then on hand, unless (i) the prior approval of the FRB has been obtained and (ii) at least two-thirds of the shares of each class of stock outstanding have approved the dividend payment. FRB regulations also prohibit the payment of any dividend by a state member bank without the prior approval of the FRB if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the previous two calendar years (minus any required transfers to a surplus or to a fund for the retirement of any preferred stock).

                Qualified Thrift Lender Test.  All savings associations, including MetaBank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related loans and investments. At September 30, 2005, MetaBank met the test and has always met the test since its effectiveness.

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

                Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS and the FRB, in connection with the examination of MetaBank and MetaBank West Central, respectively, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of such an application. MetaBank and MetaBank West Central were examined for CRA compliance in 2004.

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

                Holding Company Capital Requirements.  The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for federal thrift institutions and commercial banks such as MetaBank and MetaBank West Central. Meta Financial is in compliance with these requirements.

                Transactions with Affiliates.  The Banks must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates. Generally, transactions between an institution or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institutions’ capital. Affiliates of the Banks include the Corporation and any company that is under common control with the Banks. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

                Federal Home Loan Bank System. MetaBank and MetaBank West Central are both members of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances must be used for residential home financing.

                As members of the FHLB System, MetaBank and MetaBank West Central are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2005, the Banks had in the aggregate $8.2 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 2005, dividends paid by the FHLB of Des Moines to MetaBank and MetaBank West Central totaled $299,000. Over the past five calendar years such dividends have averaged 3.9% and were 2.8% for the first three quarters of the calendar year 2005.

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

                 Federal Securities Law. The common stock of Meta Financial is registered with the SEC under the Exchange Act, as amended. Meta Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

                Meta Financial’s stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. If Meta Financial meets specified current public information requirements, each affiliate of the Company, subject to certain requirements, will be able to sell, in the public market, without registration, a limited number of shares in any three-month period.

Federal and State Taxation

                Federal Taxation.   Meta Financial and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. In addition to the regular income tax, corporations, including savings banks such as MetaBank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

                To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2005, MetaBank’s Excess for tax purposes totaled approximately $6.7 million.

                Meta Financial and its consolidated subsidiaries have not been audited by the IRS within the past ten years. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, Meta Financial) would not result in a deficiency which could have a material adverse effect on the financial condition of Meta Financial and its subsidiaries.

                Iowa Taxation.   MetaBank and MetaBank West Central file Iowa franchise tax returns. Meta Financial and MetaBank’s Iowa subsidiary file a consolidated Iowa corporation tax return on a fiscal year-end basis.

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

                South Dakota Taxation.  MetaBank and Meta Trust Company file a consolidated South Dakota franchise tax return due to their operations in Sioux Falls and Brookings. The South Dakota franchise tax is imposed on depository institutions and trust companies. Meta Financial, MetaBank West Central and MetaBank’s subsidiaries are therefore not subject to the South Dakota franchise tax.

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

                Delaware Taxation.   As a Delaware holding company, Meta Financial is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware.  Meta Financial is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

                The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, savings banks, credit unions, captive finance companies, insurance companies, and mortgage bankers making loans secured by real estate located in the Company’s market area. Commercial banks and credit unions provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

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

                The Company serves Adair, Buena Vista, Dallas, Guthrie, Pocahontas, Polk and Sac counties in Iowa and Brookings, Lincoln and Minnehaha counties in South Dakota. There are twenty-three commercial banks, one savings bank, other than MetaBank, and two credit unions which compete for deposits and loans in MetaBank’s primary market area in northwest Iowa and ten commercial banks, one savings bank, other than MetaBank, and two credit unions which compete for deposits and loans in MetaBank’s market area in Brookings, South Dakota. In addition, there are twelve commercial banks in MetaBank West Central’s primary market area in west central Iowa. The Banks compete for deposits and loans with numerous financial institutions located throughout the metropolitan market areas of Des Moines, Iowa and Sioux Falls, South Dakota.

Employees

                At September 30, 2005, the Company and its subsidiaries had a total of 220 employees, including 21 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

                On June 27, 2005, Mr. Troy Moore III was named Executive Vice President and Chief Operating Officer of the Company and MetaBank. Additionally, Mr. Moore became a member of the Executive Committees of both the Company and MetaBank. Previously, Mr. Moore, age 37, had been the president of the Central Iowa Market of MetaBank, a position he had held since 1998. He joined MetaBank in 1997 as a Vice President in the Central Iowa Market. Mr. Moore received a Bachelor of Business Administration degree from Iowa State University, Ames, Iowa.

                Mr. Ronald J. Walters, age 56, joined Meta Financial as Senior Vice President in December 2003, and assumed the position of Chief Financial Officer on January 9, 2004. Prior to joining the Company, Mr. Walters served as Vice President, Treasurer and Chief Financial Officer of Kankakee Bancorp, Inc. of Kankakee, Illinois, (now known as Centrue Financial Corporation), having worked for the company since 1984.  Mr. Walters received a Bachelor of Science degree from the University of Illinois, Chicago, Illinois. Mr. Walters is a certified public accountant.

Item 1A. Risk Factors

                The Company’s business could be harmed by any of the risks noted below. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the other information contained in this annual report on Form 10-K, including the Company’s financial statements and related notes.

Risks Related to the Banking Industry

Changes in economic and political conditions could adversely affect the Company’s earnings, as the Company’s borrowers’ ability to repay loans and the value of the collateral securing the Company’s loans decline.

                The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels and loan demand and, therefore, the Company’s earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. In addition, substantially all of the Company’s loans are to individuals and businesses in the Company’s market area. Consequently, any economic decline in the Company’s market area could have an adverse impact on the Company’s earnings.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

                The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which may result in a decrease of the Company’s net interest income. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” at pages 8 and 9. If rates fall, on a long-term basis this could be deleterious to the net interest income of MetaBank’s Meta Payment Systems Division.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect the Company’s results of operations.

                MetaBank and MetaBank West Central (collectively, the “Banks”) and the Company operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), the State of Iowa, the Federal Deposit Insurance Corporation (“FDIC”), and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). See “Business – Regulation” herein. Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business. Such regulation and supervision govern the activities in which an institution may engage, including the activities of MetaBank’s relatively new Meta Payment Systems Division, and are intended primarily for the protection of the Banks and their depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing savings banks, could have a material impact on the bank and the Company’s operations.

Changes in technology could be costly.

                The banking industry is undergoing technological innovation at a fast pace. To keep up with its competition, the Company needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis. This is especially true with respect to MetaBank’s Meta Payment Systems Division. The cost of such technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company.

Risks Related to the Company’s Business

We operate in an extremely competitive market, and the Company’s business will suffer if we are unable to compete effectively.

                In the Company’s market area, the Banks encounter significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries. Many of the Banks’ competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. The Company’s profitability depends upon the Company’s continued ability to compete successfully in the Company’s market area.

The loss of key members of the Company’s senior management team could adversely affect the Company’s business.

                We believe that the Company’s success depends largely on the efforts and abilities of the Company’s senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of the Company’s key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company’s business.

The Company’s loan portfolio includes loans with a higher risk of loss.

                The Banks originate commercial mortgage loans, commercial loans, consumer loans, agricultural mortgage loans, agricultural loans and residential mortgage loans primarily within the Company’s market areas. Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business

•	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

•	Agricultural Loans. Repayment is dependent upon the successful operation of the business, which are greatly dependent on many things outside the control of either the Banks or the borrowers. These factor include weather, commodity prices, and interest rates among others.

If the Company’s actual loan losses exceed the Company’s allowance for loan losses, the Company’s net income will decrease.

                The Company makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company’s loans. Despite the Company’s underwriting and monitoring practices, the Company’s loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on the Company’s operating results. Because we must use assumptions regarding individual loans and the economy, the Company’s current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. We may need to significantly increase the Company’s provision for losses on loans if one or more of the Company’s larger loans or credit relationships becomes delinquent or if we continue to expand the Company’s commercial real estate and commercial lending. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require us to increase the Company’s provision for loan losses or recognize loan charge-offs. Material additions to the Company’s allowance would materially decrease the Company’s net income. We cannot assure you that the Company’s monitoring procedures and policies will reduce certain lending risks or that the Company’s allowance for loan losses will be adequate to cover actual losses.

If we foreclose on collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.

                We may have to foreclose on collateral property to protect the Company’s investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of the Company’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (x) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect the Company’s investment, or we may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect the Company’s ability to generate revenues, resulting in reduced levels of profitability.

Environmental liability associated with commercial lending could have a material adverse effect on the Company’s business, financial condition and results of operations.

                In the course of the Company’s business, we may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, we could be required to remove the substances from and remediate the properties at the Company’s cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company’s business, financial condition and operating results.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report the Company’s financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, the trading price of the Company’s stock and the Company’s ability to attract additional deposits.

                Unless it further delays or curtails its proposed rule, beginning with the Company’s annual report for the fiscal year ending September 30, 2007, we will have to include in the Company’s annual reports filed with the Securities and Exchange Commission (the “Commission”) a report of the Company’s management regarding internal control over financial reporting. As a result, and although it is unclear whether, or to what extent, smaller companies will be exempted from its requirements, we recently have begun to document and evaluate the Company’s internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and Commission rules and regulations, which require an annual management report on the Company’s internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by the Company’s independent auditors addressing these assessments. Accordingly, management has retained outside consultants to assist us in (i) assessing and documenting the adequacy of the Company’s internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of the Company’s internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock and the Company’s ability to attract additional deposits.

A breach of information security or compliance breach by one of our agents or vendors could negatively affect the Company’s reputation and business.

                The Banks, including the Meta Payment Systems Division of MetaBank, depend on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. We cannot be certain all of the Company’s systems are entirely free from vulnerability to attack, despite safeguards we have installed. Additionally, we rely on and do business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data and communications needs. If information security is breached, or one of our agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the Company’s amount of insurance coverage, if any, which would adversely affect the Company’s business.

The price of the Company’s common stock may be volatile, which may result in losses for investors.

                The market price for shares of the Company’s common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

• announcements of developments related to the Company’s business,

• fluctuations in the Company’s results of operations,

• sales of substantial amounts of the Company’s securities into the marketplace,

• general conditions in the Company’s banking niche or the worldwide economy,

• a shortfall in revenues or earnings compared to securities analysts’ expectations,

• lack of an active trading market for the common stock,

• changes in analysts’ recommendations or projections, and

• the Company’s announcement of new acquisitions or other projects.

                The market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Risks Related to the Company’s Stock

The Company’s common stock is thinly traded, and thus your ability to sell shares or purchase additional shares of the Company’s common stock will be limited, and the market price at any time may not reflect true value.

                Your ability to sell shares of the Company’s common stock or purchase additional shares largely depends upon the existence of an active market for the common stock. The Company’s common stock is quoted on NASDAQ Stock Market, but the volume of trades on any given day is light, and you may be unable to find a buyer for shares you wish to sell or a seller of additional shares you wish to purchase. In addition, a fair valuation of the purchase or sales price of a share of common stock also depends upon active trading, and thus the price you receive for a thinly traded stock, such as the Company’s common stock, may not reflect its true value.

Future sales or additional issuances of the Company’s capital stock may depress prices of shares of the Company’s common stock or otherwise dilute the book value of shares then outstanding.

                Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock. As of September 30, 2005, we were authorized to issue up to 5,200,000 shares of common stock, of which 2,503,655 shares were outstanding, and 403,190 shares were reserved for issuance pursuant to options granted under the Company’s stock option plans. We also were authorized to issue up to 800,000 shares of preferred stock, none of which is outstanding or reserved for issuance. Accordingly, and although we have no plans to do so, without further stockholder approval, we may issue up to 2,242,001 additional shares of common stock and up to 800,000 shares of preferred stock, which obviously may affect the market price for shares of the Company’s common stock.

Federal regulations may inhibit a takeover, prevent a transaction you may favor or limit the Company’s growth opportunities, which could cause the market price of the Company’s common stock to decline.

                Certain provisions of the Company’s charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company’s company. In addition, we must obtain approval from regulatory authorities before acquiring control of any other company.

We may not be able to pay dividends in the future in accordance with past practice.

                We pay a quarterly dividend to stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Item 1B.	Unresolved Staff Comments

                Not Applicable.

Item 2.	Properties

                The Company conducts its business at its main office and branch office in Storm Lake, Iowa, and five other locations in its primary market area in Northwest Iowa. The Company also operates one office in Brookings, South Dakota, through the Company’s Brookings market of the Bank; four offices in Des Moines, Iowa, through the Company’s Central Iowa market of the Bank; four offices in Sioux Falls, South Dakota, through the Company’s Sioux Empire market of the Bank; and three offices in West Central Iowa through the Company’s MetaBank West Central State Bank subsidiary.

                The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on Westown Parkway, West Des Moines, Iowa, on North Minnesota Avenue, Sioux Falls, South Dakota, on South Western Avenue, Sioux Falls, South Dakota and on West 12th Street, Sioux Falls, South Dakota. In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, the land on which the buildings were constructed is leased. The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2005 was $15.1 million. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

                The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Banks, but the Company will continue to add additional branches in the future. The Company plans to add a fifth Des Moines, Iowa area branch in West Des Moines, near the Jordan Creek shopping center in 2006.

                The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 2005 was approximately $772,000.

Item 3.	Legal Proceedings

                On June 11, 2004, the Sioux Falls School District filed suit in the Second Judicial Circuit Court, alleging that MetaBank, a wholly-owned subsidiary of the Company, improperly allowed funds, which belonged to the school district, to be deposited into, and subsequently withdrawn from, a corporate account established by an employee of the school district. The school district is seeking in excess of $600,000. MetaBank has submitted the claim to its insurance carrier, and is working with counsel to vigorously contest the suit.

                There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

                With respect to the first matter described under “Corporate Development in Fiscal 2005” in the Company’s Management’s Discussion and Analysis, each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any give time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. While no litigation has been filed by any of the participant banks against MetaBank, several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of November 2005, MetaBank calculated that it would cost approximately $1,676,000 to adjust these participations as the participants would have them adjusted. MetaBank denies any obligation to make the requested adjustments on these or related claims.

Item 4.	Submission of Matters to a Vote of Security Holders

                No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

                Page 36 of the attached 2005 Annual Report to Shareholders is herein incorporated by reference.

                The following table provides information about purchases by the Company during the quarter ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c) Total Number of Shares (or Units) Purchased as Part of Publicity Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2005 through July 31, 2005	—	—	—	100,000

August 1, 2005 through August 31, 2005	—	—	—	100,000

September 1, 2005 through September 30, 2005	—	—	—	100,000

Total	—	—	—	100,000

_________________
(1) The currently authorized repurchase program will expire on April 30, 2006.

Item 6.	Selected Financial Data

                Page 2 of the attached 2005 Annual Report to Shareholders is herein incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Pages 3 through 11 of the attached 2005 Annual Report to Shareholders are herein incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

                Pages 8 through 9 of the attached 2005 Annual Report to Shareholders are herein incorporated by reference.

Item 8.	Consolidated Financial Statements and Supplementary Data

                Pages 12 through 34 of the attached 2005 Annual Report to Shareholders are herein incorporated by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                Not applicable.

Item 9A.	Controls and Procedures

                Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act as of the end of the period covered by the report.

                Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, after two one-year delays in effectiveness and subject to the SEC’s consideration of the recommendations by the Advisory Committee on Smaller Public Companies, our independent accountants must report on management’s evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Item 9B.	Other Information

                None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

                Information concerning directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2006 filed on December 16, 2005.

Executive Officers

                Information concerning the executive officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2006, filed on December 16, 2005 and from the information set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I of this Form 10-K.

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

                To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Audit Committee Financial Expert

                Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2005 and the first quarter of fiscal 2006, is presented under the headings “Meetings and Commitees”, Audit Committee matters” and under “Election of Directors” which contains Ms. Partlow’s biography, in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on January 23, 2006, which was filed with the SEC on December 16, 2005, and is incorporated herein by reference.

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

                Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2006, filed on December 16, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                (a)       Security Ownership of Certain Beneficial Owners

                The information required by this item under the sections captioned “Voting Rights; Vote Required”, “Voting of Proxies; Revocability of Proxies: Proxy Solicitation Costs” and Stock Ownership” on pages 1 through 5 of the Proxy Statement filed with the SEC on December 16, 2005 is incorporated herein by reference.

                (b)       Security Ownership of Management

                The information required by this item under the section captioned “Stock Ownership” on pages 3 through 5 of the Proxy Statement filed with the SEC on December 16, 2005 is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in (a))

Equity compensation plans approved by shareholders	311,328	$18.11	91,862

Equity Compensation plans not approved by shareholders	—	—	—

Item 13.	Certain Relationships and Related Transactions

                Information concerning certain relationships and transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2006, filed on December 16, 2005.

Item 14.	Principal Accountant Fees and Services

                Audit Fees

                Fees paid to McGladrey & Pullen, LLP and its associated entity, RSM McGladrey, Inc., for each of the last two fiscal years are set forth below.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2005	$121,000	$20,000	$17,000	$—
2004	$83,000	$7,000	$13,000	$—

                Audit fees consist of fees for audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

                Audit related fees consist of fees for audits of financial statements of the employee benefit plan maintained by the Company.

                Tax fees consist of fees for tax consultation and tax compliance services for the Company and the employee benefit plan maintained by the Company.

                The Company’s Audit Committee has considered and concluded that the provision of all non-auditing services (and the aggregate fees billed for such services) in the fiscal year ended September 30, 2005 by McGladrey & Pullen, LLP, the principal independent public accountants, is compatible with maintaining the principal auditors’ independence.

                Pre-Approval Policy. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. The non-audit services include audit-related services and tax services. The Audit Committee’s policy is to pre-approve all services and fees for up to one year, which approval includes the appropriate detail with regard to each particular service and its related fees. In addition, the Audit Committee can be convened on a case-by-case basis to approve any services not anticipated or services whose costs exceed the pre-approved amounts.

                During the fiscal year ended September 30, 2005, 100% of all audit and permissible non-audit services were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                The following is a list of documents filed as part of this report:

(a) Financial Statements:

The following financial statements are incorporated by reference under Part II, Item 8 of this Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of September 30, 2005 and 2004.

3.	Consolidated Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003.

5.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003.

6.	Notes to Consolidated Financial Statements.

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

META FINANCIAL GROUP, INC.

Date: December 23, 2005	By:	/s/ J. Tyler Haahr
————————————————
J. Tyler Haahr
(Duly Authorized Representative)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date: December 23, 2005
————————————————
J. Tyler Haahr, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James S. Haahr	Date: December 23, 2005
————————————————
James S. Haahr, Chairman of the Board

By:	/s/ E. Wayne Cooley	Date: December 23, 2005
————————————————
E. Wayne Cooley, Director

By:	/s/ E. Thurman Gaskill	Date: December 23, 2005
————————————————
E. Thurman Gaskill, Director

By:	/s/ Brad Hanson	Date: December 23, 2005
————————————————
Bradley C. Hanson, Director

By:	/s/ G. Mark Mickelson	Date: December 23, 2005
————————————————
G. Mark Mickelson, Director

By:	/s/ Rodney G. Muilenburg	Date: December 23, 2005
————————————————
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date: December 23, 2005
————————————————
Jeanne Partlow, Director

By:	/s/ Ronald J. Walters	Date: December 23, 2005
————————————————
Ronald J. Walters, Senior Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)	Registrant’s Articles of Incorporation as currently in effect, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), are incorporated herein by reference.

3(ii)	Registrant’s Bylaws, as amended and restated, filed as Exhibit 3(ii) to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0-22140), is incorporated herein by reference.

4	Registrant’s Specimen Stock Certificate, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

10.1	Registrant’s 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to Registrant’s Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 0-22140), is incorporated herein by reference.

10.2	Registrant’s 1993 Stock Option and Incentive Plan, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

10.3	Registrant’s Recognition and Retention Plan, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

10.4	Employment agreement between MetaBank and J. Tyler Haahr, filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1997 (Commission File No. 0-22140), is incorporated herein by reference.

10.5	Registrant’s Supplemental Employees’ Investment Plan, filed as an exhibit to Registrant’s Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-22140), is incorporated herein by reference.

10.6	Employment agreements between MetaBank and James S. Haahr, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

10.7	Registrant’s Executive Officer Compensation Program, filed as Exhibit 10.6 to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0-22140), is incorporated herein by reference.

10.8	Registrant’s Executive Officer Incentive Stock Option Plan for Mergers and Acquisitions, filed as Exhibit 10.7 to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 0-22140), is incorporated herein by reference.

10.9	Registrant’s 2002 Omnibus Incentive Plan, filed as Exhibit 10.9 to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2003 (Commission File No. 0-22140), is incorporated herein by reference.

10.10	Employment agreement between MetaBank and Bradley C. Hanson, is filed herewith.

10.11	Employment agreement between MetaBank and Troy Moore III, is filed herewith.

11	Statement re: computation of per share earnings (included under Note 2 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders’ attached hereto as Exhibit 13).

13	Annual Report to Shareholders.

21	Subsidiaries of the Registrant.

23	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.