Form 10-Q
period 2005-12-31
META FINANCIAL GROUP INC
filed 2006-02-14
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 14, 2006:
Common Stock, $.01 par value	2,512,655 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Financial Condition (Unaudited)

ASSETS	December 31, 2005	September 30, 2005

Cash and due from banks	$8,741,087	$5,390,455
Interest-bearing deposits in other financial institutions -
short-term (cost approximates market value)	16,024,419	8,979,299
Total cash and cash equivalents	24,765,506	14,369,754
Securities purchased under agreements to resell	42,395,050	37,513,348
Securities available for sale	215,867,268	230,892,565
Loans receivable - net of allowance for loan losses of
of $7,256,613 at December 31, 2005 and $7,222,404
at September 30, 2005	420,755,867	440,190,245
Loans held for sale	303,063	306,000
Federal Home Loan Bank stock, at cost	7,090,800	8,161,000
Accrued interest receivable	4,075,155	4,240,694
Premises and equipment, net	15,624,051	15,126,069
Foreclosed real estate and repossessed assets	2,595,850	4,706,414
Bank owned life insurance	12,478,497	12,332,337
Goodwill	3,403,019	3,403,019
Other assets	5,929,289	5,107,497

Total assets	$755,283,415	$776,348,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing demand deposits	$134,501,379	$102,164,156
Savings, NOW and money market demand deposits	174,853,175	170,484,053
Time certificates of deposit	241,143,940	268,122,096
Total deposits	550,498,494	540,770,305
Advances from Federal Home Loan Bank	134,755,000	159,705,000
Securities sold under agreements to repurchase	15,216,778	20,507,051
Subordinated Debentures	10,310,000	10,310,000
Advances from borrowers for taxes and insurance	278,360	271,273
Accrued interest payable	708,348	941,935
Accrued expenses and other liabilities	1,342,852	884,688
Total liabilities	713,109,832	733,390,252

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares
issued or outstanding	-	-
Common stock, $.01 par value; 5,200,000 shares authorized,
2,957,999 shares issued, 2,503,655 shares outstanding	29,580	29,580
Additional paid-in capital	20,636,428	20,646,513
Retained earnings - substantially restricted	34,747,203	34,557,258
Accumulated other comprehensive (loss)	(4,259,736)	(3,180,607)
Unearned Employee Stock Ownership Plan shares	(710,895)	(825,057)
Treasury stock, 445,344 common shares, at cost	(8,268,997)	(8,268,997)
Total shareholders’ equity	42,173,583	42,958,690

Total liabilities and shareholders’ equity	$755,283,415	$776,348,942

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	December 31,

	2005	2004

Interest and dividend income:
Loans receivable, including fees	$7,586,572	$6,760,835
Securities available for sale	2,521,337	2,941,112
Dividends on Federal Home Loan Bank stock	68,964	82,744
	10,176,873	9,784,691
Interest Expense:
Deposits	3,346,728	2,685,172
FHLB advances and other borrowings	2,109,892	2,412,502
	5,456,620	5,097,674

Net interest income	4,720,253	4,687,017

Provision for loan losses	40,500	177,000

Net interest income after provision for loan losses	4,679,753	4,510,017

Non-interest income:
Deposit service charges and other fees	343,767	329,034
Gain on sales of loans, net	54,978	35,742
Bank owned life insurance	163,642	126,645
Gain on sales of foreclosed real estate, net	2,735	-
Card fees	1,218,131	28,442
Other income	62,340	91,721
Total non-interest income	1,845,593	611,584

Non-interest expense:
Employee compensation and benefits	3,267,910	2,910,389
Occupancy and equipment expense	839,395	731,610
Deposit insurance premium	15,634	19,621
Data processing expense	193,345	183,676
Legal expense	590,933	60,887
Other expense	883,350	579,580
Total non-interest expense	5,790,567	4,485,763

Net income before income tax expense	734,779	635,838

Income tax expense	219,359	193,896

Net income	$515,420	$441,942

Earnings per common share:
Basic	$0.21	$0.18
Diluted	0.21	0.18

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive (Loss) (Unaudited)

	Three Months Ended
	December 31,

	2005	2004

Net income	$515,420	$441,942

Other comprehensive (loss):
Change in net unrealized losses on
securities available for sale	(1,718,625)	(1,174,667)
Deferred income tax benefit	(639,496)	(437,094)

Total other comprehensive (loss)	(1,079,129)	(737,573)

Total comprehensive (loss)	($563,709)	($295,631)

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended December 31, 2005

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2005	$29,580	$20,646,513	$34,557,258	$(3,180,607)	$(825,057)	$(8,268,997)	$42,958,690

Cash dividends declared on common
stock ($.13 per share)	-	-	(325,475)	-	-	-	(325,475)

5,100 common shares committed to be
released under the ESOP	-	(10,085)	-	-	114,162	-	104,077

Change in net unrealized losses on
securities available for sale, net of	-	-	-	(1,079,129)	-	-	(1,079,129)

Net income for three months ended
December 31, 2005	-	-	515,420	-	-	-	515,420

Balance, December 31, 2005	$29,580	$20,636,428	$34,747,203	$(4,259,736)	$(710,895)	$(8,268,997)	$42,173,583

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2005	2004

Cash Flows from operating activities:
Net income	$515,420	$441,942
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion, net	793,633	1,005,284
Provision for loan losses	40,500	177,000
Proceeds from sales of loans held for sale	2,986,490	2,332,355
Originations of loans held for sale	(2,983,552)	(2,112,355)
Net change in accrued interest receivable	165,539	(12,506)
Net change in other assets	(328,449)	(133,389)
Net change in accrued interest payable	(233,587)	55,037
Net change in accrued expenses and other liabilities	458,164	249,957
Net cash provided by operating activities	1,414,158	2,003,325

Cash flow from investing activities:
Purchase of securities available for sale	(108,522)	(15,459,228)
Net change in securities purchased under agreement to resell	(4,881,702)	-
Proceeds from maturities and principal repayments of
securities available for sale	13,020,024	21,452,368
Net change in loans receivable	29,353,824	(27,430,666)
Loans purchased	(9,968,552)	(7,442,015)
Proceeds from sales of foreclosed real estate and reposessed assets	2,134,425	2,500
Purchase of shares by ESOP	-	(423,400)
Change in FHLB stock	1,070,200	(124,600)
Purchase of premises and equipment	(807,631)	(350,953)
Net cash provided by (used in) investing activities	29,812,066	(29,775,994)

Cash flows from financing activities:
Net change in noninterest-bearing demand, savings, NOW, and
money market demand deposits	$36,706,345	$5,650,145
Net change in time deposits	(26,978,156)	22,303,834
Proceeds from advances from Federal Home Loan Bank	262,800,000	854,200,000
Repayments of advances from Federal Home Loan Bank	(287,750,000)	(851,150,000)
Net change in securities sold under agreements to repurchase	(5,290,273)	(2,776,679)
Net change in advances from borrowers for taxes and insurance	7,087	41,663
Cash dividends paid	(325,475)	(324,072)
Proceeds from exercise of stock options	-	37,844
Purchase of treasury stock	-	(25,655)
Net cash provided by (used in) financing activities	(20,830,472)	27,957,080

Net change in cash and cash equivalents	10,395,752	184,411

Cash and cash equivalents at beginning of period	14,369,754	8,936,569
Cash and cash equivalents at end of period	$24,765,506	$9,120,980

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,690,207	$5,042,637
Income taxes	-	40,076

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$23,861	$2,500

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Meta Financial Group, Inc. ("Meta Group” or the "Company") and its consolidated subsidiaries, MetaBank, MetaBank West Central ("MetaBank WC"), Meta Trust Company (“Meta Trust”), First Services Financial Limited and Brookings Service Corporation, for interim reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2005.

2.        ALLOWANCE FOR LOAN LOSSES

At December 31, 2005, the Company has established an allowance for loan losses totaling $7.3 million, compared to $7.2 million at September 30, 2005. The allowance represented approximately 118% of the total non-performing loans at December 31, 2005, while the allowance at September 30, 2005 represented approximately 1,067% of the total non-performing loans at that date.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three-month periods ended December 31, 2005 and December 31, 2004:

	2005	2004
	(In Thousands)
Balance, September 30,	$7,222	$5,371
Charge-offs	(8)	(11)
Recoveries	2	3
Additions charged to operations	41	177
Balance, December 31,	$7,257	$5,540

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

As has been previously disclosed, the Company has established an allowance and taken charge offs in prior periods attributable to potential and actual losses from the Company’s loans to a group of automobile sales, service, and financing companies and their principal owner. The Company has estimated its range of potential losses from this transaction at between $1.90 million and $4.88 million.

3.        EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months ended December 31, 2005 and 2004 is presented below.

	Three Months Ended
	December 31,
	2005	2004
Basic Earnings Per Common Share:
Numerator:
Net Income	$515,420	$441,942
Denominator:
Weighted average common shares
outstanding	2,503,655	2,491,544
Less: Weighted average unallocated
ESOP shares	(35,057)	(31,875)
Weighted average common shares
outstanding for basic earnings
per share	2,468,598	2,459,669

Basic earnings per common share	$0.21	$0.18

	Three Months Ended
	December 31,
	2005	2004
Diluted Earnings Per Common Share:
Numerator:
Net Income	$515,420	$441,942
Denominator:
Weighted average common shares
outstanding for basic earnings per
common share	2,468,598	2,459,669
Add: Dilutive effects of assumed
exercise of stock options, net
of tax benefits	38,554	62,595
Weighted average common and
dilutive potential common shares
outstanding	2,507,152	2,522,264

Diluted earnings per common share	$0.21	$0.18

4.        COMMITMENTS

At December 31, 2005 and September 30, 2005, the Company had outstanding commitments to originate and purchase loans totaling $71.3 million and $69.6 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.        INTANGIBLE ASSETS

As of December 31, 2005 and September 30, 2005 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three-month periods ended December 31, 2005 and 2004.

6.	STOCK OPTION PLAN

Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for stock options in the Statement of Operations for the year ended September 30, 2005 or prior years, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on October 1, 2005, the Company’s income before income taxes and net income for the three month period ended December 31, 2005 are $18,000 and $12,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Neither basic nor diluted earnings per share for the three month period ended December 31, 2005 would have been impacted had the Company not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. No options were exercised during the quarter ended December 31, 2005, therefore no excess tax benefits are included in the Statement of Cash Flows for this period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the option’s vesting periods.

	Three Months Ended
	December 31,
	2005	2004

Net income, as reported	$515,420	$441,942
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects not already
included in net income, as reported	--	(23,810)
Pro forma net income	$515,420	$418,132
Earnings per common share - basic:
As reported	$0.21	$0.18
Pro forma	$0.21	$0.17

Earnings per common share - diluted:
As reported	$0.21	$0.18
Pro forma	$0.21	$0.17

7.         SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. The Company has determined that it has two reportable segments under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”: a traditional banking segment consisting of its two banking subsidiaries, MetaBank and MetaBank West Central, and Meta Payment Systems, a division of MetaBank. MetaBank and MetaBank West Central operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. Meta Payment Systems provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid cards, issuance of credit cards, sponsorship of ATMs into the debit networks, ACH origination services and a gift card program. Other related programs are in the process of development. The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company.

	(Unaudited)

	Traditional	Payment
	Banking	Systems	All Others	Total

Three months ended December 31, 2005:
Net interest income	$4,124,916	$756,864	($ 161,527)	$4,720,253
Provision for loan losses	40,500	-	-	40,500
Non-interest income	581,206	1,238,144	26,243	1,845,593
Non-interest expense	4,286,866	1,240,972	262,729	5,790,567
Net income (loss) before income tax expense	378,756	754,036	(398,013)	734,779
Income tax expense	192,129	260,000	(232,770)	219,359
Net Income	$186,627	$494,036	($ 165,243)	$515,420

Inter-segment revenue (expense)	(324,206)	485,906	(161,700)	-
Total assets	650,519,647	103,601,526	1,162,242	755,283,415

	Traditional	Payment
	Banking	Systems	All Others	Total

Three months ended December 31, 2004:
Net interest income	$4,768,606	$12,143	($ 93,732)	$4,687,017
Provision for loan losses	177,000	-	-	177,000
Non-interest income	526,706	51,622	33,256	611,584
Non-interest expense	3,769,301	641,791	74,671	4,485,763
Net income (loss) before income tax expense	1,349,011	(578,026)	(135,147)	635,838
Income tax expense	523,296	(208,000)	(121,400)	193,896
Net Income	$825,715	($ 370,026)	($ 13,747)	$441,942

Inter-segment revenue (expense)	97,674	13,012	(110,686)	-
Total assets	791,202,986	3,507,753	13,709,361	808,420,100

Part I.	Financial Information
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES

GENERAL

Meta Financial Group, Inc. is a bank holding company whose primary assets are MetaBank, and MetaBank West Central. The Company was incorporated in 1993 as First Midwest Financial, Inc., a unitary non-diversified savings and loan holding company and, on September 20, 1993, acquired all of the capital stock of First Federal Savings Bank of the Midwest in connection with First Federal's conversion from mutual to stock form of ownership. On September 30, 1996, the Company became a bank holding company in conjunction with the acquisition of Security State Bank. Pursuant to requisite shareholder and regulatory approvals, the Company and its banking subsidiaries consolidated their names under the “Meta-“ brand as of the close of business on January 28, 2005.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2005, compared to September 30, 2005, and the consolidated results of operations for the three months ended December 31, 2005, compared to the same period in 2004. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2005.

CORPORATE DEVELOPMENTS

The Meta Payment Systems (MPS) division generated net income of $494,000, or $0.20 per diluted share, for the quarter ended December 31, 2005--its second consecutive quarter of profitability. Since inception, the division has sustained a net loss of $804,000. While this cumulative net loss is higher than was originally projected, the division has reached profitability sooner than projected, and the Company continues to be pleased with revenue, earnings, and deposit growth in the division.

The Company continues to emphasize expansion in the growing metropolitan areas of Sioux Falls, South Dakota, and Des Moines, Iowa. The Company recently completed construction of its fourth branch office in Sioux Falls, and plans to add its fifth branch office in Des Moines in 2006.

As previously disclosed in an 8-K filing on June 24, 2005, the Company determined that $9.8 million of its assets related to loans to three companies involved in auto sales, service, and financing, and their principal owner were impaired under generally accepted accounting principles. The Company has taken possession of and liquidated most of the assets of these firms, with final liquidation scheduled to occur during the second fiscal quarter of 2006. The Company believes its range of potential loss in this transaction, previously disclosed in an 8-K filing on August 15, 2005 at between $1.90 million to $4.88 million, is accurate, and that an adequate allowance has been established for this potential loss.

The Company also disclosed in the August 15, 2005 8-K filing that it anticipated future cash expenditures of between $250,000 and $500,000 related to the impairment charge. In an 8-K/A filing on January 24, 2006, the Company disclosed that its original estimate of future cash expenditures was too low, and revised its estimate to between $750,000 and $1.1 million.

FINANCIAL CONDITION

Total assets decreased by $21.1 million, or 2.7%, to $755.3 million at December 31, 2005, from $776.3 million at September 30, 2005. The decrease in total assets was primarily attributable to both a decrease in securities available for sale as well as loans receivable, offset in part by increases in total cash and cash equivalents and, to a lesser extent, in securities purchased under agreements to resell. Net funds received from asset shrinkage were primarily used to pay down advances from the Federal Home Loan Bank of Des Moines, and to reduce higher costing certificates of deposit and public funds deposits.

Securities available for sale decreased $15.0 million, or 6.5%, during the quarter as part of the Company’s planned strategy of reducing lower yielding wholesale assets. Additionally, loans receivable decreased $19.4 million, or 4.4% as loan payoffs exceeded new originations and purchases. While seasonal influences likely played a role in the shrinkage of loans in the first fiscal quarter of 2006, the Company cannot quantify with certainty the impact of such influences.

Total deposits increased by $9.7 million, or 1.8%, from $540.8 million at September 30, 2005 to $550.5 million at December 31, 2005. Non-interest-bearing demand deposits increased $32.3 million, or 31.6% during the first fiscal quarter of 2006, as the Company continued to focus on attracting low- or no-cost funding sources. Most of the Company’s growth in non-interest-bearing demand deposits was the result of growth in Meta Payment Systems’ prepaid debit card product. The Company’s portfolio of certificates of deposit decreased by $27.0 million, or 10.1% during the first fiscal quarter of 2006. This shrinkage is also part of the Company’s planned strategy of reducing higher costing funding sources including public funds deposits.

More than offsetting the increase in total deposits were decreases in advances from the Federal Home Loan Bank of Des Moines (FHLB) and in securities sold under agreements to repurchase. FHLB advances decreased by $25.0 million, or 15.6% during the quarter ended December 31, 2005. During the same period, securities sold under agreement to repurchase declined $5.3 million, or 25.8%, from $20.5 million at September 30, 2005 to $15.2 million at December 31, 2005. This shrinkage was also part of the Company’s planned strategy of reducing higher costing wholesale funding sources.

Total shareholders' equity decreased $785,000 during the first fiscal quarter to $42.2 million. The decrease in shareholders’ equity was primarily due to a $1.1 million increase in accumulated other comprehensive loss related to the after tax impact of the Company’s mark to market of its securities available for sale portfolio in accordance with SFAS No. 115. Increases in retained earnings for the quarter, resulting from the Company’s net income, were offset in part by the Company’s declaration of a dividend on its common stock.

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

At December 31, 2005, the Company had loans delinquent 30 days and over totaling $9.8 million, or 2.23% of total loans, compared to $1.9 million, or 0.42% of total loans, at September 30, 2005. The increase in delinquent loans is primarily the result of two large commercial credits totaling $6.0 million becoming non-current. The Company believes it is well secured on these assets, and that the level of allowance for loan losses adequately reflects potential risks related to these loans. The Company continues to monitor closely developments in its loan portfolio and the payment histories of its borrowers.

At December 31, 2005, there were six commercial and multi-family real estate loans totaling $4.3 million, or 0.99% of total loans, delinquent 30 days and over. This compares to no delinquent loans in this category as of September 30, 2005. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At December 31, 2005, commercial business loans delinquent 30 days and over totaled $4.7 million, or 1.08% of total loans. This compares to $1.5 million, or 0.32% of total loans, at September 30, 2005. Commercial business lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made. The success of the loan may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general environment. Although management believes the Company's portfolio of commercial business loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

At December 31, 2005, agricultural operating loans delinquent 30 days and over totaled $216,000, or 0.05% of the total loan portfolio as compared to $234,000, or 0.05% of total loans at September 30, 2005. Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of the Company’s non-performing assets. The Company’s restructured loans (which involved forgiving a portion of the interest or principal on the loan or making loans at a rate materially less than market rates) are included in the table and were performing pursuant to their terms at the date shown. Foreclosed assets include assets acquired in settlement of loans.

	December 31, 2005	September 30, 2005
Non-accruing loans:	(Dollars in Thousands)
One-to four family	$31	$54
Commercial and multi-family	1,068	-
Agricultural real estate	-	-
Consumer	2	1
Agricultural operating	216	218
Commercial business	4,852	404
Total non-accruing loans	6,169	677
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	6,169	677
Restructured loans:
Consumer	-	-
Agricultural operating	7	7
Commercial business	-	-
Total restructured loans	7	7
Foreclosed assets:
One-to four family	-	-
Commercial and multi-family	1,841	1,841
Consumer	23	-
Agricultural operating	-	-
Commercial business	732	2,865
Total foreclosed assets	2,596	4,706
Less: Allowance for losses	-	-
Total foreclosed assets, net	2,596	4,706

Total non-performing assets	$8,772	$5,390
Total as a percentage of total assets	1.16%	0.69%

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

On the basis of management's review of its loans and other assets, at December 31, 2005, the Company had classified a total of $9.3 million of its assets as substandard, $247,000 as doubtful and none as loss. This compares to classifications at September 30, 2005 of $10.5 million substandard, $248,000 doubtful and none as loss.

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

At December 31, 2005, the Company has established an allowance for loan losses totaling $7.3 million compared to $7.2 million at September 30, 2005. The allowance represented approximately 118% of the total non-performing loans at December 31, 2005, while the allowance at September 30, 2005 represented approximately 1,067% of the total non-performing loans at that date.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three-month periods ended December 31, 2005 and December 31, 2004:

	2005	2004
	(In Thousands)
Balance, September 30,	$7,222	$5,371
Charge-offs	(8)	(11)
Recoveries	2	3
Additions charged to operations	41	177
Balance, December 31,	$7,257	$5,540

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those related to the allowance for loan losses and asset impairment judgments including the recoverability of goodwill

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.” Although management believes the levels of the allowance as of both December 31, 2005 and September 30, 2005 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General. For the three months ended December 31, 2005, the Company recorded net income of $515,000, or $0.21 per diluted share, compared to net income of $442,000, or $0.18 per diluted share, for the same period in 2004. The December quarter of 2004 was reduced by a net loss of $370,000, or $0.15 per diluted share, for Meta Payment Systems, reflecting initial startup costs for that operation. For the December quarter of 2005, Meta Payment Systems recorded net income of $494,000, or $0.20 per diluted share. The Company continues to be pleased with both revenue and earnings growth at Meta Payment Systems, which has achieved profitability well ahead of targets. The increase in the Company’s net income is primarily attributable to an increase in non-interest income, offset in part by increases in non-interest expense, as described below.

Non-interest income improved by $1,233,000 from $612,000 to $1,845,000 during the same periods, primarily due to the increase in fee revenue at Meta Payment Systems. Non-interest expense also increased, rising $1,305,000 from $4,486,000 to $5,791,000 resulting primarily from higher legal and collection costs related to the aforementioned loans to automobile related entities.

The Company continues to incur higher than normal levels of operating expenses associated with the collection of loans to three entities involved in automobile sales, service, and financing, and to the owners thereof. The Company previously disclosed on June 24, 2005 that two of these firms had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company has taken possession of and liquidated most of the assets of said firms, with final liquidation scheduled to occur during the second fiscal quarter of 2006.

Net Interest Income. Net interest income for the quarter ended December 31, 2005 increased $33,000, or 0.7%, compared to the same quarter last year. Even though average earning assets in the first fiscal quarter of 2006 declined $52.0 million, as compared to the first fiscal quarter of 2005, net interest income increased as the Company’s net interest margin grew 20 basis points from 2.46% to 2.66% over the same two periods. The increase in net interest margin was the result of asset yields rising more quickly than liability costs during this time frame. During the first fiscal quarter of 2006, asset yields rose 60 basis points from 5.12% to 5.72% as compared to the first fiscal quarter of 2005, while liability costs rose only 32 basis points from 2.74% to 3.06% over the same time period. Asset yields rose more quickly than liability costs over this time period due to the bank’s natural near-term asset sensitivity and the rise in short term interest rates during 2005.

Provision for Loan Losses. For the three months ended December 31, 2005, the provision for loan losses was $40,000 compared to $177,000 for the same period in 2004. The Company believes its allowance for loan losses is adequate based on its estimate of the credit risks in the loan portfolio. See “Non-Performing Assets and Allowance for Loan Losses” herein.

Non-interest Income. Non-interest income increased $1.2 million to $1.8 million for the three months ended December 31, 2005 compared to the same period in 2004. Virtually all of this increase stems from the significant growth in fee revenue from Meta Payment Systems. This fee growth resulted primarily from the introduction of new products as well as growth in the division’s customer base. The most significant contributor to Meta Payment Systems’ growth has been its prepaid debit card product.

Non-interest Expense. Non-interest expense also increased $1.3 million to $5.8 million for the three months ended December 31, 2005 as compared to the same period in 2004. Compensation expense grew $358,000 to $3.3 million resulting mainly from growth at Meta Payment Systems and staffing increases related to branch expansion. Occupancy and equipment expense grew $108,000 to $839,000 again due mainly to higher depreciation and operating expenses at the new branch locations. Finally, other expense increased $834,000 to $1.5 million due primarily to higher legal and collection costs, associated with the previously discussed loans to the automobile sales, service, and financing companies, and higher consulting costs associated with the Company’s review of internal controls pursuant to the Sarbanes-Oxley Act of 2002.

Income Tax Expense. Income tax expense was $219,000 for the three months ended December 31, 2005, compared to $194,000 for the same period in 2004. The increase of $25,000 reflects primarily the higher level of taxable income in the quarter ended December 31, 2005. Taxable income rose less than total income due to higher income from the Company’s bank owned life insurance policy.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans, investments, and mortgage-backed securities, and funds provided by other operating activities. While scheduled payments on loans, mortgage-backed securities, and short-term investments are relatively predictable sources of funds, deposit flows and early loan repayments are greatly influenced by general interest rates, economic conditions, and competition.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2005, the Company had commitments to originate and purchase loans totaling $71.3 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth MetaBank's and MetaBank WC’s actual capital and required capital amounts and ratios at December 31, 2005 which, at that date, exceeded the minimum capital adequacy requirements:

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Total Capital (to risk weighted assets):
MetaBank	$53,274	10.8%	$39,483	8.00%	$49,354	10.00%
MetaBank WC	4,256	12.8	2,668	8.00	3,336	10.00
Tier 1 (Core) Capital (to risk weighted assets):
MetaBank	47,034	9.5	19,741	4.00	29,612	6.00
MetaBank WC	3,846	11.5	1,334	4.00	2,001	6.00
Tier 1 (Core) Capital (to average assets):
MetaBank	47,034	6.7	28,289	4.00	35,362	5.00
MetaBank WC	3,846	8.0	1,922	4.00	2,402	5.00
Tier 1 (Core) Capital (to adjusted total assets):
MetaBank	47,034	6.6	28,316	4.00	35,395	5.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2005, the Company, MetaBank, and MetaBank WC exceeded minimum requirements for the well-capitalized category.

FORWARD LOOKING STATEMENTS

The Company, and its wholly-owned subsidiaries, MetaBank and MetaBank WC, may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission, in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company's primary objective for its investment portfolio is to provide the liquidity necessary to meet the Company’s cash demands. This portfolio may also be used in the ongoing management of changes to the Company's asset/liability mix. The investment policy generally calls for funds to be invested among various categories of security types and maturities based upon the Company's need for liquidity, desire to achieve a proper balance between minimizing risk while maximizing yield, the need to provide collateral for borrowings, and to fulfill the Company's asset/liability management goals.

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are generally influenced by the level of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

The Company emphasizes and promotes its savings, money market, demand and NOW accounts and, subject to market conditions, certificates of deposit with maturities of three months through five years, principally from its primary market area. The demand, savings, and NOW accounts tend to be less susceptible to rapid changes in interest rates. As discussed previously, the bank continues to emphasize such deposits due to their low cost as well as their relative stability in volatile interest rate environments.

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

Presented below, as of December 31, 2005 and September 30, 2005, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table, the Company’s NPV at December 31, 2005 and at September 30, 2005 was slightly more sensitive to decreasing interest rates than to increasing interest rates. This reflects management’s efforts to maintain and manage the Company’s interest rate sensitivity in a rising interest rate environment as well as the Company’s concentration of low- or no-cost demand deposits. Management closely monitors the Company’s interest rate sensitivity.

Change in Interest Rates	Board Limit	At December 31, 2005		At September 30, 2005
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
			(Dollars in Thousands)
+200 bp	(40)%	$ (1,337)	(2)%	$ (1,904)	(3)%
+100 bp	(25)	(517)	(1)	(411)	(1)
0 bp	-	-	-	-	-
-100 bp	(25)	(2,273)	(4)	(2,773)	(5)
-200 bp	(40)	(7,517)	(12)	(9,183)	(16)

Certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate mortgage-loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in calculating the tables. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.
Legal Proceedings - On June 11, 2004, the Sioux Falls School District filed suit in the Second Judicial Circuit Court alleging that MetaBank, a wholly-owned subsidiary of the Company, improperly allowed funds, which belonged to the school district, to be deposited into, and subsequently withdrawn from, a corporate account established by an employee of the school district. The school district is seeking in excess of $600,000. MetaBank has submitted the claim to its insurance carrier, and is working with counsel to vigorously contest the suit.

There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

With regard to the matter discussed under “Corporate Developments” related to the Company’s loans to three entities involved in auto sales, service, and financing, and their principal owner, the Company was the lead lender and servicer of loans totaling approximately $32.0 million. Approximately $22.2 million of the total had been sold to ten participating financial institutions. Each participation agreement with these participants provides that the participant bank shall own a specified percentage of the outstanding loan balance at any given time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. While no litigation has been filed by any of the participant banks against MetaBank, several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of December 2005, MetaBank calculated that it would cost approximately $1,676,000 to adjust these participations as the participants would have them adjusted. MetaBank denies any obligation to make the requested adjustments on these or related claims.

Item 1.A.	Risk Factors - No changes are noted from the disclosure presented in the Registrant’s annual report or Form 10-K for the year ended September 30, 2005.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits
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

META FINANCIAL GROUP, INC.

Date:	February 14, 2006	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	February 14, 2006	By:	/s/ Jonathan M. Gaiser
Jonathan M. Gaiser, Senior Vice President,
Secretary, Treasurer and Chief Financial Officer