Form 10-Q
period 2006-03-31
META FINANCIAL GROUP INC
filed 2006-05-12
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                                      (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                  121 East Fifth Street, Storm Lake, Iowa 50588
                    (Address of principal executive offices)
                    ----------------------------------------

                                 (712) 732-4117
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class:                                 Outstanding at May 12, 2006:
Common Stock, $.01 par value                        2,512,655 Common Shares


                                      META FINANCIAL GROUP, INC.
                                               FORM 10-Q

                                                 INDEX

                                                                                                Page No.
                                                                                                --------
Part I.   Financial Information

      Item 1.     Financial Statements (unaudited):

                  Condensed Consolidated Statements of Financial Condition
                    at March 31, 2006 and September 30, 2005                                      3

                  Condensed Consolidated Statements of Operations for the Three and Six
                    Months Ended March 31, 2006 and 2005                                          4

                  Condensed Consolidated Statements of Comprehensive (Loss) for the
                    Three and Six Months Ended March 31, 2006 and 2005                            5

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity for the Six Months Ended March 31, 2006                                6

                  Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 2006 and 2005                                      7

                  Notes to Condensed Consolidated Financial Statements                            8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                          15

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk                      25

      Item 4.     Controls and Procedures                                                        27

Part II.  Other Information

      Item 1.     Legal Proceedings                                                              28

      Item 1.A.   Risk Factors                                                                   29

      Item 2.     Unregistered Sales of Equity Securities and
                      Use of Proceeds                                                            30

      Item 3.     Defaults Upon Senior Securities                                                30

      Item 4.     Submission of Matters to a Vote of Security Holders                            30

      Item 5.     Other Information                                                              30

      Item 6.     Exhibits                                                                       30

      Signatures                                                                                 31



                                     META FINANCIAL GROUP, INC.
                                         AND SUBSIDIARIES
            Condensed Consolidated Statement of Financial Condition (Unaudited)


ASSETS                                                                  March 31, 2006    September 30, 2005
------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                  $  12,666,049        $   5,390,455
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value)                               24,663,593            8,979,299
                                                                         -----------------------------------
    Total cash and cash equivalents                                         37,329,642           14,369,754
Securities purchased under agreements to resell                             25,161,603           37,513,348
Securities available for sale                                              206,494,462          230,892,565
Loans receivable - net of allowance for loan losses of
   of $5,998,089 at March  31, 2006 and $7,222,404
   at September 30, 2005                                                   425,744,615          440,190,245
Loans held for sale                                                            285,825              306,000
Federal Home Loan Bank stock, at cost                                        6,851,600            8,161,000
Accrued interest receivable                                                  3,945,497            4,240,694
Premises and equipment, net                                                 15,790,036           15,126,069
Foreclosed real estate and repossessed assets                                   61,366            4,706,414
Bank owned life insurance                                                   12,626,890           12,332,337
Goodwill                                                                     3,403,019            3,403,019
Other assets                                                                 7,745,403            5,107,497
                                                                         -----------------------------------

Total assets                                                             $ 745,439,958        $ 776,348,942
                                                                         ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing demand deposits                                     $ 145,334,196        $ 102,164,156
Interest-bearing checking                                                   23,468,544           33,481,270
Money market deposits                                                       86,532,419           74,632,300
Savings deposits                                                            51,081,919           62,370,483
Time certificates of deposit                                               234,007,998          268,122,096
                                                                         -----------------------------------
           Total deposits                                                  540,425,076          540,770,305
Advances from Federal Home Loan Bank                                       129,755,000          159,705,000
Securities sold under agreements to repurchase                              16,103,046           20,507,051
Subordinated debentures                                                     10,310,000           10,310,000
Advances from borrowers for taxes and insurance                                287,545              271,273
Accrued interest payable                                                       832,766              941,935
Accrued expenses and other liabilities                                       5,688,049              884,688
                                                                         -----------------------------------
          Total liabilities                                                703,401,482          733,390,252
                                                                         -----------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                            --                   --
Common stock, $.01 par value; 5,200,000 shares authorized,
   2,957,999 shares issued, 2,512,655 and 2,503,655 shares outstanding
   at March 31, 2006 and September 30, 2005, respectively                       29,580               29,580
Additional paid-in capital                                                  20,624,327           20,646,513
Retained earnings - substantially restricted                                34,681,939           34,557,258
Accumulated other comprehensive (loss)                                      (4,634,501)          (3,180,607)
Unearned Employee Stock Ownership Plan shares                                 (596,733)            (825,057)
Treasury stock, 445,344 and 454,344 common shares, at cost,
at March 31, 2006 and September 30, 2006, respectively                      (8,066,136)          (8,268,997)
                                                                         -----------------------------------
        Total shareholders' equity                                          42,038,476           42,958,690
                                                                         -----------------------------------

        Total liabilities and shareholders' equity                       $ 745,439,958        $ 776,348,942
                                                                         ===================================

See Notes to Condensed Consolidated Financial Statements.


                                            META FINANCIAL GROUP, INC.
                                                 AND SUBSIDIARIES
                           Condensed Consolidated Statements of Operations (Unaudited)

                                                            Three Months Ended              Six Months Ended
                                                                March 31,                       March 31,

                                                          2006            2005            2006            2005
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
Loans receivable, including fees                      $  7,465,410    $  7,338,529   $ 15,051,982    $ 14,099,364
Securities available for sale                            2,674,376       2,957,207      5,195,713       5,898,319
Dividends on Federal Home Loan Bank stock                   54,921          76,872        123,885         159,616
                                                      -----------------------------------------------------------
                                                        10,194,707      10,372,608     20,371,580      20,157,299
                                                      -----------------------------------------------------------
Interest expense:
Deposits                                                 3,336,118       2,902,732      6,682,846       5,587,904
FHLB advances and other borrowings                       1,869,404       2,480,721      3,979,296       4,893,223
                                                      -----------------------------------------------------------
                                                         5,205,522       5,383,453     10,662,142      10,481,127
                                                      -----------------------------------------------------------

Net interest income                                      4,989,185       4,989,155      9,709,438       9,676,172

Provision for loan losses                                 (350,000)        257,500       (309,500)        434,500
                                                      -----------------------------------------------------------

Net interest income after provision for loan losses      5,339,185       4,731,655     10,018,938       9,241,672
                                                      -----------------------------------------------------------

Non-interest income:
Deposit service charges and other fees                     362,666         280,704        706,433         609,738
Gain on sales of loans, net                                 51,234          45,566        106,212          81,308
Bank owned life insurance                                  165,876         126,646        329,518         253,291
Gain on sales of foreclosed real estate, net                   846              --          3,581              --
Card fees                                                1,453,117         136,604      2,671,248         165,046
Other income                                               163,624          84,650        225,964         176,371
                                                      -----------------------------------------------------------
           Total non-interest income                     2,197,363         674,170      4,042,956       1,285,754
                                                      -----------------------------------------------------------

Non-interest expense:
Employee compensation and benefits                       3,357,806       2,781,661      6,625,716       5,692,050
Occupancy and equipment expense                          1,123,551       1,030,493      1,962,946       1,762,103
Deposit insurance premium                                   14,412          16,453         30,046          36,074
Data processing expense                                    191,275         184,450        384,620         368,126
Legal and consulting expense                               954,149         163,285      1,545,082         224,172
Card processing expense                                    942,174          68,035      1,285,429         119,846
Other expense                                              616,596         619,110      1,156,691       1,146,879
                                                      -----------------------------------------------------------
           Total non-interest expense                    7,199,963       4,863,487     12,990,530       9,349,250
                                                      -----------------------------------------------------------

Net income before income tax expense                       336,585         542,339      1,071,364       1,178,177

Income tax expense                                          75,204         142,964        294,563         336,860
                                                      -----------------------------------------------------------

Net income                                            $    261,381    $    399,375   $    776,801    $    841,317
                                                      ===========================================================

Earnings per common share:
Basic                                                 $       0.10    $       0.16   $       0.31    $       0.34
                                                      ===========================================================
Diluted                                                       0.10            0.16           0.31            0.33
                                                      ===========================================================

Dividends declared per common share:                  $       0.13    $       0.13   $       0.26    $       0.26
                                                      ===========================================================

See Notes to Condensed Consolidated Financial Statements.


                                          META FINANCIAL GROUP INC.
                                               AND SUBSIDIARIES
                  Condensed Consolidated Statements of Comprehensive (Loss) (Unaudited)

                                                         Three Months Ended              Six Months Ended
                                                               March 31,                     March 31,

                                                         2006           2005           2006          2005
                                                      -------------------------    --------------------------
Net income                                           $   261,381    $   399,375    $   776,801    $   841,317

Other comprehensive (loss):
             Net change in net unrealized (losses)
                on securities available for sale        (596,859)    (2,598,479)    (2,315,484)    (3,773,146)
             Deferred income tax benefit                (222,094)      (966,896)      (861,590)    (1,403,990)
                                                      -------------------------    --------------------------

             Total other comprehensive loss             (374,765)    (1,631,583)    (1,453,894)    (2,369,156)

Total comprehensive (loss)                           $  (113,384)   $(1,232,208)   $  (677,093)   $(1,527,839)
                                                     ==========================    ===========================


See Notes to Condensed Consolidated Financial Statements.


                                                    META FINANCIAL GROUP, INC.
                                                         AND SUBSIDIARIES
                          Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                              For the Six Months Ended March 31, 2006

                                                                             Accumulated   Unearned
                                                                                Other      Employee
                                                 Additional                 Comprehensive    Stock                      Total
                                       Common     Paid-in       Retained        (Loss),    Ownership     Treasury    Shareholders'
                                       Stock      Capital       Earnings      Net of Tax  Plan Shares      Stock        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005           $29,580  $ 20,646,513   $ 34,557,258   $(3,180,607)  $(825,057)  $(8,268,997)  $ 42,958,690

Cash dividends declared on common
stock ($.26 per share)                     --            --       (652,120)           --          --            --       (652,120)

Issuance of 9,000 common shares
 from treasury stock due to exercise
 of stock options                          --       (63,189)            --            --          --       202,861        139,672

Stock compensation                         --        56,989             --            --          --            --         56,989

10,200 common shares committed to be
released under the ESOP                    --       (15,986)            --            --     228,324            --        212,338

Net change in net unrealized gains
    and losses on securities
    available for sale, net of             --            --             --    (1,453,894)         --            --     (1,453,894)

Net income for six months ended
  March 31, 2006                           --            --        776,801            --          --            --        776,801
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006               $29,580  $ 20,624,327   $ 34,681,939   $(4,634,501)  $(596,733)  $(8,066,136)  $ 42,038,476
=================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                           META FINANCIAL GROUP, INC.
                                                AND SUBSIDIARIES
                           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Six Months Ended March 31,
                                                                                       2006             2005
----------------------------------------------------------------------------------------------------------------

Cash Flows from operating activities:
Net income                                                                          $    776,801    $    841,316
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion, net                                          1,469,678       1,863,437
Provision for loan losses                                                               (309,500)        434,500
Stock compensation                                                                        56,989              --
Proceeds from sales of loans held for sale                                             4,344,032       4,327,480
Originations of loans held for sale                                                   (4,323,857)     (4,263,680)
Gain on sales of foreclosed real estate, net                                              (3,581)             --
Net change in accured interest receivable                                                295,197         214,707
Net change in other assets                                                            (2,070,904)       (121,465)
Net change in accrued interest payable                                                  (109,169)        451,860
Net change in accrued expenses and other liabilities                                   4,803,361        (501,741)
                                                                                    ----------------------------
Net cash provided by operating activities                                              4,929,047       3,246,414

Cash flow from investing activities:
Purchase of securities available for sale                                               (108,522)    (15,459,228)
Net change in securities purchased under agreement to resell                          12,351,745              --
Proceeds from maturities and principal repayments of
  securities available for sale                                                       21,506,955      37,803,043
Net change in loans receivable                                                        41,467,922     (29,784,282)
Loans purchased                                                                      (26,687,356)    (12,870,084)
Proceeds from sales of foreclosed real estate                                          4,675,974           2,500
Change in FHLB stock                                                                   1,309,400         659,800
Purchase of premises and equipment                                                    (1,289,867)       (817,752)
                                                                                    ----------------------------
                 Net cash provided by (used in) investing activities                  53,226,251     (20,466,003)

Cash flows from financing activities:
Net change in noninterest-bearing demand, savings, NOW, and
  money market demand deposits                                                      $ 33,768,869    $  2,535,991
Net change in time deposits                                                          (34,114,098)     37,026,386
Net repayments of advances from Federal Home Loan Bank                               (29,950,000)    (18,500,000)
Net change in securities sold under agreements to repurchase                          (4,404,005)     (3,743,424)
Net change in advances from borrowers for taxes and insurance                             16,272          30,196
Cash dividends paid                                                                     (652,120)       (648,923)
Purchase of shares by ESOP                                                                    --        (437,080)
Proceeds from exercise of stock options                                                  139,672         146,763
Purchase of treasury stock                                                                    --         (25,655)
                                                                                    ----------------------------
                 Net cash provided by (used in) financing activities                 (35,195,410)     16,384,254
                                                                                    ----------------------------

Net change in cash and cash equivalents                                               22,959,888        (835,335)

Cash and cash equivalents at beginning of period                                      14,369,754       8,936,569
                                                                                    ----------------------------
Cash and cash equivalents at end of period                                          $ 37,329,642    $  8,101,234
                                                                                    ============================

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest                                                                            $ 10,771,311    $ 10,029,267
Income taxes                                                                             334,500         265,011

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate                                         $     27,345    $     22,028


See Notes to Condensed Consolidated Financial Statements.

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed for interim reporting by Meta Financial Group, Inc. ("Meta Group" or the "Company") and its consolidated subsidiaries, MetaBank, MetaBank West Central ("MetaBank WC"), Meta Trust Company ("Meta Trust"), First Services Financial Limited, and Brookings Service Corporation are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited condensed consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated statement of financial condition as of September 30, 2005, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).


2.       EARNINGS PER SHARE

         Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable pursuant to stock options agreements.

         A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three and six months ended March 31, 2006 and 2005 is presented below.

                                                              Three Months Ended            Six Months Ended
                                                                   March 31,                    March 31,
                                                                   ---------                    ---------
                                                             2006            2005          2006          2005
                                                             ----            ----          ----          ----
         Basic earnings per common share:
         Numerator:
             Net income                                   $   261,381    $   399,374    $   776,801   $   841,316
                                                          ===========    ===========    ===========   ===========
         Denominator:
             Weighted average common shares outstanding   $ 2,510,677    $ 2,494,060    $ 2,507,147   $ 2,492,788
             Less: Weighted average unallocated ESOP
                   shares                                     (29,975)       (35,129)       (32,558)      (33,484)
                                                          -----------    -----------    -----------   -----------
             Weighted average common shares outstanding
             for basic earnings per share                 $ 2,480,702    $ 2,458,931    $ 2.474.589   $ 2,459,304
                                                          ===========    ===========    ===========   ===========

         Basic earnings per common share                  $      0.10    $      0.16    $      0.31   $      0.34
                                                          ===========    ===========    ===========   ===========


                                                             Three Months Ended         Six Months Ended
                                                                  March 31,                 March 31,
                                                                  ---------                 ---------
                                                              2006         2005         2006         2005
                                                              ----         ----         ----         ----
         Diluted earnings per common share:
         Numerator:
             Net income                                    $  261,381   $  399,374   $  776,801   $  841,316
                                                           ==========   ==========   ==========   ==========
         Denominator:
             Weighted average common shares outstanding
             for basic earnings per common share           $2,480,702   $2,458,931   $2,474,589   $2,459,304
             Add:  Dilutive effect of assumed exercise
                   of stock options, net of tax benefits       32,225       57,160       30,504       59,939
                                                           ----------   ----------   ----------   ----------
             Weighted average common shares outstanding
             for diluted earnings per share                $2,512,927   $2,516,091   $2,505,093   $2,519,243
                                                           ==========   ==========   ==========   ==========

         Diluted earnings per common share                 $     0.10   $     0.16   $     0.31   $     0.33
                                                           ==========   ==========   ==========   ==========

3.       LOANS RECEIVABLE

         Loans receivable before allowance for loan losses totaled $431.7 million as of March 31, 2006, a decrease of $15.7 million from $447.4 million at September 30, 2005. Most of this decrease is the result of pay downs or pay offs of commercial real estate participation loans in the first fiscal quarter of 2006. Loans receivable before allowance for loan losses increased $3.7 million during the second fiscal quarter, from $428.0 million as of December 31, 2005.

4.       INTANGIBLE ASSETS

         As of March 31, 2006 and September 30, 2005 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three- and six-month periods ended March 31, 2006 or 2005.

5.       DEPOSITS

         Overall deposits decreased $345,000 from $540.8 million as of September 30, 2005 to $540.4 million as of March 31, 2006; however low- or no-cost demand deposits have risen $33.8 million over this same time period, and higher-costing certificates of deposit and public funds deposits have declined by approximately the same amount.

6.       COMMITMENTS

         At March 31, 2006 and September 30, 2005, the Company had outstanding commitments to originate and purchase loans totaling $62.4 million and $69.6 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

7.       STOCK OPTION PLAN

         Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related

         Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for stock options in the Statement of Operations for the year ended September 30, 2005 or prior years, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS
         No.       123(R),       Share-Based       Payment,       using      the
         modified-prospective-transition method. Under that transition method, compensation cost recognized in the three- and six-month periods ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on October 1, 2005, the Company's net income for the three- and six-month periods ended March 31, 2006 are $39,000 and $57,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25.

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the option's vesting periods.

                                              Three Months    Six Months
                                                 Ended           Ended
                                               March 31,       March 31,
                                               ---------       ---------
                                                  2005           2005
                                                  ----           ----

       Net income, as reported                $   399,374    $   841,316
       Deduct:  Total employee stock-based
          compensation expense determined
          under fair value based method for
          all awards, net of tax effects          (23,810)       (47,620)
                                              -----------    -----------
       Pro forma net income                   $   375,564    $   793,706
                                              ===========    ===========
       Earnings per common share - basic:
          As reported                         $      0.16    $      0.34
          Pro forma                           $      0.15    $      0.32

       Earnings per common share - diluted:
          As reported                         $      0.16    $      0.33
          Pro forma                           $      0.15    $      0.32

8.       SEGMENT INFORMATION

         An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. The Company has determined that it has two reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information: a traditional banking segment consisting of its two banking subsidiaries, MetaBank and MetaBank West Central, and Meta Payment Systems, a division of MetaBank. MetaBank and MetaBank West Central operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. Meta Payment Systems provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid cards, issuance of credit cards, sponsorship of ATMs into the debit networks, ACH origination services and a gift card program. Other related programs are in the process of development. The remaining grouping under the caption "All Others" consists of the operations of Meta Financial Group, Inc. and Meta Trust Company. Revenues and expenses are allocated to business segments using a funds transfer pricing methodology through which excess funds or funding shortfalls at individual segments are sold to or bought from, respectively, the remaining segments. As the Company's funding mix changes between segments, net interest income at individual segments may rise or fall based on the relative size of the excess funding or funding shortfall position at any particular segment. The following tables present segment data for the Company for the three- and six-month periods ended March 31, 2006 and March 31, 2005, respectively.

                                                                             (Unaudited)
                                                    Traditional        Payment
                                                      Banking          Systems        All Others         Total
                                                      -------          -------        ----------         -----

         Three months ended March 31, 2006:
             Net interest income                   $   3,914,472    $   1,234,542   ($    159,829)   $   4,989,185
             Provision for loan losses                  (350,000)              --              --         (350,000)
             Non-interest income                         668,369        1,500,766          28,228        2,197,363
             Non-interest expense                      4,760,778        2,190,736         248,449        7,199,963
                                                   -------------    -------------   -------------    -------------
             Net income (loss) before income tax
             expense                                     172,063          544,572        (380,050)         336,585
             Income tax expense                           53,316          188,000        (166,112)          75,204
                                                   -------------    -------------   -------------    -------------
             Net income                            $     118,747    $     356,572   ($    213,938)   $     261,381
                                                   =============    =============   =============    =============

             Inter-segment revenue (expense)       ($    775,651)   $     933,415   ($    157,764)              --
             Total assets                          $ 625,800,789    $ 117,535,743   $   2,103,427    $ 745,439,958


                                                    Traditional        Payment
                                                      Banking          Systems         All Others          Total
                                                      -------          -------         ----------          -----

         Three months ended March 31, 2005:
             Net interest income                   $   5,071,554    $      25,103    ($    107,502)   $   4,989,155
             Provision for loan losses                   257,500               --               --          257,500
             Non-interest income                         451,749          196,460           25,961          674,170
             Non-interest expense                      4,047,732          747,737           68,018        4,863,487
                                                   -------------    -------------    -------------    -------------
             Net income (loss) before income tax
             expense                                   1,218,071         (526,174)        (149,559)         542,338
             Income tax expense                          403,140         (181,000)         (79,176)         142,965
                                                   -------------    -------------    -------------    -------------
             Net income                            $     814,931    ($    345,174)   ($     70,383)   $     399,374
                                                   =============    =============    =============    =============

             Inter-segment revenue (expense)       $      98,243    $      25,351    ($    123,594)              --
             Total assets                          $ 789,899,748    $   3,817,268    $   2,043,701    $ 795,760,717


                                                    Traditional        Payment
                                                      Banking          Systems         All Others          Total
                                                      -------          -------         ----------          -----
         Six months ended March 31, 2006:
             Net interest income                   $   8,039,388    $   1,991,406    ($    321,356)   $   9,709,438
             Provision for loan losses                  (309,500)              --               --         (309,500)
             Non-interest income                       1,249,575        2,738,910           54,471        4,042,956
             Non-interest expense                      9,047,644        3,431,708          511,178       12,990,530
                                                   -------------    -------------    -------------    -------------
             Net income (loss) before income tax
             expense                                     550,819        1,298,608         (778,063)       1,071,364
             Income tax expense                          185,276          448,000         (338,713)         294,563
                                                   -------------    -------------    -------------    -------------
             Net income                            $     365,543    $     850,608    ($    439,350)   $     776,801
                                                   =============    =============    =============    =============

             Inter-segment revenue (expense)       ($  1,099,857)   $   1,419,321    ($    319,464)              --
             Total assets                          $ 625,800,788    $ 117,535,743    $   2,103,426    $ 745,439,957


                                                    Traditional        Payment
                                                      Banking          Systems         All Others          Total
                                                      -------          -------         ----------          -----
         Six months ended March 31, 2005:
             Net interest income                   $   9,840,066    $      37,246    ($    201,140)   $   9,676,172
             Provision for loan losses                   434,500               --               --          434,500
             Non-interest income                         978,400          248,082           59,272        1,285,754
             Non-interest expense                      7,814,645        1,389,528          145,077        9,349,250
                                                   -------------    -------------    -------------    -------------
             Net income (loss) before income tax
             expense                                   2,569,321       (1,104,200)        (286,945)       1,178,176
             Income tax expense                          887,489         (389,000)        (161,629)         336,860
                                                   -------------    -------------    -------------    -------------
             Net income                            $   1,594,656    ($    715,200)   ($     38,140)   $     841,316
                                                   =============    =============    =============    =============

             Inter-segment revenue (expense)       $     195,917    $      38,363    ($    234,280)              --
             Total assets                          $ 789,899,748    $   3,817,268    $   2,043,701    $ 795,760,717

9.       LEGAL PROCEEDINGS

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

         On or about March 10, 2006, plaintiffs filed five class-action suits on behalf of themselves and all other purchasers of vehicles from Prairie Auto Group, Inc., Dan Nelson Automotive Group, Inc.'s Rapid City, South Dakota location, and other not-yet-identified auto sales entities owned or operated by defendants. The complaints are styled as follows: Ronald Archulleta, et al. v. Prairie Auto Group, Inc., et al. - In the Tribal Court for the Oglala Sioux Tribe, Pine Ridge Indian Reservation; Cedar Around Him, et al. v. Prairie Auto Group, Inc., et al. - In the Tribal Court for the Rosebud Sioux Tribe, Rosebud Indian Reservation; Chris Dengler, et al. v. Prairie Auto Group, Inc. - Circuit Court of the Second Judicial Circuit, Minnehaha County, South Dakota; Lucinda Janis, et al. v. Prairie Auto Group, Inc., et al. - File No. C-157-04; In the Tribal Court for the Cheyenne River Sioux Indian Reservation, Eagle Butte, South Dakota; and Kali Treetop, et al. v. Prairie Auto Group, Inc., et al. - File No. 01-970; Circuit Court for the Seventh Judicial Circuit, Pennington County, South Dakota. Except for the named plaintiffs, each of the complaints is essentially identical to the others. The nature of the allegations are the same, and the same fourteen legal claims are sought to be pled in each.

         Each complaint states that it is a "companion" to the other four and names the same defendants (approximately twenty-five) including the Registrant and affiliates thereof (the "MetaBank Defendants"). None of these complaints has yet been served on any of the MetaBank Defendants. The thrust of the complaints is that plaintiffs allegedly suffered damages as a result of a scheme by defendants to use fraudulent statements, misrepresentations and omissions to sell vehicles and extended warranties to plaintiffs. Plaintiffs claim that they and other similarly situated purchasers paid too much for their vehicles and were induced to buy warranties that were not honored and otherwise proved worthless. Plaintiffs allege that defendants reaped considerable profits through fraudulent sales methods; by refusing to make warrantied repairs; and by engaging in usurious repossession and resale practices. Plaintiffs allege that these practices were part of a business plan that originated with the franchisor-defendants and was purchased and employed by the franchisee-defendants. It appears that the principal basis for naming the MetaBank Defendants is that they loaned money to finance some of the defendants' business operations, purportedly with some degree of knowledge about the defendants' allegedly abusive consumer practices.

         The complaints allege that the described transactions are typical of defendants' business and were part of a deliberate scheme directed primarily at Native American customers. The complaints allege that the franchisee-defendants engaged in coercive, fraudulent and other illegal activities in connection with the automobile sales, and each seeks to state claims for: (1) breach of express warranty; (2) breach of implied warranty of merchantability; (3) deceit/fraud; (4) violation of applicable deceptive trade laws; (5) breach of the implied covenant of good faith and fair dealing; (6) conversion; (7) civil conspiracy under tribal and state common law; (8) negligent hiring, training and supervision of employees; (9) violation of the Federal Equal Credit Opportunity Act; (10) invasion of privacy; (11) violation of the Racketeer Influenced and Corrupt Organizations Act (RICO); (12) violation of the Magnuson-Moss Act; (13) violation of the Federal Truth and Lending Act's (TILA) Three Day Rescission Period; and (14) violation of TILA's Disclosure of Finance Cost Requirement.

         In addition to seeking certification as a class, plaintiffs seek cancellation of the automobile purchase contracts; monetary damages including the initial purchase price warranty charges, finance costs and related repossession and other charges; costs of allegedly warrantied repairs that were not made by defendants; consequential damages relating to the alleged wrongful repossession of vehicles and deficiency judgments associated therewith; damages for emotional and mental suffering; punitive and treble damages; and attorneys' fees. The amount of the alleged damages is not specified in the complaints.

         With respect to the first matter described under "Corporate Development in Fiscal 2005" in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 2005 in Part II, Item 7 thereof, each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any give time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of March 31, 2006, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted. A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories. MetaBank denies any obligation to make the requested adjustments on these or related claims. MetaBank cannot predict at this time whether any participants will file litigation.

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

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

GENERAL

Meta Financial Group, Inc. is a bank holding company whose primary assets are MetaBank, and MetaBank West Central. The Company was incorporated in 1993 as First Midwest Financial, Inc., a unitary non-diversified savings and loan holding company and, on September 20, 1993, acquired all of the capital stock of First Federal Savings Bank of the Midwest in connection with First Federal's conversion from mutual to stock form of ownership. On September 30, 1996, the Company became a bank holding company in conjunction with the acquisition of Security State Bank. Pursuant to requisite shareholder and regulatory approvals, the Company and its banking subsidiaries consolidated their names under the "Meta-" brand as of the close of business on January 28, 2005.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2006, compared to September 30, 2005, and the consolidated results of operations for the three- and six-month periods ended March 31, 2006, compared to the three- and six-month periods ended March 31, 2005. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2005.

CORPORATE DEVELOPMENTS AND OVERVIEW

The Company continues to emphasize expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa. The Company completed construction of its fourth branch office in the Sioux Falls market in late 2005, and has now begun construction of a fifth branch in the Des Moines market in 2006.

As previously disclosed in its Form 8-K filing on June 24, 2005, the Company determined that $9.8 million of its assets related to loans to three companies involved in auto sales, service, and financing, and their principal owner were impaired under generally accepted accounting principles. The Company has taken possession of and liquidated nearly all of the assets of these firms. At this time, the Company believes its range of potential loss in this transaction, previously disclosed in its Form 8-K filing on August 15, 2005 at between $1.90 million to $4.88 million, is accurate, and that an adequate allowance has been established for this potential loss.

The Company also disclosed in its August 15, 2005 Form 8-K filing that it anticipated future cash expenditures of between $250,000 and $500,000 related to the impairment charge. In its Form 8-K/A filing on January 24, 2006, the Company disclosed that its original estimate of future cash expenditures was too low, and revised its estimate to between $750,000 and $1.1 million. At this time, the Company believes this estimated expenditure range remains accurate.

The Company disclosed in its Form 8-K filing on March 16, 2006 that its wholly-owned subsidiary MetaBank entered into a settlement agreement with one of the participants in the aforementioned auto lending relationship. MetaBank and the participant agreed to resolve all disputes related to the participation loan in exchange for MetaBank re-purchasing $461,000 of the outstanding loan amount. See Footnote 9 and Part II, Item 1. Legal Proceedings, herein.

The Meta Payment Systems (MPS) division generated net income of $356,000, or $0.14 per diluted share, for the quarter ended March 31, 2006, and $851,000, or $0.34 per diluted share, for the six-month period ended March 31, 2006. Since inception, the division has sustained a net loss of $447,000.

FINANCIAL CONDITION

As of March 31, 2006, Meta Financial Group had assets totaling $745.4 million, compared to $776.3 million at September 30, 2005. The reduction in total assets of $30.9 million, or 4.0%, reflects the Company's planned strategy to reduce the level of lower yielding investment securities and pay off higher costing wholesale borrowings. Investment and mortgage-backed securities totaled $231.6 million at March 31, 2006, compared to $268.4 million at September 30, 2005, reflecting a decrease of $36.8 million, or 13.7%. Similarly, advances from the Federal Home Loan Bank of Des Moines, and other wholesale borrowings, declined $34.3 million, or 18.0%, from $190.5 million at September 30, 2005 to $156.2 million at March 31, 2006.

Loans receivable before allowance for loan losses totaled $431.7 million as of March 31, 2006, a decrease of $15.7 million from $447.4 million at September 30, 2005. Most of this decrease is the result of pay downs or pay offs of commercial real estate participation loans in the first fiscal quarter of 2006. Loans receivable before allowance for loan losses increased $3.7 million during the second fiscal quarter, from $428.0 million as of December 31, 2005. Management believes some of the increase in the most recent quarter results from the abatement of normal seasonal effects which tend to depress calendar year end portfolios.

The Company's deposit mix has also changed favorably. Overall deposits have remained relatively flat, decreasing by $345,000 from $540.8 million as of September 30, 2005 to $540.4 million as of March 31, 2006; however low- or no-cost demand deposits have risen $33.8 million over this same time period, and higher-costing certificates of deposit and public funds deposits have declined by approximately the same amount. The increase in demand deposits stems mainly from growth at Meta Payment Systems, while the decrease in certificates of deposit and public funds reflects management's planned strategy of reducing reliance on higher-costing funding sources.

As of March 31, 2006 the Company's shareholders' equity totaled $42.04 million, compared to $42.96 million as of September 30, 2005. The decrease of $920,000 stems largely from the increase in accumulated other comprehensive loss related to the Company's mark to market adjustment of its securities available for sale portfolio pursuant to SFAS No. 115. This loss increased $1.45 million from $3.18 million at September 30, 2005 to $4.63 million at March 31, 2006. Common stock dividends totaling $652,000 also contributed to the decrease, offset by net income of $777,000. Both of the company's banking subsidiaries, MetaBank and MetaBank West Central, meet regulatory requirements for classification as well-capitalized institutions.

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

At March 31, 2006, the Company had loans delinquent 30 days and over totaling $15.8 million, or 3.66% of total loans, compared to $1.9 million, or 0.42% of total loans, at September 30, 2005, and $9.8 million, or 2.23% of total loans at December 31, 2005. Subsequent to the end of the quarter, one of the Company's commercial loans, which had been delinquent over 90 days, paid off in full including all principal and interest amounts due. The total loan balance was just under $4.0 million. Adjusting the Company's delinquent loan amounts for this payoff would show total loans delinquent 30 days and over totaling $11.9 million, or 2.77% of total loans. The increase in delinquent loans is primarily the result of four large commercial loans totaling $10.9 million. The Company believes it is well secured on these assets, and that the level of allowance for loan losses adequately reflects potential risks related to these loans. The Company has monitored the increase in delinquent loans since the beginning of the fiscal year, and does not believe the increase in loan delinquencies is indicative of a downward trend in credit quality, namely because the increase is concentrated in a few large loans. Nevertheless, the Company continues to monitor closely all developments in its loan portfolio.

At March 31, 2006, there were three commercial and multi-family real estate loans totaling $7.0 million, or 1.63% of total loans, delinquent 30 days and over. This compares to no delinquent loans in this category as of September 30, 2005. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans. These loans are being closely monitored by management, however, there can be no assurance that all loans will be fully collectible.

At March 31, 2006, commercial business loans delinquent 30 days and over totaled $6.7 million, or 1.55% of total loans. This compares to $1.5 million, or 0.32% of total loans, at September 30, 2005. Commercial business lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made. The success of the loan may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general environment. Although management believes the Company's portfolio of commercial business loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

At March 31, 2006, agricultural operating loans delinquent 30 days and over totaled $1.2 million, or 0.29% of the total loan portfolio as compared to $234,000, or 0.05% of total loans at September 30, 2005. Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices. Although management believes the Company's portfolio of agricultural real estate and operating loans is well structured and adequately secured, there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of the Company's non-performing assets. The Company's restructured loans (which involved forgiving a portion of the interest or principal on the loan or making loans at a rate materially less than market rates) are included in the table and were performing pursuant to their terms at the date shown. Foreclosed assets include assets acquired in settlement of loans.

                                              March 31, 2006  September 30, 2005
                                              --------------  ------------------
(Dollars in thousands)
Non-accruing loans:
      One- to four-family                         $      125         $       54
      Construction                                       450                 --
      Commercial and multi-family                      1,214                 --
      Agricultural real estate                            --                 --
      Consumer                                            18                  1
      Agricultural operating                             185                218
      Commercial business (1)                          4,667                404
                                                  ----------         ----------
Total non-accruing loans                               6,659                677
      Accruing loans delinquent 90 days or more           --                 --
                                                  ----------         ----------
Total non-performing loans                             6,659                677

Restructured loans:
      Consumer                                            --                 --
      Agricultural operating                              --                  7
      Commercial business                                 --                 --
                                                  ----------         ----------
Total  restructured loans                                 --                  7

Foreclosed assets:
      One-to four family                                  23                 --
      Commercial and multi-family                         35              1,841
      Consumer                                             3                 --
      Agricultural operating                              --                 --
      Commercial business                                 --              2,865
                                                  ----------         ----------
Total foreclosed assets                                   61              4,706
                                                  ----------         ----------

      Total non-performing assets                 $    6,720         $    5,390
                                                  ==========         ==========
      Total as a percentage of total assets             0.90%              0.69%
                                                  ==========         ==========

       (1) March includes a $3,964 commercial business loan which paid off subsequent to quarter end.

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

On the basis of management's review of its loans and other assets, at March 31, 2006, the Company had classified a total of $6.2 million of its assets as substandard, $468,000 as doubtful and none as loss. This compares to classifications at September 30, 2005 of $10.5 million substandard, $248,000 doubtful and none as loss.

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

At March 31, 2006,  the Company has  established  an  allowance  for loan losses totaling $6.0 million compared to $7.2 million at September 30, 2005. The allowance represented approximately 90% of the total non-performing loans at March 31, 2006. Adjusting for the aforementioned delinquent loan which paid off subsequent to quarter end, the allowance to would represent approximately 218% of total non-performing loans. The allowance at September 30, 2005 represented approximately 1,067% of the total non-performing loans at that date.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three-and six-month periods ended March 31, 2006 and March 31, 2005:

                                             Three Months Ended     Six Months Ended
                                                  March 31,             March 31,
                                                  ---------             ---------
(Dollars in thousands)                         2006       2005       2006       2005
----------------------                         ----       ----       ----       ----
Beginning balance                            $ 7,257    $ 5,540    $ 7,222    $ 5,371
Provision charged (credited) to operations      (350)       257       (309)       434
Loans charged-off                             (1,108)        (1)    (1,116)       (12)
Recoveries                                       199          1        201          4
                                             -------    -------    -------    -------
Ending balance                               $ 5,998    $ 5,797    $ 5,998    $ 5,797
                                             =======    =======    =======    =======

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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Non-performing Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both March 31, 2006 and September 30, 2005 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General. For the three months ended March 31, 2006, the Company recorded net income of $261,000, or $0.10 per diluted share, compared to net income of $399,000, or $0.16 per diluted share, for the same period in 2005. Earnings in the current period were positively impacted by a negative provision for loan loss and higher non-interest income, due primarily to large increases in card fees, offset by higher compensation, legal and consulting, and other expenses. For the second fiscal quarter of 2006, Meta Payment Systems, a separate reportable segment, recorded net income of $356,000, or $0.14 per diluted share, compared to a loss of $345,000, or $0.14 per diluted share for the second fiscal quarter of 2005. For the six-month period ended March 31, 2006, Meta Payment Systems recorded net income of $851,000, or $0.34 per diluted share, compared to a loss of $715,000, or $0.28 per diluted share, for the six-month period ended March 31, 2005.

Net interest income. For the second quarter of fiscal 2006, net interest income totaled $4.989 million, which was the same as the second fiscal quarter of 2005. Average earning assets for the three-month period ended March 31, 2006 were $701.7 million, compared to $762.8 million for the same period one year earlier, a reduction of $61.1 million. Flat net interest income, coupled with a smaller balance sheet resulted in an increase in net interest margin improvement of 0.23% from 2.64% in the second fiscal quarter of 2005 to 2.87% in the second fiscal quarter of 2006.

Net interest income for the first six months of fiscal year 2006 totaled $9.709 million, compared to $9.676 million over the same period in fiscal year 2005, reflecting an increase of $33,000. Similarly, average earning assets for the six-month period ended March 31, 2006 were $707.9 million, compared to $756.2 million for the same period one year earlier, a reduction of $48.3 million. Again, the combination of relatively flat net interest income and a smaller balance sheet resulted in net interest margin improvement of 0.18% from 2.58% for the first six months of fiscal year 2005 to 2.76% for the first six months of fiscal year 2006.

The primary driver of the Company's higher net interest margin has been the improvement of the Company's funding mix toward low- or no-cost demand deposits and away from higher costing time and public funds deposits. Similarly, the decrease in wholesale borrowings and investments has improved the Company's capital and risk profile, while reducing reliance on lower spread assets and funding vehicles.

The following table presents the Company's average interest earning assets, interest bearing liabilities, net interest spread, and net interest margin for the three-month periods ended March 31, 2006 and March 31, 2005, respectively.

                                                         2006                                     2005
                                           Average                  Annualized      Average                 Annualized
(Dollars in thousands)                     Balance      Interest    Yield/Rate      Balance     Interest    Yield/Rate
----------------------                     -------      --------    ----------      -------     --------    ----------
Interest-earning assets:
     Loans receivable                     $  424,645   $    7,466         7.12%   $  427,186   $    7,339         6.96%
     Mortgage-backed securities              190,108        1,822         3.83       284,302        2,654         3.73
     Other investment securities              79,965          852         4.26        40,580          303         2.99
     FHLB stock                                6,998           55         3.14        10,734           77         2.87
                                          ----------   ----------   ----------    ----------   ----------   ----------
Total interest-earning assets             $  701,716   $   10,195         5.86%   $  762,802   $   10,373         5.49%
Non-interest-earning assets                   48,696                                  34,539
                                          ----------                              ----------
Total assets                              $  750,412                              $  797,341
                                          ==========                              ==========
Non-interest bearing deposits             $  139,127           --           --    $   26,412           --           --
Interest-bearing liabilities:
     NOW and money markets                $  117,729   $      800         2.76%   $  108,385   $      359         1.34%
     Savings deposits                         54,490          381         2.84        55,749          335         2.44
     Time deposits                           235,908        2,155         3.70       278,487        2,209         3.22
     FHLB advances                           132,252        1,523         4.61       239,468        2,106         3.52
     Other borrowings                         25,657          347         5.41        40,039          375         3.75
                                          ----------   ----------   ----------    ----------   ----------   ----------
Total interest-bearing liabilities        $  566,036   $    5,206         3.71%   $  722,128   $    5,384         3.00%
Total deposits and
interest-bearing liabilities              $  705,163   $    5,206         2.98%   $  748,540   $    5,384         2.90%
Other non-interest bearing
liabilities                                    3,016                                   2,711
                                          ----------                              ----------
Total liabilities                         $  708,179                              $  751,251
Stockholders' equity                          42,233                                  46,090
Total liabilities and
stockholders' equity                      $  750,412                              $  797,341
                                          ==========                              ==========
Net interest income and net                            $    4,989         2.89%                $    4,989         2.59%
interest rate spread including
non-interest bearing deposits
                                                       ==========   ==========                 ==========   ==========
Net interest margin                                                       2.87%                                   2.64%
                                                                    ==========                              ==========

The following table presents the Company's average interest earning assets, interest bearing liabilities, net interest spread, and net interest margin for the six-month periods ended March 31, 2006 and March 31, 2005, respectively.

                                                       2006                                          2005
                                        Average                   Annualized          Average                    Annualized
(Dollars in thousands)                  Balance      Interest     Yield/Rate          Balance      Interest      Yield/Rate
----------------------                  -------      --------     ----------          -------      --------      ----------
Interest-earning assets:
     Loans receivable                $    428,387   $     15,052           7.04%   $    419,803   $     14,099           6.73%
     Mortgage-backed securities           195,796          3,655           3.73         288,920          5,329           3.69
     Other investment securities           76,136          1,540           4.05          36,820            569           3.09
     FHLB stock                             7,570            124           3.28          10,628            160           3.01
                                     ------------   ------------   ------------    ------------   ------------   ------------
Total interest-earning assets        $    707,889   $     20,371           5.77%   $    756,171   $     20,157           5.34%
Non-interest-earning assets                46,308                                        34,345
                                     ------------                                  ------------
Total assets                         $    754,197                                  $    790,516
                                     ============                                  ============
Non-interest bearing deposits        $    123,983             --             --    $     24,673             --             --
Interest-bearing liabilities:
     NOW and money markets           $    114,567   $      1,475           2.58%   $    118,403   $        807           1.37%
     Savings deposits                      57,189            805           2.82          51,614            514           2.00
     Time deposits                        245,085          4,403           3.60         282,258          4,267           3.03
     FHLB advances                        142,568          3,315           4.60         223,894          4,169           3.68
     Other borrowings                      27,978            664           4.75          41,079            724           3.52
                                     ------------   ------------   ------------    ------------   ------------   ------------
Total interest-bearing liabilities   $    587,387   $     10,662           3.62%   $    717,248   $     10,481           2.91%
Total deposits and
interest-bearing liabilities         $    711,370   $     10,662           2.99%   $    741,921   $     10,481           2.82%
Other non-interest bearing
liabilities                                   179                                         2,007
                                     ------------                                  ------------
Total liabilities                    $    711,549                                  $    743,928
Stockholders' equity                       42,648                                        46,588
Total liabilities and
stockholders' equity                 $    754,197                                  $    790,516
                                     ============                                  ============
Net interest income and net
interest rate spread including
non-interest bearing deposits                       $      9,709           2.77%                  $      9,676           2.52%
                                                    ============   ============                   ============   ============
Net interest margin                                                        2.76%                                         2.58%
                                                                   ============                                  ============

Provision for loan loss. During the second fiscal quarter of 2006 and the six months ended March 31, 2006, the Company recorded negative provisions for loan loss of $350,000 and $310,000, respectively, compared to positive loan loss provisions of $257,000 and $434,000 for the prior comparable periods. The negative provisions in the current periods resulted primarily from the Company's settlement agreement with one of the participants in its lending relationship with three entities involved in auto sales, service, and financing, and their principal owner. See "Non-Performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the three months ended March 31, 2006, non-interest income rose $1.523 million from $674,000 to $2.197 million, compared to the same period in 2005. For the six months ended March 31, 2006, non-interest income rose $2.757 million from $1.286 million to $4.043 million, compared to the same period in fiscal year 2005. The bulk of this increase resulted from increased card fee revenue from Meta Payment Systems. The revenue increase at Meta Payments stems mainly from growth in the number of outstanding prepaid debit cards. As of March 2006, the Company had over 4.3 million active prepaid debit cards, more than double the level outstanding at the beginning of the fiscal year.

Non-interest expense. Total non-interest expense for the three months ended March 31, 2006 was $7.200 million. This compares to $4.863 for the same period in 2005. For the six-month period ended March 31, 2006, total non-interest expense was $12.990 million, compared to $9.349 million for the same period in fiscal year 2005. The majority of the increases in each time period resulted from higher compensation and legal and consulting expenses.

Meta Financial Group's compensation expense for the second fiscal quarter of 2006 totaled $3.358 million, which reflected a $576,000 increase compared to the same quarter in fiscal 2005. For the first six months of fiscal year 2006, compensation expense totaled $6.626 million, which reflected an increase of $934,000 compared to the same period in fiscal year 2005. The increase was primarily the result of staff acquisition costs related to the growth at Meta Payment Systems, and the full-staffing of two de novo branch facilities in the Sioux Falls market. Other compensation costs included one time severance and recruitment expenses.

The Company's legal and consulting expenses also increased in the second fiscal quarter of 2006, rising $791,000 from $163,000 to $954,000. Approximately one half of this increase stemmed from higher expenditures related to the Company's work related to section 404 of the Sarbanes-Oxley Act, for which the Company has engaged an outside consulting firm to assist with implementation. The Company's increased legal expenses were primarily due to expenditures on matters involving or related to the aforementioned automobile related loans. For the six-month period ending March 31, 2006, legal and consulting expenses rose $1.321 million from $224,000 to $1.545 million. Approximately one half of this increase pertains to Sarbanes-Oxley section 404 implementation. Higher legal expenses relating to the aforementioned loans also contributed to the increase in expense. Through March 31, 2006, the Company has incurred over $700,000 in additional collection expenses related to the aforementioned auto lending relationships. The Company previously disclosed that its revised estimate for total cash expenditures relating to its collection efforts with respect to these loans would range between $750,000 and $1.1 million. The Company believes this expenditure estimate remains accurate at this time.

Income tax expense. Income tax expense was $75,000 for the three months ended March 31, 2006, compared to $143,000 for the same period in 2005. Income tax expense was $294,000 for the six months ended March 31, 2006 compared to $337,000 for the same period in fiscal year 2005. The decreases of $68,000 and $43,000, respectively, relate to lower taxable income in the current periods.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2006, the Company had commitments to originate and purchase loans totaling $62.4 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth MetaBank's and MetaBank WC's actual capital and required capital amounts and ratios at March 31, 2006 which, at that date, exceeded the minimum capital adequacy requirements.


                                                                                                          Minimum Requirement
                                                                                                              To Be Well
                                                                                    Minimum Requirement    Capitalized Under
                                                                                        For Capital        Prompt Corrective
                                                                   Actual            Adequacy Purposes     Action Provisions
At March 31, 2006                                               Amount  Ratio       Amount     Ratio        Amount  Ratio
-----------------                                               ------  -----       ------     -----        ------  -----
(Dollars in thousands) Total Capital (to risk weighted assets):
        MetaBank                                               $52,294  10.66%       $39,244   8.00%       $49,056  10.00%
        MetaBank WC                                              4,243  13.15          2,581   8.00          3,226  10.00
Tier 1 (Core) Capital (to risk weighted assets):
        MetaBank                                                46,524   9.48         19,622   4.00         29,433   6.00
        MetaBank WC                                              3,944  12.22          1,290   4.00          1,936   6.00
Tier 1 (Core) Capital (to average assets):
        MetaBank                                                46,524   6.64         28,033   4.00         35,041   5.00
        MetaBank WC                                              3,944   8.50          1,855   4.00          2,319   5.00
Tier 1 (Core) Capital (to adjusted total assets):
        MetaBank                                                46,524   6.66         27,937   4.00         34,921   5.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2006, the Company, MetaBank, and MetaBank WC exceeded minimum requirements for the well-capitalized category.

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

These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company's control. Such statements may address: future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services, such as those offered by the Meta Payment Systems Division; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company's financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services' laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default and managing the risks involved in the foregoing; and the risk of litigation.

The foregoing list of factors is not exclusive. Additional discussions of factors affecting the Company's business and prospects are contained in the Company's periodic filings with the SEC. The Company expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

The Company's primary objective for its investment portfolio is to provide the liquidity necessary to meet the Company's cash demands. This portfolio may also be used in the ongoing management of changes to the Company's asset/liability mix. The investment policy generally calls for funds to be invested among various categories of security types and maturities based upon the Company's need for liquidity, desire to achieve a proper balance between minimizing risk while maximizing yield, the need to provide collateral for borrowings, and to fulfill the Company's asset/liability management goals.

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

Presented below, as of March 31, 2006 and September 30, 2005, is an analysis of the Company's interest rate risk profile as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As interest rates have moved higher during this fiscal year, the Company's interest rate risk profile has shifted from one more exposed to downward rate movements as of September 30, 2005 to a more balanced position as of March 31, 2006. This shift is primarily the result of the

Company's Base Case position moving along the market value curve as rates have risen. Between September 30, 2005, and March 31, 2006, the Federal Funds rate rose 100 bp from 3.75% to 4.75%. Similarly, the 10 year Treasury yield rose 52 bp from 4.33% on September 30, 2005 to 4.85% on March 31, 2006. As a consequence, what was the Company's Base Case position at September 30, 2005 is more similar to the Company's Down 100 position as of March 31, 2006.

Some changes in company's balance sheet since September 30, 2005 have also created moderate shifts in the Company's interest rate risk profile. The decrease in mortgage-backed securities and callable wholesale borrowings has reduced the company's exposure to option risk. Additionally, the increase in non-costing deposits has served to reduce the Company's exposure to rising interest rates. As of March 31, 2006 and September 30, 2005, the Company and its subsidiaries were within the interest rate risk limits set forth by the Board of Directors and banking regulations.

                                          At March 31, 2006       At September 30, 2005
Change in Interest Rates   Board Limit    -----------------       ---------------------
    (Basis Points)          % Change    $ Change      % Change    $ Change     % Change
------------------------    --------    --------      --------    --------     --------
(Dollars in thousands)
        +200 bp               (40)%      $(3,938)        (6)%     $(1,904)       (3)%
        +100 bp               (25)        (1,032)        (2)       (  411)       (1)
   0 bp (Base Case)            --             --         --            --        --
        -100 bp               (25)        (  454)        (1)       (2,773)       (5)
        -200 bp               (40)        (3,583)        (5)       (9,183)      (16)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                           META FINANCIAL GROUP, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q

Item 1.       Legal   Proceedings  - On June 11, 2004,  the Sioux  Falls  School
              -------------------
              District filed suit in the Second Judicial Circuit Court alleging that MetaBank, a wholly-owned subsidiary of the Company, improperly allowed funds, which belonged to the school district, to be deposited into, and subsequently withdrawn from, a corporate account established by an employee of the school district. The school district is seeking in excess of $600,000. MetaBank has submitted the claim to its insurance carrier, and is working with counsel to vigorously contest the suit.

              On or about March 10, 2006, plaintiffs filed five class-action suits on behalf of themselves and all other purchasers of vehicles from Prairie Auto Group, Inc., Dan Nelson Automotive Group, Inc.'s Rapid City, South Dakota location, and other not-yet-identified auto sales entities owned or operated by defendants. The complaints are styled as follows: Ronald Archulleta, et al. v.
                                                  ------------------------------
              Prairie  Auto Group,  Inc.,  et al. - In the Tribal  Court for the
              -----------------------------------
              Oglala Sioux Tribe, Pine Ridge Indian Reservation; Cedar Around Him, et al. v. Prairie Auto Group, Inc., et al. - In the Tribal Court for the Rosebud Sioux Tribe, Rosebud Indian Reservation; Chris Dengler, et al. v. Prairie Auto Group, Inc. - Circuit Court
              -------------------------------------------------
              of the Second Judicial Circuit, Minnehaha County, South Dakota; Lucinda Janis, et al. v. Prairie Auto Group, Inc., et al. - File
              -----------------------------------------------------------
              No. C-157-04; In the Tribal Court for the Cheyenne River Sioux Indian Reservation, Eagle Butte, South Dakota; and Kali Treetop,
                                                                   -------------
              et al. v.  Prairie  Auto Group,  Inc.,  et al. - File No.  01-970;
              ---------------------------------------------
              Circuit Court for the Seventh Judicial Circuit, Pennington County, South Dakota. Except for the named plaintiffs, each of the complaints is essentially identical to the others. The nature of the allegations are the same, and the same fourteen legal claims are sought to be pled in each.

              Each complaint states that it is a "companion" to the other four and names the same defendants (approximately twenty-five) including the Registrant and affiliates thereof (the "MetaBank Defendants"). None of these complaints has yet been served on any of the MetaBank Defendants. The thrust of the complaints is that plaintiffs allegedly suffered damages as a result of a scheme by defendants to use fraudulent statements, misrepresentations and omissions to sell vehicles and extended warranties to plaintiffs. Plaintiffs claim that they and other similarly situated purchasers paid too much for their vehicles and were induced to buy warranties that were not honored and otherwise proved worthless. Plaintiffs allege that defendants reaped considerable profits through fraudulent sales methods; by refusing to make warrantied repairs; and by engaging in usurious repossession and resale practices. Plaintiffs allege that these practices were part of a business plan that originated with the franchisor-defendants and was purchased and employed by the franchisee-defendants. It appears that the principal basis for naming the MetaBank Defendants is that they loaned money to finance some of the defendants' business operations, purportedly with some degree of knowledge about the defendants' allegedly abusive consumer practices.

              The complaints allege that the described transactions are typical of defendants' business and were part of a deliberate scheme directed primarily at Native American customers. The complaints allege that the franchisee-defendants engaged in coercive, fraudulent and other illegal activities in connection with the automobile sales, and each seeks to state claims for: (1) breach of express warranty; (2) breach of implied warranty of merchantability; (3) deceit/fraud; (4) violation of applicable deceptive trade laws; (5) breach of the implied covenant of good faith and fair dealing; (6) conversion; (7) civil conspiracy under tribal and state common law; (8) negligent hiring, training and supervision of employees; (9) violation of the Federal Equal Credit Opportunity Act; (10) invasion of privacy; (11) violation of the Racketeer Influenced and Corrupt Organizations Act (RICO);
              (12)
              violation of the Magnuson-Moss Act; (13) violation of the Federal Truth and Lending Act's (TILA) Three Day Rescission Period; and
              (14) violation of TILA's Disclosure of Finance Cost Requirement.

              In addition to seeking certification as a class, plaintiffs seek cancellation of the automobile purchase contracts; monetary damages including the initial purchase price warranty charges, finance costs and related repossession and other charges; costs of allegedly warrantied repairs that were not made by defendants; consequential damages relating to the alleged wrongful repossession of vehicles and deficiency judgments associated therewith; damages for emotional and mental suffering; punitive and treble damages; and attorneys' fees. The amount of the alleged damages is not specified in the complaints.

              With respect to the first matter described under "Corporate Development in Fiscal 2005" in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 2005 in Part II, Item 7 thereof, each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any give time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of March 31, 2006, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted. A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories. MetaBank denies any obligation to make the requested adjustments on these or related claims. MetaBank cannot predict at this time whether any participants will file litigation.

              There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


Item 1.A.     Risk Factors - Other than the risk factors described below,  there
              ------------
              have been no material changes from those described in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the period ended September 30, 2005.

              On March 15, 2006, the Federal Housing Finance Board, the federal regulator of the 12 Federal Home Loan Banks, published for comment a proposal that would (i) establish a minimum retained earnings requirement for each Federal Home Loan Bank, (ii) limit the amount of excess stock that a Bank could have outstanding, and (iii) impose new restrictions on the timing and form of dividend payment. If adopted, dividends paid to the Company by the FHLB of Des Moines, of which the Company is a member, could be reduced, thereby negatively impacting the Company's earnings.

              In connection with the previously disclosed bankruptcy of certain borrowers of MetaBank, MetaBank has experienced loan losses, which have, in part, been passed on to various entities that participated with MetaBank, which was the lead lender at the time the loans were made. Several of the participant banks have recently contended, over and above the allocation issue raised by the participants and described in previous filings of the
              Registrant, that MetaBank owes such participants additional monies, and have threatened MetaBank with legal action if such amounts are not paid. In addition, five lawsuits, all containing virtually identical allegations to each of the others, have been filed naming several defendants, including MetaBank and affiliates, on behalf of the purchasers of automobiles from the borrowers. It is contended by the plaintiffs in these five lawsuits that MetaBank and its affiliates conspired with the borrowers to defraud such purchasers. See Footnote 9 to the

              Financial Statements and Part II - Other Information, Item 1. Legal Proceedings herein. If the Company is forced to defend itself against this pending and threatened litigation, the Company would incur additional legal expenses, which cannot be reasonably estimated, but would affect overall profitability.

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds - None
              ----------------------------------------------------------

Item 3.       Defaults Upon Senior Securities - None
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders - None
              ---------------------------------------------------

Item 5.       Other Information - None
              -----------------

Item 6.       Exhibits
              --------

              (a)  Exhibits:
                   10.12   Settlement  Agreement  By  and  Between First Indiana
                           Bank, N.A. and MetaBank dated March 13, 2006.
                   31.1    Section 302 certification of Chief Executive Officer.
                   31.2    Section 302 certification of Chief Financial Officer.
                   32.1    Section 906 certification of Chief Executive Officer.
                   32.2    Section 906 certification of Chief Financial Officer.

                           META FINANCIAL GROUP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                META FINANCIAL GROUP, INC.



Date:   May  12, 2006      By:   /s/ J. Tyler Haahr
        --------------          ----------------------------------------------
                                J. Tyler Haahr, President,
                                and Chief Executive Officer



Date:   May  12, 2006      By:  /s/ Jonathan M. Gaiser
        -------------           ----------------------------------------------
                                Jonathan M. Gaiser, Senior Vice President,
                                Secretary, Treasurer and Chief Financial Officer