Form 10-Q
period 2006-06-30
META FINANCIAL GROUP INC
filed 2006-08-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140


                         META FINANCIAL GROUP, INC. (R)
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

         Class:                                  Outstanding at August 10, 2006:
Common Stock, $.01 par value                         2,516,655 Common Shares



                                         META FINANCIAL GROUP, INC.
                                                 FORM 10-Q

                                                   INDEX

                                                                                                      Page No.
                                                                                                      --------
Part I.   Financial Information
-------------------------------

      Item 1.     Financial Statements (unaudited):

                  Condensed Consolidated Statements of Financial Condition
                    at June 30, 2006 and September 30, 2005                                               3

                  Condensed Consolidated Statements of Operations for the Three and Nine
                    Months Ended June 30, 2006 and 2005                                                   4

                  Condensed Consolidated Statements of Comprehensive (Loss) for the
                    Three and Nine Months Ended June 30, 2006 and 2005                                    5

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity for the Nine Months Ended June 30, 2006                                        6

                  Condensed Consolidated Statements of Cash Flows for the
                    Nine Months Ended June 30, 2006 and 2005                                              7

                  Notes to Condensed Consolidated Financial Statements                                    8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                  16

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk                              25

      Item 4.     Controls and Procedures                                                                27

Part II.  Other Information
---------------------------

      Item 1.     Legal Proceedings                                                                      28

      Item 1.A.   Risk Factors                                                                           30

      Item 2.     Unregistered Sales of Equity Securities and
                      Use of Proceeds                                                                    31

      Item 3.     Defaults Upon Senior Securities                                                        31

      Item 4.     Submission of Matters to a Vote of Security Holders                                    31

      Item 5.     Other Information                                                                      31

      Item 6.     Exhibits                                                                               31

      Signatures                                                                                         32



                                         META FINANCIAL GROUP, INC.
                                              AND SUBSIDIARIES
                    Condensed Consolidated Statement of Financial Condition (Unaudited)


ASSETS                                                                   June 30, 2006   September 30, 2005
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                                                  $  13,466,120      $   5,390,455
Interest-bearing deposits in other financial institutions -
  short-term (cost approximates market value)                               78,532,767          8,979,299
                                                                         --------------------------------
    Total cash and cash equivalents                                         91,998,887         14,369,754
Securities purchased under agreements to resell                              8,648,161         37,513,348
Securities available for sale                                              195,302,200        230,892,565
Loans receivable - net of allowance for loan losses of
   of $6,111,484 at June  30, 2006 and $7,222,404
   at September 30, 2005                                                   399,087,976        440,190,245
Loans held for sale                                                          1,261,009            306,000
Federal Home Loan Bank stock, at cost                                        6,197,700          8,161,000
Accrued interest receivable                                                  3,924,692          4,240,694
Premises and equipment, net                                                 16,085,939         15,126,069
Foreclosed real estate and repossessed assets                                   49,500          4,706,414
Bank owned life insurance                                                   12,919,721         12,332,337
Goodwill                                                                     3,403,019          3,403,019
Other assets                                                                 7,930,983          5,107,497
                                                                         --------------------------------

Total assets                                                             $ 746,809,787      $ 776,348,942
                                                                         ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing demand deposits                                     $ 187,327,972      $ 102,164,156
Interest-bearing checking                                                   25,471,425         33,481,270
Money market deposits                                                       79,191,919         74,632,300
Savings deposits                                                            42,303,092         62,370,483
Time certificates of deposit                                               218,772,087        268,122,096
                                                                         -------------      -------------
           Total deposits                                                  553,066,495        540,770,305
Advances from Federal Home Loan Bank                                       114,565,000        159,705,000
Securities sold under agreements to repurchase                              18,048,563         20,507,051
Subordinated debentures                                                     10,310,000         10,310,000
Advances from borrowers for taxes and insurance                                258,777            271,273
Accrued interest payable                                                       580,119            941,935
Accrued expenses and other liabilities                                       6,488,391            884,688
                                                                         --------------------------------
          Total liabilities                                                703,317,345        733,390,252
                                                                         --------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                            --                 --
Common stock, $.01 par value; 5,200,000 shares authorized,
   2,957,999 shares issued, 2,516,655 and 2,503,655 shares outstanding
   at June 30, 2006 and September 30, 2005, respectively                        29,580             29,580
Additional paid-in capital                                                  20,621,534         20,646,513
Retained earnings - substantially restricted                                36,842,776         34,557,258
Accumulated other comprehensive (loss)                                      (5,545,211)        (3,180,607)
Unearned Employee Stock Ownership Plan shares                                 (483,301)          (825,057)
Treasury stock, 441,344 and 454,344 common shares, at cost,
at June 30, 2006 and September 30, 2005, respectively                       (7,972,936)        (8,268,997)
                                                                         --------------------------------
        Total shareholders' equity                                          43,492,442         42,958,690
                                                                         --------------------------------

        Total liabilities and shareholders' equity                       $ 746,809,787      $ 776,348,942
                                                                         ================================

See Notes to Condensed Consolidated Financial Statements.


                                              META FINANCIAL GROUP, INC.
                                                   AND SUBSIDIARIES
                              Condensed Consolidated Statements of Operations (Unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                                    June 30,                       June 30,

                                                               2006            2005           2006            2005
----------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans receivable, including fees                        $  7,525,676   $  7,931,647    $ 22,577,658    $ 22,031,011
   Securities available for sale                              2,710,090      2,754,168       7,905,803       8,652,487
   Dividends on Federal Home Loan Bank stock                     78,940        126,860         202,825         286,476
                                                           ---------------------------    ----------------------------
                                                             10,314,706     10,812,675      30,686,286      30,969,974
                                                           ---------------------------    ----------------------------
Interest expense:
   Deposits                                                   3,413,981      3,106,402      10,096,827       8,694,306
   FHLB advances and other borrowings                         1,776,272      2,590,639       5,755,568       7,483,862
                                                           ---------------------------    ----------------------------
                                                              5,190,253      5,697,041      15,852,395      16,178,168
                                                           ---------------------------    ----------------------------

Net interest income                                           5,124,453      5,115,634      14,833,891      14,791,806

Provision for loan losses                                            --      4,956,000        (309,500)      5,390,500
                                                           ---------------------------    ----------------------------

Net interest income after provision for loan losses           5,124,453        159,634      15,143,391       9,401,306
                                                           ---------------------------    ----------------------------

Non-interest income:
   Deposit service charges and other fees                       336,663        340,767       1,043,096         950,505
   Gain on sales of loans, net                                   56,933         55,811         163,145         137,119
   Bank owned life insurance                                    166,992        126,645         496,510         379,936
   Gain on sales of foreclosed real estate, net                   3,382             --           6,963              --
   (Loss) on sales of securities available for sale, net             --        (20,413)             --         (19,334)
   Card fees                                                  5,058,641        373,992       7,729,890         554,971
   Other income                                                 113,298         71,893         339,261         231,252
                                                           ---------------------------    ----------------------------
           Total non-interest income                          5,735,909        948,695       9,778,865       2,234,449
                                                           ---------------------------    ----------------------------

Non-interest expense:
   Employee compensation and benefits                         3,676,323      2,923,900      10,302,039       8,615,950
   Occupancy and equipment expense                            1,081,793        931,871       3,044,739       2,693,974
   Deposit insurance premium                                     14,411         17,111          44,457          53,185
   Data processing expense                                      178,684        188,320         563,304         556,446
   Legal and consulting expense                                 850,607         87,725       2,395,689         247,728
   Card processing expense                                      469,262         59,300       1,754,691         185,030
   Other expense                                                654,172        457,301       1,810,863       1,662,465
                                                           ---------------------------    ----------------------------
           Total non-interest expense                         6,925,252      4,665,528      19,915,782      14,014,778
                                                           ---------------------------    ----------------------------

Net income (loss) before income tax expense (benefit)         3,935,110     (3,557,199)      5,006,474      (2,379,023)

Income tax expense (benefit)                                  1,452,247     (1,245,205)      1,746,810        (908,345)
                                                           ---------------------------    ----------------------------

Net income  (loss)                                            2,482,863     (2,311,994)      3,259,664      (1,470,678)
                                                           ===========================    ============================

Earnings (loss) per common share:
   Basic                                                   $       1.00   $      (0.94)   $       1.32    $      (0.60)
                                                           ===========================    ============================
   Diluted                                                         0.98          (0.94)           1.30           (0.60)
                                                           ===========================    ============================

Dividends declared per common share:                       $       0.13   $       0.13    $       0.39    $       0.39
                                                           ===========================    ============================

See Notes to Condensed Consolidated Financial Statements.


                                           META FINANCIAL GROUP INC.
                                               AND SUBSIDIARIES
                 Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                              June 30,                      June 30,

                                                         2006           2005           2006           2005
                                                     -----------    -----------    -----------    -----------

Net income (loss)                                    $ 2,482,863    $(2,311,994)   $ 3,259,664    $(1,470,678)

Other comprehensive income (loss):
             Net change in net unrealized income (loss)
                on securities available for sale      (1,249,585)     1,343,396     (3,565,069)    (2,429,750)
             Deferred income tax benefit                (338,875)       499,879     (1,200,465)      (904,111)
                                                     -----------    -----------    -----------    -----------

             Total other comprehensive income (loss)    (910,710)       843,517     (2,364,604)    (1,525,639)

Total comprehensive income (loss)                    $ 1,572,153    $(1,468,477)   $   895,060    $(2,996,317)
                                                     ===========    ===========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements.


                                                     META FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES
                           Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                                               For the Nine Months Ended June 30, 2006

                                                                             Accumulated     Unearned
                                                                                Other        Employee
                                                  Additional                Comprehensive      Stock                       Total
                                       Common      Paid-in       Retained       (Loss),      Ownership     Treasury    Shareholders'
                                       Stock       Capital       Earnings     Net of Tax    Plan Shares     Stock         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005         $    29,580  $20,646,513   $34,557,258   $(3,180,607)  $  (825,057)  $(8,268,997)  $42,958,690

Cash dividends declared on
   common stock ($.39 per share)             --           --      (974,146)           --            --            --      (974,146)

Issuance of 13,000 common shares
 from treasury stock due to
 exercise of stock options                   --     (117,889)           --            --            --       296,061       178,172

Stock compensation                           --      116,005            --            --            --            --       116,005

15,300 common shares committed to
   be released under the ESOP                --      (23,095)           --            --       341,756            --       318,661

Net change in net unrealized
   gains  and losses on securities
   available for sale, net of income
   taxes                                     --           --            --    (2,364,604)           --            --    (2,364,604)

Net income for nine months ended
  June 30, 2006                              --           --     3,259,664            --            --            --     3,259,664
Balance, June 30, 2006              $    29,580  $20,621,534   $36,842,776   $(5,545,211)  $  (483,301)  $(7,972,936)  $43,492,442



See Notes to Condensed Consolidated Financial Statements.


                                         META FINANCIAL GROUP, INC.
                                              AND SUBSIDIARIES
                         Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                Nine Months Ended June 30,
                                                                                  2006             2005
-----------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
Net income                                                                   $   3,259,664    $  (1,470,678)
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation, amortization and accretion, net                                  2,681,604        2,736,379
  Provision for loan losses                                                       (309,500)       5,390,500
  Loss on the sale of securities available for sale, net                                --           19,334
  Stock compensation                                                               116,005               --
  Net change in loans held for sale                                               (955,009)      (2,208,292)
  Gain on sales of foreclosed real estate, net                                      (6,963)              --
  Net change in accrued interest receivable                                        316,002          (47,456)
  Net change in other assets                                                    (4,516,284)        (273,701)
  Net change in accrued interest payable                                          (361,816)         545,128
  Net change in accrued expenses and other liabilities                           5,603,703         (951,339)
                                                                             ------------------------------
        Net cash provided by operating activities                                5,827,406        3,739,875

Cash flow from investing activities:
  Purchase of securities available for sale                                       (108,522)     (15,459,228)
  Proceeds from sales of securities available for sale                                  --       25,842,709
  Net change in securities purchased under agreement to resell                  28,865,188               --
  Proceeds from maturities and principal repayments of
        securities available for sale                                           29,458,124       57,174,746
  Net change in loans receivable                                                44,947,494      (61,113,569)
  Proceeds from sales of foreclosed real estate                                  4,656,914            2,500
  Change in FHLB stock                                                           1,963,300          639,200
  Purchase of premises and equipment                                            (1,894,995)      (2,904,200)
                                                                             ------------------------------
        Net cash provided by investing activities                              107,887,503        4,182,158

Cash flows from financing activities:
  Net change in noninterest-bearing demand, savings, interest-bearing
    checking, and money market demand deposits                               $  61,646,199    $   2,718,791
  Net change in time deposits                                                  (49,350,009)      29,569,920
  Net repayments of advances from Federal Home Loan Bank                       (45,140,000)     (30,820,000)
  Net change in securities sold under agreements to repurchase                  (2,458,488)      (9,010,468)
  Net change in advances from borrowers for taxes and insurance                     12,496           49,830
  Cash dividends paid                                                             (974,146)        (974,400)
  Purchase of shares by ESOP                                                            --         (684,133)
  Proceeds from exercise of stock options                                          178,172          230,414
  Purchase of treasury stock                                                            --          (25,655)
                                                                             ------------------------------
        Net cash (used in) financing activities                                (36,085,776)      (8,945,701)
                                                                             ------------------------------

Net change in cash and cash equivalents                                         77,629,133       (1,023,668)

Cash and cash equivalents at beginning of period                                14,369,754        8,936,569
                                                                             ------------------------------
Cash and cash equivalents at end of period                                   $  91,998,887    $   7,912,901
                                                                             ==============================

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                                                $  16,214,211    $  15,633,040
     Income taxes                                                                  587,224          563,911

Supplemental schedule of non-cash investing and financing activities:
  Loans transferred to foreclosed real estate                                $      49,500    $      22,028


See Notes to Condensed Consolidated Financial Statements.

                         META FINANCIAL GROUP, INC. (R)
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  accounting   policies  followed  for  interim  reporting  by  Meta
         Financial Group , Inc. ("Meta Group" or the "Company") and its consolidated subsidiaries, MetaBank, MetaBank West Central ("MetaBank WC"), Meta Trust Company ("Meta Trust"), First Services Financial Limited, and Brookings Service Corporation are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited condensed consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated statement of financial condition as of September 30, 2005, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

2.       CURRENT ACCOUNTING DEVELOPMENTS

         In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting and disclosure for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of this interpretation and believes that implementation of this standard will not have a material effect on the Company's consolidated financial position or results of operations.

3.       EARNINGS PER SHARE

         Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable pursuant to stock options agreements.

         A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three and nine months ended June 30, 2006 and 2005 is presented below.


                                                    Three Months Ended             Nine Months Ended
                                                         June 30,                      June 30,
                                                         --------                      --------
                                                    2006            2005          2006            2005
                                                    ----            ----          ----            ----
Basic earnings (loss) per common share:
Numerator:
    Net income (loss)                            $ 2,482,863    $(2,311,994)   $ 3,259,664    $(1,470,678)
                                                 ===========    ===========    ===========    ===========
Denominator:
    Weighted average common shares outstanding   $ 2,514,525    $ 2,502,521    $ 2,509,664    $ 2,496,033
    Less: Weighted average unallocated ESOP
          shares                                     (24,875)       (41,473)       (30,060)       (36,147)
                                                 -----------    -----------    -----------    -----------
    Weighted average common shares outstanding
    for basic earnings per share                 $ 2,489,650    $ 2,461,048    $ 2.479.604    $ 2,459,886
                                                 ===========    ===========    ===========    ===========

Basic earnings (loss) per common share           $      1.00    $     (0.94)   $      1.32    $     (0.60)
                                                 ===========    ===========    ===========    ===========
                                                    Three Months Ended             Nine Months Ended
                                                         June 30,                      June 30,
                                                         --------                      --------
                                                    2006            2005          2006            2005
                                                    ----            ----          ----            ----
Diluted earnings (loss) per common share:
Numerator:
    Net income (loss)                            $ 2,482,863    $(2,311,994)   $ 3,259,664    $(1,470,678)
                                                 ===========    ===========    ===========    ===========
Denominator:
    Weighted average common shares outstanding
    for basic earnings per common share          $ 2,489,650    $ 2,461,048    $ 2,479,604    $ 2,459,886
    Add: Dilutive effect of assumed exercise
         of stock options, net of tax benefits        39,886             --         34,077             --
                                                 -----------    -----------    -----------    -----------
    Weighted average common shares outstanding
    for diluted earnings per share               $ 2,529,536    $ 2,461,048    $ 2,513,681    $ 2,459,886
                                                 ===========    ===========    ===========    ===========

Diluted earnings (loss) per common share         $      0.98    $     (0.94)   $      1.30    $     (0.60)
                                                 ===========    ===========    ===========    ===========

4.       LOANS RECEIVABLE

         Loans receivable before allowance for loan losses totaled $405.2 million as of June 30, 2006, a decrease of $42.2 million from $447.4 million at September 30, 2005. Most of this decrease is the result of pay downs or pay offs of participation loans during this nine month period.

5.       INTANGIBLE ASSETS

         As of June 30, 2006 and September 30, 2005 the Company had intangible assets of $3,403,019, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three- and nine-month periods ended June 30, 2006 or 2005.

6.       DEPOSITS

         Overall deposits grew $12.3 million from $540.8 million as of September 30, 2005 to $553.1 million as of June 30, 2006. Most of this increase arose from growth in low-or no-cost demand deposits, which grew $77.2 million over this same time period. This growth has been offset by run-off of higher-cost certificates of deposit and public funds.

7.       COMMITMENTS

         At June 30, 2006 and September 30, 2005, the Company had outstanding commitments to originate and purchase loans totaling $50.4 million and $69.6 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

8.       STOCK OPTION PLAN

         Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for stock options in the Statement of Operations for the year ended September 30, 2005 or prior years, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS
         No.       123(R),       Share-Based       Payment,       using      the
         modified-prospective-transition method. Under that transition method, compensation cost recognized in the three- and nine-month periods ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on October 1, 2005, the Company's pre-tax net income for the three- and nine-month periods ended June 30, 2006 are $36,000 and $92,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25.

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

                                           Three Months       Nine Months
                                               Ended            Ended
                                           June 30, 2005    June 30, 2005
                                           -------------    -------------

    Net (loss), as reported                $  (2,311,994)   $  (1,470,678)
    Deduct:  Total employee stock-based
       compensation expense determined
       under fair value based method for
       all awards, net of tax effects            (20,098)         (67,718)
                                           -------------    -------------
    Pro forma net (loss)                   $  (2,332,092)   $  (1,538,396)
                                           =============    =============
    (Loss) per common share - basic:
       As reported                         $       (0.94)   $       (0.60)
       Pro forma                           $       (0.95)   $       (0.63)

    (Loss) per common share - diluted:
       As reported                         $       (0.94)   $       (0.60)
       Pro forma                           $       (0.95)   $       (0.63)

9.       SEGMENT INFORMATION

         An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information: a traditional banking segment consisting of its two banking subsidiaries, MetaBank and MetaBank West Central, and Meta Payment Systems(R), a division of MetaBank. MetaBank and MetaBank West Central operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. Meta Payment Systems provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid cards, issuance of credit cards, sponsorship of ATMs into the debit networks, ACH origination services and a gift card program. Other related programs are in the process of development. The remaining grouping under the caption "All Others" consists of the operations of Meta Financial Group, Inc. and Meta Trust Company. Revenues and expenses are allocated to business segments using a funds transfer pricing methodology through which excess funds or funding shortfalls at individual segments are sold to or bought from, respectively, the remaining segments. As the Company's funding mix changes between segments, net interest income at individual segments may rise or fall based on the relative size of the excess funding or funding shortfall position at any particular segment. The following tables present segment data for the Company for the three- and nine-month periods ended June 30, 2006 and June 30, 2005, respectively.


                                                                          (Unaudited)
                                              Traditional         Payment
                                                 Banking          Systems        All Others          Total
                                                 -------          -------        ----------          -----
Three months ended June 30, 2006:
    Net interest income (loss)               $   4,333,972    $     984,624    $    (194,143)   $   5,124,453
    Provision for loan losses                           --               --               --               --
    Non-interest income                            566,578        5,152,183           17,148        5,735,909
    Non-interest expense                         4,824,478        1,983,542          117,232        6,925,252
                                             -------------    -------------    -------------    -------------
    Net income (loss) before income tax
    expense                                         76,072        4,153,265         (294,227)       3,935,110

    Income tax expense (benefit)                    27,680        1,581,000         (156,433)       1,452,247
                                             -------------    -------------    -------------    -------------
    Net income (loss)                        $      48,392    $   2,572,265    $    (137,794)   $   2,482,863
                                             =============    =============    =============    =============


                                                                          (Unaudited)
                                              Traditional        Payment
                                                 Banking         Systems         All Others          Total
                                                 -------         -------         ----------          -----
    Inter-segment revenue (expense)          $    (633,233)   $     761,663    $    (128,430)              --
    Total assets                             $ 579,722,556    $ 164,973,427    $   2,113,804    $ 746,809,787
    Total deposits                           $ 393,000,079    $ 160,066,416    $          --    $ 553,066,495

Three months ended June 30, 2005:
    Net interest income (loss)               $   5,182,175    $      77,577    $    (144,118)   $   5,115,634
    Provision for loan losses                    4,956,000               --               --        4,956,000
    Non-interest income                            439,772          457,413           51,510          948,695

    Non-interest expense                         3,868,295          766,654           30,579        4,665,528
                                             -------------    -------------    -------------    -------------
    Net (loss) before income tax (benefit)      (3,202,348)        (231,664)        (123,187)      (3,557,199)
    Income tax (benefit)                        (1,092,271)         (80,000)         (72,934)      (1,245,205)
                                             -------------    -------------    -------------    -------------

    Net (loss)                               $  (2,110,077)   $     (51,664)   $     (50,253)   $  (2,311,994)

    Inter-segment revenue (expense)          $      45,595    $      80,111    $    (125,706)              --
    Total assets                             $ 750,184,896    $  16,376,892    $   2,115,281    $ 768,677,069
    Total deposits                           $ 475,920,606    $  17,948,982    $          --    $ 493,869,588


                                                                          (Unaudited)
                                              Traditional         Payment
                                                 Banking          Systems        All Others          Total
                                                 -------          -------        ----------          -----
Nine months ended June 30, 2006:
    Net interest income (loss)               $  12,373,360    $   2,976,030    $    (515,499)   $  14,833,891
    Provision for loan losses                     (309,500)              --               --         (309,500)

    Non-interest income                          1,816,153        7,891,093           71,619        9,778,865

    Non-interest expense                        13,872,122        5,415,250          628,410       19,915,782
                                             -------------    -------------    -------------    -------------
    Net income (loss) before income tax
    expense (benefit)                              626,891        5,451,873       (1,072,290)       5,006,474

    Income tax expense (benefit)                   212,956        2,029,000         (495,146)       1,746,810
                                             -------------    -------------    -------------    -------------
    Net income (loss)                        $     413,935    $   3,422,873    $    (577,144)   $   3,259,664
                                             =============    =============    =============    =============

    Inter-segment revenue (expense)          $  (1,733,090)   $   2,180,984    $    (447,894)              --
    Total assets                             $ 579,722,556    $ 164,973,427    $   2,113,804    $ 746,809,787
    Total deposits                           $ 393,000,079    $ 160,066,416    $          --    $ 553,066,495



                                                                          (Unaudited)
                                              Traditional         Payment
                                                 Banking          Systems        All Others          Total
                                                 -------          -------        ----------          -----
Nine months ended June 30, 2005:
    Net interest income (loss)               $  15,022,241    $     114,823    $    (345,258)   $  14,791,806
    Provision for loan losses                    5,390,500               --               --        5,390,500

    Non-interest income                          1,418,172          705,495          110,782        2,234,449

    Non-interest expense                        11,682,940        2,156,182          175,656       14,014,778
                                             -------------    -------------    -------------    -------------
    Net (loss) before income tax (benefit)        (633,027)      (1,335,864)        (410,132)      (2,379,023)

    Income tax (benefit)                          (204,782)        (469,000)        (234,563)        (908,345)
                                             -------------    -------------    -------------    -------------

    Net (loss)                               $    (428,245)   $    (866,864)   $     (75,569)   $  (1,470,678)
                                             =============    =============    =============    =============

    Inter-segment revenue (expense)          $     241,512    $     118,474    $    (359,986)              --
    Total assets                             $ 750,184,896    $  16,376,892    $   2,115,281    $ 768,677,069
    Total deposits                           $ 475,920,606    $  17,948,982    $          --    $ 493,869,588


10.      LEGAL PROCEEDINGS

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

         With respect to the first matter described under "Corporate Development in Fiscal 2005" in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 2005 in Part II, Item 7 thereof, each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any give time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of June 30, 2006, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted. A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories. MetaBank denies any obligation to make the requested adjustments on these or related claims. Other than as described below, MetaBank cannot predict at this time whether any of these claims will be the subject of litigation.

         During the three months ended June 30, 2006 or shortly thereafter four lawsuits were filed against the Company's MetaBank subsidiary. Three of the complaints are related to the Company's alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner. The fourth complaint alleges patent infringement. All four actions are in their infancy and materiality cannot be determined at this time. The
         Company intends, however, to vigorously defend its actions. The lawsuits are described in more detail herein at Part II - Other Information, Item 1. Legal Proceedings.

         First Midwest Bank-Deerfield Branches and Mid-Country Bank v. MetaBank (Civ. No. 06-2241). On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County, in the above titled action. The complaint alleges that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to Dan Nelson Automotive Group ("DNAG") and South Dakota Acceptance

         Corporation ("SDAC"), suffered damages exceeding $1 million as a result of MetaBank's placement and administration of the loans that were the subject of the loan participation agreements. The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114.

         First Premier Bank v. MetaBank (Civ. No. 06-2277). On July 5, 2006, First Premier Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that First Premier, a participating lender with MetaBank on a series of loans made to SDAC, has suffered damages in an as yet undetermined amount as a result of MetaBank's actions in selling to First Premier a participation in a loan made to SDAC and MetaBank's actions in administering that loan. The complaint sounds in breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, fraud, deceit, negligent misrepresentation, fraudulent misrepresentation, conversion, negligence, gross negligence, breach of fiduciary duty and unjust enrichment. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4115.

         Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230). On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A.
         Nelson, in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements. The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing.

         Subject to a reservation of rights, the Company's insurance carrier has agreed to cover the three claims described above.

         Meridian Enterprises Corporation v. Bank of America Corporation et al. (Case No. 4:06-cv-01117CDP). On July 21, 2006, Meridian Enterprises Corporation ("Meridian") filed suit against Meta Financial Group, Inc. (Meta Payment Systems division) ("Meta") and other banks and financial institutions in the U.S. District Court for the Eastern District of Missouri in the above-titled action. Meridian is the owner of U.S. Patent No. 5,025,372 (the " '372 Patent"). The complaint alleges that Meta and the co-defendants each sell, administer, process and/or sponsor an incentive program where cards are provided to participants in the incentive program that can be presented to retailers to make a purchase. The complaint further alleges, inter alia, that Meta and the co-defendants each use a computer to determine whether or not a participant's performance under the incentive program entitles the participant to an award, in which the computer also determines the amount of the award, and the amount of the award is based upon the level of the participant's performance in the incentive program. Accordingly, the complaint sounds in infringement, inducement of infringement, and contributory infringement of one or more claims of the '372 Patent.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2006, compared to September 30, 2005, and the consolidated results of operations for the three- and nine-month periods ended June 30, 2006, compared to the three- and nine-month periods ended June 30, 2005. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2005.


CORPORATE DEVELOPMENTS AND OVERVIEW

The Company continues to emphasize expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa. The Company completed construction of its fourth branch office in the Sioux Falls market in late 2005, and plans to open a fifth branch in the Des Moines market in the fall of 2006, bringing the Company's total branch network to 19.

The Company continues to experience growth in its Meta Payment Systems (MPS) division, a separate reporting segment. During the quarter ended June 30, 2006, MPS reported a non-recurring fee income item totaling $2.57 million related fees charged on a recently acquired portfolio of prepaid debit cards. Further discussion of the financial results of MPS is included below.

During the three months ended June 30, 2006 or shortly thereafter four lawsuits were filed against the Company's MetaBank subsidiary. Three of the complaints are related to the Company's alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner. The fourth complaint alleges patent infringement. All four actions are in their infancy and materiality cannot be determined at this time. The Company intends, however, to vigorously defend its actions. The lawsuits are described in more detail herein at Part II - Other Information, Item 1. Legal Proceedings.


FINANCIAL CONDITION

As of June 30, 2006, Meta Financial Group had assets totaling $746.8 million, compared to $776.3 million at September 30, 2005. The reduction in total assets of $29.5 million, or 3.8%, reflects the Company's planned strategy to reduce the level of lower yielding investment securities and pay off higher costing wholesale borrowings, public funds deposits, and certificates. Investment and mortgage-backed securities totaled $204.0 million at June 30, 2006, compared to $268.4 million at September 30, 2005, reflecting a decrease of $64.4 million, or 24.0%. Similarly, advances from the Federal Home Loan Bank of Des Moines, and other wholesale borrowings, declined $47.6 million, or 25.0%, from $190.5 million at September 30, 2005 to $142.9 million at June 30, 2006.

Loans receivable before allowance for loan losses totaled $405.2 million as of June 30, 2006, a decrease of $42.2 million from $447.4 million at September 30, 2005. Most of this decrease is the result of pay downs or pay offs of participation loans.

The Company's deposit mix has also changed favorably. Total deposits grew $12.3 million from $540.8 million as of September 30, 2005 to $553.1 million as of June 30, 2006. Low or no-cost demand deposits grew $77.2 million during this time period, which was partially offset by declines in higher-cost certificates of deposit and public funds deposits. The increase in demand deposits stems mainly from growth at Meta Payment Systems, while the decrease in certificates of deposit and public funds reflects management's planned strategy of reducing reliance on higher-costing funding sources.

As of June 30, 2006 the Company's shareholders' equity totaled $43.5 million, compared to $43.0 million as of September 30, 2005. The increase of $0.5 million pertains to increases in retained earnings from net income, offset by common stock dividends and a negative change in the accumulated other comprehensive loss on the Company's available for sale securities portfolio. Both of the company's banking subsidiaries, MetaBank and MetaBank West Central, meet regulatory requirements for classification as well-capitalized institutions.


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

At June 30, 2006, the Company had loans delinquent 30 days and over totaling $9.4 million, or 2.35% of total loans, compared to $1.9 million, or 0.42% of total loans, at September 30, 2005, and $15.8 million, or 3.66% of total loans at March 31, 2006. The increase in delinquent loans since September is concentrated in a few large commercial credits. The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans. The Company has monitored the increase in delinquent loans since the beginning of the fiscal year, and does not believe the increase in loan delinquencies is indicative of a downward trend in credit quality because the increase is concentrated in a few large loans. Additionally, several of the loans which were delinquent at the end of the second fiscal quarter were paid off or brought current during the third fiscal quarter. Nevertheless, the Company continues to monitor closely all developments in its loan portfolio.

At June 30, 2006, commercial and multi-family real estate loans delinquent 30 days and over totaled $3.8 million, or 0.96% of total loans. This compares to no delinquent loans in this category as of September 30, 2005 and $7.0 million, or 1.63% of total loans at March 31, 2006. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans. The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible.

At June 30, 2006, commercial business loans delinquent 30 days and over totaled $5.2 million, or 1.29% of total loans. This compares to $1.5 million, or 0.32% of total loans, at September 30, 2005, and $6.7 million, or 1.55% of total loans, at March 31, 2006. Commercial business lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made. The success of the loan may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general environment. The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible.

At June 30, 2006, there were no agricultural operating loans delinquent 30 days and over. This compares to $234,000, or 0.05% of total loans at September 30, 2005, and $1.2 million, or 0.29% of total loans at March 31, 2006. Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices.

The table below sets forth the amounts and categories of the Company's non-performing assets. Foreclosed assets include assets acquired in settlement of loans.

                                           June 30, 2006    September 30, 2005
 (Dollars in thousands)
Non-accruing loans:
      One- to four-family                         $   91                $   54
      Construction                                   243                    --
      Commercial and multi-family                     --                    --
      Agricultural real estate                        --                    --
      Consumer                                        --                     1
      Agricultural operating                          --                   218
      Commercial business                          3,862                   404
                                                  ------                ------
Total non-accruing loans                           4,196                   677
      Accruing loans delinquent 90 days or more       --                    --
                                                  ------                ------
Total non-performing loans                         4,196                   677

Restructured loans:
      Consumer                                        --                    --
      Agricultural operating                          --                     7
      Commercial business                             --                    --
                                                  ------                ------
Total  restructured loans                             --                     7

Foreclosed assets:
      One-to four family                              15                    --
      Commercial and multi-family                     35                 1,841
      Consumer                                        --                    --
      Agricultural operating                          --                    --
      Commercial business                             --                 2,865
                                                  ------                ------
Total foreclosed assets                               50                 4,706
                                                  ------                ------

      Total non-performing assets                 $4,246                $5,390
                                                  ======                ======
      Total as a percentage of total assets         0.57%                 0.69%
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

On the basis of management's review of its loans and other assets, at June 30, 2006, the Company had classified a total of $5.0 million of its assets as substandard, $540,000 as doubtful and none as loss. This compares to classifications at September 30, 2005 of $10.5 million substandard, $248,000 doubtful and none as loss.

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

At June 30, 2006, the Company has established an allowance for loan losses totaling $6.1 million compared to $7.2 million at September 30, 2005. The allowance represents approximately 146% of the total non-performing loans at June 30, 2006. The allowance at September 30, 2005 represented approximately 1,067% of the total non-performing loans at that date.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three-and nine-month periods ended June 30, 2006 and June 30, 2005:


                                             Three Months Ended     Nine Months Ended
                                                   June 30,             June 30,
                                                   --------             --------
(Dollars in thousands)                         2006       2005       2006       2005
----------------------                         ----       ----       ----       ----
Beginning balance                            $ 5,998    $ 5,797    $ 7,222    $ 5,371
Provision charged (credited) to operations        --      4,956       (310)     5,391
Loans charged-off                                (14)    (1,300)    (1,129)    (1,313)
Recoveries                                       127        116        328        120
                                             -------    -------    -------    -------
Ending balance                               $ 6,111    $ 9,569    $ 6,111    $ 9,569
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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Non-performing Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both June 30, 2006 and September 30, 2005 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.


RESULTS OF OPERATIONS

General. For the three months ended June 30, 2006, the Company recorded net income of $2.48 million, or $0.98 per diluted share, compared to a net loss of $2.31 million, or $0.94 per diluted share, for the same period in 2005. Earnings in the current period were impacted by non-recurring and recurring fee income, partially offset by higher compensation, legal, and consulting expenses. Earnings in the prior period were reduced by a higher provision for loan losses arising from the Company's loans to three companies involved in the sales, service, and financing of automobiles. Earnings for the nine month period ended June 30, 2006 were $3.26 million, or $1.30 per diluted share, compared to a net loss of $1.47 million, or $0.60 per diluted share for the same period last year.

For the third fiscal quarter of 2006, Meta Payment Systems, a separate reportable segment, recorded net income of $2.57 million, or $1.02 per diluted share, compared to a loss of $0.15 million, or $0.06 per diluted share for the third fiscal quarter of 2005. Meta Payment Systems' results for the current period included non-recurring pre-tax fee income of $2.57 million, which is discussed below. For the nine month period ended June 30, 2006, Meta Payment Systems recorded net income of $3.42 million, or $1.36 per diluted share, compared to a loss of $0.87 million, or $0.35 per diluted share, for the nine month period ended June 30, 2005.

Net interest income. Meta Financial Group's net interest income for the third quarter of fiscal year 2006 was $5.12 million, compared to $5.12 million for the same quarter in fiscal year 2005. For the nine month period ended June 30, 2006 net interest income totaled $14.83 million compared to $14.79 million for the same period in 2005. While net interest income has remained relatively unchanged on a comparable period basis, the current period's results reflect higher margins on decreased average assets. Margin improvement has arisen from a more favorable funding mix, resulting primarily from growth in the Company's low-cost demand deposits, a decrease in low-margin wholesale investments and borrowings, and a rising interest rate environment.

The primary driver of the Company's higher net interest margin has been the improvement of the Company's funding mix toward low- or no-cost demand deposits and away from higher costing time and public funds deposits. Similarly, the decrease in wholesale borrowings and investments has improved the Company's capital and risk profile, while reducing reliance on lower spread assets and funding vehicles. Additionally, much of the Company's loan portfolio adjusts with the Prime rate of interest. As the Prime rate has increased over the past year, loan yields have risen accordingly, positively impacting the Company's margin.

The following table presents the Company's average interest earning assets, interest bearing liabilities, net interest spread, and net interest margin for the three-month periods ended June 30, 2006 and June 30, 2005, respectively.


                                                  2006                              2005
                                      Average             Annualized    Average             Annualized
(Dollars in thousands)                Balance   Interest  Yield/Rate    Balance   Interest  Yield/Rate
----------------------                -------   --------  ----------    -------   --------  ----------
Interest-earning assets:
     Loans receivable                $413,200   $  7,526       7.30%   $457,398   $  7,932       6.95%
     Mortgage-backed securities       174,566      1,667       3.82     250,616      2,418       3.86
     Other investments                105,087      1,122       4.27      35,089        463       5.28
                                     --------   --------   --------    --------   --------   --------

Total interest-earning assets        $692,853   $ 10,315       5.97%   $743,103   $ 10,813       5.83%
Non-interest-earning assets            56,364                            50,104
                                     --------                          --------
Total assets                         $749,217                          $793,207
                                     ========                          ========
Non-interest bearing deposits        $170,464         --         --    $ 31,306         --         --
Interest-bearing liabilities:
     Deposits                         386,770      3,414       3.54     466,215      3,106       2.67
     Other borrowings                 145,460      1,777       4.83     247,696      2,591       4.14
                                     --------   --------   --------    --------   --------   --------
Total interest-bearing liabilities   $532,230   $  5,191       3.89%   $713,911   $  5,697       3.18%
Total deposits and
interest-bearing liabilities         $702,694   $  5,191       2.95%   $745,217   $  5,697       3.05%
Other non-interest bearing
liabilities                             3,714                             3,355
                                     --------                          --------
Total liabilities                    $706,408                          $748,572
Stockholders' equity                   42,809                            44,635
Total liabilities and
stockholders' equity                 $749,217                          $793,207
                                     ========                          ========
Net interest income and net
interest rate spread including
non-interest bearing deposits                   $  5,124       3.02%              $  5,116       2.78%
                                                ========    ========              ========   ========
Net interest margin                                            2.97%                             2.78%
                                                            ========                         ========

The following table presents the Company's average interest earning assets, interest bearing liabilities, net interest spread, and net interest margin for the nine-month periods ended June 30, 2006 and June 30, 2005, respectively.


                                                  2006                              2005
                                      Average             Annualized    Average             Annualized
(Dollars in thousands)                Balance   Interest  Yield/Rate    Balance   Interest  Yield/Rate
----------------------                -------   --------  ----------    -------   --------  ----------
Interest-earning assets:
     Loans receivable                $423,325   $ 22,578       7.13%   $440,359   $ 22,031       6.69%
     Mortgage-backed securities       188,719      5,322       3.76     271,865      7,747       3.80
     Other investments                 90,833      2,786       4.09      36,478      1,192       4.36
                                     --------   --------   --------    --------   --------   --------
Total interest-earning assets        $702,877   $ 30,686       5.83%   $748,702   $ 30,970       5.53%
Non-interest-earning assets            49,660                            47,958
                                     --------                          --------
Total assets                         $752,537                          $796,660
                                     ========                          ========
Non-interest bearing deposits        $139,477         --         --    $ 26,978         --         --
Interest-bearing liabilities:
     Deposits                         406,817     10,097       3.32     466,997      8,694       2.49
     Other borrowings                 162,184      5,755       4.68     253,613      7,484       3.89
                                     --------   --------   --------    --------   --------   --------
Total interest-bearing liabilities   $569,001   $ 15,852       3.71%   $720,610   $ 16,178       2.98%
Total deposits and
interest-bearing liabilities         $708,478   $ 15,852       2.98%   $747,588   $ 16,178       2.87%
Other non-interest bearing
liabilities                             1,357                             3,300
                                     --------                          --------
Total liabilities                    $709,835                          $750,888
Stockholders' equity                   42,702                            45,772
Total liabilities and
stockholders' equity                 $752,537                          $796,660
                                     ========                          ========
Net interest income and net
interest rate spread including
non-interest bearing deposits                   $ 14,834       2.85%              $ 14,792       2.66%
                                                ========    ========              ========   ========
Net interest margin                                            2.83%                             2.65%
                                                            ========                         ========

Provision for loan loss. During the third fiscal quarter of 2006, Meta Financial Group recorded no provision for loan losses. During the third fiscal quarter of 2005, the Company recorded a provision for loan losses of $4.96 million stemming primarily from loans to three companies involved in the sales, service, and financing of automobiles.
During the nine month period ended June 30, 2006, the Company recorded a negative loan loss provision of $0.31 million. The Company recorded a provision for loan losses of $5.39 million for the same period in 2005. See "Non-Performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the three months ended June 30, 2006, non-interest income totaled $5.74 million, compared to $0.95 million for the three months ended June 30, 2005. A large portion of the $4.79 million increase arose from non-recurring fee income at Meta Payment Systems of $2.57 million. The non-recurring income relates to charges on a purchased portfolio of prepaid debit cards. Absent this non-recurring item, non-interest income for the third fiscal quarter of 2006 totaled $3.17 million, compared to $0.95 million for the same period in 2005. The majority of this increase relates to card fee income from Meta Payment Systems, and is attributable to the significant growth in that division. For the nine months ended June 30, 2006, non-interest income totaled $9.78 million, compared to $2.23 million for the same period in 2005. As of June 2006, the Company had over 5.2 million active prepaid debit cards.

Non-interest expense. Non-interest expense for the third fiscal quarter of 2006 totaled $6.92 million, compared to $4.66 million for the same quarter in fiscal year 2005. Higher compensation expense, card processing expense, and legal and consulting expense were the main contributors to this increase. For the nine months ended June 30,2006, non-interest expense totaled $19.92 million, compared to $14.01 million for the same period in the prior year.

The Company's compensation expense for the third fiscal quarter of 2006 totaled $3.68 million, which reflected a $0.75 million increase compared to the same quarter in fiscal 2005. For the first nine months of fiscal year 2006, compensation expense totaled $10.30 million, which reflected an increase of $1.69 million compared to the same period in fiscal year 2005. The increase was primarily the result of staff acquisition costs and recruitment expenses related to the growth at Meta Payment Systems, non-recurring severance expenses, and the full-staffing of two de novo branch facilities in the Sioux Falls market.

The Company also incurred higher legal and consulting expenses in the third fiscal quarter of 2006. These expenses rose $0.76 million from $0.09 million in the third fiscal quarter of 2005 to $0.85 million. The vast majority of the increase in the third quarter arose from consulting work related to section 404 of the Sarbanes-Oxley Act. The Company has contracted with an outside consulting firm to complete its internal audit work and implementation work relating to the Sarbanes-Oxley Act. These expenses are not expected to continue at this level over the long-term. For the nine month period ended June 30, 2006, legal and consulting expenses rose $2.15 million from $0.25 million for the same period in fiscal year 2005 to $2.40 million. In addition to higher consulting expenses from Sarbanes-Oxley implementation, the Company also incurred higher legal expenses related to the aforementioned auto-related loans. The Company has been named in several lawsuits by participant banks related to these loans, and the Company is vigorously defending these claims. See "Legal Proceedings" herein. At this time, the Company continues to expect that total cash expenditures on collection efforts related to these loans will range between $750,000 and $1,100,000.

Income tax expense. Income tax expense was $1.45 million for the three months ended June 30, 2006, compared to a net benefit of $1.24 million for the same period in 2005. Income tax expense for the nine-month period ended June 30, 2006 was $1.75 million, compared to a net benefit of $0.91 million for the same period in fiscal year 2005.


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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2006, the Company had commitments to originate and purchase loans totaling $50.4 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth MetaBank's and MetaBank WC's actual capital and required capital amounts and ratios at June 30, 2006 which, at that date, exceeded the minimum capital adequacy requirements.


                                                                                                    Minimum Requirement
                                                                                                        To Be Well
                                                                                Minimum Requirement  Capitalized Under
                                                                                    For Capital      Prompt Corrective
                                                                  Actual        Adequacy  Purposes   Action Provisions
At June 30, 2006                                            Amount     Ratio     Amount     Ratio    Amount      Ratio
----------------                                            ------     -----     ------     -----    ------      -----
(Dollars in thousands)
MetaBank
--------
     Tier 1 (Core) Capital (to adjusted total assets)      $48,550      6.90%   $28,164      4.00%   $35,205      5.00%
     Total Risk Based Capital (to risk weighted assets)     54,441     11.21     38,842      8.00     48,553     10.00
MetaBank West Central
---------------------
     Tier 1 Capital (to average assets)                      3,993      8.93      1,788      4.00      2,235      5.00
     Tier 1 Risk Based Capital (to risk weighted assets)     3,993     13.82      1,156      4.00      1,734      6.00
     Total Risk Based Capital (to risk weighted assets)      4,285     14.83      2,312      8.00      2,889     10.00


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 2006, the Company, MetaBank, and MetaBank WC exceeded minimum requirements for the well-capitalized category.


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

These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company's control. Such statements may address: future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services, such as those offered by the Meta Payment Systems Division; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company's financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services' laws and regulations; technological changes; acquisitions; litigation; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default and managing the risks involved in the foregoing.

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

The Company emphasizes and promotes its savings, money market, and checking accounts and, subject to market conditions, certificates of deposit with maturities of three months through five years, principally from its primary market area. The checking and savings accounts tend to be less susceptible to rapid changes in interest rates. As discussed previously, the bank continues to emphasize such deposits due to their low cost as well as their relative stability in volatile interest rate environments.

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

Presented below, as of June 30, 2006 and September 30, 2005, is an analysis of the Company's interest rate risk profile as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As interest rates have moved higher during this fiscal year, the Company's interest rate risk profile has shifted from one more exposed to downward rate movements as of September 30, 2005 to a more balanced position as of June 30, 2006. This shift is primarily the result of the

Company's Base Case position moving along the market value curve as rates have risen. Between September 30, 2005, and June 30, 2006, the Federal Funds rate rose 150 bp from 3.75% to 5.25%. Similarly, the 10 year Treasury note yield rose 81 bp from 4.33% on September 30, 2005 to 5.14% on June 30, 2006. As a consequence, what was the Company's Base Case position at September 30, 2005 is more similar to the Company's Down 100 position as of June 30, 2006.

Some changes in company's balance sheet since September 30, 2005 have also created shifts in the Company's interest rate risk profile. The decrease in mortgage-backed securities and callable wholesale borrowings has reduced the company's exposure to option risk. As of June 30, 2006 and September 30, 2005, the Company and its subsidiaries were within the interest rate risk limits set forth by the Board of Directors and banking regulations.


Change in Interest Rates   Board Limit      At June 30, 2006       At September 30, 2005
------------------------   -----------      ----------------       ---------------------
    (Basis Points)          % Change     $ Change      % Change    $ Change     % Change
    --------------          --------     --------      --------    --------     --------
                                                      (Dollars in thousands)
       +200 bp                (40)%       $(3,546)        (5)%     $(1,904)        (3)%
       +100 bp                (25)         (1,291)        (2)         (411)        (1)
   0 bp (Base Case)            --              --         --            --         --
       -100 bp                (25)           (580)        (1)       (2,773)        (5)
       -200 bp                (40)         (5,342)        (7)       (9,183)       (16)


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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures were effective.


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

                           META FINANCIAL GROUP, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q

Item 1.     Legal  Proceedings  - On June  11,  2004,  the  Sioux  Falls  School
            ------------------
            District filed suit in the Second Judicial Circuit Court alleging that MetaBank, a wholly-owned subsidiary of the Company, improperly allowed funds, which belonged to the school district, to be deposited into, and subsequently withdrawn from, a corporate account established by an employee of the school district. The school district is seeking in excess of $600,000. MetaBank has submitted the claim to its insurance carrier, and is working with counsel to vigorously contest the suit.

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

            With respect to the first matter described under "Corporate Development in Fiscal 2005" in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 2005 in Part II, Item 7 thereof, each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any give time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of March 31, 2006, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted. A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories. MetaBank denies any obligation to make the requested adjustments on these or related claims. Other than as disclosed below, MetaBank cannot predict at this time whether any of these claims will be the subject of litigation.

            During the three months ended June 30, 2006 or shortly thereafter four lawsuits were filed against the Company's MetaBank subsidiary. Three of the complaints are related to the Company's alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner. The fourth complaint alleges patent infringement. All four actions are in their infancy and materiality cannot be determined at this time. The Company intends, however, to vigorously defend its actions.

            First  Midwest  Bank-Deerfield  Branches  and  Mid-Country  Bank  v.
            MetaBank (Civ. No. 06-2241). On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County, in the above titled action. The complaint alleges that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to Dan Nelson Automotive Group ("DNAG") and South Dakota Acceptance Corporation ("SDAC"), suffered damages exceeding $1 million as a result of MetaBank's placement and administration of the loans that were the subject of the loan participation agreements. The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114.

            First Premier Bank v. MetaBank (Civ. No. 06-2277). On July 5, 2006, First Premier Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that First Premier, a participating lender with MetaBank on a series of loans made to SDAC, has suffered damages in an as yet undetermined amount as a result of MetaBank's actions in selling to First Premier a participation in a loan made to SDAC and

            MetaBank's actions in administering that loan. The complaint sounds in breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, fraud, deceit, negligent misrepresentation, fraudulent misrepresentation, conversion, negligence, gross negligence, breach of fiduciary duty and unjust enrichment. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4115.

            Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230). On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements. The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing.

            Subject to a reservation of rights, our insurance carrier has agreed to cover the three claims described above.

            Meridian Enterprises Corporation v. Bank of America Corporation et al. (Case No. 4:06-cv-01117CDP). On July 21, 2006, Meridian Enterprises Corporation ("Meridian") filed suit against Meta Financial Group, Inc. (Meta Payment Systems division) ("Meta") and other banks and financial institutions in the U.S. District Court for the Eastern District of Missouri in the above-titled action. Meridian is the owner of U.S. Patent No. 5,025,372 (the " '372 Patent"). The complaint alleges that Meta and the co-defendants each sell, administer, process and/or sponsor an incentive program where cards are provided to participants in the incentive program that can be presented to retailers to make a purchase. The complaint further alleges, inter alia, that Meta and the co-defendants each use a computer to determine whether or not a participant's performance under the incentive program entitles the participant to an award, in which the computer also determines the amount of the award, and the amount of the award is based upon the level of the participant's performance in the incentive program. Accordingly, the complaint sounds in infringement, inducement of infringement, and contributory infringement of one or more claims of the '372 Patent.

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

            In connection with the previously disclosed bankruptcy of certain borrowers of MetaBank, MetaBank has experienced loan losses, which have, in part, been passed on to various entities that participated with MetaBank, which was the lead lender at the time the loans were made. Several of the participant banks have recently contended, over and above the allocation issue raised by the participants and described in previous filings of the Registrant, that MetaBank owes such participants additional monies, and have threatened MetaBank with legal action, or have already filed such legal action, to recover said monies. In addition, five lawsuits, all containing virtually identical allegations to each of the others, have been filed naming several defendants, including MetaBank and affiliates, on behalf of the purchasers of automobiles from the borrowers. It is contended by the plaintiffs in these five lawsuits that MetaBank and its affiliates conspired with the borrowers to defraud such purchasers. See Footnote 9 to the Financial Statements and Part II - Other Information, Item 1. Legal Proceedings herein. If the Company is forced to defend itself against this pending and threatened litigation, the Company would incur additional legal expenses, which cannot be reasonably estimated at this time, but would affect overall profitability.

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


                                    META FINANCIAL GROUP, INC.



Date:  August  14, 2006        By:   /s/ J. Tyler Haah
       -----------------            --------------------------------
                                    J. Tyler Haahr, President,
                                      and Chief Executive Officer



Date:  August  14, 2006        By:  /s/ Jonathan M. Gaiser
       ----------------             --------------------------------
                                    Jonathan M. Gaiser, Senior Vice President,
                                      Secretary, Treasurer, and Chief Financial
                                       Officer