Form 10-K
period 2006-09-30
META FINANCIAL GROUP INC
filed 2006-12-21
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to be file reports pursuant Section 13 and Section 15(d) of the Act.   YES ☐   NO☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check one):     Large accelerated filer   ☐     Accelerated filer    ☐     Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   YES ☒   NO

As of November 27 , 2006, there were outstanding 2,534,367 shares of the Registrant’s Common Stock.

As of March 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq System as of such date, was $40.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K — Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2006.

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held January 22, 2007.

Forward-Looking Statements

Meta Financial Group, Inc. ®, (“Meta Financial” or “the Company”) and its wholly-owned subsidiaries, MetaBank, MetaBank West Central (“MetaBank WC”) and Meta Trust, may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission, in its reports to shareholders, and in other communications, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such statements address the following subjects: future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services, such as those offered by the MetaBank’s Meta Payment Systems ® Division of MetaBank; credit quality and adequacy of the allowance for loan losses; technology; and our employees. The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including litigation) attendant thereto and the perceived overall value of these products and services by users; the impact of changes in financial services laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default and managing the risks (including litigation) involved in the foregoing.

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

General

Meta Financial is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of MetaBank and MetaBank WC. Meta Financial, on September 20, 1993, acquired all of the capital stock of MetaBank in connection with its conversion from the mutual to stock form ownership (the “Conversion”). On September 30, 1996, Meta Financial became a bank holding company for regulatory purposes upon its acquisition of MetaBank WC as discussed below. Unless the context otherwise requires, references herein to the Company include Meta Financial, MetaBank WC and MetaBank, and all subsidiaries on a consolidated basis. MetaBank and MetaBank WC may sometimes collectively be referred to as the “Banks.”

Since the Conversion, the Company has acquired several financial institutions. On March 28, 1994, Meta Financial acquired Brookings Federal Bank in Brookings, South Dakota (“Brookings Federal”). On December 29, 1995, Meta Financial acquired Iowa Savings Bank, FSB in Des Moines, Iowa (“Iowa Savings”). Brookings Federal and Iowa Savings were both merged with, and now operate as market areas of, MetaBank. On September 30, 1996, Meta Financial completed the acquisition of Central West Bancorporation (“CWB”), the holding company for MetaBank WC, which upon the merger of CWB into Meta Financial resulted in MetaBank WC becoming a stand-alone banking subsidiary of Meta Financial.

MetaBank and MetaBank WC are the only direct, active full service banking subsidiaries of Meta Financial. The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve. The Company, through the Banks, provides a full range of financial services. The principal business of MetaBank has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operating and real estate, construction, consumer and commercial business loans primarily in MetaBank’s market area. MetaBank’s lending activities have expanded in recent years to include an increased emphasis on originations of commercial and multi-family real estate loans and commercial business loans. MetaBank also purchases loan participations from time to time from other financial institutions. These loans typically are collateralized by commercial real estate and commercial businesses. In 2004, MetaBank created a division known as Meta Payment Systems (“MPS”), which issues reloadable, non-reloadable and benefit cards, sponsors non-bank owned ATMs into various debit networks, provides ACH services for corporate clients, and provides related electronic banking services. MPS also generates low- and no-cost deposits for MetaBank through its activities. The principal business of MetaBank WC has been and continues to be attracting retail deposits from the general public and investing those funds in commercial and multi-family real estate and commercial operating loans and, to a lesser extent, one- to four-family residential, consumer and agriculture loans. The Banks also purchase mortgage-backed securities and other investments permissible under applicable regulations. Meta Financial also owns Meta Trust Company (the “Trust Company”), a South Dakota trust corporation. At September 30, 2006, the Company had total assets of $741.1 million, deposits of $565.7 million, and shareholders’ equity of $45.3 million.

The Company’s revenues are derived primarily from interest on commercial and residential mortgage loans, mortgage-backed securities, commercial business loans, other investments, consumer loans, agricultural operating loans, commercial business loans, income from service charges, loan origination fees, fees generated through the activities of Meta Payment Systems, and loan servicing fee income.

The Trust Company, established in April 2002 as a South Dakota corporation and a wholly-owned subsidiary of Meta Financial, provides a full range of trust services. First Midwest Financial Capital Trust, also a wholly-owned subsidiary of Meta Financial, was established in July 2001 for the purpose of issuing trust preferred securities.

Meta Financial, the Banks and the Trust Company are subject to comprehensive regulation. See “Regulation” herein.

The home office of the Company is located at 121 East Fifth Street, Storm Lake, Iowa 50588. Its telephone number at that address is (712) 732-4117.

Market Area

MetaBank has four market areas and the Meta Payments Systems Division: Northwest Iowa (“NWI”), Brookings, Central Iowa (“CI”), and Sioux Empire (“SE”). MetaBank’s headquarters is located at 121 East Fifth Street in Storm Lake, Iowa. NWI operates a total of six offices in Storm Lake (2), Lake View, Laurens, Odebolt and Sac City, Iowa Brookings operates one office in Brookings, South Dakota. CI operates five offices in Des Moines (2), West Des Moines (2), and Urbandale, Iowa. SE operates four offices in Sioux Falls and one administrative office. The Meta Payment Systems Division of MetaBank, which provides stored value card services, ATM sponsorship services and ACH services, operates out of Sioux Falls, South Dakota. See “Meta Payment Systems Division.”

MetaBank WC operates its business through three full-service offices in Casey, Menlo and Stuart, Iowa.

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

Storm Lake is located in Iowa’s Buena Vista County approximately 150 miles northwest of Des Moines and 200 miles southwest of Minneapolis. Like much of the state of Iowa, Storm Lake and the surrounding market area are highly dependent upon farming and agricultural markets. Major employers in the area include Buena Vista Regional Medical Center, Tyson Foods, Sara Lee Foods, and Buena Vista University, which currently enrolls 1,118 full-time students at its Storm Lake campus and employs 83 full-time faculty members. The Northwest Iowa market operates two offices in Storm Lake with additional offices in Laurens, Sac City, Lake View and Odebolt.

Brookings is located in east central Brookings County, South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis. The Bank’s market area encompasses approximately a 30-mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The University had 11,377 students enrolled for the 2006 fall term and employs 1,020 full-time faculty members. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics, Twin City Fan, and Rainbow Play Systems, Inc. The Brookings market operates from an office located in downtown Brookings.

Des Moines, Iowa’s capital, is located in central Iowa. The Des Moines market area encompasses Polk County and surrounding counties. MetaBank’s Central Iowa main office is located in a high growth area just off I-80 at the intersection of two major streets in Urbandale. The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall. The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area. The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines. The Jordan Creek office is located in near Jordan Creek Town Center in West Des Moines, one of the fastest growing communities in the State of Iowa and the Greater Des Moines area. The Des Moines metro area is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices. Major employers include Principal Life Insurance Company, Des Moines Community Schools, Central Iowa Hospital Corporation, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., Wells Fargo Home Mortgage Inc., Pioneer Hi Bred International Inc., Bridgestone/Firestone, Communications Data Services Inc., and Meredith Corporation. Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University – Osteopathic Medical Center, Grand View College, AIB College of Business, and Upper Iowa University. The unemployment rate in the Des Moines metro area was 3.4% as of September 2006.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis. The Sioux Falls market area encompasses Minnehaha and Lincoln counties. Sioux Falls ranks third in a national list of top cities to start a company according to a report by Cognetics, Inc. (Kiplinger Report, April 2001). Sioux Falls received an “A+” on Zero Population Growth’s 2001 Kid-Friendly Cities Report Card, excelling in health, public safety, education, economics, environment, and community life; ranking third out of 140 cities. The city was called a “Diamond in the Rough” as a great smaller market for businesses to make a move. The magazine cited the community’s growth rates as a huge opportunity and recognized the state’s friendly tax laws. (Sales & Marketing Management April 2002.) The main branch is located at the high growth area of 57th and Western. Other branches are located at 33rd and Minnesota, the intersection of 12th and Elmwood, and on North Minnesota Avenue just north of Russell Road. Major employers in the area include Sioux Valley Hospital, Avera McKennan Hospital, John Morrell & Company, Citibank (South Dakota) NA, and Hy-Vee Food Stores. Sioux Falls is home to Augustana College with 2006 fall enrollment of 1,768 and The University of Sioux Falls with 2005 fall enrollment of 1,674. The unemployment rate in Sioux Falls was 2.4% as of September 2006.

MetaBank WC’s main office operates in Stuart, which is located in west-central Iowa on the border of Adair and Guthrie counties, approximately 40 miles west of Des Moines. MetaBank WC’s market area is highly dependent on farming and agriculture. Local businesses include Agri-Drain Corporation, Cardinal Glass, Rose Acre Farms, Wausau Supply and Schafer Systems, Inc. In addition, a large number of area residents commute to the Des Moines metro area for work. In recent years, efforts of the Midwest Partnership Corporation have resulted in significant development of new service-related businesses in the area, associated with the westward expansion of Des Moines and direct interstate highway access. Seven industrial parks exist in these two counties with rail access recently added to the Stuart area. This development provides economic diversity to MetaBank WC’s market area.

Several of the Company’s market areas are dependant on agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices. Presently, economic conditions in the agricultural sector of the Company’s market area are relatively strong. Recent rises in agricultural commodity prices will serve to offset more modest yields this year. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problems. Although there has been minimal effect observed to date, an extended period of low commodity prices or poor weather conditions could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company’s market area.

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

More recently, the Company has focused its lending activities on the origination of commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, commercial construction loans. The Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on all types of commercial lending. The Company also continues to originate one-to-four family mortgage loans, consumer loans and agriculturally related loans. The Company originates most of its loans in its primary market area. At September 30, 2006, the Company’s net loan portfolio totaled $388.8 million, or 52.5% of the Company’s total assets.

Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan. The Company has a loan committee consisting of senior lenders and Market Presidents, and is led by the Chief Lending Officer. Loans in excess of certain amounts require approval by at least two members of the loan committee, or by the Bank’s Board of Directors, which has responsibility for the overall supervision of the loan portfolio. The Company reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

At September 30, 2006, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $9.1 million, none of which has been sold to other participants. The Company had 24 other lending relationships in excess of $3.0 million as of September 30, 2006 with the average outstanding balance of such loans equal to $4.4 million. At September 30, 2006, one of these loans, with a balance of $3.6 million, was classified as “Substandard,” and another, with a balance of $4.0 million, was classified as “Special Mention.”

Loan Portfolio Composition. The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans
One- to four-family	$59,330	15.0%	$70,165	15.3%	$75,364	18.1%	$71,628	19.7%	$98,423	27.8%
Commercial and multi-family	167,590	42.2	214,049	46.9	196,774	47.2	171,791	47.2	151,806	42.9
Agricultural	16,147	4.1	15,246	3.3	12,880	3.0	11,639	3.2	12,067	3.4

Total real estate loans	243,067	61.3	299,460	65.5	285,018	68.3	255,058	70.1	262,296	74.1

Other Loans :
Consumer Loans:
Home equity	25,247	6.4	24,685	5.4	21,993	5.3	18,126	5.0	14,669	4.2
Automobile	1,930	0.5	2,497	0.5	2,975	0.7	3,271	0.9	3,287	0.9
Other(1)	3,988	1.0	4,481	1.0	5,387	1.3	5,237	1.4	5,637	1.6

Total consumer loans	31,165	7.9	31,663	6.9	30,355	7.3	26,634	7.3	23,593	6.7
Agricultural operating	30,064	7.6	24,529	5.4	21,148	5.1	22,599	6.2	25,308	7.1
Commercial business	92,385	23.2	101,772	22.2	80,515	19.3	59,468	16.4	42,844	12.1

Total other loans	153,614	38.7	157,964	34.5	132,018	31.7	108,701	29.9	91,745	25.9

Total loans	396,681	100.0%	457,424	100.0%	417,036	100.0%	363,759	100.0%	354,041	100.0%

Less:
Loans in process	1,773		9,733		7,342		8,895		7,155
Deferred fees and discounts	178		279		272		210		256
Allowance for losses	5,968		7,222		5,371		4,962		4,693

Total loans receivable, net	$388,762		$440,190		$404,051		$349,692		$341,937

____________________

(1)	Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.

	September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans
Real estate:
One- to four-family	$46,620	11.8%	$40,703	8.9%	$49,138	11.7%	$48,183	13.2%	$48,175	13.6%
Commercial and multi-family	115,573	29.1	131,273	28.7	105,001	25.2	95,976	26.4	72,658	20.5

Agricultural	9,566	2.4	7,708	1.7	5,306	1.3	5,311	1.5	5,498	1.6

Total fixed-rate real estate loans	171,759	43.3	179,684	39.3	159,445	38.2	149,470	41.1	126,331	35.7
Consumer	22,063	5.6	18,058	3.9	15,583	3.7	17,889	4.9	20,282	5.7
Agricultural operating	16,232	4.1	8,032	1.8	5,987	1.4	5,238	1.4	9,339	2.6
Commercial business	38,115	9.6	36,188	8.0	23,946	5.8	27,967	7.7	14,455	4.1

Total fixed-rate loans	248,169	62.6	241,962	52.9	204,961	49.1	200,564	55.1	170,407	48.1

Adjustable Rate Loans:
Real estate:
One- to four-family	12,710	3.2	29,462	6.5	26,226	6.3	23,445	6.5	50,248	14.2
Commercial and multi-family	52,018	13.1	82,776	18.1	91,773	22.0	75,815	20.8	79,148	22.4
Agricultural	6,580	1.7	7,538	1.6	7,574	1.8	6,328	1.7	6,569	1.9

Total adjustable-rate real estate loans	71,308	18.0	119,776	26.2	125,573	30.1	105,588	29.0	135,965	38.5
Consumer	9,102	2.3	13,605	3.0	14,772	3.5	8,745	2.4	3,311	0.9
Agricultural operating	13,832	3.5	16,497	3.6	15,161	3.6	17,361	4.8	15,969	4.5
Commercial business	54,270	13.6	65,584	14.4	56,569	13.7	31,501	8.7	28,389	8.0

Total adjustable rate loans	148,512	37.4	215,462	47.1	212,075	50.9	163,195	44.9	183,634	51.9

Total loans	396,681	100.0	457,424	100.0%	417,036	100.0%	363,759	100.0%	354,041	100.0%

Less:
Loans in process	1,773		9,733		7,342		8,895		7,155
Deferred fees and discounts	178		279		272		210		256
Allowance for losses	5,968		7,222		5,371		4,962		4,693

Total loans receivable, net	$388,762		$440,190		$404,051		$349,602		$341,937

The following table illustrates the interest rate sensitivity of the Company’s loan portfolio at September 30, 2006. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third party sources.

	Real Estate(1)		Consumer		Commercial Business		Agricultural Operating		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending September 30

2007(2)	$133,021	7.14%	$16,528	7.60%	$72,198	8.78%	$24,302	8.04%	$246,049	7.74%
2008-2009	59,506	6.31	11,566	7.26	15,121	6.73	4,349	6.85	90,542	6.53
2010 and following	50,541	6.36	3,071	7.09	5,065	6.54	1,412	6.79	60,089	6.43

______________________

(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 2006, the Company’s one- to four-family residential mortgage loan portfolio totaled $59.3 million, or 15% of the Company’s total gross loan portfolio. See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.” At September 30, 2006, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $65,000.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction. During the year ended September 30, 2006, the Company originated $1.55 million of adjustable-rate loans and $20.0 million of fixed-rate loans secured by one- to four-family residential real estate, of which approximately $6.2 million was held in portfolio. The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30-years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level. Residential loans generally do not include prepayment penalties.

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

Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market, i.e., Fannie Mae, Ginnie Mae, and Freddie Mac standards. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. The Company currently sells most, but not all, of its fixed-rate loans with terms greater than 15 years.

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

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions. At September 30, 2006, the Company’s commercial and multi-family real estate loan portfolio totaled $167.6 million, or 42% of the Company’s total gross loan portfolio. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West. See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.” The Company, in order to supplement its loan portfolio and consistent with management’s objectives to expand the Company’s commercial and multi-family loan portfolio, purchased $14.8 million, $13.0 million, and $25.7 million, of such loans during fiscal 2006, 2005 and 2004, respectively. At September 30, 2006, none of the Company’s commercial and multi-family real estate loans were non-performing. See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, and hotels. Commercial and multi-family real estate loans generally have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the security property, and are typically secured by personal guarantees of the borrowers. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans provide for a margin over a number of different indices. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

At September 30, 2006, the Company’s largest commercial and multi-family real estate loan was a $4.7 million loan secured by residential housing developments. At September 30, 2006, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $341,000.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. MetaBank believes that it may eventually exceed its 400 percent total capital limitation for nonresidential real estate loans and accordingly, has submitted a waiver request requesting OTS to grant an increase in its regulatory limit. At September 30, 2006, MetaBank’s nonresidential real estate loans totaled 268 percent of total capital.

Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. At September 30, 2006, the Company had agricultural real estate loans secured by farmland of $16.1 million or 4% of the Company’s gross loan portfolio. At the same date, $30.1 million, or 8% of the Company’s gross loan portfolio, consisted of secured loans related to agricultural operations.

Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 2006, the average outstanding principal balance of an agricultural operating loan held by the Company was $72,000. At September 30, 2006, $182,000, or 0.6%, of the Company’s agricultural operating loans were non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter. In addition, such loans generally amortize over a period of ten to 20 years. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. At September 30, 2006, none of the Company’s agricultural real estate portfolio was non-performing.

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

Consumer Lending . The Company offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. At September 30, 2006, the Company’s consumer loan portfolio totaled $31.2 million, or 8% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 2006, $22.1 million were short- and intermediate-term, fixed-rate loans, while $9.1 million were adjustable-rate loans.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2006, none of the Company’s consumer loan portfolio was non-performing.

Commercial Business Lending. The Company also originates commercial business loans. Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 2006, $92.4 million, or 23% of the Company’s total gross loan portfolio was comprised of commercial business loans.

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

The largest commercial business loan outstanding at September 30, 2006 was a $9.1 million secured by accounts receivables. The next largest commercial business loan outstanding at September 30, 2006 was a $9.0 million loan secured by all of the assets of the borrower. These loans are currently performing in accordance with their terms. At September 30, 2006, the average outstanding principal balance of a commercial business loan held by the Company was approximately $229,000.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company’s commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 2006, $3.6 million, or 3.9%, of the Company’s commercial business loan portfolio was non-performing.

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

The Company, from time to time, sells whole loans and loan participations generally without recourse. At September 30, 2006, there were no loans outstanding sold with recourse. When loans are sold the Company sometimes retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services loans that it originated and sold totaling $47.5 million at September 30, 2006, of which $22.9 million were sold to Fannie Mae and $24.6 million were sold to others.

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

The following table shows the loan origination (including undisbursed portions of loans in process), purchases and advances on purchased loans, and repayment activities of the Company for the periods indicated.

	September 30,
	2006	2005	2004
	(Dollars in Thousands)
Originations by type:
Adjustable rate:
Real estate — one- to four-family	$9,268	$13,584	$4,084
- commercial and multi-family	33,300	39,710	35,289
- agricultural real estate	565	4,500	5,418
Non-real estate — consumer	1,584	10,186	14,669
- commercial business	121,137	150,519	103,864
- agricultural operating	33,328	36,252	29,847

Total adjustable-rate	199,182	254,751	193,171

Fixed rate:
Real estate — one- to four-family	29,869	18,028	22,969
- commercial and multi-family	37,025	48,174	43,875
- agricultural real estate	7,625	—	40
Non-real estate — consumer	2,978	12,704	8,288
- commercial business	63,006	41,521	21,324
- agricultural operating	17,475	7,343	5,839

Total fixed-rate	157,978	127,770	102,335

Total loans originated	357,160	382,521	295,506

Purchases:
Real estate — one-to-four-family	599	—	—
- commercial and multi-family	14,814	12,987	25,732
Non-real estate — commercial business	52,881	26,710	13,810

Total loans	68,294	39,697	39,542
Total mortgage-backed securities	—	15,173	46,004

Total purchased	68,294	54,870	85,546

Sales and Repayments:
Sales:
Real estate — one- to four family	1,737	16,272	18,043

Non-real estate — commercial business	—	—	—

Total loans	1,737	16,272	18,043
Mortgaged-backed securities	—	25,863	—

Total sales	1,737	42,135	18,043

Repayments:
Loan principal repayments	474,976	366,867	265,934
Mortgage-backed securities repayments	40,533	75,101	88,588

Total principal repayments	515,509	441,968	354,792

Total reductions	517,246	484,103	372,835

(Decrease) in other items, net	(3,856)	(4,071)	(1,133)

Net increase (decrease)	$(95,648)	$(50,783)	$7,084

At September 30, 2006, approximately $50.8 million, or 12.8%, of the Company’s gross loan portfolio consisted of purchased loans. The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its operations. However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

The following table provides information regarding the Company’s balance of wholly purchased real estate and business loans and participations for each state in which the balance of such loans exceeded $1.0 million at September 30, 2006.

	One- to four- Family Loans		Commercial and Multi-Family		Total Purchased Loans
Location	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
				(Dollars in Thousands)

Arizona	$—	—	$7,650	3	$7,650	3
California	—	—	3,545	2	3,545	2
Florida	—	—	4,526	3	4,526	3
Iowa	14	2	16,388	25	16,402	27
Minnesota	—	—	5,377	5	5,377	5
North Carolina	1,006	5	—	—	1,006	5
South Dakota	9	2	4,285	4	4,294	6
Washington	275	1	2,501	4	2,776	5
Other states	632	30	4,544	6	5,176	36

Total	$1,936	40	48,816	52	50,752	92

Percent of loan portfolio	0.05%		12.3%		12.8%

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

The following table sets forth the Company’s loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2006.

	Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
	Number	Amount	Percent of Category	Number	Amount	Percent of Category	Number	Amount	Percent of Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	2	$186	21%	—	$—	—%	1	$31	1%
Commercial and multi-family	—	—	—	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—	—	—	—
Consumer	3	15	2	2	9	2	—	—	—
Agricultural operating	2	19	2	—	—	—	1	182	4
Commercial business	7	673	75	1	500	98	5	3,887	95

Total	14	$893	100%	3	$509	100%	7	$4,100	100%

Delinquencies 90 days and over constituted 1.09% of total gross loans and 0.58% of total assets.

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

	September 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$31	$54	$—	$156	$51
Commercial and multi-family	—	—	399	417	417
Agricultural real estate	—	—	—	—	41
Consumer	—	1	59	17	—
Agricultural operating	182	218	254	291	394
Commercial business	3,887	404	—	126	408

Total non-accruing loans	4,100	677	712	1,007	1,311

Accruing loans delinquent
90 days or more	—	—	—	—	819

Total non-performing loans	4,100	677	712	1,007	2,130

Restructured Loans:
Consumer	—	—	—	—	—
Agricultural operating	—	7	9	28	9
Commercial business	—	—	8	31	71

Total restructured loans	—	7	17	59	80

Foreclosed assets:
One- to four-family	15	—	—	—	—
Commercial real estate	35	1,841	—	912	1,310
Consumer	—	—	—	4	18
Commercial business	—	2,865	—	193	—

Total	50	4,706	—	1,109	1,328

Total non-performing assets	$4,150	$5,390	$729	$2,175	$3,538

Total as a percentage of total assets	0.56%	0.69%	0.09%	0.28%	0.58%

For the year ended September 30, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $635,000, of which none was included in interest income.

Non-accruing Loans . At September 30, 2006, the Company had $4,100 in non-accruing loans, which constituted 1.03% of the Company’s gross loan portfolio. Included in this total was a single commercial business loan, with an outstanding balance of $3.6 million, which is secured by assets of a road paving company.

Accruing Loans Delinquent 90 Days or More. At September 30, 2006, the Company has no accruing loans delinquent 90 days or more.

Other Loans of Concern. At September 30, 2006, there were loans totaling $1.3 million not included in the table above where known information about the possible credit problems of borrowers caused management to have concern as to the ability of the borrower to comply with the present loan repayment terms. This amount consisted of two one- to four-family residential mortgage loans totaling $39,000, two commercial real estate loans totaling $333,000, five commercial business loans totaling $842,000, and three consumer loans totaling $44,000 .

Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision (the “OTS”) to be of lesser quality as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted. The loans held by MetaBank WC are subject to similar classification by its regulatory authorities.

When assets are classified as either substandard or doubtful, the Banks may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When assets are classified as “loss,” the Bank is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Banks’ determinations as to the classification of their assets and the amount of their valuation allowances are subject to review by their regulatory authorities, who may order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at September 30, 2006, the Company had classified a total of $4.96 million of its assets as substandard, $447,000 as doubtful and none as loss. Included in the assets classified as substandard is $50,000 of real estate owned and other foreclosed assets.

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

Current economic conditions in the Company’s market area are generally stable. Unemployment rates remain at levels lower than the national average, and corporate profits have been firm. Over the last year, residential and commercial real estate prices have remained steady, but national trends in these areas, particularly on the East and West coasts, could eventually dampen real estate price appreciation or lead to price declines in the Company’s market area. Many economists have forecasted a slowdown in economic growth during calendar 2007. Generally, economic growth in the Company’s market area is not prone to fluctuations as great as those experienced on the national level; however a prolonged economic slowdown may affect the financial conditions and repayment capacities of the Company’s commercial and consumer borrowers. The agricultural sector in the Company’s market area is also generally stable. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problem. A prolonged decline in commodity prices, or a prolonged period of unfavorable weather conditions, however, could affect the financial conditions and repayment capacities of the Company’s agricultural borrowers. Weakness in any of the Company’s loan portfolios could create a need for the Company to increase its allowance for loan losses through increased charges to provision for loan losses.

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

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Balance at beginning of period	$7,222	$5,371	$4,962	$4,693	$3,869

Charge-offs:
One-to four family	(8)	—	(7)	(4)	(11)
Agricultural operating	—	—	—	—	(84)
Commercial and multi-family	—	(141)	—	(31)	—
Consumer	(6)	(13)	(19)	(49)	(139)
Commercial business	(1,115)	(3,623)	(83)	(29)	(86)

Total charge-offs	(1,129)	(3,777)	(109)	(113)	(320)

Recoveries:
One-to-four family	—	—	2	2	2
Consumer	5	32	25	13	39
Commercial business	324	—	2	10	4
Commercial and multi-family	—	114	—	—	—
Agricultural operating	—	—	—	7	9

Total recoveries	329	146	29	32	54

Net charge-offs	(800)	(3,631)	(80)	(81)	(266)
Additions charged (credited) to operations	(454)	5,482	489	350	1,090

Balance at end of period	$5,968	$7,222	$5,371	$4,962	$4,693

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.19%	0.83%	0.02%	.02%	.08%

Ratio of net charge-offs during the period to
average non-performing assets	13.56%	118.0%	2.26%	2.50%	4.54%

For more information on the provision for loan losses, see “Management’s Discussion and Analysis - Results of Operations” in the Annual Report.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	September 30,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$130	14.96%	$110	10.40%	$97	10.94%	$135	14.35%	$170	20.53%
Commercial and multi-family
real estate	1,482	42.25	2,370	51.74	2,834	50.27	2,512	52.57	2,665	50.15
Agricultural real estate	115	4.07	152	3.33	178	7.13	116	3.20	131	3.41
Consumer	120	7.86	422	6.92	376	7.28	344	7.32	317	6.66
Agricultural operating	219	7.58	476	5.36	478	5.07	628	6.21	639	7.15
Commercial business	3,544	23.28	3,439	22.25	1,338	19.31	1,027	16.35	663	12.10
Unallocated	358	—	253	—	70	—	200	—	108	—

Total	$5,968	100.00%	$7,222	100.00%	$5,371	100.00%	$4,962	100.00%	$4,693	100.00%

Investment Activities

General. The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company’s asset/liability management policies. The Company’s investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Bank’s Investment Committee. The Company is aware that, due to higher levels of concentration risk, the low- and no-cost checking deposits generated through MPS may carry a greater degree of liquidity risk than traditional consumer checking deposits. As a result, the Company closely monitors balances in these accounts, and maintains a portfolio of highly liquid assets to fund potential deposit outflows. To date, the Company has not experienced any inordinate or unusual outflows related to MPS, though no assurance can be given that this will continue to be the case.

As of September 30, 2006, the Company’s entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

As of September 30, 2006, investment and mortgage-backed securities with fair values of approximately $75.1 million were pledged as collateral for FHLB advances and reverse repurchase agreements. For additional information regarding the Company’s collateralization of borrowings, see Notes 9 and 10 of the Notes to Consolidated Financial Statement in the Annual Report.

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

	September 30,
	2006	2005	2004
	(Dollars in Thousands)

Investment Securities:
Trust preferred and corporate securities(1)	26,279	$25,637	$25,992
Municipal bonds	145	441	482
Equity investments	568	567	514
Freddie Mac common stock	262	226	264
Fannie Mae common stock	112	90	127
Other	109	1,013	1,053

Subtotal	27,475	27,971	28,432

FHLB and FRB stock	5,768	8,287	11,179

Total investment securities and FHLB and FRB stock	33,243	$36,258	$39,611

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and Federal
Funds sold (2)	101,948	$8,979	$7,345

___________________

(1)

Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company’s total equity. The name and the aggregate market value of securities of each individual issuer are as follows, as of September 30, 2006: Key Corp Capital I, $4.94 million; Bank Boston Capital Trust IV, $4.86 million; BankAmerica Capital III, $4.66 million; PNC Capital Trust, $4.86 million; Huntington Capital Trust II, $4.83 million.

(2)

The Company at times maintains balances in excess of insured limits at various financial institutions including the Federal Home Loan Bank of Des Moines, the Federal Reserve Bank, and other private institutions. At September 30, 2006 the Company had $79.8 million of interest bearing deposits held at the Federal Home Loan Bank of Des Moines. The Company does not believe these deposits carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2006
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Market Value
	(Dollars in Thousands)

Trust preferred and corporate
securities	$—	$1,003	$—	$25,276	$26,773	$26,279
Municipal bonds	145	—	—	—	146	145
Other	109	—	—	—	110	109

Total investment securities	$254	$1,003	$—	$25,276	$27,029	$26,533

Weighted average yield (1)	4.37%	5.70%	—%	6.31%	6.25%	6.27%

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

At September 30, 2006, the Company had mortgage-backed securities with a carrying value of $147.9 million, representing 93% of the total portfolio, which had fixed rates of interest and $10.8 million, representing 7% of the total portfolio, which had adjustable rates of interest.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2006, $85 million or 51% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	September 30,
	2006	2005	2004
	(Dollars in Thousands)

Ginnie Mae	$—	$3	$6,727
CMO	6	7	1,606
Freddie Mac	98,328	125,770	164,003
Fannie Mae	60,295	77,056	121,627
Privately Issued Mortgage Pass-Through Certificates	73	85	129

Total	$158,702	$202,921	$294,092

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2006. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

	September 30, 2006
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Mortgage-Backed Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Market Value
	(Dollars in Thousands)

CMO	$—	$—	$—	$6	$6	$6
Freddie Mac	—	87,714	—	10,615	102,145	98,328
Fannie Mae	—	59,421	—	873	63,581	60,295
Privately Issued Mortgage
Pass-Through Certificates(1)	—	—	—	73	66	73

Total investment securities	—	147,135	—	11,567	165,798	158,702

Weighted average yield	—%	4.14%	—%	4.55%	4.16%	4.16%

_________________

(1)  This security is rated Aaa by a nationally recognized rating agency.

At September 30, 2006, the contractual maturity of 7.3% of all of the Company’s mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Sources of Funds

General. The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

Borrowings, including Federal Home Loan Bank (“FHLB”) of Des Moines advances, and repurchase agreements, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of passbook savings accounts, money market savings accounts, NOW and regular checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 months. The Company only solicits deposits from its primary market area and does not currently use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits. The Company has no brokered deposits.

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

$163.1 million of the Company’s deposit portfolio is attributable to MPS. The majority of these deposits represent un-spent funds on prepaid debit cards and other stored value products and are included with non-interest-bearing demand deposits on the Company’s Consolidated Statement of Financial Condition. Generally, these deposits do not earn interest. Meta Payment Systems originates debit card programs through outside sales agents and other financial institutions. As such, these deposits carry a somewhat higher degree of liquidity risk than traditional consumer products. If a major client or card program were to leave the Bank, deposit outflows would be more significant than if the bank were to lose a more traditional customer. The Company takes this additional risk into account when planning its investment and liquidity strategies. The increase in deposits arising from MPS has also allowed the bank to reduce its reliance on higher costing certificates of deposits and public funds.

The following table sets forth the savings flows at the Company during the periods indicated.

	September 30,
	2006	2005	2004
	(Dollars in Thousands)

Opening balance	$541,042	$461,797	$435,821
Deposits	11,887,997	3,255,395	2,065,429
Withdrawals	(11,871,317)	(3,185,592)	(2,031,501)
Sale of deposit	—	—	(16,103)
Interest credited	7,988	9,442	8,151

Ending balance	$565,710	$541,042	$461,797

Net increase	$24,668	$79,245	$25,976

Percent increase	4.56%	17.16%	5.96%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:
Non-interest bearing Demand Accounts	$189,506	33.50%	$102,436	18.92%	$19,753	4.28%
Interest bearing Demand Accounts	26,828	4.74	33,481	6.19	27,657	5.99
Passbook Savings Accounts	29,869	5.28	62,371	11.52	45,666	9.89
Money Market Accounts	103,290	18.26	74,632	13.79	103,966	22.51

Total Non-Certificate	349,493	61.78	272,920	50.42	197,042	42.67

Certificates :

Variable	2,908	0.51	2,216	0.41	2,053	0.44
0.00 - 1.99%	1,379	0.24	18,791	3.47	89,602	19.40
2.00 - 3.99%	69,494	12.28	190,189	35.17	129,447	28.04
4.00 - 5.99%	142,426	25.19	52,347	9.68	32,225	6.98
6.00 - 7.99%	10	0.00	4,579	0.85	11,428	2.47

Total Certificates	216,217	38.22	268,122	49.58	264,755	57.33

Total Deposits	$565,710	100.00%	$541,042	100.00%	$461,797	100.00%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2006.

	Variable	0.00 - 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

December 31, 2006	$907	$1,193	$11,431	$19,357	$—	$32,888	15.2%
March 31, 2007	400	46	22,592	33,449	—	56,487	26.1
June 30, 2007	353	122	8,588	30,813	—	39,876	18.4
September 30, 2007	565	—	4,554	17,626	—	22,745	10.5
December 31, 2007	470	18	3,198	6,377	—	10,063	4.7
March 31, 2008	213	—	2,336	1,236	—	3,785	1.9
June 30, 2008	—	—	3,824	6,648	—	10,472	4.8
September 30, 2008	—	—	6,990	4,094	—	11,084	5.2
December 31, 2008	—	—	2,191	2,676	—	4,867	2.2
March 31, 2009	—	—	1,592	2,592	—	4,184	1.9
June 30, 2009	—	—	684	2,968	—	3,652	1.7
September 30, 2009	—	—	336	1,474	—	1,810	0.8
Thereafter	—	—	1,178	13,116	10	14,304	6.6

Total	$2,908	$1,379	$69,494	$142,426	$10	$216,217	100.0%

Percent of total	1.3%	0.6%	32.1%	66.0%	0.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2006.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$24,561	$45,258	$49,711	$52,420	$171,950

Certificates of deposit of $100,000 or more	8,327	11,229	12,910	11,801	44,267

Total certificates of deposit(1)	$32,888	$56,487	$62,621	$64,221	$216,217

_____________

(1)  Includes deposits from governmental and other public entities totaling $3.9 million.

Borrowings. Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings historically have consisted primarily of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2006, the Company had $99.6 million of advances from the FHLB of Des Moines and the ability to borrow up to an approximate additional $82.2 million. At September 30, 2006, advances totaling $25.3 million had terms to maturity of one year or less. The remaining $74.3 million had maturities ranging up to 13 years.

On July 16, 2001, the Company issued all of the 10,000 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75%, not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date to a date not earlier than July 25, 2006. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture Agreement. Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock. The trust preferred securities have been includable in the Company’s capital calculations on a limited basis since they were issued.

From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 2006, the Company had $179,000 of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities. The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into. At September 30, 2006, the Company had $15.0 million of wholesale repurchase agreements outstanding.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements and Subordinated Debentures for the periods indicated.

	September 30,
	2006	2005	2004
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$159,705	$229,300	$226,250
Repurchase agreements	20,369	33,077	58,500
Subordinated debentures	9,831	9,800	9,769

Average Balance:
FHLB advances	$126,573	$209,618	$203,135
Retail and reverse repurchase agreements	16,616	28,067	38,977
Subordinated debentures	9,816	9,784	9,754

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	September 30,
	2006	2005	2004
	(Dollars in Thousands)

FHLB advances	$99,565	$159,705	$226,250
Repurchase agreements	15,179	20,507	32,549
Subordinated debentures	9,831	9,800	9,769

Total borrowings	$124,575	$190,012	$268,568

Weighted average interest rate of FHLB advances	4.97%	4.56%	3.62%

Weighted average interest rate of
repurchase agreements	3.13%	2.89%	2.49%

Weighted average interest rate of subordinated debentures	9.30%	7.67%	5.74%

Subsidiary Activities

The subsidiaries of the Company are MetaBank, MetaBank WC, Meta Trust Company and First Midwest Financial Capital Trust I. MetaBank has one service corporation subsidiary, First Services Financial Limited (“First Services”). At September 30, 2006, the net book value of MetaBank’s investment in First Services was approximately $90,000. MetaBank WC does not have any subsidiaries. MetaBank organized First Services, its sole service corporation, in 1983. First Services currently has no active operations.

Meta Payment Systems Division

Meta Financial, through its subsidiary MetaBank, operating under the divisional name of Meta Payment Systems, offers stored value and debit card programs. The programs target banks, card processors and third party marketers to distribute the cards. Stored value products are segregated into three categories: reloadable cards for applications such as payroll and personal use; non-reloadable cards for one-time uses such as gifts or promotions; and benefit cards for applications such as transportation and flexible-spending accounts. Stored value card programs are subject to certain fraud risks, including but not limited to, collusion between bank and merchant employees, and merchant employees and cardholders, counterfeiting, improper authorization, and system failure. Taking on prepaid funds from customers also subjects the Company to somewhat increased liquidity and interest rate risk.

While the Company believes that it has adopted policies and procedures to manage and monitor the risks attendant to this line of business, and while the executives who manage the Company’s program have years of experience, no guarantee can be made that the Company will not experience losses in this division .

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

USA Patriot Act of 2001 .  In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001.  The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

The Company’s policies and procedures have been updated to reflect the requirements of the USA Patriot Act.

Sarbanes-Oxley Act of 2002 .  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA.  The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements.  The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Exchange Act.

Federal Deposit Insurance Reform Act of 2005.  The Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), signed into law on February 8, 2006, amended current laws regarding the federal deposit insurance system.  Pursuant to the FDIRA, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into one deposit insurance fund, the Deposit Insurance Fund (“DIF”), on March 31, 2006.  The new legislation also abolishes the prior minimum 1.25% reserve ratio and the mandatory assessments when the ratio falls below 1.25%.  Under the FDIRA, the FDIC, at the beginning of each year, has the flexibility to adjust the DIF’s reserve ratio between 1.15% and 1.50% depending upon a variety of factors, including projected losses, economic considerations and assessment rates.

Deposit insurance coverage limits are raised under the FDIRA from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts (including Keough accounts and “457” plan accounts, among others).  The current $100,000 limit continues to apply to individual accounts and municipal deposits; however, Congress included in the FDIRA the authority for the FDIC to review all levels of insurance coverage after March 31, 2010, and index such insurance coverage to inflation.  Additionally, the FDIRA states that undercapitalized financial institutions cannot accept employee benefit plan deposits.

On October 10, 2006, the FDIC announced its final rule with respect to implementing the $4.7 billion dividend requirements of the FDIRA.  The rule will take effect on January 1, 2007 and sunset on December 31, 2008, after which the FDIC intends to have in place a more comprehensive rulemaking on dividends.  The dividend will take the form of a credit, to be calculated by the FDIC, that may be applied against future deposit insurance premiums due.  Generally, to be eligible for the credit, an institution must have been in existence prior to December 31, 1996 and paid insurance premiums before such date or meet the agency’s definition of a “successor” to such institution.

Financial Services Regulatory Relief Act of 2006.   On October 13, 2006, President Bush signed into law the Financial Services Regulatory Relief Act of 2006.  The legislation includes language important to all financial institutions, and the specific provisions applicable to federal savings associations include the following:

•

providing savings and loan trust departments with the same exemption from the investment adviser and broker-dealer regulatory requirements to the same extent previously enjoyed by bank trust departments with respect to the Investment Advisers Act of 1940 and the Securities Exchange Act of 1934;

•

requiring the Securities and Exchange Commission and the Federal Reserve Board, in consultation with the other federal banking regulators, including the Office of Thrift Supervision, to formally resolve regulatory issues with respect to the regulation of securities activities by banks and federal savings associations (final rules are required to be proposed by early April 2007);

•

providing that a federal savings association is only a citizen of the state in which its home office is located for purposes of determining diversity jurisdiction (a provision that previously had been applicable to national banks only);

•	increasing to $500 million the applicable asset size for an 18-month examination cycle;
•

requiring the federal banking agencies to develop a succinct model privacy notice with respect to Gramm-Leach-Bliley privacy provisions and mandating that a regulatory safe harbor be provided to financial institutions that use such model privacy policy;

•

extending the powers of federal banking agencies to take enforcement actions against persons for conduct that occurred during their affiliation with the financial institution regardless of whether the person remains employed by the institution;

•	repealing certain requirements governing purchased mortgage servicing rights found in the Home Owners’ Loan Act.

General. Bank holding companies, such as Meta Financial, are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHCA”) and the regulations of the FRB. As a bank holding company, Meta Financial is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

Meta Financial currently has four wholly-owned subsidiaries, MetaBank, a federally-chartered thrift institution, MetaBank WC, an Iowa-chartered commercial bank, First Midwest Financial Capital Trust I, a statutory business trust organized under the Delaware Business Trust Act and Meta Trust Company, a South Dakota corporation that provides trust services. MetaBank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. MetaBank is a member of the FHLB System and is subject to certain limited regulation by the FRB. Such regulation and supervision governs the activities in which an institution can engage and the manner in which such activities are conducted, and is intended primarily for the protection of the insurance fund and depositors. MetaBank WC is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the “Superintendent”) and the FRB, which are its state and primary federal regulators, respectively. It is also subject to regulation by the FDIC, which insures its deposits up to applicable limits. As with MetaBank, such regulation and supervision governs the activities in which MetaBank WC can engage and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

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

Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in the nature of such regulation and oversight, whether by the OTS, the FDIC, the FRB or legislatively by Congress, could have a material impact on Meta Financial, MetaBank or MetaBank WC and their respective operations.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Financial Institutions. The OTS has extensive supervisory and regulatory authority over the operations of savings associations. As part of this authority, MetaBank is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of Meta Financial was as of August 8, 2005. MetaBank WC is subject to similar regulation and oversight by the Superintendent and the FRB and was last examined as of September 20, 2005.

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

In addition, the investment, lending and branching authority of MetaBank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. MetaBank WC is subject to such restrictions under state law as administered by the Iowa Superintendent. Federal savings associations are generally authorized to branch nationwide, whereas Iowa chartered banks, such as MetaBank WC, are generally limited to establishing branches within the State of Iowa.

Both MetaBank’s and MetaBank WC’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). MetaBank WC is subject to similar restrictions. At September 30, 2006, MetaBank’s and MetaBank WC’s lending limit under these restrictions was $8.16 million and $935,000, respectively. MetaBank and MetaBank WC are in compliance with their lending limits.

Insurance of Accounts and Regulation by the FDIC. MetaBank and MetaBank WC are members of the Deposit Insurance Fund (the “DIF”), each of which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against any FDIC insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% per $100 of assessable deposits. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 2006, both MetaBank and MetaBank WC met the capital requirements of a “well capitalized” institution and were not subject to any assessment. See Note 15 of Notes to Consolidated Financial Statements in the Annual Report.

DIF-insured institutions pay a Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended September 30, 2006, the FICO assessment was equal to 1.26 basis points for each $100 in domestic deposits. These assessments will continue until the bonds mature in years 2017 through 2019.

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

Regulatory Capital Requirements. Federally insured financial institutions, such as MetaBank and MetaBank WC, are required to maintain a minimum level of regulatory capital. These capital requirements mandate that an institution maintain at least the following ratios: (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk-weighted assets ratio of 4%, and (3) a risk-based capital to risk-weighted assets ratio of 8%. Capital requirements in excess of these standards may be imposed on individual institutions on a case-by-case basis. As of September 30, 2006, both Banks were in compliance with all capital standards applicable to them and were designated a “well-capitalized” under federal guidelines. See Note 15 of Notes to Consolidated Financial Statements in the Annual Report.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances required, to take certain actions against banks that fail to meet their capital requirements. Effective December 19, 1992, the federal banking agencies were given additional enforcement authority with respect to undercapitalized depository institutions. They are generally required to take action to restrict the activities of an “undercapitalized” bank (generally defined to be one with less than either a four percent core capital ratio, a four percent Tier 1 risked-based capital ratio or an eight percent risk-based capital ratio). Any such bank must submit a capital restoration plan and until such plan is approved may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The banking regulators are authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (i.e ., Tier 1 risk-based or core capital ratios of less than three percent or a risk-based capital ratio of less than six percent) must be made subject to one or more of additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An institution that becomes “critically undercapitalized” (i.e .., a tangible capital ratio of two percent or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the appropriate banking regulator must appoint a receiver (or conservator with the concurrence of the FDIC) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator. The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

MetaBank WC may pay dividends, in cash or property, only out of its undivided profits. In addition, FRB regulations prohibit the payment of dividends by a state member bank if losses have at any time been sustained by such bank that equal or exceed its undivided profits then on hand, unless (i) the prior approval of the FRB has been obtained, and (ii) at least two-thirds of the shares of each class of stock outstanding have approved the dividend payment. FRB regulations also prohibit the payment of any dividend by a state member bank without the prior approval of the FRB if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the previous two calendar years (minus any required transfers to a surplus or to a fund for the retirement of any preferred stock).

Qualified Thrift Lender Test. All savings associations, including MetaBank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related loans and investments. At September 30, 2006, MetaBank met the test and has always met the test since its effectiveness.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS and the FRB, in connection with the examination of MetaBank and MetaBank WC, respectively, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of such an application. MetaBank and MetaBank WC were examined for CRA compliance in August 2004.

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

Holding Company Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for federal thrift institutions and commercial banks such as MetaBank and MetaBank WC. Meta Financial is in compliance with these requirements.

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

Federal Home Loan Bank System. MetaBank and MetaBank WC are both members of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It makes loans to members ( i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances must be used for residential home financing.

As members of the FHLB System, MetaBank and MetaBank WC are required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2006, the Banks had in the aggregate $5.64 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 2006, dividends paid by the FHLB of Des Moines to MetaBank and MetaBank WC totaled $240,712.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Banks’ FHLB stock may result in a corresponding reduction in the Banks’ capital. Recent legislative changes have required the FHLB to change the characteristics and amount of FHLB stock held by its members. It is also anticipated that these changes will restrict the ability of FHLB members to redeem their shares of FHLB stock. In addition, the federal agency that regulates the FHLBs has required each FHLB to register its stock with the SEC, which will increase the costs of each FHLB and may have other effects that are not possible to predict at this time.

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

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2006, MetaBank’s Excess for tax purposes totaled approximately $6.7 million.

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

Iowa Taxation. MetaBank and MetaBank WC file Iowa franchise tax returns. Meta Financial and MetaBank’s Iowa subsidiary file a consolidated Iowa corporation tax return on a fiscal year-end basis.

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

South Dakota Taxation. MetaBank and Meta Trust Company file a consolidated South Dakota franchise tax return due to their operations in Sioux Falls and Brookings. The South Dakota franchise tax is imposed on depository institutions and trust companies. Meta Financial, MetaBank WC and MetaBank’s subsidiaries are therefore not subject to the South Dakota franchise tax.

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

The Company serves Adair, Buena Vista, Dallas, Guthrie, Pocahontas, Polk and Sac counties in Iowa and Brookings, Lincoln and Minnehaha counties in South Dakota. There are twenty-three commercial banks, one savings bank other than MetaBank, and two credit unions which compete for deposits and loans in MetaBank’s primary market area in northwest Iowa and ten commercial banks, one savings bank other than MetaBank, and two credit unions which compete for deposits and loans in MetaBank’s market area in Brookings, South Dakota. In addition, there are twelve commercial banks in MetaBank WC’s primary market area in west central Iowa. The Banks compete for deposits and loans with numerous financial institutions located throughout the metropolitan market areas of Des Moines, Iowa and Sioux Falls, South Dakota.

Employees

At September 30, 2006, the Company and its subsidiaries had a total of 257 employees, including 28 part-time employees.

Executive Officers of the Company Who Are Not Directors

The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company who do not serve on the Company’s Board of

Directors. There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.

On June 27, 2005, Mr. Troy Moore III was named Executive Vice President and Chief Operating Officer of the Company and MetaBank. Additionally, Mr. Moore became a member of the Executive Committees of both the Company and MetaBank. Previously, Mr. Moore, age 38, had been the president of the Central Iowa Market of MetaBank, a position he had held since 1998. He joined MetaBank in 1997 as a Vice President in the Central Iowa Market. Mr. Moore received a Bachelor of Business Administration degree from Iowa State University, Ames, Iowa. Mr. Moore is the son-in-law of James S. Haahr, the Company’s Chairman of the Board, and the brother-in-law of J. Tyler Haahr, the Company’s President and Chief Executive Officer.

Mr. Jonathan M. Gaiser, age 39, joined Meta Financial as Senior Vice President, Secretary, Treasurer, and Chief Financial Officer in January 2006. Mr. Gaiser was previously First Vice President and Assistant Treasurer at Commercial Federal Bank in Omaha, Nebraska. Mr. Gaiser received a Bachelor of Arts degree from St. Olaf College in Northfield, Minnesota, and a Master of Business Administration degree from George Washington University in Washington, D.C. Mr Gaiser also holds a Chartered Financial Analyst professional designation.

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

The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels and loan demand and, therefore, the Company’s earnings. Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. In addition, substantially all of the Company’s loans are to individuals and businesses in the Company’s market area. Consequently, any economic decline in the Company’s market area could have an adverse impact on the Company’s earnings.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which may result in a decrease of the Company’s net interest income. Conversely, if interest rates fall, yields on loans and investments may fall. Because a significant portion of the Company’s deposit portfolio is in non-interest bearing accounts, such a change in rates would likely result in a decrease in the Company’s net interest income. For additional information, see Item 7A, herein.

The Company operates in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect the Company’s results of operations.

MetaBank and MetaBank WC (collectively, the “Banks”) and the Company operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), the State of Iowa, the Federal Deposit Insurance Corporation (“FDIC”), and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). See “Business – Regulation” herein. Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business. Such regulation and supervision govern the activities in which an institution may engage, including the activities of MetaBank’s Meta Payment Systems Division, and are intended primarily for the protection of the Banks and their depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing savings banks, could have a material impact on the bank and the Company’s operations.

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

Risks Related to the Company’s Business

The Company operates in an extremely competitive market, and the Company’s business will suffer if it is unable to compete effectively.

In the Company’s market area, the Banks encounter significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries. Many of the Banks’ competitors have substantially greater resources and lending limits and may offer services that the Bank does not or cannot provide. The Company’s profitability depends upon the Company’s continued ability to compete successfully in the Company’s market area. The Meta Payment Systems Division operates on a national scale against competitors with substantially greater resources and limited barriers to entry. The Division’s success depends upon its ability to compete in such an environment.

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

The Company makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company’s loans. Despite the Company’s underwriting and monitoring practices, the Company’s loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Company may experience significant loan losses, which could have a material adverse effect on its operating results. Because the Company must use assumptions regarding individual loans and the economy, the current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. The Company may need to significantly increase the Company’s provision for losses on loans if one or more of the Company’s larger loans or credit relationships becomes delinquent or if we continue to expand the Company’s commercial real estate and commercial lending. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require the Company to increase the Company’s provision for loan losses or recognize loan charge-offs. Material additions to the Company’s allowance would materially decrease the Company’s net income. The Company cannot assure you that its monitoring procedures and policies will reduce certain lending risks or that the Company’s allowance for loan losses will be adequate to cover actual losses.

If the Company forecloses on and takes ownership of real estate collateral property,it may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.

The Company may have to foreclose on collateral property to protect its investment and may thereafter own and operate such property. In such case the Company will be exposed to the risks inherent in the ownership of real estate. The amount that the Company, as a mortgagee, may realize after a default is dependent upon factors outside of the Company’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating a real property may exceed the rental income earned from such property, and the Company may have to advance funds in order to protect the Company’s investment, or may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect the Company’s ability to generate revenues, resulting in reduced levels of profitability.

Environmental liability associated with commercial lending could have a material adverse effect on the Company’s business, financial condition and results of operations.

In the course of the Company’s business, it may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, the Company could be required to remove the substances from and remediate the properties at its own cost and expense. The cost of removal and environmental remediation could be substantial. The Company may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Unless it further delays or curtails its proposed rule, beginning with the Company’s annual report for the fiscal year ending September 30, 2007, the Company will have to include in its annual reports filed with the Securities and Exchange Commission (the “Commission”) a report of the Company’s management regarding internal control over financial reporting. As a result, and although it is unclear whether, or to what extent, smaller companies will be exempted from its requirements, we recently have begun to document and evaluate the Company’s internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and Commission rules and regulations, which require an annual management report on the Company’s internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by the Company’s independent auditors addressing these assessments. Accordingly, management has retained outside consultants to assist the Company in (i) assessing and documenting the adequacy of the Company’s internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If the Company fails to identify and correct any significant deficiencies in the design or operating effectiveness of the Company’s internal control over financial reporting or fails to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock, and the Company’s ability to attract additional deposits.

A breach of information security or compliance breach by one of the Company’s agents or vendors could negatively affect the Company’s reputation and business.

The Banks, including the Meta Payment Systems Division of MetaBank, depend on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. The Company cannot be certain all of its systems are entirely free from vulnerability to attack, despite safeguards it has installed. Additionally, the Company relies on and does business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data and communications needs. If information security is breached, or one of the Company’s agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others. These costs or losses could materially exceed the Company’s amount of insurance coverage, if any, which would adversely affect the Company’s business.

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

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock. As of September 30, 2006, the Company was authorized to issue up to 5,200,000 shares of common stock, of which 2,534,367 shares were outstanding, and 423,632 shares were held as treasury stock. The Company was also authorized to issue up to 800,000 shares of preferred stock, none of which is outstanding or reserved for issuance. Accordingly, and although it has no plans to do so, without further stockholder approval, the Company may issue up to 2,242,001 additional shares of common stock and up to 800,000 shares of preferred stock, which obviously may affect the market price for shares of the Company’s common stock.

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

Certain provisions of the Company’s charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the company. In addition, the Company must obtain approval from regulatory authorities before it can acquire control of any other company.

The Company may not be able to pay dividends in the future in accordance with past practice.

The Company pays a quarterly dividend to stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Company conducts its business at its main office and branch office in Storm Lake, Iowa, and four other locations in its primary market area in Northwest Iowa. The Company also operates one office in Brookings, South Dakota; five offices in Des Moines, Iowa,; four offices in Sioux Falls, South Dakota,; and three offices in West Central Iowa through the Company’s MetaBank WC State Bank subsidiary. In addition, the Company leases space at another facility in Sioux Falls, which houses general corporate functions.

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on Westown Parkway, West Des Moines, Iowa, on North Minnesota Avenue, Sioux Falls, South Dakota, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, and the administrative offices located on 69th and Minnesota in Sioux Falls. In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, the land on which the buildings were constructed is leased. The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2006 was $17.6 million. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

The Company is experiencing rapid growth, particularly as a result of growth of the Meta Payment Systems Divison. While current facilities are adequate to meet its present needs, the Company will likely continue to add additional branches in the future, and may be required to expand capacity for administrative support functions.

The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 2006 was approximately $1.3 million.

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

On or about March 10, 2006, plaintiffs filed five class-action suits on behalf of themselves and all other purchasers of vehicles from Prairie Auto Group, Inc., Dan Nelson Automotive Group, Inc.’s Rapid City, South Dakota location, and other not-yet-identified auto sales entities owned or operated by defendants. The complaints are styled as follows: Ronald Archulleta, et al. v. Prairie Auto Group, Inc., et al. - In the Tribal Court for the Oglala Sioux Tribe, Pine Ridge Indian Reservation; Cedar Around Him, et al. v. Prairie Auto Group, Inc., et al. - In the Tribal Court for the Rosebud Sioux Tribe, Rosebud Indian Reservation; Chris Dengler, et al. v. Prairie Auto Group, Inc. - Circuit Court of the Second Judicial Circuit, Minnehaha County, South Dakota; Lucinda Janis, et al. v. Prairie Auto Group, Inc., et al. - File No. C-157-04; In the Tribal Court for the Cheyenne River Sioux Indian Reservation, Eagle Butte, South Dakota; and Kali Treetop, et al. v. Prairie Auto Group, Inc., et al. - File No. 01-970; Circuit Court for the Seventh Judicial Circuit, Pennington County, South Dakota. Except for the named plaintiffs, each of the complaints is essentially identical to the others. The nature of the allegations are the same, and the same fourteen legal claims are sought to be pled in each.

Each complaint states that it is a “companion” to the other four and names the same defendants (approximately twenty-five) including the Registrant and affiliates thereof (the “MetaBank Defendants”). None of these complaints has yet been served on any of the MetaBank Defendants. The thrust of the complaints is that plaintiffs allegedly suffered damages as a result of a scheme by defendants to use fraudulent statements, misrepresentations and omissions to sell vehicles and extended warranties to plaintiffs. Plaintiffs claim that they and other similarly situated purchasers paid too much for their vehicles and were induced to buy warranties that were not honored and otherwise proved worthless. Plaintiffs allege that defendants reaped considerable profits through fraudulent sales methods; by refusing to make warranted repairs; and by engaging in usurious repossession and resale practices. Plaintiffs allege that these practices were part of a business plan that originated with the franchisor-defendants and was purchased and employed by the franchisee-defendants. It appears that the principal basis for naming the MetaBank Defendants is that they loaned money to finance some of the defendants’ business operations, purportedly with some degree of knowledge about the defendants’ allegedly abusive consumer practices.

The complaints allege that the described transactions are typical of defendants’ business and were part of a deliberate scheme directed primarily at Native American customers. The complaints allege that the franchisee-defendants engaged in coercive, fraudulent and other illegal activities in connection with the automobile sales, and each seeks to state claims for: (1) breach of express warranty; (2) breach of implied warranty of merchantability; (3) deceit/fraud; (4) violation of applicable deceptive trade laws; (5) breach of the implied covenant of good faith and fair dealing; (6) conversion; (7) civil conspiracy under tribal and state common law; (8) negligent hiring, training and supervision of employees; (9) violation of the Federal Equal Credit Opportunity Act; (10) invasion of privacy; (11) violation of the Racketeer Influenced and Corrupt Organizations Act (RICO); (12) violation of the Magnuson-Moss Act; (13) violation of the Federal Truth and Lending Act’s (TILA) Three Day Rescission Period; and (14) violation of TILA’s Disclosure of Finance Cost Requirement.

In addition to seeking certification as a class, plaintiffs seek cancellation of the automobile purchase contracts; monetary damages including the initial purchase price warranty charges, finance costs and related repossession and other charges; costs of allegedly warranted repairs that were not made by defendants; consequential damages relating to the alleged wrongful repossession of vehicles and deficiency judgments associated therewith; damages for emotional and mental suffering; punitive and treble damages; and attorneys’ fees. The amount of the alleged damages is not specified in the complaints.

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

During the third and fourth quarters of fiscal 2006, four lawsuits were filed against the Company’s MetaBank subsidiary. Three of the complaints are related to the Company’s alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner. The fourth complaint alleges patent infringement. All four actions are in their infancy and materiality cannot be determined at this time. The Company intends, however, to vigorously defend its actions.

First Midwest Bank-Deerfield Branches and Mid-Country Bank v. MetaBank (Civ. No. 06-2241). On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota’s Second Judicial Circuit Court, Minnehaha County, in the above titled action. The complaint alleges that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to Dan Nelson Automotive Group (“DNAG”) and South Dakota Acceptance Corporation (“SDAC”), suffered damages exceeding $1 million as a result of MetaBank’s placement and administration of the loans that were the subject of the loan participation agreements. The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114.

First Premier Bank v. MetaBank (Civ. No. 06-2277). On July 5, 2006, First Premier Bank filed suit against MetaBank in South Dakota’s Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that First Premier, a participating lender with MetaBank on a series of loans made to SDAC, has suffered damages in an as yet undetermined amount as a result of MetaBank’s actions in selling to First Premier a participation in a loan made to SDAC and MetaBank’s actions in administering that loan. The complaint sounds in breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, fraud, deceit, negligent misrepresentation, fraudulent misrepresentation, conversion, negligence, gross negligence, breach of fiduciary duty and unjust enrichment. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4115.

Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230). On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and

Daniel A.Nelson, in South Dakota’s Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements. The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing. Subject to a reservation of rights, our insurance carrier has agreed to cover the three claims described above.

Meridian Enterprises Corporation v. Bank of America Corporation et al. (Case No. 4:06-cv-01117CDP). On July 21, 2006, Meridian Enterprises Corporation (“Meridian”) filed suit against Meta Financial Group, Inc. (Meta Payment Systems division) (“Meta”) and other banks and financial institutions in the U.S. District Court for the Eastern District of Missouri in the above-titled action. Meridian is the owner of U.S. Patent No. 5,025,372 (the “ ‘372 Patent”). The complaint alleges that Meta and the co-defendants each sell, administer, process and/or sponsor an incentive program where cards are provided to participants in the incentive program that can be presented to retailers to make a purchase. The complaint further alleges, inter alia, that Meta and the co-defendants each use a computer to determine whether or not a participant’s performance under the incentive program entitles the participant to an award, in which the computer also determines the amount of the award, and the amount of the award is based upon the level of the participant’s performance in the incentive program. Accordingly, the complaint sounds in infringement, inducement of infringement, and contributory infringement of one or more claims of the ‘372 Patent.

There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

Page 36 of the attached 2006 Annual Report to Shareholders is herein incorporated by reference.

There have been no purchases by the Company during the quarter ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data

Page 2 of the attached 2006 Annual Report to Shareholders is herein incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 3 through 10 of the attached 2006 Annual Report to Shareholders are herein incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Pages 7 through 8 of the attached 2006 Annual Report to Shareholders are herein incorporated by reference.

Item 8.	Consolidated Financial Statements and Supplementary Data

Pages 11 through 34 of the attached 2006 Annual Report to Shareholders are herein incorporated by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

(ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2007 filed on December 19, 2006.

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2007, filed on December 19 , 2006 and from the information set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I of this Form 10-K.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2005 and the first quarter of fiscal 2007, is presented under the headings “Meetings and Commitees”, “Audit Committee matters” and under “Election of Directors” which contains Ms. Partlow’s biography, in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on January 22, 2007, which was filed with the SEC on December 19, 2006, and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, a copy of which is available free of charge by contacting Lisa Binder, our Investor Relations Officer, at 800.792.6815 or from our internet website (www.metacash.com).

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2007, filed on December 19, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item under the sections captioned “Voting Rights; Vote Required”, “Voting of Proxies; Revocability of Proxies: Proxy Solicitation Costs” and Stock Ownership” on pages 2 through 5 of the Proxy Statement filed with the SEC on December 19, 2006 is incorporated herein by reference.

(b)	Security Ownership of Management

The information required by this item under the section captioned “Stock Ownership” on pages 4 through 5 of the Proxy Statement filed with the SEC on December 19, 2006 is incorporated herein by reference.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

(d)	Equity Compensation Plan Information

The Company maintains the 2002 Omnibus Incentive Plan for purposes of issuing stock based compensation to employees and directors. An amendment to this plan, authorizing an additional 200,000 shares to be issued under this plan, was approved by the Board of Directors on August 28, 2006, and will be submitted for shareholder approval at the annual meeting of shareholders on January 22, 2007. The Company also has unexercised options outstanding under a previous stock option plan. The following table provides information about the Company’s common stock that may be issued under the Company’s omnibus incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in (a))
Equity compensation
plans approved by
shareholders	357,724	$19.42	0

Equity Compensation
plans not approved by
shareholders	28,701	$24.43	171,299

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2007, filed on December 19 , 2006.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Fees paid to McGladrey & Pullen, LLP and its associated entity, RSM McGladrey, Inc., for each of the last two fiscal years are set forth below.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2006	$114,000	$32,000	$21,000	$4,000

2005	$121,000	$20,000	$17,000	$ —

Audit fees consist of fees for audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit related fees primarily consist of fees for audits of financial statements of the employee benefit plan maintained by the Company and assistance with accounting research matters.

All other fees consist of fees for an independence consultation regarding the hiring of an employee.

Tax fees consist of fees for tax consultation and tax compliance services for the Company and the employee benefit plan maintained by the Company.

The Company’s Audit Committee has considered and concluded that the provision of all non-auditing services (and the aggregate fees billed for such services) in the fiscal year ended September 30, 2007 by McGladrey & Pullen, LLP, the principal independent public accountants, and RSM McGladrey, Inc. is compatible with maintaining the principal auditors’ independence.

Pre-Approval Policy . The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. The non-audit services include audit-related services and tax services. The Audit Committee’s policy is to pre-approve all services and fees for up to one year, which approval includes the appropriate detail with regard to each particular service and its related fees. In addition, the Audit Committee can be convened on a case-by-case basis to approve any services not anticipated or services whose costs exceed the pre-approved amounts.

During the fiscal year ended September 30, 2006, 100% of all audit and permissible non-audit services were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following is a list of documents filed as part of this report:

(a)	Financial Statements:

The following financial statements are incorporated by reference under Part II, Item 8 of this Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.
2.	Consolidated Statements of Financial Condition as of September 30, 2006 and 2005.
3.	Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005, and 2004.
4.	Consolidated Statements of Comprehensive Income (Loss) for the Years ended September 30, 2006, 2005, and 2004.
5.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2006, 2005, and 2004.
6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005, and 2004.
7.	Notes to Consolidated Financial Statements.
(b)	Exhibits:
See Index of Exhibits.
(c)	Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

META FINANCIAL GROUP, INC.
Date:	December 20, 2006	By:	/s/ J. Tyler Haahr J. Tyler Haahr (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ J. Tyler Haahr	Date:	December 20, 2006

J. Tyler Haahr, President

  and Chief Executive Officer

  (Principal Executive Officer)

By: /s/ James S. Haahr	Date:	December 20, 2006

James S. Haahr, Chairman of the Board

By: /s/ E. Wayne Cooley	Date:	December 20, 2006

E. Wayne Cooley, Director

By: /s/ E. Thurman Gaskill	Date:	December 20, 2006

E. Thurman Gaskill, Director

By: /s/ Brad Hanson	Date:	December 20, 2006

Bradley C. Hanson, Director

By: /s/ Frederick V. Moore	Date:	December 20, 2006

Frederick V. Moore, Director

By: /s/ Rodney G. Muilenburg	Date:	December 20, 2006

Rodney G. Muilenburg, Director

By: /s/ Jeanne Partlow	Date:	December 20, 2006

Jeanne Partlow, Director

By: /s/ Jonathan M. Gaiser	Date:	December 20, 2006

Jonathan M. Gaiser, Senior Vice

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

10.10

The First Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on August 28, 2006, and filed on December 19, 2006 as Exhibit A to Registrant’s Schedule 14A (DEF 14A) Proxy Statment (Commission File No. 0-22140), is incorporated herein by reference.

10.11

Settlement Agreement by and between First Indiana Bank, N.A. and MetaBank dated March 13, 2006, filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 0-22140), is incorporated herein by reference.

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