Form 10-Q
period 2006-12-31
META FINANCIAL GROUP INC
filed 2007-02-14
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b2 of the Exchange Act. (Check one):
Large accelerated filer[ ]    Accelerated filer[ ]     Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:                            Outstanding at February 14, 2007:
Common Stock, $.01 par value                   2,551,573 Common Shares


                                  META FINANCIAL GROUP, INC.
                                           FORM 10-Q

                                             INDEX

                                                                                         Page No.
Part I.   Financial Information
-------------------------------

      Item 1.     Financial Statements (unaudited):

                  Condensed Consolidated Statements of Financial Condition
                    at December 31, 2006 and September 30, 2006                             3

                  Condensed Consolidated Statements of Operations for the Three
                    Months Ended December 31, 2006 and 2005                                 4

                  Condensed Consolidated Statements of Comprehensive (Loss) for the
                    Three Months Ended December 31, 2006 and 2005                           5

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity for the Three Months Ended December 31, 2006                     6

                  Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended December 31, 2006 and 2005                           7

                  Notes to Condensed Consolidated Financial Statements                      8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                    14

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk                22

      Item 4.     Controls and Procedures                                                  24

Part II.  Other Information
---------------------------

      Item 1.     Legal Proceedings                                                        25

      Item 1.A.   Risk Factors                                                             27

      Item 2.     Unregistered Sales of Equity Securities and
                      Use of Proceeds                                                      28

      Item 3.     Defaults Upon Senior Securities                                          28

      Item 4.     Submission of Matters to a Vote of Security Holders                      28

      Item 5.     Other Information                                                        28

      Item 6.     Exhibits                                                                 28

      Signatures                                                                           29



                                            META FINANCIAL GROUP, INC.
                                                 AND SUBSIDIARIES
                       Condensed Consolidated Statements of Financial Condition (Unaudited)
                                               Dollars in Thousands

ASSETS                                                                    December 31, 2006    September 30, 2006
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                  $            1,519    $            7,405
Interest-bearing deposits in other financial institutions                            99,811               101,948
                                                                         ----------------------------------------
    Total cash and cash equivalents                                                 101,330               109,353
Federal funds sold                                                                   50,000                    --
Securities purchased under agreements to resell                                          --                 5,891
Other investment securities available for sale                                       27,420                27,474
Mortgage backed securities available for sale                                       153,486               158,702
Loans held for sale                                                                   1,058                   508
Loans receivable - net of allowance for loan losses of
   $10,349 at December 31, 2006 and $5,968 at September 30, 2006                    369,277               388,762
Federal Home Loan and Federal Reserve Bank stock, at cost                             5,017                 5,768
Accrued interest receivable                                                           4,233                 4,379
Premises and equipment, net                                                          18,006                17,623
Bank owned life insurance                                                            13,028                12,953
Goodwill                                                                              3,403                 3,403
Other assets                                                                          8,253                 6,795
                                                                         ----------------------------------------

             Total assets                                                $          754,511    $          741,611
                                                                         ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing checking                                            $          262,898    $          189,506
Interest-bearing checking                                                            28,942                26,828
Savings deposits                                                                     24,866                29,869
Money market deposits                                                                65,616               103,291
Time certificates of deposit                                                        217,333               216,217
                                                                         ----------------------------------------
           Total deposits                                                           599,655               565,711
Advances from Federal Home Loan Bank                                                 85,700                99,565
Securities sold under agreements to repurchase                                       10,406                15,179
Subordinated debentures                                                              10,310                10,310
Accrued interest payable                                                              1,234                   972
Accrued expenses and other liabilities                                                3,582                 4,542
                                                                         ----------------------------------------
          Total liabilities                                                         710,887               696,279
                                                                         ----------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, 800,000 shares authorized, no shares
   issued or outstanding                                                                 --                    --
Common stock, $.01 par value; 5,200,000 shares authorized,
   2,957,999 shares issued, 2,539,326 and 2,534,367 shares outstanding
   at December 31, 2006 and September 30, 2006, respectively                             30                    30
Additional paid-in capital                                                           20,973                20,969
Retained earnings - substantially restricted                                         33,599                37,186
Accumulated other comprehensive (loss)                                               (2,842)               (4,548)
Unearned Employee Stock Ownership Plan shares                                          (444)                 (509)
Treasury stock, 418,673 and 423,632 common shares, at cost,
   at December 31, 2006 and September 30, 2006, respectively                         (7,692)               (7,796)
                                                                         ----------------------------------------
        Total shareholders' equity                                                   43,624                45,332
                                                                         ----------------------------------------

        Total liabilities and shareholders' equity                       $          754,511    $          741,611
                                                                         ========================================


See Notes to Condensed Consolidated Financial Statements.

                              META FINANCIAL GROUP, INC.
                                   AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations (Unaudited)
                     Dollars in Thousands, except per share data

                                                                  Three Months Ended
                                                                     December 31,

                                                                  2006        2005
------------------------------------------------------------------------------------
Interest and dividend income:
  Loans receivable, including fees                              $  6,876    $  7,587
  Mortgage backed securities                                       1,606       1,833
  Other investments                                                1,895         757
                                                                --------------------
                                                                  10,377      10,177
                                                                --------------------
Interest expense:
  Deposits                                                         3,503       3,347
  FHLB advances and other borrowings                               1,615       2,110
                                                                --------------------
                                                                   5,118       5,457
                                                                --------------------

Net interest income                                                5,259       4,720

Provision for loan losses                                          5,465          40
                                                                --------------------

Net interest income (expense) after provision for loan losses       (206)      4,680
                                                                --------------------

Non-interest income:
  Deposit Fees                                                       236         261
  Loan Fees                                                           59         142
  Card fees                                                        3,408       1,223
  Bank owned life insurance income                                    75         146
  Other income                                                       183          73
                                                                --------------------
           Total non-interest income                               3,961       1,845
                                                                --------------------

Non-interest expense:
  Compensation and benefits                                        4,034       3,068
  Occupancy and equipment expense                                    967         764
  Marketing                                                          243         131
  Data processing expense                                            177         193
  Card processing expense                                          1,653         333
  Legal and consulting expense                                       736         591
  Other expense                                                    1,020         711
                                                                --------------------
           Total non-interest expense                              8,830       5,791
                                                                --------------------

Net income (loss) before income tax expense (benefit)             (5,075)        734

Income tax expense (benefit)                                      (1,821)        219
                                                                --------------------

Net income (loss)                                                 (3,254)        515
                                                                ====================

Earnings (loss) per common share:
  Basic                                                         $  (1.30)   $   0.21
                                                                ====================
  Diluted                                                          (1.30)       0.21
                                                                ====================

Dividends declared per common share:                            $   0.13    $   0.13
                                                                ====================

See Notes to Condensed Consolidated Financial Statements.

                            META FINANCIAL GROUP INC.
                                AND SUBSIDIARIES
      Condensed Consolidated Statements of Comprehensive (Loss) (Unaudited)
                              Dollars in Thousands

                                                             Three Months Ended
                                                                December 31,

                                                              2006        2005
--------------------------------------------------------------------------------

Net income (loss)                                          $ (3,254)   $    515

Other comprehensive gain (loss):
             Net unrealized gain (loss) on
                securities available for sale                 2,721      (1,719)
             Deferred income tax (expense) benefit            1,015        (640)
                                                           --------------------

             Total other comprehensive income (loss)          1,706      (1,079)
                                                           --------------------

Total comprehensive (loss)                                 $ (1,548)   $   (564)
                                                           ====================


See Notes to Condensed Consolidated Financial Statements.


                                                     META FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES
                          Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                                            For the Three Months Ended December 31, 2006
                                                        Dollars in Thousands

                                                                                Accumulated     Unearned
                                                                                   Other        Employee
                                                        Additional              Comprehensive     Stock                    Total
                                            Common       Paid-in     Retained     (Loss),       Ownership    Treasury  Shareholders'
                                             Stock       Capital     Earnings    Net of Tax    Plan Shares     Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                $      30   $  20,646    $  34,557    $   (3,180)   $     (825)   $ (8,269)   $   42,959

Cash dividends declared on common
stock ($.13 per share)                            --          --         (325)           --            --          --          (325)

5,100 common shares committed to be
released under the ESOP                           --         (10)          --            --           114          --           104

Net change in unrealized losses on
    securities available for sale,
     net of income taxes                          --          --           --        (1,079)           --          --        (1,079)

Net income for three months ended
  December 31, 2005                               --          --          515            --            --          --           515


-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                 $      30   $  20,636    $  34,747    $   (4,259)   $     (711)   $ (8,269)   $   42,174
===================================================================================================================================

Balance, September 30, 2006                $      30   $  20,969    $  37,186    $   (4,548)   $     (509)   $ (7,796)   $   45,332

Cash dividends declared on common
stock ($.13 per share)                            --          --         (333)           --            --          --          (333)

Issuance of 5,636 common shares from
 treasury stock due to exercise of stock
 options                                          --         (70)          --            --            --         104            34

Stock compensation                                --          51           --            --            --          --            51

3,999 common shares committed to be
released under the ESOP                           --          23           --            --            65          --            88

Net change in unrealized losses on
    securities available for sale,
     net of income taxes                          --          --           --         1,706            --          --         1,706

Net (loss) for three months ended
  December 31, 2006                               --          --       (3,254)           --            --          --        (3,254)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                 $      30   $  20,973    $  33,599    $   (2,842)   $     (444)   $ (7,692)   $   43,624
===================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                        META FINANCIAL GROUP, INC.
                                             AND SUBSIDIARIES
                        Condensed Consolidated Statements of Cash Flows (Unaudited)
                                           Dollars in Thousands

                                                                           Three Months Ended December 31,
                                                                                 2006             2005
----------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
 Net income (loss)                                                            $     (3,254)   $        515
 Adjustments to reconcile net income to net cash from operating activities:
  Effect of contribution to employee stock ownership plan                               88             104
  Depreciation, amortization and accretion, net                                        552             682
  Provision for loan losses                                                          5,465              40
  Stock compensation                                                                    51              25
  Net change in loans held for sale                                                   (553)              3
  (Gain) loss on sales of foreclosed real estate, net                                   (2)             (3)
  (Gain) on sales of loans, net                                                         (3)            (14)
  Net change in accrued interest receivable                                            146             166
  Net change in other assets                                                        (1,533)           (328)
  Net change in accrued interest payable                                               262            (234)
  Net change in accrued expenses and other liabilities                                (960)            458
                                                                              ----------------------------
        Net cash provided by operating activities                                      259           1,414

Cash flow from investing activities:
 Purchase of securities available for sale                                              --            (108)
 Net change in federal funds sold                                                  (50,000)             --
 Net change in securities purchased under agreement to resell                        5,891          (4,882)
 Proceeds from maturities and principal repayments of
  securities available for sale                                                      7,206          13,020
 Loans purchased                                                                   (21,346)         (9,968)
 Net change in loans receivable                                                     36,450          29,354
 Proceeds from sales of foreclosed real estate                                          15           2,134
 Net change in FHLB / FRB stock                                                       (751)          1,070
 Purchase of premises and equipment                                                   (734)           (808)
                                                                              ----------------------------
        Net cash provided by (used in) investing activities                        (23,269)         29,812

Cash flows from financing activities:
 Net change in checking, savings, and money market deposits                         32,828          36,713
 Net change in time deposits                                                         1,116         (26,978)
 Repayments of advances from Federal Home Loan Bank                                (13,865)        (24,950)
 Net change in securities sold under agreements to repurchase                       (4,773)         (5,290)
 Cash dividends paid                                                                  (333)           (325)
 Proceeds from exercise of stock options                                                14              --
                                                                              ----------------------------
        Net cash provided by (used in) financing activities                         14,987         (20,830)
                                                                              ----------------------------

Net change in cash and cash equivalents                                             (8,023)         10,396

Cash and cash equivalents at beginning of period                                   109,353          14,370
                                                                              ----------------------------
Cash and cash equivalents at end of period                                    $    101,330    $     24,766
                                                                              ============================

Supplemental disclosure of cash flow information
 Cash paid during the period for:
  Interest                                                                    $      4,856    $      5,690
  Income taxes                                                                         570               0

Supplemental schedule of non-cash investing and financing activities:
 Loans transferred to foreclosed real estate                                  $         --    $     23,861


See Notes to Condensed Consolidated Financial Statements.

                         META FINANCIAL GROUP, INC. (R)
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  accounting   policies  followed  for  interim  reporting  by  Meta
         Financial Group , Inc. ("Meta Group" or the "Company") and its consolidated subsidiaries, MetaBank, MetaBank West Central ("MetaBank WC"), Meta Trust Company ("Meta Trust"), First Services Financial Limited, and Brookings Service Corporation are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited condensed consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated statement of financial condition as of September 30, 2006, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-K).

2.       ALLOWANCE FOR LOAN LOSSES

         At December 31, 2006 the Company's Allowance for Loan Losses was $10.3 million, an increase of $4.3 million from $6.0 million at September 30, 2006. During the three months ended December 31, 2006 the Company recorded a provision for loan losses of $5.46 million, which was primarily related to the impairment of two commercial lending relationships. The Company also incurred net loan charge-offs of $1.08 million, primarily related to the recognition of a loss on one of these relationships. Further discussion of this change in the Allowance is included in "Corporate Developments and Overview" and "Non-performing Assets and Allowance for Loan Loss" in Management's Discussion and Analysis.

         The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three month periods ended December 31, 2006 and 2005.

                                               Three Months Ended
                                                  December 31,
                                                  ------------
          (Dollars in thousands)               2006          2005
          ----------------------               ----          ----
          Beginning balance                 $    5,968    $    7,222
          Provision charged to operations        5,465            41
          Loans charged-off                     (1,093)           (8)
          Recoveries                                 9             2
                                            ----------    ----------
          Ending balance                    $   10,349    $    7,257
                                            ==========    ==========

3.       EARNINGS PER SHARE

         Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable pursuant to stock options agreements.

         A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three months ended December 31, 2006 and 2005 is presented below.

Three Months Ended December 31,                                                          2006         2005
-------------------------------------------------------------------------------------------------------------
                                                                                       Amounts in Thousands
                                                                                     Except Per Share Amounts
Basic earnings (loss) per common share:
     Numerator, net income (loss)                                                     $  (3,254)   $     515
============================================================================================================
     Denominator, weighted average common shares outstanding                              2,535        2,504
     Less weighted average unallocated ESOP and nonvested shares                            (29)         (35)
-------------------------------------------------------------------------------------------------------------
     Weighted average common shares outstanding                                           2,506        2,469
============================================================================================================
Basic earnings (loss) per common share                                                $   (1.30)   $    0.21
Diluted earnings (loss) per common share:
     Numerator, net income (loss)                                                     $  (3,254)   $     515
============================================================================================================
     Denominator, weighted average common shares outstanding for basic
          earnings per common share                                                       2,506        2,469
     Add dilutive effect of assumed exercises of stock options, net of tax benefits          --           38
-------------------------------------------------------------------------------------------------------------
     Weighted average common and dilutive potential  common shares outstanding            2,506        2,507
============================================================================================================
Diluted earnings (loss) per common share                                              $   (1.30)   $    0.21
============================================================================================================

4.       COMMITMENTS AND CONTINGENCIES

         At December 31, 2006 and September 30, 2006, the Company had outstanding commitments to originate and purchase loans totaling $50.3 million and $52.9 million, respectively. It is expected that outstanding loan commitments will be funded with existing liquid assets.

         Legal Proceedings

         MetaBank has been named in several lawsuits whose eventual outcome could have an adverse effect on the consolidated financial position or results of operations of the Company. Because the likelihood or amount of an adverse resolution to these matters cannot currently be assessed, the Company has not recorded a contingent liability related to these potential claims.

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

         As was described in the Company's previous filings, MetaBank was the lead lender and servicer of approximately $32.0 million in loans to three auto dealership related companies and their owners. Approximately $22.2 million of the total had been sold to ten participating financial institutions. Each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any give time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of March 31, 2006, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted. A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories. MetaBank denies any obligation to make the requested adjustments on these or related claims. Other than as disclosed below, MetaBank cannot predict at this time whether any of these claims will be the subject of litigation.

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

         First Midwest Bank-Deerfield Branches and Mid-Country Bank v. MetaBank (Civ. No. 06-2241). On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County, in the above titled action. The complaint alleges that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to Dan Nelson Automotive Group ("DNAG") and South Dakota Acceptance Corporation

         ("SDAC"), suffered damages exceeding $1 million as a result of MetaBank's placement and administration of the loans that were the subject of the loan participation agreements. The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114. Plaintiffs have moved to remand the case back to state court. That motion is pending.

         First Premier Bank v. MetaBank (Civ. No. 06-2277). On July 5, 2006, First Premier Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that First Premier, a participating lender with MetaBank on a series of loans made to SDAC, has suffered damages in an as yet undetermined amount as a result of MetaBank's actions in selling to First Premier a participation in a loan made to SDAC and MetaBank's actions in administering that loan. The complaint sounds in breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, fraud, deceit, negligent misrepresentation, fraudulent misrepresentation, conversion, negligence, gross negligence, breach of fiduciary duty and unjust enrichment. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4115. Plaintiffs have moved to remand the case back to state court. That motion is pending.

         Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230). On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A.
         Nelson, in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements. The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing. Discovery in that matter is proceeding.

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

5.       STOCK OPTION PLAN

         The Company maintains the 2002 Omnibus Incentive Plan, which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company. Awards are granted by the Stock Option Committee of the Board of Directors based on the performance of the award recipients, or other relevant factors.

         Effective October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, using a modified prospective application. Prior to that date, the Company accounted for stock option awards under APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with SFAS No. 123(R), compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation expense began on October 1, 2005 for shares not yet vested as of that date and for all new grants subsequent to that date. The exercise price of options or fair value of nonvested shares granted under the Company's incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock based incentive awards has been negligible.

         On January 22, 2007, the Company's stockholders approved the First Amendment to the 2002 Omnibus Incentive Plan (the "Plan"). A description of the Plan was included in "Proposal II: Approval of Amendment to 2002 Omnibus Incentive Plan" of the Company's Definitive Proxy Statement for its 2007 Annual Meeting, as filed with the
         Securities Exchange Commission on December 29, 2006, and is incorporated herein by reference.

         A summary of option activity at and for the three months ended December 31, 2006 is presented below:

                                                                            Weighted
                                                              Weighted       Average
                                                  Number       Average     Remaining     Aggregate
                                                      of      Exercise   Contractual     Intrinsic
                                                  shares         Price     Term (Yrs)        Value
---------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2006          386,425       $ 19.79          6.65   $ 1,792,717
Granted                                               --            --
Exercised                                        (12,150)        17.07                     118,635
Forfeited or expired                                  --            --
---------------------------------------------------------------------------------------------------
Options outstanding, December 31, 2006           374,275       $ 19.88          6.59   $ 3,713,130

Options exercisable at December 31, 2006         269,775       $ 18.85          5.79   $ 2,954,453


         A summary of nonvested share activity at and for the three months ended December 31, 2006 is presented below:

                                                                        Weighted
                                                           Number        Average
                                                               of   Fair Mkt Val
                                                           shares       At Grant
--------------------------------------------------------------------------------
Nonvested shares outstanding, September 30, 2006            8,333        $ 24.43
Granted                                                        --             --
Vested                                                         --             --
Forfeited or expired                                           --             --
--------------------------------------------------------------------------------
Nonvested shares outstanding, December 31, 2006             8,333        $ 24.43

         As of December 31, 2006, stock based compensation expense not yet recognized in income totaled $541,000, which is expected to be recognized over a weighted average remaining period of 1.38 years.

6.       SEGMENT INFORMATION

         An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information: a Traditional Banking Segment consisting of its two banking subsidiaries, MetaBank and MetaBank West Central, and Meta Payment Systems(R), a division of MetaBank. MetaBank and MetaBank West Central operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. Meta Payment Systems provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid cards, issuance of credit cards, sponsorship of ATMs into the debit networks, ACH origination services and a gift card program. Other related programs are in the process of development. The remaining grouping under the caption All Other Segments consists of the operations of Meta Financial Group, Inc. and Meta Trust Company. Revenues and expenses are allocated to business segments using a funds transfer pricing methodology through which excess funds or funding shortfalls at individual segments are sold to or bought from, respectively, the remaining segments. As the Company's funding mix changes between segments, net interest income at individual segments may rise or fall based on the relative size of the excess funding or funding shortfall position at any particular segment. The following tables present segment data for the Company for the three-month periods ended December 31, 2006 and 2005, respectively.

                                       Traditional    Meta Payment
                                         Banking         Systems        All Others        Total
-----------------------------------    ------------   ------------    -------------   -------------
Three Months Ended December 31, 2006
     Net interest income (expense)     $      4,105    $      1,387   $       (233)   $      5,259
     Provision for loan losses                5,465              --             --           5,465
     Non-interest income                        474           3,462             25           3,961
     Non-interest expense                     4,499           3,951            380           8,830
                                       ------------    ------------   ------------    ------------
Net income (loss) before tax                 (5,385)            898           (588)         (5,075)
     Income tax expense (benefit)            (1,922)            292           (191)         (1,821)
                                       ------------    ------------   ------------    ------------
Net income (loss)                      $     (3,463)   $        606   $       (397)   $     (3,254)
                                       ============    ============   ============    ============

Inter-segment revenue (expense)        $     (1,367)   $      1,367   $         --    $         --
Total assets                                511,334         238,914          4,263         754,511
Total deposits                              365,629         234,026             --         599,655

Three Months Ended December 31, 2005
     Net interest income (expense)     $      4,125    $        757   $       (162)   $      4,720
     Provision for loan losses                   40              --             --              40
     Non-interest income                        581           1,238             26           1,845
     Non-interest expense                     4,287           1,241            263           5,791
                                       ------------    ------------   ------------    ------------
Net income (loss) before tax                    379             754           (399)            734
     Income tax expense (benefit)               132             260           (173)            219
                                       ------------    ------------   ------------    ------------
Net income (loss)                      $        247    $        494   $       (226)   $        515
                                       ============    ============   ============    ============

Inter-segment revenue (expense)        $       (324)   $        486   $       (162)   $         --
Total assets                                650,520         103,602          1,162         755,284
Total deposits                              446,208         104,290             --         550,498


7.       SUBSEQUENT EVENT

         On January 31, 2007, MetaBank announced that it had entered into agreements to sell four of its Northwest Iowa branches. Iowa State Bank in Sac City, Iowa, will purchase the MetaBank offices in Sac City, Lake View, and Odebolt, Iowa. This transaction is anticipated to close on March 31, 2007. Additionally, Iowa Trust & Savings Bank in Emmetsburg, Iowa will purchase the MetaBank office in Laurens, Iowa. This transaction is anticipated to close on April 13, 2007. Both of the transactions are subject to regulatory approval.

         Together, the transactions will involve the assumption by the acquiring banks of approximately $40.4 million in deposits and the purchase of $1.2 million in loans. Meta Financial Group expects the transaction will generate a pre-tax gain on sale of approximately $3.4 million.

         Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           META FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

GENERAL

Meta Financial Group, Inc. is a bank holding company whose primary subsidiaries are MetaBank and MetaBank West Central. The Company was incorporated in 1993 as a unitary non-diversified savings and loan holding company that, on September 20 of that year, acquired all of the capital stock of MetaBank, a federal savings bank, in connection with MetaBank's conversion from mutual to stock form of ownership. On September 30, 1996, the Company became a bank holding company in conjunction with the acquisition of MetaBank WC, a state-chartered commercial bank.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2006, compared to September 30, 2006, and the consolidated results of operations for the three-month periods ended December 31, 2006 and 2005. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2006.


CORPORATE DEVELOPMENTS AND OVERVIEW

The Company continues to emphasize expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa. The Company focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developments in these communities. In March 2007, the Company also plans to open an administrative support office in Omaha, Nebraska, which may eventually lead to commercial lending production in that area. On January 31, 2007, the Company announced a plan to divest four of its branches in rural Northwest Iowa. See "Subsequent Event" below.

The Company also continues to experience significant growth in its Meta Payments Systems (MPS) division and is investing for further growth in this business unit. MPS offers prepaid debit cards and other payment systems products and services through a global distribution network. As a part of its normal course of business, the division also attracts significant balances on low- and no-cost demand deposits. Further discussion of the financial results of MPS is included below.

For the three months ended December 31, 2006, the Company announced impairments on two commercial lending relationships which together reduced pre-tax earnings by $5.74 million. Further detail on these loans is included in "Financial Condition" and "Results of Operations" below.

The Company's stock trades on the NASDAQ Global Market under the symbol "CASH."

SUBSEQUENT EVENT

On January 31, 2007, MetaBank announced that it had entered into agreements to sell four of its Northwest Iowa branches. Iowa State Bank in Sac City, Iowa, will purchase the MetaBank offices in Sac City, Lake View, and Odebolt, Iowa. This transaction is anticipated to close on March 31, 2007. Additionally, Iowa Trust & Savings Bank in Emmetsburg, Iowa will purchase the MetaBank office in Laurens, Iowa. This transaction is anticipated to close on April 13, 2007. Both of the transactions are subject to regulatory approval.

Together, the transactions will involve the assumption by the acquiring banks of approximately $40.4 million in deposits and the purchase of $1.2 million in loans. Meta Financial Group expects the transaction will generate a pre-tax gain on sale of approximately $3.4 million.

FINANCIAL CONDITION

As of December 31, 2006, the Company had assets totaling $754.5 million, compared to $741.6 million at September 30, 2006. The increase in assets of $12.9 million resulted primarily from an increase in cash and cash equivalents of $41.9 million. In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks. Federal funds sold deposits are maintained at various large commercial banks.

Offsetting the growth in cash were decreases in the Company's investment securities and loan portfolios. Investment securities, including mortgage-backed securities, declined $11.2 million from $192.1 million at September 30, 2006 to $180.9 million at December 31, 2006. The Company did not purchase any securities during the three months ended December 31, 2006. The Company's loan portfolio, net of allowance for loan losses, also decreased $18.9 million from $389.3 million at September 30, 2006 to $370.3 million at December 31, 2006. The Company continues to experience runoff in its commercial loan participation and commercial real estate portfolios. Management attributes this shrinkage to an overall decrease in the demand for credit and increased competition from the secondary market.

Total deposits rose $33.9 million from $565.7 million at September 30, 2006 to $599.6 million at December 31, 2006. Most of this increase was the result of an increase in non-interest-bearing checking deposits of $73.4 million arising from a seasonal spike in deposits associated with holiday gift card sales. Offsetting this growth was a decrease in higher costing money market, savings, and public funds deposits of $42.7 million. Other deposit portfolios exhibited moderate growth during this time period.

Total wholesale borrowings also declined $18.6 million from $125.0 million at September 30, 2006 to $106.4 million at December 31, 2006. The Company continues to de-emphasize these high cost funding sources in an effort to decrease overall liability costs and to de-lever the Company's balance sheet.

At December 31, 2006, the Company's shareholders' equity totaled $43.6 million, down $1.7 million from $45.3 million at September 30, 2006. The decrease was primarily the result of the reported loss for the quarter (see "Results of
Operations" below) and the payment of dividends on common stock, offset by a favorable change in the accumulated other comprehensive loss on the Company's available for sale securities portfolio. At December 31, 2006, the Company and both of its banking subsidiaries, MetaBank and MetaBank West Central, continue to meet regulatory requirements for classification as well-capitalized institutions.

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

At December 31, 2006, the Company had loans delinquent 30- days and over totaling $13.0 million, or 3.53% of total loans, compared to $5.5 million, or 1.39% of total loans, at September 30, 2006. The increase in delinquent loans since September is primarily the result of a delinquency on a $5.1 commercial loan relationship. The Company participates with over 20 other financial institutions in this loan and is not the lead lender or servicer. The loan is purportedly secured by stock in a charter airline company, the residence of the principal borrower, and an airplane. Questions have arisen concerning the extent and quality of the collateral, which the banks are investigating. As of December 31, 2006, the Company had classified these loans as doubtful and had established a corresponding allowance for loss of approximately 97% of the current loan balance.

At December 31, 2006, commercial and multi-family real estate loans delinquent 30 days and over totaled $6.0 million, or 1.64% of total loans. There were no delinquent loans in this category as of September 30, 2006.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including, but not limited to, the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans. The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible.

At December 31, 2006, commercial business loans delinquent 30 days and over totaled $5.8 million, or 1.57% of total loans. This compares to $5.1 million, or 1.28% of total loans, at September 30, 2006. Commercial business lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made. The success of the loan may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general environment. The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible.

At December 31, 2006, agricultural loans delinquent 30 days and over totaled $427,000, or 0.12% of total loans. This compares to $201,000, or 0.05% of total loans, at September 30, 2006. Agricultural lending also involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices.

The table below sets forth the amounts and categories of the Company's non-performing assets. Foreclosed assets include assets acquired in settlement of loans.

                                             December 31, 2006     September 30, 2006
                                             -----------------     ------------------
(Dollars in thousands)
Non-accruing loans:
      One- to four-family                         $         --           $         31
      Commercial and multi-family                        3,206                     --
      Agricultural real estate                              --                     --
      Consumer                                              19                     --
      Agricultural operating                               180                    182
      Commercial business                                5,593                  3,887
                                                  ------------           ------------
Total non-accruing loans                                 8,998                  4,100
      Accruing loans delinquent 90 days or more             --                     --
                                                  ------------           ------------
Total non-performing loans                               8,998                  4,100

Foreclosed assets:
      One-to four family                                    --                     15
      Commercial and multi-family                           35                     35
      Consumer                                              --                     --
      Agricultural operating                                --                     --
      Commercial business                                   --                     --
                                                  ------------           ------------
Total foreclosed assets                                     35                     50
                                                  ------------           ------------

      Total non-performing assets                 $      9,033           $      4,150
                                                  ============           ============
      Total as a percentage of total assets               1.20%                  0.55%
                                                  ============           ============

Classified assets. Federal regulations provide for the classification of loans and other assets as "substandard", "doubtful" or "loss", based on the level of weakness determined to be inherent in the collection of the principal and interest. When loans are classified as either substandard or doubtful, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. When assets are classified as loss, the Company is required either to establish a specific allowance for loan losses equal to 100% of that portion of the loan so classified, or to charge-off such amount. The Company's determination as to the classification of its loans and the amount of its allowances for loan losses are subject to review by its regulatory authorities, which may require the establishment of additional general or specific allowances for loan losses. The discovery of additional information in the future may also affect both the level of classification and the amount of allowances for loan losses.

On the basis of management's review of its loans and other assets, at December 31, 2006, the Company had classified a total of $4.3 million of its assets as substandard, $5.3 million as doubtful and none as loss. This compares to classifications at September 30, 2006 of $5.0 million substandard, $447,000 doubtful and none as loss.

Allowance for loan losses. The Company establishes its provision for loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of classified assets and non-performing loans, the composition of its loan portfolio and the general economic environment within which the Company and its borrowers operate.

At December 31, 2006, the Company has established an allowance for loan losses totaling $10.3 million, or 115% of non-performing loans, compared to $6.0 million, or 143% of non-performing loans at September 30, 2006.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three month periods ended December 31, 2006 and 2005.

                                               Three Months Ended
                                                  December 31,
                                                  ------------
        (Dollars in thousands)                2006            2005
        ----------------------                ----            ----
        Beginning balance                 $      5,968    $      7,222
        Provision charged to operations          5,465              41
        Loans charged-off                       (1,093)             (8)
        Recoveries                                   9               2
                                          ------------    ------------
        Ending balance                    $     10,349    $      7,257
                                          ============    ============

The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information. In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.


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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Non-performing Assets and Allowance for Loan Losses." Although management believes the level of the allowance as of December 31, 2006 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.


RESULTS OF OPERATIONS

General. For the three months ended December 31, 2006, the Company recorded a net loss of $3.25 million, or $1.30 per diluted share, compared to net income of $515,000, or $0.21 per diluted share, for the same period in 2006. Earnings in the current period were impacted by the recognition of impairments on two commercial loan relationships, which together reduced pre-tax earnings by $5.74 million. Additionally, the Company incurred higher operating expenses. Offsetting these factors, in part, were increased income from card fees and higher net interest income.

Net interest income. Net interest income for the first quarter of fiscal year 2007 was $5.26 million, up 11 percent from $4.72 million in the first quarter of fiscal year 2006. Both higher asset yields and lower liability costs contributed to this increase. Net interest margin rose 41 basis points from 2.66% in the first quarter of fiscal year 2006 to 3.07% in the current quarter. The rise in short term interest rates during the past year contributed to both higher loan and investment yields. Total asset yields for the first quarter of fiscal year 2007 were 6.00%, up 32 basis points from 5.68% for the same quarter last year. A significant change in deposit mix, away from higher costing certificates and public funds deposits and toward low- and no-cost demand deposits also contributed to a meaningful decline in liability costs despite a higher interest rate environment. Total liability costs fell 8 basis points from 3.03% in the first quarter of fiscal year 2006 to 2.95% in the current quarter.

The following table presents the Company's average interest earning assets, interest bearing liabilities, net interest spread, and net interest margin for the three-month periods ended December 31, 2006 and 2005.


Three Months Ended December 31,                                   2006                                       2005
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                            Average       Interest                     Average       Interest
                                                Outstanding     Earned /       Yield /     Outstanding     Earned /        Yield /
                                                  Balance         Paid          Rate         Balance         Paid           Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans receivable                           $  381,174     $    6,876        7.19%     $  432,129     $    7,586        7.00%
     Mortgage-backed securities                    155,148          1,606        4.14%        201,484          1,833        3.64%
     Other investments and fed funds sold          152,812          1,895        4.93%         80,449            757        3.74%
                                                -------------------------------------      -------------------------------------
Total interest-earning assets                      689,134     $   10,377        6.00%        714,062     $   10,176        5.68%
                                                               ======================                     ======================
     Non-interest-earning assets                    47,509                                     43,920
                                                ----------                                 ----------
Total assets                                    $  736,644                                 $  757,982
                                                ==========                                 ==========

Non-interest bearing deposits                   $  206,251     $       --        0.00%     $  108,839     $       --        0.00%
Interest-bearing liabilities:
     Interest-bearing checking                      27,619            247        3.55%         26,430            203        3.04%
     Savings                                        26,699            189        2.80%         59,888            424        2.81%
     Money markets                                  87,448            703        3.19%         84,975            472        2.21%
     Time deposits                                 216,647          2,364        4.33%        254,262          2,248        3.51%
     FHLB advances                                  95,915          1,238        5.05%        152,884          1,792        4.59%
     Other borrowings                               24,937            377        6.00%         24,983            317        5.04%
                                                -------------------------------------      -------------------------------------
Total interest-bearing liabilities                 479,264          5,118        4.22%        603,422          5,456        3.58%
Total deposits and
   interest-bearing liabilities                    685,516     $    5,118        2.95%        712,261     $    5,456        3.03%
                                                               ======================                     ======================
     Other non-interest bearing liabilities          5,445                                      2,658
                                                ----------                                 ----------
Total liabilities                                  690,960                                    714,919
     Shareholders' equity                           45,684                                     43,063
                                                ----------                                 ----------
Total liabilities and
   shareholders' equity                         $  736,644                                 $  757,982
                                                ==========                                 ==========
Net interest income and net
   interest rate spread including
   non-interest bearing deposits                               $    5,259        3.05%                    $    4,720        2.65%
                                                               ======================                     ======================

Net interest margin                                                              3.07%                                      2.66%
                                                                           ==========                                 ==========

Provision for loan loss. The Company recorded a provision for loan losses in the first quarter of fiscal year 2007 of $5.46 million. This provision is directly related to two commercial loan relationships which the Company has determined to be impaired. First, a $690,000 provision was recorded on a loan secured by the assets of a road paving company. Second, the Company recognized a $4.95 million provision on the aforementioned purchased participation loan relationship. See "Non-Performing Assets and Allowance for Loan Losses" herein. Offsetting these specific provisions, the Company also recorded a $180,000 negative provision during the quarter as a result of shrinkage in the loan portfolio.

Non-interest income. Non interest income for the first quarter was $3.96 million, more than double the level from the same quarter a year ago. The increase is the result of higher fee income generated by the Meta Payment Systems division. Fees earned on prepaid debit cards and other payment systems products and services were $3.41 million for the first quarter of fiscal year 2007, compared to $1.22 million for the same quarter in fiscal year 2006.

Non-interest expense. The Company's non interest expense was $8.83 million for the first quarter of fiscal year 2007, reflecting a $3.04 million increase from $5.79 million in the same quarter in fiscal year 2006. The increase is broad based and is generally the result of the Company's investment in the Meta Payment Systems division.

Card processing expenses rose $1.32 million from $333,000 in the first quarter of fiscal year 2006 to $1.65 million in the current quarter. These expenses reflect costs associated with processing and delivering debit card related products and services. Compensation expense rose just under $1 million on a quarter over quarter basis to $4.03 million. This increase reflects the staffing of two new full service branches, one each in Sioux Falls, SD and West Des Moines, IA, an increase in the sales force and operations support staff at Meta Payment Systems, and the addition of IT staff and other administrative support within the Company. Many of the new employees at MPS and in IT will be focused on developing new product lines and increasing market penetration of our payments systems products and services. Other expenses at the Company have also exhibited growth as business volumes have increased. Increases in occupancy and equipment expense reflect the aforementioned new branches and the addition of administrative office space in Sioux Falls. Similarly, increases in marketing, legal and consulting, and other expenses reflect the Company's continuing efforts to support growth of business opportunities that management believes will be profitable over time.

Income tax expense. For the first quarter of fiscal year 2007, the Company recorded an income tax benefit of $1.82 million. The benefit compares to a $219,000 income tax expense for the first quarter of fiscal year 2006. The change is due primarily to the change in net income (loss) before income tax expense (benefit).


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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2006, the Company had commitments to originate and purchase loans totaling $50.3 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth MetaBank's and MetaBank WC's actual capital and required capital amounts and ratios at December 31, 2006 which, at that date, exceeded the minimum capital adequacy requirements.


                                                                                                           Minimum Requirement
                                                                                                                To Be Well
                                                                                    Minimum Requirement     Capitalized Under
                                                                                        For Capital         Prompt Corrective
                                                                   Actual            Adequacy Purposes      Action Provisions
At December 31, 2006                                            Amount  Ratio       Amount     Ratio         Amount  Ratio
--------------------                                            ------  -----       ------     -----         ------  -----
(Dollars in thousands)
MetaBank
--------
     Tangible capital (to tangible assets)                     $44,977    6.36%       $10,610   1.50%           n/a    n/a
     Tier 1 (core) capital (to adjusted total assets)           44,977    6.36         28,292   4.00        $35,366    5.00%
     Tier 1 (core) capital (to risk weighted assets)            44,977   10.00         17,984   4.00         26,976    6.00
     Total risk based capital (to risk weighted assets)         50,757   11.29         35,968   8.00         44,960   10.00
MetaBank West Central
---------------------
     Tier 1 capital (to average assets)                          3,662    8.74          1,676   4.00          2,095    5.00
     Tier 1 risk based capital (to risk weighted assets)         3,662   14.88            984   4.00          1,476    6.00
     Total risk based capital (to risk weighted assets)          3,975   16.16          1,968   8.00          2,460   10.00


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2006, the Company, MetaBank, and MetaBank WC exceeded minimum requirements for the well-capitalized category.


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

The Company originates predominantly adjustable rate loans and fixed rate loans with relatively short terms to maturity. Long term fixed rate residential mortgages are generally sold into the secondary market. As a result of its lending practices, the Company's loan portfolio is relatively short in duration and yields respond quickly to the overall level of interest rates.

The Company's primary objective for its investment portfolio is to provide the liquidity necessary to meet the Company's cash demands. This portfolio may also be used in the ongoing management of interest rate risk. As a result, funds may be invested among various categories of security types and maturities based upon the Company's need for liquidity and its desire to create an economic hedge against the effects changes in interest rates may have on the overall market value of the Company.

The Company offers a full range of deposit products which are generally short term in nature. Interest-bearing checking, savings, and money market accounts generally provide a stable source of funds for the bank and also respond relatively quickly to changes in short term interest rates. The Company offers certificates of deposit with maturities of three months through five years, which serve to extend the duration of the overall deposit portfolio. A significant portion of the Company's deposit portfolio is concentrated in non-interest-bearing checking accounts. These accounts serve to decrease the Company's overall cost of funds and reduce its sensitivity to changes in short term interest rates.

The Company also maintains a portfolio of wholesale borrowings, predominantly advances from the Federal Home Loan Bank which carry fixed terms and fixed rates of interest. The Company utilizes this portfolio to manage liquidity demands and also, when appropriate, in the ongoing management of interest rate risk.

The Board of Directors, as well as the Office of Thrift Supervision, have established limits on the level of acceptable interest rate risk. There can be no assurance, however, that, in the event of an adverse change in interest rates, the Company's efforts to limit interest rate risk will be successful.

Net Portfolio Value. The Company uses a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The Company's Investment Committee, which consists of members of senior management, is responsible for managing the interest rate risk of the Company.

Presented below, as of December 31, 2006 and September 30, 2006, is an analysis of the Company's interest rate risk profile as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. Growth in the Company's non-interest bearing checking portfolio has contributed to a shift in the Company's interest rate risk profile. At December 31, 2006, the Company was more exposed to a decline in market value from a falling interest rate environment than it was at September 30, 2006. Similarly, at December 31, 2006, the Company was more exposed to an increase in market value from a rising interest rate environment than it was at September 30, 2006. At both December 31, 2006 and September 30, 2006, the Company's interest rate risk profile was within the limits set by the Board of Directors. Additionally, MetaBank's interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.


Change in Interest Rates    Board Limit   At December 31, 2006    At September 30, 2006
                                          --------------------    ---------------------
      (Basis Points)        % Change      $ Change    % Change    $ Change   % Change
      --------------        --------      --------    --------    --------   --------
                                                       (Dollars in thousands)
         +200 bp              (40)%         $2,648         4%       $ 548        1%
         +100 bp              (25)           1,510         2          562        1
    0 bp (Base Case)           --               --        --           --       --
         -100 bp              (25)          (2,587)       (3)        (907)      (1)
         -200 bp              (40)          (7,642)      (10)      (4,139)      (6)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


INTERNAL CONTROL OVER FINANCIAL REPORTING

With  the  participation  of  the  Company's  management,  including  its  Chief
Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company's internal control over financial reporting to determine wither any changes occurred during the Company's fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

              As was described in the Company's previous filings, MetaBank was the lead lender and servicer of approximately $32.0 million in loans to three auto dealership related companies and their owners. Approximately $22.2 million of the total had been sold to ten participating financial institutions. Each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any give time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of March 31, 2006, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted. A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories. MetaBank denies any obligation to make the requested adjustments on these or related claims. Other than as disclosed below, MetaBank cannot predict at this time whether any of these claims will be the subject of litigation.

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

              First Midwest Bank-Deerfield Branches and Mid-Country Bank v. MetaBank (Civ. No. 06-2241). On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County, in the above titled action. The complaint alleges that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to Dan Nelson Automotive Group ("DNAG") and South Dakota Acceptance Corporation ("SDAC"), suffered damages exceeding $1 million as a result of MetaBank's placement and administration of the loans that were the subject of the loan participation agreements. The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114. Plaintiffs have moved to remand the case back to state court. That motion is pending.

              First  Premier Bank v. MetaBank  (Civ.  No.  06-2277).  On July 5,
              2006, First Premier Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that First Premier, a participating lender with MetaBank on a series of loans made to SDAC, has suffered damages in an as yet undetermined amount as a result of MetaBank's actions in selling to First Premier a participation in a loan made to SDAC and MetaBank's actions in administering that loan. The complaint sounds in breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, fraud, deceit, negligent misrepresentation, fraudulent misrepresentation, conversion, negligence, gross negligence, breach of fiduciary duty and unjust enrichment. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4115. Plaintiffs have moved to remand the case back to state court. That motion is pending.

              Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230). On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements. The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing. Discovery in that matter is proceeding.

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


Item 1.A.     Risk Factors - Other than the risk factors described below,  there
              ------------
              have been no material changes from those described in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the period ended September 30, 2006.

              On March 15, 2006, the Federal Housing Finance Board ("Finance Board"), the federal regulator of the 12 Federal Home Loan Banks ("FHLBs"), published for comment a proposal that would (i) establish a minimum retained earnings requirement for each Federal Home Loan Bank, (ii) limit the amount of excess stock that a Bank could have outstanding, and (iii) impose new restrictions on the timing and form of dividend payment. On December 22, 2006, the Finance Board adopted a final rule prohibiting the FHLBs from issuing new excess stock to members (such as MetaBank and MetaBank West Central) if the amount of member excess stock exceeds one percent of the FHLB's assets. The feature of the proposed rule that would have required the FHLBs to establish a retained earnings minimum was not retained. It is not anticipated that the final regulation will have a material impact on the Company.

              In connection with the previously disclosed bankruptcy of certain borrowers of MetaBank, MetaBank has experienced loan losses, which have, in part, been passed on to various entities that participated with MetaBank, which was the lead lender at the time the loans were made. Several of the participant banks have contended, over and above the allocation issue raised by the participants and described in previous filings of the Registrant, that MetaBank owes such participants additional monies, and have threatened MetaBank with legal action, or have already filed such legal action, to recover said monies. In addition, five lawsuits, all containing virtually identical allegations to each of the others, have been filed naming several defendants, including MetaBank and affiliates, on behalf of the purchasers of automobiles from the borrowers. It is contended by the plaintiffs in these five lawsuits that MetaBank and its affiliates conspired with the borrowers to defraud such purchasers. See Footnote 4 to the Financial Statements and Part II - Other Information, Item 1. Legal Proceedings herein. If the Company is forced to defend itself against this pending and threatened litigation, the Company would incur additional legal expenses, which cannot be reasonably estimated at this time, but which would affect overall profitability.

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


                                      META FINANCIAL GROUP, INC.



Date:  February 14, 2007         By:   /s/ J. Tyler Haahr
       -----------------              ----------------------------
                                      J. Tyler Haahr, President,
                                        and Chief Executive Officer



Date:  February 14, 2007         By:  /s/ Jonathan M. Gaiser
       -----------------              ----------------------------
                                      Jonathan M. Gaiser, Senior Vice President,
                                        Secretary, Treasurer, and Chief
                                         Financial Officer