Form 10-Q
period 2007-03-31
META FINANCIAL GROUP INC
filed 2007-05-15
CIK 907471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-22140

                         META FINANCIAL GROUP, INC.(R)
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

           Class:                            Outstanding at May 15, 2007:
Common Stock, $.01 par value                         2,565,025 Common Shares

                                   META FINANCIAL GROUP, INC.
                                            FORM 10-Q

                                              INDEX

                                                                                        Page No.
                                                                                        --------
Part I.   Financial Information
-------------------------------

      Item 1.     Financial Statements (Unaudited):

                  Condensed Consolidated Statements of Financial Condition
                    as of March 31, 2007 and September 30, 2006                            3

                  Condensed Consolidated Statements of Operations for the Three
                    and Six Months Ended March 31, 2007 and 2006                           4

                  Condensed Consolidated Statements of Comprehensive Income (Loss)
                    for the Three and Six Months Ended March 31, 2007 and 2006             5

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity for the Six Months Ended March 31, 2007 and 2006                6

                  Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 2007 and 2006                               7

                  Notes to Condensed Consolidated Financial Statements                     8

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                   18

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk               28

      Item 4.     Controls and Procedures                                                 30

Part II.  Other Information
---------------------------

      Item 1.     Legal Proceedings                                                       31

      Item 1.A.   Risk Factors                                                            34

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds             34

      Item 3.     Defaults Upon Senior Securities                                         34

      Item 4.     Submission of Matters to a Vote of Security Holders                     35

      Item 5.     Other Information                                                       35

      Item 6.     Exhibits                                                                35

      Signatures                                                                          36


                                           META FINANCIAL GROUP, INC.
                                                AND SUBSIDIARIES
                      Condensed Consolidated Statements of Financial Condition (Unaudited)
                                             (Dollars in Thousands)


ASSETS                                                                  March 31, 2007      September 30, 2006
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                     $     1,565            $     7,405
Interest-bearing deposits in other financial institutions                        22,920                101,948
                                                                            ----------------------------------
    Total cash and cash equivalents                                              24,485                109,353
Federal funds sold                                                              105,000                     --
Securities purchased under agreements to resell                                      --                  5,891
Other investment securities available for sale                                   27,584                 27,474
Mortgage-backed securities available for sale                                   147,604                158,702
Loans receivable - net of allowance for loan losses of
  $5,282 at March 31, 2007 and $5,968 at September 30, 2006                     374,869                389,270
Federal Home Loan and Federal Reserve Bank stock, at cost                         4,999                  5,768
Accrued interest receivable                                                       3,769                  4,379
Premises and equipment, net                                                      18,492                 17,623
Bank owned life insurance                                                        13,158                 12,953
Goodwill                                                                          3,403                  3,403
Other assets                                                                      6,063                  6,795
                                                                            ----------------------------------

                     Total assets                                           $   729,426            $   741,611
                                                                            ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing checking                                               $   249,869            $   189,506
Interest-bearing checking                                                        28,178                 26,828
Savings deposits                                                                 20,196                 29,869
Money market deposits                                                            72,118                103,291
Time certificates of deposit                                                    209,218                216,217
                                                                            ----------------------------------
           Total deposits                                                       579,579                565,711
Advances from Federal Home Loan Bank                                             85,300                 99,565
Securities sold under agreements to repurchase                                    5,532                 15,179
Subordinated debentures                                                          10,310                 10,310
Accrued interest payable                                                          1,184                    972
Accrued expenses and other liabilities                                            2,798                  4,542
                                                                            ----------------------------------
           Total liabilities                                                    684,703                696,279
                                                                            ----------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, 800,000 shares authorized, no shares
  issued or outstanding                                                              --                     --
Common stock, $.01 par value; 5,200,000 shares authorized,
  2,957,999 shares issued, 2,559,830 and 2,534,367 shares outstanding
  at March 31, 2007 and September 30, 2006, respectively                             30                     30
Additional paid-in capital                                                       20,958                 20,969
Retained earnings - substantially restricted                                     33,872                 37,186
Accumulated other comprehensive (loss)                                           (2,356)                (4,548)
Unearned Employee Stock Ownership Plan shares                                      (324)                  (509)
Treasury stock, 398,169 and 423,632 common shares, at cost,
  at March 31, 2007 and September 30, 2006, respectively                         (7,457)                (7,796)
                                                                            ----------------------------------
           Total shareholders' equity                                            44,723                 45,332
                                                                            ----------------------------------

           Total liabilities and shareholders' equity                       $   729,426            $   741,611
                                                                            ==================================

See Notes to Condensed Consolidated Financial Statements.

                                       META FINANCIAL GROUP, INC.
                                            AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations (Unaudited)
                             (Dollars in Thousands, Except Per Share Data)

                                                           Three Months Ended       Six Months Ended
                                                               March 31,               March 31,

                                                            2007        2006        2007        2006
-------------------------------------------------------------------------------   ---------------------
Interest and dividend income:
    Loans receivable, including fees                      $  6,615    $  7,466    $ 13,491    $ 15,052
    Mortgage backed securities                               1,519       1,823       3,125       3,656
    Other investments                                        2,155         906       4,050       1,663
                                                          --------------------    --------------------
                                                            10,289      10,195      20,666      20,371
                                                          --------------------    --------------------

Interest expense:
    Deposits                                                 3,190       3,336       6,693       6,683
    FHLB advances and other borrowings                       1,425       1,870       3,040       3,979
                                                          --------------------    --------------------
                                                             4,615       5,206       9,733      10,662
                                                          --------------------    --------------------

Net interest income                                          5,674       4,989      10,933       9,709

Provision for loan losses                                     (280)       (350)      5,185        (309)
                                                          --------------------    --------------------

Net interest income after provision for loan losses          5,954       5,339       5,748      10,018
                                                          --------------------    --------------------

Non-interest income:
    Deposit Fees                                               246         364         482         626
    Loan Fees                                                  161          54         220         196
    Card fees                                                3,462       1,449       6,870       2,670
    Bank owned life insurance income                           131         151         206         297
    Other income                                               232         179         415         254
                                                          --------------------    --------------------
       Total non-interest income                             4,232       2,197       8,193       4,043
                                                          --------------------    --------------------

Non-interest expense:
    Compensation and benefits                                4,532       3,006       8,566       6,074
    Occupancy and equipment expense                          1,072         788       2,039       1,552
    Marketing                                                  137         186         380         317
    Data processing expense                                    292         297         469         490
    Card processing expense                                  1,589         942       3,242       1,275
    Legal and consulting expense                               784         954       1,520       1,545
    Other expense                                              786       1,027       1,806       1,737
                                                          --------------------    --------------------
       Total non-interest expense                            9,192       7,200      18,022      12,990
                                                          --------------------    --------------------

Net income (loss) before income tax expense (benefit)          994         336      (4,081)      1,071

Income tax expense (benefit)                                   391          75      (1,430)        294
                                                          --------------------    --------------------

Net income (loss)                                              603         261      (2,651)        777
                                                          ====================    ====================
Earnings (loss) per common share:
    Basic                                                 $   0.24    $   0.10    $  (1.05)   $   0.31
                                                          ====================    ====================
    Diluted                                                   0.23        0.10       (1.05)       0.31
                                                          ====================    ====================

Dividends declared per common share:                      $   0.13    $   0.13    $   0.26    $   0.26
                                                          ====================    ====================

See Notes to Condensed Consolidated Financial Statements.

                                META FINANCIAL GROUP INC.
                                     AND SUBSIDIARIES
       Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                                  (Dollars in Thousands)

                                               Three Months Ended     Six Months Ended
                                                    March 31,             March 31,

                                                 2007       2006       2007       2006
------------------------------------------------------------------   -------------------
Net income (loss)                              $    603   $    261   $ (2,651)  $    777

Other comprehensive gain (loss):
   Net unrealized gain (loss) on
     securities available for sale                  774       (597)     3,495     (2,315)
   Deferred income tax expense (benefit)            289       (222)     1,303       (861)
                                               -------------------   -------------------

   Total other comprehensive income (loss)          485       (375)     2,192     (1,454)
                                               -------------------   -------------------

Total comprehensive income (loss)              $  1,088   $   (114)  $   (459)  $   (677)
                                               ===================   ===================

See Notes to Condensed Consolidated Financial Statements.

                                                     META FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES
                         Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                                              For the Six Months Ended March 31, 2007
                                                       (Dollars in Thousands)

                                                                             Accumulated     Unearned
                                                                                Other        Employee
                                                    Additional              Comprehensive      Stock                     Total
                                          Common     Paid-in     Retained      (Loss),       Ownership    Treasury   Shareholders'
                                          Stock      Capital     Earnings    Net of Tax     Plan Shares    Stock        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005              $     30   $   20,646   $ 34,557   $      (3,180)  $      (825)  $ (8,269)  $      42,959

Cash dividends declared on common
   stock ($.26 per share)                      --           --       (652)             --            --         --            (652)

Issuance of 9,000 common shares from
   treasury stock due to exercise of
   stock options                               --          (63)        --              --            --        203             140

Stock compensation                             --           57         --              --            --         --              57

10,200 common shares committed to be
   released under the ESOP                     --          (16)        --              --           228         --             212

Net change in unrealized losses on
   securities available for sale,
   net of income taxes                         --           --         --          (1,454)           --         --          (1,454)

Net income for six months ended
   March 31, 2006                              --           --        777              --            --         --             777

----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006                  $     30   $   20,624   $ 34,682   $      (4,634)  $      (597)  $ (8,066)  $      42,039
==================================================================================================================================

Balance, September 30, 2006              $     30   $   20,969   $ 37,186   $      (4,548)  $      (509)  $ (7,796)  $      45,332

Cash dividends declared on common
   stock ($.26 per share)                      --           --       (663)             --            --         --            (663)

Issuance of 25,463 common shares from
   treasury stock due to exercise of
   stock options                               --         (227)        --              --            --        339             112

Stock compensation                             --          170         --              --            --         --             170

7,998 common shares committed to be
   released under the ESOP                     --           46         --              --           185         --             231

Net change in unrealized losses on
   securities available for sale,
   net of income taxes                         --           --         --           2,192            --         --           2,192

Net (loss) for six months ended
   March 31, 2007                              --           --     (2,651)             --            --         --          (2,651)

----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2007                  $     30   $   20,958   $ 33,872   $      (2,356)  $      (324)  $ (7,457)  $      44,723
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                     META FINANCIAL GROUP, INC.
                                          AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                                       (Dollars in Thousands)

                                                                        Six Months Ended March 31,
                                                                           2007           2006
--------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
   Net income (loss)                                                    $    (2,651)   $       777
   Adjustments to reconcile net income to net cash from operating activities:
   Effect of contribution to employee stock ownership plan                      231            212
   Depreciation, amortization and accretion, net                              1,274          1,258
   Provision for loan losses                                                  5,185           (309)
   Stock compensation                                                           170             57
   (Gain) loss on sales of real estate owned and repossessed assets, net          3             (4)
   (Gain) on sales of loans, net                                                (17)           (27)
   (Gain) on sales of other, net                                                (36)
   Net change in accrued interest receivable                                    610            295
   Net change in other assets                                                  (962)        (2,071)
   Net change in accrued interest payable                                       212           (109)
   Net change in accrued expenses and other liabilities                      (1,744)         4,803
                                                                        --------------------------
       Net cash provided by operating activities                              2,275          4,882

Cash flow from investing activities:
   Purchase of securities available for sale                                     --           (109)
   Net change in federal funds sold                                        (105,000)            --
   Net change in securities purchased under agreement to resell               5,891         12,352
   Proceeds from maturities and principal repayments of
     securities available for sale                                           13,931         21,507
   Loans purchased                                                          (54,840)       (26,687)
   Net change in loans receivable                                            64,073         41,531
   Proceeds from sales of foreclosed real estate                                 50          4,676
   Net change in FHLB / FRB stock                                               769          1,309
   Purchase of premises and equipment                                        (1,402)        (1,290)
                                                                        --------------------------
         Net cash provided by (used in) investing activities                (76,528)        53,289

Cash flows from financing activities:
   Net change in checking, savings, and money market deposits                20,867         33,769
   Net change in time deposits                                               (6,999)       (34,114)
   Repayments of advances from Federal Home Loan Bank                       (14,265)       (29,950)
   Net change in securities sold under agreements to repurchase              (9,647)        (4,404)
   Cash dividends paid                                                         (663)          (652)
   Proceeds from exercise of stock options                                       92            140
                                                                        --------------------------
         Net cash provided by (used in) financing activities                (10,615)       (35,211)
                                                                        --------------------------

Net change in cash and cash equivalents                                     (84,868)        22,960

Cash and cash equivalents at beginning of period                            109,353         14,370
                                                                        --------------------------
Cash and cash equivalents at end of period                              $    24,485    $    37,330
                                                                        ==========================

Supplemental disclosure of cash flow information
   Cash paid during the period for:
       Interest                                                         $     9,521    $    10,771
       Income taxes                                                             582            334

Supplemental schedule of non-cash investing and financing activities:
   Loans transferred to foreclosed real estate                          $        --    $        27

See Notes to Condensed Consolidated Financial Statements.

                          META FINANCIAL GROUP, INC.(R)
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2.    ALLOWANCE FOR LOAN LOSSES

      At March 31, 2007 the Company's allowance for loan losses was $5.3 million, a decrease of $686,000 from $6.0 million at September 30, 2006. During the six months ended March 31, 2007 the Company recorded a provision for loan losses of $5.2 million, which was primarily related to the impairment of two commercial lending relationships. During the three months ended March 31, 2007 the Company recorded a negative provision for loan losses of $280,000. The Company also incurred net loan charge-offs of $5.9 million, of which $4.8 million was incurred in the second fiscal quarter, primarily related to the recognition of losses on both of these relationships. Further discussion of this change in the allowance is included in "Corporate Developments and Overview" and "Nonperforming Assets and Allowance for Loan Loss" in Management's Discussion and Analysis.

      The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three and six month periods ended March 31, 2007 and 2006.

                                    Three Months Ended       Six Months Ended
                                        March 31,                March 31,
                                   --------------------    --------------------
                                     2007        2006        2007         2006
                                   --------------------    --------------------
                                              (Dollars in Thousands)

Beginning balance                  $ 10,349    $  7,257    $  5,968    $  7,222
Provision charged to operations        (280)       (350)      5,185        (309)
Charge-offs                          (4,831)     (1,108)     (5,924)     (1,116)
Recoveries                               44         199          53         201
                                   --------------------    --------------------
Ending balance                     $  5,282    $  5,998    $  5,282    $  5,998
                                   ====================    ====================

3.    EARNINGS PER SHARE

      Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable pursuant to stock options agreements.

      A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three and six months ended March 31, 2007 and 2006 is presented below.

Three Months Ended March 31,                                                                 2007                    2006
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands, Except Per Share Data)

Basic earnings per common share:
   Numerator, net income                                                            $                603     $                261
=================================================================================================================================

   Denominator, weighted average common shares outstanding                                     2,549,631                2,510,677
   Less weighted average unallocated ESOP and nonvested shares                                   (25,283)                 (29,975)
---------------------------------------------------------------------------------------------------------------------------------

   Weighted average common shares outstanding                                                  2,524,348                2,480,702
=================================================================================================================================

Basic earnings per common share                                                     $               0.24     $               0.10
=================================================================================================================================

Diluted earnings per common share:
   Numerator, net income                                                            $                603     $                261
=================================================================================================================================

   Denominator, weighted average common shares outstanding
      for basic earnings per share                                                             2,524,348                2,480,702
   Add dilutive effect of assumed exercises of stock options, net of tax benefits                 96,366                   32,225
---------------------------------------------------------------------------------------------------------------------------------

   Weighted average common and dilutive potential common shares outstanding                    2,620,714                2,512,927
=================================================================================================================================

Diluted earnings per common share                                                   $               0.23     $               0.10
=================================================================================================================================

Six Months Ended March 31,                                                                   2007                    2006
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands, Except Per Share Data)

Basic earnings (loss) per common share:
   Numerator, net income (loss)                                                     $             (2,651)    $                777
=================================================================================================================================

   Denominator, weighted average common shares outstanding                                     2,542,440                2,507,147
   Less weighted average unallocated ESOP and nonvested shares                                   (27,174)                 (32,558)
---------------------------------------------------------------------------------------------------------------------------------

   Weighted average common shares outstanding                                                  2,515,266                2,474,589
=================================================================================================================================

Basic earnings (loss) per common share                                              $              (1.05)    $               0.31
=================================================================================================================================

Diluted earnings (loss) per common share:
   Numerator, net income (loss)                                                     $             (2,651)    $                777
=================================================================================================================================

   Denominator, weighted average common shares outstanding
      for basic earnings per share                                                             2,515,266                2,474,589
   Add dilutive effect of assumed exercises of stock options, net of tax benefits                     --                   30,504
---------------------------------------------------------------------------------------------------------------------------------

   Weighted average common and dilutive potential common shares outstanding                    2,515,266                2,505,093
=================================================================================================================================

Diluted earnings (loss) per common share                                            $              (1.05)    $               0.31
=================================================================================================================================

4.    COMMITMENTS AND CONTINGENCIES

      At March 31, 2007 and September 30, 2006, the Company had outstanding commitments to originate and purchase loans totaling $50.9 million and $52.9 million, respectively. It is expected that outstanding loan commitments will be funded with existing liquid assets. At March 31, 2007, the Company had no commitments to purchase or sell securities available for sale.

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

      On or about April 26, 2006, MetaBank, Meta Financial Group, Inc., Meta Trust Company and J. Tyler Haahr were named as defendants in Dengler, Flute, et al v. Prairie Auto Group, Inc., a class action lawsuit filed in Circuit Court for the Second Judicial Circuit in Minnehaha County, South Dakota. This lawsuit appears to be a successor suit to a series of two state and three tribal court lawsuits that were filed in 2006, reported on a previous 10-Q, but apparently subsequently abandoned by the plaintiffs. In this action, plaintiff class is comprised of individuals who purchased vehicles and/or obtained financing from the J.D. Byrider franchise in Pennington County, which was owned and operated by companies controlled by Dan Nelson. Plaintiffs allege that the Dan Nelson companies, including the Dan Nelson Auto Group ("DNAG") and the South Dakota Acceptance Corporation ("SDAC") and other affiliates, operated under the J.D. Byrider franchise and business model and engaged in abusive sales, lending and consumer practices, The bulk of the complaint addresses the various alleged fraudulent schemes perpetrated by the Nelson companies against their customers, principally the "buy here, pay here" model in which individuals with poor credit histories were allegedly sold poor quality vehicles at high prices with worthless warranties on usurious loan terms.

      MetaBank, in conjunction with a roster of participating banks, had provided a series of loans and lines of credit to DNAG and SDAC. Plaintiffs allege that the MetaBank entities "participated in the fraudulent scheme" by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed "special benefits" for providing these loans. DNAG, SDAC and Nelson have since filed for bankruptcy. Plaintiffs also allege that MetaBank did not vigorously pursue claims against Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies. The claims against J. Tyler Haahr personally are not explained, other than that Haahr had a "long-standing personal relationship" that allegedly led to the decision by MetaBank to provide loans and lines of credit to the various entities owned and controlled by Nelson. The MetaBank entities have not yet filed an answer to this complaint, and there is no discrete amount of damages claimed against the MetaBank entities, so it would be premature to predict MetaBank's likelihood of success or amount of exposure in this lawsuit. MetaBank intends to vigorously contest these claims. MetaBank's liability insurer has already agreed to provide coverage to the MetaBank entities and J. Tyler Haahr for this claim, and has retained and is paying for counsel to defend this action.

      As was described in the Company's previous filings, MetaBank was the lead lender and servicer of approximately $32.0 million in loans to three auto dealership related companies and their owners. Approximately $22.2 million of the total had been sold to ten participating financial institutions. Each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any give time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of March 31, 2007, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted. A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories. MetaBank denies any obligation to make the requested adjustments on these or related claims. Other than as disclosed below, MetaBank cannot predict at this time whether any of these claims will be the subject of litigation.

      During the three months ended June 30, 2006 or shortly thereafter four lawsuits were filed against the Company's MetaBank subsidiary. Three of the complaints are related to the Company's alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner. An additional bank, North American Bank, has filed to join the First Midwest Bank-Deerfield Branches case, which action has not been granted and is being fought by MetaBank. All four actions are in their infancy and amount cannot be determined at this time. The Company intends, however, to vigorously defend its actions.

      First Midwest Bank-Deerfield Branches and Mid-Country Bank v. MetaBank (Civ. No. 06-2241). On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County, in the above titled action. The complaint alleges that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $1 million as a result of MetaBank's placement and administration of the loans that were the subject of the loan participation agreements. The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114. Plaintiff(s) moved to remand the case back to state court, but this motion was denied. A scheduling order was recently submitted to the United States District Court and discovery is just beginning.

      First Premier Bank v. MetaBank (Civ. No. 06-2277). On July 5, 2006, First Premier Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that First Premier, a participating lender with MetaBank on a series of loans made to SDAC, has suffered damages in an as yet undetermined amount as a result of MetaBank's actions in selling to First Premier a participation in a loan made to SDAC and MetaBank's actions in administering that loan. The complaint sounds in breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, fraud, deceit, negligent misrepresentation, fraudulent misrepresentation, conversion, negligence, gross negligence, breach of fiduciary duty and unjust enrichment. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South
      Dakota, where the action has been assigned case no. Civ. 06-4115. Plaintiff(s) moved to remand the case back to state court, but this motion was denied. A scheduling order was recently submitted to the United States District Court and discovery is just beginning.

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

      Meridian Enterprises Corporation v. Bank of America Corporation et al. (Case No. 4:06-cv-01117CDP). On July 21, 2006, Meridian Enterprises Corporation ("Meridian") filed suit against Meta Financial Group, Inc. (Meta Payment Systems division) ("Meta") and other banks and financial institutions in the U.S. District Court for the Eastern District of Missouri in the above-titled action. Meridian is the owner of U.S. Patent No. 5,025,372 (the " '372 Patent"). The complaint alleges that Meta and the co-defendants each sell, administer, process and/or sponsor an incentive program where cards are provided to participants in the incentive program that can be presented to retailers to make a purchase. The complaint further alleges, inter alia, that Meta and the co-defendants each use a computer to determine whether or not a participant's performance under the incentive program entitles the participant to an award, in which the computer also determines the amount of the award, and the amount of the award is based upon the level of the participant's performance in the incentive program. Accordingly, the complaint sounds in infringement, inducement of infringement, and contributory infringement of one or more claims of the '372 Patent. On April 9, 2007, Meridian's complaint was dismissed without prejudice.

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

      A summary of option activity at and for the six months ended March 31, 2007 is presented below:

                                                                    Weighted
                                                      Weighted       Average
                                             Number    Average     Remaining       Aggregate
                                                 of   Exercise   Contractual       Intrinsic
                                             shares      Price    Term (Yrs)           Value
--------------------------------------------------------------------------------------------
Options outstanding, September 30, 2006     386,425   $  19.79          6.65   $   1,792,717
Granted                                      14,000      29.50
Exercised                                   (52,780)     16.99                       667,250
Forfeited or expired                         (1,500)     23.81
--------------------------------------------------------------------------------------------
Options outstanding, March 31, 2007         346,145   $  20.60          7.16   $   3,568,807

Options exercisable at March 31, 2007       232,395   $  19.24          6.46   $   2,710,427

      A summary of nonvested share activity at and for the six months ended March 31, 2007 is presented below:

                                                                     Weighted
                                                        Number        Average
                                                            of   Fair Mkt Val
                                                        shares       At Grant
-----------------------------------------------------------------------------
Nonvested shares outstanding, September 30, 2006         8,333   $      24.43
Granted                                                     --             --
Vested                                                      --             --
Forfeited or expired                                        --             --
-----------------------------------------------------------------------------
Nonvested shares outstanding, March 31, 2007             8,333   $      24.43

      As of March 31, 2007, stock based compensation expense not yet recognized in income totaled $578,000, which is expected to be recognized over a weighted average remaining period of 1.39 years.

6.    SEGMENT INFORMATION

      An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information: a Traditional Banking Segment consisting of its two banking subsidiaries, MetaBank and MetaBank West Central, and Meta Payment Systems(R), a division of MetaBank. MetaBank and MetaBank West Central operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. Meta Payment Systems provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid cards, issuance of credit cards, sponsorship of ATMs into the debit networks, ACH origination services and a gift card program. Other related programs are in the process of development. The remaining grouping under the caption All Other Segments consists of the operations of Meta Financial Group, Inc. and Meta Trust Company. Revenues and expenses are allocated to business segments using a funds transfer pricing methodology through which excess funds or funding shortfalls at individual segments are sold to or bought from, respectively, the remaining segments. As the Company's funding mix changes between segments, net interest income at individual segments may rise or fall based on the relative size of the excess funding or funding shortfall position at any particular segment. The following tables present segment data for the Company for the three and six month periods ended March 31, 2007 and 2006, respectively.

                                     Traditional     Meta Payment
                                       Banking         Systems       All Others        Total
---------------------------------    ------------    ------------    -----------    ------------
Three Months Ended March 31, 2007
   Net interest income (expense)     $      4,215    $      1,697    $      (238)   $      5,674
   Provision for loan losses                 (280)             --             --            (280)
   Non-interest income                        726           3,482             24           4,232
   Non-interest expense                     4,463           4,370            359           9,192
                                     ------------    ------------    -----------    ------------
Net income (loss) before tax                  758             809           (573)            994
   Income tax expense (benefit)               281             270           (160)            391
                                     ------------    ------------    -----------    ------------
Net income (loss)                    $        477    $        539    $      (413)   $        603
                                     ============    ============    ===========    ============

Inter-segment revenue (expense)      $     (1,699)   $      1,699    $        --    $         --
Total assets                              501,772         229,466         (1,812)        729,426
Total deposits                            355,363         224,216             --         579,579

Three Months Ended March 31, 2006
   Net interest income (expense)     $      3,915    $      1,234    $      (160)   $      4,989
   Provision for loan losses                 (350)             --             --            (350)
   Non-interest income                        668           1,501             28           2,197
   Non-interest expense                     4,761           2,191            248           7,200
                                     ------------    ------------    -----------    ------------
Net income (loss) before tax                  172             544           (380)            336
   Income tax expense (benefit)                53             188           (166)             75
                                     ------------    ------------    -----------    ------------
Net income (loss)                    $        119    $        356    $      (214)   $        261
                                     ============    ============    ===========    ============

Inter-segment revenue (expense)      $       (775)   $        933    $      (158)   $         --
Total assets                              625,801         117,536          2,103         745,440
Total deposits                            422,059         118,366             --         540,425

                                     Traditional     Meta Payment
                                       Banking         Systems       All Others         Total
---------------------------------    ------------    ------------    -----------    ------------
Six Months Ended March 31, 2007
   Net interest income (expense)     $      8,320    $      3,084    $      (471)   $     10,933
   Provision for loan losses                5,185              --             --           5,185
   Non-interest income                      1,200           6,944             49           8,193
   Non-interest expense                     8,962           8,321            739          18,022
                                     ------------    ------------    -----------    ------------
Net income (loss) before tax               (4,627)          1,707         (1,161)         (4,081)
   Income tax expense (benefit)            (1,641)            562           (351)         (1,430)
                                     ------------    ------------    -----------    ------------
Net income (loss)                    $     (2,986)   $      1,145    $      (810)   $     (2,651)
                                     ============    ============    ===========    ============

Inter-segment revenue (expense)      $     (3,066)   $      3,066    $        --    $         --
Total assets                              501,772         229,466         (1,812)        729,426
Total deposits                            355,363         224,216             --         579,579

Six Months Ended March 31, 2006
   Net interest income (expense)     $      8,039    $      1,991    $      (321)   $      9,709
   Provision for loan losses                 (309)             --             --            (309)
   Non-interest income                      1,250           2,739             54           4,043
   Non-interest expense                     9,047           3,432            511          12,990
                                     ------------    ------------    -----------    ------------
Net income (loss) before tax                  551           1,298           (778)          1,071
   Income tax expense (benefit)               185             448           (339)            294
                                     ------------    ------------    -----------    ------------
Net income (loss)                    $        366    $        850    $      (439)   $        777
                                     ============    ============    ===========    ============

Inter-segment revenue (expense)      $     (1,100)   $      1,419    $      (319)   $         --
Total assets                              625,801         117,536          2,103         745,440
Total deposits                            422,059         118,366             --         540,425

7.    SUBSEQUENT EVENT

      On January 31, 2007, MetaBank announced that it had entered into agreements to sell four of its Northwest Iowa branches. On April 13, 2007 MetaBank consummated the sale of its Laurens office to Iowa Trust & Savings Bank in Emmetsburg, Iowa. Iowa State Bank in Sac City, Iowa, will purchase the MetaBank offices in Sac City, Lake View, and Odebolt, Iowa. This transaction is anticipated to close on May 18, 2007. Together, the transactions will involve the assumption by the acquiring banks of approximately $40.4 million in deposits and the purchase of $1.2 million in loans. Meta Financial Group expects the transactions will generate a pre-tax gain on sale of approximately $3.4 million.

8.    NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, ("SFAS No. 157"), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

      In February 2007, the FASB issued Statement No. 159, ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2007, compared to September 30, 2006, and the consolidated results of operations for the three and six month periods ended March 31, 2007 and 2006. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2006.

CORPORATE DEVELOPMENTS AND OVERVIEW

The Company continues to emphasize expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa. The Company focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developments in these communities. In March 2007, the Company also opened an administrative support office in Omaha. On January 31, 2007, the Company announced a plan to divest four of its branches in rural Northwest Iowa. See Note 7 of "Notes to Condensed Consolidated Financial Statements.

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

For the three months ended December 31, 2006, the Company announced impairments on two commercial lending relationships which together reduced pre-tax earnings by $5.7 million. Further detail on these loans is included in "Financial Condition" and "Results of Operations" below.

The Company's stock trades on the NASDAQ Global Market under the symbol "CASH."

FINANCIAL CONDITION

As of March 31, 2007, the Company had assets totaling $729.4 million, compared to $741.6 million at September 30, 2006. The decrease in assets of $12.2 million resulted primarily from decreases in the Company's loan and investment and securities portfolios. The Company's loan portfolio, net of allowance for loan losses, decreased $14.4 million from $389.3 million at September 30, 2006 to $374.9 million at March 31, 2007. The Company continues to experience runoff in its commercial loan participation and commercial real estate portfolios. Management attributes this shrinkage to an overall decrease in the demand for credit and increased competition from the secondary market.

Investment securities, including mortgage-backed securities, declined $16.9 million from $192.1 million at September 30, 2006 to $175.2 million at March 31, 2007. The Company did not purchase any securities during the six months ended March 31, 2007.

The decrease in loans and securities was offset by an increase in cash and cash equivalents and federal funds sold of $20.1 million. In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks. Federal funds sold deposits are maintained at various large commercial banks.

Total deposits rose $13.9 million from $565.7 million at September 30, 2006 to $579.6 million at March 31, 2007. Most of this increase was the result of an increase in non-interest-bearing checking deposits of $60.4 million. Most of the checking deposit increase arose from growth in deposits at Meta Payment Systems. Higher costing money market, savings, and certificates of deposits, including public funds, declined $47.8 million. Other deposit portfolios exhibited moderate growth during this time period.

Total wholesale borrowings also declined $23.9 million from $125.0 million at September 30, 2006 to $101.1 million at March 31, 2007. The Company continues to de-emphasize these high cost funding sources in an effort to decrease overall liability costs and to de-lever the Company's balance sheet.

At March 31, 2007, the Company's shareholders' equity totaled $44.7 million, down $609,000 from $45.3 million at September 30, 2006. The decrease was primarily the result of the reported fiscal 2007 year-to-date loss (see "Results of Operations" below) and the payment of dividends on common stock, offset by a favorable change in the accumulated other comprehensive loss on the Company's available for sale securities portfolio. At March 31, 2007, the Company and both of its banking subsidiaries, MetaBank and MetaBank West Central, continue to meet regulatory requirements for classification as well-capitalized institutions.

Nonperforming Assets and Allowance for Loan Losses

Generally, when a loan becomes delinquent 90 days or more, or when the collection of principal or interest becomes doubtful, the Company will place the loan on nonaccrual status and, as a result of this action, previously accrued interest income on the loan is taken out of current income. The loan will remain on nonaccrual status until the loan has been brought current or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.

At March 31, 2007, the Company had loans delinquent 30- days and over totaling $8.0 million, or 2.11% of total loans, compared to $5.5 million, or 1.39% of total loans, at September 30, 2006. The increase in delinquent loans since September is primarily the result of a delinquency on a $3.8 million commercial business loan relationship.

At March 31, 2007, commercial and multi-family real estate loans delinquent 30 days and over totaled $689,000, or 0.18% of total loans. There were no delinquent loans in this category as of September 30, 2006. Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including, but not limited to, the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans. The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible.

At March 31, 2007, commercial business loans delinquent 30 days and over totaled $6.9 million, or 1.82% of total loans. This compares to $5.1 million, or 1.28% of total loans, at September 30, 2006. Commercial business lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made. The success of the loan may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general environment. The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible.

At March 31, 2007, agricultural loans delinquent 30 days and over totaled $150,000, or 0.04% of total loans. This compares to $201,000, or 0.05% of total loans, at September 30, 2006. Agricultural lending also involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices.

The table below sets forth the amounts and categories of the Company's nonperforming assets. Foreclosed assets include assets acquired in settlement of loans.

                                                  Nonperforming Assets As Of
                                             ------------------------------------
                                             March 31, 2007    September 30, 2006
                                             ------------------------------------
                                                    (Dollars in Thousands)
Nonaccruing loans:
   One-to four-family                        $          242    $               31
   Commercial and multi-family                          689                    --
   Agricultural operating                               150                   182
   Commercial business                                2,900                 3,887
                                             --------------    ------------------
Total nonaccruing loans                               3,981                 4,100
                                             --------------    ------------------
Accruing loans delinquent 90 days or more                --                    --
                                             --------------    ------------------
Total nonperforming loans                             3,981                 4,100
                                             --------------    ------------------

Foreclosed assets:
   One-to four-family                                    --                    15
   Commercial and multi-family                           --                    35
                                             --------------    ------------------
Total foreclosed assets                                  --                    50
                                             --------------    ------------------
Total nonperforming assets                   $        3,981    $            4,150
                                             ==============    ==================
Total as a percentage of total assets                  0.55%                 0.56%

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

On the basis of management's review of its loans and other assets, at March 31, 2007, the Company had classified a total of $8.2 million of its assets as substandard, $566,000 as doubtful and none as loss. This compares to classifications at September 30, 2006 of $5.0 million substandard, $447,000 doubtful and none as loss.

Allowance for loan losses. The Company establishes its provision for loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of classified assets and nonperforming loans, the composition of its loan portfolio and the general economic environment within which the Company and its borrowers operate.

At March 31, 2007, the Company has established an allowance for loan losses totaling $5.3 million, or 133% of nonperforming loans, compared to $6.0 million, or 143% of nonperforming loans at September 30, 2006.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three and six month periods ended March 31, 2007 and 2006.

                                      Three Months Ended           Six Months Ended
                                          March 31,                   March 31,
                                   ------------------------    ------------------------
                                      2007          2006          2007          2006
                                   ------------------------    ------------------------
                                                  (Dollars in Thousands)
Beginning balance                  $   10,349    $    7,257    $    5,968    $    7,222
Provision charged to operations          (280)         (350)        5,185          (309)
Charge-offs                            (4,831)       (1,108)       (5,924)       (1,116)
Recoveries                                 44           199            53           201
                                   ------------------------    ------------------------
Ending balance                     $    5,282    $    5,998    $    5,282    $    5,998
                                   ========================    ========================

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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Nonperforming Assets and Allowance for Loan Losses." Although management believes the level of the allowance as of March 31, 2007 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General. For the three months ended March 31, 2007, the Company recorded net income of $603,000, or $0.23 per diluted share, compared to net income of $261,000, or $0.10 per diluted share, for the same period in 2006. Earnings in the current period were impacted by non-recurring and recurring fee income, partially offset by higher compensation and card processing expenses. A net loss of $2.7 million, or $1.05 per diluted share, was reported for the six month period ended March 31, 2007 compared to net income of $777,000, or $0.31 per diluted share for the same period in the prior fiscal year. Earnings for the six month period ended March 31, 2007 were impacted by the recognition of impairments on two commercial loan relationships, which together reduced pre-tax earnings by $5.74 million. Additionally, the Company incurred higher operating expenses. Offsetting these factors, in part, were increased income from card fees and higher net interest income.

Net interest income. Net interest income for the second quarter of fiscal year 2007 was $5.7 million, up 12.6% from $5.0 million in the second quarter of fiscal year 2006. Both higher asset yields and lower liability costs contributed to this increase. Net interest margin rose 49 basis points from 2.87% in the second quarter of fiscal year 2006 to 3.36% in the current quarter. The rise in short term interest rates during the past year contributed to both higher loan and investment yields. Total asset yields for the second quarter of fiscal year 2007 were 6.10%, up 24 basis points from 5.86% for the same quarter last year. A significant change in deposit mix, away from higher costing certificates and public funds deposits and toward low- and no-cost demand deposits also contributed to a meaningful decline in liability costs despite a higher interest rate environment. Total liability costs fell 24 basis points from 2.98% in the second quarter of fiscal year 2006 to 2.74% in the current quarter. For the six month period ended March 31, 2007 net interest income was $10.9 million compared to $9.7 million for the same period in the prior fiscal year. Net interest margin was 3.21% for the six months ended March 31, 2007, up 45 basis points from 2.76% for the same period in the prior fiscal year.

The following tables present the Company's average interest earning assets, interest bearing liabilities, net interest spread, and net interest margin for the three and six month periods ended March 31, 2007 and 2006.

Three Months Ended March 31,                                2007                                2006
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                         Average     Interest                Average     Interest
                                             Outstanding   Earned /   Yield /    Outstanding   Earned /    Yield /
                                               Balance       Paid      Rate        Balance       Paid       Rate
------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans receivable                        $   370,055   $  6,615      7.24%   $   424,645   $   7,466      7.12%
     Mortgage-backed securities                  150,403      1,519      4.04%       190,108       1,822      3.83%
     Other investments and fed funds sold        160,061      2,155      5.39%        86,963         907      4.17%
                                             --------------------------------    ---------------------------------
Total interest-earning assets                    680,519   $ 10,289      6.10%       701,716   $  10,195      5.86%
                                                           ==================                  ===================
     Non-interest-earning assets                  47,211                              48,696
                                             -----------                         -----------
Total assets                                 $   727,730                         $   750,412
                                             ===========                         ===========

Non-interest bearing deposits                $   247,082   $     --      0.00%   $   139,127   $      --      0.00%
Interest-bearing liabilities:
     Interest-bearing checking                    28,901        163      2.28%        26,070         177      2.76%
     Savings                                      20,846        122      2.38%        54,490         381      2.84%
     Money markets                                66,303        519      3.17%        91,659         623      2.76%
     Time deposits                               214,387      2,386      4.51%       235,908       2,155      3.70%
     FHLB advances                                85,584      1,123      5.25%       132,252       1,523      4.61%
     Other borrowings                             16,145        302      7.49%        25,657         347      5.41%
                                             --------------------------------    ---------------------------------
Total interest-bearing liabilities               432,166      4,615      4.31%       566,036       5,206      3.71%
Total deposits and
   interest-bearing liabilities                  679,248   $  4,615      2.74%       705,163   $   5,206      2.98%
                                                           ==================                  ===================
     Other non-interest bearing liabilities        4,849                               3,016
                                             -----------                         -----------
Total liabilities                                684,097                             708,179
     Shareholders' equity                         43,633                              42,233
Total liabilities and                        -----------                         -----------
     shareholders' equity                    $   727,730                         $   750,412
                                             ===========                         ===========
Net interest income and net
   interest rate spread including
   non-interest bearing deposits                           $  5,674      3.35%                 $   4,989      2.88%
                                                           ==================                  ===================

Net interest margin                                                      3.36%                                2.87%
                                                                      =======                              =======

Six Months Ended March 31,                                  2007                                2006
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                         Average     Interest                Average     Interest
                                             Outstanding   Earned /   Yield /    Outstanding   Earned /    Yield /
                                               Balance       Paid      Rate        Balance       Paid       Rate
------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans receivable                        $   375,614   $ 13,491      7.24%   $   428,387   $  15,052      7.04%
     Mortgage-backed securities                  152,776      3,125      4.09%       195,796       3,655      3.73%
     Other investments and fed funds sold        156,436      4,050      5.12%        83,706       1,664      3.98%
                                             --------------------------------    ---------------------------------
Total interest-earning assets                    684,827   $ 20,666      6.05%       707,889   $  20,371      5.77%
                                                           ==================                  ===================
     Non-interest-earning assets                  47,360                              46,308
                                             -----------                         -----------
Total assets                                 $   732,187                         $   754,197
                                             ===========                         ===========

Non-interest bearing deposits                $   226,666   $     --      0.00%   $   123,983   $      --      0.00%
Interest-bearing liabilities:
     Interest-bearing checking                    28,260        410      2.91%        26,250         380      2.90%
     Savings                                      23,772        311      2.62%        57,189         805      2.82%
     Money markets                                76,875      1,222      3.19%        88,317       1,095      2.49%
     Time deposits                               215,517      4,751      4.42%       245,085       4,403      3.60%
     FHLB advances                                90,750      2,361      5.15%       142,568       3,315      4.60%
     Other borrowings                             20,541        679      6.54%        25,320         664      5.19%
                                             --------------------------------    ---------------------------------
Total interest-bearing liabilities               455,715      9,733      4.26%       584,729      10,662      3.64%
Total deposits and
   interest-bearing liabilities                  682,382    $ 9,733      2.85%       708,712   $  10,662      3.00%
                                                           ==================                  ===================
     Other non-interest bearing liabilities        5,147                               2,837
                                             -----------                         -----------
Total liabilities                                687,528                             711,549
     Shareholders' equity                         44,658                              42,648
Total liabilities and                        -----------                         -----------
     shareholders' equity                    $   732,187                         $   754,197
                                             ===========                         ===========
Net interest income and net
   interest rate spread including
   non-interest bearing deposits                           $ 10,933      3.20%                 $   9,709      2.77%
                                                           ==================                  ===================

Net interest margin                                                      3.21%                                2.76%
                                                                      =======                              =======

Provision for loan loss. The Company recorded a negative provision for loan losses in the second quarter of fiscal year 2007 of $280,000 compared to a negative provision of $350,000 for the same period in the prior fiscal year. The Company recorded a provision for the six months ended March 31, 2007 in the amount of $5.2 million compared to a negative provision of $309,000 for the same period in the prior fiscal year. The provision this year is directly related to two commercial loan relationships. The Company recorded a $690,000 provision on a loan secured by the assets of a road paving company and recognized a $4.95 million provision on a purchased participation loan relationship. See "Nonperforming Assets and Allowance for Loan Losses" herein. Offsetting these specific provisions, the Company also recorded a $280,000 negative provision during the three months ended March 31, 2007 as a result of shrinkage in the loan portfolio.

Non-interest income. Non-interest income for the second quarter was $4.2 million, double the level from the same quarter a year ago. The increase is the result of higher fee income generated by the Meta Payment Systems division. Fees earned on prepaid debit cards and other payment systems products and services were $3.5 million for the second quarter of fiscal year 2007, compared to $1.4 million for the same quarter in fiscal year 2006. For the six months ended March 31, 2007, non-interest income totaled $8.2 million, compared to $4.0 million for the same period in the prior fiscal year. Fees earned on prepaid debit cards and other payment systems products and services were $6.9 million for the six months ended March 31, 2007, compared to $2.7 million for the same period in fiscal year 2006.

Non-interest expense. The Company's non interest expense was $9.2 million for the second quarter of fiscal year 2007, reflecting a $2.0 million increase from $7.2 million in the same quarter in fiscal year 2006. For the six months ended March 31, 2007, non-interest expense totaled $18.0 million, compared to $13.0 million for the same period in the prior fiscal year. The increase is broad based and is generally the result of the Company's investment in the Meta Payment Systems division.

Card processing expenses rose $647,000 from $942,000 in the second quarter of fiscal year 2006 to $1.6 million in the current quarter. For the six months ended March 31, 2007, card processing expense totaled $3.2 million, compared to $1.3 million for the same period in the prior fiscal year. These expenses reflect costs associated with processing and delivering debit card related products and services. Compensation expense rose $1.5 million on a quarter over quarter basis to $4.5 million. For the six months ended March 31, 2007, compensation expense totaled $8.6 million, compared to $6.1 million for the same period in the prior fiscal year. This increase reflects the staffing of two new full service branches, one each in Sioux Falls, SD and West Des Moines, IA, an increase in the sales force and operations support staff at Meta Payment Systems, and the addition of IT staff and other administrative support within the Company. Many of the new employees at MPS and in IT will be focused on developing new product lines and increasing market penetration of our payments systems products and services. Other expenses at the Company have also exhibited growth as business volumes have increased. Increases in occupancy and equipment expense reflect the aforementioned new branches and the addition of administrative office space in Sioux Falls. Similarly, increases in marketing, legal and consulting, and other expenses reflect the Company's continuing efforts to support growth of business opportunities that management believes will be profitable over time.

Income tax expense. For the second quarter of fiscal year 2007, the Company recorded income tax expense of $391,000 compared to $75,000 for the second quarter of the prior fiscal year. For the six months ended March 31, 2007, the Company recorded a benefit in the amount of $1.4 million. The benefit compares to a $294,000 income tax expense for the first six months of fiscal year 2006. The change is due primarily to the change in net income (loss) before income tax expense (benefit).

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2007, the Company had commitments to originate and purchase loans totaling $50.9 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth MetaBank's and MetaBank WC's actual capital and required capital amounts and ratios at March 31, 2007 which, at that date, exceeded the minimum capital adequacy requirements.

                                                                                                            Minimum
                                                                                                       Requirement to Be
                                                                                     Minimum           Well Capitalized
                                                                                 Requirement For         Under Prompt
                                                                                 Capital Adequacy      Corrective Active
                                                              Actual                 Purposes             Provisions
                                                         ---------------------------------------------------------------
At March 31, 2007                                        Amount     Ratio      Amount      Ratio        Amount    Ratio
------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)

MetaBank
--------
   Tangible capital (to tangible assets)                 $ 46,109    6.68 %   $ 10,356     1.50 %           n/a      n/a
   Tier 1 (core) capital (to adjusted total assets)        46,109    6.68       27,616     4.00        $ 34,519     5.00 %
   Tier 1 (core) capital (to risk-weighted assets)         46,109   10.33       17,860     4.00          26,790     6.00
   Total risk-based capital (to risk-weighted assets)      50,134   11.23       35,720     8.00          44,651    10.00
MetaBank West Central
---------------------
   Tier 1 capital (to average assets)                       3,758    8.79        1,709     4.00           2,136     5.00
   Tier 1 risk-based capital (to risk-weighted assets)      3,758   15.88          946     4.00           1,420     6.00
   Total risk-based capital (to risk-weighted assets)       3,935   16.63        1,893     8.00           2,366    10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2007, MetaBank and MetaBank WC exceeded minimum requirements for the well-capitalized category.

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

Presented below, as of March 31, 2007 and September 30, 2006, is an analysis of the Company's interest rate risk profile as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. The Company's interest rate risk profile has remained largely unchanged since September 30, 2006. In general, the Company is more exposed to a decline in market value from a falling interest rate environment than it is to a rising interest rate environment. This risk profile is driven predominantly by the Company's large concentration in low- and no-cost checking deposits. At both March 31, 2007 and September 30, 2006, the Company's interest rate risk profile was within the limits set by the Board of Directors. Additionally, MetaBank's interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

                                               At March 31, 2007      At September 30, 2006
     Change in Interest Rates   Board Limit   -------------------     ---------------------
          (Basis Points)         % Change     $ Change   % Change     $ Change     % Change
     ------------------------   -----------   --------   --------     --------     --------
                                                         (Dollars in thousands)
             +200 bp               (40)%      $   (894)    (1)%       $    548        1%
             +100 bp               (25)           (250)    --              562        1
         0 bp (Base Case)           --              --     --               --       --
             -100 bp               (25)           (876)    (1)            (907)      (1)
             -200 bp               (40)         (4,279)    (6)          (4,139)      (6)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With  the  participation  of  the  Company's  management,  including  its  Chief
Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           META FINANCIAL GROUP, INC.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q

Item 1. Legal Proceedings - MetaBank has been named in several lawsuits whose eventual outcome could have an adverse effect on the consolidated financial position or results of operations of the Company. Because the likelihood or amount of an adverse resolution to these matters cannot currently be assessed, the Company has not recorded a contingent liability related to these potential claims.

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

            On or about April 26, 2006, MetaBank, Meta Financial Group, Inc., Meta Trust Company and J. Tyler Haahr were named as defendants in Dengler, Flute, et al v. Prairie Auto Group, Inc., a class action lawsuit filed in Circuit Court for the Second Judicial Circuit in Minnehaha County, South Dakota. This lawsuit appears to be a successor suit to a series of two state and three tribal court lawsuits that were filed in 2006, reported on a previous 10-Q, but apparently subsequently abandoned by the plaintiffs. In this action, plaintiff class is comprised of individuals who purchased vehicles and/or obtained financing from the J.D. Byrider franchise in
            Pennington County, which was owned and operated by companies controlled by Dan Nelson. Plaintiffs allege that the Dan Nelson companies, including the Dan Nelson Auto Group ("DNAG") and the South Dakota Acceptance Corporation ("SDAC") and other affiliates, operated under the J.D. Byrider franchise and business model and engaged in abusive sales, lending and consumer practices, The bulk of the complaint addresses the various alleged fraudulent schemes perpetrated by the Nelson companies against their customers, principally the "buy here, pay here" model in which individuals with poor credit histories were allegedly sold poor quality vehicles at high prices with worthless warranties on usurious loan terms.

            MetaBank, in conjunction with a roster of participating banks, had provided a series of loans and lines of credit to DNAG and SDAC. Plaintiffs allege that the MetaBank entities "participated in the fraudulent scheme" by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed "special benefits" for providing these loans. DNAG, SDAC and Nelson have since filed for bankruptcy. Plaintiffs also allege that MetaBank did not vigorously pursue claims against Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies. The claims against J. Tyler Haahr personally are not explained, other than that Haahr had a "long-standing personal relationship" that allegedly led to the decision by MetaBank to provide loans and lines of credit to the various entities owned and controlled by Nelson. The MetaBank entities have not yet filed an answer to this complaint, and there is no discrete amount of damages claimed against the MetaBank entities, so it would be premature to predict MetaBank's likelihood of success or amount of exposure in this lawsuit. MetaBank intends to vigorously contest these claims. MetaBank's liability insurer has already agreed to provide coverage to the MetaBank entities and J. Tyler Haahr for this claim, and has retained and is paying for counsel to defend this action.

            As was described in the Company's previous filings, MetaBank was the lead lender and servicer of approximately $32.0 million in loans to three auto dealership related companies and their owners. Approximately $22.2 million of the total had been sold to ten participating financial institutions. Each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any give time. Each agreement also recites the maximum amount that can be loaned by MetaBank on that particular loan. MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement. MetaBank believes that in each instance this was done with the full knowledge and consent of the participant. Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement. Based on the total loan recoveries projected as of March 31, 2007, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted. A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories. MetaBank denies any obligation to make the requested adjustments on these or related claims. Other than as disclosed below, MetaBank cannot predict at this time whether any of these claims will be the subject of litigation.

            During the three months ended June 30, 2006 or shortly thereafter four lawsuits were filed against the Company's MetaBank subsidiary. Three of the complaints are related to the Company's alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner. An additional bank, North American Bank, has filed to join the First Midwest Bank-Deerfield Branches case, which action has not been granted and is being fought by MetaBank. All four actions are in their infancy and amount cannot be determined at this time. The Company intends, however, to vigorously defend its actions.

            First  Midwest  Bank-Deerfield  Branches  and  Mid-Country  Bank  v.
            MetaBank (Civ. No. 06-2241). On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County, in the above titled action. The complaint alleges that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $1 million as a result of MetaBank's placement and administration of the loans that were the subject of the loan participation agreements. The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114. Plaintiff(s) moved to remand the case back to state court, but this motion was denied. A scheduling order was recently submitted to the United States District Court and discovery is just beginning.

            First Premier Bank v. MetaBank (Civ. No. 06-2277). On July 5, 2006, First Premier Bank filed suit against MetaBank in South Dakota's Second Judicial Circuit Court, Minnehaha County in the above titled action. The complaint alleges that First Premier, a participating lender with MetaBank on a series of loans made to SDAC, has suffered damages in an as yet undetermined amount as a result of MetaBank's actions in selling to First Premier a participation in a loan made to SDAC and MetaBank's actions in administering that loan. The complaint sounds in breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, fraud, deceit, negligent misrepresentation, fraudulent misrepresentation, conversion, negligence, gross negligence, breach of fiduciary duty and unjust enrichment. On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4115. Plaintiff(s) moved to remand the case back to state court, but this motion was denied. A scheduling order was recently submitted to the United States District Court and discovery is just beginning.

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

            Meridian Enterprises Corporation v. Bank of America Corporation et al. (Case No. 4:06-cv-01117CDP). On July 21, 2006, Meridian Enterprises Corporation ("Meridian") filed suit against Meta Financial Group, Inc. (Meta Payment Systems division) ("Meta") and other banks and financial institutions in the U.S. District Court for the Eastern District of Missouri in the above-titled action. Meridian is the owner of U.S. Patent No. 5,025,372 (the " '372 Patent"). The complaint alleges that Meta and the co-defendants each sell, administer, process and/or sponsor an incentive program where cards are provided to participants in the incentive program that can be presented to retailers to make a purchase. The complaint further alleges, inter alia, that Meta and the co-defendants each use a computer to determine whether or not a participant's performance under the incentive program entitles the participant to an award, in which the computer also determines the amount of the award, and the amount of the award is based upon the level of the participant's performance in the incentive program. Accordingly, the complaint sounds in infringement, inducement of infringement, and contributory infringement of one or more claims of the '372 Patent. On April 9, 2007, Meridian's complaint was dismissed without prejudice.

            There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1.A. Risk Factors - Other than the risk factors described below, there have been no material changes from those described in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the period ended September 30, 2006.

            On March 15, 2006, the Federal Housing Finance Board ("Finance Board"), the federal regulator of the 12 Federal Home Loan Banks ("FHLBs"), published for comment a proposal that would (i) establish a minimum retained earnings requirement for each Federal Home Loan Bank, (ii) limit the amount of excess stock that a Bank could have outstanding, and (iii) impose new restrictions on the timing and form of dividend payment. On December 22, 2006, the Finance Board adopted a final rule prohibiting the FHLBs from issuing new excess stock to members (such as MetaBank and MetaBank West Central) if the amount of member excess stock exceeds one percent of the FHLB's assets. These changes will not have a material impact on the Company.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds - None
            -----------------------------------------------------------

Item 3.     Defaults Upon Senior Securities - None
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            At the Company's Annual Meeting of Shareholders held on January 22, 2007 (the "Annual Meeting"), the shareholders elected the three individuals nominated to serve as directors until 2010 or until their respective successors are elected and qualified, as set forth in Proposal I in the Company's Proxy Statement relating to the Annual Meeting. The three individuals elected, and the number of votes cast for, or withheld, with respect to each of them, is as follows:

            E. Wayne Cooley        For:  1,605,953      Vote Withheld:  351,628
            J. Tyler Haahr         For:  1,646,225      Vote Withheld:  311,356
            Bradley C. Hanson      For:  1,672,134      Vote Withheld:  285,447

            The following directors continue to serve on the Board of Directors following the Annual Meeting: James S. Haahr, E. Thurman Gaskill, Frederick V. Moore, Rodney G. Muilenburg and Jeanne Partlow.

            Additionally, the shareholders ratified the amendment of the Company's 2002 Omnibus Incentive Plan as set forth in Proposal II in the Company's Proxy Statement relating to the Annual Meeting. The number of votes cast for and against the amendment, together with abstentions and non-votes, are as follows:

                                  For:              1,151,815
                                  Against:            205,592
                                  Abstain:              3,498
                                  Non-Votes:          596,676

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


                                        META FINANCIAL GROUP, INC.


Date:       May 15, 2007                By:   /s/ J. Tyler Haahr
           ---------------                   -----------------------------
                                             J. Tyler Haahr, President,
                                                and Chief Executive Officer


Date:       May 15, 2007                By:   /s/ Jonathan M. Gaiser
           --------------                    -----------------------------
                                             Jonathan M. Gaiser, Senior Vice
                                               President, Secretary, Treasurer,
                                               and Chief Financial Officer