Form 10-Q
period 2007-06-30
META FINANCIAL GROUP INC
filed 2007-08-14
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                       to

Commission File Number:  0-22140

META FINANCIAL GROUP, INC. ®

(Exact name of registrant as specified in its charter)

Delaware	42-1406262
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

121 East Fifth Street, Storm Lake, Iowa 50588
(Address of principal executive offices)

(712) 732-4117
(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☐       Accelerated filer  ☐       Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 10, 2007:
Common Stock, $.01 par value	2,575,561 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands)

	June 30, 2007	September 30, 2006

ASSETS
Cash and due from banks	$1,378	$7,405
Interest-bearing deposits in other financial institutions	31,212	101,948
Total cash and cash equivalents	32,590	109,353
Federal funds sold	50,000	—
Securities purchased under agreements to resell	—	5,891
Other investment securities available for sale	28,224	27,474
Mortgage-backed securities available for sale	141,605	158,702
Loans receivable - net of allowance for loan losses of $4,863 at June 30, 2007 and $5,968 at September 30, 2006	363,325	389,270
Federal Home Loan and Federal Reserve Bank stock, at cost	4,888	5,768
Accrued interest receivable	3,906	4,379
Premises and equipment, net	19,009	17,623
Bank owned life insurance	13,290	12,953
Goodwill	3,403	3,403
Other assets	6,484	6,795

Total assets	$666,724	$741,611

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$251,703	$189,506
Interest-bearing checking	22,943	26,828
Savings deposits	15,632	29,869
Money market deposits	54,844	103,291
Time certificates of deposit	176,539	216,217
Total deposits	521,661	565,711
Advances from Federal Home Loan Bank	81,300	99,565
Securities sold under agreements to repurchase	219	15,179
Subordinated debentures	10,310	10,310
Accrued interest payable	960	972
Accrued expenses and other liabilities	5,117	4,542
Total liabilities	619,567	696,279

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,570,487 and 2,534,367 shares outstanding at June 30, 2007 and September 30, 2006, respectively	30	30
Additional paid-in capital	21,117	20,969
Retained earnings - substantially restricted	35,961	37,186
Accumulated other comprehensive (loss)	(2,442)	(4,548)
Unearned Employee Stock Ownership Plan shares	(177)	(509)
Treasury stock, 387,512 and 423,632 common shares, at cost, at June 30, 2007 and September 30, 2006, respectively	(7,332)	(7,796)
Total shareholders’ equity	47,157	45,332

Total liabilities and shareholders’ equity	$666,724	$741,611

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest and dividend income:
Loans receivable, including fees	$6,609	$7,526	$20,100	$22,578
Mortgage backed securities	1,424	1,666	4,549	5,322
Other investments and interest-earning deposits	1,681	1,122	5,731	2,786
	9,714	10,314	30,380	30,686
Interest expense:
Deposits	2,978	3,414	9,671	10,097
FHLB advances and other borrowings	1,411	1,776	4,451	5,755
	4,389	5,190	14,122	15,852

Net interest income	5,325	5,124	16,258	14,834

Provision for loan losses	(500)	—	4,685	(310)

Net interest income after provision for loan losses	5,825	5,124	11,573	15,144

Non-interest income:
Card fees	3,387	5,059	10,257	7,730
Gain on sale of branches, net	3,331	—	3,331	—
Deposit Fees	311	140	793	766
Gain on sale of investments available for sale	271	—	271	—
Loan Fees	206	146	426	342
Bank owned life insurance income	132	147	338	444
Other income	150	244	565	497
Total non-interest income	7,788	5,736	15,981	9,779

Non-interest expense:
Compensation and benefits	4,922	3,839	13,488	9,913
Card processing expense	1,595	469	4,837	1,755
Occupancy and equipment expense	906	814	2,945	2,366
Legal and consulting expense	628	851	2,148	2,396
Data processing expense	300	91	769	581
Marketing	202	280	582	597
Other expense	1,175	581	2,981	2,308
Total non-interest expense	9,728	6,925	27,750	19,916

Net income (loss) before income tax expense	3,885	3,935	(196)	5,007

Income tax expense	1,473	1,452	43	1,747

Net income (loss)	2,412	2,483	(239)	3,260

Earnings (loss) per common share:
Basic	$0.95	$1.00	$(0.10)	$1.32
Diluted	0.91	0.98	(0.10)	1.30

Dividends declared per common share:	$0.13	$0.13	$0.39	$0.39

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$2,412	$2,483	$(239)	$3,260

Other comprehensive gain (loss):
Net unrealized gains (losses) on securities available for sale	(407)	(1,250)	3,630	(3,565)
Less gains realized in net income	(271)	—	(271)	—
Net unrealized gains (losses) before tax effect	(136)	(1,250)	3,359	(3,565)

Tax effect	(50)	339	(1,253)	1,201

Total other comprehensive income (loss)	(86)	(911)	2,106	(2,364)

Total comprehensive income	$2,326	$1,572	$1,867	$896

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Nine Months Ended June 30, 2007 and 2006

(Dollars in Thousands)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2005	$30	$20,646	$34,557	$(3,180)	$(825)	$(8,269)	$42,959

Cash dividends declared on common stock ($.39 per share)	—	—	(974)	—	—	—	(974)

Issuance of 9,000 common shares from treasury stock due to exercise of stock options	—	(118)	—	—	—	296	178

Stock compensation	—	116	—	—	—	—	116

10,200 common shares committed to be released under the ESOP	—	(23)	—	—	342	—	319

Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	(2,365)	—	—	(2,365)

Net income for nine months ended June 30, 2006	—	—	3,260	—	—	—	3,260

Balance, June 30, 2006	$30	$20,621	$36,843	$(5,545)	$(483)	$(7,973)	$43,493

Balance, September 30, 2006	$30	$20,969	$37,186	$(4,548)	$(509)	$(7,796)	$45,332

Cash dividends declared on common stock ($.39 per share)	—	—	(986)	—	—	—	(986)

Issuance of 36,120 common shares from treasury stock due to exercise of stock options	—	(227)	—	—	—	464	237

Stock compensation	—	305	—	—	—	—	305

11,998 common shares committed to be released under the ESOP	—	70	—	—	332	—	402

Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	2,106	—	—	2,106

Net (loss) for nine months ended June 30, 2007	—	—	(239)	—	—	—	(239)

Balance, June 30, 2007	$30	$21,117	$35,961	$(2,442)	$(177)	$(7,332)	$47,157

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2007	2006

Cash Flows from operating activities:
Net income (loss)	$(239)	$3,260
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	402	319
Depreciation, amortization and accretion, net	1,686	2,363
Provision for loan losses	4,685	(310)
Stock compensation	305	116
(Gain) loss on sales of real estate owned and repossessed assets, net	4	(7)
(Gain) on sales of loans, net	(38)	(955)
(Gain) on sales of other, net	(38)	—
(Gain) on sale of investments, net	(271)	—
(Gain) on sales of branches	(3,331)	—
Net change in accrued interest receivable	459	316
Net change in other assets	(1,538)	(4,516)
Net change in accrued interest payable	(12)	(362)
Net change in accrued expenses and other liabilities	767	5,604
Net cash provided by operating activities	2,841	5,828

Cash flow from investing activities:
Purchase of securities available for sale	(3,463)	(109)
Net change in federal funds sold	(50,000)	—
Net change in securities purchased under agreement to resell	5,891	28,865
Proceeds from maturities and principal repayments of
securities available for sale	22,402	29,458
Proceeds from sale of securities	373	—
Loans purchased	(66,638)	(45,802)
Net change in loans receivable	85,957	90,750
Cash paid upon sale of branches	(33,665)	—
Proceeds from sales of foreclosed real estate	96	4,657
Net change in FHLB / FRB stock	880	1,963
Purchase of premises and equipment	(2,538)	(1,895)
Net cash provided by (used in) investing activities	(40,705)	107,887

	Nine Months Ended June 30,
	2007	2006

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	6,769	61,646
Net change in time deposits	(11,648)	(49,350)
Repayments of advances from Federal Home Loan Bank	(18,265)	(45,140)
Net change in securities sold under agreements to repurchase	(14,960)	(2,458)
Net change in advances from borrowers for taxes and insurance	(28)	12
Cash dividends paid	(986)	(974)
Proceeds from exercise of stock options	219	178
Net cash (used in) financing activities	(38,899)	(36,086)

Net change in cash and cash equivalents	(76,763)	77,629

Cash and cash equivalents at beginning of period	109,353	14,370
Cash and cash equivalents at end of period	$32,590	$91,999

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$14,134	$16,214
Income taxes	570	587

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$96	$50

Sale of Branches:
Assets disposed of:
Loans	$(2,223)	$—
Accrued interest receivable	(14)	—
Premises and equipment	(130)	—
Liabilities assumed by buyer:
Non-interest bearing demand, NOW, savings and money market deposits	11,141	—
Time deposits	28,030	—
Other liabilities	192	—
(Gain) on sale of branches, net	(3,331)	—
Cash paid	$33,665	$—

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by Meta Financial Group, Inc. (“Meta Group” or the “Company”) and its consolidated subsidiaries, MetaBank, MetaBank West Central (“MetaBank WC”), Meta Trust Company (“Meta Trust”), First Services Financial Limited, and Brookings Service Corporation are consistent with the accounting policies followed for annual financial reporting.  All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited condensed consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated statement of financial condition as of September 30, 2006, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s September 30, 2006 shareholders’ annual report on Form 10-K.

2.            ALLOWANCE FOR LOAN LOSSES

At June 30, 2007 the Company’s allowance for loan losses was $4.9 million, a decrease of $1.1 million from $6.0 million at September 30, 2006.  During the three months ended June 30, 2007 the Company recorded a negative provision for loan losses of $500,000, which was directly related to a fidelity bond claim paid to MetaBank by the Company’s insurance carrier.  The claim arose from the Company’s loans to three entities involved in auto sales, service, and financing, and their principal owner.  As a result of the Company’s claim that it was defrauded by the borrowing entities, the Company received the full limit of coverage under its insurance policy.  During the nine months ended June 30, 2007 the Company recorded a provision for loan losses of $4.7 million, which was primarily related to the impairment of two commercial lending relationships partially offset by the aforementioned insurance claim.  During the nine months ended June 30, 2007, the Company incurred gross loan charge-offs of $6.3 million, and recorded $554,000 in loan recoveries.  Further discussion of this change in the allowance is included in “Corporate Developments and Overview” and “Nonperforming Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and nine month periods ended June 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)

Beginning balance	$5,282	$5,998	$5,968	$7,222
Provision charged to operations	(500)	—	4,685	(310)
Charge-offs	(420)	(14)	(6,344)	(1,129)
Recoveries	501	127	554	328
Ending balance	$4,863	$6,111	$4,863	$6,111

3.            EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of the numerators and denominators used in the basic earnings per common share and the diluted earnings per common share computations for the three and nine months ended June 30, 2007 and 2006 is presented below.

Three Months Ended June 30,	2007	2006
	(Dollars in Thousands, Except Per Share Data)

Basic earnings per common share:
Numerator, net income	$2,412	$2,483

Denominator, weighted average common shares outstanding	2,565,719	2,514,525
Less weighted average unallocated ESOP and nonvested shares	(21,284)	(24,875)

Weighted average common shares outstanding	2,544,435	2,489,650

Basic earnings per common share	$0.95	$1.00

Diluted earnings per common share:
Numerator, net income	$2,412	$2,483

Denominator, weighted average common shares outstanding for basic earnings per share	2,544,435	2,489,650
Add dilutive effect of assumed exercises of stock options, net of tax benefits	118,689	39,886

Weighted average common and dilutive potential common shares outstanding	2,663,124	2,529,536

Diluted earnings per common share	$0.91	$0.98

Nine Months Ended June 30,	2007	2006
	(Dollars in Thousands, Except Per Share Data)

Basic earnings (loss) per common share:
Numerator, net income (loss)	$(239)	$3,260

Denominator, weighted average common shares outstanding	2,550,193	2,509,664
Less weighted average unallocated ESOP and nonvested shares	(25,213)	(30,060)

Weighted average common shares outstanding	2,524,980	2,479,604

Basic earnings (loss) per common share	$(0.10)	$1.32

Diluted earnings (loss) per common share:
Numerator, net income (loss)	$(239)	$3,260

Denominator, weighted average common shares outstanding for basic earnings per share	2,524,980	2,479,604
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	34,077

Weighted average common and dilutive potential common shares outstanding	2,524,980	2,513,681

Diluted earnings (loss) per common share	$(0.10)	$1.30

4.            COMMITMENTS AND CONTINGENCIES

At June 30, 2007 and September 30, 2006, the Company had outstanding commitments to originate and purchase loans totaling $52.1 million and $52.9 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At June 30, 2007, the Company had no commitments to purchase or sell securities available for sale.

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

On or about April 26, 2007, MetaBank, Meta Financial Group, Inc., Meta Trust Company and J. Tyler Haahr were named as defendants in Dengler, Flute, et al v. Prairie Auto Group, Inc., a class action lawsuit filed in Circuit Court for the Second Judicial Circuit in Minnehaha County, South Dakota.  This lawsuit appears to be a successor suit to a series of two state and three tribal court lawsuits that were filed in 2006, reported on a previous 10-Q, but apparently subsequently abandoned by the plaintiffs.  In this action, plaintiff class is comprised of individuals who purchased vehicles and/or obtained financing from the J.D. Byrider franchise in Pennington County, which was owned and operated by companies controlled by Dan Nelson.  Plaintiffs allege that the Dan Nelson companies, including the Dan Nelson Auto Group (“DNAG”) and the South Dakota Acceptance Corporation (“SDAC”) and other affiliates, operated under the J.D. Byrider franchise and business model and engaged in abusive sales, lending and consumer practices, The bulk of the complaint addresses the various alleged fraudulent schemes perpetrated by the Nelson companies against their customers, principally the “buy here, pay here” model in which individuals with poor credit histories were allegedly sold poor quality vehicles at high prices with worthless warranties on usurious loan terms.

MetaBank, in conjunction with a roster of participating banks, had provided a series of loans and lines of credit to DNAG and SDAC. Plaintiffs allege that the MetaBank entities “participated in the fraudulent scheme” by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed “special benefits” for providing these loans.  DNAG, SDAC and Nelson have since filed for bankruptcy.  Plaintiffs also allege that MetaBank did not vigorously pursue claims against Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies.  The claims against J. Tyler Haahr personally are not explained, other than that Haahr had a “long-standing personal relationship” that allegedly led to the decision by MetaBank to provide loans and lines of credit to the various entities owned and controlled by Nelson.  The MetaBank entities filed a motion to dismiss this complaint for failure to state a cause of action.  It would be premature to predict MetaBank’s likelihood of success or amount of exposure in this lawsuit.  MetaBank intends to vigorously contest these claims.  MetaBank’s liability insurer has already agreed to provide coverage to the MetaBank entities and J. Tyler Haahr for this claim, and has retained and is paying for counsel to defend this action.

Related to this matter, and as was described in the Company’s previous filings, MetaBank was the lead lender and servicer of approximately $32.0 million in loans to DNAG, SDAC, one other related auto dealership and their owners, including Nelson.  Approximately $22.2 million of the total had been sold to ten participating financial institutions.  Each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any given time. Each agreement also recites a maximum dollar amount of participations for participants.  MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement, but within the maximum amount authorized.  MetaBank believes that in each instance this was done with the full knowledge and consent of the participant.  Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement.  Based on the total loan recoveries projected as of June 30, 2007, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted.  A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories.   MetaBank denies any obligation to make the requested adjustments on these or related claims.  Other than as disclosed below, MetaBank cannot predict at this time whether any of these claims will be the subject of litigation.

During the three months ended June 30, 2006 or shortly thereafter three lawsuits were filed against the Company’s MetaBank subsidiary.  Three of the complaints are related to the Company’s alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner.  An additional bank, North American Bank, joined the First Midwest Bank-Deerfield Branches case.  All three actions are in their infancy and amount of costs associated with these actions cannot be determined at this time.  The Company intends, however, to vigorously defend its actions.  Subject to a reservation of rights, the Company’s insurance carrier has agreed to cover the four claims described above and is currently paying for counsel to defend all four actions.

First Midwest Bank-Deerfield Branches and Mid-Country Bank v. MetaBank (Civ. No. 06-2241).   On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota’s Second Judicial Circuit Court, Minnehaha County, in the above titled action.  The complaint alleges that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $1 million as a result of MetaBank’s placement and administration of the loans that were the subject of the loan participation agreements.  The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty.  On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114.  Plaintiff(s) moved to remand the case back to state court, but this motion was denied.  North American Bank has been allowed by the United States District Court to join this action with similar claims and allegations against MetaBank.  A scheduling order was recently submitted to the United States District Court and discovery is just beginning.

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

Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230).  On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, in South Dakota’s Second Judicial Circuit Court, Minnehaha County in the above titled action.  The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements.  The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing.  Discovery in that matter is proceeding.

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

Effective October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, using a modified prospective application.  Prior to that date, the Company accounted for stock option awards under APB Opinion No. 25, Accounting for Stock Issued to Employees.   In accordance with SFAS No. 123(R), compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The recording of such compensation expense began on October 1, 2005 for shares not yet vested as of that date and for all new grants subsequent to that date.  The exercise price of options or fair value of nonvested shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date.  The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock based incentive awards has been negligible.

On January 22, 2007, the Company’s stockholders approved the First Amendment to the 2002 Omnibus Incentive Plan (the “Plan”).  A description of the Plan was included in “Proposal II:  Approval of Amendment to 2002 Omnibus Incentive Plan” of the Company’s Definitive Proxy Statement for its 2007 Annual Meeting, as filed with the Securities Exchange Commission on December 29, 2006, and is incorporated herein by reference.

A summary of option activity at and for the nine months ended June 30, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2006	386,425	$19.79	6.65	$1,792,717
Granted	54,000	34.32
Exercised	(64,552)	16.51		937,992
Forfeited or expired	(1,500)	23.81
Options outstanding, June 30, 2007	374,373	$22.44	7.33	$5,747,773

Options exercisable at June 30, 2007	227,123	$19.59	6.41	$4,133,784

A summary of nonvested share activity at and for the nine months ended June 30, 2007 is presented below:

Weighted
	Number	Average
	of	Fair Market Value
	Shares	At Grant
Nonvested shares outstanding, September 30, 2006	8,333	$24.43
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested shares outstanding, June 30, 2007	8,333	$24.43

As of June 30, 2007, stock based compensation expense not yet recognized in income totaled $829,000, which is expected to be recognized over a weighted average remaining period of 1.29 years.

6.                    SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information: a Traditional Banking Segment consisting of its two banking subsidiaries, MetaBank and MetaBank West Central, and Meta Payment Systems®, a division of MetaBank.  MetaBank and MetaBank West Central operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  Meta Payment Systems provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid cards, issuance of credit cards, sponsorship of ATMs into the debit networks, ACH origination services and a gift card program.  Other related programs are in the process of development.  The remaining grouping under the caption All Other Segments consists of the operations of Meta Financial Group, Inc. and Meta Trust Company.  Revenues and expenses are allocated to business segments using a funds transfer pricing methodology through which excess funds or funding shortfalls at individual segments are sold to or bought from, respectively, the remaining segments.  As the Company’s funding mix changes between segments, net interest income at individual segments may rise or fall based on the relative size of the excess funding or funding shortfall position at any particular segment.  The following tables present segment data for the Company for the three and nine month periods ended June 30, 2007 and 2006, respectively.

	Traditional Banking	Meta Payment Systems	All Others	Total

Three Months Ended June 30, 2007
Net interest income (expense)	$3,878	$1,667	$(220)	$5,325
Provision for loan losses	(500)	—	—	(500)
Non-interest income	4,343	3,419	26	7,788
Non-interest expense	4,753	4,499	476	9,728
Net income (loss) before tax	3,968	587	(670)	3,885
Income tax expense (benefit)	1,462	218	(207)	1,473
Net income (loss)	$2,506	$369	$(463)	$2,412

Inter-segment revenue (expense)	$(3,035)	$3,035	$—	$—
Total assets	432,736	236,661	(2,673)	666,724
Total deposits	290,729	230,932	—	521,661

Three Months Ended June 30, 2006
Net interest income (expense)	$4,334	$984	$(194)	$5,124
Provision for loan losses	—	—	—	—
Non-interest income	567	5,152	17	5,736
Non-interest expense	4,824	1,984	117	6,925
Net income (loss) before tax	77	4,152	(294)	3,935
Income tax expense (benefit)	28	1,581	(157)	1,452
Net income (loss)	$49	$2,571	$(137)	$2,483

Inter-segment revenue (expense)	$(633)	$762	$(129)	$—
Total assets	579,723	164,973	2,114	746,810
Total deposits	393,000	160,066	—	553,066

	Traditional Banking	Meta Payment Systems	All Others	Total

Nine Months Ended June 30, 2007
Net interest income (expense)	$12,198	$4,751	$(691)	$16,258
Provision for loan losses	4,685	—	—	4,685
Non-interest income	5,543	10,363	75	15,981
Non-interest expense	13,716	12,820	1,214	27,750
Net income (loss) before tax	(660)	2,294	(1,830)	(196)
Income tax expense (benefit)	(179)	780	(558)	43
Net income (loss)	$(481)	$1,514	$(1,272)	$(239)

Inter-segment revenue (expense)	$(4,734)	$4,734	$—	$—
Total assets	432,736	236,661	(2,673)	666,724
Total deposits	290,729	230,932	—	521,661

Nine Months Ended June 30, 2006
Net interest income (expense)	$12,373	$2,976	$(515)	$14,834
Provision for loan losses	(310)	—	—	(310)
Non-interest income	1,816	7,891	72	9,779
Non-interest expense	13,872	5,415	629	19,916
Net income (loss) before tax	627	5,452	(1,072)	5,007
Income tax expense (benefit)	213	2,029	(495)	1,747
Net income (loss)	$414	$3,423	$(577)	$3,260

Inter-segment revenue (expense)	$(1,733)	$2,181	$(448)	$—
Total assets	579,723	164,973	2,114	746,810
Total deposits	393,000	160,066	—	553,066

7.            SALE OF BRANCH OFFICES

On January 31, 2007, MetaBank announced that it had entered into agreements to sell four of its Northwest Iowa branches.  On April 13, 2007 MetaBank consummated the sale of its Laurens office to Iowa Trust & Savings Bank in Emmetsburg, Iowa.  On May 18, 2007 MetaBank consummated the sale of its offices in Sac City, Lake View, and Odebolt, Iowa to Iowa State Bank in Sac City, Iowa.  Together, the transactions involved the assumption by the acquiring banks of approximately $39.2 million in deposits and the purchase of $2.2 million in loans.  The transactions generated a pre-tax gain on sale of approximately $3.3 million.

Management performed an evaluation as to whether the sale of the branches constituted discontinued operations, and concluded that the branches are not a component of the entity.  The operations and cash flows of the branches sold were not significant to the financial statements as a whole.  Revenue and expenses of the entity, other than the gain on sale, are therefore included in the appropriate income statement line items for all periods presented.

8.            NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an Interpretation of Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is currently assessing the financial statement impact of adopting FIN No. 48.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion - 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.  The Company has endorsement split-dollar life insurance policies and is currently assessing the financial statement impact of implementing EITF 06-04.

In September 2006, the FASB issued Statement No. 157, (“SFAS No. 157”), “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operation and cash flows.

In February 2007, the FASB issued Statement No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operation and cash flows.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The foregoing list of factors is not exclusive.  Additional discussions of factors affecting the Company’s business and prospects are contained in the Company’s periodic filings with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

GENERAL

Meta Financial Group, Inc. is a bank holding company whose primary subsidiaries are MetaBank and MetaBank West Central.  The Company was incorporated in 1993 as a unitary non-diversified savings and loan holding company that, on September 20 of that year, acquired all of the capital stock of MetaBank, a federal savings bank, in connection with MetaBank’s conversion from mutual to stock form of ownership.  On September 30, 1996, the Company became a bank holding company in conjunction with the acquisition of MetaBank WC, a state-chartered commercial bank.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2007, compared to September 30, 2006, and the consolidated results of operations for the three and nine month periods ended June 30, 2007 and 2006. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2006.

CORPORATE DEVELOPMENTS AND OVERVIEW

The Company continues to emphasize expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Company focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developments in these communities.  In March 2007, the Company also opened an administrative support office in Omaha.  During the third quarter of fiscal 2007 the Company divested four of its branches in rural Northwest Iowa, in order to sharpen the Company’s focus on higher growth markets and business lines.  See Note 7 of “Notes to Condensed Consolidated Financial Statements.

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

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

FINANCIAL CONDITION

As of June 30, 2007, the Company had assets totaling $666.7 million compared to $741.6 million at September 30, 2006.  The decrease in assets of $74.9 million resulted primarily from decreases in the Company’s cash, securities, and loan portfolios.

Cash and cash equivalents and federal funds sold decreased $26.8 million from $109.4 million at September 30, 2006 to $82.6 million at June 30, 2007.  The decrease was primarily the result of the Company’s sale of four branches in northwest Iowa.  Cash and short term investments were used to fund the assumption of deposit liabilities by the acquiring institutions.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks.  Federal funds sold deposits are maintained at various large commercial banks.

Investment securities, including mortgage-backed securities, declined $22.2 million from $192.1 million at September 30, 2006 to $169.8 million at June 30, 2007, as related maturities, sales, and principal paydowns exceeded investment purchases.  During the three month period ended June 30, 2007, the Company purchased $3.1 million of municipal bonds and mortgage-backed securities.  In addition, during the same period, the Company made a strategic decision to divest itself of all equity positions.  As a result, the Company sold $373,000 in FNMA and FHLMC stock.  It is anticipated than an additional equity related security will be sold in September.

The Company’s loan portfolio, net of allowance for loan losses, decreased $25.9 million from $389.3 million at September 30, 2006 to $363.3 million at June 30, 2007.  The Company continues to experience paydowns and payoffs mainly in its originated and purchased commercial and commercial real estate portfolios.  Management believes this decrease is driven in part by a decrease in the overall demand for credit and competition from secondary market investors.

Total deposits decreased $44.1 million from $565.7 million at September 30, 2006 to $521.7 million at June 30, 2007.  The majority of this net decrease was related to the sale of four branches in northwest Iowa.  Additionally, however, the Company’s deposit mix shifted away from higher costing certificates of deposit and money market deposits toward low- and no-cost checking deposits.  Most of the increase in checking deposits was the result of deposit growth at the bank’s MetaBank’s Meta Payment Systems® division.

Total wholesale borrowings also declined $33.2 million from $125.1 million at September 30, 2006 to $91.8 million at June 30, 2007.  The Company continues to de-emphasize these high cost funding sources in an effort to decrease overall liability costs and to de-lever the Company’s balance sheet.

At June 30, 2007, the Company’s shareholders’ equity totaled $47.2 million, up $1.9 million from $45.3 million at September 30, 2006.  The increase was primarily the result of a favorable change in the accumulated other comprehensive loss on the Company’s available for sale securities portfolio offset by the reported fiscal 2007 year-to-date loss (see “Results of Operations” below) and the payment of dividends on common stock.  At June 30, 2007, the Company and both of its banking subsidiaries, MetaBank and MetaBank West Central, continue to meet regulatory requirements for classification as well-capitalized institutions.

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

At June 30, 2007, the Company had loans delinquent 30- days and over totaling $4.7 million, or 1.28% of total loans, compared to $5.5 million, or 1.39% of total loans, at September 30, 2006.

At June 30, 2007 and September 30, 2006 there were no commercial and multi-family real estate loans delinquent 30 days and over.  Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences.  This greater risk is due to several factors, including, but not limited to, the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans.  The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible.

At June 30, 2007, commercial business loans delinquent 30 days and over totaled $3.9 million, or 1.05% of total loans.  This compares to $5.1 million, or 1.28% of total loans, at September 30, 2006.  Commercial business lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts.  In addition, payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made. The success of the loan may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general environment.  The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible.

At June 30, 2007, agricultural loans delinquent 30 days and over totaled $583,000, or 0.16% of total loans.  This compares to $201,000, or 0.05% of total loans, at September 30, 2006.  Agricultural lending also involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized.  The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices.

The table below sets forth the amounts and categories of the Company’s nonperforming assets.  Foreclosed assets include assets acquired in settlement of loans.

	Nonperforming Assets As Of
	June 30, 2007	September 30, 2006
	(Dollars in Thousands)

Nonaccruing loans:
One-to four-family	$36	$31
Commercial and multi-family	1,577	—
Consumer	5	—
Agricultural operating	150	182
Commercial business	70	3,887
Total nonaccruing loans	1,838	4,100
Accruing loans delinquent 90 days or more	—	—
Total nonperforming loans	1,838	4,100

Foreclosed assets:
One-to four-family	—	15
Commercial and multi-family	—	35
Consumer	1	—
Commercial business	95	—
Total foreclosed assets	96	50
Total nonperforming assets	$1,934	$4,150
Total as a percentage of total assets	0.29%	0.56%

Classified assets.  Federal regulations provide for the classification of loans and other assets as “substandard”, “doubtful” or “loss”, based on the level of weakness determined to be inherent in the collection of the principal and interest.  When loans are classified as either substandard or doubtful, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. When assets are classified as loss, the Company is required either to establish a specific allowance for loan losses equal to 100% of that portion of the loan so classified, or to charge-off such amount. The Company’s determination as to the classification of its loans and the amount of its allowances for loan losses are subject to review by its regulatory authorities, which may require the establishment of additional general or specific allowances for loan losses.  The discovery of additional information in the future may also affect both the level of classification and the amount of allowances for loan losses.

On the basis of management’s review of its loans and other assets, at June 30, 2007, the Company had classified a total of $6.5 million of its assets as substandard, $280,000 as doubtful and none as loss.  This compares to classifications at September 30, 2006 of $5.0 million substandard, $447,000 doubtful and none as loss.

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

At June 30, 2007, the Company has established an allowance for loan losses totaling $4.9 million, or 265% of nonperforming loans, compared to $6.0 million, or 143% of nonperforming loans at September 30, 2006.  See Note 2 of “Notes to Consolidated Financial Statements.”

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and nine month periods ended June 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)

Beginning balance	$5,282	$5,998	$5,968	$7,222
Provision charged to operations	(500)	—	4,685	(310)
Charge-offs	(420)	(14)	(6,344)	(1,129)
Recoveries	501	127	554	328
Ending balance	$4,863	$6,111	$4,863	$6,111

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Nonperforming Assets and Allowance for Loan Losses.”  Although management believes the level of the allowance as of June 30, 2007 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General.  For the three months ended June 30, 2007, the Company recorded net income of $2.4 million, or $0.91 per diluted share, compared to net income of $2.5 million, or $0.98 per diluted share, for the same period in 2006.  Earnings in the current period were impacted by a pre-tax gain of $3.33 million resulting from the sale of four branches in northwest Iowa.  Earnings in the prior period were impacted by a pre-tax non-recurring fee income of $2.57 million related to an acquired portfolio of prepaid debit cards.  For the nine months ended June 30, 2007, the Company recorded a net loss of $239,000, or $.10 per diluted share compared to net income of $3.3 million, or $1.30 per diluted share for the same period in the prior fiscal year.  Earnings for the nine month period ended June 30, 2007 were impacted by the recognition of impairments on two commercial loan relationships, which, as well as reasons discussed above together reduced pre-tax earnings by $5.74 million.

Net interest income.  Net interest income for the third quarter of fiscal year 2007 was $5.3 million, up 3.9% from $5.1 million in the third quarter of fiscal year 2006.  Both higher asset yields and lower liability costs contributed to this increase.  Net interest margin rose 35 basis points from 2.97% in the third quarter of fiscal year 2006 to 3.32% in the current quarter.  In addition to the higher asset yields and lower liability costs discussed above, a more favorable deposit mix also contributed to the wider margin.  Total asset yields for the third quarter of fiscal year 2007 were 6.07%, up 10 basis points from 5.97% for the same quarter last year.  A significant change in deposit mix, away from higher costing certificates and public funds deposits and toward low- and no-cost demand deposits also contributed to a meaningful decline in liability costs despite a higher interest rate environment.  Total liability costs fell 18 basis points from 2.95% in the third quarter of fiscal year 2006 to 2.77% in the current quarter.  For the nine month period ended June 30, 2007 net interest income was $16.3 million compared to $14.8 million for the same period in the prior fiscal year.  Net interest margin was 3.24% for the nine months ended June 30, 2007, up 41 basis points from 2.83% for the same period in the prior fiscal year.

The following tables present the Company’s average interest earning assets, interest bearing liabilities, net interest spread, and net interest margin for the three and nine month periods ended June 30, 2007 and 2006.

	2007			2006
	Average	Interest		Average	Interest
Three Months Ended June 30,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$365,246	$6,609	7.19%	$413,200	$7,526	7.30%
Mortgage-backed securities	144,096	1,424	3.95%	174,566	1,666	3.82%
Other investments and fed funds sold	127,193	1,681	5.25%	105,087	1,122	4.27%
Total interest-earning assets	636,535	$9,714	6.07%	692,853	$10,314	5.97%
Non-interest-earning assets	45,028			56,364
Total assets	$681,563			$749,217

Non-interest bearing deposits	$235,820	$—	0.00%	$170,464	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	25,208	76	1.21%	24,906	200	3.22%
Savings	18,647	112	2.41%	47,682	359	3.02%
Money markets	62,018	579	3.74%	88,736	678	3.07%
Time deposits	191,057	2,211	4.64%	225,445	2,177	3.87%
FHLB advances	84,102	1,122	5.28%	119,933	1,465	4.83%
Other borrowings	14,752	289	7.75%	25,528	311	4.83%
Total interest-bearing liabilities	395,784	4,389	4.43%	532,230	5,190	3.89%
Total deposits and interest-bearing liabilities	631,604	$4,389	2.77%	702,694	$5,190	2.95%
Other non-interest bearing liabilities	4,634			3,714
Total liabilities	636,238			706,408
Shareholders’ equity	45,325			42,809
Total liabilities and shareholders’ equity	$681,563			$749,217
Net interest income and net interest rate spread including non-interest bearing deposits		$5,325	3.30%		$5,124	3.02%

Net interest margin			3.32%			2.97%

	2007			2006
	Average	Interest		Average	Interest
Nine Months Ended June 30,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$372,158	$20,100	7.22%	$423,325	$22,578	7.04%
Mortgage-backed securities	149,882	4,549	4.05%	188,719	5,322	3.76%
Other investments and fed funds sold	146,689	5,731	5.15%	90,833	2,786	3.98%
Total interest-earning assets	668,729	$30,380	6.06%	702,877	$30,686	5.77%
Non-interest-earning assets	46,583			49,660
Total assets	$715,312			$752,537

Non-interest bearing deposits	$229,717	$—	0.00%	$139,477	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	27,242	486	2.38%	25,802	580	3.01%
Savings	22,064	423	2.56%	54,020	1,164	2.88%
Money markets	71,923	1,801	3.35%	88,457	1,774	2.68%
Time deposits	207,364	6,961	4.49%	238,538	6,580	3.69%
FHLB advances	88,534	3,483	5.19%	135,023	4,779	4.67%
Other borrowings	18,611	968	6.86%	25,389	975	5.07%
Total interest-bearing liabilities	435,738	14,122	4.31%	567,229	15,852	3.72%
Total deposits and interest-bearing liabilities	665,455	$14,122	2.83%	706,706	$15,852	2.98%
Other non-interest bearing liabilities	4,976			3,129
Total liabilities	670,431			709,835
Shareholders’ equity	44,881			42,702
Total liabilities and shareholders’ equity	$715,312			$752,537
Net interest income and net interest rate spread including non-interest bearing deposits		$16,258	3.23%		$14,834	2.79%

Net interest margin			3.24%			2.83%

Provision for loan loss.  The Company recorded a negative provision for loan losses in the third quarter of fiscal year 2007 of $500,000 compared to no provision for the same period in the prior fiscal year.  The current quarter was impacted directly by a $500,000 fidelity bond claim paid to MetaBank by the Company’s insurance carrier.  The claim arose from the Company’s loans to three entities involved in auto sales, service, and financing, and their principal owner.  As a result of the Company’s claim that it was defrauded by the borrowing entities, the Company received the full limit of coverage under its insurance policy.  For the nine months ended June 30, 2007 the Company recorded a provision of $4.7 million compared to a negative provision of $310,000 for the same period in the prior fiscal year.  The provision this year was impacted by the impairment of two commercial loan relationships partially offset by the aforementioned bond claim.  During the three months ended December 31, 2006, the Company recorded a $690,000 provision on a loan secured by the assets of a road paving company and recognized a $4.95 million provision on a purchased participation loan relationship.  See “Nonperforming Assets and Allowance for Loan Losses” herein.

Non-interest income.  Non-interest income for the third quarter of fiscal year 2007 was $7.8 million, an increase of $2.1 million from $5.7 million for the same quarter a year ago.  Non-interest income in the current period was impacted by a $3.3 million pre-tax gain on sale of four branch offices in northwest Iowa.  Non-interest income in the 2006 period was impacted by non-recurring pre-tax fee income of $2.57 million related to a purchased portfolio of prepaid debit cards.  Adjusting for these non-recurring items, non-interest income for the third quarter of fiscal year 2007 rose $1.29 million, or 41%, over the same quarter in 2006 primarily due to an increase in card fee income.  For the nine months ended June 30, 2007, non-interest income totaled $16.0 million, compared to $9.8 million for the same period in the prior fiscal year.  Adjusting for the non-recurring items discussed above, non-interest income for the nine months ended June 30, 2007 rose $5.4 million, or 76%, over the same period in 2006 primarily due to an increase in card fee income.

Management performed an evaluation whether the sale of the branches constituted discontinued operations, and concluded that the operations and cash flows of the branches sold were not significant to the financial statements as a whole.  Revenue and expenses of the entity, other than the gain on sale, are therefore included in the appropriate income statement line items for all periods presented.

Non-interest expense.  The Company’s non-interest expense was $9.7 million for the third quarter of fiscal year 2007, reflecting a $2.8 million increase from $6.9 million in the same quarter in fiscal year 2006.  For the nine   months ended June 30, 2007, non-interest expense totaled $27.8 million, compared to $19.9 million for the same period in the prior fiscal year.  The increase is broad based and is generally the result of the Company’s investment in the Meta Payment Systems division.

Card processing expenses rose $1.1 million from $469,000 in the third quarter of fiscal year 2006 to $1.6 million in the current quarter.  For the nine months ended June 30, 2007, card processing expense totaled $4.8 million, compared to $1.8 million for the same period in the prior fiscal year.  These expenses reflect costs associated with processing and delivering debit card related products and services and have increased due to start up costs associated with new programs.

Compensation expense rose $1.1 million on a quarter over quarter basis to $4.9 million.  For the nine months ended June 30, 2007, compensation expense totaled $13.5 million, compared to $9.9 million for the same period in the prior fiscal year.  This increase reflects the staffing of two new full service branches, one each in Sioux Falls, SD and West Des Moines, IA, an increase in the sales force and operations support staff at Meta Payment Systems, and the addition of IT staff and other administrative support within the Company.  Many of the new employees at MPS and in IT will be focused on developing new product lines and increasing market penetration of our payments systems products and services.  Other expenses at the Company have also exhibited growth as business volumes have increased.  Increases in occupancy and equipment expense reflect the aforementioned new branches and the addition of administrative office space in Sioux Falls.  Similarly, increases in marketing, legal and consulting, and other expenses reflect the Company’s continuing efforts to support growth of business opportunities that management believes will be profitable over time.

Income tax expense.  For the third quarter of both fiscal years 2007 and 2006, the Company recorded income tax expense of $1.5 million.  For the nine months ended June 30, 2007, the Company recorded income tax expense in the amount of $43,000 compared to $1.7 million for the same period in the prior fiscal year.  The Company recorded income tax expense during the 2007 period despite a net pre-tax loss due primarily to permanent differences between book and taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans, investments, and mortgage-backed securities, and funds provided by other operating activities.  While scheduled payments on loans, mortgage-backed securities, and short-term investments are relatively predictable sources of funds, deposit flows and early loan repayments are greatly influenced by general interest rates, economic conditions, and competition.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2007, the Company had commitments to originate and purchase loans totaling $52.1 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth MetaBank’s and MetaBank WC’s actual capital and required capital amounts and ratios at June 30, 2007 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At June 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$49,002	7.77%	$9,455	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	49,002	7.77	25,213	4.00	$31,516	5.00%
Tier 1 (core) capital (to risk-weighted assets)	49,002	11.44	17,129	4.00	25,694	6.00
Total risk-based capital (to risk-weighted assets)	52,666	12.30	34,258	8.00	42,823	10.00
MetaBank West Central
Tier 1 capital (to average assets)	3,886	9.55	1,627	4.00	2,034	5.00
Tier 1 risk-based capital (to risk-weighted assets)	3,886	16.95	917	4.00	1,376	6.00
Total risk-based capital (to risk-weighted assets)	4,063	17.72	1,834	8.00	2,293	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At June 30, 2007, MetaBank and MetaBank WC exceeded minimum requirements for the well-capitalized category.

Part I.      Financial Information

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments.

The Company originates predominantly adjustable rate loans and fixed rate loans with relatively short terms to maturity.  Long term fixed rate residential mortgages are generally sold into the secondary market.  As a result of its lending practices, the Company’s loan portfolio is relatively short in duration and yields respond quickly to the overall level of interest rates.

The Company’s primary objective for its investment portfolio is to provide the liquidity necessary to meet the Company’s cash demands.  This portfolio may also be used in the ongoing management of interest rate risk.  As a result, funds may be invested among various categories of security types and maturities based upon the Company’s need for liquidity and its desire to create an economic hedge against the effects changes in interest rates may have on the overall market value of the Company.

The Company offers a full range of deposit products which are generally short term in nature.  Interest-bearing checking, savings, and money market accounts generally provide a stable source of funds for the bank and also respond relatively quickly to changes in short term interest rates.  The Company offers certificates of deposit with maturities of three months through five years, which serve to extend the duration of the overall deposit portfolio.  A significant and increasing portion of the Company’s deposit portfolio is concentrated in non-interest-bearing checking accounts.  These accounts serve to decrease the Company’s overall cost of funds and reduce its sensitivity to changes in short term interest rates.

The Company also maintains a portfolio of wholesale borrowings, predominantly advances from the Federal Home Loan Bank which carry fixed terms and fixed rates of interest.  The Company utilizes this portfolio to manage liquidity demands and also, when appropriate, in the ongoing management of interest rate risk.

The Board of Directors, as well as the Office of Thrift Supervision, has established limits on the level of acceptable interest rate risk.  There can be no assurance, however, that, in the event of an adverse change in interest rates, the Company’s efforts to limit interest rate risk will be successful.

Net Portfolio Value.  The Company uses a Net Portfolio Value (“NPV”) approach to the quantification of interest rate risk.  This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts.  The Company’s Investment Committee, which consists of members of senior management, is responsible for managing the interest rate risk of the Company.

Presented below, as of June 30, 2007 and September 30, 2006, is an analysis of the Company’s interest rate risk profile as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  The Company’s interest rate risk profile has shifted slightly since September 30, 2006.  At June 30, 2007, the Company was in a more balanced interest rate risk position than at September 30, 2006.  As of that date, the Company was more exposed to a decline in interest rates.  The change is due primarily to a reduction in liability duration resulting from the sale of four branches in Northwest Iowa and an increase in asset duration resulting from the addition of longer term loans and investments.  At both June 30, 2007 and September 30, 2006, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  During the three months ended June 30, 2007, the Board of Directors reduced the allowable limits for interest-rate-risk-related market value changes at the Company.  The new limits are reflected in the table below.  The change was recommended by management to bring the limits more closely in line with management’s actual risk management practices.  As of June 30, 2007, MetaBank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rates	Board Limit	At June 30, 2007		At September 30, 2006
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
+200 bp	(20)%	$(3,054)	(4)%	$548	1%
+100 bp	(10)	(1,667)	(2)	562	1
0 bp (Base Case)	—	—	—	—	—
-100 bp	(10)	239	—	(907)	(1)
-200 bp	(20)	(1,618)	(2)	(4,139)	(6)

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a — 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about April 26, 2007, MetaBank, Meta Financial Group, Inc., Meta Trust Company and J. Tyler Haahr were named as defendants in Dengler, Flute, et al v. Prairie Auto Group, Inc., a class action lawsuit filed in Circuit Court for the Second Judicial Circuit in Minnehaha County, South Dakota.  This lawsuit appears to be a successor suit to a series of two state and three tribal court lawsuits that were filed in 2006, reported on a previous 10-Q, but apparently subsequently abandoned by the plaintiffs.  In this action, plaintiff class is comprised of individuals who purchased vehicles and/or obtained financing from the J.D. Byrider franchise in Pennington County, which was owned and operated by companies controlled by Dan Nelson.  Plaintiffs allege that the Dan Nelson companies, including the Dan Nelson Auto Group (“DNAG”) and the South Dakota Acceptance Corporation (“SDAC”) and other affiliates, operated under the J.D. Byrider franchise and business model and engaged in abusive sales, lending and consumer practices, The bulk of the complaint addresses the various alleged fraudulent schemes perpetrated by the Nelson companies against their customers, principally the “buy here, pay here” model in which individuals with poor credit histories were allegedly sold poor quality vehicles at high prices with worthless warranties on usurious loan terms.

MetaBank, in conjunction with a roster of participating banks, had provided a series of loans and lines of credit to DNAG and SDAC. Plaintiffs allege that the MetaBank entities “participated in the fraudulent scheme” by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed “special benefits” for providing these loans.  DNAG, SDAC and Nelson have since filed for bankruptcy.  Plaintiffs also allege that MetaBank did not vigorously pursue claims against Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies.  The claims against J. Tyler Haahr personally are not explained, other than that Haahr had a “long-standing personal relationship” that allegedly led to the decision by MetaBank to provide loans and lines of credit to the various entities owned and controlled by Nelson.  The MetaBank entities filed a motion to dismiss this complaint for failure to state a cause of action.  It would be premature to predict MetaBank’s likelihood of success or amount of exposure in this lawsuit.  MetaBank intends to vigorously contest these claims.  MetaBank’s liability insurer has already agreed to provide coverage to the MetaBank entities and J. Tyler Haahr for this claim, and has retained and is paying for counsel to defend this action.

Related to this matter, and as was described in the Company’s previous filings, MetaBank was the lead lender and servicer of approximately $32.0 million in loans to DNAG, SDAC, one other related auto dealership and their owners, including Nelson.  Approximately $22.2 million of the total had been sold to ten participating financial institutions.  Each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any given time. Each agreement also recites a maximum dollar amount of participations for participants.  MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement, but within the maximum amount authorized.  MetaBank believes that in each instance this was done with the full knowledge and consent of the participant.  Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement.  Based on the total loan recoveries projected as of June 30, 2007, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted.  A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories.   MetaBank denies any obligation to make the requested adjustments on these or related claims.  Other than as disclosed below, MetaBank cannot predict at this time whether any of these claims will be the subject of litigation.

During the three months ended June 30, 2006 or shortly thereafter three lawsuits were filed against the Company’s MetaBank subsidiary.  Three of the complaints are related to the Company’s alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner.  An additional bank, North American Bank, joined the First Midwest Bank-Deerfield Branches case.  All three actions are in their infancy and amount of costs associated with these actions cannot be determined at this time.  The Company intends, however, to vigorously defend its actions.  Subject to a reservation of rights, the Company’s insurance carrier has agreed to cover the four claims described above and is currently paying for counsel to defend all four actions.

First Midwest Bank-Deerfield Branches and Mid-Country Bank v. MetaBank (Civ. No. 06-2241).   On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota’s Second Judicial Circuit Court, Minnehaha County, in the above titled action.  The complaint alleges that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $1 million as a result of MetaBank’s placement and administration of the loans that were the subject of the loan participation agreements.  The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty.  On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114.  Plaintiff(s) moved to remand the case back to state court, but this motion was denied.  North American Bank has been allowed by the United States District Court to join this action with similar claims and allegations against MetaBank.  A scheduling order was recently submitted to the United States District Court and discovery is just beginning.

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

Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230).  On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, in South Dakota’s Second Judicial Circuit Court, Minnehaha County in the above titled action.  The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements.  The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing.  Discovery in that matter is proceeding.

There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1.A.        Risk Factors - Other than the risk factors described below, there have been no material changes from those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended September 30, 2006 and subsequent filings of Form 10-Q.

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

META FINANCIAL GROUP, INC.

Date:	August 14, 2007	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	August 14, 2007	By:	/s/ Jonathan M. Gaiser
Jonathan M. Gaiser, Senior Vice President,
Secretary, Treasurer, and Chief Financial Officer