Form 10-Q/A
period 2006-12-31
META FINANCIAL GROUP INC
filed 2007-11-21
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

Large accelerated filer ☐                                    Accelerated filer ☐                              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 19, 2007:
Common Stock, $.01 par value	2,589,717 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q/A

i

META FINANCIAL GROUP, INC.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

For the reasons stated by the Registrant in its Form 8-K filed on November 16, 2007 and as amended on November 19, 2007, this Quarterly Report on Form 10-Q/A for the three months ended December 31, 2006, includes a restated consolidated statement of financial condition, consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of shareholders’ equity and consolidated statement of cash flows for the three months ended December 31, 2006 and a restated consolidated statement of financial condition for the fiscal year ended September 30, 2006.  Earnings per share, segment, allowance roll forward and capital data have also been restated for all periods presented.  Meta Financial Group, Inc. (“Meta Group” or the “Company”) will not file an amended Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.  See Item 1, “Financial Statements” in Part I of this Quarterly Report on Form 10-Q/A, including Note 8 of “Notes to Condensed Consolidated Financial Statements,” for more information concerning these restatements.  This Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

ii

Part I:  Financial Information

Item 1.  Financial Statements

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share Data)

	December 31, 2006	September 30, 2006
	(As Restated)	(As Restated)

ASSETS
Cash and due from banks	$1,519	$7,405
Interest-bearing deposits in other financial institutions	99,811	101,948
Total cash and cash equivalents	101,330	109,353
Federal funds sold	50,000	—
Securities purchased under agreements to resell	—	5,891
Other investment securities available for sale	27,420	27,474
Mortgage-backed securities available for sale	153,486	158,702
Loans held for sale	1,058	508
Loans receivable - net of allowance for loan losses of $10,349 at December 31, 2006 and $6,658 at September 30, 2006	369,277	388,072
Federal Home Loan and Federal Reserve Bank stock, at cost	5,017	5,768
Accrued interest receivable	4,233	4,379
Premises and equipment, net	18,006	17,623
Bank owned life insurance	13,028	12,953
Goodwill	3,403	3,403
Other assets	8,253	6,795

Total assets	$754,511	$740,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$262,398	$189,184
Interest-bearing checking	28,942	26,828
Savings deposits	24,866	29,869
Money market deposits	65,616	103,291
Time certificates of deposit	217,333	216,217
Total deposits	599,155	565,389
Advances from Federal Home Loan Bank	85,700	99,565
Securities sold under agreements to repurchase	10,406	15,179
Subordinated debentures	10,310	10,310
Accrued interest payable	1,234	972
Accrued expenses and other liabilities	3,765	4,407
Total liabilities	710,570	695,822

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,539,326 and 2,534,367 shares outstanding at December 31, 2006 and September 30, 2006, respectively	30	30
Additional paid-in capital	20,973	20,969
Retained earnings - substantially restricted	33,916	36,953
Accumulated other comprehensive (loss)	(2,842)	(4,548)
Unearned Employee Stock Ownership Plan shares	(444)	(509)
Treasury stock, 418,673 and 423,632 common shares, at cost, at December 31, 2006 and September 30, 2006, respectively	(7,692)	(7,796)
Total shareholders’ equity	43,941	45,099

Total liabilities and shareholders’ equity	$754,511	$740,921

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	December 31,
	2006	2005
	(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,876	$7,587
Mortgage backed securities	1,606	1,833
Other investments and interest-earning deposits	1,895	757
	10,377	10,177
Interest expense:
Deposits	3,503	3,347
FHLB advances and other borrowings	1,615	2,110
	5,118	5,457

Net interest income	5,259	4,720

Provision for loan losses	4,775	40

Net interest income after provision for loan losses	484	4,680

Non-interest income:
Card fees	3,586	1,223
Deposit Fees	236	261
Bank owned life insurance income	75	146
Loan Fees	59	142
Other income	183	73
Total non-interest income	4,139	1,845

Non-interest expense:
Compensation and benefits	4,034	3,068
Card processing expense	1,653	333
Occupancy and equipment expense	967	764
Legal and consulting expense	736	591
Marketing	243	131
Data processing expense	177	193
Other expense	1,020	711
Total non-interest expense	8,830	5,791

Net income (loss) before income tax expense	(4,207)	734

Income tax expense (benefit)	(1,503)	219

Net income (loss)	$(2,704)	$515

Earnings (loss) per common share:
Basic	$(1.08)	$0.21
Diluted	(1.08)	0.21

Dividends declared per common share:	$0.13	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	December 31,
	2006	2005
	(As Restated)

Net income (loss)	$(2,704)	$515

Other comprehensive gain (loss):
Net unrealized gains (losses) on securities available for sale	2,721	(1,719)
Tax effect	1,015	(640)

Total other comprehensive income (loss)	1,706	(1,079)

Total comprehensive (loss)	$(998)	$(564)

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended December 31, 2006 (RESTATED) and 2005
(Dollars in Thousands)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2005	$30	$20,646	$34,557	$(3,180)	$(825)	$(8,269)	$42,959

Cash dividends declared on common stock ($.13 per share)	—	—	(325)	—	—	—	(325)

5,100 common shares committed to be released under the ESOP	—	(10)	—	—	114	—	104

Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	(1,079)	—	—	(1,079)

Net income for three months ended December 31, 2005	—	—	515	—	—	—	515

Balance, December 31, 2005	$30	$20,636	$34,747	$(4,259)	$(711)	$(8,269)	$42,174

Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Cash dividends declared on common stock ($.13 per share)	—	—	(333)	—	—	—	(333)

Issuance of 5,636 common shares from treasury stock due to exercise of stock options	—	(70)	—	—	—	104	34

Stock compensation	—	51	—	—	—	—	51

3,999 common shares committed to be released under the ESOP	—	23	—	—	65	—	88

Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	1,706	—	—	1,706

Net (loss) for three months ended December 31, 2006	—	—	(2,704)	—	—	—	(2,704)

Balance, December 31, 2006	$30	$20,973	$33,916	$(2,842)	$(444)	$(7,692)	$43,941

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2006	2005
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(2,704)	$515
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	88	104
Depreciation, amortization and accretion, net	552	682
Provision for loan losses	4,775	40
Stock compensation	51	25
Net change in loans held for sale	(553)	3
(Gain) loss on sales of real estate owned and repossessed assets, net	(2)	(3)
(Gain) on sales of loans, net	(3)	(14)
Net change in accrued interest receivable	146	166
Net change in other assets	(1,533)	(328)
Net change in accrued interest payable	262	(234)
Net change in accrued expenses and other liabilities	(642)	458
Net cash provided by operating activities	437	1,414

Cash flow from investing activities:
Purchase of securities available for sale	—	(108)
Net change in federal funds sold	(50,000)	—
Net change in securities purchased under agreement to resell	5,891	(4,882)
Proceeds from maturities and principal repayments of securities available for sale	7,206	13,020
Loans purchased	(21,346)	(9,968)
Net change in loans receivable	36,450	29,354
Proceeds from sales of foreclosed real estate	15	2,134
Net change in FHLB / FRB stock	(751)	1,070
Purchase of premises and equipment	(734)	(808)
Net cash provided by (used in) investing activities	(23,269)	29,812

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	32,650	36,713
Net change in time deposits	1,116	(26,978)
Repayments of advances from Federal Home Loan Bank	(13,865)	(24,950)
Net change in securities sold under agreements to repurchase	(4,773)	(5,290)
Cash dividends paid	(333)	(325)
Proceeds from exercise of stock options	14	—
Net cash provided by (used in) financing activities	14,809	(20,830)

Net change in cash and cash equivalents	(8,023)	10,396

Cash and cash equivalents at beginning of period	109,353	14,370
Cash and cash equivalents at end of period	$101,330	$24,766

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,856	$5,690
Income taxes	570	0

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$23,861

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by Meta Financial Group, Inc. (“Meta Group” or the “Company”) and its consolidated subsidiaries, MetaBank, MetaBank West Central (“MetaBank WC”), Meta Trust Company® (“Meta Trust”), First Services Financial Limited, and Brookings Service Corporation are consistent with the accounting policies followed for annual financial reporting.  All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited condensed consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated statement of financial condition as of September 30, 2006, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).

2.            ALLOWANCE FOR LOAN LOSSES

At December 31, 2006 the Company’s Allowance for Loan Losses was $10.3 million, an increase of $3.6 million from $6.7 million at September 30, 2006.  During the three months ended December 31, 2006 the Company recorded a provision for loan losses of $4.8 million, which was primarily related to the impairment of a commercial lending relationship.  The Company also incurred net loan charge-offs of $1.1 million, primarily related to the recognition of a loss on another commercial lending relationship previously reserved for.  Further discussion of this change in the Allowance is included in “Corporate Developments and Overview” and “Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three month periods ended December 31, 2006 and 2005.

	Three Months Ended
	December 30,
(Dollars in Thousands)	2006	2005
	(As Restated)

Beginning balance	$6,658	$7,222
Provision charged to operations	4,775	41
Charge-offs	(1,093)	(8)
Recoveries	9	2
Ending balance	$10,349	$7,257

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

Three Months Ended December 31,	2006	2005
(Dollars in Thousands, Except Share and Per Share Data)	(As Restated)

Basic earnings (loss) per common share:
Numerator, net income (loss)	$(2704)	$515

Denominator, weighted average common shares outstanding	2,535,282	2,503,655
Less weighted average unallocated ESOP and nonvested shares	(29,062)	(35,057)

Weighted average common shares outstanding	2,506,220	2,468,598

Basic earnings (loss) per common share	$(1.08)	$0.21

Diluted earnings (loss) per common share:
Numerator, net income (loss)	$(2,704)	$515

Denominator, weighted average common shares outstanding for basic earnings per share	2,506,220	2,468,598
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	38,554

Weighted average common and dilutive potential common shares outstanding	2,506,220	2,507,152

Diluted earnings (loss) per common share	$(1.08)	$0.21

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

On or about March 10, 2006, plaintiffs filed five class-action suits on behalf of themselves and all other purchasers of vehicles from Prairie Auto Group, Inc., Dan Nelson Automotive Group, Inc.’s Rapid City, South Dakota location, and other not-yet-identified auto sales entities owned or operated by defendants. The complaints are styled as follows: Ronald Archulleta, et al. v. Prairie Auto Group, Inc., et al. – In the Tribal Court for the Oglala Sioux Tribe, Pine Ridge Indian Reservation; Cedar Around Him, et al. v. Prairie Auto Group, Inc., et al. – In the Tribal Court for the Rosebud Sioux Tribe, Rosebud Indian Reservation; Chris Dengler, et al. v. Prairie Auto Group, Inc. – Circuit Court of the Second Judicial Circuit, Minnehaha County, South Dakota; Lucinda Janis, et al. v. Prairie Auto Group, Inc., et al. – File No. C-157-04; In the Tribal Court for the Cheyenne River Sioux Indian Reservation, Eagle Butte, South Dakota; and Kali Treetop, et al. v. Prairie Auto Group, Inc., et al. – File No. 01-970; Circuit Court for the Seventh Judicial Circuit, Pennington County, South Dakota.  Except for the named plaintiffs, each of the complaints is essentially identical to the others. The nature of the allegations are the same, and the same fourteen legal claims are sought to be pled in each.

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

During the three months ended June 30, 2006 or shortly thereafter four lawsuits were filed against the Company’s MetaBank subsidiary.  Three of the complaints are related to the Company’s alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner.  The fourth complaint alleges patent infringement.  All four actions are in their infancy and materiality cannot be determined at this time.  The Company intends, however, to vigorously defend its actions.

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

Subject to a reservation of rights, the Company’s insurance carrier has agreed to cover the three claims described above.

Meridian Enterprises Corporation v. Bank of America Corporation et al. (Case No. 4:06-cv-01117CDP).  On July 21, 2006, Meridian Enterprises Corporation (“Meridian”) filed suit against Meta Financial Group, Inc. (Meta Payment Systems® division) (“Meta”) and other banks and financial institutions in the U.S. District Court for the Eastern District of Missouri in the above-titled action. Meridian is the owner of U.S. Patent No. 5,025,372 (the “ ‘372 Patent”). The complaint alleges that Meta and the co-defendants each sell, administer, process and/or sponsor an incentive program where cards are provided to participants in the incentive program that can be presented to retailers to make a purchase. The complaint further alleges, inter alia, that Meta and the co-defendants each use a computer to determine whether or not a participant’s performance under the incentive program entitles the participant to an award, in which the computer also determines the amount of the award, and the amount of the award is based upon the level of the participant’s performance in the incentive program. Accordingly, the complaint sounds in infringement, inducement of infringement, and contributory infringement of one or more claims of the ‘372 Patent.

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

A summary of option activity at and for the three months ended December 31, 2006 is presented below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value

Options outstanding, September 30, 2006	386,425	$19.79	6.65	$1,792,717
Granted	—	—
Exercised	(12,150)	17.07		118,635
Forfeited or expired	—	—
Options outstanding, December 31, 2006	374,275	$19.88	6.59	$3,713,130

Options exercisable at December 31, 2006	269,775	$18.85	5.79	$2,954,453

A summary of nonvested share activity at and for the three months ended December 31, 2006 is presented below:

	Number of shares	Weighted Average Fair Mkt Val At Grant
Nonvested shares outstanding, September 30, 2006	8,333	$24.43
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested shares outstanding, December 31, 2006	8,333	$24.43

As of December 31, 2006, stock based compensation expense not yet recognized in income totaled $541,000, which is expected to be recognized over a weighted average remaining period of 1.38 years.

6.             SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information: a Traditional Banking Segment consisting of its two banking subsidiaries, MetaBank and MetaBank West Central, and Meta Payment Systems®, a division of MetaBank.  MetaBank and MetaBank West Central operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  Meta Payment Systems® provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid cards, issuance of credit cards, sponsorship of ATMs into the debit networks, ACH origination services and a gift card program.  Other related programs are in the process of development.  The remaining grouping under the caption All Other Segments consists of the operations of Meta Financial Group, Inc. and Meta Trust Company®.  Revenues and expenses are allocated to business segments using a funds transfer pricing methodology through which excess funds or funding shortfalls at individual segments are sold to or bought from, respectively, the remaining segments.  As the Company’s funding mix changes between segments, net interest income at individual segments may rise or fall based on the relative size of the excess funding or funding shortfall position at any particular segment.  The following tables present segment data for the Company for the three-month periods ended December 31, 2006 and 2005, respectively.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total
		(Dollars in Thousands)

Three Months Ended December 31, 2006 (As Restated)
Net interest income (expense)	$4,105	$1,387	$(233)	$5,259
Provision for loan losses	4,775	—	—	4,775
Non-interest income	474	3,640	25	4,139
Non-interest expense	4,499	3,951	380	8,830
Net income (loss) before tax	(4,695)	1,076	(588)	(4,207)
Income tax expense (benefit)	(1,669)	357	(191)	(1,503)
Net income (loss)	$(3,026)	$719	$(397)	$(2,704)

Inter-segment revenue (expense)	$(1,367)	$1,367	$—	$—
Total assets	511,334	238,914	4,263	754,511
Total deposits	365,629	233,526	—	599,155

Three Months Ended December 31, 2005
Net interest income (expense)	$4,125	$757	$(162)	$4,720
Provision for loan losses	40	—	—	40
Non-interest income	581	1,238	26	1,845
Non-interest expense	4,287	1,241	263	5,791
Net income (loss) before tax	379	754	(399)	734
Income tax expense (benefit)	132	260	(173)	219
Net income (loss)	$247	$494	$(226)	$515

Inter-segment revenue (expense)	$(324)	$486	$(162)	$—
Total assets	650,520	103,602	1,162	755,284
Total deposits	446,208	104,290	—	550,498

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

8.             RESTATEMENT OF FINANCIAL INFORMATION

On November 13, 2007 the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the first three quarters of Fiscal Year 2007.  The restatements, which produced an earnings increase for each of the three quarters, relates to fee income which was not properly recognized on a portfolio of prepaid gift cards.  In addition, on November 16, 2007 the Company reported that an additional $690,000 loan loss provision recorded in the quarter ending December 31, 2006 should be recorded in the previous quarter ending September 30, 2006.  In total, Fiscal Year 2007 year-to-date net income through December 31, 2006 increased by $550,000, or $0.22 per diluted share, from a loss of $3.25 million, or $1.30 per diluted share, to a loss of $2.70 million, or $1.08 per diluted share.

As disclosed in the Company’s release dated November 13, 2007, during the first three quarters of the fiscal year ending September 30, 2007, maintenance fees were charged to and collected from holders of prepaid gift cards, which were issued through the Company’s network of agent financial institutions.  Due to human error, these fees were not recognized as income in the appropriate periods.  The error was discovered and corrected in September 2007.  Furthermore, procedures have been implemented to prevent such error from reoccurring.

In addition, during the quarter ended December 31, 2006, the Company determined that a material impairment of its assets related to a certain loan had occurred and recorded an additional provision for loan losses.  This action was reflected in a Form 8-K that the Company filed on December 6, 2006.  After further review of the matter by the Company’s independent accountants and such independent accountants’ consultation with their regulatory authorities with respect to the nature of the subsequent event that served as the basis for the filing of the aforementioned Form 8-K, the Company was informed on November 14, 2007 by its independent accountants that the additional provision should have been recorded  in the quarter ended September 30, 2006 instead of the quarter ended December 31, 2006, and that therefore the previously reported first quarter of Fiscal 2007 ended December 31, 2006 should no longer be relied upon.

The Audit Committee approved the issuance of restated financial statements for the periods in question.  The restatements are reflected in this amended quarterly report on Form 10-Q.  The Audit Committee also concluded that there was no material impact on the Company’s previous financial statements.

The following tables summarize the impact of the restatements on the Company’s consolidated statement of financial condition, consolidated statement of operations and consolidated statement of cash flows as of, and for the three months ended, December 31, 2006.  These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share Date)

	December 31, 2006	Adjustments	December 31, 2006
	(As Reported)		(As Restated)
ASSETS
Cash and due from banks	$1,519	$—	$1,519
Interest-bearing deposits in other financial institutions	99,811	—	99,811
Total cash and cash equivalents	101,330	—	101,330
Federal funds sold	50,000	—	50,000
Securities purchased under agreements to resell	—	—	—
Other investment securities available for sale	27,420	—	27,420
Mortgage-backed securities available for sale	153,486	—	153,486
Loans held for sale	1,058	—	1,058
Loans receivable - net of allowance for loan losses	369,277	—	369,277
Federal Home Loan and Federal Reserve Bank stock, at cost	5,017	—	5,017
Accrued interest receivable	4,233	—	4,233
Premises and equipment, net	18,006	—	18,006
Bank owned life insurance	13,028	—	13,028
Goodwill	3,403	—	3,403
Other assets	8,253	—	8,253

Total assets	$754,511	$—	$754,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking (1)	$262,898	$(500)	$262,398
Interest-bearing checking	28,942	—	28,942
Savings deposits	24,866	—	24,866
Money market deposits	65,616	—	65,616
Time certificates of deposit	217,333	—	217,333
Total deposits	599,655	(500)	599,155
Advances from Federal Home Loan Bank	85,700	—	85,700
Securities sold under agreements to repurchase	10,406	—	10,406
Subordinated debentures	10,310	—	10,310
Accrued interest payable	1,234	—	1,234
Accrued expenses and other liabilities (2)	3,582	183	3,765
Total liabilities	710,887	(317)	710,570

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,539,326 and 2,534,367 shares outstanding at December 31, 2006 and September 30, 2006, respectively	30	—	30
Additional paid-in capital	20,973	—	20,973
Retained earnings - substantially restricted (3)	33,599	317	33,916
Accumulated other comprehensive (loss)	(2,842)	—	(2,842)
Unearned Employee Stock Ownership Plan shares	(444)	—	(444)
Treasury stock, 418,673 and 423,632 common shares, at cost, at December 31, 2006 and September 30, 2006, respectively	(7,692)	—	(7,692)
Total shareholders’ equity	43,624	317	43,941

Total liabilities and shareholders’ equity	$754,511	$—	$754,511

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31, 2006	Adjustments	Three Months Ended December 31, 2006

	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,876	$—	$6,876
Mortgage backed securities	1,606	—	1,606
Other investments and interest-earning deposits	1,895	—	1,895
	10,377	—	10,377
Interest expense:
Deposits	3,503	—	3,503
FHLB advances and other borrowings	1,615	—	1,615
	5,118	—	5,118

Net interest income	5,259	—	5,259

Provision for loan losses (4)	5,465	(690)	4,775

Net interest income after provision for loan losses	(206)	690	484

Non-interest income:
Card fees (1)	3,408	178	3,586
Deposit Fees	236	—	236
Bank owned life insurance income	75	—	75
Loan Fees	59	—	59
Other income	183	—	183
Total non-interest income	3,961	178	4,139

Non-interest expense:
Compensation and benefits	4,034	—	4,034
Card processing expense	1,653	—	1,653
Occupancy and equipment expense	967	—	967
Legal and consulting expense	736	—	736
Marketing	243	—	243
Data processing expense	177	—	177
Other expense	1,020	—	1,020
Total non-interest expense	8,830	—	8,830

Net income (loss) before income tax expense	(5,075)	868	(4,207)

Income tax expense (benefit) (2)	(1,821)	318	(1,503)

Net income (loss)	$(3,254)	$550	$(2,704)

Earnings (loss) per common share:
Basic	$(1.30)	$0.22	$(1.08)
Diluted	(1.30)	0.22	(1.08)

Dividends declared per common share:	$0.13	$—	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31, 2006	Adjustments	Three Months Ended December 31, 2006

	(As Reported)		(As Restated)
Cash flows from operating activities:
Net income (loss) (3)	$(3,254)	$550	$(2,704)
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	88	—	88
Depreciation, amortization and accretion, net	552	—	552
Provision for loan losses (4)	5,465	(690)	4,775
Stock compensation	51	—	51
Net change in loans held for sale	(553)	—	(553)
(Gain) on sales of real estate owned and repossessed assets, net	(2)	—	(2)
(Gain) on sales of loans, net	(3)	—	(3)
Net change in accrued interest receivable	146	—	146
Net change in other assets	(1,533)	—	(1,533)
Net change in accrued interest payable	262	—	262
Net change in accrued expenses and other liabilities (2)	(960)	318	(642)
Net cash provided by operating activities	259	178	437

Cash flow from investing activities:
Purchase of securities available for sale	—	—	—
Net change in federal funds sold	(50,000)	—	(50,000)
Net change in securities purchased under agreement to resell	5,891	—	5,891
Proceeds from maturities and principal repayments of securities available for sale	7,206	—	7,206
Loans purchased	(21,346)	—	(21,346)
Net change in loans receivable	36,450	—	36,450
Proceeds from sales of foreclosed real estate	15	—	15
Net change in FHLB / FRB stock	(751)	—	(751)
Purchase of premises and equipment	(734)	—	(734)
Net cash (used in) investing activities	(23,269)	—	(23,269)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits (1)	32,828	(178)	32,650
Net change in time deposits	1,116	—	1,116
Repayments of advances from Federal Home Loan Bank	(13,865)	—	(13,865)
Net change in securities sold under agreements to repurchase	(4,773)	—	(4,773)
Cash dividends paid	(333)	—	(333)
Proceeds from exercise of stock options	14	—	14
Net cash provided by (used in) financing activities	14,987	(178)	14,809

Net change in cash and cash equivalents	(8,023)	—	(8,023)

Cash and cash equivalents at beginning of period	109,353	—	109,353
Cash and cash equivalents at end of period	$101,330	$—	$101,330

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,856	$—	$4,856
Income taxes	570	—	570

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$—	$—

See Notes to Condensed Consolidated Financial Statements.

(1)  Impact of recognition of maintenance fees on prepaid gift cards.  Balance sheet impact is cumulative for all periods impacted.

(2)  Impact on current income tax expense at the statutory tax rate.

(3)  Impact on net income (loss).  Balance sheet impact is cumulative for all periods impacted.

(4)  Additional loan loss provision originally recorded in the first quarter of Fiscal 2007 that should have been recorded in the fourth quarter of Fiscal 2006.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2006, compared to September 30, 2006, as expected to be restated upon the issuance of September 30, 2007 financial statements and the consolidated results of operations for the three-month periods ended December 31, 2006 and 2005. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2006.

CORPORATE DEVELOPMENTS AND OVERVIEW

The Company continues to emphasize expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Company focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developments in these communities.  In March 2007, the Company also plans to open an administrative support office in Omaha, Nebraska, which may eventually lead to commercial lending production in that area.  On January 31, 2007, the Company announced a plan to divest four of its branches in rural Northwest Iowa.  See “Subsequent Event” below.

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

For the three months ended December 31, 2006, the Company announced an impairment on a commercial lending relationship, which reduced pre-tax earnings by $4.95 million.  Further detail on these loans is included in “Financial Condition” and “Results of Operations” below.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

On November 13, 2007 the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the first three quarters of Fiscal Year 2007.  The restatements, which produced an earnings increase for each of the three quarters, relates to fee income which was not properly recognized on a portfolio of prepaid gift cards.  In addition, on November 16, 2007 the Company reported that an additional $690,000 loan loss provision recorded in the quarter ending December 31, 2006 should be recorded in the previous quarter ending September 30, 2006.  In total, Fiscal Year 2007 year-to-date net income through December 31, 2006 increased by $550,000, or $0.22 per diluted share, from a loss of $3.25 million, or $1.30 per diluted share, to a loss of $2.70 million, or $1.08 per diluted share.

As disclosed in the Company’s release dated November 13, 2007, during the first three quarters of the fiscal year ending September 30, 2007, maintenance fees were charged to and collected from holders of prepaid gift cards, which were issued through the Company’s network of agent financial institutions.  Due to human error, these fees were not recognized as income in the appropriate periods.  The error was discovered and corrected in September 2007.  Furthermore, procedures have been implemented to prevent such error from reoccurring.

In addition, during the quarter ended December 31, 2006, the Company determined that a material impairment of its assets related to a certain loan had occurred and recorded an additional provision for loan losses.  This action was reflected in a Form 8-K that the Company filed on December 6, 2006.  After further review of the matter by the Company’s independent accountants and such independent accountants’ consultation with their regulatory authorities with respect to the nature of the subsequent event that served as the basis for the filing of the aforementioned Form 8-K, the Company was informed on November 14, 2007 by its independent accountants that the additional provision should have been taken  in the quarter ended September 30, 2006 instead of the quarter ended December 31, 2006, and that therefore the previously reported first quarter of Fiscal 2007 ended December 31, 2006 should no longer be relied upon.

The Audit Committee approved the issuance of restated financial statements for the periods in question.  The restatements are reflected in this amended quarterly report on Form 10-Q.  The Audit Committee also concluded that there was no material impact on the Company’s previous financial statements.

The following tables summarize the impact of the restatements on the Company’s consolidated statement of financial condition, consolidated statement of operations and consolidated statement of cash flows as of, and for the three months ended, December 31, 2006.  These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share Date)

	December 31, 2006	Adjustments	December 31, 2006
	(As Reported)		(As Restated)
ASSETS
Cash and due from banks	$1,519	$—	$1,519
Interest-bearing deposits in other financial institutions	99,811	—	99,811
Total cash and cash equivalents	101,330	—	101,330
Federal funds sold	50,000	—	50,000
Securities purchased under agreements to resell	—	—	—
Other investment securities available for sale	27,420	—	27,420
Mortgage-backed securities available for sale	153,486	—	153,486
Loans held for sale	1,058	—	1,058
Loans receivable - net of allowance for loan losses	369,277	—	369,277
Federal Home Loan and Federal Reserve Bank stock, at cost	5,017	—	5,017
Accrued interest receivable	4,233	—	4,233
Premises and equipment, net	18,006	—	18,006
Bank owned life insurance	13,028	—	13,028
Goodwill	3,403	—	3,403
Other assets	8,253	—	8,253

Total assets	$754,511	$—	$754,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking (1)	$262,898	$(500)	$262,398
Interest-bearing checking	28,942	—	28,942
Savings deposits	24,866	—	24,866
Money market deposits	65,616	—	65,616
Time certificates of deposit	217,333	—	217,333
Total deposits	599,655	(500)	599,155
Advances from Federal Home Loan Bank	85,700	—	85,700
Securities sold under agreements to repurchase	10,406	—	10,406
Subordinated debentures	10,310	—	10,310
Accrued interest payable	1,234	—	1,234
Accrued expenses and other liabilities (2)	3,582	183	3,765
Total liabilities	710,887	(317)	710,570

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,539,326 and 2,534,367 shares outstanding at December 31, 2006 and September 30, 2006, respectively	30	—	30
Additional paid-in capital	20,973	—	20,973
Retained earnings - substantially restricted (3)	33,599	317	33,916
Accumulated other comprehensive (loss)	(2,842)	—	(2,842)
Unearned Employee Stock Ownership Plan shares	(444)	—	(444)
Treasury stock, 418,673 and 423,632 common shares, at cost, at December 31, 2006 and September 30, 2006, respectively	(7,692)	—	(7,692)
Total shareholders’ equity	43,624	317	43,941

Total liabilities and shareholders’ equity	$754,511	$—	$754,511

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31, 2006	Adjustments	Three Months Ended December 31, 2006
	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,876	$—	$6,876
Mortgage backed securities	1,606	—	1,606
Other investments and interest-earning deposits	1,895	—	1,895
	10,377	—	10,377
Interest expense:
Deposits	3,503	—	3,503
FHLB advances and other borrowings	1,615	—	1,615
	5,118	—	5,118

Net interest income	5,259	—	5,259

Provision for loan losses (4)	5,465	(690)	4,775

Net interest income after provision for loan losses	(206)	690	484

Non-interest income:
Card fees (1)	3,408	178	3,586
Deposit Fees	236	—	236
Bank owned life insurance income	75	—	75
Loan Fees	59	—	59
Other income	183	—	183
Total non-interest income	3,961	178	4,139

Non-interest expense:
Compensation and benefits	4,034	—	4,034
Card processing expense	1,653	—	1,653
Occupancy and equipment expense	967	—	967
Legal and consulting expense	736	—	736
Marketing	243	—	243
Data processing expense	177	—	177
Other expense	1,020	—	1,020
Total non-interest expense	8,830	—	8,830

Net income (loss) before income tax expense	(5,075)	868	(4,207)

Income tax expense (benefit) (2)	(1,821)	318	(1,503)

Net income (loss)	$(3,254)	$550	$(2,704)

Earnings (loss) per common share:
Basic	$(1.30)	$0.22	$(1.08)
Diluted	(1.30)	0.22	(1.08)

Dividends declared per common share:	$0.13	$—	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31, 2006	Adjustments	Three Months Ended December 31, 2006
	(As Reported)		(As Restated)
Cash flows from operating activities:
Net income (loss) (3)	$(3,254)	$550	$(2,704)
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	88	—	88
Depreciation, amortization and accretion, net	552	—	552
Provision for loan losses (4)	5,465	(690)	4,775
Stock compensation	51	—	51
Net change in loans held for sale	(553)	—	(553)
(Gain) on sales of real estate owned and repossessed assets, net	(2)	—	(2)
(Gain) on sales of loans, net	(3)	—	(3)
Net change in accrued interest receivable	146	—	146
Net change in other assets	(1,533)	—	(1,533)
Net change in accrued interest payable	262	—	262
Net change in accrued expenses and other liabilities (2)	(960)	318	(642)
Net cash provided by operating activities	259	178	437

Cash flow from investing activities:
Purchase of securities available for sale	—	—	—
Net change in federal funds sold	(50,000)	—	(50,000)
Net change in securities purchased under agreement to resell	5,891	—	5,891
Proceeds from maturities and principal repayments of securities available for sale	7,206	—	7,206
Loans purchased	(21,346)	—	(21,346)
Net change in loans receivable	36,450	—	36,450
Proceeds from sales of foreclosed real estate	15	—	15
Net change in FHLB / FRB stock	(751)	—	(751)
Purchase of premises and equipment	(734)	—	(734)
Net cash (used in) investing activities	(23,269)	—	(23,269)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits (1)	32,828	(178)	32,650
Net change in time deposits	1,116	—	1,116
Repayments of advances from Federal Home Loan Bank	(13,865)	—	(13,865)
Net change in securities sold under agreements to repurchase	(4,773)	—	(4,773)
Cash dividends paid	(333)	—	(333)
Proceeds from exercise of stock options	14	—	14
Net cash provided by (used in) financing activities	14,987	(178)	14,809

Net change in cash and cash equivalents	(8,023)	—	(8,023)

Cash and cash equivalents at beginning of period	109,353	—	109,353
Cash and cash equivalents at end of period	$101,330	$—	$101,330

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,856	$—	$4,856
Income taxes	570	—	570

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$—	$—

See Notes to Condensed Consolidated Financial Statements.

(1)  Impact of recognition of maintenance fees on prepaid gift cards.  Balance sheet impact is cumulative for all periods impacted.

(2)  Impact on current income tax expense at the statutory tax rate.

(3)  Impact on net income (loss).  Balance sheet impact is cumulative for all periods impacted.

(4)  Additional loan loss provision originally recorded in the first quarter of Fiscal 2007 that should have been recorded in the fourth quarter of Fiscal 2006.

SUBSEQUENT EVENT

Sale of Branches.  On January 31, 2007, MetaBank announced that it had entered into agreements to sell four of its Northwest Iowa branches.  Iowa State Bank in Sac City, Iowa, will purchase the MetaBank offices in Sac City, Lake View, and Odebolt, Iowa.  This transaction is anticipated to close on March 31, 2007.  Additionally, Iowa Trust & Savings Bank in Emmetsburg, Iowa will purchase the MetaBank office in Laurens, Iowa.  This transaction is anticipated to close on April 13, 2007.  Both of the transactions are subject to regulatory approval.

Together, the transactions will involve the assumption by the acquiring banks of approximately $40.4 million in deposits and the purchase of $1.2 million in loans.  Meta Financial Group expects the transaction will generate a pre-tax gain on sale of approximately $3.4 million.

FINANCIAL CONDITION

As of December 31, 2006, the Company had assets totaling $754.5 million, compared to $740.9 million at September 30, 2006.  The increase in assets of $13.6 million resulted primarily from an increase in cash and cash equivalents of $41.9 million.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks.  Federal funds sold deposits are maintained at various large commercial banks.

Offsetting the growth in cash were decreases in the Company’s investment securities and loan portfolios.  Investment securities, including mortgage-backed securities, declined $11.2 million from $192.1 million at September 30, 2006 to $180.9 million at December 31, 2006.  The Company did not purchase any securities during the three months ended December 31, 2006.  The Company’s loan portfolio, net of allowance for loan losses, also decreased $18.8 million from $388.1 million at September 30, 2006 to $369.3 million at December 31, 2006.  The Company continues to experience runoff in its commercial loan participation and commercial real estate portfolios.  Management attributes this shrinkage to an overall decrease in the demand for credit and increased competition from the secondary market.

Total deposits rose $33.8 million from $565.4 million at September 30, 2006 to $599.2 million at December 31, 2006.  Most of this increase was the result of an increase in non-interest-bearing checking deposits of $73.2 million arising from a seasonal spike in deposits associated with holiday gift card sales.  Offsetting this growth was a decrease in higher costing money market, savings, and public funds deposits of $42.7 million.  Other deposit portfolios exhibited moderate growth during this time period.

Total wholesale borrowings also declined $18.6 million from $125.0 million at September 30, 2006 to $106.4 million at December 31, 2006.  The Company continues to de-emphasize these high cost funding sources in an effort to decrease overall liability costs and to de-lever the Company’s balance sheet.

At December 31, 2006, the Company’s shareholders’ equity totaled $43.9 million, down $1.2 million from $45.1 million at September 30, 2006.  The decrease was primarily the result of the reported loss for the quarter (see “Results of Operations” below) and the payment of dividends on common stock, offset by a favorable change in the accumulated other comprehensive loss on the Company’s available for sale securities portfolio.  At December 31, 2006, the Company and both of its banking subsidiaries, MetaBank and MetaBank West Central, continue to meet regulatory requirements for classification as well-capitalized institutions.

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

The table below sets forth the amounts and categories of the Company’s non-performing assets.  Foreclosed assets include assets acquired in settlement of loans.

(Dollars in thousands)	December 31, 2006	September 30, 2006
Non-accruing loans:
One- to four-family	$—	$31
Commercial and multi-family	3,206	—
Agricultural real estate	—	—
Consumer	19	—
Agricultural operating	180	182
Commercial business	5,593	3,887
Total non-accruing loans	8,998	4,100
Accruing loans delinquent 90 days or more	—	—
Total non-performing loans	8,998	4,100

Foreclosed assets:
One-to four family	—	15
Commercial and multi-family	35	35
Consumer	—	—
Agricultural operating	—	—
Commercial business	—	—
Total foreclosed assets	35	50

Total non-performing assets	$9,033	$4,150
Total as a percentage of total assets	1.20%	0.55%

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

On the basis of management’s review of its loans and other assets, at December 31, 2006, the Company had classified a total of $4.3 million of its assets as substandard, $5.3 million as doubtful and none as loss.  This compares to classifications at September 30, 2006 of $5.0 million substandard, $447,000 doubtful and none as loss.

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

At December 31, 2006, the Company has established an allowance for loan losses totaling $10.3 million, or 115% of non-performing loans, compared to $6.7 million, or 162% of non-performing loans at September 30, 2006.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three month periods ended December 31, 2006 and 2005.

	Three Months Ended
	December 30,
(Dollars in Thousands)	2006	2005
	(As Restated)

Beginning balance	$6,658	$7,222
Provision charged to operations	4,775	41
Charge-offs	(1,093)	(8)
Recoveries	9	2
Ending balance	$10,349	$7,257

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the level of the allowance as of December 31, 2006 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General.  For the three months ended December 31, 2006, the Company recorded a net loss of $2.70 million, or $1.08 per diluted share, compared to net income of $515,000, or $0.21 per diluted share, for the same period in 2006.  Earnings in the current period were impacted by the recognition of an impairment on a commercial loan relationship which reduced pre-tax earnings by $4.95 million.  Additionally, the Company incurred higher operating expenses.  Offsetting these factors, in part, were increased income from card fees and higher net interest income.

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

The following table presents the Company’s average interest earning assets, interest bearing liabilities, net interest spread, and net interest margin for the three-month periods ended December 31, 2006 and 2005.

Three Months Ended December 31,	2006			2005
	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$381,174	$6,876	7.19%	$432,129	$7,586	7.00%
Mortgage-backed securities	155,148	1,606	4.14%	201,484	1,833	3.64%
Other investments and fed funds sold	152,812	1,895	4.93%	80,449	757	3.74%
Total interest-earning assets	689,134	$10,377	6.00%	714,062	$10,176	5.68%
Non-interest-earning assets	47,509			43,920
Total assets	$736,644			$757,982

Non-interest bearing deposits	$206,251	$—	0.00%	$108,839	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	27,619	247	3.55%	26,430	203	3.04%
Savings	26,699	189	2.80%	59,888	424	2.81%
Money markets	87,448	703	3.19%	84,975	472	2.21%
Time deposits	216,647	2,364	4.33%	254,262	2,248	3.51%
FHLB advances	95,915	1,238	5.05%	152,884	1,792	4.59%
Other borrowings	24,937	377	6.00%	24,983	317	5.04%
Total interest-bearing liabilities	479,264	5,118	4.22%	603,422	5,456	3.58%
Total deposits and interest-bearing liabilities	685,516	$5,118	2.95%	712,261	$5,456	3.03%
Other non-interest bearing liabilities	5,445			2,658
Total liabilities	690,960			714,919
Shareholders’ equity	45,684			43,063
Total liabilities and shareholders’ equity	$736,644			$757,982
Net interest income and net interest rate spread including non-interest bearing deposits		$5,259	3.05%		$4,720	2.65%

Net interest margin			3.07%			2.66%

Provision for loan loss.  The Company recorded a provision for loan losses in the first quarter of fiscal year 2007 of $4.78 million.  This provision is directly related to a $4.95 million provision on a purchased participation loan relationship.  See “Non-Performing Assets and Allowance for Loan Losses” herein.  Offsetting this specific provision, the Company also recorded a $180,000 negative provision during the quarter as a result of shrinkage in the loan portfolio.

Non-interest income.  Non interest income for the first quarter was $4.14 million, more than double the level from the same quarter a year ago.  The increase is the result of higher fee income generated by the Meta Payment Systems® division.  Fees earned on prepaid debit cards and other payment systems products and services were $3.59 million for the first quarter of fiscal year 2007, compared to $1.22 million for the same quarter in fiscal year 2006.

Non-interest expense.  The Company’s non interest expense was $8.83 million for the first quarter of fiscal year 2007, reflecting a $3.04 million increase from $5.79 million in the same quarter in fiscal year 2006.  The increase is broad based and is generally the result of the Company’s investment in the Meta Payment Systems® division.

Card processing expenses rose $1.32 million from $333,000 in the first quarter of fiscal year 2006 to $1.65 million in the current quarter.  These expenses reflect costs associated with processing and delivering debit card related products and services.  Compensation expense rose just under $1 million on a quarter over quarter basis to $4.03 million.  This increase reflects the staffing of two new full service branches, one each in Sioux Falls, SD and West Des Moines, IA, an increase in the sales force and operations support staff at Meta Payment Systems®, and the addition of IT staff and other administrative support within the Company.  Many of the new employees at MPS and in IT will be focused on developing new product lines and increasing market penetration of our payments systems products and services.  Other expenses at the Company have also exhibited growth as business volumes have increased.  Increases in occupancy and equipment expense reflect the aforementioned new branches and the addition of administrative office space in Sioux Falls.  Similarly, increases in marketing, legal and consulting, and other expenses reflect the Company’s continuing efforts to support growth of business opportunities that management believes will be profitable over time.

Income tax expense.  For the first quarter of fiscal year 2007, the Company recorded an income tax benefit of $1.50 million.  The benefit compares to a $219,000 income tax expense for the first quarter of fiscal year 2006.  The change is due primarily to the change in net income (loss) before income tax expense (benefit).

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

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth MetaBank’s and MetaBank WC’s actual capital and required capital amounts and ratios at December 31, 2006 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Active Provisions
At December 31, 2006 (As Restated)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands )

MetaBank
Tangible capital (to tangible assets)	$45,294	6.40%	$10,610	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	45,294	6.40	28,292	4.00	$35,366	5.00%
Tier 1 (core) capital (to risk-weighted assets)	45,294	10.07	17,984	4.00	26,976	6.00
Total risk-based capital (to risk-weighted assets)	51,074	11.36	35,968	8.00	44,960	10.00
MetaBank West Central
Tier 1 capital (to average assets)	3,662	8.74	1,676	4.00	2,095	5.00
Tier 1 risk-based capital (to risk-weighted assets)	3,662	14.88	984	4.00	1,476	6.00
Total risk-based capital (to risk-weighted assets)	3,975	16.16	1,968	8.00	2,460	10.00

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

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and reflect the Company’s judgment as of the date of this release.  These statements include those related to the restatement described above.  Actual events or results may differ materially from the company’s expectations.  Our financial results and the trading price of our securities may be affected as a result of the restatement and any subsequent determinations by governmental or other regulatory bodies as a result of this process.

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements may address:  future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services, such as those offered by the Meta Payment Systems® division; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services’ laws and regulations; technological changes; acquisitions; litigation; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default and managing the risks involved in the foregoing.

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

The Company offers a full range of deposit products which are generally short term in nature.  Interest-bearing checking, savings, and money market accounts generally provide a stable source of funds for the bank and also respond relatively quickly to changes in short term interest rates.  The Company offers certificates of deposit with maturities of three months through five years, which serve to extend the duration of the overall deposit portfolio.  A significant portion of the Company’s deposit portfolio is concentrated in non-interest-bearing checking accounts.  These accounts serve to decrease the Company’s overall cost of funds and reduce its sensitivity to changes in short term interest rates.

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

Presented below, as of December 31, 2006 and September 30, 2006, is an analysis of the Company’s interest rate risk profile as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Growth in the Company’s non-interest bearing checking portfolio has contributed to a shift in the Company’s interest rate risk profile.  At December 31, 2006, the Company was more exposed to a decline in market value from a falling interest rate environment than it was at September 30, 2006.  Similarly, at December 31, 2006, the Company was more exposed to an increase in market value from a rising interest rate environment than it was at September 30, 2006.  At both December 31, 2006 and September 30, 2006, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  Additionally, MetaBank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rates	Board Limit	At December 31, 2006		At September 30, 2006
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
+200 bp	(40)%	$2,648	4%	$548	1%
+100 bp	(25)	1,510	2	562	1
0 bp (Base Case)	—	—	—	—	—
-100 bp	(25)	(2,587)	(3)	(907)	(1)
-200 bp	(40)	(7,642)	(10)	(4,139)	(6)

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine wither any changes occurred during the Company’s fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q/A

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

On or about March 10, 2006, plaintiffs filed five class-action suits on behalf of themselves and all other purchasers of vehicles from Prairie Auto Group, Inc., Dan Nelson Automotive Group, Inc.’s Rapid City, South Dakota location, and other not-yet-identified auto sales entities owned or operated by defendants. The complaints are styled as follows: Ronald Archulleta, et al. v. Prairie Auto Group, Inc., et al. – In the Tribal Court for the Oglala Sioux Tribe, Pine Ridge Indian Reservation; Cedar Around Him, et al. v. Prairie Auto Group, Inc., et al. – In the Tribal Court for the Rosebud Sioux Tribe, Rosebud Indian Reservation; Chris Dengler, et al. v. Prairie Auto Group, Inc. – Circuit Court of the Second Judicial Circuit, Minnehaha County, South Dakota; Lucinda Janis, et al. v. Prairie Auto Group, Inc., et al. – File No. C-157-04; In the Tribal Court for the Cheyenne River Sioux Indian Reservation, Eagle Butte, South Dakota; and Kali Treetop, et al. v. Prairie Auto Group, Inc., et al. – File No. 01-970; Circuit Court for the Seventh Judicial Circuit, Pennington County, South Dakota.  Except for the named plaintiffs, each of the complaints is essentially identical to the others. The nature of the allegations are the same, and the same fourteen legal claims are sought to be pled in each.

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

During the three months ended June 30, 2006 or shortly thereafter four lawsuits were filed against the Company’s MetaBank subsidiary.  Three of the complaints are related to the Company’s alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner.  The fourth complaint alleges patent infringement.  All four actions are in their infancy and materiality cannot be determined at this time.  The Company intends, however, to vigorously defend its actions.

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

Subject to a  reservation of rights, the Company’s insurance carrier has agreed to cover the three claims described above.

Meridian Enterprises Corporation v. Bank of America Corporation et al. (Case No. 4:06-cv-01117CDP). On July 21, 2006, Meridian Enterprises Corporation (“Meridian”) filed suit against Meta Financial Group, Inc. (Meta Payment Systems® division) (“Meta”) and other banks and financial institutions in the U.S. District Court for the Eastern District of Missouri in the above-titled action. Meridian is the owner of U.S. Patent No. 5,025,372 (the “ ‘372 Patent”). The complaint alleges that Meta and the co-defendants each sell, administer, process and/or sponsor an incentive program where cards are provided to participants in the incentive program that can be presented to retailers to make a purchase. The complaint further alleges, inter alia, that Meta and the co-defendants each use a computer to determine whether or not a participant’s performance under the incentive program entitles the participant to an award, in which the computer also determines the amount of the award, and the amount of the award is based upon the level of the participant’s performance in the incentive program. Accordingly, the complaint sounds in infringement, inducement of infringement, and contributory infringement of one or more claims of the ‘372 Patent.

There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1.A.                        Risk Factors - Other than the risk factors described below, there have been no material changes from those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended September 30, 2006.

On March 15, 2006, the Federal Housing Finance Board (“Finance Board”), the federal regulator of the 12 Federal Home Loan Banks (“FHLBs”), published for comment a proposal that would (i) establish a minimum retained earnings requirement for each Federal Home Loan Bank, (ii) limit the amount of excess stock that a Bank could have outstanding, and (iii) impose new restrictions on the timing and form of dividend payment.  On December 22, 2006, the Finance Board adopted a final rule prohibiting the FHLBs from issuing new excess stock to members (such as MetaBank and MetaBank West Central) if the amount of member excess stock exceeds one percent of the FHLB’s assets.  The feature of the proposed rule that would have required the FHLBs to establish a retained earnings minimum was not retained.  It is not anticipated that the final regulation will have a material impact on the Company.

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

META FINANCIAL GROUP, INC.

Date:	November 21, 2007	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	November 21, 2007	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President
and Acting Chief Financial Officer