Form 10-Q/A
period 2007-03-31
META FINANCIAL GROUP INC
filed 2007-11-21
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                to

Commission File Number:  0-22140

META FINANCIAL GROUP, INC. ®

(Exact name of registrant as specified in its charter)

Delaware	42–1406262
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

121 East Fifth Street, Storm Lake, Iowa  50588

(Address of principal executive offices)

(712) 732–4117

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

FORM 10–Q/A

i

META FINANCIAL GROUP, INC.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

For the reasons stated by the Registrant in its Form 8-K filed on November 16, 2007 and as amended on November 19, 2007, this Quarterly Report on Form 10-Q/A for the three and six months ended March 31, 2007, includes a restated consolidated statement of financial condition, consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of shareholders’ equity and consolidated statement of cash flows for the three and/or six months ended March 31, 2007 and a restated consolidated statement of financial condition for the fiscal year ended September 30, 2006. Earnings per share, segment, allowance roll forward and capital data have also been restated for all periods presented. Meta Financial Group, Inc. (“Meta Group” or the “Company”) will not file an amended Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. See Item 1, “Financial Statements” in Part I of this Quarterly Report on Form 10-Q/A, including Note 9 of “Notes to Condensed Consolidated Financial Statements,” for more information concerning these restatements. This Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

ii

Part I:  Financial Information

Item 1.  Financial Statements

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share Data)

	March 31, 2007	September 30, 2006
	(As Restated)	(As Restated)
ASSETS
Cash and due from banks	$1,565	$7,405
Interest-bearing deposits in other financial institutions	22,920	101,948
Total cash and cash equivalents	24,485	109,353
Federal funds sold	105,000	—
Securities purchased under agreements to resell	—	5,891
Other investment securities available for sale	27,584	27,474
Mortgage-backed securities available for sale	147,604	158,702
Loans receivable - net of allowance for loan losses of $5,282 at March 31, 2007 and $6,658 at September 30, 2006	374,869	388,580
Federal Home Loan and Federal Reserve Bank stock, at cost	4,999	5,768
Accrued interest receivable	3,769	4,379
Premises and equipment, net	18,492	17,623
Bank owned life insurance	13,158	12,953
Goodwill	3,403	3,403
Other assets	6,063	6,795

Total assets	$729,426	$740,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$249,160	$189,184
Interest-bearing checking	28,178	26,828
Savings deposits	20,196	29,869
Money market deposits	72,118	103,291
Time certificates of deposit	209,218	216,217
Total deposits	578,870	565,389
Advances from Federal Home Loan Bank	85,300	99,565
Securities sold under agreements to repurchase	5,532	15,179
Subordinated debentures	10,310	10,310
Accrued interest payable	1,184	972
Accrued expenses and other liabilities	3,058	4,407
Total liabilities	684,254	695,822

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,559,830 and 2,534,367 shares outstanding at March 31, 2007 and September 30, 2006, respectively	30	30
Additional paid-in capital	20,958	20,969
Retained earnings - substantially restricted	34,321	36,953
Accumulated other comprehensive (loss)	(2,356)	(4,548)
Unearned Employee Stock Ownership Plan shares	(324)	(509)
Treasury stock, 398,169 and 423,632 common shares, at cost, at March 31, 2007 and September 30, 2006, respectively	(7,457)	(7,796)
Total shareholders’ equity	45,172	45,099

Total liabilities and shareholders’ equity	$729,426	$740,921

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(As Restated)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,615	$7,466	$13,491	$15,052
Mortgage backed securities	1,519	1,823	3,125	3,656
Other investments and interest-earning deposits	2,155	906	4,050	1,663
	10,289	10,195	20,666	20,371
Interest expense:
Deposits	3,190	3,336	6,693	6,683
FHLB advances and other borrowings	1,425	1,870	3,040	3,979
	4,615	5,206	9,733	10,662

Net interest income	5,674	4,989	10,933	9,709

Provision for loan losses	(280)	(350)	4,495	(309)

Net interest income after provision for loan losses	5,954	5,339	6,438	10,018

Non-interest income:
Card fees	3,671	1,449	7,257	2,670
Deposit Fees	246	364	482	626
Loan Fees	161	54	220	196
Bank owned life insurance income	131	151	206	297
Other income	232	179	415	254
Total non-interest income	4,441	2,197	8,580	4,043

Non-interest expense:
Compensation and benefits	4,532	3,006	8,566	6,074
Card processing expense	1,589	942	3,242	1,275
Occupancy and equipment expense	1,072	788	2,039	1,552
Legal and consulting expense	784	954	1,520	1,545
Data processing expense	292	297	469	490
Marketing	137	186	380	317
Other expense	786	1,027	1,806	1,737
Total non-interest expense	9,192	7,200	18,022	12,990

Net income (loss) before income tax expense	1,203	336	(3,004)	1,071

Income tax expense (benefit)	468	75	(1,035)	294

Net income (loss)	$735	$261	$(1,969)	$777

Earnings (loss) per common share:
Basic	$0.29	$0.10	$(0.78)	$0.31
Diluted	0.28	0.10	(0.78)	0.31

Dividends declared per common share:	$0.13	$0.13	$0.26	$0.26

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(As Restated)		(As Restated)

Net income (loss)	$735	$261	$(1,969)	$777

Other comprehensive gain (loss):
Net unrealized gains (losses) on securities available for sale	774	(597)	3,495	(2,315)
Tax effect	289	(222)	1,303	(861)

Total other comprehensive income (loss)	485	(375)	2,192	(1,454)

Total comprehensive income (loss)	$1,220	$(114)	$223	$(677)

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended March 31, 2007 (RESTATED) and 2006

(Dollars in Thousands)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2005	$30	$20,646	$34,557	$(3,180)	$(825)	$(8,269)	$42,959

Cash dividends declared on common stock ($.26 per share)	—	—	(652)	—	—	—	(652)

Issuance of 9,000 common shares from treasury stock due to exercise of stock options	—	(63)	—	—	—	203	140

Stock compensation	—	57	—	—	—	—	57

10,200 common shares committed to be released under the ESOP	—	(16)	—	—	228	—	212

Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	(1,454)	—	—	(1,454)

Net income for six months ended March 31, 2006	—	—	777	—	—	—	777

Balance, March 31, 2006	$30	$20,624	$34,682	$(4,634)	$(597)	$(8,066)	$42,039

Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Cash dividends declared on common stock ($.26 per share)	—	—	(663)	—	—	—	(663)

Issuance of 25,463 common shares from treasury stock due to exercise of stock options	—	(227)	—	—	—	339	112

Stock compensation	—	170	—	—	—	—	170

7,998 common shares committed to be released under the ESOP	—	46	—	—	185	—	231

Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	2,192	—	—	2,192

Net (loss) for six months ended March 31, 2007	—	—	(1,969)	—	—	—	(1,969)

Balance, March 31, 2007	$30	$20,958	$34,321	$(2,356)	$(324)	$(7,457)	$45,172

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2007	2006
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(1,969)	$777
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	231	212
Depreciation, amortization and accretion, net	1,274	1,258
Provision for loan losses	4,495	(309)
Stock compensation	170	57
(Gain) loss on sales of real estate owned and repossessed assets, net	3	(4)
(Gain) on sales of loans, net	(17)	(27)
(Gain) on sales of other, net	(36)	—
Net change in accrued interest receivable	610	295
Net change in other assets	(962)	(2,071)
Net change in accrued interest payable	212	(109)
Net change in accrued expenses and other liabilities	(1,349)	4,803
Net cash provided by operating activities	2,662	4,882

Cash flow from investing activities:
Purchase of securities available for sale	—	(109)
Net change in federal funds sold	(105,000)	—
Net change in securities purchased under agreement to resell	5,891	12,352
Proceeds from maturities and principal repayments of
securities available for sale	13,931	21,507
Loans purchased	(54,840)	(26,687)
Net change in loans receivable	64,073	41,531
Proceeds from sales of foreclosed real estate	50	4,676
Net change in FHLB / FRB stock	769	1,309
Purchase of premises and equipment	(1,402)	(1,290)
Net cash provided by (used in) investing activities	(76,528)	53,289

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	20,480	33,769
Net change in time deposits	(6,999)	(34,114)
Repayments of advances from Federal Home Loan Bank	(14,265)	(29,950)
Net change in securities sold under agreements to repurchase	(9,647)	(4,404)
Cash dividends paid	(663)	(652)
Proceeds from exercise of stock options	92	140
Net cash (used in) financing activities	(11,002)	(35,211)

Net change in cash and cash equivalents	(84,868)	22,960

Cash and cash equivalents at beginning of period	109,353	14,370
Cash and cash equivalents at end of period	$24,485	$37,330

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,521	$10,771
Income taxes	582	334

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$27

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

2.                                      ALLOWANCE FOR LOAN LOSSES

At March 31, 2007 the Company’s allowance for loan losses was $5.3 million, a decrease of $1.4 million from $6.7 million at September 30, 2006. During the six months ended March 31, 2007 the Company recorded a provision for loan losses of $4.5 million, which was primarily related to the impairment of a commercial lending relationship. During the three months ended March 31, 2007 the Company recorded a negative provision for loan losses of $280,000. The Company also incurred net loan charge-offs of $5.9 million, of which $4.8 million was incurred in the second fiscal quarter, primarily related to the recognition of loss on the above commercial lending relationship. Further discussion of this change in the allowance is included in “Corporate Developments and Overview” and “Nonperforming Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and six month periods ended March 31, 2007 and 2006.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2007	2006	2007	2006
			(As Restated)

Beginning balance	$10,349	$7,257	$6,658	$7,222
Provision charged to operations	(280)	(350)	4,495	(309)
Charge-offs	(4,831)	(1,108)	(5,924)	(1,116)
Recoveries	44	199	53	201
Ending balance	$5,282	$5,998	$5,282	$5,998

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

Three Months Ended March 31,	2007	2006
(Dollars in Thousands, Except Share and Per Share Data)	(As Restated)

Basic earnings per common share:
Numerator, net income	$735	$261

Denominator, weighted average common shares outstanding	2,549,631	2,510,677
Less weighted average unallocated ESOP and nonvested shares	(25,283)	(29,975)

Weighted average common shares outstanding	2,524,348	2,480,702

Basic earnings per common share	$0.29	$0.10

Diluted earnings per common share:
Numerator, net income	$735	$261

Denominator, weighted average common shares outstanding for basic earnings per share	2,524,348	2,480,702
Add dilutive effect of assumed exercises of stock options, net of tax benefits	96,366	32,225

Weighted average common and dilutive potential common shares outstanding	2,620,714	2,512,927

Diluted earnings per common share	$0.28	$0.10

Six Months Ended March 31,	2007	2006
(Dollars in Thousands, Except Share and Per Share Data)	(As Restated)

Basic earnings (loss) per common share:
Numerator, net income (loss)	$(1,969)	$777

Denominator, weighted average common shares outstanding	2,542,440	2,507,147
Less weighted average unallocated ESOP and nonvested shares	(27,174)	(32,558)

Weighted average common shares outstanding	2,515,266	2,474,589

Basic earnings (loss) per common share	$(0.78)	$0.31

Diluted earnings (loss) per common share:
Numerator, net income (loss)	$(1,969)	$777

Denominator, weighted average common shares outstanding for basic earnings per share	2,515,266	2,474,589
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	30,504

Weighted average common and dilutive potential common shares outstanding	2,515,266	2,505,093

Diluted earnings (loss) per common share	$(0.78)	$0.31

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

On or about April 26, 2007, MetaBank, Meta Financial Group, Inc., Meta Trust Company® and J. Tyler Haahr were named as defendants in Dengler, Flute, et al v. Prairie Auto Group, Inc., a class action lawsuit filed in Circuit Court for the Second Judicial Circuit in Minnehaha County, South Dakota.  This lawsuit appears to be a successor suit to a series of two state and three tribal court lawsuits that were filed in 2006, reported on a previous 10-Q, but apparently subsequently abandoned by the plaintiffs.  In this action, plaintiff class is comprised of individuals who purchased vehicles and/or obtained financing from the J.D. Byrider franchise in Pennington County, which was owned and operated by companies controlled by Dan Nelson.  Plaintiffs allege that the Dan Nelson companies, including the Dan Nelson Auto Group (“DNAG”) and the South Dakota Acceptance Corporation (“SDAC”) and other affiliates, operated under the J.D. Byrider franchise and business model and engaged in abusive sales, lending and consumer practices, The bulk of the complaint addresses the various alleged fraudulent schemes perpetrated by the Nelson companies against their customers, principally the “buy here, pay here” model in which individuals with poor credit histories were allegedly sold poor quality vehicles at high prices with worthless warranties on usurious loan terms.

MetaBank, in conjunction with a roster of participating banks, had provided a series of loans and lines of credit to DNAG and SDAC. Plaintiffs allege that the MetaBank entities “participated in the fraudulent scheme” by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed “special benefits” for providing these loans.  DNAG, SDAC and Nelson have since filed for bankruptcy.  Plaintiffs also allege that MetaBank did not vigorously pursue claims against Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies.  The claims against J. Tyler Haahr personally are not explained, other than that Haahr had a “long-standing personal relationship” that allegedly led to the decision by MetaBank to provide loans and lines of credit to the  various entities owned and controlled by Nelson.  The MetaBank entities have not yet filed an answer to this complaint, and there is no discrete amount of damages claimed against the MetaBank entities, so it would be premature to predict MetaBank’s likelihood of success or amount of exposure in this lawsuit.  MetaBank intends to vigorously contest these claims.  MetaBank’s liability insurer has already agreed to provide coverage to the MetaBank entities and J. Tyler Haahr for this claim, and has retained and is paying for counsel to defend this action.

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

Meridian Enterprises Corporation v. Bank of America Corporation et al. (Case No. 4:06-cv-01117CDP). On July 21, 2006, Meridian Enterprises Corporation (“Meridian”) filed suit against Meta Financial Group, Inc. (Meta Payment Systems® division) (“Meta”) and other banks and financial institutions in the U.S. District Court for the Eastern District of Missouri in the above-titled action. Meridian is the owner of U.S. Patent No. 5,025,372 (the “ ‘372 Patent”). The complaint alleges that Meta and the co-defendants each sell, administer, process and/or sponsor an incentive program where cards are provided to participants in the incentive program that can be presented to retailers to make a purchase. The complaint further alleges, inter alia, that Meta and the co-defendants each use a computer to determine whether or not a participant’s performance under the incentive program entitles the participant to an award, in which the computer also determines the amount of the award, and the amount of the award is based upon the level of the participant’s performance in the incentive program. Accordingly, the complaint sounds in infringement, inducement of infringement, and contributory infringement of one or more claims of the ‘372 Patent. On April 9, 2007, Meridian’s complaint was dismissed without prejudice.

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

A summary of option activity at and for the six months ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	shares	Price	Term (Yrs)	Value
Options outstanding, September 30, 2006	386,425	$19.79	6.65	$1,792,717
Granted	14,000	29.50
Exercised	(52,780)	16.99		667,250
Forfeited or expired	(1,500)	23.81
Options outstanding, March 31, 2007	346,145	$20.60	7.16	$3,568,807

Options exercisable at March 31, 2007	232,395	$19.24	6.46	$2,710,427

A summary of nonvested share activity at and for the six months ended March 31, 2007 is presented below:

Weighted
	Number	Average
	of	Fair Mkt Val
	shares	At Grant
Nonvested shares outstanding, September 30, 2006	8,333	$24.43
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested shares outstanding, March 31, 2007	8,333	$24.43

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

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total
	(Dollars in Thousands)

Three Months Ended March 31, 2007 (As Restated)
Net interest income (expense)	$4,215	$1,697	$(238)	$5,674
Provision for loan losses	(280)	—	—	(280)
Non-interest income	726	3,691	24	4,441
Non-interest expense	4,463	4,370	359	9,192
Net income (loss) before tax	758	1,018	(573)	1,203
Income tax expense (benefit)	281	347	(160)	468
Net income (loss)	$477	$671	$(413)	$735

Inter-segment revenue (expense)	$(1,699)	$1,699	$—	$—
Total assets	501,772	229,466	(1,812)	729,426
Total deposits	355,363	223,507	—	578,870

Three Months Ended March 31, 2006
Net interest income (expense)	$3,915	$1,234	$(160)	$4,989
Provision for loan losses	(350)	—	—	(350)
Non-interest income	668	1,501	28	2,197
Non-interest expense	4,761	2,191	248	7,200
Net income (loss) before tax	172	544	(380)	336
Income tax expense (benefit)	53	188	(166)	75
Net income (loss)	$119	$356	$(214)	$261

Inter-segment revenue (expense)	$(775)	$933	$(158)	$—
Total assets	625,801	117,536	2,103	745,440
Total deposits	422,059	118,366	—	540,425

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total
	(Dollars in Thousands)

Six Months Ended March 31, 2007 (As Restated)
Net interest income (expense)	$8,320	$3,084	$(471)	$10,933
Provision for loan losses	4,495	—	—	4,495
Non-interest income	1,200	7,331	49	8,580
Non-interest expense	8,962	8,321	739	18,022
Net income (loss) before tax	(3,937)	2,094	(1,161)	(3,004)
Income tax expense (benefit)	(1,388)	704	(351)	(1,035)
Net income (loss)	$(2,549)	$1,390	$(810)	$(1,969)

Inter-segment revenue (expense)	$(3,066)	$3,066	$—	$—
Total assets	501,772	229,466	(1,812)	729,426
Total deposits	355,363	223,507	—	578,870

Six Months Ended March 31, 2006
Net interest income (expense)	$8,039	$1,991	$(321)	$9,709
Provision for loan losses	(309)	—	—	(309)
Non-interest income	1,250	2,739	54	4,043
Non-interest expense	9,047	3,432	511	12,990
Net income (loss) before tax	551	1,298	(778)	1,071
Income tax expense (benefit)	185	448	(339)	294
Net income (loss)	$366	$850	$(439)	$777

Inter-segment revenue (expense)	$(1,100)	$1,419	$(319)	$—
Total assets	625,801	117,536	2,103	745,440
Total deposits	422,059	118,366	—	540,425

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

8.                                      NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, (“SFAS No. 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In February 2007, the FASB issued Statement No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

9.                                    RESTATEMENT OF FINANCIAL INFORMATION

On November 13, 2007, the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the first three quarters of Fiscal Year 2007. The restatements, which produced an earnings increase for each of the three quarters, relates to fee income which was not properly recognized on a portfolio of prepaid gift cards. In addition, on November 16, 2007 the Company reported that an additional $690,000 loan loss provision recorded in the quarter ending December 31, 2006 should be recorded in the previous quarter ending September 30, 2006. In total, Fiscal Year 2007 year-to-date net income through March 31, 2007 increased by $682,000, or $0.27 per diluted share, from a loss of $2.7 million, or $1.05 per diluted share, to a loss of $2.0 million, or $0.78 per diluted share.

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

The following tables summarize the impact of the restatements on the Company’s consolidated statement of financial condition, consolidated statement of operations and consolidated statement of cash flows as of, and for the three and six months ended, March 31, 2007. These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share Data)

	March 31, 2007	Adjustments	March 31, 2007
	(As Reported)		(As Restated)

ASSETS
Cash and due from banks	$1,565	$—	$1,565
Interest-bearing deposits in other financial institutions	22,920	—	22,920
Total cash and cash equivalents	24,485	—	24,485
Federal funds sold	105,000	—	105,000
Securities purchased under agreements to resell	—	—	—
Other investment securities available for sale	27,584	—	27,584
Mortgage-backed securities available for sale	147,604	—	147,604
Loans receivable - net of allowance for loan losses	374,869	—	374,869
Federal Home Loan and Federal Reserve Bank stock, at cost	4,999	—	4,999
Accrued interest receivable	3,769	—	3,769
Premises and equipment, net	18,492	—	18,492
Bank owned life insurance	13,158	—	13,158
Goodwill	3,403	—	3,403
Other assets	6,063	—	6,063

Total assets	$729,426	$—	$729,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking (1)	$249,869	$(709)	$249,160
Interest-bearing checking	28,178	—	28,178
Savings deposits	20,196	—	20,196
Money market deposits	72,118	—	72,118
Time certificates of deposit	209,218	—	209,218
Total deposits	579,579	(709)	578,870
Advances from Federal Home Loan Bank	85,300	—	85,300
Securities sold under agreements to repurchase	5,532	—	5,532
Subordinated debentures	10,310	—	10,310
Accrued interest payable	1,184	—	1,184
Accrued expenses and other liabilities (2)	2,798	260	3,058
Total liabilities	684,703	(449)	684,254

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,559,830 and 2,534,367 shares outstanding at March 31, 2007 and September 30, 2006, respectively	30	—	30
Additional paid-in capital	20,958	—	20,958
Retained earnings - substantially restricted (3)	33,872	449	34,321
Accumulated other comprehensive (loss)	(2,356)	—	(2,356)
Unearned Employee Stock Ownership Plan shares	(324)	—	(324)
Treasury stock, 398,169 and 423,632 common shares, at cost, at March 31, 2007 and September 30, 2006, respectively	(7,457)	—	(7,457)
Total shareholders’ equity	44,723	449	45,172

Total liabilities and shareholders’ equity	$729,426	$—	$729,426

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,615	$—	$6,615
Mortgage backed securities	1,519	—	1,519
Other investments and interest-earning deposits	2,155	—	2,155
	10,289	—	10,289
Interest expense:
Deposits	3,190	—	3,190
FHLB advances and other borrowings	1,425	—	1,425
	4,615	—	4,615

Net interest income	5,674	—	5,674

Provision for loan losses	(280)	—	(280)

Net interest income after provision for loan losses	5,954	—	5,954

Non-interest income:
Card fees (1)	3,462	209	3,671
Deposit Fees	246	—	246
Loan Fees	161	—	161
Bank owned life insurance income	131	—	131
Other income	232	—	232
Total non-interest income	4,232	209	4,441

Non-interest expense:
Compensation and benefits	4,532	—	4,532
Card processing expense	1,589	—	1,589
Occupancy and equipment expense	1,072	—	1,072
Legal and consulting expense	784	—	784
Data processing expense	292	—	292
Marketing	137	—	137
Other expense	786	—	786
Total non-interest expense	9,192	—	9,192

Net income before income tax expense	994	209	1,203

Income tax expense (2)	391	77	468

Net income	$603	$132	$735

Earnings per common share:
Basic	$0.24	$0.05	$0.29
Diluted	0.23	0.05	0.28

Dividends declared per common share:	$0.13	$—	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$13,491	$—	$13,491
Mortgage backed securities	3,125	—	3,125
Other investments and interest-earning deposits	4,050	—	4,050
	20,666	—	20,666
Interest expense:
Deposits	6,693	—	6,693
FHLB advances and other borrowings	3,040	—	3,040
	9,733	—	9,733

Net interest income	10,933	—	10,933

Provision for loan losses (4)	5,185	(690)	4,495

Net interest income after provision for loan losses	5,748	690	6,438

Non-interest income:
Card fees (1)	6,870	387	7,257
Deposit Fees	482	—	482
Loan Fees	220	—	220
Bank owned life insurance income	206	—	206
Other income	415	—	415
Total non-interest income	8,193	387	8,580

Non-interest expense:
Compensation and benefits	8,566	—	8,566
Card processing expense	3,242	—	3,242
Occupancy and equipment expense	2,039	—	2,039
Legal and consulting expense	1,520	—	1,520
Data processing expense	469	—	469
Marketing	380	—	380
Other expense	1,806	—	1,806
Total non-interest expense	18,022	—	18,022

Net income (loss) before income tax expense	(4,081)	1,077	(3,004)

Income tax expense (benefit) (2)	(1,430)	395	(1,035)

Net income (loss)	$(2,651)	$682	$(1,969)

Earnings (loss) per common share:
Basic	$(1.05)	$0.27	$(0.78)
Diluted	(1.05)	0.27	(0.78)

Dividends declared per common share:	$0.26	$—	$0.26

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Cash flows from operating activities:
Net income (loss) (3)	$(2,651)	$682	$(1,969)
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	231	—	231
Depreciation, amortization and accretion, net	1,274	—	1,274
Provision for loan losses (4)	5,185	(690)	4,495
Stock compensation	170	—	170
Loss on sales of real estate owned and repossessed assets, net	3	—	3
(Gain) on sales of loans, net	(17)	—	(17)
(Gain) on sales of other, net	(36)	—	(36)
Net change in accrued interest receivable	610	—	610
Net change in other assets	(962)	—	(962)
Net change in accrued interest payable	212	—	212
Net change in accrued expenses and other liabilities (2)	(1,744)	395	(1,349)
Net cash provided by operating activities	2,275	387	2,662

Cash flow from investing activities:
Purchase of securities available for sale	—	—	—
Net change in federal funds sold	(105,000)	—	(105,000)
Net change in securities purchased under agreement to resell	5,891	—	5,891
Proceeds from maturities and principal repayments of		—
securities available for sale	13,931	—	13,931
Loans purchased	(54,840)	—	(54,840)
Net change in loans receivable	64,073	—	64,073
Proceeds from sales of foreclosed real estate	50	—	50
Net change in FHLB / FRB stock	769	—	769
Purchase of premises and equipment	(1,402)	—	(1,402)
Net cash (used in) investing activities	(76,528)	—	(76,528)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits (1)	20,867	(387)	20,480
Net change in time deposits	(6,999)	—	(6,999)
Repayments of advances from Federal Home Loan Bank	(14,265)	—	(14,265)
Net change in securities sold under agreements to repurchase	(9,647)	—	(9,647)
Cash dividends paid	(663)	—	(663)
Proceeds from exercise of stock options	92	—	92
Net cash (used in) financing activities	(10,615)	(387)	(11,002)

Net change in cash and cash equivalents	(84,868)	—	(84,868)

Cash and cash equivalents at beginning of period	109,353	—	109,353
Cash and cash equivalents at end of period	$24,485	$—	$24,485

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,521	$—	$9,521
Income taxes	582	—	582

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$—	$—

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2007, compared to September 30, 2006, as expected to be restated upon the issuance of September 30, 2007 financial statements, and the consolidated results of operations for the three and six month periods ended March 31, 2007 and 2006. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2006.

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

The Company also continues to experience significant growth in its Meta Payments Systems® (MPS) division and is investing for further growth in this business unit. MPS offers prepaid debit cards and other payment systems products and services through a global distribution network. As a part of its normal course of business, the division also attracts significant balances on low- and no-cost demand deposits. Further discussion of the financial results of MPS is included below.

For the three months ended December 31, 2006, the Company announced an impairment on a commercial lending relationship which reduced pre-tax earnings by $5.0 million. Further detail on these loans is included in “Financial Condition” and “Results of Operations” below.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

On November 13, 2007, the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the first three quarters of Fiscal Year 2007. The restatements, which produced an earnings increase for each of the three quarters, relates to fee income which was not properly recognized on a portfolio of prepaid gift cards. In addition, on November 16, 2007 the Company reported that an additional $690,000 loan loss provision recorded in the quarter ending December 31, 2006 should be recorded in the previous quarter ending September 30, 2006. In total, Fiscal Year 2007 year-to-date net income through March 31, 2007 increased by $682,000, or $0.27 per diluted share, from a loss of $2.7 million, or $1.05 per diluted share, to a loss of $2.0 million, or $0.78 per diluted share.

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

The following tables summarize the impact of the restatements on the Company’s consolidated statement of financial condition, consolidated statement of operations and consolidated statement of cash flows as of, and for the three and six months ended, March 31, 2007. These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share Data)

	March 31, 2007	Adjustments	March 31, 2007
	(As Reported)		(As Restated)

ASSETS
Cash and due from banks	$1,565	$—	$1,565
Interest-bearing deposits in other financial institutions	22,920	—	22,920
Total cash and cash equivalents	24,485	—	24,485
Federal funds sold	105,000	—	105,000
Securities purchased under agreements to resell	—	—	—
Other investment securities available for sale	27,584	—	27,584
Mortgage-backed securities available for sale	147,604	—	147,604
Loans receivable - net of allowance for loan losses	374,869	—	374,869
Federal Home Loan and Federal Reserve Bank stock, at cost	4,999	—	4,999
Accrued interest receivable	3,769	—	3,769
Premises and equipment, net	18,492	—	18,492
Bank owned life insurance	13,158	—	13,158
Goodwill	3,403	—	3,403
Other assets	6,063	—	6,063

Total assets	$729,426	$—	$729,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking (1)	$249,869	$(709)	$249,160
Interest-bearing checking	28,178	—	28,178
Savings deposits	20,196	—	20,196
Money market deposits	72,118	—	72,118
Time certificates of deposit	209,218	—	209,218
Total deposits	579,579	(709)	578,870
Advances from Federal Home Loan Bank	85,300	—	85,300
Securities sold under agreements to repurchase	5,532	—	5,532
Subordinated debentures	10,310	—	10,310
Accrued interest payable	1,184	—	1,184
Accrued expenses and other liabilities (2)	2,798	260	3,058
Total liabilities	684,703	(449)	684,254

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,559,830 and 2,534,367 shares outstanding at March 31, 2007 and September 30, 2006, respectively	30	—	30
Additional paid-in capital	20,958	—	20,958
Retained earnings - substantially restricted (3)	33,872	449	34,321
Accumulated other comprehensive (loss)	(2,356)	—	(2,356)
Unearned Employee Stock Ownership Plan shares	(324)	—	(324)
Treasury stock, 398,169 and 423,632 common shares, at cost, at March 31, 2007 and September 30, 2006, respectively	(7,457)	—	(7,457)
Total shareholders’ equity	44,723	449	45,172

Total liabilities and shareholders’ equity	$729,426	$—	$729,426

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,615	$—	$6,615
Mortgage backed securities	1,519	—	1,519
Other investments and interest-earning deposits	2,155	—	2,155
	10,289	—	10,289
Interest expense:
Deposits	3,190	—	3,190
FHLB advances and other borrowings	1,425	—	1,425
	4,615	—	4,615

Net interest income	5,674	—	5,674

Provision for loan losses	(280)	—	(280)

Net interest income after provision for loan losses	5,954	—	5,954

Non-interest income:
Card fees (1)	3,462	209	3,671
Deposit Fees	246	—	246
Loan Fees	161	—	161
Bank owned life insurance income	131	—	131
Other income	232	—	232
Total non-interest income	4,232	209	4,441

Non-interest expense:
Compensation and benefits	4,532	—	4,532
Card processing expense	1,589	—	1,589
Occupancy and equipment expense	1,072	—	1,072
Legal and consulting expense	784	—	784
Data processing expense	292	—	292
Marketing	137	—	137
Other expense	786	—	786
Total non-interest expense	9,192	—	9,192

Net income before income tax expense	994	209	1,203

Income tax expense (2)	391	77	468

Net income	$603	$132	$735

Earnings per common share:
Basic	$0.24	$0.05	$0.29
Diluted	0.23	0.05	0.28

Dividends declared per common share:	$0.13	$—	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$13,491	$—	$13,491
Mortgage backed securities	3,125	—	3,125
Other investments and interest-earning deposits	4,050	—	4,050
	20,666	—	20,666
Interest expense:
Deposits	6,693	—	6,693
FHLB advances and other borrowings	3,040	—	3,040
	9,733	—	9,733

Net interest income	10,933	—	10,933

Provision for loan losses (4)	5,185	(690)	4,495

Net interest income after provision for loan losses	5,748	690	6,438

Non-interest income:
Card fees (1)	6,870	387	7,257
Deposit Fees	482	—	482
Loan Fees	220	—	220
Bank owned life insurance income	206	—	206
Other income	415	—	415
Total non-interest income	8,193	387	8,580

Non-interest expense:
Compensation and benefits	8,566	—	8,566
Card processing expense	3,242	—	3,242
Occupancy and equipment expense	2,039	—	2,039
Legal and consulting expense	1,520	—	1,520
Data processing expense	469	—	469
Marketing	380	—	380
Other expense	1,806	—	1,806
Total non-interest expense	18,022	—	18,022

Net income (loss) before income tax expense	(4,081)	1,077	(3,004)

Income tax expense (benefit) (2)	(1,430)	395	(1,035)

Net income (loss)	$(2,651)	$682	$(1,969)

Earnings (loss) per common share:
Basic	$(1.05)	$0.27	$(0.78)
Diluted	(1.05)	0.27	(0.78)

Dividends declared per common share:	$0.26	$—	$0.26

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Cash flows from operating activities:
Net income (loss) (3)	$(2,651)	$682	$(1,969)
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	231	—	231
Depreciation, amortization and accretion, net	1,274	—	1,274
Provision for loan losses (4)	5,185	(690)	4,495
Stock compensation	170	—	170
Loss on sales of real estate owned and repossessed assets, net	3	—	3
(Gain) on sales of loans, net	(17)	—	(17)
(Gain) on sales of other, net	(36)	—	(36)
Net change in accrued interest receivable	610	—	610
Net change in other assets	(962)	—	(962)
Net change in accrued interest payable	212	—	212
Net change in accrued expenses and other liabilities (2)	(1,744)	395	(1,349)
Net cash provided by operating activities	2,275	387	2,662

Cash flow from investing activities:
Purchase of securities available for sale	—	—	—
Net change in federal funds sold	(105,000)	—	(105,000)
Net change in securities purchased under agreement to resell	5,891	—	5,891
Proceeds from maturities and principal repayments of securities available for sale	13,931	—	13,931
Loans purchased	(54,840)	—	(54,840)
Net change in loans receivable	64,073	—	64,073
Proceeds from sales of foreclosed real estate	50	—	50
Net change in FHLB / FRB stock	769	—	769
Purchase of premises and equipment	(1,402)	—	(1,402)
Net cash (used in) investing activities	(76,528)	—	(76,528)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits (1)	20,867	(387)	20,480
Net change in time deposits	(6,999)	—	(6,999)
Repayments of advances from Federal Home Loan Bank	(14,265)	—	(14,265)
Net change in securities sold under agreements to repurchase	(9,647)	—	(9,647)
Cash dividends paid	(663)	—	(663)
Proceeds from exercise of stock options	92	—	92
Net cash (used in) financing activities	(10,615)	(387)	(11,002)

Net change in cash and cash equivalents	(84,868)	—	(84,868)

Cash and cash equivalents at beginning of period	109,353	—	109,353
Cash and cash equivalents at end of period	$24,485	$—	$24,485

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,521	$—	$9,521
Income taxes	582	—	582

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$—	$—

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

FINANCIAL CONDITION

As of March 31, 2007, the Company had assets totaling $729.4 million, compared to $740.9 million at September 30, 2006. The decrease in assets of $11.5 million resulted primarily from decreases in the Company’s loan and investment and securities portfolios. The Company’s loan portfolio, net of allowance for loan losses, decreased $13.7 million from $388.6 million at September 30, 2006 to $374.9 million at March 31, 2007. The Company continues to experience runoff in its commercial loan participation and commercial real estate portfolios. Management attributes this shrinkage to an overall decrease in the demand for credit and increased competition from the secondary market.

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

Total deposits rose $13.5 million from $565.4 million at September 30, 2006 to $578.9 million at March 31, 2007. Most of this increase was the result of an increase in non-interest-bearing checking deposits of $60.0 million. Most of the checking deposit increase arose from growth in deposits at Meta Payment Systems®. Higher costing money market, savings, and certificates of deposits, including public funds, declined $47.8 million. Other deposit portfolios exhibited moderate growth during this time period.

Total wholesale borrowings also declined $23.9 million from $125.0 million at September 30, 2006 to $101.1 million at March 31, 2007. The Company continues to de-emphasize these high cost funding sources in an effort to decrease overall liability costs and to de-lever the Company’s balance sheet.

At March 31, 2007, the Company’s shareholders’ equity totaled $45.2 million, down $73,000 from $45.1 million at September 30, 2006. The decrease was primarily the result of the reported fiscal 2007 year-to-date loss (see “Results of Operations” below) and the payment of dividends on common stock, offset by a favorable change in the accumulated other comprehensive loss on the Company’s available for sale securities portfolio. At March 31, 2007, the Company and both of its banking subsidiaries, MetaBank and MetaBank West Central, continue to meet regulatory requirements for classification as well-capitalized institutions.

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

	Nonperforming Assets As Of
	March 31, 2007	September 30, 2006
	(Dollars in Thousands)

Nonaccruing loans:
One-to four-family	$242	$31
Commercial and multi-family	689	—
Agricultural operating	150	182
Commercial business	2,900	3,887
Total nonaccruing loans	3,981	4,100
Accruing loans delinquent 90 days or more	—	—
Total nonperforming loans	3,981	4,100

Foreclosed assets:
One-to four-family	—	15
Commercial and multi-family	—	35
Total foreclosed assets	—	50
Total nonperforming assets	$3,981	$4,150
Total as a percentage of total assets	0.55%	0.56%

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

On the basis of management’s review of its loans and other assets, at March 31, 2007, the Company had classified a total of $8.2 million of its assets as substandard, $566,000 as doubtful and none as loss. This compares to classifications at September 30, 2006 of $5.0 million substandard, $447,000 doubtful and none as loss.

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

At March 31, 2007, the Company has established an allowance for loan losses totaling $5.3 million, or 133% of nonperforming loans, compared to $6.7 million, or 162% of nonperforming loans at September 30, 2006.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and six month periods ended March 31, 2007 and 2006.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2007	2006	2007	2006
			(As Restated)

Beginning balance	$10,349	$7,257	$6,658	$7,222
Provision charged to operations	(280)	(350)	4,495	(309)
Charge-offs	(4,831)	(1,108)	(5,924)	(1,116)
Recoveries	44	199	53	201
Ending balance	$5,282	$5,998	$5,282	$5,998

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Nonperforming Assets and Allowance for Loan Losses.”  Although management believes the level of the allowance as of March 31, 2007 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General. For the three months ended March 31, 2007, the Company recorded net income of $735,000, or $0.28 per diluted share, compared to net income of $261,000, or $0.10 per diluted share, for the same period in 2006. Earnings in the current period were impacted by non-recurring and recurring fee income, partially offset by higher compensation and card processing expenses. A net loss of $2.0 million, or $0.78 per diluted share, was reported for the six month period ended March 31, 2007 compared to net income of $777,000, or $0.31 per diluted share for the same period in the prior fiscal year. Earnings for the six month period ended March 31, 2007 were impacted by the recognition of an impairment on a commercial loan relationship which reduced pre-tax earnings by $4.95 million. Additionally, the Company incurred higher operating expenses. Offsetting these factors, in part, were increased income from card fees and higher net interest income.

Net interest income. Net interest income for the second quarter of fiscal year 2007 was $5.7 million, up 13.7% from $5.0 million in the second quarter of fiscal year 2006. Both higher asset yields and lower liability costs contributed to this increase. Net interest margin rose 49 basis points from 2.87% in the second quarter of fiscal year 2006 to 3.36% in the current quarter. The rise in short term interest rates during the past year contributed to both higher loan and investment yields. Total asset yields for the second quarter of fiscal year 2007 were 6.10%, up 24 basis points from 5.86% for the same quarter last year. A significant change in deposit mix, away from higher costing certificates and public funds deposits and toward low- and no-cost demand deposits also contributed to a meaningful decline in liability costs despite a higher interest rate environment. Total liability costs fell 24 basis points from 2.98% in the second quarter of fiscal year 2006 to 2.74% in the current quarter. For the six month period ended March 31, 2007 net interest income was $10.9 million compared to $9.7 million for the same period in the prior fiscal year. Net interest margin was 3.21% for the six months ended March 31, 2007, up 45 basis points from 2.76% for the same period in the prior fiscal year.

The following tables present the Company’s average interest earning assets, interest bearing liabilities, net interest spread, and net interest margin for the three and six month periods ended March 31, 2007 and 2006.

Three Months Ended March 31,	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$370,055	$6,615	7.24%	$424,645	$7,466	7.12%
Mortgage-backed securities	150,403	1,519	4.04%	190,108	1,822	3.83%
Other investments and fed funds sold	160,061	2,155	5.39%	86,963	907	4.17%
Total interest-earning assets	680,519	$10,289	6.10%	701,716	$10,195	5.86%
Non-interest-earning assets	47,211			48,696
Total assets	$727,730			$750,412

Non-interest bearing deposits	$247,082	$—	0.00%	$139,127	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	28,901	163	2.28%	26,070	177	2.76%
Savings	20,846	122	2.38%	54,490	381	2.84%
Money markets	66,303	519	3.17%	91,659	623	2.76%
Time deposits	214,387	2,386	4.51%	235,908	2,155	3.70%
FHLB advances	85,584	1,123	5.25%	132,252	1,523	4.61%
Other borrowings	16,145	302	7.49%	25,657	347	5.41%
Total interest-bearing liabilities	432,166	4,615	4.31%	566,036	5,206	3.71%
Total deposits and interest-bearing liabilities	679,248	$4,615	2.74%	705,163	$5,206	2.98%
Other non-interest bearing liabilities	4,849			3,016
Total liabilities	684,097			708,179
Shareholders’ equity	43,633			42,233
Total liabilities and shareholders’ equity	$727,730			$750,412
Net interest income and net interest rate spread including non-interest bearing deposits		$5,674	3.35%		$4,989	2.88%

Net interest margin			3.36%			2.87%

Six Months Ended March 31,	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$375,614	$13,491	7.24%	$428,387	$15,052	7.04%
Mortgage-backed securities	152,776	3,125	4.09%	195,796	3,655	3.73%
Other investments and fed funds sold	156,436	4,050	5.12%	83,706	1,664	3.98%
Total interest-earning assets	684,827	$20,666	6.05%	707,889	$20,371	5.77%
Non-interest-earning assets	47,360			46,308
Total assets	$732,187			$754,197

Non-interest bearing deposits	$226,666	$—	0.00%	$123,983	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	28,260	410	2.91%	26,250	380	2.90%
Savings	23,772	311	2.62%	57,189	805	2.82%
Money markets	76,875	1,222	3.19%	88,317	1,095	2.49%
Time deposits	215,517	4,751	4.42%	245,085	4,403	3.60%
FHLB advances	90,750	2,361	5.15%	142,568	3,315	4.60%
Other borrowings	20,541	679	6.54%	25,320	664	5.19%
Total interest-bearing liabilities	455,715	9,733	4.26%	584,729	10,662	3.64%
Total deposits and interest-bearing liabilities	682,382	$9,733	2.85%	708,712	$10,662	3.00%
Other non-interest bearing liabilities	5,147			2,837
Total liabilities	687,528			711,549
Shareholders’ equity	44,658			42,648
Total liabilities and shareholders’ equity	$732,187			$754,197
Net interest income and net interest rate spread including non-interest bearing deposits		$10,933	3.20%		$9,709	2.77%

Net interest margin			3.21%			2.76%

Provision for loan loss. The Company recorded a negative provision for loan losses in the second quarter of fiscal year 2007 of $280,000 compared to a negative provision of $350,000 for the same period in the prior fiscal year. The Company recorded a provision for the six months ended March 31, 2007 in the amount of $4.5 million compared to a negative provision of $309,000 for the same period in the prior fiscal year. The provision this year is directly related to a $4.95 million provision on a purchased participation loan relationship. See “Nonperforming Assets and Allowance for Loan Losses” herein. Offsetting these specific provisions, the Company also recorded a $280,000 negative provision during the three months ended March 31, 2007 as a result of shrinkage in the loan portfolio.

Non-interest income. Non-interest income for the second quarter was $4.4 million, double the level from the same quarter a year ago. The increase is the result of higher fee income generated by the Meta Payment Systems® division. Fees earned on prepaid debit cards and other payment systems products and services were $3.7 million for the second quarter of fiscal year 2007, compared to $1.5 million for the same quarter in fiscal year 2006. For the six months ended March 31, 2007, non-interest income totaled $8.6 million, compared to $4.0 million for the same period in the prior fiscal year. Fees earned on prepaid debit cards and other payment systems products and services were $7.3 million for the six months ended March 31, 2007, compared to $2.7 million for the same period in fiscal year 2006.

Non-interest expense. The Company’s non interest expense was $9.2 million for the second quarter of fiscal year 2007, reflecting a $2.0 million increase from $7.2 million in the same quarter in fiscal year 2006. For the six months ended March 31, 2007, non-interest expense totaled $18.0 million, compared to $13.0 million for the same period in the prior fiscal year. The increase is broad based and is generally the result of the Company’s investment in the Meta Payment Systems® division.

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

Income tax expense. For the second quarter of fiscal year 2007, the Company recorded income tax expense of $468,000 compared to $75,000 for the second quarter of the prior fiscal year. For the six months ended March 31, 2007, the Company recorded a benefit in the amount of $1.0 million. The benefit compares to a $294,000 income tax expense for the first six months of fiscal year 2006. The change is due primarily to the change in net income (loss) before income tax expense (benefit).

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

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth MetaBank’s and MetaBank WC’s actual capital and required capital amounts and ratios at March 31, 2007 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At March 31, 2007 (As Restated)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$46,558	6.74%	$10,356	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	46,558	6.74	27,616	4.00	$34,519	5.00%
Tier 1 (core) capital (to risk-weighted assets)	46,558	10.43	17,860	4.00	26,790	6.00
Total risk-based capital (to risk-weighted assets)	50,583	11.33	35,720	8.00	44,651	10.00
MetaBank West Central
Tier 1 capital (to average assets)	3,758	8.79	1,709	4.00	2,136	5.00
Tier 1 risk-based capital (to risk-weighted assets)	3,758	15.88	946	4.00	1,420	6.00
Total risk-based capital (to risk-weighted assets)	3,935	16.63	1,893	8.00	2,366	10.00

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

Presented below, as of March 31, 2007 and September 30, 2006, is an analysis of the Company’s interest rate risk profile as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. The Company’s interest rate risk profile has remained largely unchanged since September 30, 2006. In general, the Company is more exposed to a decline in market value from a falling interest rate environment than it is to a rising interest rate environment. This risk profile is driven predominantly by the Company’s large concentration in low- and no-cost checking deposits. At both March 31, 2007 and September 30, 2006, the Company’s interest rate risk profile was within the limits set by the Board of Directors. Additionally, MetaBank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rates	Board Limit	At March 31, 2007		At September 30, 2006
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
+200 bp	(40)%	$(894)	(1)%	$548	1%
+100 bp	(25)	(250)	—	562	1
0 bp (Base Case)	—	—	—	—	—
-100 bp	(25)	(876)	(1)	(907)	(1)
-200 bp	(40)	(4,279)	(6)	(4,139)	(6)

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about April 26, 2007, MetaBank, Meta Financial Group, Inc., Meta Trust Company® and J. Tyler Haahr were named as defendants in Dengler, Flute, et al v. Prairie Auto Group, Inc., a class action lawsuit filed in Circuit Court for the Second Judicial Circuit in Minnehaha County, South Dakota.  This lawsuit appears to be a successor suit to a series of two state and three tribal court lawsuits that were filed in 2006, reported on a previous 10-Q, but apparently subsequently abandoned by the plaintiffs.  In this action, plaintiff class is comprised of individuals who purchased vehicles and/or obtained financing from the J.D. Byrider franchise in Pennington County, which was owned and operated by companies controlled by Dan Nelson.  Plaintiffs allege that the Dan Nelson companies, including the Dan Nelson Auto Group (“DNAG”) and the South Dakota Acceptance Corporation (“SDAC”) and other affiliates, operated under the J.D. Byrider franchise and business model and engaged in abusive sales, lending and consumer practices, The bulk of the complaint addresses the various alleged fraudulent schemes perpetrated by the Nelson companies against their customers, principally the “buy here, pay here” model in which individuals with poor credit histories were allegedly sold poor quality vehicles at high prices with worthless warranties on usurious loan terms.

MetaBank, in conjunction with a roster of participating banks, had provided a series of loans and lines of credit to DNAG and SDAC. Plaintiffs allege that the MetaBank entities “participated in the fraudulent scheme” by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed “special benefits” for providing these loans.  DNAG, SDAC and Nelson have since filed for bankruptcy.  Plaintiffs also allege that MetaBank did not vigorously pursue claims against Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies.  The claims against J. Tyler Haahr personally are not explained, other than that Haahr had a “long-standing personal relationship” that allegedly led to the decision by MetaBank to provide loans and lines of credit to the  various entities owned and controlled by Nelson.  The MetaBank entities have not yet filed an answer to this complaint, and there is no discrete amount of damages claimed against the MetaBank entities, so it would be premature to predict MetaBank’s likelihood of success or amount of exposure in this lawsuit.  MetaBank intends to vigorously contest these claims.  MetaBank’s liability insurer has already agreed to provide coverage to the MetaBank entities and J. Tyler Haahr for this claim, and has retained and is paying for counsel to defend this action.

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

Meridian Enterprises Corporation v. Bank of America Corporation et al. (Case No. 4:06-cv-01117CDP). On July 21, 2006, Meridian Enterprises Corporation (“Meridian”) filed suit against Meta Financial Group, Inc. (Meta Payment Systems® division) (“Meta”) and other banks and financial institutions in the U.S. District Court for the Eastern District of Missouri in the above-titled action. Meridian is the owner of U.S. Patent No. 5,025,372 (the “ ‘372 Patent”). The complaint alleges that Meta and the co-defendants each sell, administer, process and/or sponsor an incentive program where cards are provided to participants in the incentive program that can be presented to retailers to make a purchase. The complaint further alleges, inter alia, that Meta and the co-defendants each use a computer to determine whether or not a participant’s performance under the incentive program entitles the participant to an award, in which the computer also determines the amount of the award, and the amount of the award is based upon the level of the participant’s performance in the incentive program. Accordingly, the complaint sounds in infringement, inducement of infringement, and contributory infringement of one or more claims of the ‘372 Patent. On April 9, 2007, Meridian’s complaint was dismissed without prejudice.

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

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds  - None

Item 3.                                    Defaults Upon Senior Securities - None

Item 4.                                      Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on January 22, 2007 (the “Annual Meeting”), the shareholders elected the three individuals nominated to serve as directors until 2010 or until their respective successors are elected and qualified, as set forth in Proposal I in the Company’s Proxy Statement relating to the Annual Meeting. The three individuals elected, and the number of votes cast for, or withheld, with respect to each of them, is as follows:

E. Wayne Cooley	For: 1,605,953	Vote Withheld: 351,628
J. Tyler Haahr	For: 1,646,225	Vote Withheld: 311,356
Bradley C. Hanson	For: 1,672,134	Vote Withheld: 285,447

The following directors continue to serve on the Board of Directors following the Annual Meeting:  James S. Haahr, E. Thurman Gaskill, Frederick V. Moore, Rodney G. Muilenburg and Jeanne Partlow.

Additionally, the shareholders ratified the amendment of the Company’s 2002 Omnibus Incentive Plan as set forth in Proposal II in the Company’s Proxy Statement relating to the Annual Meeting. The number of votes cast for and against the amendment, together with abstentions and non-votes, are as follows:

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