Form 10-Q/A
period 2007-06-30
META FINANCIAL GROUP INC
filed 2007-11-21
CIK 907471

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

META FINANCIAL GROUP, INC.

FORM 10-Q/A

i

META FINANCIAL GROUP, INC.

EXPLANATORY NOTE — RESTATEMENT OF FINANCIAL INFORMATION

For the reasons stated by the Registrant in its Form 8-K filed on November 16, 2007 and as amended on November 19, 2007, this Quarterly Report on Form 10-Q/A for the three and nine months ended June 30, 2007, includes a restated consolidated statement of financial condition, consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of shareholders’ equity and consolidated statement of cash flows for the three and/or nine months ended June 30, 2007 and a restated consolidated statement of financial condition for the fiscal year ended September 30, 2006.  Earnings per share, segment, allowance roll forward and capital data have also been restated for all periods presented.  Meta Financial Group, Inc. (“Meta Group” or the “Company”) will not file an amended Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.  See Item 1, “Financial Statements” in Part I of this Quarterly Report on Form 10-Q/A, including Note 9 of “Notes to Condensed Consolidated Financial Statements,” for more information concerning these restatements.  This Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

ii

Part I:  Financial Information
Item 1.  Financial Statements

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	June 30, 2007	September 30, 2006
	(As Restated)	(As Restated)
ASSETS
Cash and due from banks	$1,378	$7,405
Interest-bearing deposits in other financial institutions	31,212	101,948
Total cash and cash equivalents	32,590	109,353
Federal funds sold	50,000	—
Securities purchased under agreements to resell	—	5,891
Other investment securities available for sale	28,224	27,474
Mortgage-backed securities available for sale	141,605	158,702
Loans receivable - net of allowance for loan losses of $4,863 at June 30, 2007 and $6,658 at September 30, 2006	363,325	388,580
Federal Home Loan and Federal Reserve Bank stock, at cost	4,888	5,768
Accrued interest receivable	3,906	4,379
Premises and equipment, net	19,009	17,623
Bank owned life insurance	13,290	12,953
Goodwill	3,403	3,403
Other assets	6,484	6,795

Total assets	$666,724	$740,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$250,754	$189,184
Interest-bearing checking	22,943	26,828
Savings deposits	15,632	29,869
Money market deposits	54,844	103,291
Time certificates of deposit	176,539	216,217
Total deposits	520,712	565,389
Advances from Federal Home Loan Bank	81,300	99,565
Securities sold under agreements to repurchase	219	15,179
Subordinated debentures	10,310	10,310
Accrued interest payable	960	972
Accrued expenses and other liabilities	5,465	4,407
Total liabilities	618,966	695,822

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,570,487 and 2,534,367 shares outstanding at June 30, 2007 and September 30, 2006, respectively	30	30
Additional paid-in capital	21,117	20,969
Retained earnings - substantially restricted	36,562	36,953
Accumulated other comprehensive (loss)	(2,442)	(4,548)
Unearned Employee Stock Ownership Plan shares	(177)	(509)
Treasury stock, 387,512 and 423,632 common shares, at cost, at June 30, 2007 and September 30, 2006, respectively	(7,332)	(7,796)
Total shareholders’ equity	47,758	45,099

Total liabilities and shareholders’ equity	$666,724	$740,921

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,609	$7,526	$20,100	$22,578
Mortgage backed securities	1,424	1,666	4,549	5,322
Other investments and interest-earning deposits	1,681	1,122	5,731	2,786
	9,714	10,314	30,380	30,686
Interest expense:
Deposits	2,978	3,414	9,671	10,097
FHLB advances and other borrowings	1,411	1,776	4,451	5,755
	4,389	5,190	14,122	15,852

Net interest income	5,325	5,124	16,258	14,834

Provision for loan losses	(500)	—	3,995	(310)

Net interest income after provision for loan losses	5,825	5,124	12,263	15,144

Non-interest income:
Card fees	3,627	5,059	10,884	7,730
Gain on sale of branches, net	3,331	—	3,331	—
Deposit Fees	311	140	793	766
Gain on sale of investments available for sale	271	—	271	—
Loan Fees	206	146	426	342
Bank owned life insurance income	132	147	338	444
Other income	150	244	565	497
Total non-interest income	8,028	5,736	16,608	9,779

Non-interest expense:
Compensation and benefits	4,922	3,839	13,488	9,913
Card processing expense	1,595	469	4,837	1,755
Occupancy and equipment expense	906	814	2,945	2,366
Legal and consulting expense	628	851	2,148	2,396
Data processing expense	300	91	769	581
Marketing	202	280	582	597
Other expense	1,175	581	2,981	2,308
Total non-interest expense	9,728	6,925	27,750	19,916

Net income before income tax expense	4,125	3,935	1,121	5,007

Income tax expense	1,561	1,452	526	1,747

Net income	$2,564	$2,483	$595	$3,260

Earnings per common share:
Basic	$1.01	$1.00	$0.24	$1.32
Diluted	0.96	0.98	0.23	1.30

Dividends declared per common share:	$0.13	$0.13	$0.39	$0.39

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)		(As Restated)
Net income	$2,564	$2,483	$595	$3,260

Other comprehensive gain (loss):
Net unrealized gains (losses) on securities available for sale	(407)	(1,250)	3,630	(3,565)
Less gains realized in net income	(271)	—	(271)	—
	(136)	(1,250)	3,901	(3,565)

Tax effect	(50)	(339)	1,253	(1,201)

Total other comprehensive income (loss)	(86)	(911)	2,648	(2,364)

Total comprehensive income	$2,478	$1,572	$3,243	$896

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended June 30, 2007 (RESTATED) and 2006
(Dollars in Thousands)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity
Balance, September 30, 2005	$30	$20,646	$34,557	$(3,180)	$(825)	$(8,269)	$42,959

Cash dividends declared on common stock ($.39 per share)	—	—	(974)	—	—	—	(974)

Issuance of 9,000 common shares from treasury stock due to exercise of stock options	—	(118)	—	—	—	296	178

Stock compensation	—	116	—	—	—	—	116

10,200 common shares committed to be released under the ESOP	—	(23)	—	—	342	—	319

Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	(2,365)	—	—	(2,365)

Net income for nine months ended June 30, 2006	—	—	3,260	—	—	—	3,260

Balance, June 30, 2006	$30	$20,621	$36,843	$(5,545)	$(483)	$(7,973)	$43,493

Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Cash dividends declared on common stock ($.39 per share)	—	—	(986)	—	—	—	(986)

Issuance of 36,120 common shares from treasury stock due to exercise of stock options	—	(227)	—	—	—	464	237

Stock compensation	—	305	—	—	—	—	305

11,998 common shares committed to be released under the ESOP	—	70	—	—	332	—	402

Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	2,106	—	—	2,106

Net income for nine months ended June 30, 2007	—	—	595	—	—	—	595

Balance, June 30, 2007	$30	$21,117	$36,562	$(2,442)	$(177)	$(7,332)	$47,758

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2007	2006
	(As Restated)
Cash flows from operating activities:
Net income	$595	$3,260
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	402	319
Depreciation, amortization and accretion, net	1,686	2,363
Provision for loan losses	3,995	(310)
Stock compensation	305	116
(Gain) loss on sales of real estate owned and repossessed assets, net	4	(7)
(Gain) on sales of loans, net	(38)	(955)
(Gain) on sales of other, net	(38)	—
(Gain) on sale of investments, net	(271)	—
(Gain) on sales of branches	(3,331)	—
Net change in accrued interest receivable	459	316
Net change in other assets	(1,538)	(4,516)
Net change in accrued interest payable	(12)	(362)
Net change in accrued expenses and other liabilities	1,250	5,604
Net cash provided by operating activities	3,468	5,828

Cash flow from investing activities:
Purchase of securities available for sale	(3,463)	(109)
Net change in federal funds sold	(50,000)	—
Net change in securities purchased under agreement to resell	5,891	28,865
Proceeds from maturities and principal repayments of securities available for sale	22,402	29,458
Proceeds from sale of securities	373	—
Loans purchased	(66,638)	(45,802)
Net change in loans receivable	85,957	90,750
Cash paid upon sale of branches	(33,665)	—
Proceeds from sales of foreclosed real estate	96	4,657
Net change in FHLB / FRB stock	880	1,963
Purchase of premises and equipment	(2,538)	(1,895)
Net cash provided by (used in) investing activities	(40,705)	107,887

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)(Cont'd)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2007	2006
	(As Restated)
Cash flows from financing activities:
Net change in checking, savings, and money market deposits	6,142	61,646
Net change in time deposits	(11,648)	(49,350)
Repayments of advances from Federal Home Loan Bank	(18,265)	(45,140)
Net change in securities sold under agreements to repurchase	(14,960)	(2,458)
Net change in advances from borrowers for taxes and insurance	(28)	12
Cash dividends paid	(986)	(974)
Proceeds from exercise of stock options	219	178
Net cash (used in) financing activities	(39,526)	(36,086)

Net change in cash and cash equivalents	(76,763)	77,629

Cash and cash equivalents at beginning of period	109,353	14,370
Cash and cash equivalents at end of period	$32,590	$91,999

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$14,134	$16,214
Income taxes	570	587

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$96	$50

Sale of Branches:
Assets disposed of:
Loans	$(2,223)	$—
Accrued interest receivable	(14)	—
Premises and equipment	(130)	—
Liabilities assumed by buyer:
Non-interest bearing demand, NOW, savings and money market deposits	11,141	—
Time deposits	28,030	—
Other liabilities	192	—
(Gain) on sale of branches, net	(3,331)	—
Cash paid	$33,665	$—

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

2.            ALLOWANCE FOR LOAN LOSSES

At June 30, 2007 the Company’s allowance for loan losses was $4.9 million, a decrease of $1.8 million from $6.7 million at September 30, 2006.  During the three months ended June 30, 2007 the Company recorded a negative provision for loan losses of $500,000, which was directly related to a fidelity bond claim paid to MetaBank by the Company’s insurance carrier.  The claim arose from the Company’s loans to three entities involved in auto sales, service, and financing, and their principal owner.  As a result of the Company’s claim that it was defrauded by the borrowing entities, the Company received the full limit of coverage under its insurance policy.  During the nine months ended June 30, 2007 the Company recorded a provision for loan losses of $4.0 million, which was primarily related to the impairment of a commercial lending relationship partially offset by the aforementioned insurance claim.  During the nine months ended June 30, 2007, the Company incurred gross loan charge-offs of $6.3 million, and recorded $554,000 in loan recoveries.  Further discussion of this change in the allowance is included in “Corporate Developments and Overview” and “Nonperforming Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and nine month periods ended June 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2007	2006	2007	2006
			(As Restated)

Beginning balance	$5,282	$5,998	$6,658	$7,222
Provision charged to operations	(500)	—	3,995	(310)
Charge-offs	(420)	(14)	(6,344)	(1,129)
Recoveries	501	127	554	328
Ending balance	$4,863	$6,111	$4,863	$6,111

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

Three Months Ended June 30,	2007	2006
(Dollars in Thousands, Except Share and Per Share Data)	(As Restated)

Basic earnings per common share:
Numerator, net income	$2,564	$2,483

Denominator, weighted average common shares outstanding	2,565,719	2,514,525
Less weighted average unallocated ESOP and nonvested shares	(21,284)	(24,875)

Weighted average common shares outstanding	2,544,435	2,489,650

Basic earnings per common share	$1.01	$1.00

Diluted earnings per common share:
Numerator, net income	$2,564	$2,483

Denominator, weighted average common shares outstanding for basic earnings per share	2,544,435	2,489,650
Add dilutive effect of assumed exercises of stock options, net of tax benefits	118,689	39,886

Weighted average common and dilutive potential common shares outstanding	2,663,124	2,529,536

Diluted earnings per common share	$0.96	$0.98

Nine Months Ended June 30,	2007	2006
(Dollars in Thousands, Except Share and Per Share Data)	(As Restated)

Basic earnings per common share:
Numerator, net income	$595	$3,260

Denominator, weighted average common shares outstanding	2,550,193	2,509,664
Less weighted average unallocated ESOP and nonvested shares	(25,213)	(30,060)

Weighted average common shares outstanding	2,524,980	2,479,604

Basic earnings per common share	$0.24	$1.32

Diluted earnings per common share:
Numerator, net income	$595	$3,260

Denominator, weighted average common shares outstanding for basic earnings per share	2,524,980	2,479,604
Add dilutive effect of assumed exercises of stock options, net of tax benefits	103,976	34,077

Weighted average common and dilutive potential common shares outstanding	2,628,956	2,513,681

Diluted earnings per common share	$0.23	$1.30

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

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total
	(Dollars inThousands)

Three Months Ended June 30, 2007 (As Restated)
Net interest income (expense)	$3,878	$1,667	$(220)	$5,325
Provision for loan losses	(500)	—	—	(500)
Non-interest income	4,343	3,659	26	8,028
Non-interest expense	4,753	4,499	476	9,728
Net income (loss) before tax	3,968	827	(670)	4,125
Income tax expense (benefit)	1,462	306	(207)	1,561
Net income (loss)	$2,506	$521	$(463)	$2,564

Inter-segment revenue (expense)	$(3,035)	$3,035	$—	$—
Total assets	432,736	236,661	(2,673)	666,724
Total deposits	290,729	229,983	—	520,712

Three Months Ended June 30, 2006
Net interest income (expense)	$4,334	$984	$(194)	$5,124
Provision for loan losses	—	—	—	—
Non-interest income	567	5,152	17	5,736
Non-interest expense	4,824	1,984	117	6,925
Net income (loss) before tax	77	4,152	(294)	3,935
Income tax expense (benefit)	28	1,581	(157)	1,452
Net income (loss)	$49	$2,571	$(137)	$2,483

Inter-segment revenue (expense)	$(633)	$762	$(129)	$—
Total assets	579,723	164,973	2,114	746,810
Total deposits	393,000	160,066	—	553,066

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total
	(Dollars in Thousands)

Nine Months Ended June 30, 2007 (As Restated)
Net interest income (expense)	$12,198	$4,751	$(691)	$16,258
Provision for loan losses	3,995	—	—	3,995
Non-interest income	5,543	10,990	75	16,608
Non-interest expense	13,716	12,820	1,214	27,750
Net income (loss) before tax	30	2,921	(1,830)	1,121
Income tax expense (benefit)	74	1,010	(558)	526
Net income (loss)	$(44)	$1,911	$(1,272)	$595

Inter-segment revenue (expense)	$(4,734)	$4,734	$—	$—
Total assets	432,736	236,661	(2,673)	666,724
Total deposits	290,729	229,983	—	520,712

Nine Months Ended June 30, 2006
Net interest income (expense)	$12,373	$2,976	$(515)	$14,834
Provision for loan losses	(310)	—	—	(310)
Non-interest income	1,816	7,891	72	9,779
Non-interest expense	13,872	5,415	629	19,916
Net income (loss) before tax	627	5,452	(1,072)	5,007
Income tax expense (benefit)	213	2,029	(495)	1,747
Net income (loss)	$414	$3,423	$(577)	$3,260

Inter-segment revenue (expense)	$(1,733)	$2,181	$(448)	$—
Total assets	579,723	164,973	2,114	746,810
Total deposits	393,000	160,066	—	553,066

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

9.            RESTATEMENT OF FINANCIAL INFORMATION

                                                On November 13, 2007, the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the first three quarters of Fiscal Year 2007.  The restatements, which produced an earnings increase for each of the three quarters, relates to fee income which was not properly recognized on a portfolio of prepaid gift cards.  In addition, on November 16, 2007 the Company reported that an additional $690,000 loan loss provision recorded in the quarter ending December 31, 2006 should be recorded in the previous quarter ending September 30, 2006.  In total, Fiscal Year 2007 year-to-date net income through June 30, 2007 increased by $834,000, or $0.33 per diluted share, from a loss of $239,000, or $0.10 per diluted share, to net income of $595,000, or $0.23 per diluted share.

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

The following tables summarize the impact of the restatements on the Company’s consolidated statement of financial condition, consolidated statement of operations and consolidated statement of cash flows as of, and for the three and nine months ended, June 30, 2007.  These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share Data)

	June 30, 2007	Adjustments	June 30, 2007
	(As Reported)		(As Restated)
ASSETS

Cash and due from banks	$1,378	$—	$1,378
Interest-bearing deposits in other financial institutions	31,212	—	31,212
Total cash and cash equivalents	32,590	—	32,590
Federal funds sold	50,000	—	50,000
Securities purchased under agreements to resell	—	—	—
Other investment securities available for sale	28,224	—	28,224
Mortgage-backed securities available for sale	141,605	—	141,605
Loans receivable - net of allowance for loan losses	363,325	—	363,325
Federal Home Loan and Federal Reserve Bank stock, at cost	4,888	—	4,888
Accrued interest receivable	3,906	—	3,906
Premises and equipment, net	19,009	—	19,009
Bank owned life insurance	13,290	—	13,290
Goodwill	3,403	—	3,403
Other assets	6,484	—	6,484

Total assets	$666,724	$—	$666,724

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking (1)	$251,703	$(949)	$250,754
Interest-bearing checking	22,943	—	22,943
Savings deposits	15,632	—	15,632
Money market deposits	54,844	—	54,844
Time certificates of deposit	176,539	—	176,539
Total deposits	521,661	(949)	520,712
Advances from Federal Home Loan Bank	81,300	—	81,300
Securities sold under agreements to repurchase	219	—	219
Subordinated debentures	10,310	—	10,310
Accrued interest payable	960	—	960
Accrued expenses and other liabilities (2)	5,117	348	5,465
Total liabilities	619,567	(601)	618,966

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,570,487 and 2,534,367 shares outstanding at June 30, 2007 and September 30, 2006, respectively	30	—	30
Additional paid-in capital	21,117	—	21,117
Retained earnings - substantially restricted (3)	35,961	601	36,562
Accumulated other comprehensive (loss)	(2,442)	—	(2,442)
Unearned Employee Stock Ownership Plan shares	(177)	—	(177)
Treasury stock, 387,512 and 423,632 common shares, at cost, at June 30, 2007 and September 30, 2006, respectively	(7,332)	—	(7,332)
Total shareholders’ equity	47,157	601	47,758

Total liabilities and shareholders’ equity	$666,724	$—	$666,724

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,609	$—	$6,609
Mortgage backed securities	1,424	—	1,424
Other investments and interest-earning deposits	1,681	—	1,681
	9,714	—	9,714
Interest expense:
Deposits	2,978	—	2,978
FHLB advances and other borrowings	1,411	—	1,411
	4,389	—	4,389

Net interest income	5,325	—	5,325

Provision for loan losses	(500)	—	(500)

Net interest income after provision for loan losses	5,825	—	5,825

Non-interest income:
Card fees (1)	3,387	240	3,627
Gain on sale of branches, net	3,331	—	3,331
Deposit Fees	311	—	311
Gain on sale of investments available for sale	271	—	271
Loan Fees	206	—	206
Bank owned life insurance income	132	—	132
Other income	150	—	150
Total non-interest income	7,788	240	8,028

Non-interest expense:
Compensation and benefits	4,922	—	4,922
Card processing expense	1,595	—	1,595
Occupancy and equipment expense	906	—	906
Legal and consulting expense	628	—	628
Data processing expense	300	—	300
Marketing	202	—	202
Other expense	1,175	—	1,175
Total non-interest expense	9,728	—	9,728

Net income before income tax expense	3,885	240	4,125

Income tax expense (2)	1,473	88	1,561

Net income	$2,412	$152	$2,564

Earnings per common share:
Basic	$0.95	$0.06	$1.01
Diluted	0.91	0.05	0.96

Dividends declared per common share:	$0.13	$—	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$20,100	$—	$20,100
Mortgage backed securities	4,549	—	4,549
Other investments and interest-earning deposits	5,731	—	5,731
	30,380	—	30,380
Interest expense:
Deposits	9,671	—	9,671
FHLB advances and other borrowings	4,451	—	4,451
	14,122	—	14,122

Net interest income	16,258	—	16,258

Provision for loan losses (4)	4,685	(690)	3,995

Net interest income after provision for loan losses	11,573	690	12,263

Non-interest income:
Card fees (1)	10,257	627	10,884
Gain on sale of branches, net	3,331	—	3,331
Deposit Fees	793	—	793
Gain on sale of investments available for sale	271	—	271
Loan Fees	426	—	426
Bank owned life insurance income	338	—	338
Other income	565	—	565
Total non-interest income	15,981	627	16,608

Non-interest expense:
Compensation and benefits	13,488	—	13,488
Card processing expense	4,837	—	4,837
Occupancy and equipment expense	2,945	—	2,945
Legal and consulting expense	2,148	—	2,148
Data processing expense	769	—	769
Marketing	582	—	582
Other expense	2,981	—	2,981
Total non-interest expense	27,750	—	27,750

Net income (loss) before income tax expense	(196)	1,317	1,121

Income tax expense (benefit) (2)	43	483	526

Net income (loss)	$(239)	$834	$595

Earnings (loss) per common share:
Basic	$(0.10)	$0.34	$0.24
Diluted (5)	(0.10)	0.33	0.23

Dividends declared per common share:	$0.39	$—	$0.39

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Cash flows from operating activities:
Net income (loss) (3)	$(239)	$834	$595
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	402	—	402
Depreciation, amortization and accretion, net	1,686	—	1,686
Provision for loan losses (4)	4,685	(690)	3,995
Stock compensation	305	—	305
Loss on sales of real estate owned and repossessed assets, net	4	—	4
(Gain) on sales of loans, net	(38)	—	(38)
(Gain) on sales of other, net	(38)	—	(38)
(Gain) on sale of investments, net	(271)	—	(271)
(Gain) on sales of branches	(3,331)	—	(3,331)
Net change in accrued interest receivable	459	—	459
Net change in other assets	(1,538)	—	(1,538)
Net change in accrued interest payable	(12)	—	(12)
Net change in accrued expenses and other liabilities (2)	767	483	1,250
Net cash provided by operating activities	2,841	627	3,468

Cash flow from investing activities:
Purchase of securities available for sale	(3,463)	—	(3,463)
Net change in federal funds sold	(50,000)	—	(50,000)
Net change in securities purchased under agreement to resell	5,891	—	5,891
Proceeds from maturities and principal repayments of securities available for sale	22,402	—	22,402
Proceeds from sale of securities	373	—	373
Loans purchased	(66,638)	—	(66,638)
Net change in loans receivable	85,957	—	85,957
Cash paid upon sale of branches	(33,665)	—	(33,665)
Proceeds from sales of foreclosed real estate	96	—	96
Net change in FHLB / FRB stock	880	—	880
Purchase of premises and equipment	(2,538)	—	(2,538)
Net cash (used in) investing activities	(40,705)	—	(40,705)

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Con’t.)

(Dollars in Thousands)

	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Cash flows from financing activities:
Net change in checking, savings, and money market deposits (1)	6,769	(627)	6,142
Net change in time deposits	(11,648)	—	(11,648)
Repayments of advances from Federal Home Loan Bank	(18,265)	—	(18,265)
Net change in securities sold under agreements to repurchase	(14,960)	—	(14,960)
Net change in advances from borrowers for taxes and insurance	(28)	—	(28)
Cash dividends paid	(986)	—	(986)
Proceeds from exercise of stock options	219	—	219
Net cash (used in) financing activities	(38,899)	(627)	(39,526)

Net change in cash and cash equivalents	(76,763)	—	(76,763)

Cash and cash equivalents at beginning of period	109,353	—	109,353
Cash and cash equivalents at end of period	$32,590	$—	$32,590

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$12	$—	$14,134
Income taxes	570	—	570

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$96	$—	$96

Sale of Branches:
Assets disposed of:
Loans	$(2,223)	$—	$(2,223)
Accrued interest receivable	(14)	—	(14)
Premises and equipment	(130)	—	(130)
Liabilities assumed by buyer:
Non-interest bearing demand, NOW, savings and money market deposits	11,141	—	11,141
Time deposits	28,030	—	28,030
Other liabilities	192	—	192
(Gain) on sale of branches, net	(3,331)	—	(3,331)
Cash paid	$33,665	$—	$33,665

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

(5)                  Diluted earnings per common share as reported for the nine months ended June 30, 2007 did not take into account the dilutive effect of common stock equivalents due to previously reported net loss.

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

This Quarterly Report on Form 10-Q /A contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and reflect the Company’s judgment as of the date of this release.  These statements include those related to the restatement described above.  Actual events or results may differ materially from the company’s expectations.  Our financial results and the trading price of our securities may be affected as a result of the restatement and any subsequent determinations by governmental or other regulatory bodies as a result of this process.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2007, compared to September 30, 2006, as expected to be restated upon the issuance of September 30, 2007 financial statements, and the consolidated results of operations for the three and nine month periods ended June 30, 2007 and 2006. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2006.

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

On November 13, 2007, the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the first three quarters of Fiscal Year 2007.  The restatements, which produced an earnings increase for each of the three quarters, relates to fee income which was not properly recognized on a portfolio of prepaid gift cards.  In addition, on November 16, 2007 the Company reported that an additional $690,000 loan loss provision recorded in the quarter ending December 31, 2006 should be recorded in the previous quarter ending September 30, 2006.  In total, Fiscal Year 2007 year-to-date net income through June 30, 2007 increased by $834,000, or $0.33 per diluted share, from a loss of $239,000, or $0.10 per diluted share, to net income of $595,000, or $0.23 per diluted share.

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

The following tables summarize the impact of the restatements on the Company’s consolidated statement of financial condition, consolidated statement of operations and consolidated statement of cash flows as of, and for the three and nine months ended, June 30, 2007.  These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share Data)

	June 30, 2007	Adjustments	June 30, 2007
	(As Reported)		(As Restated)
ASSETS
Cash and due from banks	$1,378	$—	$1,378
Interest-bearing deposits in other financial institutions	31,212	—	31,212
Total cash and cash equivalents	32,590	—	32,590
Federal funds sold	50,000	—	50,000
Securities purchased under agreements to resell	—	—	—
Other investment securities available for sale	28,224	—	28,224
Mortgage-backed securities available for sale	141,605	—	141,605
Loans receivable - net of allowance for loan losses	363,325	—	363,325
Federal Home Loan and Federal Reserve Bank stock, at cost	4,888	—	4,888
Accrued interest receivable	3,906	—	3,906
Premises and equipment, net	19,009	—	19,009
Bank owned life insurance	13,290	—	13,290
Goodwill	3,403	—	3,403
Other assets	6,484	—	6,484

Total assets	$666,724	$—	$666,724

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking (1)	$251,703	$(949)	$250,754
Interest-bearing checking	22,943	—	22,943
Savings deposits	15,632	—	15,632
Money market deposits	54,844	—	54,844
Time certificates of deposit	176,539	—	176,539
Total deposits	521,661	(949)	520,712
Advances from Federal Home Loan Bank	81,300	—	81,300
Securities sold under agreements to repurchase	219	—	219
Subordinated debentures	10,310	—	10,310
Accrued interest payable	960	—	960
Accrued expenses and other liabilities (2)	5,117	348	5,465
Total liabilities	619,567	(601)	618,966

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,570,487 and 2,534,367 shares outstanding at June 30, 2007 and September 30, 2006, respectively	30	—	30
Additional paid-in capital	21,117	—	21,117
Retained earnings - substantially restricted (3)	35,961	601	36,562
Accumulated other comprehensive (loss)	(2,442)	—	(2,442)
Unearned Employee Stock Ownership Plan shares	(177)	—	(177)
Treasury stock, 387,512 and 423,632 common shares, at cost, at June 30, 2007 and September 30, 2006, respectively	(7,332)	—	(7,332)
Total shareholders’ equity	47,157	601	47,758

Total liabilities and shareholders’ equity	$666,724	$—	$666,724

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,609	$—	$6,609
Mortgage backed securities	1,424	—	1,424
Other investments and interest-earning deposits	1,681	—	1,681
	9,714	—	9,714
Interest expense:
Deposits	2,978	—	2,978
FHLB advances and other borrowings	1,411	—	1,411
	4,389	—	4,389

Net interest income	5,325	—	5,325

Provision for loan losses	(500)	—	(500)

Net interest income after provision for loan losses	5,825	—	5,825

Non-interest income:
Card fees (1)	3,387	240	3,627
Gain on sale of branches, net	3,331	—	3,331
Deposit Fees	311	—	311
Gain on sale of investments available for sale	271	—	271
Loan Fees	206	—	206
Bank owned life insurance income	132	—	132
Other income	150	—	150
Total non-interest income	7,788	240	8,028

Non-interest expense:
Compensation and benefits	4,922	—	4,922
Card processing expense	1,595	—	1,595
Occupancy and equipment expense	906	—	906
Legal and consulting expense	628	—	628
Data processing expense	300	—	300
Marketing	202	—	202
Other expense	1,175	—	1,175
Total non-interest expense	9,728	—	9,728

Net income before income tax expense	3,885	240	4,125

Income tax expense (2)	1,473	88	1,561

Net income	$2,412	$152	$2,564

Earnings per common share:
Basic	$0.95	$0.06	$1.01
Diluted	0.91	0.05	0.96

Dividends declared per common share:	$0.13	$—	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$20,100	$—	$20,100
Mortgage backed securities	4,549	—	4,549
Other investments and interest-earning deposits	5,731	—	5,731
	30,380	—	30,380
Interest expense:
Deposits	9,671	—	9,671
FHLB advances and other borrowings	4,451	—	4,451
	14,122	—	14,122

Net interest income	16,258	—	16,258

Provision for loan losses (4)	4,685	(690)	3,995

Net interest income after provision for loan losses	11,573	690	12,263

Non-interest income:
Card fees (1)	10,257	627	10,884
Gain on sale of branches, net	3,331	—	3,331
Deposit Fees	793	—	793
Gain on sale of investments available for sale	271	—	271
Loan Fees	426	—	426
Bank owned life insurance income	338	—	338
Other income	565	—	565
Total non-interest income	15,981	627	16,608

Non-interest expense:
Compensation and benefits	13,488	—	13,488
Card processing expense	4,837	—	4,837
Occupancy and equipment expense	2,945	—	2,945
Legal and consulting expense	2,148	—	2,148
Data processing expense	769	—	769
Marketing	582	—	582
Other expense	2,981	—	2,981
Total non-interest expense	27,750	—	27,750

Net income (loss) before income tax expense	(196)	1,317	1,121

Income tax expense (benefit) (2)	43	483	526

Net income (loss)	$(239)	$834	$595

Earnings (loss) per common share:
Basic	$(0.10)	$0.34	$0.24
Diluted (5)	(0.10)	0.33	0.23

Dividends declared per common share:	$0.39	$—	$0.39

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Cash flows from operating activities:
Net income (loss) (3)	$(239)	$834	$595
Adjustments to reconcile net income to net cash from operating activities:
Effect of contribution to employee stock ownership plan	402	—	402
Depreciation, amortization and accretion, net	1,686	—	1,686
Provision for loan losses (4)	4,685	(690)	3,995
Stock compensation	305	—	305
Loss on sales of real estate owned and repossessed assets, net	4	—	4
(Gain) on sales of loans, net	(38)	—	(38)
(Gain) on sales of other, net	(38)	—	(38)
(Gain) on sale of investments, net	(271)	—	(271)
(Gain) on sales of branches	(3,331)	—	(3,331)
Net change in accrued interest receivable	459	—	459
Net change in other assets	(1,538)	—	(1,538)
Net change in accrued interest payable	(12)	—	(12)
Net change in accrued expenses and other liabilities (2)	767	483	1,250
Net cash provided by operating activities	2,841	627	3,468

Cash flow from investing activities:
Purchase of securities available for sale	(3,463)	—	(3,463)
Net change in federal funds sold	(50,000)	—	(50,000)
Net change in securities purchased under agreement to resell	5,891	—	5,891
Proceeds from maturities and principal repayments of securities available for sale	22,402	—	22,402
Proceeds from sale of securities	373	—	373
Loans purchased	(66,638)	—	(66,638)
Net change in loans receivable	85,957	—	85,957
Cash paid upon sale of branches	(33,665)	—	(33,665)
Proceeds from sales of foreclosed real estate	96	—	96
Net change in FHLB / FRB stock	880	—	880
Purchase of premises and equipment	(2,538)	—	(2,538)
Net cash (used in) investing activities	(40,705)	—	(40,705)

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Con’t.)

(Dollars in Thousands)

	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	Adjustments	2007
	(As Reported)		(As Restated)
Cash flows from financing activities:
Net change in checking, savings, and money market deposits (1)	6,769	(627)	6,142
Net change in time deposits	(11,648)	—	(11,648)
Repayments of advances from Federal Home Loan Bank	(18,265)	—	(18,265)
Net change in securities sold under agreements to repurchase	(14,960)	—	(14,960)
Net change in advances from borrowers for taxes and insurance	(28)	—	(28)
Cash dividends paid	(986)	—	(986)
Proceeds from exercise of stock options	219	—	219
Net cash (used in) financing activities	(38,899)	(627)	(39,526)

Net change in cash and cash equivalents	(76,763)	—	(76,763)

Cash and cash equivalents at beginning of period	109,353	—	109,353
Cash and cash equivalents at end of period	$32,590	$—	$32,590

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$12	$—	$14,134
Income taxes	570	—	570

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$96	$—	$96

Sale of Branches:
Assets disposed of:
Loans	$(2,223)	$—	$(2,223)
Accrued interest receivable	(14)	—	(14)
Premises and equipment	(130)	—	(130)
Liabilities assumed by buyer:
Non-interest bearing demand, NOW, savings and money market deposits	11,141	—	11,141
Time deposits	28,030	—	28,030
Other liabilities	192	—	192
(Gain) on sale of branches, net	(3,331)	—	(3,331)
Cash paid	$33,665	$—	$33,665

See Notes to Condensed Consolidated Financial Statements

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

(5)                                  Diluted earnings per common share as reported for the nine months ended June 30, 2007 did not take into account the dilutive effect of common stock equivalents due to previously reported net loss.

FINANCIAL CONDITION

As of June 30, 2007, the Company had assets totaling $666.7 million compared to $740.9 million at September 30, 2006.  The decrease in assets of $74.2 million resulted primarily from decreases in the Company’s cash, securities, and loan portfolios.

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

The Company’s loan portfolio, net of allowance for loan losses, decreased $25.3 million from $388.6 million at September 30, 2006 to $363.3 million at June 30, 2007.  The Company continues to experience paydowns and payoffs mainly in its originated and purchased commercial and commercial real estate portfolios.  Management believes this decrease is driven in part by a decrease in the overall demand for credit and competition from secondary market investors.

Total deposits decreased $44.7 million from $565.4 million at September 30, 2006 to $520.7 million at June 30, 2007.  The majority of this net decrease was related to the sale of four branches in northwest Iowa.  Additionally, however, the Company’s deposit mix shifted away from higher costing certificates of deposit and money market deposits toward low- and no-cost checking deposits.  Most of the increase in checking deposits was the result of deposit growth at the bank’s MetaBank’s Meta Payment Systems® division.

Total wholesale borrowings also declined $33.2 million from $125.1 million at September 30, 2006 to $91.8 million at June 30, 2007.  The Company continues to de-emphasize these high cost funding sources in an effort to decrease overall liability costs and to de-lever the Company’s balance sheet.

At June 30, 2007, the Company’s shareholders’ equity totaled $47.8 million, up $2.7 million from $45.1 million at September 30, 2006.  The increase was primarily the result of a favorable change in the accumulated other comprehensive loss on the Company’s available for sale securities portfolio and by the reported fiscal 2007 year-to-date income (see “Results of Operations” below) offset by the payment of dividends on common stock.  At June 30, 2007, the Company and both of its banking subsidiaries, MetaBank and MetaBank West Central, continue to meet regulatory requirements for classification as well-capitalized institutions.

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

At June 30, 2007, the Company has established an allowance for loan losses totaling $4.9 million, or 265% of nonperforming loans, compared to $6.7 million, or 162% of nonperforming loans at September 30, 2006.  See Note 2 of “Notes to Consolidated Financial Statements.”

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and nine month periods ended June 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2007	2006	2007	2006
			(As Restated)

Beginning balance	$5,282	$5,998	$6,658	$7,222
Provision charged to operations	(500)	—	3,995	(310)
Charge-offs	(420)	(14)	(6,344)	(1,129)
Recoveries	501	127	554	328
Ending balance	$4,863	$6,111	$4,863	$6,111

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

RESULTS OF OPERATIONS

General.  For the three months ended June 30, 2007, the Company recorded net income of $2.6 million, or $0.96 per diluted share, compared to net income of $2.5 million, or $0.98 per diluted share, for the same period in 2006.  Earnings in the current period were impacted by a pre-tax gain of $3.33 million resulting from the sale of four branches in northwest Iowa.  Earnings in the prior period were impacted by a pre-tax non-recurring fee income of $2.57 million related to an acquired portfolio of prepaid debit cards.  For the nine months ended June 30, 2007, the Company recorded net income of $595,000, or $.23 per diluted share compared to net income of $3.3 million, or $1.30 per diluted share for the same period in the prior fiscal year.  Earnings for the nine month period ended June 30, 2007 were impacted by the recognition of an impairment on a commercial loan relationship, which, as well as reasons discussed above, reduced pre-tax earnings by $4.95 million.

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

Three Months Ended June 30,	2007			2006
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$365,246	$6,609	7.19%	$413,200	$7,526	7.30%
Mortgage-backed securities	144,096	1,424	3.95%	174,566	1,666	3.82%
Other investments and fed funds sold	127,193	1,681	5.25%	105,087	1,122	4.27%
Total interest-earning assets	636,535	$9,714	6.07%	692,853	$10,314	5.97%
Non-interest-earning assets	45,028			56,364
Total assets	$681,563			$749,217

Non-interest bearing deposits	$235,820	$—	0.00%	$170,464	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	25,208	76	1.21%	24,906	200	3.22%
Savings	18,647	112	2.41%	47,682	359	3.02%
Money markets	62,018	579	3.74%	88,736	678	3.07%
Time deposits	191,057	2,211	4.64%	225,445	2,177	3.87%
FHLB advances	84,102	1,122	5.28%	119,933	1,465	4.83%
Other borrowings	14,752	289	7.75%	25,528	311	4.83%
Total interest-bearing liabilities	395,784	4,389	4.43%	532,230	5,190	3.89%
Total deposits and interest-bearing liabilities	631,604	$4,389	2.77%	702,694	$5,190	2.95%
Other non-interest bearing liabilities	4,634			3,714
Total liabilities	636,238			706,408
Shareholders’ equity	45,325			42,809
Total liabilities and shareholders’ equity	$681,563			$749,217
Net interest income and net interest rate spread including non-interest bearing deposits		$5,325	3.30%		$5,124	3.02%

Net interest margin			3.32%			2.97%

Nine Months Ended June 30,	2007			2006
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$372,158	$20,100	7.22%	$423,325	$22,578	7.04%
Mortgage-backed securities	149,882	4,549	4.05%	188,719	5,322	3.76%
Other investments and fed funds sold	146,689	5,731	5.15%	90,833	2,786	3.98%
Total interest-earning assets	668,729	$30,380	6.06%	702,877	$30,686	5.77%
Non-interest-earning assets	46,583			49,660
Total assets	$715,312			$752,537

Non-interest bearing deposits	$229,717	$—	0.00%	$139,477	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	27,242	486	2.38%	25,802	580	3.01%
Savings	22,064	423	2.56%	54,020	1,164	2.88%
Money markets	71,923	1,801	3.35%	88,457	1,774	2.68%
Time deposits	207,364	6,961	4.49%	238,538	6,580	3.69%
FHLB advances	88,534	3,483	5.19%	135,023	4,779	4.67%
Other borrowings	18,611	968	6.86%	25,389	975	5.07%
Total interest-bearing liabilities	435,738	14,122	4.31%	567,229	15,852	3.72%
Total deposits and interest-bearing liabilities	665,455	$14,122	2.83%	706,706	$15,852	2.98%
Other non-interest bearing liabilities	4,976			3,129
Total liabilities	670,431			709,835
Shareholders’ equity	44,881			42,702
Total liabilities and shareholders’ equity	$715,312			$752,537
Net interest income and net interest rate spread including non-interest bearing deposits		$16,258	3.23%		$14,834	2.79%

Net interest margin			3.24%			2.83%

Provision for loan loss.  The Company recorded a negative provision for loan losses in the third quarter of fiscal year 2007 of $500,000 compared to no provision for the same period in the prior fiscal year.  The current quarter was impacted directly by a $500,000 fidelity bond claim paid to MetaBank by the Company’s insurance carrier.  The claim arose from the Company’s loans to three entities involved in auto sales, service, and financing, and their principal owner.  As a result of the Company’s claim that it was defrauded by the borrowing entities, the Company received the full limit of coverage under its insurance policy.  For the nine months ended June 30, 2007 the Company recorded a provision of $4.0 million compared to a negative provision of $310,000 for the same period in the prior fiscal year.  The provision this year was impacted by the impairment of a commercial loan relationship partially offset by the aforementioned bond claim.  During the three months ended December 31, 2006, the Company recorded a $4.95 million provision on a purchased participation loan relationship.  See “Nonperforming Assets and Allowance for Loan Losses” herein.

Non-interest income.  Non-interest income for the third quarter of fiscal year 2007 was $8.0 million, an increase of $2.3 million from $5.7 million for the same quarter a year ago.  Non-interest income in the current period was impacted by a $3.3 million pre-tax gain on sale of four branch offices in northwest Iowa.  Non-interest income in the 2006 period was impacted by non-recurring pre-tax fee income of $2.57 million related to a purchased portfolio of prepaid debit cards.  Adjusting for these non-recurring items, non-interest income for the third quarter of fiscal year 2007 rose $1.5 million, or 48%, over the same quarter in 2006 primarily due to an increase in card fee income.  For the nine months ended June 30, 2007, non-interest income totaled $16.6 million, compared to $9.8 million for the same period in the prior fiscal year.  Adjusting for the non-recurring items discussed above, non-interest income for the nine months ended June 30, 2007 rose $6.1 million, or 84%, over the same period in 2006 primarily due to an increase in card fee income.

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

Income tax expense.  For the third quarter of fiscal years 2007 and 2006, the Company recorded income tax expense of $1.6 million and $1.5 million, respectively.  For the nine months ended June 30, 2007, the Company recorded income tax expense in the amount of $526,000 compared to $1.7 million for the same period in the prior fiscal year.  The change is due primarily to the change in net income before income tax expense.  The Company’s recorded income tax expense was also impacted by permanent differences between book and taxable income.

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

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At June 30, 2007 (As Restated)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$49,603	7.87%	$9,455	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	49,603	7.87	25,213	4.00	$31,516	5.00%
Tier 1 (core) capital (to risk-weighted assets)	49,603	11.58	17,129	4.00	25,694	6.00
Total risk-based capital (to risk-weighted assets)	53,267	12.44	34,258	8.00	42,823	10.00
MetaBank West Central
Tier 1 capital (to average assets)	3,886	9.55	1,627	4.00	2,034	5.00
Tier 1 risk-based capital (to risk-weighted assets)	3,886	16.95	917	4.00	1,376	6.00
Total risk-based capital (to risk-weighted assets)	4,063	17.72	1,834	8.00	2,293	10.00

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