Form 10-K
period 2007-09-30
META FINANCIAL GROUP INC
filed 2008-01-11
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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
☐  YES   ☒ NO

As of January 9, 2008, there were outstanding 2,589,717 shares of the Registrant’s Common Stock.

As of March 31, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ System as of such date, was $61.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K — Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2007.

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2008.

META FINANCIAL GROUP, INC.

FORM 10-K

Forward-Looking Statements

Meta Financial Group, Inc.®, (“Meta Financial” or “the Company”) and its wholly-owned subsidiaries, MetaBank (the “Bank”), MetaBank West Central (“MetaBank WC”) and Meta Trust Company® (“Meta Trust” or the “Trust Company”), may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission (“SEC”), in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth; new products and expansion and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of MetaBank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  competition; the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including litigation) attendant thereto and the perceived overall value of these products and services by users; the impact of changes in financial services’ laws and regulations; technological changes; acquisitions; risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

The foregoing list of factors is not exclusive.  Additional discussions of factors affecting the Company’s business and prospects are contained in the Company’s periodic filings with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries.

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

MetaBank and MetaBank WC are the only direct, active full service banking subsidiaries of Meta Financial.  The Banks are community-oriented financial institutions offering a variety of financial services to meet the needs of the communities they serve.  The Company, through the Banks, provides a full range of financial services.  The principal business of MetaBank has consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, and consumer and commercial business loans primarily in MetaBank’s market area.  MetaBank’s lending activities have expanded in recent years to include an increased emphasis on originations of commercial and multi-family real estate loans and commercial business loans.  MetaBank also purchases loan participations from time to time from other financial institutions.  These loans typically are collateralized by commercial real estate and commercial businesses.  In 2004, MetaBank created a division known as MPS, which issues prepaid cards, debit cards, consumer credit products, sponsors ATMs into various debit networks and offers other payment industry products and services.  MPS generates fee income and low- and no-cost deposits for MetaBank through its activities.  As noted in the Management’s Discussion and Analysis in the Annual Report, MPS is expanding and playing a more significant role in the Company’s revenues and profits.  The principal business of MetaBank WC has been and continues to be attracting retail deposits from the general public and investing those funds in commercial and multi-family real estate and commercial operating loans and, to a lesser extent, one- to four-family residential, consumer and agriculture loans.  The Banks also purchase mortgage-backed securities and other investments permissible under applicable regulations.  Meta Financial also owns Meta Trust, a South Dakota trust corporation.  At September 30, 2007, the Company had total assets of $686.1 million, deposits of $523.0 million, and shareholders’ equity of $48.1 million.  On November 29, 2007, the Company announced an agreement to sell MetaBank WC.  The Company reclassified financial information as discontinued bank operations in the consolidated financial statements and the notes thereto in the Annual Report.  As such, information in this Annual Report on Form 10-K has been adjusted to eliminate the effect of discontinued bank operations unless otherwise indicated.

The Company’s revenues are derived primarily from interest on commercial and residential mortgage loans, mortgage-backed securities, commercial business loans, fees generated through the activities of MPS, other investments, consumer loans, agricultural operating loans, commercial business loans, income from service charges, loan origination fees, and loan servicing fee income.

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

Market Area

MetaBank has four market areas and the MPS Division: Northwest Iowa (“NWI”), Brookings, Central Iowa (“CI”), and Sioux Empire (“SE”).  MetaBank’s headquarters is located at 121 East Fifth Street in Storm Lake, Iowa.  NWI operates two offices in Storm Lake, Iowa.  Brookings operates one office in Brookings, South Dakota.   CI operates a total of six offices in Iowa:  Des Moines (3), West Des Moines (2) and Urbandale.  SE operates four offices and one administrative office in Sioux Falls, SD.  MPS, which offers prepaid cards and other payment industry products and services nationwide, operates out of Sioux Falls, South Dakota.  See “Meta Payment Systems® Division.”

MetaBank WC operates its business through three full-service offices in Casey, Menlo and Stuart, Iowa.

The Company also has a non-retail service branch in Memphis, Tennessee.

The Company’s primary market area includes the Iowa counties of Adair, Buena Vista, Dallas, Guthrie, and Polk, and the South Dakota counties of Brookings, Lincoln and Minnehaha.

Iowa ranks in the top ten states for its low cost of doing business (Economy.com Inc 2005), among the top ten states for “technology sophistication” in K-12 schools (Market Data Retrieval), third most favorable business liability climate in the nation (Harris Interactive Survey, U.S. Chamber of Commerce, 2003), sixth “most livable” state in the nation (Morgan Quinto State Rankings, 2007), and has low corporate income and franchise taxes.

South Dakota ranks first in students per computer (Education Weekly, Technology Counts 2006), ninth “most livable” state in the nation (Morgan Quinto State Rankings, 2007), is the second “safest” state (Uniform Crime Report, FBI, 2005) and has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

Storm Lake is located in Iowa’s Buena Vista County approximately 150 miles northwest of Des Moines and 200 miles southwest of Minneapolis.  Like much of the state of Iowa, Storm Lake and the surrounding market area are highly dependent upon farming and agricultural markets.  Major employers in the area include Buena Vista Regional Medical Center, Tyson Foods, Sara Lee Foods, and Buena Vista University.  The Northwest Iowa market operates two offices in Storm Lake.

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

Des Moines, Iowa’s capital, is located in central Iowa.  The Des Moines market area encompasses Polk County and surrounding counties.  MetaBank’s Central Iowa main office is located in the heart of downtown Des Moines.  The Urbandale office is in a high growth area just off I-80 at the intersection of two major streets.  The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall.  The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area.  The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines.  The Jordan Creek office is located near Jordan Creek Town Center in West Des Moines, one of the fastest growing communities in the State of Iowa and the Greater Des Moines area.  The Des Moines metro area is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices.  Major employers include Principal Life Insurance Company, Des Moines Community Schools, Central Iowa Hospital Corporation, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., Wells Fargo Home Mortgage Inc., Pioneer Hi Bred International Inc., Bridgestone/Firestone, Communications Data Services Inc., and Meredith Corporation.  Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University — Osteopathic Medical Center, Grand View College, AIB College of Business, and Upper Iowa University.  The unemployment rate in the Des Moines metro area was 3.4% as of September 2007.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis.  The Sioux Falls market area encompasses Minnehaha and Lincoln counties.  Sioux Falls ranks third in a national list of top cities to start a company according to a report by Cognetics, Inc. (Kiplinger Report, April 2001).  Sioux Falls received an “A+” on Zero Population Growth’s 2001 Kid-Friendly Cities Report Card, excelling in health, public safety, education, economics, environment, and community life, ranking third out of 140 cities.  The city was called a “Diamond in the Rough” as a great smaller market for businesses to make a move.  The magazine cited the community’s growth rates as a huge opportunity and recognized the state’s friendly tax laws.  (Sales & Marketing Management April 2002.)  The main branch is located at the high growth area of 57th and Western.  Other branches are located at 33rd and Minnesota, the intersection of 12th and Elmwood, and on North Minnesota Avenue just north of Russell Road.  Major employers in the area include Sanford Health, Avera McKennan Hospital, John Morrell & Company, Citibank (South Dakota) NA, and Hy-Vee Food Stores.  Sioux Falls is home to Augustana College and The University of Sioux Falls.  The unemployment rate in Sioux Falls was 2.4% as of September 2007.

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

Several of the Company’s market areas are dependent on agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices.  Presently, economic conditions in the agricultural sector of the Company’s market area are relatively strong.  Recent rises in agricultural commodity prices will serve to offset more modest yields this year.  The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problems.  Although there has been minimal effect observed to date, an extended period of low commodity prices or poor weather conditions could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company’s market area.

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

More recently, the Company has focused its lending activities on the origination of commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, commercial construction loans.  The Company has increased its emphasis, both in absolute dollars and as a percentage of its gross loan portfolio, on all types of commercial lending.  The Company also continues to originate one-to-four family mortgage loans, consumer loans and agriculturally related loans.  The Company originates most of its loans in its primary market area.  At September 30, 2007, the Company’s net loan portfolio totaled $355.6 million, or 51.8% of the Company’s total assets.

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

At September 30, 2007, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $10.4 million, of which $1.7 million has been sold to another participant.  The Company had 24 other lending relationships in excess of $3.0 million as of September 30, 2007.  At September 30, 2007, none of these loans were classified.

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
1-4 Family	$45,407	12.6%	$58,165	15.4%	$68,138	15.8%	$72,186	18.3%	$68,699	19.9%
Commercial & Multi Family	169,877	47.1%	159,107	42.2%	201,431	46.6%	189,141	48.0%	165,907	48.0%
Agricultural	16,582	4.6%	14,098	3.7%	12,773	3.0%	10,308	2.6%	9,008	2.6%
Total Real Estate Loans	231,866	64.3%	231,370	61.3%	282,342	65.3%	271,635	68.9%	243,614	70.4%

Other Loans:
Consumer Loans:
Home Equity	23,832	6.6%	24,559	6.5%	24,140	5.6%	21,522	5.5%	17,728	5.1%
Automobile	1,241	0.3%	1,708	0.5%	2,135	0.5%	2,513	0.6%	2,841	0.8%
Other (1)	11,690	3.2%	3,800	1.0%	4,203	1.0%	5,232	1.3%	5,034	1.5%
Total Consumer Loans	36,763	10.2%	30,067	8.0%	30,478	7.0%	29,267	7.4%	25,603	7.4%

Agricultural Operating	33,143	9.2%	28,661	7.6%	23,084	5.3%	18,993	4.8%	20,737	6.0%
Commercial Business	58,705	16.3%	87,202	23.1%	96,467	22.3%	74,267	18.8%	55,880	16.2%

Total Other Loans	128,611	35.7%	145,930	38.7%	150,029	34.7%	122,527	31.1%	102,220	29.6%
Total Loans	360,477	100.0%	377,300	100.0%	432,371	100.0%	394,162	100.0%	345,834	100.0%

Less:
Loans in Process	254		1,773		9,733		7,342		8,895
Deferred Fees and Discounts	117		177		277		270		209
Allowance for Losses	4,493		6,391		6,793		5,144		4,668

Total Loans Receivable, Net	$355,612		$368,959		$415,568		$381,406		$332,062

(1)           Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate:
1-4 Family	$34,157	9.5%	$45,593	11.8%	$38,921	8.9%	$46,331	11.7%	$45,662	13.2%
Commercial & Multi Family	128,495	35.6%	113,072	29.1%	126,275	28.7%	102,557	25.2%	94,054	26.4%
Agricultural	11,610	3.2%	8,229	2.4%	6,347	1.7%	3,992	1.3%	3,902	1.5%
Total Fixed-Rate Real Estate Loans	174,262	48.3%	166,894	43.3%	171,543	39.3%	152,880	38.2%	143,618	41.1%
Consumer	21,470	6.0%	21,128	5.6%	17,066	3.9%	14,694	3.7%	16,987	4.9%
Agricultural Operating	16,519	4.6%	15,145	4.1%	7,161	1.8%	5,315	1.4%	4,634	1.4%
Commercial Business	31,386	8.7%	36,701	9.6%	35,252	8.0%	22,553	5.8%	27,317	7.7%
Total Fixed-Rate Loans	243,637	67.6%	239,868	62.6%	231,022	52.9%	195,442	49.1%	192,556	55.1%

Adjustable Rate Loans:
Real Estate:
1-4 Family	11,250	3.1%	12,572	3.2%	29,217	6.5%	25,855	6.3%	23,037	6.5%
Commercial & Multi Family	41,382	11.5%	46,035	13.1%	75,156	18.1%	86,584	22.0%	71,853	20.8%
Agricultural	4,972	1.4%	5,869	1.7%	6,426	1.6%	6,316	1.8%	5,106	1.7%
Total Adjustable Real Estate Loans	57,604	16.0%	64,476	18.0%	110,799	26.2%	118,755	30.1%	99,996	29.0%
Consumer	15,293	4.2%	8,939	2.3%	13,412	3.0%	14,573	3.5%	8,616	2.4%
Agricultural Operating	16,624	4.6%	13,516	3.5%	15,923	3.6%	13,678	3.6%	16,103	4.8%
Commercial Business	27,319	7.6%	50,500	13.6%	61,215	14.4%	51,714	13.7%	28,563	8.7%
Total Adjustable Loans	116,840	32.4%	137,431	37.4%	201,349	47.1%	198,720	50.9%	153,278	44.9%
Total Loans	360,477	100.0%	377,300	100.0%	432,371	100.0%	394,162	100.0%	345,834	100.0%

Less:
Loans in Process	254		1,773		9,733		7,342		8,895
Deferred Fees and Discounts	117		177		277		270		209
Allowance for Losses	4,493		6,391		6,793		5,144		4,668

Total Loans Receivable, Net	$355,612		$368,959		$415,568		$381,406		$332,062

The following table illustrates the interest rate sensitivity of the Company’s loan portfolio at September 30, 2007.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third party sources.  Balances related to discontinued bank operations have been eliminated.

	Real Estate (1)		Consumer		Commercial Business		Agricultural Operating		Total
Due During Years Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

2008 (2)	$40,520	6.96%	$12,580	7.97%	$20,202	9.37%	$18,892	8.10%	$92,194	7.88%
2009-2010	57,589	6.50%	6,965	7.81%	16,112	7.32%	2,197	7.14%	82,863	6.79%
2011 and following	133,757	6.73%	17,218	7.45%	22,391	7.22%	12,054	7.34%	185,420	6.89%
Total	$231,866		$36,763		$58,705		$33,143		$360,477

(1) Includes one-to-four family, multi family, commercial and agricultural real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  At September 30, 2007, the Company’s one- to four-family residential mortgage loan portfolio totaled $45.4 million, or 13% of the Company’s total gross loan portfolio.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2007, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $82,000.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction. During the year ended September 30, 2007, the Company originated $5.9 million of adjustable-rate loans and $50.1 million of fixed-rate loans secured by one- to four-family residential real estate.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.  The Company has not engaged in sub-prime mortgage originations.

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions.  At September 30, 2007, the Company’s commercial and multi-family real estate loan portfolio totaled $169.9 million, or 47% of the Company’s total gross loan portfolio.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  The Company, in order to supplement its loan portfolio and consistent with management’s objectives to expand the Company’s commercial and multi-family loan portfolio, purchased $19.8 million, $8.9 million, and $9.4 million, of such loans during fiscal 2007, 2006 and 2005, respectively.  At September 30, 2007, $229,000, or 0.1%, of the Company’s commercial and multi-family real estate loans was non-performing.  See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

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

At September 30, 2007, the Company’s largest commercial and multi-family real estate loan was a $6.5 million loan secured by residential housing developments.  At September 30, 2007, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $340,000.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  MetaBank believes that it may eventually exceed its 400 percent total capital limitation for nonresidential real estate loans and accordingly, submitted a waiver request on April 17, 2007 requesting OTS to grant an increase in its regulatory limit.  At September 30, 2007, MetaBank’s nonresidential real estate loans totaled 272% of risk-based capital.

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm related products.  At September 30, 2007, the Company had agricultural real estate loans secured by farmland of $16.6 million or 5% of the Company’s gross loan portfolio.  At the same date, $33.1 million, or 9% of the Company’s gross loan portfolio, consisted of secured loans related to agricultural operations.

Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale.  Most agricultural operating loans have terms of one year or less.  Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year.  Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.  At September 30, 2007, the average outstanding principal balance of an agricultural operating loan held by the Company was $70,000.  At September 30, 2007, $150,000, or 0.5%, of the Company’s agricultural operating loans was non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of ten to 20 years.  Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury security or prime rate.  Fixed-rate agricultural real estate loans generally have terms up to five years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.  At September 30, 2007, $13,000, or 0.1%, of the Company’s agricultural real estate portfolio was non-performing.

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

Consumer Lending.  The Company offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Company offers other secured and unsecured consumer loans.  The Company currently originates most of its consumer loans in its primary market area and surrounding areas.  The Company originates consumer loans on both a direct and indirect basis.  At September 30, 2007, the Company’s consumer loan portfolio totaled $36.8 million, or 10% of its total gross loan portfolio.  Of the consumer loan portfolio at September 30, 2007, $21.5 million were short- and intermediate-term, fixed-rate loans, while $15.3 million were adjustable-rate loans.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2007, $29,000, or 0.1%, of the Company’s consumer loan portfolio was non-performing.

Commercial Business Lending.  The Company also originates commercial business loans.  Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.  At September 30, 2007, $58.7 million, or 16% of the Company’s total gross loan portfolio, was comprised of commercial business loans.

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

The largest commercial business loan outstanding at September 30, 2007 was a $3.0 million secured by all of the assets of the borrower.  The next largest commercial business loan outstanding at September 30, 2007 was a $2.5 million loan secured by guarantees.  These loans are currently performing in accordance with their terms.  At September 30, 2007, the average outstanding principal balance of a commercial business loan held by the Company was approximately $145,000.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial business loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At September 30, 2007, $1.9 million, or 3.2%, of the Company’s commercial business loan portfolio was non-performing.

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

Loans are generally originated by the Company’s staff of loan officers.  Loan applications are taken and processed in the branches and the main office of the Company.  While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market.  Demand is affected by the interest rate and economic environment.

The Company, from time to time, sells whole loans and loan participations, generally without recourse.  At September 30, 2007, there were no loans outstanding sold with recourse.  When loans are sold, the Company sometimes retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $29.6 million at September 30, 2007, of which $20.4 million were sold to Fannie Mae and $9.2 million were sold to others.

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

The following table shows the loan origination (including undisbursed portions of loans in process), purchases and advances on purchased loans, and repayment activities of the Company for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2007	2006	2005
	(Dollars in Thousands)

Originations by Type:
Adjustable Rate:
Real Estate - 1-4 Family	$5,850	$5,849	$13,578
-Commercial and Multi-Family	18,874	33,300	37,786
-Agricultural Real Estate	551	565	4,497
Non-Real Estate - Consumer	1,287	1,480	10,048
-Commercial Business	59,798	83,831	119,962
-Agricultural Operating	31,188	32,413	34,007
Total Adjustable Rate	117,548	157,438	219,878

Fixed Rate:
Real Estate - 1-4 Family	50,114	29,206	17,043
-Commercial and Multi-Family	55,518	36,942	48,001
-Agricultural Real Estate	3,599	7,500	(149)
Non-Real Estate - Consumer	3,224	2,292	12,116
-Commercial Business	22,153	58,930	37,642
-Agricultural Operating	22,320	14,248	5,549
Total Fixed-Rate	156,928	149,118	120,202
Total Loans Originated	274,476	306,556	340,080

Purchases:
Real Estate - 1-4 Family	156	599	—
-Commercial and Multi-Family	19,826	8,924	9,379
-Agricultural Real Estate	342	—	—
Non-Real Estate - Commercial Business	22,321	50,257	20,351
-Agricultural Operating	400	(851)	—
Total Loans	43,045	58,929	29,730
Total Mortgage-Backed Securities	11,682	—	15,173
Total Purchased	54,727	58,929	44,903

Sales and Repayments:
Sales:
Real Estate - 1-4 Family	10,695	1,737	16,272
Real Estate - Cml MF	3,587	—	—
Non-Real Estate - Commercial Business	—	—	(7,965)
Total Loans	14,282	1,737	8,307
Mortgage-Backed Securities	—	—	19,470
Total Sales	14,282	1,737	27,777

Repayments:
Loan Principal Repayments	333,283	428,190	319,070
Mortgage-Backed Securities Repayments	26,893	37,144	67,481
Total Principal Repayments	360,176	465,334	386,551
Total Reductions	374,458	467,071	414,328

Increase in other items, net	26,559	16,206	14,776
Net (Decrease)	$(32,978)	$(87,117)	$(42,346)

At September 30, 2007, approximately $44.1 million, or 12.2%, of the Company’s gross loan portfolio consisted of purchased loans.  The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

At September 30, 2007, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows: 4% in Iowa, 3% in Washington, 2% in Minnesota, 1% each in South Dakota and Oregon, and the remaining 1% in eight other states.

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

The following table sets forth the Company’s loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2007.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
			Percent			Percent			Percent
			of			of			of
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate:
1-4 Family	7	$305	14%	—	$—	0%	3	$243	10%
Commercial & Multi-Family	1	1,640	73%	—	—	—	—	—	—
Agricultural Real Estate	—	—	—	—	—	—	1	13	1%
Consumer	6	66	3%	1	1	0%	2	5	0%
Agricultural Operating	—	—	0%	—	—	—	1	150	7%
Commercial Business	3	235	10%	2	2,653	100%	2	1,882	82%
Total	17	$2,246	100%	3	$2,654	100%	9	$2,293	100%

Delinquencies 90 days and over constituted 0.6% of total gross loans and 0.3% of total assets.

The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio.  Loans, with some exceptions, are typically placed on non-accrual status when the loan becomes 90 days or more delinquent or when the collection of principal and/or interest becomes doubtful.  For all years presented, the Company’s troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table and were performing as agreed.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Non-Accruing Loans:
1-4 Family	$243	$22	$—	$—	$156
Commercial & Multi Family	—	—	—	399	334
Agricultural Real Estate	13	—	—	—	—
Consumer	5	—	1	59	17
Agricultural Operating	—	182	218	254	291
Commercial Business	1,867	5,076	2,204	—	126
Total	2,128	5,280	2,423	712	924

Accruing Loans Delinquent:
90 Days or More	—	—	—	—	—
Total

Restructured Loans:
Consumer	—	—	—	—	—
Agricultural Operating	150	—	7	9	28
Commercial Business	15	—	—	8	31
Total	165	—	7	17	59

Foreclosed Assets:
1-4 Family	—	15	—	—	—
Commercial & Multi Family	229	35	1,841	—	912
Consumer	24	—	—	—	4
Commercial Business	65	—	2,865	—	193
Total	318	50	4,706	—	1,109
Less: Allowance for Losses	—	—	—	—	—
Total Foreclosed Assets, Net	318	50	4,706	—	1,109

Total Non-Performing Assets	$2,611	$5,330	$7,136	$729	$2,092
Total as a Percentage of Total Assets	0.38%	0.72%	0.92%	0.09%	0.27%

For the year ended September 30, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $462,000, of which none was included in interest income.

Non-accruing Loans.  At September 30, 2007, the Company had $2.1 million in non-accruing loans, which constituted 0.6% of the Company’s gross loan portfolio.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2007, the Company had no accruing loans delinquent 90 days or more.

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

On the basis of management’s review of its assets, at September 30, 2007, the Company had classified a total of $6.0 million of its assets as substandard, $82,000 as doubtful and none as loss. There were no real estate owned or other foreclosed assets classified at September 30, 2007.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management.  Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime loans, management is concerned that recent developments in the sub-prime mortgage market may have a ripple effect on residential real estate prices.  In addition, the potential for an economic slowdown and recent increase in energy prices may strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past six years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management recognizes that low charge-off rates over the past several years reflect the strong economic environment and are not indicative of likely losses over a full business cycle.  This observation, as well as the aforementioned concerns regarding an economic slowdown, has led management to the conclusion that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets are very favorable.  Higher commodity prices as well as higher yields have created positive economic conditions for most farmers.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the aforementioned possibility for a slowdown in economic growth during the next fiscal year may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2007 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and, if the value declines, a specific provision for losses on such property is established by a charge to operations.

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at Beginning of Period	$6,391	$6,793	$5,144	$4,668	$4,368

Charge Offs:
1-4 Family	—	—	—	(7)	(4)
Agricultural Operating	—	—	—	—	—
Commercial & Multi Family	(1,762)	—	(141)	—	(31)
Consumer	(50)	(6)	(13)	(19)	(49)
Commercial Business	(3,803)	(1,036)	(3,057)	—	(29)
Total Charge Offs	(5,615)	(1,042)	(3,211)	(26)	(113)
Recoveries:
1-4 Family	—	—	—	2	2
Consumer	3	5	33	25	13
Commercial Business	546	324	—	2	10
Commercial & Multi Family	—	—	114	—	—
Agricultural Operating	—	—	—	—	7
Total Recoveries	549	329	147	29	32

Net Charge Offs	(5,066)	(713)	(3,064)	3	(81)
Additions Charged to Operations	3,168	311	4,713	473	381
Balance at End of Period	$4,493	$6,391	$6,793	$5,144	$4,668

Ratio of Net Charge Offs During the Period to
Average Loans Outstanding During the Period	1.43%	0.18%	0.75%	0.00%	0.03%

Ratio of Net Charge Offs During the Period to
Non-Performing Assets	194.03%	13.38%	42.94%	-0.41%	3.87%

For more information on the provision for loan losses, see “Management’s Discussion and Analysis - Results of Operations” in the Annual Report.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
	(Dollars in Thousands)

One-to-Four Family	$111	12.59%	$120	15.41%	$93	15.76%	$88	18.30%	$124	19.87%
Commercial & Multi Family Real Estate	1,246	47.13%	1,403	42.17%	2,243	46.59%	2,767	47.99%	2,425	47.97%
Agricultural Real Estate	70	4.60%	101	3.74%	130	2.95%	166	2.62%	101	2.60%
Consumer	153	10.20%	116	7.97%	416	7.05%	373	7.43%	340	7.40%
Agricultural Operating	178	9.19%	205	7.60%	454	5.34%	466	4.82%	613	6.00%
Commercial Business	2,404	16.29%	4,140	23.11%	3,288	22.31%	1,258	18.84%	923	16.16%
Unallocated	331	—	306	—	169	—	26	—	142	—
Total	$4,493	100.00%	$6,391	100.00%	$6,793	100.00%	$5,144	100.00%	$4,668	100.00%

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

As of September 30, 2007, the Company’s entire investment and mortgage-backed securities portfolios were classified as available for sale.  For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 5 to the Notes to Consolidated Financial Statements in the Annual Report.

As of September 30, 2007, investment and mortgage-backed securities with fair values of approximately $46.6 million were pledged as collateral for the Bank’s FHLB advances and reverse repurchase agreements.  For additional information regarding the Company’s collateralization of borrowings, see Notes 10 and 11 to the Notes to Consolidated Financial Statement in the Annual Report.

Investment Securities.  It is the Company’s general policy to purchase investment securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, corporate debt securities and overnight federal funds.

The following table sets forth the carrying value of the Company’s investment security portfolio, excluding mortgage-backed securities and other equity securities, at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2007	2006	2005
	(Dollars in Thousands)
Investment Securities
Trust Preferred & Corporate Securities	$24,410	$26,279	$24,028
Municipal Bonds	1,550	95	391
Other	—	109	1,013
Subtotal	25,960	26,483	25,432

FHLB and FRB Stock	4,015	5,053	7,472

Total Investment Securities and FHLB and FRB Stock	$29,975	$31,536	$32,904

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and
Federal Funds Sold	$85,110	$100,243	$8,259

(1)          Within the trust preferred securities presented above, there are securities from individual issuers that exceed 10% of the Company’s total equity.  The name and the aggregate market value of securities of each individual issuer as of September 30, 2007 are as follows: Key Corp Capital I, $4.58 million; Bank Boston Capital Trust IV, $4.49 million; BankAmerica Capital III, $4.50 million; PNC Capital Trust, $4.37 million; Huntington Capital Trust II, $4.32 million.

(2)          The Company at times maintains balances in excess of insured limits at various financial institutions including the Federal Home Loan Bank of Des Moines, the Federal Reserve Bank, and other private institutions.  At September 30, 2007, the Company had $10.0 million of interest bearing deposits held at the Federal Home Loan Bank of Des Moines (“FHLB”).  At September 30, 2007, the Company had $75.0 million of federal funds sold at several private institutions.  The Company does not believe these deposits carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30, 2007
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Market Value
	(Dollars in Thousands)
Trust Preferred & Corporate Securities	$999	$—	$—	$23,411	$26,784	$24,410
Municipal Bonds	—	548	569	433	1,534	1,550

Total Investment Securities	$999	$548	$569	$23,844	$28,318	$25,960

Weighted Average Yield (1)	5.67%	3.96%	3.95%	6.31%	6.51%	6.56%

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

At September 30, 2007, the Company had mortgage-backed securities with a carrying value of $123.9 million, representing 93% of the total portfolio, which had fixed rates of interest and $8.8 million, representing 7% of the total portfolio, which had adjustable rates of interest.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2007, $70.7 million or 53% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2007	2006	2005
	(Dollars in Thousands)
Ginnie Mae	$—	$—	$3
CMO	4	6	7
Freddie Mac	73,749	88,486	113,202
Fannie Mae	58,921	56,455	72,026
Privately Issued Mortgages Pass-Through Certificates	67	73	85
Total	$132,741	$145,020	$185,323

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2007.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30, 2007
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Market Value
	(Dollars in Thousands)
CMO	$—	$—	$—	$4	$4	$4
Freddie Mac	1	64,961	—	8,787	75,209	73,749
Fannie Mae	—	46,755	2,243	9,923	60,157	58,921
Privately Issued Mortgages Pass-Through Certificates	—	—	—	67	61	67
Total Investment Securities	$1	$111,716	$2,243	$18,781	$135,431	$132,741

Weighted Average Yield	10.01%	4.15%	5.73%	4.94%	4.29%	4.29%

At September 30, 2007, the contractual maturity of 14.1% of all of the Company’s mortgage-backed securities was in excess of ten years.  The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Sources of Funds

General.  The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

Borrowings, including Federal Home Loan Bank (“FHLB”) of Des Moines advances and repurchase agreements, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

Deposits.  The Company offers a variety of deposit accounts having a wide range of interest rates and terms.  The Company’s deposits consist of passbook and statement savings accounts, money market savings accounts, NOW and regular checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 months.  The Company only solicits deposits from its primary market area and does not currently use brokers to obtain deposits.  The Company relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits.  The Company has no brokered deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

The variety of deposit accounts offered by the Company, and the expanding activities of MPS, has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives.  Based on its experience, the Company believes that its passbook savings, money market savings accounts, NOW and regular checking accounts are relatively stable sources of deposits.  However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

$242.9 million of the Company’s deposit portfolio is attributable to MPS.  The majority of these deposits represent un-spent funds on prepaid debit cards and other stored value products.  $237.2 million are included with non-interest-bearing demand deposits and $5.7 million are included with money market accounts on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not earn interest.  MPS originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of liquidity risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows would be more significant than if the bank were to lose a more traditional customer.  The Company takes this additional risk into account when planning its investment and liquidity strategies.  The increase in deposits arising from MPS has also allowed the bank to reduce its reliance on higher costing certificates of deposits and public funds.

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2007	2006	2005
	(Dollars in Thousands)
Opening Balance	$538,071	$510,459	$434,352
Deposits	21,679,955	11,675,007	3,120,428
Withdrawals	(21,663,114)	(11,654,804)	(3,051,756)
Sale of Deposit	(39,172)	—	—
Interest Credited	7,238	7,507	7,234

Ending Balance	$522,978	$538,169	$510,258

Net Increase (Decrease)	$(15,093)	$27,710	$75,906

Percent Increase (Decrease)	-2.81%	5.43%	17.48%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:

Non-Interest Bearing Demand Accounts	$260,098	49.73%	$186,135	34.59%	$99,444	19.49%
Interest Bearing Demand Accounts	14,600	2.79	24,524	4.56	31,058	6.09
Passbook Savings Accounts	10,265	1.96	28,178	5.24	60,667	11.89
Money Market Accounts	81,292	15.54	98,697	18.34	68,723	13.47

Total Non-Certificate	366,255	70.03	337,534	62.72	259,892	50.93

Certificates:

Variable	1,085	0.21	1,501	0.28	998	0.20
0.00 - 1.99%	18	0.00	1,370	0.03	16,807	3.29
2.00 - 3.99%	24,696	4.72	62,788	11.67	178,349	34.95
4.00 - 5.99%	130,914	25.03	134,966	25.08	49,680	9.74
6.00 - 7.99%	10	0.00	10	0.00	4,532	0.89

Total Certificates	156,723	29.97	200,635	37.28	250,366	49.07
Total Deposits	$522,978	100.00%	$538,169	100.00%	$510,258	100.00%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2007.  Balances related to discontinued bank operations have been eliminated for all periods presented.

Certificate accounts maturing in quarter ending:	Variable	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
December 31, 2007	$348	$18	$4,770	$28,573	$—	$33,709	21.5%
March 31, 2008	200	—	3,858	22,657	—	$26,715	17.0
June 30, 2008	130	—	3,604	16,089	—	$19,823	12.6
September 30, 2008	114	—	7,576	19,368	—	$27,058	17.3
December 31, 2008	67	—	1,621	6,460	—	$8,148	5.2
March 31, 2009	226	—	1,673	3,721	—	$5,620	3.6
June 30, 2009	—	—	539	6,876	—	$7,415	4.7
September 30, 2009	—	—	334	2,632	—	$2,966	1.9
December 31, 2009	—	—	117	4,463	—	$4,580	2.9
March 31, 2010	—	—	445	9,489	—	$9,934	6.3
June 30, 2010	—	—	103	2,251	—	$2,354	1.5
September 30, 2010	—	—	—	1,662	—	$1,662	1.1
Thereafter	—	—	56	6,673	10	$6,739	4.3

Total	$1,085	$18	$24,696	$130,914	$10	$156,723	100.0%

Percent of total	0.7%	0.0%	15.8%	83.5%	0.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2007.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$24,164	$20,230	$38,281	$38,348	$121,023

Certificates of deposit of $100,000 or more	9,545	6,484	8,601	11,070	$35,700

Total certificates of deposit	$33,709	$26,714	$46,882	$49,418	$156,723

(1)  At September 30, 2007, there were no deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings historically have consisted primarily of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2007, the Bank had $68.0 million of advances from the FHLB of Des Moines and the ability to borrow up to an approximate additional $81.6 million.  At September 30, 2007, advances totaling $21.0 million had terms to maturity of one year or less.  The remaining $47.0 million had maturities ranging up to 12 years.

On July 16, 2001, the Company issued all of the 10,000 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75%, not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions will be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date to a date not earlier than July 25, 2007.  The option has not been exercised as of the date of this filing.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture Agreement.  Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.  The trust preferred securities have been includable in the Company’s capital calculations since they were issued.

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2007, the Company had $224,000 of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms.  These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities.  The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding.  The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into.  At September 30, 2007, the Company had no wholesale repurchase agreements outstanding.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements and Subordinated Debentures for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2007	2006	2005
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$89,300	$147,450	$213,950
Repurchase agreements	15,470	19,469	20,672
Subordinated debentures	10,310	10,310	9,800

Average Balance:
FHLB advances	$77,433	$115,102	$194,960
Retail and reverse repurchase agreements	7,862	16,536	21,492
Subordinated debentures	10,310	10,310	10,310

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	September 30,
	2007	2006	2005
	(Dollars in Thousands)
FHLB advances	$68,000	$89,300	$147,450
Repurchase agreements	224	15,179	19,607
Subordinated debentures	10,310	10,310	9,800

Total borrowings	$78,534	$114,789	$176,857

Weighted average interest rate of FHLB advances	5.43%	4.96%	4.56%

Weighted average interest rate of repurchase agreements	3.37%	3.13%	2.89%

Weighted average interest rate of subordinated debentures	9.06%	9.30%	7.67%

Subsidiary Activities

The subsidiaries of the Company are MetaBank, MetaBank WC, Meta Trust and First Midwest Financial Capital Trust I.  MetaBank has one service corporation subsidiary, First Services Financial Limited (“First Services”).  At September 30, 2007, the net book value of MetaBank’s investment in First Services was approximately $114,000.  MetaBank WC does not have any subsidiaries.  MetaBank organized First Services, its sole service corporation, in 1983.  First Services currently has no active operations.

Meta Payment Systems® Division

Meta Financial, through its subsidiary MetaBank, operating under the divisional name Meta Payment Systems, offers a complement of prepaid cards and other payment industry related products and services that are marketed to consumers through financial institutions and other commercial entities.  The products and services offered by Meta Payment Systems are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds [previously deposited at MetaBank].  Meta Payment Systems offers specific product solutions in the following areas: (i) prepaid cards, (ii) consumer credit products, and (iii) ATM sponsorship.  Meta Payment Systems’ products and services generally target banks, card processors and third party marketers who distribute the cards.

Each segment of Meta Payment System’s business is discussed generally below.  With respect to the segments, there can be a significant amount of cross-selling and cross-utilization of personnel and resources (e.g., a client asks Meta Payment Systems to develop products for both prepaid and credit card needs).

Prepaid Cards.  Prepaid cards usually take the form of credit card-sized plastics embedded with a magnetic stripe which encodes relevant card data (which may or may not include information about the user and/or purchaser of such card).  When the holder of such a card attempts a permitted transaction, necessary information, including the authorization for such transaction, is shared between the “point of use” or “point of sale” and authorization systems maintaining the account of record.

The funds associated with such cards are held in pooled accounts at MetaBank representing the aggregate value of all cards issued in connection with particular products or programs, further described below.  The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a semi-closed loop (e.g., the card will only work at a specific set of merchants such as a shopping mall), or open loop which function as a Visa, MasterCard, or Discover branded debit card that will work wherever such cards are accepted for payment.

This segment of Meta Payment Systems’ business can generally be divided into three categories: reloadable cards, non-reloadable cards, and benefit/insurance cards.  Government benefits are another growing application for prepaid cards; however, MPS has not focused on this category to date.

Reloadable cards.  The most common reloadable prepaid card programs are payroll cards, whereby an employee’s payroll is loaded to the card by their employer utilizing direct deposit, or General Purpose Reloadable (GPR) whereby cards are usually distributed by retailers and can be reloaded an indefinite number of times at participating retail load networks. Another example of a reloadable card would be Travel Cards which are used to replace travelers checks and can be reloaded a predetermined number of times. Reloadable cards are generally open loop cards that consumers can use to obtain cash at ATMs or purchase goods and services wherever such cards are accepted for payment.

Non-reloadable cards.  Non-reloadable prepaid cards are sometimes referred to as disposable and may only be used until the relevant funds initially loaded to the card have been exhausted.  These include gift cards, rebate cards, and promotional or incentive cards. These cards may be closed loop or open loop but are generally not available to obtain cash. Under certain conditions, these cards may be anonymous, whereby no customer relationship is created and the identity of the cardholder is unknown. Except for gift cards, many non-reloadable card programs are funded by a corporation as a marketing expense rather than from consumer funds.

Benefit/insurance cards.  Benefit/insurance cards are traditionally used by employers and large commercial companies (such as property insurers) to distribute benefits to persons entitled to such funds.  Possible uses of benefit cards could be the distribution of money for qualified expenses related to an employer sponsored flexible spending account program (FSA) or the distribution of insurance claim proceeds to insureds who have made a payable claim against an existing insurance policy.  These cards are generally open loop or semi-closed loop as in the case of an FSA card that can only be used for qualified medical expenses.

Consumer Credit Products. MPS is offering various consumer credit products including credit cards, short term/micro loan products, and installment loans targeted at various consumers across the credit spectrum. Under such programs, MPS typically utilizes vendors to market and service loans, sells a significant portion of the receivables and revenue stream to third parties without recourse, and remains the owner of the consumer account relationship. MPS collects fee income from each account and interest income from its share of receivable balances.

ATM Sponsorship. Meta Payment Systems sponsors financial institutions into various networks to enable them to issue network-branded debit cards and accept cards issued by other financial institutions at their ATM terminals.  The division also sponsors ATM independent sales organizations (“ISOs”) into various networks and provides associated sponsorships of encryption support organizations and third party processors in support of the financial institutions and the ATM ISO sponsorships.  Sponsorship consists of the review and oversight of entities participating in debit and credit networks.  In certain instances, Meta Payment Systems also has certain leasehold interests in certain ATMs which require bank ownership and registration for compliance with applicable state law.

While the Company believes that it has adopted policies and procedures to manage and monitor the risks attendant to this line of business, and while the executives who manage the Company’s program have years of experience, no guarantee can be made that the Company will not experience losses in this division.

Regulation

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

Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

•                All financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

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

Sarbanes-Oxley Act of 2002.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”).  The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements.  The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act.

Pursuant to Section 302 of the SOA, Meta Financial’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports filed with the SEC fairly present, in all material respects, the operations and conditions of Meta Financial.  In addition, management will have to make the attestation required by Section 404 of the SOA at the conclusion of its fiscal year 2008.  Section 404 requires that management annually assess and report on the effect of internal controls of financial reporting and the Company’s external auditors must attest to such assessment and report.  Section 404 also requires an auditor attestation but such attestation may not be required until the conclusion of Meta Financial’s 2009 fiscal year.

Meta Financial has developed policies, procedures and internal processes to ensure compliance with the SOA; nonetheless, the Company’s disclosure controls were not effective at the conclusion of the 2007 fiscal year.  See “Item 9A. Controls and Procedures.”  It is believed, however, that the implementation of the SOA’s compliance requirements will result in additional expense for Meta Financial.

Federal Deposit Insurance Reform Act of 2005.  The Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), signed into law on February 8, 2006, amended current laws regarding the federal deposit insurance system.  Pursuant to the FDIRA, the Federal Deposit Insurance Corporation (“FDIC”) merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into one deposit insurance fund, the Deposit Insurance Fund (“DIF”), on March 31, 2006.  The new legislation also abolished the prior minimum 1.25% reserve ratio and the mandatory assessments when the ratio falls below 1.25%.  Under the FDIRA, the FDIC, at the beginning of each year, has the flexibility to adjust the DIF’s reserve ratio between 1.15% and 1.50% depending upon a variety of factors, including projected losses, economic considerations and assessment rates.  For both 2007 and 2008, the FDIC set the designated reserve ratio at 1.25%

Deposit insurance coverage limits are raised under the FDIRA from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts (including Keough accounts and “457” plan accounts, among others).  The current $100,000 limit continues to apply to individual accounts and municipal deposits; however, Congress included in the

FDIRA the authority for the FDIC to review all levels of insurance coverage after March 31, 2010, and index such insurance coverage to inflation.  Additionally, the FDIRA states that undercapitalized financial institutions cannot accept employee benefit plan deposits.

Certain one-time deposit premium assessment credits were also authorized under the FDIRA, and regulations related to the apportionment of such credits have been issued by the FDIC.  On May 25, 2007, MetaBank was notified of its assessment credit.  The assessment credit will be applied automatically to reduce deposit insurance assessments beginning with the assessment due on June 29, 2007.  The amount calculated as MetaBank’s share of the credit was $289,425.65.  On June 15, 2007, MetaBank WC was notified of its assessment credit.  This assessment credit will be applied automatically to reduce deposit insurance assessments beginning with the assessment due on June 15, 2007.  The amount calculated as MetaBank WC’s share of the credit was $39,748.44.  Note that these deposit insurance credits do not affect FICO obligations discussed below.

Financial Services Regulatory Relief Act of 2006.   On October 13, 2006, President Bush signed into law the Financial Services Regulatory Relief Act of 2006.  The legislation includes language important to all financial institutions, and the specific provisions applicable to federal savings associations include the following:

•                providing savings and loan trust departments with the same exemption from the investment adviser and broker-dealer regulatory requirements to the same extent previously enjoyed by bank trust departments with respect to the Investment Advisers Act of 1940 and the Securities Exchange Act of 1934 (adopted by the SEC in October, 2007);

•     requiring the Securities and Exchange Commission and the Federal Reserve Board, in consultation with the other federal banking regulators, including the Office of Thrift Supervision, to formally resolve regulatory issues with respect to the regulation of securities activities by banks and federal savings associations (final rules were adopted jointly by the SEC and the Federal Reserve in September, 2007);

•                providing that a federal savings association is only a citizen of the state in which its home office is located for purposes of determining diversity jurisdiction (a provision that previously had been applicable to national banks only);

•                increasing to $500 million the applicable asset size for an 18-month examination cycle;

•                requiring the federal banking agencies to develop a succinct model privacy notice with respect to Gramm-Leach-Bliley privacy provisions and mandating that a regulatory safe harbor be provided to financial institutions that use such model privacy policy (final rules were adopted by the banking agencies in March, 2007);

•                extending the powers of federal banking agencies to take enforcement actions against persons for conduct that occurred during their affiliation with the financial institution regardless of whether the person remains employed by the institution; and

•                repealing certain requirements governing purchased mortgage servicing rights found in the Home Owners’ Loan Act.

DOD Credit Regulations.  Effective October 1, 2007, the US Department of Defense (the “DOD”) regulations resulting from the John Warner National Defense Authorization Act for Fiscal Year 2007 went into effect.  These regulations impose certain restrictions on the types of provisions that may be found in consumer credit products provided to “covered borrowers,” a term generally defined as active duty service members and their dependents.  The rules affect all “creditors,” including the Banks.

The regulations were implemented by the DOD in an effort to protect service members from predatory loan practices and are an attempt to balance service member protections with access to credit.  Importantly, for the transactions covered by the regulations, there is a new Military Annual Percentage Rate (“MAPR”) that must be calculated and the MAPR is capped at 36%.

It should be noted that, in the adopting regulations, the DOD stated that it maintains the ability to issue additional rules in the future.

Privacy.  The Banks are required by statute and regulation to disclose their privacy polices to the Banks’ consumers and, on an annual basis, to their customers.   Pursuant to such privacy notices, the Banks’ customers may opt out of the sharing of their nonpublic personal information with non-affiliated third parties.  The Banks are also required to appropriately safeguard their customers’ personal information.

Other Regulation.  The Banks are also subject to a variety of other regulations with respect to their business operations including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act.  As discussed below, any change in the regulations affecting the Banks’ operations is not predictable and could affect the Banks’ operations and profitability.

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

Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks.  Under this policy, the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

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

The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.  The list of activities permitted by the FRB includes, among other things, operating a savings institution (such as MetaBank), mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; real estate and personal property appraising; and, subject to certain limitations, providing securities brokerage services for customers.  The scope of permissible activities may be expanded from time to time by the FRB.  Such activities may also be affected by federal legislation.  In addition, should the FRB determine that the activity or the control of a subsidiary or affiliate engaged in such activity poses a significant risk to the safety and soundness of any of a bank holding company’s bank subsidiaries, the FRB is authorized to order the termination of such activity or the termination of control of such subsidiary or affiliate, as applicable.

Meta Financial currently has four wholly-owned subsidiaries; MetaBank, a federally-chartered thrift institution; MetaBank WC, an Iowa-chartered commercial bank and state member bank of the FRB; First Midwest Financial Capital Trust I, a statutory business trust organized under the Delaware Business Trust Act; and Meta Trust, a South Dakota corporation that provides trust services.  MetaBank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits.  MetaBank is a member of the FHLB System and is subject to certain limited regulation by the FRB.  Such regulation and supervision governs the activities in which an institution can engage and the manner in which such activities are conducted, and is intended primarily for the protection of the insurance fund and depositors.  MetaBank WC is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the “Superintendent”) and the FRB, which are its state and primary federal regulators, respectively. It is also subject to regulation by the FDIC, which insures its deposits up to applicable limits.  As with MetaBank, such regulation and supervision governs the activities in which MetaBank WC can engage and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

Assuming the sale of MetaBank WC is consummated, and subject to deregistration with the FRB and registration with OTS, Meta Financial will become a unitary savings and loan holding company, subject to the regulation of the OTS, and not the FRB, as its primary federal regulator.  The BHCA will then cease to apply directly to Meta Financial, which will then become subject to regulation by OTS pursuant to the Home Owner’s Loan Act.  The OTS has extensive enforcement authority over all savings institutions, such as Meta Bank, and their holding companies, including, among other things, the ability to (i) assess money penalties, and (ii) to issue cease and desist orders or removal orders or injunctive actions for violations of rules, laws or unsafe and unsound practices.

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

Federal Regulation of the Banks.  The OTS has extensive supervisory and regulatory authority over the operations of savings associations.  As part of this authority, MetaBank is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC.  The last regular OTS examination of Meta Financial was as of October 10, 2006.  MetaBank WC is subject to similar regulation and oversight by the Superintendent and the FRB and was last examined as of May 23, 2007.

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

Both MetaBank’s and MetaBank WC’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  MetaBank WC is subject to similar restrictions.  At September 30, 2007, MetaBank’s and MetaBank WC’s lending limit under these restrictions was $8.1 million and $896,000, respectively.  MetaBank and MetaBank WC are in compliance with their lending limits.

Insurance of Accounts and Regulation by the FDIC.  MetaBank and MetaBank WC are members of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF.  The FDIC also has the authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Pursuant to a rule adopted by the Board of Directors of the FDIC in November 2006, beginning in 2007, the FDIC will place each insured institution into one of four risk categories.  Category placement will be a two-step process based on (i) capital ratios (the capital assignment group), and (ii) other relevant information (the supervisory group assignment).  Capital group assignments will be made quarterly and include the following designations: well capitalized, adequately capitalized and undercapitalized.

Supervisory group assignments will be divided as follows: (X) group A (financially sound institutions), (Y) group B (institutions that demonstrate weakness), and (Z) group C (institutions that pose a substantial possibility of loss to the DIF unless corrective action is taken).

The schedule of DIF assessment rates has been revised.  Effective January 1, 2007, there are four risk categories.  Premiums for 2008 will range from 5 cents per $100 of assessable deposits (for institutions deemed to be in the lowest risk category) to 43 cents per $100 of assessable deposits (for institutions deemed to be in the highest risk category).  At September 30, 2007, MetaBank’s risk category assignment required a payment of six cents per $100 of assessable deposits. As of September 30, 2007, MetaBank WC’s risk category assignment required a payment of seven cents of assessable deposits.

DIF-insured institutions pay a Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarter ended September 30, 2007, the FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits.  These assessments will continue until the bonds mature in 2019.

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

Regulatory Capital Requirements.  Federally insured financial institutions, such as MetaBank and MetaBank WC, are required to maintain a minimum level of regulatory capital.  These capital requirements mandate that an institution maintain at least the following ratios: (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk-weighted assets ratio of 4%, and (3) a risk-based capital to risk-weighted assets ratio of 8%.  Capital requirements in excess of these standards may be imposed on individual institutions on a case-by-case basis.  As of September 30, 2007, both Banks were in compliance with all capital standards applicable to them and were designated a “well-capitalized” under federal guidelines.  See Note 16 to the Notes to Consolidated Financial Statements in the Annual Report.

Prompt Corrective Action.  Federal banking regulators are authorized and, under certain circumstances required, to take certain actions against banks that fail to meet their capital requirements.  Effective December 19, 1992, the federal banking agencies were given additional enforcement authority with respect to undercapitalized depository institutions.  They are generally required to take action to restrict the activities of an “undercapitalized” bank (generally defined to be one with less than either a four percent core capital ratio, a four percent Tier 1 risked-based capital ratio or an eight percent risk-based capital ratio).  Any such bank must submit a capital restoration plan and, until such plan is approved, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The banking regulators are authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

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

Qualified Thrift Lender Test.  All savings associations, including MetaBank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related loans and investments.  At September 30, 2007, MetaBank met the test and has always met the test since its effectiveness.

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

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the OTS and the FRB, in connection with the examination of MetaBank and MetaBank WC, respectively, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution.  An unsatisfactory rating may be used as the basis for the denial of such an application.  MetaBank was examined for CRA compliance in August 2004 and MetaBank WC was examined for CRA compliance in June 2003.

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

Holding Company Dividends.  The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.  The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as significantly “undercapitalized” or “undercapitalized” and it fails to submit and implement a capital restoration plan.

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

Transactions with Affiliates.  The Banks must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates.  Generally, transactions between an institution or its subsidiaries and its affiliates are required to be on terms as favorable to the Banks as transactions with non-affiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institutions’ capital.  Affiliates of the Banks include the Corporation and any company that is under common control with the Banks.  In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations.  These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the Bank.

Federal Home Loan Bank System.  MetaBank and MetaBank WC are both members of the FHLB of Des Moines, one of 12 regional FHLBs that administers the home financing credit function of savings associations that is subject to supervision and regulation by the Federal Housing Finance Board.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances must be used for residential home financing.

As members of the FHLB System, MetaBank and MetaBank WC are required to purchase and maintain stock in the FHLB of Des Moines pursuant to a predetermined formula.  At September 30, 2007, the Banks (including discontinued operations) had in the aggregate $4.6 million in FHLB stock, which was in compliance with this requirement.  For the fiscal year ended September 30, 2007, dividends paid by the FHLB of Des Moines to MetaBank and MetaBank WC totaled $252,802.

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

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of September 30, 2007, MetaBank’s Excess for tax purposes totaled approximately $6.7 million.

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

The Company serves Adair, Buena Vista, Dallas, Guthrie and Polk counties in Iowa and Brookings, Lincoln and Minnehaha counties in South Dakota.  There are twenty-two commercial banks, four savings bank other than MetaBank, and two credit unions which compete for deposits and loans in MetaBank’s primary market area in northwest Iowa and eight commercial banks, one savings bank other than MetaBank, and one credit union which compete for deposits and loans in MetaBank’s market area in Brookings, South Dakota.  In addition, there are eleven commercial banks in MetaBank WC’s primary market area in west central Iowa.  The Banks compete for deposits and loans with numerous financial institutions located throughout the metropolitan market areas of Des Moines, Iowa and Sioux Falls, South Dakota.

Employees

At September 30, 2007, the Company and its subsidiaries had a total of 323 employees, including 22 part-time employees.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company who do not serve on the Company’s Board of Directors.  There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.

On June 27, 2005, Mr. Troy Moore III was named Executive Vice President and Chief Operating Officer of the Company and MetaBank. Additionally, Mr. Moore became a member of the Executive Committees of both the Company and MetaBank. Previously, Mr. Moore, age 39, had been the president of the Central Iowa Market of MetaBank, a position he had held since 1998. He joined MetaBank in 1997 as a Vice President in the Central Iowa Market. Mr. Moore received a Bachelor of Business Administration degree from Iowa State University, Ames, Iowa.  Mr. Moore is the son-in-law of James S. Haahr, the Company’s Chairman of the Board, and the brother-in-law of J. Tyler Haahr, the Company’s President and Chief Executive Officer.

On October 16, 2007, Mr. David W. Leedom, age 53, was appointed Acting Chief Financial Officer of the Company.  Mr. Leedom brings over 22 years of experience in the banking and financial services industry to the company.  Since January, 2007, Mr. Leedom has served as Senior Vice President of Portfolio Credit and Business Analytics at MetaBank.  He previously served as a Senior and as an Executive Vice President for Bankfirst for 11 years prior to joining Meta in January 2007; his experience at Bankfirst included his positions as EVP of Accounting and Finance and Portfolio Management.  Mr. Leedom received a Bachelor of Business Administration in Accounting degree from the University of Iowa.

Mr. Jonathan M. Gaiser, age 40, joined Meta Financial as Senior Vice President, Secretary, Treasurer, and Chief Financial Officer in January 2006. Mr. Gaiser was previously First Vice President and Assistant Treasurer at Commercial Federal Bank in Omaha, Nebraska.  Mr. Gaiser received a

Bachelor of Arts degree from St. Olaf College in Northfield, Minnesota, and a Master of Business Administration degree from George Washington University in Washington, D.C.  Mr Gaiser also holds a Chartered Financial Analyst professional designation.  Mr. Gaiser resigned his positions with the Company effective October 16, 2007.

 Item 1A.                Risk Factors

Factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results include those described below as well as other risks and factors identified from time to time in our SEC filings.  The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this annual report on Form 10-K, including the Company’s financial statements and related notes.

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

MetaBank and MetaBank WC (collectively, the “Banks”) and the Company operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), the State of Iowa, the Federal Deposit Insurance Corporation (“FDIC”),

and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  See “Business – Regulation” herein.  Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  Such regulation and supervision govern the activities in which an institution may engage, including the activities of MetaBank’s Meta Payment Systems Division, and are intended primarily for the protection of the Banks and their depositors.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing savings banks, could have a material impact on the Banks and the Company’s operations.

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

•                Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.

•                Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

•                Agricultural Loans. Repayment is dependent upon the successful operation of the business, which are greatly dependent on many things outside the control of either the Banks or the borrowers. These factors include weather, commodity prices, and interest rates among others.

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

The Company may have to foreclose on collateral property to protect its investment and may thereafter own and operate such property.  In such case, the Company will be exposed to the risks inherent in the ownership of real estate.  The amount that the Company, as a mortgagee, may realize after a default is dependent upon factors outside of the Company’s control, including, but not limited to:  (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God.  Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate.  Therefore, the cost of operating a real property may exceed the rental income earned from such property, and the Company may have to advance funds in order to protect the Company’s investment, or may be required to dispose of the real property at a loss.  The foregoing expenditures and costs could adversely affect the Company’s ability to generate revenues, resulting in reduced levels of profitability.

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

The Company has identified material weaknesses in its internal controls and has not maintained an effective system of disclosure controls and procedures.  As a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, the trading price of the Company’s stock and the Company’s ability to attract additional deposits.

Prior  to reporting our fiscal year end results in this report, as a result of two material weaknesses in our internal controls, we concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A material weakness is a significant deficiency, or combination of significant deficiencies in internal controls over financing reporting, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses identified are: (i) the Company’s discovery that maintenance fees charged to and collected from holders of prepaid gift cards were not recognized as income in the appropriate periods and (ii) the Company’s conclusion that the provision for income tax was not calculated correctly.

The Company filed amended reports on Form 10-Q for the quarters in fiscal 2007, and indicated that its financial statements for fiscal 2006 and the first three quarters of fiscal 2007 could no longer be relied upon. This failure may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our business, the trading price of out stock, our ability to access capital markets, and may increase the cost of any financing (including deposits) we obtain.  See “Item 9A.  Control and Procedures.”

It is anticipated that the Company will be subject to additional duties under the Sarbanes-Oxley Act in fiscal 2008.

As required by Section 404 of the Sarbanes Oxley Act, we will be required to obtain an annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.  These reporting and other obligations will increasingly place significant demands on our management, administrative, operational, internal audit, tax and accounting resources. We are implementing additional financial and management controls, reporting systems and procedures and an internal audit function and are hiring additional accounting, internal audit and finance staff.  If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to public companies could be impaired.

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

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock. As of September 30, 2007, the Company was authorized to issue up to 5,200,000 shares of common stock, of which 2,589,717 shares were outstanding, and 368,282 shares were held as treasury stock.  The Company was also authorized to issue up to 800,000 shares of preferred stock, none of which is outstanding or reserved for issuance.  Accordingly, and although it has no plans to do so, without further stockholder approval, the Company may issue up to 2,610,823 additional shares of common stock and up to 800,000 shares of preferred stock, which obviously may affect the market price for shares of the Company’s common stock.

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

Risks Related to MetaBank and Meta Payment Systems®, a division of MetaBank

MPS’ products and services are highly regulated financial products subject to extensive supervision and regulation.

The products and services offered by MPS are highly regulated by federal banking agencies, state banking agencies, and other federal and state regulators.  Some of the laws and related regulations affecting its operations include consumer protection laws, escheat laws, privacy laws, and data protection laws.  Compliance with the relevant legal paradigm in which the division operates is costly and requires significant personnel resources, as well as extensive contacts with outside lawyers and consultants hired by MPS to stay abreast of the applicable regulatory schemes.

While some proposed legislation would benefit MPS, it is possible that new legislation could restrict MPS’ current operations or change the regulatory environment in which the division’s customers operate.

Although it is possible that some newly enacted legislation could have either a positive or de minimis impact on its operations and profitability (such as legislation or regulation that would require all prepaid card issuers to provide FDIC pass-through insurance on the cards’ underlying funds as MetaBank currently does), it is more than likely that any new legislation affecting the operations of MPS or its customers would have a negative impact on the conduct of the relevant business.  There is no way to quantify the impact that such changes could have on the profitability or operations of MPS at this time given the unpredictable nature of the risk.

In addition to the relevant legal paradigm set forth above, it should also be noted that there has been concern within the bank regulatory environment over the use of credit and, in particular, prepaid cards as a means by which to illegally launder and move money.  Should the regulatory scheme change in any fashion as to alter the current environment by which such products and services may be offered, this could have a significant impact upon MPS’ operations as well as the operations of its customers.

MetaBank owns or is seeking a number of patents, trademarks and other forms of intellectual property with respect to the operation of its business and the protection of such intellectual property may in the future require material expenditures.

In its operations MetaBank is seeking protection for various forms of intellectual property. No assurance can be given that such protection will be granted. In addition, the competitive market environment of its business, MetaBank must be vigilant in ensuring that its patents and other intellectual property are protected and not exploited by unlicensed third parties. In addition, MetaBank must protect itself and defend against intellectual property challenges initiated by third parties making various claims against it.

It should also be noted that intellectual property risks extend to foreign countries whose protections of such property are not as extensive as those in the United States.  As such, MPS may need to spend additional sums to ensure that its intellectual property protections are maximized globally.  Moreover, should there be a material, improper use of MPS’ intellectual property, this could have an impact on the division’s operations.

Existing insurance policies may not adequately protect MPS.

Business interruption and property insurance policies are in place with respect to the operations of MPS.  Should any event triggering such policies occur, however, it is possible that our policies would not fully reimburse us for the losses we could sustain.

Costs of conforming products and services to the Payment Card Industry Data Security Standards (the “PCI DSS”) are costly and could continue to affect the operations of MPS.

The PCI DSS is a multifaceted standard that includes data security management, policies and procedures, as well as other protective measures, that was created by the largest credit card associations in the world in an effort to protect the nonpublic personal information of all types of cardholders, including prepaid cardholders and network branded credit cards (such as Visa cards and MasterCard cards).  The PCI DSS mandates a prescribed technical foundation for the collection, storage and transmission of cardholder data and also contains significant provisions regarding the testing of security protections by various entities in the payment card industry, including MPS.  Compliance with the PCI DSS is costly and changes to the standards could have an equal, or greater, effect on profitability of the relevant business division.

The potential for fraud in the card payment industry is significant.

Issuers of prepaid and credit cards have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain.  The theft of such information is regularly reported and affects not only individuals but businesses as well (albeit to a lesser degree).  Many types of credit card fraud exist, including the counterfeiting of cards and “skimming.”  “Skimming” is the term for a specialized type of credit card information theft whereby, typically, an employee of a merchant will copy the cardholder’s number and security code (either by handwriting the information onto a piece of paper, entering such information into a keypad or other device, or using a handheld device which “reads” and then stores the card information embedded in the magnetic strip).  Once a credit card number and security code has been skimmed, the skimmer can use such information for purchases until the unauthorized use is detected either by the cardholder or the card issuer.

Losses from skimming have been substantial for certain card industry participants.  Although skimming has not had a material impact on the profitability of MPS, it is possible that such activity could impact this division at some time in the future.

Products and services offered by MPS involve many business parties and the possibility of collusion exists.

As described above, the theft of cardholder data is a significant threat in the industry in which MPS operates.  This threat also includes the possibility that there is collusion between certain participants in the card system to act illegally.  Although MPS is not aware of any instances to date, it is possible that such activities could occur in the future, thereby impacting its operation and profitability.

In order to maintain an edge to its products and offerings, MPS must invest significantly in technology and research and development.

The heavy emphasis upon technology in the products and services offered by MPS requires significant expenditures with respect to research and development both to exploit technological gains and to develop new products and services to meet customers’ needs.  As is common with most research and development, while some efforts may yield substantial benefits for the division, others will not, thereby resulting in expenditures for which profits will not be realized.  MPS is not able to predict with any degree of certainty as to the level of research and development that will be required in the future, how much those efforts will cost, or how profitable such developments will be for the division once undertaken.

Visa and MasterCard, as well as other electronic funds networks in which MPS operates, could change their rules.

Pursuant to the agreements between MPS and Visa, MasterCard and other card networks, these third parties typically have retained the right to prescribe certain business practices and procedures with respect to parties such as MPS.  Such prescribed terms include, but are not limited to, a contracting party’s level of capital as well as other business requirements.

Visa and MasterCard also retain the right in their agreements with industry participants such as MPS to unilaterally change the rules under which such transactions are processed with little or no advance warning.  This power includes the power to prevent MPS from accessing their networks in order to process transactions.  Should any third party choose to invoke this right unilaterally, such changes could materially impact the operations of the MPS division.

Data encryption technology has not been perfected and vigilance in Meta Payments Systems’ information technology systems is costly.

MPS holds sensitive business and personal information with respect to the products and services it offers.  This information, which is generally digitally encrypted, is passed along various technology channels, including the Internet.  Although MPS encrypts its customer and other sensitive information and expends significant financial and personnel resources to maintain the integrity of its technology networks and the confidentiality of nonpublic customer information, because such information may travel on public technology and other non-secure channels, the confidential information is susceptible to hacking and other illegal intrusions.  Were such a security breach to occur, the provision of products and services to Meta Payment System’s customers would be impaired and the division could incur significant fines from the electronic funds associations involved, significant regulatory fines imposed by federal and/or state regulators and other prohibitions, as well as extensive litigation from commercial parties and consumers affected by such breach.

Unclaimed funds represented by unused value on the cards presents the compliance and other risks.

The notion of escheatment involves property that is abandoned and its rightful owner cannot be readily located and/or identified.  In the context of prepaid cards, the funds represented on such cards can sometimes be “abandoned” or unused for the relevant period of time set forth in each applicable state’s abandoned property laws.  Although MPS utilizes automated programs to ensure its operations are compliant with such applicable laws and regulations, there appears to be a movement among some state regulators to interpret definitions in those statutes and regulations in a manner that is different from standard industry interpretations.  Should such state regulators choose to do so, they may initiate enforcement or other litigation action against prepaid card issuers such as Meta Payments Systems.

MPS operates in a highly competitive environment and the ability to attract and retain qualified personnel may be difficult.

The field of professionals involved in the design and production of products and services offered by MPS is highly skilled and actively sought after by financial institutions, electronic card networks and other commercial entities.  As such, MPS must spend significant sums to attract employees and executives and must monitor compensation and other employment trends to ensure that compensation packages both foster the necessary creative environment and appropriately compensate such individuals in order to retain them.

Item 1B.                 Unresolved Staff Comments

Not Applicable.

Item 2.                    Properties

The Company conducts its business at its main office and branch office in Storm Lake, Iowa.  The Company operates six offices in metro Des Moines, Iowa.  The Company also operates one office in Brookings, South Dakota; four offices in Sioux Falls, South Dakota and three offices in West Central Iowa through the Company’s MetaBank WC State Bank subsidiary.  In addition, the Company leases space at another facility in Sioux Falls, South Dakota, which houses general corporate and MPS functions, leases space in Omaha, Nebraska, which houses certain MPS functions and operates a non-retail service branch in Memphis, Tennessee.

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on Westown Parkway, West Des Moines, Iowa, on North Minnesota Avenue, Sioux Falls, South Dakota, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, the administrative and MPS offices located on Broadband Lane in Sioux Falls, Omaha and the non-retail service branch in Memphis, Tennessee.  In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, the land on which the buildings were constructed is leased.  The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2007 was $19.7 million.  See Note 8 to the Notes to Consolidated Financial Statements in the Annual Report.

The Company is experiencing rapid growth, particularly as a result of growth of MPS.  While current facilities are adequate to meet its present needs, the Company may add additional locations in the future, and may be required to expand capacity for administrative support functions.

The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions.  The net book value of the data processing and computer equipment utilized by the Company at September 30, 2007 was approximately $1.7 million.

Item 3.                    Legal Proceedings

MetaBank has been named in several lawsuits whose eventual outcome could have an adverse effect on the consolidated financial position or results of operations of the Company.  Because the likelihood or amount of an adverse resolution to these matters cannot currently be reasonably estimated, the Company has not recorded a contingent liability related to these potential claims.

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

MetaBank, in conjunction with a roster of participating banks, had provided a series of loans and lines of credit to Dan Nelson Auto Group (“DNAG”) and South Dakota Acceptance Corporation (“SDAC”).  Plaintiffs allege that the MetaBank entities “participated in the fraudulent scheme” by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed “special benefits” for providing these loans.  DNAG, SDAC and Nelson have since filed for bankruptcy.  Plaintiffs also allege that MetaBank did not vigorously pursue claims against Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies.  The claims against J. Tyler Haahr personally and the MetaBank entities were dismissed with prejudice on January 4, 2008.

Related to this matter, MetaBank was the lead lender and servicer of approximately $32.0 million in loans to DNAG, SDAC, one other related auto dealership and their owners, including Nelson.  Approximately $22.2 million of the total had been sold to ten participating financial institutions.  Each participation agreement with the ten participant banks provides that the participant bank shall own a specified percentage of the outstanding loan balance at any given time. Each agreement also recites a maximum dollar amount of participations for participants.  MetaBank allocated to some participants an ownership in the outstanding loan balance in excess of the percentage specified in the participation agreement, but within the maximum amount authorized.  MetaBank believes that in each instance this was done with the full knowledge and consent of the participant.  Several participants have demanded that their participations be adjusted to match the percentage specified in the participant agreement.  Based on the total loan recoveries projected as of September 30, 2007, MetaBank calculated that it would cost approximately $953,000 to adjust these participations as the participants would have them adjusted.  A few participants have more recently asserted that MetaBank owes them additional monies based on additional legal theories.   MetaBank denies any obligation to make the requested adjustments on these or related claims.  Other than as disclosed below, MetaBank cannot predict at this time whether any of these claims will be the subject of litigation.

During the three months ended June 30, 2006 or shortly thereafter, three lawsuits were filed against the Company’s MetaBank subsidiary.  Three of the complaints are related to the Company’s alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner.  An additional bank, North American Banking Company, joined the First Midwest Bank-Deerfield Branches case, and these three bank plaintiffs were then joined in the action brought by First Premiere Bank against MetaBank. All four of these banks are now plaintiffs in one consolidated federal lawsuit, as discussed below. In addition, Home Federal Bank has brought a separate action, discussed below, in state court. These actions are currently in discovery proceedings, and the amount of costs associated with these actions cannot be determined at this time.  The Company intends, however, to vigorously defend its actions.  Subject to a reservation of rights, the Company’s insurance carrier has agreed to cover the four claims described above and is currently paying for counsel to defend all four actions.

First Premier Bank, North American Banking Company, First Midwest Bank-Deerfield Branches and Mid-Country Bank v. MetaBank (Civ. No. 06-4114).   On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota’s Second Judicial Circuit Court, Minnehaha County, in the above titled action.  These consolidated complaints allege that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $1.0 million as a result of MetaBank’s placement and administration of the loans that were the subject of the loan participation agreements.  The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty.  On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114.  Plaintiff(s) moved to remand the case back to state court, but this motion was denied.  As noted above, North American Banking Company has been allowed by the United States District Court to join this action with similar claims and allegations against MetaBank.  Discovery is continuing.

Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230).  On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, in South Dakota’s Second Judicial Circuit Court, Minnehaha County in the above titled action.  The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements.  The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing.  Discovery is continuing.

Visa and Discover-Related Transactions.  The Company is a member of the Visa USA network. During our 2008 first fiscal quarter, we were informed that VISA Inc. had reached a settlement in connection with the lawsuit brought against Visa by American Express in 2004 and had established a reserve related to an expected similar settlement with Discover Financial Services.  In addition, the Visa organization of affiliated entities had previously announced that it had completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc. Visa Inc. intends to issue and sell a majority of its shares to the public in an initial public offering.  Subsequent to the settlement announcement, the accounting treatment by member banks for the Visa restructuring transactions, including judgment sharing agreements previously executed among the Company and Visa Inc. (“Visa”) and certain other member banks of the Visa USA network has been addressed by the American Bankers Association (“ABA”).  Pursuant to this guidance, the Company will potentially have litigation liabilities associated with indemnification obligations under these agreements.  Based on the Company’s 0.00271% membership share of Visa USA and the accounting guidance we have received, we will record a litigation liability and corresponding expense of $73,500 for the first fiscal quarter ending December 31, 2007.  The Company also expects to record a gain during the second fiscal quarter of 2008 for the redemption of its shares related to Visa’s initial public offering.  It is expected that this gain will offset the litigation effect.

There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 4.                                                              Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2007.

PART II

Item 5.                     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

Page 36 of the attached 2007 Annual Report to Shareholders is herein incorporated by reference.

There have been no purchases by the Company during the quarter ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.                    Selected Financial Data

Page 2 of the attached 2007 Annual Report to Shareholders is herein incorporated by reference.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 3 through 10 of the attached 2007 Annual Report to Shareholders are herein incorporated by reference.

Item 7A.                 Quantitative and Qualitative Disclosure About Market Risk

Pages 8 through 10 of the attached 2007 Annual Report to Shareholders are herein incorporated by reference.

Item 8.                    Consolidated Financial Statements and Supplementary Data

Pages 11 through 34 of the attached 2007 Annual Report to Shareholders are herein incorporated by reference.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act as of the end of the period covered by the report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

Based upon that evaluation, our Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer) concluded that, as of September 30, 2007 our disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures, because of the material weaknesses discussed below.  To address those weaknesses, the Company performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The aforementioned evaluation identified the following material weaknesses:

1.               The Company discovered in September 2007 that maintenance fees charged to and collected from holders of prepaid gift cards, which were issued through the Company’s network of agent financial institutions, were not recognized as income in the appropriate periods.  As a result, the financial statements were restated for fiscal year 2006 and the first three quarters of 2007. With respect to such restatements, as disclosed in the Company’s previous filings, the effect on the Company’s financial statements for the year ended September 30, 2006 were not considered to be material, while the effects on the Company’s financial statements for the first three quarters of fiscal 2007 were considered to be material; accordingly, amended quarterly reports on Form 10-Q were filed by the Company.

2.               We also concluded that the provision for income tax was not calculated correctly for fiscal year 2007 before completion of the consolidated financial statements .

As noted above, the issues that resulted from these weaknesses were properly addressed before the completion of our financial statements for the fiscal year ending September 30, 2007. Regarding the first item above, management has implemented new processes that consist of the automation of manual tasks that were subject to human error. Management is working to identify and implement the necessary measures to address the second item to improve our internal control, including the enhancement of our systems and procedures to assure that the second weakness noted above is corrected.

Other than as described above, no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting.  We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2008.  Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported.  In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Item 9B. Other Information

                None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2008 filed on January 3, 2008.

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2008, filed on January 3, 2008 and from the information set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I of this Form 10-K.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2007 is presented under the headings “Meetings and Committees”, “Audit Committee Matters” and under “Election of Directors” which contains Ms. Partlow’s biography, in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on February 12, 2008, which was filed with the SEC on January 3, 2008, and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, a copy of which is available free of charge by contacting Lisa Binder, our Investor Relations Officer, at 800.792.6815 or from our internet website (www.metacash.com).

Item 11.                                                    Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2008, filed on January 3, 2008.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management andRelated Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners

The information required by this item under the sections captioned “Voting Rights; Vote Required”, “Voting of Proxies; Revocability of Proxies: Proxy Solicitation Costs” and Stock Ownership” on pages 2 through 5 of the Proxy Statement filed with the SEC on January 3, 2008 is incorporated herein by reference.

(b)           Security Ownership of Management

The information required by this item under the section captioned “Stock Ownership” on pages 4 through 5 of the Proxy Statement filed with the SEC on January 3, 2008 is incorporated herein by reference.

(c)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

(d)           Equity Compensation Plan Information

The Company maintains the 2002 Omnibus Incentive Plan for purposes of issuing stock based compensation to employees and directors.  An amendment to this plan, authorizing an additional 750,000 shares to be issued under this plan, was approved by the Board of Directors on November 30, 2007, and will be submitted for shareholder approval at the annual meeting of shareholders on February 12, 2008.  The Company also has unexercised options outstanding under a previous stock option plan. The following table provides information about the Company’s common stock that may be issued under the Company’s omnibus incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in (a))

Equity compensation plans approved by shareholders	424,269	$25.81	42,231

Equity Compensation plans not approved by shareholders	0	$0.00	750,000

Item 13.                                                    Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2008, filed on January 3, 2008.

Item 14.                                                    Principal Accountant Fees and Services

Information concerning the fees for professional services rendered by the Company’s principal accountant is incorporated herein by reference from the discussion under the heading “Independent Public Accountants” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2008, filed on January 3, 2008.

Information concerning the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Independent Public Accountants” of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2008, filed on January 3, 2008.

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules

The following is a list of documents filed as part of this report:

(a)           Financial Statements:

The following financial statements are incorporated by reference under Part II, Item 8 of this Form 10-K:

1.                                       Report of Independent Registered Public Accounting Firm.

2.                                       Consolidated Statements of Financial Condition as of September 30, 2007 and 2006.

3.                                       Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006, and 2005.

4.                                       Consolidated Statements of Comprehensive Income (Loss) for the Years ended September 30, 2007, 2006, and 2005.

5.                                       Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2007, 2006, and 2005.

6.                                       Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006, and 2005.

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

META FINANCIAL GROUP, INC.

Date:	January 10, 2008	By:	/s/ J. Tyler Haahr
J. Tyler Haahr
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date:	January 10, 2008
J. Tyler Haahr, President
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James S. Haahr	Date:	January 10, 2008
James S. Haahr, Chairman of the Board

By:	/s/ E. Wayne Cooley	Date:	January 10, 2008
E. Wayne Cooley, Director

By:	/s/ E. Thurman Gaskill	Date:	January 10, 2008
E. Thurman Gaskill, Director

By:	/s/ Brad Hanson	Date:	January 10, 2008
Bradley C. Hanson, Director

By:	/s/ Frederick V. Moore	Date:	January 10, 2008
Frederick V. Moore, Director

By:	/s/ Rodney G. Muilenburg	Date:	January 10, 2008
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date:	January 10, 2008
Jeanne Partlow, Director

By:	/s/ David W. Leedom	Date:	January 10, 2008
David W. Leedom, Senior Vice
President and Acting Chief Financial Officer
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

10.10

The First Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on August 28, 2006, and filed on December 19, 2006 as Exhibit A to Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0-22140), is incorporated by reference.

10.11

Settlement Agreement by and between First Indiana Bank, N.A. and MetaBank dated March 13, 2006, filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 0-22140), is incorporated herein by reference.

10.12

The Second Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on November 30, 2007, and filed on January 3, 2008 as Exhibit A to Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0-22140), is incorporated by reference.

10.13

Agreement for Purchase of Selected Assets and Assumption of Certain Liabilities of the Laurens Office of MetaBank by and between MetaBank and Iowa Trust and Savings Bank dated January 31, 2007, filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (Commission File No. 0-22140).

10.14

Agreement for Purchase of Selected Assets and Assumption of Certain Liabilities of the Sac City, Odebolt and Lake View Offices of MetaBank by and between MetaBank and Iowa State Bank dated January 31, 2007, filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (Commission File No. 0-22140).

10.15

Stock Purchase Agreement by and among Anita Bancorporation, Meta Financial Group, Inc. and MetaBank West Central dated November 27, 2007, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (Commission File No. 0-22140).

11	Statement re: computation of per share earnings (included under Note 4 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders’ attached hereto as Exhibit 13).

13	Annual Report to Shareholders.

21	Subsidiaries of the Registrant.

23	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.