Form 10-Q
period 2007-12-31
META FINANCIAL GROUP INC
filed 2008-05-15
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                      to

Commission File Number:  0-22140

META FINANCIAL GROUP, INC.®

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 14, 2008:
Common Stock, $.01 par value	2,596,084 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2007	September 30, 2007
ASSETS
Cash and due from banks	$1,457	$1,210
Interest-bearing deposits in other financial institutions	12,618	10,110
Total cash and cash equivalents	14,075	11,320
Federal funds sold	15,000	75,000
Investment securities available for sale	25,058	25,960
Mortgage-backed securities available for sale	191,368	132,741
Loans receivable - net of allowance for loan losses of $4,370 at December 31, 2007 and $4,493 at September 30, 2007	386,660	355,612
Federal Home Loan and Federal Reserve Bank stock, at cost	3,837	4,015
Accrued interest receivable	4,049	4,189
Bond insurance receivable	4,193	—
Premises and equipment, net	21,204	19,707
Bank-owned life insurance	12,383	12,261
Assets related to discontinued operations, held for sale	42,600	35,770
Goodwill	1,508	1,508
Other assets	39,459	7,997

Total assets	$761,394	$686,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$353,822	$260,098
Interest-bearing checking	17,113	14,600
Savings deposits	10,296	10,265
Money market deposits	53,517	81,292
Time certificates of deposit	147,277	156,723
Total deposits	582,025	522,978
Advances from Federal Home Loan Bank	65,000	68,000
Securities sold under agreements to repurchase	6,420	224
Subordinated debentures	10,310	10,310
Accrued interest payable	787	842
Contingent liability	4,218	—
Liabilities related to discontinued operations, held for sale	37,881	30,949
Accrued expenses and other liabilities	6,194	4,679
Total liabilities	712,835	637,982

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,589,717 and 2,589,717 shares outstanding at December 31, 2007 and September 30, 2007, respectively	30	30
Additional paid-in capital	22,080	21,958
Retained earnings - substantially restricted	35,731	36,805
Accumulated other comprehensive (loss)	(2,053)	(3,345)
Unearned Employee Stock Ownership Plan shares	(256)	(377)
Treasury stock, 368,282 and 368,282 common shares, at cost, at December 31, 2007 and September 30, 2007, respectively	(6,973)	(6,973)
Total shareholders’ equity	48,559	48,098

Total liabilities and shareholders’ equity	$761,394	$686,080

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2007	2006
		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,278	$6,485
Mortgage-backed securities	1,507	1,476
Other investments	1,114	1,822
	8,899	9,783
Interest expense:
Deposits	2,424	3,307
FHLB advances and other borrowings	1,201	1,485
	3,625	4,792

Net interest income	5,274	4,991

Provision for loan losses	(130)	4,063

Net interest income after provision for loan losses	5,404	928

Non-interest income:
Card fees	5,443	3,586
Loan fees	198	58
Deposit fees	194	202
Bank-owned life insurance income	122	74
Gain on sale of securites available for sale, net	9	—
Other income	164	180
Total non-interest income	6,130	4,100

Non-interest expense:
Compensation and benefits	5,717	3,932
Card processing expense	3,057	1,653
Occupancy and equipment expense	1,245	915
Legal and consulting expense	439	736
Marketing	344	232
Data processing expense	260	159
Other expense	1,724	956
Total non-interest expense	12,786	8,583

Loss from continuing operations before income tax benefit	(1,252)	(3,555)

Income tax benefit from continuing operations	(462)	(1,259)

Loss from continuing operations	(790)	(2,296)

Income (loss) from discontinued operations before taxes	72	(652)
Income tax expense (benefit) from discontinued operations	22	(244)

Income (loss) from discontinued operations	50	(408)

Net loss	$(740)	$(2,704)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.31)	$(0.92)
Income (loss) from discontinued operations	0.02	(0.16)
Net income (loss)	$(0.29)	$(1.08)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.31)	$(0.92)
Income (loss) from discontinued operations	0.02	(0.16)
Net income (loss)	$(0.29)	$(1.08)

Dividends declared per common share:	$0.13	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2007	2006
		(As Restated)
Net loss	$(740)	$(2,704)

Other comprehensive gain
Change in net unrealized gain on securities available for sale	2,052	2,721
Gains realized in net income	9	—
	2,061	2,721
Deferred income tax effect	769	1,015
Total other comprehensive income	1,292	1,706
Total comprehensive income (loss)	$552	$(998)

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended December 31, 2007 and 2006 (RESTATED)

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Shareholders’ Equity
Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099
Cash dividends declared on common stock ($.13 per share)	—	—	(333)	—	—	—	(333)
Issuance of 5,636 common shares from treasury stock due to exercise of stock options	—	(70)	—	—	—	104	34
Stock compensation	—	51	—	—	—	—	51
3,999 common shares committed to be released under the ESOP	—	23	—	—	65	—	88
Change in net unrealized losses on securities available for sale, net	—	—	—	1,706	—	—	1,706
Net loss for three months ended December 31, 2006	—	—	(2,704)	—	—	—	(2,704)
Balance, December 31, 2006	$30	$20,973	$33,916	$(2,842)	$(444)	$(7,692)	$43,941
Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098
Cash dividends declared on common stock ($.13 per share)	—	—	(334)	—	—	—	(334)
Stock compensation	—	109	—	—	—	—	109
3,000 common shares committed to be released under the ESOP	—	13	—	—	121	—	134
Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	1,292	—	—	1,292
Net loss for three months ended December 31, 2007	—	—	(740)	—	—	—	(740)
Balance, December 31, 2007	$30	$22,080	$35,731	$(2,053)	$(256)	$(6,973)	$48,559

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2007	2006
		(As Restated)
Cash flows from operating activities:
Net loss	$(740)	$(2,704)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Effect of contribution to employee stock ownership plan	134	88
Depreciation, amortization and accretion, net	750	517
Provision for loan losses	(130)	4,063
Stock compensation	109	51
(Gain) on sale of other	(32)	(5)
Net change in accrued interest receivable	140	133
Net change in other assets	(42,394)	(1,315)
Net change in accrued interest payable	(55)	261
Net change in accrued expenses and other liabilities	12,665	(694)
Net cash (used in) provided by operating activities-continuing operations	(29,553)	395
Net cash provided by operating activities-discontinued operations	300	595
Net cash (used in) provided by operating activities	(29,253)	990

Cash flow from investing activities:
Purchase of securities available for sale	(62,354)	—
Net change in federal funds sold	60,000	(50,000)
Net change in securities purchased under agreement to resell	—	5,891
Proceeds from maturities and principal repayments of securities available for sale	6,413	6,547
Loans purchased	(5,374)	(21,346)
Net change in loans receivable	(25,813)	31,614
Proceeds from sales of foreclosed real estate	65	—
Net change in FHLB / FRB stock	178	(789)
Proceeds from the sale of premises and equipment	93	—
Purchase of premises and equipment	(2,177)	(730)
Other, net	(632)	113
Net cash (used in) investing activities-continuing operations	(29,601)	(28,700)
Net cash (used in) provided by investing activities-discontinued operations	(11,797)	4,878
Net cash (used in) investing activities	(41,398)	(23,822)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	68,493	30,957
Net change in time deposits	(9,446)	1,083
Net repayments of advances from Federal Home Loan Bank	(3,000)	(13,000)
Net change in securities sold under agreements to repurchase	6,196	(4,927)
Cash dividends paid	(334)	(333)
Proceeds from exercise of stock options	—	14
Net cash provided by financing activities-continuing operations	61,909	13,794
Net cash provided by financing activities-discontinued operations	4,481	1,015
Net cash provided by financing activities	66,390	14,809

Net change in cash and cash equivalents	(4,261)	(8,023)

Cash and cash equivalents at beginning of period	20,903	109,353
Cash and cash equivalents at end of period	$16,642	$101,330

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,832	$4,856
Income taxes	—	570

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$301	$—

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2007, filed as Exhibit 13 to Meta Financial Group, Inc.’s (“Meta Group” or the “Company”) Form 10-K filed with the Securities and Exchange Commission on January 11, 2008.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended December 31, 2007, are not necessarily indicative of the results expected for the year ending September 30, 2008.

NOTE 2.  DISCONTINUED BANK OPERATIONS

Sale of MetaBank West Central

On November 29, 2007, the Company entered into an agreement to sell MetaBank West Central (“MetaBank WC”).  MetaBank WC has three branch offices in Stuart, Casey, and Menlo, Iowa.  MetaBank WC is a state chartered commercial bank whose primary federal regulator is the Federal Reserve Bank of Chicago.  On March 28, 2008 the Company consummated the sale of MetaBank WC to Anita Bancorporation (Iowa).  The transaction involved the sale of the stock of MetaBank WC for approximately $8.2 million and generated a pre-tax gain on sale of $2.3 million.  The activity related to Meta Bank WC is accounted for as discontinued operations.

Activities related to discontinued bank operations have been recorded separately with current and prior period amounts reclassified as assets and liabilities related to discontinued operations on the condensed consolidated statements of financial condition and as discontinued operations on the condensed consolidated statements of operations and cash flows. The notes to the condensed consolidated financial statements have also been adjusted to eliminate the effect of discontinued bank operations.

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At December 31, 2007 the Company’s allowance for loan losses was $4.4 million, a decrease of $100,000 from $4.5 million at September 30, 2007.  During the three months ended December 31, 2007 the Company recorded a negative provision for loan losses of $130,000, which was directly related to continued improvement in the Company’s loan portfolio.  Further discussion of this change in the allowance is included in “Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

NOTE 4.  EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is computed by dividing income (loss) available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of the income (loss) and common stock share used in the computation of basic and diluted EPS for the three months ended December 31, 2007 and 2006 is presented below.

Three Months Ended December 31,	2007	2006
(Dollars in Thousands, Except Share and Per Share Data)		(As Restated)
Earnings (Loss)
Loss from continuing operations	$(790)	$(2,296)
Discontinued operations, net of tax	50	(408)
Net loss	$(740)	$(2,704)

Basic EPS
Weighted average common shares outstanding	2,589,717	2,535,282
Less weighted average unallocated ESOP and nonvested shares	(22,142)	(29,062)
Weighted average common shares outstanding	2,567,575	2,506,220

Earnings (Loss) Per Common Share
Loss from continuing operations	$(0.31)	$(0.92)
Discontinued operations, net of tax	0.02	(0.16)
Net loss	$(0.29)	$(1.08)

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,567,575	2,506,220
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	—
Weighted average common and dilutive potential common shares outstanding	2,567,575	2,506,220

Earnings (Loss) Per Common Share
Loss from continuing operations	$(0.31)	$(0.92)
Discontinued operations, net of tax	0.02	(0.16)
Net loss	$(0.29)	$(1.08)

The calculation of the diluted loss per share for the three months ended December 31, 2007 and 2006 does not reflect the assumed exercise of 117,504 and 81,505 stock options, respectively, because the effect would have been anti-dilutive due to the net losses for the periods.  Stock options totaling 10,000 were not considered in computing diluted EPS for the three months ended December 31, 2007 because they were not dilutive.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

At December 31, 2007 and September 30, 2007, the Company had outstanding commitments to originate and purchase loans totaling $64.2 million and $50.3 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At December 31, 2007, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

MetaBank (“the Bank”) has been named in several lawsuits whose eventual outcome could have an adverse effect on the consolidated financial position or results of operations of the Company.  Because the likelihood or amount of an adverse resolution to these matters cannot currently be reasonably estimated, the Company has not recorded a contingent liability related to these potential claims.

On June 11, 2004, the Sioux Falls School District filed suit in the Second Judicial Circuit Court alleging that MetaBank, a wholly-owned subsidiary of the Company, improperly allowed funds, which belonged to the school district, to be deposited into, and subsequently withdrawn from, a corporate account established by an employee of the school district.  The case has been settled and dismissed with no consequences to MetaBank.

A lawsuit was filed by a number of plaintiffs who had purchased vehicles naming MetaBank together with a number of other defendants.  MetaBank, in conjunction with a roster of participating banks, had provided a series of loans and lines of credit to Dan Nelson Auto Group (“DNAG”) and South Dakota Acceptance Corporation (“SDAC”). Plaintiffs allege that the defendants, including MetaBank, “participated in the fraudulent scheme” by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed “special benefits” for providing these loans.  DNAG, SDAC and Nelson have since filed for bankruptcy.  Plaintiffs also allege that MetaBank did not vigorously pursue claims against Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies.  The claims against J. Tyler Haahr personally and the MetaBank entities were dismissed with prejudice on January 4, 2008, and this matter is now on appeal.

In addition, as noted below, four banks have filed suit seeking recovery of loss they suffered when the Nelson Companies, including SDAC and DNAG, went out of business.

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

First Premier Bank, North American Banking Company, First Midwest Bank-Deerfield Branches and Mid-Country Bank  v. MetaBank (Civ. No. 06-4114).  On June 28, 2006, First Midwest Bank-Deerfield Branches and Mid-Country Bank filed suit against MetaBank in South Dakota’s Second Judicial Circuit Court, Minnehaha County, in the above titled action.  These consolidated complaints allege that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to DNAG and SDAC, suffered damages as a result of MetaBank’s placement and administration of the loans that were the subject of the loan participation agreements.  The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty.  On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114.  Plaintiff(s) moved to remand the case back to state court, but this motion was denied.  As noted above, North American Banking Company has been allowed by the United States District Court to join this action with similar claims and allegations against MetaBank.  Discovery is continuing and the case has been scheduled for trial later in 2008.

Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230).  On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, in South Dakota’s Second Judicial Circuit Court, Minnehaha County in the above titled action.  The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements.  The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing.  Discovery is continuing and the case has been scheduled for trial later in 2008.

These actions are currently in discovery proceedings, and the amount of costs associated with these actions cannot be determined at this time.  The Company intends, however, to vigorously defend its actions.  Subject to a reservation of rights, the Company’s insurance carrier has agreed to cover the four claims described above and is currently paying for counsel to defend all four actions.

Visa Litigation Matters.  The Company is a member of the Visa USA network.  During our 2008 first fiscal quarter, we were informed that VISA Inc. had reached a settlement in connection with the lawsuit brought against Visa by American Express in 2004 and had established a reserve related to an expected similar settlement with Discover Financial Services.  In addition, the Visa organization of affiliated entities had previously announced that it had completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc.  Visa Inc. intends to issue and sell a majority of its shares to the public in an initial public offering.  Subsequent to the settlement announcement, the accounting treatment by member banks for the Visa restructuring transactions, including judgment sharing agreements previously executed among the Company and Visa Inc. (“Visa”) and certain other member banks of the Visa USA network has been addressed by the ABA.  Pursuant to this guidance, the Company will potentially have litigation liabilities associated with indemnification obligations under these agreements.  Based on the Company’s 0.00271% membership share of Visa USA and the accounting guidance we have received, we have recorded a litigation liability and corresponding expense of $158,000 for the first fiscal quarter ending December 31, 2007.  The Company also expects to record a gain during the second fiscal quarter of 2008 for the redemption of its shares related to Visa’s initial public offering of $197,700 and a reversal of litigation expense of $73,500 related to the Visa IPO.

First Federal Bank Littlefield Texas ssb, formerly known as, First Federal Savings and Loan Association, Littlefield, Texas v. MetaBank, formerly known as First Federal Savings Bank of the Midwest. (Cause No. 17435).  The Frost National Bank v. MetaBank and Meta Financial Group, Inc.  (Cause No. 3:08-CV-625-M).  On April 3, 2008, First Federal Bank, filed suit against MetaBank in Texas State Court in Lubbock seeking recovery of a purported MetaBank certificate of deposit (CD) that it claims it had purchased.  On April 11, 2008, Frost National Bank, filed suit against MetaBank in the United States District Court for the District of Texas seeking a similar recovery. Earlier, MetaBank had been contacted by another institution, but could find no record of the CD it had allegedly purchased, and commenced an investigation. As a result of that investigation, it now appears that a former MetaBank employee had been selling fraudulent CDs, using MetaBank’s name and standard form of CD, to various financial institutions through an independent broker and instructing purchasers to wire the purchase money into one of a number of false accounts she had created at MetaBank.  MetaBank has received a number of demands from purchasers of these fraudulent CDs in addition to the lawsuits listed above. All evidence currently available indicates that the former employee ran this fraud for her own benefit and regularly took money from the MetaBank accounts to which the purchase monies had been wired.  As a result of the interruption of this fraud, there are some $4.2 million of bogus CDs still outstanding to various financial institutions.  As the former employee was apparently using the funds of new victims to pay off the previous victims of her scheme, it does not appear at this time that she stole any MetaBank money as part of this fraud.  MetaBank therefore does not appear at this time to have suffered any direct loss as a result of the fraud, but it may suffer a loss to the extent it is exposed to liability for claims such as these.  There are unresolved questions as whether, under what theory and to what degree MetaBank might be liable for the former employee’s actions.  At this time, MetaBank’s insurer has agreed to provide a defense to the two litigations in Texas under a reservation of rights.

There are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation to their respective businesses.

NOTE 6.  STOCK OPTION PLAN

The Company maintains the 2002 Omnibus Incentive Plan, which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company.  Awards are granted by the Stock Option Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

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

A summary of option activity for the three months ended December 31, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2007	424,269	$25.81	7.71	$5,971
Granted	2,000	38.85
Exercised	—	—		—
Forfeited or expired	(6,900)	29.31
Options outstanding, December 31, 2007	419,369	$25.81	7.45	$5,900

Options exercisable at December 31, 2007	269,169	$23.82	6.88	$4,313

A summary of nonvested share activity for the three months ended December 31, 2007 is presented below:

	Number of Shares	Weighted Average Fair Market Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)
Nonvested shares outstanding, September 30, 2007	6,666	$24.43
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested shares outstanding, December 31, 2007	6,666	$24.43

As of December 31, 2007, stock based compensation expense not yet recognized in income totaled $1.2 million which is expected to be recognized over a weighted average remaining period of 1.18 years.

NOTE 7.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The traditional banking segment consisting of its two banking subsidiaries, MetaBank and MetaBank WC, and Meta Payment Systems® (“MPS”) , a division of MetaBank.  MetaBank and MetaBank WC operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  MPS provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, ACH origination services and a gift card program.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company®.  MetaBank WC is accounted for as discontinued bank operations.  It was reported as part of the traditional banking segment and has been separately classified to show the effect of continuing operations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three months ended December 31, 2007 and 2006, respectively.

	Traditional Banking	Meta Payment Systems®	All Others	Total
Quarter Ended December 31, 2007
Net interest income (loss)	$2,443	$3,051	$(220)	$5,274
Provision for loan losses	(130)	—	—	$(130)
Non-interest income	583	5,510	37	$6,130
Non-interest expense	4,155	8,528	103	$12,786
Income (loss) from continuing operations before tax	(999)	33	(286)	$(1,252)
Income tax expense (benefit)	(474)	110	(98)	$(462)
Income (loss) from continuing operations	$(525)	$(77)	$(188)	$(790)

Inter-segment revenue (expense)	$(1,223)	$1,223	$—	$—
Total assets	370,267	344,870	3,657	$718,794
Total deposits	251,093	330,932	—	$582,025

	West Central
Quarter Ended December 31, 2007
Net interest income	$171
Provision for loan losses	(36)
Non-interest income	94
Non-interest expense	229
Income from discontinued operations before tax	72
Income tax expense	22
Income from discontinued operations	$50

Inter-segment revenue (expense)	$92
Total assets	42,600
Total deposits	31,391

	Traditional Banking	Meta Payment Systems®	All Others	Total
Quarter Ended December 31, 2006 (Restated)
Net interest income (loss)	$3,837	$1,387	$(233)	$4,991
Provision for loan losses	4,063	—	—	$4,063
Non-interest income	435	3,640	25	$4,100
Non-interest expense	4,252	3,951	380	$8,583
Income (loss) from continuing operations before tax	(4,043)	1,076	(588)	$(3,555)
Income tax expense (benefit)	(1,425)	357	(191)	$(1,259)
Income (loss) from continuing operations	$(2,618)	$719	$(397)	$(2,296)

Inter-segment revenue (expense)	$(1,367)	$1,367	$—	$—
Total assets (1)	467,143	238,914	5,373	$711,430
Total deposits (1)	336,683	233,526	—	$570,209

	West Central
Quarter Ended December 31, 2006
Net interest income (loss)	$268
Provision for loan losses	712
Non-interest income	39
Non-interest expense	247
Income from discontinued operations before tax	(652)
Income tax expense	(244)
Income from discontinued operations	$(408)

Inter-segment revenue (expense)	$—
Total assets (1)	43,081
Total deposits (1)	28,946

NOTE 8.                 NEW ACCOUNTING PRONOUNCEMENTS

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion - 1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for the Company beginning October 1, 2008.  The Company has endorsement split-dollar life insurance policies and is currently assessing the financial statement impact of implementing EITF 06-04.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other  items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting principles. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective for financial statements issued for the year beginning after November 15, 2007. The Company is currently evaluating the impact that the Statement will have on its consolidated financial statements.

At its March 2007 meeting, the EITF reached a final consensus on Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  A consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for the Company beginning October 1, 2008, including interim periods within those fiscal years, with early application permitted.  The Company has endorsement split-dollar life insurance policies and is currently assessing the financial statement impact of implementing EITF 06-10.

In September 2006, the FASB issued Statement No. 157, (“SFAS No. 157”), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operation and cash flows.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

META FINANCIAL GROUP, INC®.

AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

The Company, and its wholly-owned subsidiaries, MetaBank, MetaBank WC, and Meta Trust, may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission, in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by MPS or MetaBank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

GENERAL

Meta Group is a unitary savings and loan holding company whose primary subsidiary is MetaBank.  The Company was incorporated in 1993 as a unitary non-diversified savings and loan holding company that, on September 20 of that year, acquired all of the capital stock of MetaBank, a federal savings bank, in connection with MetaBank’s conversion from mutual to stock form of ownership.  On September 30, 1996, the Company became a bank holding company in conjunction with the acquisition of MetaBank WC, a state-chartered commercial bank.  Finally, in connection with a transaction that closed on March 28, 2008, whereby Meta Financial sold its ownership interest in MetaBank WC, Meta Financial again became a unitary savings and loan holding company regulated by the Office of Thrift Supervision.  The sale of MetaBank WC has been accounted for as discontinued bank operations.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2007, compared to September 30, 2007 and the consolidated results of operations for the three months ended December 31, 2007 and 2006. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2007.

CORPORATE DEVELOPMENTS AND OVERVIEW

The Company continued to experience significant growth in its MPS division and invested for further growth in this business unit during the first quarter of fiscal 2008.  On a business segment basis, its revenues (interest income plus non-interest income) grew by 71% over the same quarter a year ago and comprised 56% of the Company’s total revenue from continuing operations compared to 36% in the first quarter of the prior year.  The division was created in May 2004 to take advantage of opportunities in the growing area of prepaid debit cards, ATM sponsorship, and other payment products and services.  MPS is now recognized as an industry leader in a number of different areas within the payment systems industry including prepaid debit cards and ATMs.

The Bank itself continues to emphasize expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Bank has added seven branches in approximately the last seven years in these markets.  The Company focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developers in these communities.

During the quarter, the Company signed a definitive agreement to sell MetaBank WC, which includes three branches in rural West-Central Iowa.  The transaction closed March 28, 2008.  The Company is now a unitary savings and loan holding company, and not a bank holding company, and is subject to the jurisdiction of the Office of Thrift Supervision (“OTS”).  These transactions allow the Company to increase its focus on higher growth markets and business lines. The Bank now operates 13 retail banking branches: in Brookings (1) and Sioux Falls (4), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and a non-retail service branch in Memphis, Tennessee.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

FINANCIAL CONDITION

As of December 31, 2007, the Company had assets totaling $761.4 million compared to $686.1 million at September 30, 2007.  The increase in assets of $75.3 million, or 11.0%, resulted primarily from increases in the Company’s securities, loan portfolios and other assets offset in part by a decrease in the Company’s federal funds sold.

Total cash and cash equivalents and federal funds sold were $29.1 million at December 31, 2007, a decrease of $57.2 million, or 66.3%, from $86.3 million at September 30, 2007.  The decrease was primarily the result of the Company’s loan growth and decision to purchase mortgage-backed securities during the quarter.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks.  Federal funds sold deposits are maintained at various large commercial banks.

Investment securities available for sale, including mortgage-backed securities, increased $57.7 million, or 36.4%, from $158.7 million at September 30, 2007 to $216.4 million at December 31, 2007, as investment purchases exceeded related maturities, sales, and principal paydowns.  The Company’s portfolio of investment securities available for sale consists primarily of mortgage-backed securities with balloon maturities, which have relatively short expected lives and limited maturity extension risk.  During the three month period ended December 31, 2007, the Company purchased $62.4 million of mortgage-backed securities with average lives of three to four years or stated finals of approximately eleven years or less.

The Company’s portfolio of net loans receivable increased $31.1 million, or 8.7%, from $355.6 million at September 30, 2007 to $386.7 million at December 31, 2007.  The Company’s loan growth primarily relates to strong demand for commercial real estate loans.

Bond insurance receivable increased $4.2 million at December 31, 2007 due to the Company recording a receivable from our insurance company related to a potential recovery of certificate of deposit fraud.

Other assets increased $31.5 million to $39.5 million at December 31, 2007 from $8.0 million at September 30, 2007.  The increase was primarily related to an increase in prepaid card funding in transit items at MPS.

Total deposits increased $59.0 million, or 11.3%, during the quarter to $582.0 million.  The majority of this increase related to an increase in non-interest-bearing checking deposits due to growth at MPS, though non-MPS deposits grew as well.  .  The Company’s deposit mix continues to shift from higher costing certificates of deposit and money market deposits toward low- and no-cost checking deposits.

Total wholesale borrowings increased $3.2 million, or 4.7%, from $78.5 million at September 30, 2007 to $81.7 million at December 31, 2007.

The Company’s contingent liability for potential loss on a certificates of deposit fraud increased $4.2 million for the period ended December 31, 2007 as compared to the prior year.  This liability is offset by the above referenced bond insurance receivable recorded during the period.

At December 31, 2007, the Company’s shareholders’ equity totaled $48.6 million, up $461,000 from September 30, 2007.  The increase related to an improvement in the Company’s available for sale securities portfolio offset in part by the fiscal 2008 year-to-date loss (see “Results of Operations” below) and by the payment of dividends on the Company’s common stock.  At December 31, 2007, the Company and both of its banking subsidiaries, MetaBank and MetaBank West Central, continue to meet regulatory requirements for classification as well-capitalized institutions.

Non-performing Assets and Allowance for Loan Losses

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result of this action, previously accrued interest income on the loan is taken out of current income.  The loan will remain on non-accrual status until the loan has been brought current or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.

At December 31, 2007, the Company’s loan portfolio exhibited strong credit quality with 30+ day delinquencies of $4.0 million, or 1.01% of total loans compared to $7.2 million, or 1.9% of total loans, at September 30, 2007.

At December 31, 2007, commercial and multi-family real estate 30+ day delinquencies totaled $357,000, or 0.09% of total loans.  This compares to $1.6 million or 0.45% of total loans at September 30, 2007.  Multi-family and commercial real estate loans generally present different risks than loans secured by one-to-four family residences, including, but not limited to, the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans.

At December 31, 2007, commercial business 30+ day delinquencies totaled $1.8 million, or 0.47% of total loans.  This compares to $4.8 million, or 1.32% of total loans, at September 30, 2007.  Risks associated with commercial business lending include, but are not limited to: payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made, and the success of the loan may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general environment.

At December 31, 2007, agricultural 30+ day delinquencies totaled $171,000, or 0.04% of total loans.  This compares to $163,000, or 0.05% of total loans, at September 30, 2007.  Agricultural lending also typically involves larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized.  The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices.

The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible.

The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio.  Foreclosed assets include assets acquired in settlement of loans.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Non-performing Assets As Of
	December 31, 2007	September 30, 2007
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$291	$243
Agricultural real estate	—	13
Consumer	7	5
Commercial business	1,752	1,867
Total	2,050	2,128

Accruing loans delinquent 90 days or more:	—	—
Total	—	—

Restructured loans:
Agricultural operating	150	150
Commercial business	—	15
Total	150	165

Foreclosed assets:
One- to four-family	301	—
Commercial and multi-family	230	229
Consumer	—	24
Commercial business	—	65
Total	531	318
Less: Allowance for losses	—	—
Foreclosed assets, net	531	318

Total non-performing assets	$2,731	$2,611
Non-performing assets as a percentage of total assetsaw	0.36%	0.38%

Classified assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lessor quality as “substandard”, “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific reserve is not warranted.  When assets are classified as either substandard or doubtful, the Banks may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” the Banks are required either to establish a specific allowance for loan losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Banks’ determination as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, who may require the establishment of additional general or specific loss allowances.  The discovery of additional information in the future may also affect both the level of classification and the amount of loss allowances.

On the basis of management’s review of its loans and other assets, at December 31, 2007, the Company had classified (from continuing operations) a total of $4.0 million of its assets as substandard, $67,000 as doubtful and none as loss.  This compares to classifications at September 30, 2007 of $6.0 million substandard, $82,000 doubtful and none as loss.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management has previously expressed its concern that developments in the sub-prime mortgage market may have a ripple effect on residential real estate prices.  In addition, the economic slowdown and increase in energy prices are straining the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past six years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management recognizes that low charge-off rates over the past several years reflect the strong economic environment and are not indicative of likely losses over a full business cycle.  This observation, as well as the aforementioned concerns regarding economic slowdown, has led management to the conclusion that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets continue to be positive.  Higher commodity prices as well as higher yields have created strong economic conditions for most farmers.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the slowdown in economic growth during this fiscal year may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, is an area to be closely monitored by management in view of its stated concerns.  Notwithstanding these concerns, the loan portfolios’ delinquency trends strengthened during the quarter.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2007 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

At December 31, 2007, the Company has established an allowance for loan losses totaling $4.4 million, or 199% of non-performing loans, compared to $4.5 million, or 196% of non-performing loans at September 30, 2007.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three months ended December 31, 2007 and 2006.

	Three Months Ended
	December 31,
(Dollars in Thousands)	2007	2006
		(As Restated)
Beginning balance	$4,493	$6,391
Provision for loan losses	(130)	4,063
Charge-offs	(25)	(1,093)
Recoveries	32	1
Ending balance	$4,370	$9,362

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the level of the allowance as of December 31, 2007 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General.  The Company’s loss from continuing operations was $790,000, or $0.31 per diluted share, for the three months ended December 31, 2007 compared to a loss from continuing operations of $2.3 million, or $0.92 per diluted share, for the same period in fiscal year 2007.  The Company recorded a net loss of $740,000, or $0.29 per diluted share, for the three months ended December 31, 2007 compared to a net loss of $2.7 million, or $1.08 per diluted share, for the same period in fiscal year 2007.  Earnings in the current period were impacted by higher operating expenses as MPS solidified its management team, infrastructure and operational scalability and also by new product development for new product lines and services expected to be rolled out in 2008.  Offsetting the higher expenses, in part, were increased income from card fees, higher net interest income and a negative provision for loan losses.  In particular, MPS-related card fees grew by 52% over the same period in the prior year.  Earnings in the prior period were impacted by the recognition of an impairment on a commercial loan relationship which reduced pre-tax earnings by $4.95 million.

Net interest income.  Net interest income from continuing operations for the first quarter of fiscal year 2008 increased by $283,000, or 5.7%, to $5.3 million from $5.0 million for the first quarter of fiscal year 2007.  Lower liability costs primarily contributed to this increase.  Net interest margin rose 44 basis points to 3.49% in the current quarter.  The improvement resulted primarily from the shift in the Company’s funding mix attributable to growth in non-interest-bearing deposits and decreases in higher costing certificates, public funds deposits and wholesale borrowings.  Total asset yields were 5.90%, down 7 basis points for the same quarter last year.  Total liability costs fell 55 basis points to 2.39% in the current quarter.  Non-interest-bearing checking comprises 61% of total deposits at December 31, 2007 compared to 50% at September 30, 2007.  Average non-interest-bearing deposits as a percent of total average deposits and interest-bearing liabilities was 46% in the current quarter compared to 31% the same quarter a year ago.

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  No tax equivalent adjustments have been made.  Non-accruing loans have been included in the table as loans carrying a zero yield.  Balances related to discontinued bank operations have been reclassified to non-interest-earning assets and non-interest-bearing liabilities for all periods presented.

	2007			2006
	Average	Interest		Average	Interest
Three Months Ended December 31,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$365,508	$6,278	6.81%	$360,837	$6,485	7.13%
Mortgage-backed securities	141,874	1,507	4.21%	141,776	1,476	4.13%
Other investments	91,414	1,114	4.83%	147,001	1,822	4.92%
Total interest-earning assets	598,796	$8,899	5.90%	649,614	$9,783	5.97%
Non-interest-earning assets	88,222			87,030
Total assets	$687,018			$736,644

Non-interest-bearing deposits	$276,808	$—	0.00%	$202,772	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	14,994	43	1.14%	24,998	245	3.89%
Savings	10,453	47	1.78%	25,017	185	2.93%
Money markets	65,339	556	3.38%	82,406	664	3.20%
Time deposits	151,957	1,778	4.64%	201,154	2,213	4.36%
FHLB advances	66,635	932	5.55%	86,052	1,108	5.11%
Other borrowings	15,272	269	6.99%	24,848	377	6.02%
Total interest-bearing liabilities	324,650	3,625	4.43%	444,475	4,792	4.28%

Total deposits and interest-bearing liabilities	601,458	$3,625	2.39%	647,247	$4,792	2.94%
Other non-interest-bearing liabilities	41,526			43,713
Total liabilities	642,984			690,960
Shareholders’ equity	44,034			45,684
Total liabilities and shareholders’ equity	$687,018			$736,644
Net interest income and net interest rate spread including non-interest-bearing deposits		$5,274	3.51%		$4,991	3.03%

Net interest margin			3.49%			3.05%

Provision for loan loss.  The Company recorded a negative provision for loan losses in the first quarter of fiscal year 2008 of $130,000 compared to a provision of $4.1 million for the same period in the prior fiscal year.  Due to continued strengthening in the Company’s loan portfolio, the Company was able to reduce the level of required loan loss allowances.  The provision recorded in the same period in the prior fiscal year was directly related to a $4.95 million provision on a purchased participation loan relationship.  See “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  Non-interest income increased by $2.0 million, or 49.5%, to $6.1 million from $4.1 million in the prior fiscal year first quarter.  The increase is the result of higher fee income earned on prepaid debit cards and other products and services offered by MPS.  Fees earned on prepaid debit cards and other payment systems products and services were $5.4 million for the first quarter of fiscal year 2008, compared to $3.6 million for the same quarter in fiscal year 2007.

Non-interest expense.  Non-interest expense increased by $4.2 million, or 49.0%, to $12.8 million for the first quarter of fiscal year 2008 from $8.6 million for the same quarter in fiscal year 2007.

Compensation expense rose $1.8 million on a quarter over quarter basis to $5.7 million.  The increase represents the addition of executive level management, client relations, compliance and operations support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Many of the new employees at MPS and in IT are focused on developing new product lines and increasing market penetration of our payments systems products and services.

Costs associated with the operational support of card-related products at MPS also increased.  Card processing expenses rose $1.4 million from $1.7 million in the first quarter of fiscal year 2007 to $3.1 million in the current quarter as a result of the significant growth in the division’s product lines and strong holiday sales of gift cards.  These expenses primarily stem from MPS’ SimplexusTM prepaid card product and other prepaid card programs managed by MPS.  Other card processing expense increases are attributable to settlement functions for value loading, card sales and anticipated growth of existing products.  Management expects that these costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

The Company’s occupancy and equipment expense also rose during the first quarter of fiscal year 2008 as compared to the same period in the prior fiscal year, primarily driven by the addition of administrative office space in Sioux Falls, SD and Omaha, NE, and a new branch/administrative office in Des Moines, IA, as well as investment in computer hardware and software, primarily to support growth at MPS.  Occupancy and equipment expense for the first quarter of fiscal year 2008 was $1.2 million compared to $915,000 for the same period in fiscal year 2007.

Income tax benefit.  Income tax benefit from the net loss from continuing operations for the first quarter of fiscal year 2008 was $462,000, or an effective tax rate of 36.9%, compared to $1.3 million, or an effective tax rate of 35.4% for the same period in the prior fiscal year.  The change is primarily due to the change in the loss from continuing operations before income tax benefit.  The Company’s recorded income tax benefit was also impacted by permanent differences between book and taxable income.

Discontinued Operations.  Income (loss) from discontinued operations was income of $50,000 for the three months ended December 31, 2007 compared to a loss of $408,000 for the same period in the prior fiscal year.  The increase in earnings was primarily related to a negative provision for loan losses in the amount of $36,000 as compared to a provision in the amount of $712,000 recorded in the first quarter of the prior fiscal year.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment activities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions, and competition.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2007, the Company had commitments to originate and purchase loans totaling $64.2 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank and MetaBank WC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth MetaBank’s and MetaBank WC’s actual capital and required capital amounts and ratios at December 31, 2007 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
MetaBank
Tangible capital (to tangible assets)	$49,117	6.71%	$10,981	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	49,117	6.71	29,282	4.00	$36,602	5.00%
Tier 1 (core) capital (to risk-weighted assets)	49,117	9.62	20,429	4.00	30,643	6.00
Total risk-based capital (to risk-weighted assets)	52,298	10.24	40,857	8.00	51,071	10.00
MetaBank West Central
Tier 1 capital (to average assets)	3,980	9.82	1,621	4.00	2,026	5.00
Tier 1 risk-based capital (to risk-weighted assets)	3,980	20.43	779	4.00	1,169	6.00
Total risk-based capital (to risk-weighted assets)	4,094	21.02	1,558	8.00	1,948	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At December 31, 2007, MetaBank and MetaBank WC exceeded minimum requirements for the well-capitalized category.

OTHER MATTERS

The Company utilizes various third parties for, among other things, the marketing of its card programs and the processing needed to support those programs, both with respect to standard bank operations and with respect to its MPS division.  MPS was very recently notified by a processor, one that certain of its clients had selected to manage card programs, that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  At no point were any Bank systems breached and no Bank employees were involved in any fraudulent activity.  At this point the Bank believes the amount in question to be approximately $2 million and the processor has notified its insurer.  Appropriate law enforcement agencies have been notified, and remedial measures have been instituted with respect to such processor, as the Bank, the processor, and program manager continue to investigate.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the processor has already notified the Bank that it is sufficiently insured for such events.  As a result, the Bank does not presently anticipate any loss with respect to this event.

Part I.      Financial Information

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments.

The Company originates predominantly adjustable-rate loans and fixed-rate loans up to ten years.  Long-term fixed-rate residential mortgages are generally sold into the secondary market.  As a result of its lending practices, the Company’s loan portfolio is relatively short in duration and yields respond quickly to the overall level of interest rates.

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

Net Portfolio Value.  The Company uses a Net Portfolio Value (“NPV”) approach to the quantification of interest rate risk.  This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from any off-balance sheet contracts.  Management of the Company’s assets and liabilities is performed within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV that is acceptable given certain interest rate changes.

Presented below (including discontinued operations), as of December 31, 2007 and September 30, 2007, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  As illustrated in the table below, at December 31, 2007, the Company was in a similar interest rate risk position compared to September 30, 2007, with a nearly equivalent amount of exposure to increases and declines in interest rates.  The change is primarily due to an increase in asset duration resulting from the addition of longer term loans and investments.  At both December 31, 2007 and September 30, 2007, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  As of December 31, 2007, MetaBank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rates	Board Limit	At December 31, 2007		At September 30, 2007
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
			(Dollars in thousands)
+200 bp	(20)%	$(4,142)	(5)%	$(606)	(1)%
+100 bp	(10)	(1,905)	(2)	(221)	(1)
0 bp (Base Case)	—	—	—	—	—
-100 bp	(10)	(1,018)	(1)	(545)	(1)
-200 bp	(20)	(5,181)	(6)	(3,226)	(4)

Certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, although management has estimated changes in the levels of prepayments and early withdrawal in these rate environments, such levels would likely deviate from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.

In addition to the NPV approach, the Company also reviews gap reports, which measure the differences in assets and liabilities repricing in given time periods, and net income simulations to assess its interest rate risk profile. Management reviews its interest rate risk profile on a quarterly basis.

Part I.     Financial Information

Item 4T.   Controls and Procedures

CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.	Legal Proceedings - See “Legal Proceedings” of Note 5 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.

Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us.

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

META FINANCIAL GROUP, INC.

Date:	May 15, 2008	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	May 15, 2008	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President
and Chief Financial Officer