Form 10-Q
period 2008-03-31
META FINANCIAL GROUP INC
filed 2008-05-15
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2008	September 30, 2007
ASSETS

Cash and due from banks	$1,671	$1,210
Interest-bearing deposits in other financial institutions	62,881	10,110
Total cash and cash equivalents	64,552	11,320
Federal funds sold	—	75,000
Investment securities available for sale	23,512	25,960
Mortgage-backed securities available for sale	225,750	132,741
Loans receivable - net of allowance for loan losses of $4,581 at March 31, 2008 and $4,493 at September 30, 2007	403,954	355,612
Federal Home Loan and Federal Reserve Bank stock, at cost	7,570	4,015
Accrued interest receivable	3,900	4,189
Bond insurance receivable	4,193	—
Premises and equipment, net	22,071	19,707
Bank-owned life insurance	12,507	12,261
Assets related to discontinued operations, held for sale	—	35,770
Goodwill	1,933	1,508
Other assets	40,593	7,997

Total assets	$810,535	$686,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$357,037	$260,098
Interest-bearing checking	17,226	14,600
Savings deposits	10,406	10,265
Money market deposits	68,883	81,292
Time certificates of deposit	140,371	156,723
Total deposits	593,923	522,978
Advances from Federal Home Loan Bank	55,000	68,000
Securities sold under agreements to repurchase	82,214	224
Subordinated debentures	10,310	10,310
Accrued interest payable	760	842
Contingent liability	4,218	—
Liabilities related to discontinued operations, held for sale	—	30,949
Accrued expenses and other liabilities	11,234	4,679
Total liabilities	757,659	637,982

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,596,084 and 2,589,717 shares outstanding at March 31, 2008 and September 30, 2007, respectively	30	30
Additional paid-in capital	22,299	21,958
Retained earnings - substantially restricted	38,435	36,805
Accumulated other comprehensive (loss)	(833)	(3,345)
Unearned Employee Stock Ownership Plan shares	(160)	(377)
Treasury stock, 361,915 and 368,282 common shares, at cost, at March 31, 2008 and September 30, 2007, respectively	(6,895)	(6,973)
Total shareholders’ equity	52,876	48,098

Total liabilities and shareholders’ equity	$810,535	$686,080

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,599	$6,297	$12,877	$12,782
Mortgage-backed securities	2,339	1,391	3,846	2,867
Other investments	957	2,032	2,071	3,854
	9,895	9,720	18,794	19,503
Interest expense:
Deposits	2,031	2,975	4,455	6,282
FHLB advances and other borrowings	1,648	1,302	2,849	2,787
	3,679	4,277	7,304	9,069

Net interest income	6,216	5,443	11,490	10,434

Provision for loan losses	200	(225)	70	3,838

Net interest income after provision for loan losses	6,016	5,668	11,420	6,596

Non-interest income:
Card fees	11,514	3,671	16,957	7,257
Loan fees	207	244	405	480
Deposit fees	177	129	371	154
Bank-owned life insurance income	124	120	246	194
Gain on sale of securites available for sale, net	198	—	207	—
Other income	65	229	229	409
Total non-interest income	12,285	4,393	18,415	8,494

Non-interest expense:
Compensation and benefits	6,451	4,483	12,168	8,415
Card processing expense	5,044	1,589	8,101	3,242
Occupancy and equipment expense	1,795	1,024	3,040	1,939
Legal and consulting expense	790	780	1,229	1,516
Marketing	394	289	738	455
Data processing expense	322	107	582	332
Other expense	1,559	738	3,283	1,694
Total non-interest expense	16,355	9,010	29,141	17,593

Income (loss) from continuing operations before income tax expense (benefit)	1,946	1,051	694	(2,503)

Income tax expense (benefit) from continuing operations	743	412	281	(847)

Income (loss) from continuing operations	1,203	639	413	(1,656)

Gain on sale from discontinued operations before taxes	2,309	—	2,309	—
Income (loss) from discontinued operations before taxes	4	152	76	(501)
Income tax expense (benefit) from discontinued operations	478	56	500	(188)

Income (loss) from discontinued operations	1,835	96	1,885	(313)

Net Income (loss)	$3,038	$735	$2,298	$(1,969)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.47	$0.25	$0.16	$(0.66)
Income (loss) from discontinued operations	0.71	0.04	0.73	(0.12)
Net income (loss)	$1.18	$0.29	$0.89	$(0.78)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.46	$0.24	$0.16	$(0.66)
Income (loss) from discontinued operations	0.70	0.04	0.71	(0.12)
Net income (loss)	$1.16	$0.28	$0.87	$(0.78)

Dividends declared per common share:	$0.13	$0.13	$0.26	$0.26

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(As Restated)		(As Restated)

Net income (loss)	$3,038	$735	$2,298	$(1,969)

Other comprehensive gain (loss)
Change in net unrealized gains (losses) on securities available for sale	1,749	774	3,800	3,495
Gains realized in net income	198	—	207	—
	1,947	774	4,007	3,495
Deferred income tax effect	726	289	1,495	1,303
Total other comprehensive income (loss)	1,221	485	2,512	2,192
Total comprehensive income (loss)	$4,259	$1,220	$4,810	$223

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended March 31, 2008 and 2007 (RESTATED)

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Shareholders’ Equity
Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Cash dividends declared on common stock ($.26 per share)	—	—	(663)	—	—	—	(663)

Issuance of 5,636 common shares from treasury stock due to exercise of stock options	—	(227)	—	—	—	339	112

Stock compensation	—	170	—	—	—	—	170

3,999 common shares committed to be released under the ESOP	—	46	—	—	185	—	231

Change in net unrealized gains on securities available for sale, net	—	—	—	2,192	—	—	2,192

Net loss for six months ended March 31, 2007	—	—	(1,969)	—	—	—	(1,969)

Balance, March 31, 2007	$30	$20,958	$34,321	$(2,356)	$(324)	$(7,457)	$45,172

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.26 per share)	—	—	(668)	—	—	—	(668)

Issuance of 3,967 common shares from treasury stock due to exercise of stock options	—	10	—	—	—	78	88

Stock compensation	—	224	—	—	—	—	224

6,378 common shares committed to be released under the ESOP	—	107	—	—	217	—	324

Net change in unrealized gains on securities available for sale, net of income taxes	—	—	—	2,512	—	—	2,512

Net income for six months ended March 31, 2008	—	—	2,298	—	—	—	2,298

Balance, March 31, 2008	$30	$22,299	$38,435	$(833)	$(160)	$(6,895)	$52,876

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2008	2007
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$2,298	$(1,969)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Effect of contribution to employee stock ownership plan	324	231
Depreciation, amortization and accretion, net	1,545	1,206
Provision for loan losses	70	3,838
Stock compensation	224	170
(Gain) on sale of other	(52)	(48)
Net change in accrued interest receivable	289	464
Net change in other assets	(1,741)	(817)
Net change in accrued interest payable	(82)	207
Net change in accrued expenses and other liabilities	(20,176)	(1,218)
Net cash (used in) provided by operating activities-continuing operations	(17,301)	2,064
Net cash provided by operating activities-discontinued operations	6,029	598
Net cash (used in) provided by operating activities	(11,272)	2,662

Cash flow from investing activities:
Purchase of securities available for sale	(102,790)	—
Net change in federal funds sold	75,000	(100,000)
Net change in securities purchased under agreement to resell	—	5,891
Proceeds from maturities and principal repayments of securities available for sale	15,725	12,732
Loans purchased	(7,313)	(54,840)
Net change in loans receivable	(41,348)	57,104
Proceeds from sales of foreclosed real estate	329	33
Net change in FHLB / FRB stock	(3,555)	713
Proceeds from the sale of premises and equipment	97	—
Purchase of premises and equipment	(3,759)	(1,393)
Other, net	(1,208)	358
Net cash (used in) investing activities-continuing operations	(68,822)	(79,402)
Net cash provided by investing activities-discontinued operations	17,598	2,874
Net cash (used in) investing activities	(51,224)	(76,528)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	87,297	19,261
Net change in time deposits	(16,352)	(6,990)
Net repayments of advances from Federal Home Loan Bank	(13,000)	(13,000)
Net change in securities sold under agreements to repurchase	81,990	(9,896)
Cash dividends paid	(668)	(663)
Proceeds from exercise of stock options	88	112
Other, net	—	(245)
Net cash provided by (used in) financing activities-continuing operations	139,355	(11,421)
Net cash (used in) provided by financing activities-discontinued operations	(33,210)	419
Net cash provided by (used in) financing activities	106,145	(11,002)

Net change in cash and cash equivalents	43,649	(84,868)

Cash and cash equivalents at beginning of period	20,903	109,353
Cash and cash equivalents at end of period	$64,552	$24,485

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,984	$9,521
Income taxes	—	582

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$301	$—
Cash received on sale of commercial bank	8,224	—

See Notes to Consolidated Financial Statements.

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2008, are not necessarily indicative of the results expected for the year ending September 30, 2008.

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

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At March 31, 2008 the Company’s allowance for loan losses was $4.6 million, an increase of $100,000 from $4.5 million at September 30, 2007.  During the six months ended March 31, 2008 the Company recorded a provision for loan losses of $70,000, which was directly related to loan growth and continued improvement in the Company’s loan portfolio as compared to the same period in the prior fiscal year.  During the three months ended March 31, 2008 the Company recorded a provision for loan losses of $200,000.  The Company’s net charge-offs for the three and six months ended March 31, 2008 were minimal.  Further discussion of this change in the allowance is included in “Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

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

A reconciliation of the income (loss) and common stock share used in the computation of basic and diluted EPS for the three and six months ended March 31, 2008 and 2007 is presented below.

Three Months Ended March 31,	2008	2007
(Dollars in Thousands, Except Share and Per Share Data)		(As Restated)

Earnings
Income from continuing operations	$1,203	$639
Discontinued operations, net of tax	1,835	96

Net income	$3,038	$735

Basic EPS
Weighted average common shares outstanding	2,595,165	2,549,631
Less weighted average unallocated ESOP and nonvested shares	(19,334)	(25,283)
Weighted average common shares outstanding	2,575,831	2,524,348

Earnings Per Common Share
Income from continuing operations	$0.47	$0.25
Discontinued operations, net of tax	0.71	0.04

Net income	$1.18	$0.29

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,575,831	2,524,348
Add dilutive effect of assumed exercises of stock options, net of tax benefits	44,634	96,366
Weighted average common and dilutive potential common shares outstanding	2,620,465	2,620,714

Earnings Per Common Share
Income from continuing operations	$0.46	$0.24
Discontinued operations, net of tax	0.70	0.04

Net income	$1.16	$0.28

Six Months Ended March 31,	2008	2007
(Dollars in Thousands, Except Share and Per Share Data)		(As Restated)

Earnings (Loss)
Income (loss) from continuing operations	$413	$(1,656)
Discontinued operations, net of tax	1,885	(313)

Net income (loss)	$2,298	$(1,969)

Basic EPS
Weighted average common shares outstanding	2,593,860	2,542,440
Less weighted average unallocated ESOP and nonvested shares	(19,758)	(27,174)
Weighted average common shares outstanding	2,574,102	2,515,266

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.16	$(0.66)
Discontinued operations, net of tax	0.73	(0.12)

Net income (loss)	$0.89	$(0.78)

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,574,102	2,515,266
Add dilutive effect of assumed exercises of stock options, net of tax benefits	64,231	—
Weighted average common and dilutive potential common shares outstanding	2,638,333	2,515,266

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.16	$(0.66)
Discontinued operations, net of tax	0.71	(0.12)

Net income (loss)	$0.87	$(0.78)

The calculation of the diluted loss per share for the six months ended March 31, 2007 does not reflect the assumed exercise of 89,207 stock options because the effect would have been anti-dilutive due to the net loss for the period.  Stock options totaling 125,018 were not considered in computing diluted EPS for the three months ended March 31, 2008 because they were not dilutive.  Stock options totaling 111,018 and 6,000 were not considered in computing diluted EPS for the six months ended March 31, 2008 and 2007, respectively, because they were not dilutive.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

At March 31, 2008 and September 30, 2007, the Company had outstanding commitments to originate and purchase loans totaling $64.7 million and $50.3 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At March 31, 2008, the Company had no commitments to purchase or sell securities available for sale.

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

During the three months ended June 30, 2006 or shortly thereafter three lawsuits were filed against the Company’s MetaBank subsidiary.  Three of the complaints are related to the Company’s alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner.  An additional bank, North American Banking Company, joined the First Midwest Bank-Deerfield Branches case, and these three bank plaintiffs were then joined in the action brought by First Premier Bank against MetaBank.  All four of these banks are now plaintiffs in one consolidated federal lawsuit, as discussed below. In addition, Home Federal Bank has brought a separate action, discussed below, in state court.

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

Visa Litigation Matters. The Company is a member of the Visa USA network.  During our 2008 first fiscal quarter, we were informed that VISA Inc. had reached a settlement in connection with the lawsuit brought against Visa by American Express in 2004 and had established a reserve related to an expected similar settlement with Discover Financial Services.  In addition, the Visa organization of affiliated entities had previously announced that it had completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc.  Visa Inc. intends to issue and sell a majority of its shares to the public in an initial public offering.  Subsequent to the settlement announcement, the accounting treatment by member banks for the Visa restructuring transactions, including judgment sharing agreements previously executed among the Company and Visa Inc. (“Visa”) and certain other member banks of the Visa USA network has been addressed by the ABA.  Pursuant to this guidance, the Company will potentially have litigation liabilities associated with indemnification obligations under these agreements.  Based on the Company’s 0.00271% membership share of Visa USA and the accounting guidance we have received, we have recorded a litigation liability and corresponding expense of $158,000 for the first fiscal quarter ending December 31, 2007.  The Company also recorded a gain during the second fiscal quarter of 2008 for the redemption of its shares related to Visa’s initial public offering of $197,700 and a reversal of litigation expense of $73,500 related to the Visa IPO.

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

A summary of option activity for the six months ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2007	424,269	$25.81	7.71	$5,971
Granted	5,000	32.44
Exercised	(3,967)	25.19
Forfeited or expired	(8,900)	27.84
Options outstanding, March 31, 2008	416,402	$25.88	7.39	$5,854

Options exercisable at March 31, 2008	268,702	$23.87	6.82	$4,291

A summary of nonvested share activity for the six months ended March 31, 2008 is presented below:

Weighted
	Number	Average
	of	Fair Market Value
	Shares	At Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2007	6,666	$24.43
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested shares outstanding, March 31, 2008	6,666	$24.43

As of March 31, 2008, stock based compensation expense not yet recognized in income totaled $983,000 which is expected to be recognized over a weighted average remaining period of 1.13 years.

NOTE 7.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The traditional banking segment consisting of its two banking subsidiaries, MetaBank and MetaBank WC, and Meta Payment Systems® (“MPS”), a division of MetaBank.  MetaBank and MetaBank WC operate as traditional community banks providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  MPS provides a number of products and services, primarily to third parties, including financial institutions and other businesses. These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, ACH origination services, a gift card program, rebate programs and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company®.  MetaBank WC is accounted for as discontinued bank operations.  It was reported as part of the traditional banking segment and has been separately classified to show the effect of continuing operations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three and six months ended March 31, 2008 and 2007, respectively.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended March 31, 2008
Net interest income (loss)	$3,069	$3,226	$(79)	$6,216
Provision for loan losses	200	—	—	$200
Non-interest income	693	11,528	64	$12,285
Non-interest expense	4,449	11,588	318	$16,355
Income (loss) from continuing operations before tax	(887)	3,166	(333)	$1,946
Income tax expense (benefit)	(157)	1,009	(109)	$743
Income (loss) from continuing operations	$(730)	$2,157	$(224)	$1,203

Inter-segment revenue (expense)	$(1,448)	$1,448	$—	$—
Total assets	457,923	349,610	3,002	$810,535
Total deposits	258,721	335,202	—	$593,923

	West Central
Three Months Ended March 31, 2008
Net interest income	$91
Provision for loan losses	(21)
Non-interest income, including gain on sale	2,346
Non-interest expense	145
Income from discontinued operations before tax	2,313
Income tax expense	478
Income from discontinued operations	$1,835

Inter-segment revenue (expense)	$83
Total assets	—
Total deposits	—

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total
	(Dollars in Thousands)

Three Months Ended March 31, 2007 (As Restated)
Net interest income (expense)	$3,984	$1,697	$(238)	$5,443
Provision for loan losses	(225)	—	—	(225)
Non-interest income	678	3,691	24	4,393
Non-interest expense	4,281	4,370	359	9,010
Net income (loss) before tax	606	1,018	(573)	1,051
Income tax expense (benefit)	225	347	(160)	412
Net income (loss)	$381	$671	$(413)	$639

Inter-segment revenue (expense)	$(1,699)	$1,699	$—	$—
Total assets	460,784	229,466	(1,812)	688,438
Total deposits	326,933	223,507	—	550,440

	West Central
Three Months Ended March 31, 2007
Net interest income (loss)	$231
Provision for loan losses	(55)
Non-interest income	48
Non-interest expense	182
Income from discontinued operations before tax	152
Income tax expense	56
Income from discontinued operations	$96

Inter-segment revenue (expense)	$—
Total assets	40,988
Total deposits	28,430

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Six Months Ended March 31, 2008
Net interest income (loss)	$5,512	$6,277	$(299)	$11,490
Provision for loan losses	70	—	—	$70
Non-interest income	1,276	17,038	101	$18,415
Non-interest expense	8,604	20,116	421	$29,141
Income (loss) from continuing operations before tax	(1,886)	3,199	(619)	$694
Income tax expense (benefit)	(631)	1,119	(207)	$281
Income (loss) from continuing operations	$(1,255)	$2,080	$(412)	$413

Inter-segment revenue (expense)	$(2,671)	$2,671	$—	$—
Total assets	457,923	349,610	3,002	$810,535
Total deposits	258,721	335,202	—	$593,923

	West Central
Six Months Ended March 31, 2008
Net interest income	$262
Provision for loan losses	(57)
Non-interest income, including gain on sale	2,440
Non-interest expense	374
Income from discontinued operations before tax	2,385
Income tax expense	500
Income from discontinued operations	$1,885

Inter-segment revenue (expense)	$175
Total assets	—
Total deposits	—

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total
	(Dollars in Thousands)

Six Months Ended March 31, 2007 (As Restated)
Net interest income (expense)	$7,821	$3,084	$(471)	$10,434
Provision for loan losses	3,838	—	—	3,838
Non-interest income	1,114	7,331	49	8,494
Non-interest expense	8,533	8,321	739	17,593
Net income (loss) before tax	(3,436)	2,094	(1,161)	(2,503)
Income tax expense (benefit)	(1,200)	704	(351)	(847)
Net income (loss)	$(2,236)	$1,390	$(810)	$(1,656)

Inter-segment revenue (expense)	$(3,066)	$3,066	$—	$—
Total assets	460,784	229,466	(1,812)	688,438
Total deposits	326,933	223,507	—	550,440

	West Central
Six Months Ended March 31, 2007
Net interest income (loss)	$499
Provision for loan losses	657
Non-interest income	86
Non-interest expense	429
Income from discontinued operations before tax	(501)
Income tax expense	(188)
Income from discontinued operations	$(313)

Inter-segment revenue (expense)	$—
Total assets	40,988
Total deposits	28,430

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

Part I.         Financial Information

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

META FINANCIAL GROUP, INC®.

AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

The Company, and its wholly-owned subsidiaries, MetaBank and Meta Trust, may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission, in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2008, compared to September 30, 2007 and the consolidated results of operations for the three and six months ended March 31, 2008 and 2007. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2007.

CORPORATE DEVELOPMENTS AND OVERVIEW

The Bank’s MPS division delivered record revenues and profits in the Company’s 2008 fiscal second quarter. The division was created in May 2004 and is now recognized as an industry leader in a number of different areas within the payment systems industry including prepaid debit cards, ATMs, other payment products and services.

MPS launched new programs with Jackson Hewitt, AAA and H&R Block, experienced growth in rebate cards, and saw exciting adoption rates on iAdvance, its new patent-pending micro-credit product.  On a business segment basis, its revenues (interest income plus non-interest income) grew by 179% over the same quarter a year ago and now comprise 68% of the Company’s total revenue from continuing operations compared to 38% in the second quarter of the prior year.  Although prepaid card-related deposits increased during the quarter, the average transfer pricing yield realized by MPS on these deposits dropped by 132 basis points, or 28%, in line with market conditions.  MPS will have some seasonality in its results going forward from its relationships in the tax industry.

MPS also continued to demonstrate industry leadership and positive results from its ongoing investment in innovation and infrastructure.  The Company filed 5 patents in the quarter and received several industry awards, including Most Innovative Product (iAdvance), Best Promotion Card Program (Hasbro/Young America), and the divisions top officers, Brad Hanson and Scott Galit received Industry Leadership awards.

The Bank continues to emphasize expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Bank has added seven branches in approximately the past seven years in these markets.  The Company focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developers in these communities.  During the quarter, the Company sold its commercial banking subsidiary, MetaBank WC, which included three branches in rural West-Central Iowa.  The transaction closed March 28, 2008.  The Company is now a unitary savings and loan holding company, and not a bank holding company, and is subject to the jurisdiction of the Office of Thrift Supervision (“OTS”).  These transactions allow the Company to increase its focus on higher growth markets and business lines.  The Bank now operates 13 retail banking branches: in Brookings (1) and Sioux Falls (4), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and a non-retail service branch in Memphis, Tennessee.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

FINANCIAL CONDITION

As of March 31, 2008, the Company had assets totaling $810.5 million compared to $686.1 million at September 30, 2007, even with the sale of approximately $41.0 million of assets as part of the MetaBank WC sale.  The increase in assets of $124.4 million, or 18.1%, resulted primarily from increases in the Company’s securities, loan portfolios and other assets offset in part by decreases in the Company’s cash and assets related to discontinued operations.

Total cash and cash equivalents and federal funds sold were $64.5 million at March 31, 2008, a decrease of $21.8 million, or 25.2%, from $86.3 million at September 30, 2007.  The decrease was primarily the result of the Company’s loan growth and decision to purchase mortgage-backed securities during the first two quarters.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks.  Federal funds sold deposits are maintained at various large commercial banks.

Investment securities available for sale, including mortgage-backed securities, increased $90.6 million, or 57.1%, to $249.3 million at March 31, 2008, as investment purchases exceeded related maturities, sales, and principal paydowns.  The Company’s portfolio of investment securities available for sale consists primarily of mortgage-backed securities with balloon maturities, which have relatively short expected lives and limited maturity extension risk.  During the six month period ended March 31, 2008, the Company purchased $102.8 million of mortgage-backed securities with average lives of three to four years or stated finals of approximately eleven years or less.

The Company’s portfolio of net loans receivable increased $48.4 million, or 13.6%, to $404.0 million at March 31, 2008, even with the sale of approximately $8.0 million of loans as part of the MetaBank WC sale.  The Company’s loan growth primarily relates to strong demand for commercial real estate loans.

Bond insurance receivable increased $4.2 million at March 31, 2008 due to the Company recording a receivable during the first quarter of fiscal 2008 from our insurance company related to a potential recovery of certificate of deposit fraud.

Other assets increased $32.6 million to $40.6 million at March 31, 2008 from $8.0 million at September 30, 2007.  The increase was primarily related to an increase in prepaid card funding in transit items at MPS.

Assets related to discontinued operations, held for sale, decreased 100.0% or $35.8 million from the levels at September 30, 2007 due to the sale of MetaBank WC on March 28, 2008.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

Total deposits increased $70.9 million, or 13.6%, to $593.9 million at March 31, 2008, even with the sale of approximately $29.0 million of deposits as part of the MetaBank WC sale.  The majority of this increase related to an increase in non-interest-bearing checking deposits due to growth at MPS, though non-MPS deposits grew as well.  The Company’s deposit mix continues to shift from higher costing certificates of deposit and money market deposits toward low- and no-cost checking deposits.

Total borrowings increased $69.0 million, or 101.1%, much of which is due to a short-term borrowing need at the end of the quarter, from $78.5 million at September 30, 2007 to $147.5 million at March 31, 2008.

The Company’s contingent liability for potential loss on a certificates of deposit fraud increased $4.2 million for the six month period ended March 31, 2008 as compared to the prior year.  This liability is offset by the above referenced bond insurance receivable recorded during the first quarter of fiscal 2008.

Liabilities related to discontinued operations, held for sale, decreased 100.0% or $30.9 million from the levels at September 30, 2007 due to the sale of MetaBank WC on March 28, 2008.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

At March 31, 2008, the Company’s shareholders’ equity totaled $52.9 million, up $4.8 million from $48.1 million at September 30, 2007.  The increase was related to an increase in unrealized gain in the Company’s available for sale securities portfolio and the fiscal 2008 year-to-date net income (see “Results of Operations” below) partially offset by the payment of dividends on the Company’s common stock.  At March 31, 2008, MetaBank continues to meet regulatory requirements for classification as well-capitalized institution.

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

At March 31, 2008, the Company’s loan portfolio exhibited strong credit quality with 30+ day delinquencies of $5.8 million, or 1.4% of total loans compared to $7.2 million, or 1.9% of total loans, at September 30, 2007.

At March 31, 2008, commercial and multi-family real estate 30+ day delinquencies totaled $1.4 million, or 0.35% of total loans.  This compares to $1.6 million or 0.45% of total loans at September 30, 2007.  Multi-family and commercial real estate loans generally present different risks than loans secured by one-to-four family residences, including, but not limited to, the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans.

At March 31, 2008, commercial business 30+ day delinquencies totaled $2.7 million, or 0.67% of total loans.  This compares to $4.8 million, or 1.32% of total loans, at September 30, 2007.  Risks associated with commercial business lending include, but are not limited to: payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made, and the success of the loan may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general environment.

At December 31, 2007, agricultural 30+ day delinquencies totaled $400,000, or 0.10% of total loans.  This compares to $163,000, or 0.05% of total loans, at September 30, 2007.  Agricultural lending also typically involves larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized.  The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices.

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

	Non-performing Assets As Of
	March 31, 2008	September 30, 2007
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$967	$243
Agricultural real estate	—	13
Consumer	2	5
Commercial business	1,769	1,867
Total	2,738	2,128

Accruing loans delinquent 90 days or more:	—	—
Total	—	—

Restructured loans:
Agricultural operating	121	150
Commercial business	—	15
Total	121	165

Foreclosed assets:
One- to four-family	267	—
Commercial and multi-family	—	229
Consumer	—	24
Commercial business	—	65
Total	267	318
Less: Allowance for losses	—	—
Foreclosed assets, net	267	318

Total non-performing assets	$3,126	$2,611
Non-performing assets as a percentage of total assets	0.39%	0.38%

Classified assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lessor quality as “substandard”, “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific reserve is not warranted.  When assets are classified as either substandard or doubtful, the Bank may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” the Bank is required either to establish a specific allowance for loan losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, who may require the establishment of additional general or specific loss allowances.  The discovery of additional information in the future may also affect both the level of classification and the amount of loss allowances.

On the basis of management’s review of its loans and other assets, at March 31, 2008, the Company had classified (from continuing operations) a total of $3.7 million of its assets as substandard, $78,000 as doubtful and none as loss.  This compares to classifications at September 30, 2007 of $6.0 million substandard, $82,000 doubtful and none as loss.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2008 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

At March 31, 2008, the Company has established an allowance for loan losses totaling $4.6 million, or 160% of non-performing loans, compared to $4.5 million, or 196% of non-performing loans at September 30, 2007.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and six months ended March 31, 2008 and 2007.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2008	2007	2008	2007
				(As Restated)

Beginning balance	$4,370	$9,362	$4,493	$6,391
Provision for loan losses	200	(225)	70	3,838
Charge-offs	(5)	(4,076)	(30)	(5,169)
Recoveries	16	44	48	45
Ending balance	$4,581	$5,105	$4,581	$5,105

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the level of the allowance as of March 31, 2008 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General.  The Company’s income from continuing operations was $1.2 million, or $0.46 per diluted share, for the three months ended March 31, 2008 compared to income from continuing operations of $639,000, or $0.24 per diluted share, for the three months ended March 31, 2007.  The Company recorded net income of $3.0 million, or $1.16 per diluted share, for the three months ended March 31, 2008 compared to net income of $735,000, or $0.28 per diluted share, for the same period in fiscal year 2007.  Net earnings in the current period were impacted by a pre-tax gain of $2.3 million resulting from the sale of the Company’s commercial banking subsidiary, MetaBank WC.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.  Additionally, earnings were impacted by increased income from card fees income from MPS’ income tax related programs and services, loan growth and higher net interest income.  In particular, MPS-related card fees for the current quarter grew by 214% over the same period in the prior year.  Offsetting these factors, in part, were higher operating expenses as MPS solidified its management team, infrastructure and operational scalability and, to a lesser extent, increased income tax expense and an increased provision for loan losses.

The Company’s income from continuing operations was $413,000, or $0.16 per diluted share, for the six months ended March 31, 2008 compared to a loss from continuing operations of $1.7 million, or $0.66 per diluted share, for the same period in fiscal year 2007.  The Company recorded net income of $2.3 million, or $0.87 per diluted share, for the six months ended March 31, 2008 compared to a net loss of $2.0 million, or $0.78 per diluted share, for the same period in fiscal year 2007.  Earnings for the six month period ended March 31, 2008 were impacted by the aforementioned factors while earnings in the prior period were impacted by the recognition of an impairment on a commercial loan relationship which reduced pre-tax earnings by $4.95 million.

 Net interest income.  Net interest income from continuing operations for the second quarter of fiscal year 2008 increased by $773,000, or 14.2%, to $6.2 million for the second quarter of fiscal year 2007.  Lower liability costs primarily contributed to this increase.  Net interest margin rose 14 basis points to 3.59% in the current quarter.  The improvement resulted primarily from the shift in the Company’s funding mix attributable to growth in non-interest-bearing deposits and decreases in higher costing certificates and public funds deposits.  Total asset yields were 5.71%, down 45 basis points for the same quarter last year.  Total liability costs fell 62 basis points to 2.09% in the current quarter.  Non-interest-bearing checking comprises 60% of total deposits at December 31, 2007 compared to 50% at September 30, 2007.  Average non-interest-bearing deposits as a percent of total average deposits and interest-bearing liabilities was 51% in the current quarter compared to 38% the same quarter a year ago.  For the six month period ended March 31, 2008 net interest income was $11.5 million compared to $10.4 million for the same period in the prior fiscal year.  Net interest margin was 3.52% for the six months ended March 31, 2008, up 6 basis points from 3.46% for the same period in the prior fiscal year.

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

Three Months Ended March 31,	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$426,059	$6,599	6.23%	$353,064	$6,297	7.23%
Mortgage-backed securities	212,773	2,339	4.42%	137,303	1,391	4.11%
Other investments and fed funds sold	58,388	957	6.59%	150,037	2,032	5.49%
Total interest-earning assets	697,220	$9,895	5.71%	640,404	$9,720	6.16%
Non-interest-earning assets	63,773			87,326
Total assets	$760,993			$727,730

Non-interest bearing deposits	$364,811	$—	0.00%	$243,178	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	16,613	32	0.77%	26,012	161	2.51%
Savings	10,201	28	1.10%	19,026	117	2.50%
Money markets	56,447	353	2.52%	60,978	478	3.18%
Time deposits	143,762	1,617	4.52%	198,588	2,219	4.53%
FHLB advances	70,443	864	4.93%	76,300	1,001	5.32%
Other borrowings	46,578	785	6.78%	15,963	301	7.65%
Total interest-bearing liabilities	344,044	3,679	4.30%	396,867	4,277	4.37%
Total deposits and interest-bearing liabilities	708,855	$3,679	2.09%	640,045	$4,277	2.71%
Other non-interest bearing liabilities	9,788			44,052
Total liabilities	718,643			684,097
Shareholders’ equity	42,350			43,633
Total liabilities and shareholders’ equity	$760,993			$727,730
Net interest income and net interest rate spread including non-interest bearing deposits		$6,216	3.62%		$5,443	3.45%

Net interest margin			3.59%			3.45%

Six Months Ended March 31,	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$398,281	$12,877	6.47%	$338,286	$12,782	7.58%
Mortgage-backed securities	178,659	3,846	4.31%	126,304	2,867	4.55%
Other investments and fed funds sold	76,079	2,071	5.44%	140,602	3,854	5.50%
Total interest-earning assets	653,019	$18,794	5.76%	605,192	$19,503	6.46%
Non-interest-earning assets	50,263			126,994
Total assets	$703,282			$732,186

Non-interest bearing deposits	$320,809	$—	0.00%	$219,283	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,804	75	0.95%	22,750	405	3.57%
Savings	10,327	75	1.45%	20,270	303	2.99%
Money markets	60,893	910	2.99%	66,509	1,142	3.44%
Time deposits	147,860	3,395	4.59%	184,226	4,432	4.82%
FHLB advances	68,539	1,795	5.24%	71,603	2,111	5.91%
Other borrowings	30,925	1,054	6.82%	20,270	676	6.69%
Total interest-bearing liabilities	334,348	7,304	4.37%	385,628	9,069	4.72%
Total deposits and interest-bearing liabilities	655,157	$7,304	2.23%	604,911	$9,069	3.01%
Other non-interest bearing liabilities	7,285			82,617
Total liabilities	662,442			687,528
Shareholders’ equity	40,840			44,658
Total liabilities and shareholders’ equity	$703,282			$732,186
Net interest income and net interest rate spread including non-interest bearing deposits		$11,490	3.53%		$10,434	3.45%

Net interest margin			3.52%			3.46%

Provision for loan loss.  The Company recorded a provision for loan losses in the second quarter of fiscal year 2008 of $200,000 compared to a negative provision of $225,000 for the same period in the prior fiscal year.  For the six months ended March 31, 2008 the Company recorded a provision of $70,000, primarily related to loan growth, compared to a provision of $3.8 million for the same period in the prior fiscal year.  Due to continued positive delinquency trends in the Company’s loan portfolio, the Company was able to reduce the level of required loan loss allowances in the current year.  The provision recorded in the same period in the prior fiscal year was directly related to a $4.95 million provision on a purchased participation loan relationship.  See “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  Non-interest income increased by $7.9 million, or 179.6%, to $12.3 million from $4.4 million in the prior fiscal year second quarter.  The increase is the result of higher fee income earned on prepaid debit cards, income tax related programs and other products and services offered by MPS.  Fees earned on prepaid debit cards, tax related programs and other payment systems products and services were $11.5 million for the second quarter of fiscal year 2008, compared to $3.7 million for the same quarter in fiscal year 2007.  For the six months ended March 31, 2008, non-interest income increased by $9.9 million, or 116.6%, to $18.4 million from $8.5 million for the same period in the prior fiscal year.  Fees earned on prepaid debit cards and other payment systems products and services were $17.0 million for the six months ended March 31, 2008, compared to $7.3 million for the same period in fiscal year 2007.

Non-interest expense.  Non-interest expense increased by $7.4 million, or 82.2%, to $16.4 million for the second quarter of fiscal year 2008 from $9.0 million for the same quarter in fiscal year 2007.  Non-interest expense increased by $11.5 million, or 65.3%, to $29.1 million for the six months ended March 31, 2008 from $17.6 million for the same period in fiscal year 2007.

Compensation expense rose $2.0 million on a quarter over quarter basis to $6.5 million.  For the six months ended March 31, 2008, compensation expense totaled $12.2 million, compared to $8.4 million for the same period in the prior fiscal year.  The increase represents the addition of executive level management, client relations, compliance and operations support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Many of the new employees at MPS and in IT are focused on developing and supporting new product lines and increasing market penetration of our payments systems products and services.

Costs associated with the operational support of card-related products at MPS also increased.  Card processing expenses rose $3.4 million from $1.6 million in the second quarter of fiscal year 2007 to $5.0 million in the current quarter as a result of the significant growth in the division’s product lines.  For the six months ended March 31, 2008, card processing expense totaled $8.1 million, compared to $3.2 million for the same period in the prior fiscal year. These expenses primarily stem from MPS’ SimplexusTM prepaid card product and other prepaid card programs managed by MPS.  Other card processing expense increases are attributable to settlement functions for value loading, card sales and anticipated growth of existing products.  Management expects that these costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

The Company’s occupancy and equipment expense also rose during the second quarter of fiscal year 2008 as compared to the same period in the prior fiscal year, primarily driven by the addition of administrative office space in Sioux Falls, SD, and Omaha, NE, and a new branch/administrative office in downtown Des Moines, IA, as well as investment in computer hardware and software, primarily to support growth at MPS.  Occupancy and equipment expense for the first quarter of fiscal year 2008 was $1.8 million compared to $1.0 million for the same period in fiscal year 2007.  Occupancy and equipment expense for the six months ended March 31, 2008 was $3.0 million compared to $1.9 million for the same period in fiscal year 2007.

Income tax expense.  Income tax expense from continuing operations for the second quarter of fiscal year 2008 was $743,000, or an effective tax rate of 38.2%, compared to $412,000, or an effective tax rate of 39.2% for the same period in the prior fiscal year.  The change is primarily due to the change in income from continuing operations before income tax expense.  For the six months ended March 31, 2008, the Company recorded income tax expense from continuing operations in the amount of $281,000, or an effective tax rate of 40.5%, compared to an income tax benefit of $847,000, or an effective tax rate of 33.8% for the same period in the prior fiscal year.  The change is due primarily to the change in net income before income tax expense.  The Company’s recorded income tax expense was also impacted by permanent differences between book and taxable income.

Discontinued Operations.  Income from discontinued operations was $1.8 million for the three months ended March 31, 2008 compared to $96,000 for the same period in the prior fiscal year.  Income (loss) from discontinued operations was income of $1.9 million for the six months ended March 31, 2008 compared to a loss of $313,000 for the same period in the prior fiscal year.  The increase in earnings was primarily related to a pre-tax gain on sale of discontinued operations in the current period of $2.3 million.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2008, the Company had commitments to originate and purchase loans totaling $64.7 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth MetaBank’s actual capital and required capital amounts and ratios at March 31, 2008 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At March 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
MetaBank
Tangible capital (to tangible assets)	$57,197	7.05%	$12,161	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	57,197	7.05	32,430	4.00	$40,538	5.00%
Tier 1 (core) capital (to risk-weighted assets)	57,197	10.41	21,969	4.00	32,953	6.00
Total risk-based capital (to risk-weighted assets)	60,589	11.03	43,937	8.00	54,922	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At March 31, 2008, MetaBank exceeded minimum requirements for the well-capitalized category.

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

Presented below (including discontinued operations), as of March 31, 2008 and September 30, 2007, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  As illustrated in the table below, at March 31, 2008, the Company was in a similar interest rate risk position compared to September 30, 2007, with a nearly equivalent amount of exposure to increases and declines in interest rates.  At both March 31, 2008 and September 30, 2007, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  As of March 31, 2008, MetaBank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rates	Board Limit	At March 31, 2008		At September 30, 2007
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
+200 bp	(20)%	$(5,281)	(6)%	$(606)	(1)%
+100 bp	(10)	(1,826)	(2)	(221)	(1)
0 bp (Base Case)	—	—	—	—	—
-100 bp	(10)	(1,544)	(2)	(545)	(1)
-200 bp	(20)	(7,397)	(9)	(3,226)	(4)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.            Legal Proceedings — See “Legal Proceedings” of Note 5 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.            Defaults Upon Senior Securities - None

Item 4.            Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on February 12, 2008 (the “Annual Meeting”), the shareholders elected the two individuals nominated to serve as directors until 2011 or until their respective successors are elected and qualified, as set forth in Proposal I in the Company’s Proxy Statement relating to the Annual Meeting.  The two individuals elected, and the number of votes cast for, or withheld, with respect to each of them, is as follows:

E. Thurman Gaskill	For: 2,250,578	Vote Withheld: 148,321
Rodney G. Muilenburg	For: 2,254,578	Vote Withheld: 144,321

The following directors continue to serve on the Board of Directors following the Annual Meeting:  James S. Haahr, J. Tyler Haahr, Frederick V. Moore, E. Wayne Cooley, Bradley C. Hanson and Jeanne Partlow.

Additionally, the shareholders ratified the amendment of the Company’s 2002 Omnibus Incentive Plan as set forth in Proposal II in the Company’s Proxy Statement relating to the Annual Meeting.  The number of votes cast for and against the amendment, together with abstentions and non-votes, are as follows:

For:	1,369,191
Against:	311,805
Abstain:	105,421
Non-Votes:	612,482

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