Form 10-Q
period 2008-06-30
META FINANCIAL GROUP INC
filed 2008-08-14
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 8, 2008:
Common Stock, $.01 par value	2,601,103 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2008	September 30, 2007
ASSETS

Cash and due from banks	$9,310	$1,210
Interest-bearing deposits in other financial institutions	17,904	10,110
Total cash and cash equivalents	27,214	11,320
Federal funds sold	385	75,000
Investment securities available for sale	21,910	25,960
Mortgage-backed securities available for sale	210,636	132,741
Loans receivable - net of allowance for loan losses of $4,728 at June 30, 2008 and $4,493 at September 30, 2007	423,338	355,612
Federal Home Loan and Federal Reserve Bank stock, at cost	8,238	4,015
Accrued interest receivable	4,003	4,189
Bond insurance receivable	4,143	—
Premises and equipment, net	21,917	19,707
Bank-owned life insurance	12,632	12,261
Assets related to discontinued operations, held for sale	—	35,770
Goodwill	2,046	1,508
Other assets	45,272	7,997

Total assets	$781,734	$686,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$343,406	$260,098
Interest-bearing checking	14,830	14,600
Savings deposits	11,897	10,265
Money market deposits	42,914	81,292
Time certificates of deposit	131,449	156,723
Total deposits	544,496	522,978
Advances from Federal Home Loan Bank	112,525	68,000
Securities sold under agreements to repurchase	53,392	224
Subordinated debentures	10,310	10,310
Accrued interest payable	610	842
Contingent liability	4,293	—
Liabilities related to discontinued operations, held for sale	—	30,949
Accrued expenses and other liabilities	6,708	4,679
Total liabilities	732,334	637,982

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,599,361 and 2,589,717 shares outstanding at June 30, 2008 and September 30, 2007, respectively	30	30
Additional paid-in capital	22,480	21,958
Retained earnings - substantially restricted	37,688	36,805
Accumulated other comprehensive (loss)	(3,898)	(3,345)
Unearned Employee Stock Ownership Plan shares	(91)	(377)
Treasury stock, 358,638 and 368,282 common shares, at cost, at June 30, 2008 and September 30, 2007, respectively	(6,809)	(6,973)
Total shareholders’ equity	49,400	48,098

Total liabilities and shareholders’ equity	$781,734	$686,080

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Interest and dividend income:
Loans receivable, including fees	$6,290	$6,319	$19,167	$19,101
Mortgage-backed securities	2,390	1,304	6,236	4,171
Other investments	491	1,534	2,562	5,388
	9,171	9,157	27,965	28,660
Interest expense:
Deposits	1,813	2,763	6,268	9,045
FHLB advances and other borrowings	1,367	1,295	4,216	4,082
	3,180	4,058	10,484	13,127

Net interest income	5,991	5,099	17,481	15,533

Provision for loan losses	125	(500)	195	3,338

Net interest income after provision for loan losses	5,866	5,599	17,286	12,195

Non-interest income:
Card fees	7,509	3,627	24,466	10,884
Gain on sale of branches, net	—	3,331	—	3,331
Deposit fees	250	268	621	684
Loan fees	213	203	618	421
Gain on sale of securities available for sale, net	—	271	—	271
Gain on sale of equity securities, net	318	—	525	—
Bank-owned life insurance income	126	120	372	314
Other income	113	136	342	545
Total non-interest income	8,529	7,956	26,944	16,450

Non-interest expense:
Compensation and benefits	6,601	4,815	18,769	13,230
Card processing expense	3,569	1,595	11,670	4,837
Occupancy and equipment expense	1,732	867	4,772	2,806
Legal and consulting expense	996	628	2,225	2,144
Marketing	246	295	984	563
Data processing expense	386	164	968	683
Other expense	1,610	1,111	4,893	2,806
Total non-interest expense	15,140	9,475	44,281	27,069

Income (loss) from continuing operations before income tax expense (benefit)	(745)	4,080	(51)	1,576

Income tax expense (benefit) from continuing operations	(335)	1,642	(54)	795

Income (loss) from continuing operations	(410)	2,438	3	781

Gain on sale from discontinued operations before taxes	—	—	2,309	—
Income (loss) from discontinued operations before taxes	—	45	76	(455)
Income tax expense (benefit) from discontinued operations	—	(81)	500	(269)

Income (loss) from discontinued operations	—	126	1,885	(186)

Net Income (loss)	$(410)	$2,564	$1,888	$595

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.16)	$0.96	$—	$0.31
Income (loss) from discontinued operations	—	0.05	0.73	(0.07)
Net income (loss)	$(0.16)	$1.01	$0.73	$0.24

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.16)	$0.91	$—	$0.30
Income (loss) from discontinued operations	—	0.05	0.72	(0.07)
Net income (loss)	$(0.16)	$0.96	$0.72	$0.23

Dividends declared per common share:	$0.13	$0.13	$0.39	$0.39

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)

Net income (loss)	$(410)	$2,564	$1,888	$595

Other comprehensive gain (loss)
Change in net unrealized gains (losses) on securities available for sale	(5,207)	(407)	(1,407)	3,630
Gains realized in net income	318	271	525	271
	(4,889)	(136)	(882)	3,901
Deferred income tax effect	(1,824)	(50)	(329)	1,253
Total other comprehensive income (loss)	(3,065)	(86)	(553)	2,648
Total comprehensive income (loss)	$(3,475)	$2,478	$1,335	$3,243

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Nine Months Ended June 30, 2008 and 2007 (RESTATED)

(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock	Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Cash dividends declared on common stock ($.39 per share)	—	—	(986)	—	—	—	(986)

Issuance of 36,120 common shares from treasury stock due to exercise of stock options	—	(227)	—	—	—	464	237

Stock compensation	—	305	—	—	—	—	305

11,998 common shares committed to be released under the ESOP	—	70	—	—	332	—	402

Change in net unrealized gains on securities available for sale, net	—	—	—	2,106	—	—	2,106

Net income for nine months ended June 30, 2007	—	—	595	—	—	—	595

Balance, June 30, 2007	$30	$21,117	$36,562	$(2,442)	$(177)	$(7,332)	$47,758

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.39 per share)	—	—	(1,005)	—	—	—	(1,005)

Issuance of 14,089 common shares from treasury stock due to exercise of stock options	—	(2)	—	—	—	164	162

Stock compensation	—	324	—	—	—	—	324

4,252 common shares committed to be released under the ESOP	—	200	—	—	286	—	486

Net change in unrealized losses on securities available for sale, net of income taxes	—	—	—	(553)	—	—	(553)

Net income for nine months ended June 30, 2008	—	—	1,888	—	—	—	1,888

Balance, June 30, 2008	$30	$22,480	$37,688	$(3,898)	$(91)	$(6,809)	$49,400

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2008	2007
		(As Restated)
Cash flows from operating activities:
Net income	$1,888	$595
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Effect of contribution to employee stock ownership plan	486	402
Depreciation, amortization and accretion, net	2,368	1,586
Provision for loan losses	195	3,338
Stock compensation	324	305
(Gain) on sale of branches	—	(3,331)
(Gain) on sale of investments available for sale, net	—	(271)
(Gain) on sale of equity investments, net	(525)	—
(Gain) on sale of other	(79)	(70)
Net change in accrued interest receivable	186	354
Net change in other assets	(6,350)	(1,372)
Net change in accrued interest payable	(232)	(18)
Net change in accrued expenses and other liabilities	(24,627)	1,348
Net cash (used in) provided by operating activities-continuing operations	(26,366)	2,866
Net cash provided by operating activities-discontinued operations	6,029	602
Net cash (used in) provided by operating activities	(20,337)	3,468

Cash flow from investing activities:
Purchase of securities available for sale	(102,790)	(3,463)
Net change in federal funds sold	74,615	(45,000)
Proceeds from sales of securities available for sale	—	373
Net change in securities purchased under agreement to resell	—	5,891
Proceeds from maturities and principal repayments of securities available for sale	27,469	20,541
Loans purchased	(15,487)	(66,638)
Net change in loans receivable	(52,657)	78,788
Proceeds from sales of foreclosed real estate	596	79
Net change in FHLB / FRB stock	(4,223)	771
Proceeds from the sale of premises and equipment	102	—
Cash paid upon sale of branches	—	(33,665)
Purchase of premises and equipment	(4,348)	(2,528)
Other, net	615	127
Net cash (used in) investing activities-continuing operations	(76,108)	(44,724)
Net cash provided by investing activities-discontinued operations	17,598	4,019
Net cash (used in) investing activities	(58,510)	(40,705)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	46,792	4,572
Net change in time deposits	(25,274)	(11,595)
Net change in advances from Federal Home Loan Bank	44,525	(15,300)
Net change in securities sold under agreements to repurchase	53,168	(14,960)
Cash dividends paid	(1,005)	(986)
Proceeds from exercise of stock options	162	219
Net cash provided by (used in) financing activities-continuing operations	118,368	(38,050)
Net cash (used in) financing activities-discontinued operations	(33,210)	(1,476)
Net cash provided by (used in) financing activities	85,158	(39,526)

Net change in cash and cash equivalents	6,311	(76,763)

Cash and cash equivalents at beginning of period	20,903	109,353
Cash and cash equivalents at end of period	$27,214	$32,590

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2008	2007
		(As Restated)
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11,794	$14,134
Income taxes	—	570

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$278	$96
Cash received on sale of commercial bank	8,224	—

Sale of Branches:
Assets disposed of:
Loans	$—	$(2,223)
Accrued interest receivable	—	(14)
Premises and equipment	—	(130)
Liabilities assumed by buyer:
Non-interest bearing demand, NOW, savings and money market deposits	—	11,141
Time deposits	—	28,030
Other liabilities	—	192
(Gain) on sale of branches, net	—	(3,331)
Cash paid upon sale of branches	$—	$33,665

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2007, filed as Exhibit 13 to Meta Financial Group, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on January 11, 2008.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2008, are not necessarily indicative of the results expected for the year ending September 30, 2008.

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

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At June 30, 2008 the Company’s allowance for loan losses was $4.7 million, an increase of $200,000 from $4.5 million at September 30, 2007.  During the nine months ended June 30, 2008 the Company recorded a provision for loan losses of $195,000, which was primarily related to growth in the Company’s loan portfolio as compared to the same period in the prior fiscal year, and which included a provision for loan losses of $125,000 during the three months ended June 30, 2008.  The Company’s net charge-offs for the three and nine months ended June 30, 2008 were minimal.  Further discussion of this change in the allowance is included in “Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

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

A reconciliation of the income (loss) and common stock share used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2008 and 2007 is presented below.

Three Months Ended June 30,	2008	2007
(Dollars in Thousands, Except Share and Per Share Data)		(As Restated)

Earnings (Loss)
Income (loss) from continuing operations	$(410)	$2,438
Discontinued operations, net of tax	—	126

Net income (loss)	$(410)	$2,564

Basic EPS
Weighted average common shares outstanding	2,596,479	2,565,719
Less weighted average unallocated ESOP and nonvested shares	(18,976)	(21,284)
Weighted average common shares outstanding	2,577,503	2,544,435

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.16)	$0.96
Discontinued operations, net of tax	—	0.05

Net income (loss)	$(0.16)	$1.01

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,577,503	2,544,435
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	118,689
Weighted average common and dilutive potential common shares outstanding	2,577,503	2,663,124

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.16)	$0.91
Discontinued operations, net of tax	—	0.05

Net income (loss)	$(0.16)	$0.96

Nine Months Ended June 30,	2008	2007
(Dollars in Thousands, Except Share and Per Share Data)		(As Restated)

Earnings (Loss)
Income from continuing operations	$3	$781
Discontinued operations, net of tax	1,885	(186)

Net income	$1,888	$595

Basic EPS
Weighted average common shares outstanding	2,594,986	2,550,193
Less weighted average unallocated ESOP and nonvested shares	(19,422)	(25,213)
Weighted average common shares outstanding	2,575,564	2,524,980

Earnings (Loss) Per Common Share
Income from continuing operations	$—	$0.31
Discontinued operations, net of tax	0.73	(0.07)

Net income	$0.73	$0.24

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,575,564	2,524,980
Add dilutive effect of assumed exercises of stock options, net of tax benefits	31,340	103,976
Weighted average common and dilutive potential common shares outstanding	2,606,904	2,628,956

Earnings (Loss) Per Common Share
Income from continuing operations	$—	$0.30
Discontinued operations, net of tax	0.72	(0.07)

Net income	$0.72	$0.23

The calculation of the diluted loss per share for the three months ended June 30, 2008 does not reflect the assumed exercise of 7,846 stock options because the effect would have been anti-dilutive due to the net loss for the period.  Stock options totaling 311,572 were not considered in computing diluted EPS for the three months ended June 30, 2008 because they were not dilutive.  Stock options totaling 125,018 and 12,000 were not considered in computing diluted EPS for the nine months ended June 30, 2008 and 2007, respectively, because they were not dilutive.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

At June 30, 2008 and September 30, 2007, the Company had outstanding commitments to originate and purchase loans totaling $62.4 million and $50.3 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At June 30, 2008, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

MetaBank (“the Bank”) has been named in several lawsuits whose eventual outcome could have an adverse effect on the consolidated financial position or results of operations of the Company.

Chris Dengler, et al, v. Nelson Automotive Group, Inc., et al.  In the Circuit Court of South Dakota, County of Minnehaha, (Civ. No. 06-1106) a lawsuit was filed by a number of plaintiffs who had purchased vehicles naming the Bank together with a number of other defendants.  The Bank, in conjunction with a roster of participating banks, had provided a series of loans and lines of credit to Dan Nelson Auto Group (“DNAG”) and South Dakota Acceptance Corporation (“SDAC”). Plaintiffs allege that the defendants, including the Bank, “participated in the fraudulent scheme” by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed “special benefits” for providing these loans.  DNAG, SDAC and Nelson have since filed for bankruptcy.  Plaintiffs also allege that MetaBank did not vigorously pursue claims against Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies.  The claims against J. Tyler Haahr personally and the MetaBank entities were dismissed with prejudice on January 4, 2008, and this matter is now on appeal, as to MetaBank only.

First Midwest Bank-Deerfield Branches, et al, v. MetaBank.  U.S. District Court for the District of South Dakota, Southern Division (4:06-cv-4114).  During the three months ended June 30, 2006 or shortly thereafter three lawsuits were filed against the Bank in Federal Court in Sioux Falls.  Three of the complaints, previously disclosed, were related to Meta Bank’s alleged actions in connection with its activities as lead lender to three companies involved in auto sales, service, and financing and their owner.  An additional bank, North American Banking Company, joined these three bank plaintiffs in one action.  All four of these banks were plaintiffs in one consolidated federal lawsuit, as discussed below. In addition, Home Federal Bank has brought a separate action, discussed below, in state court. These consolidated complaints allege that plaintiff banks, who were participating lenders with MetaBank on a series of loans made to DNAG and SDAC, suffered damages as a result of MetaBank’s placement and administration of the loans that were the subject of the loan participation agreements.  The complaint sounds in breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty.  On July 17, 2006, MetaBank removed the case from state court to the United States District Court for the District of South Dakota, where the action has been assigned case no. Civ. 06-4114.  Plaintiff(s) moved to remand the case back to state court, but this motion was denied.  As noted above, North American Banking Company was allowed by the United States District Court to join this action with similar claims and allegations against MetaBank.  The Company believes that three of these four cases have now been resolved through mediation with no additional financial loss recognition to MetaBank.  In that respect, subject to a reservation of rights, the Company’s insurance carrier has agreed to cover virtually all of the settlement amounts in the three cases and has paid for counsel to defend all four actions through discovery.  Mid-Country Bank is scheduled to mediate their case with MetaBank in Minneapolis, MN in late August.

Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230).  On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, in South Dakota’s Second Judicial Circuit Court, Minnehaha County in the above titled action.  The complaint alleges that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements.  The complaint sounds in fraud, negligent misrepresentation, breach of fiduciary duty, conspiracy and breach of duty of good faith and fair dealing.  Discovery has been completed.  Cross-motions for summary judgment have been filed and argued, and they are now pending.  The case has been scheduled for trial later in November 2008.  The plaintiff is seeking in excess of $4.0 million in damages; as previously disclosed, the Company intends, to vigorously defend its actions.  No prediction can be made as to the outcome of the case, and therefore the Company’s actual loss, if any, associated with the Mid-Country Bank and Home Federal Bank actions cannot be determined at this time.

First Federal Bank Littlefield Texas ssb, formerly known as, First Federal Savings and Loan Association, Littlefield, Texas v. MetaBank, formerly known as First Federal Savings Bank of the Midwest,  filed in the 154th Judicial District Court of Lamb County (Cause No. 17435);  The Frost National Bank v. MetaBank and Meta Financial Group, Inc., filed in the United States District Court for the Northern District of Texas (Cause No. 3:08-CV-625-M).  On April 3, 2008, First Federal Bank filed suit against MetaBank in Texas State Court in Lubbock seeking recovery of a purported MetaBank certificate of deposit (CD) that it claims it purchased.  On April 11, 2008, Frost National Bank filed suit against MetaBank in the United States District Court for the District of Texas seeking a similar recovery.  On June 25, 2008, an action was filed in the 95th Judicial District Court for Dallas County, Texas entitled Methodist Hospitals of Dallas v MetaBank and Meta Financial Group seeking recovery of a purported MetaBank CD purchased in May, 2001.  Additionally, on July 14, 2008, a class action complaint was filed in the United States District Court for the District of New Hampshire entitled Guardian Angel Credit Union v MetaBank  (Cause No. 08-CV-261-PB) and was filed on behalf of Guardian Angel Credit Union and all other CD purchasers similarly situated, to recover funds in connection with purported MetaBank CDs.  Earlier, MetaBank had been contacted by another institution, but could find no record of the CD it had allegedly purchased, and commenced an investigation. As a result of that investigation, it now appears that a former MetaBank employee had been selling fraudulent CDs, using MetaBank’s name and standard form of CD, to various financial institutions through an independent broker and instructing purchasers to wire the purchase money into one of a number of false accounts she had created at MetaBank.  The Bank continues to receive a number of demands from purchasers of these fraudulent CDs in addition to the lawsuits listed above. All evidence currently available indicates that the former employee ran this fraud for her own benefit and regularly took money from the MetaBank accounts to which the purchase monies had been wired.   As a result of the interruption of this fraud, there are some $4.2 million of bogus CDs still outstanding to various financial institutions.  As the former employee was apparently using the funds of new victims to pay off the previous victims of her scheme, it does not appear at this time that she stole any Bank money as part of this fraud.  MetaBank therefore does not appear at this time to have suffered any direct loss as a result of the fraud, but it may suffer a loss to the extent it is exposed to liability for claims such as these.    There are unresolved questions as whether, under what theory and to what degree the Bank might be liable for the former employee’s actions.  At this time, MetaBank’s insurer has agreed to provide a defense to the two litigations in Texas under a reservation of rights.

Other than the matters set forth above, there are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation to their respective businesses.

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

A summary of option activity for the nine months ended June 30, 2008 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2007	424,269	$25.81	7.71	$5,971
Granted	7,000	32.44	—	—
Exercised	(13,241)	20.70	—	—
Forfeited or expired	(8,900)	27.84	—	—
Options outstanding, June 30, 2008	409,128	$25.96	7.00	$5,718

Options exercisable at June 30, 2008	276,428	$24.40	6.51	$4,268

A summary of nonvested share activity for the nine months ended June 30, 2008 is presented below:

Weighted
	Number	Average
	of	Fair Market Value
	Shares	At Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2007	6,666	$24.43
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested shares outstanding, June 30, 2008	6,666	$24.43

As of June 30, 2008, stock based compensation expense not yet recognized in income totaled $830,700 which is expected to be recognized over a weighted average remaining period of 1.07 years.

NOTE 7.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, traditional banking, consists of its banking subsidiary, MetaBank.  MetaBank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The second reportable segment, Meta Payment Systems® (“MPS”), is a division of MetaBank.  MPS provides a number of products and services, to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs, and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company® and inter-segment eliminations.  MetaBank WC is accounted for as discontinued bank operations.  It is reported as part of the traditional banking segment and has been separately classified to show the effect of continuing operations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three and nine months ended June 30, 2008 and 2007, respectively.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended June 30, 2008
Net interest income (loss)	$3,717	$2,526	$(252)	$5,991
Provision for loan losses	125	—	—	$125
Non-interest income	939	7,583	7	$8,529
Non-interest expense	4,763	10,429	(52)	$15,140
Income (loss) from continuing operations before tax	(232)	(320)	(193)	$(745)
Income tax expense (benefit)	(109)	(128)	(98)	$(335)
Income (loss) from continuing operations	$(123)	$(192)	$(95)	$(410)

Inter-segment revenue (expense)	$(1,761)	$1,761	$—	$—
Total assets	447,682	331,295	2,757	$781,734
Total deposits	224,499	320,589	(592)	$544,496

(1)  For the three months ended June 30, 2008, MetaBank WC had no information to report.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended June 30, 2007
Net interest income (loss)	$3,652	$1,667	$(220)	$5,099
Provision for loan losses	(500)	—	—	$(500)
Non-interest income	4,271	3,659	26	$7,956
Non-interest expense	4,500	4,499	476	$9,475
Income (loss) from continuing operations before tax	3,923	827	(670)	$4,080
Income tax expense (benefit)	1,543	306	(207)	$1,642
Income (loss) from continuing operations	$2,380	$521	$(463)	$2,438

Inter-segment revenue (expense)	$(3,035)	$3,035	$—	$—
Total assets	432,736	236,661	(2,673)	$666,724
Total deposits	290,729	229,983	—	$520,712

	West Central
Three Months Ended June 30, 2007
Net interest income	$226
Provision for loan losses	$—
Non-interest income, including gain on sale	$72
Non-interest expense	$253
Income from discontinued operations before tax	45
Income tax expense	$(81)
Income from discontinued operations	$126

Inter-segment revenue (expense)	$70
Total assets	—
Total deposits	—

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2008
Net interest income (loss)	$9,229	$8,803	$(551)	$17,481
Provision for loan losses	195	—	—	$195
Non-interest income	2,215	24,621	108	$26,944
Non-interest expense	13,367	30,556	358	$44,281
Income (loss) from continuing operations before tax	(2,118)	2,868	(801)	$(51)
Income tax expense (benefit)	(740)	994	(308)	$(54)
Income (loss) from continuing operations	$(1,378)	$1,874	$(493)	$3

Inter-segment revenue (expense)	$(4,432)	$4,432	$—	$—
Total assets	447,682	331,295	2,757	$781,734
Total deposits	224,499	320,589	(592)	$544,496

	West Central
Nine Months Ended June 30, 2008
Net interest income	$262
Provision for loan losses	(57)
Non-interest income, including gain on sale	2,440
Non-interest expense	374
Income from discontinued operations before tax	2,385
Income tax expense	500
Income from discontinued operations	$1,885

Inter-segment revenue (expense)	$175
Total assets	—
Total deposits	—

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2007
Net interest income (loss)	$11,473	$4,751	$(691)	$15,533
Provision for loan losses	3,338	—	—	$3,338
Non-interest income	5,385	10,990	75	$16,450
Non-interest expense	13,035	12,820	1,214	$27,069
Income (loss) from continuing operations before tax	485	2,921	(1,830)	$1,576
Income tax expense (benefit)	343	1,010	(558)	$795
Income (loss) from continuing operations	$142	$1,911	$(1,272)	$781

Inter-segment revenue (expense)	$(4,734)	$4,734	$—	$—
Total assets	432,736	236,661	(2,673)	$666,724
Total deposits	290,729	229,983	—	$520,712

	West Central
Nine Months Ended June 30, 2007
Net interest income	$725
Provision for loan losses	657
Non-interest income, including gain on sale	158
Non-interest expense	681
Income from discontinued operations before tax	(455)
Income tax expense	(269)
Income from discontinued operations	$(186)

Inter-segment revenue (expense)	$94
Total assets	—
Total deposits	—

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by MPS or MetaBank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

GENERAL

The Company is a unitary savings and loan holding company whose primary subsidiary is MetaBank.  The Company was incorporated in 1993 as a unitary non-diversified savings and loan holding company that, on September 20 of that year, acquired all of the capital stock of MetaBank, a federal savings bank, in connection with MetaBank’s conversion from mutual to stock form of ownership.  On September 30, 1996, the Company became a bank holding company in conjunction with the acquisition of MetaBank WC, a state-chartered commercial bank.  Finally, in connection with a transaction that closed on March 28, 2008, whereby the Company sold its ownership interest in MetaBank WC, the Company again became a unitary savings and loan holding company regulated by the Office of Thrift Supervision.  The sale of MetaBank WC has been accounted for as discontinued bank operations.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2008, compared to September 30, 2007, and the consolidated results of operations for the three and nine months ended June 30, 2008 and 2007. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2007.

CORPORATE DEVELOPMENTS AND OVERVIEW

The MPS division continued to demonstrate significant growth on a year-over-year basis.  Fiscal third quarter 2008 MPS-related card fee income grew 107% as all product lines were higher than the same period in fiscal 2007.  The division also continued to exhibit product innovation as five additional patents were filed during the quarter.  The iAdvance micro lending product, which provides a line of credit on prepaid cards, is continuing its pilot program and performance thus far has validated management’s expectations.

The Bank continues to build on its expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Bank has added seven branches in approximately the past seven years in these markets.  The Bank focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developers in these communities.  During the second quarter of fiscal 2008, the Company sold its commercial banking subsidiary, MetaBank WC, which included three branches in rural West-Central Iowa.  The transaction closed March 28, 2008.  The Company is now a unitary savings and loan holding company, and not a bank holding company, and is subject to the jurisdiction of the Office of Thrift Supervision (“OTS”).  This transaction allows the Company to increase its focus on higher growth markets and business lines.  The Bank now operates 13 retail banking branches: in Brookings (1) and Sioux Falls (4), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and a non-retail service branch in Memphis, Tennessee.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

FINANCIAL CONDITION

As of June 30, 2008, the Company’s assets grew by $95.6 million, or 13.9%, to $781.7 million compared to $686.1 million at September 30, 2007, including the sale of approximately $41.0 million of assets as part of the MetaBank WC sale during the second quarter of fiscal 2008.  The increase in assets was reflected primarily in increases in the Company’s securities, loan portfolios and other assets offset in part by decreases in the Company’s cash, federal funds sold and assets related to discontinued operations.

Total cash and cash equivalents and federal funds sold were $27.6 million at June 30, 2008, a decrease of $58.7 million, or 68.0%, from $86.3 million at September 30, 2007.  The decrease primarily was the result of the Company’s loan growth and decision to purchase mortgage-backed securities during the first three quarters.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks.  Federal funds sold deposits are maintained at various large commercial banks.

Investment securities available for sale, including mortgage-backed securities, increased $73.8 million, or 46.5%, to $232.5 million at June 30, 2008, as investment purchases exceeded related maturities, sales, and principal paydowns.  The Company’s portfolio of investment securities available for sale consists primarily of mortgage-backed securities with balloon maturities, which have relatively short expected lives and limited maturity extension risk.  During the nine month period ended June 30, 2008, the Company purchased $102.8 million of mortgage-backed securities with average lives of three to four years or stated finals of approximately eleven years or less.

The Company’s portfolio of net loans receivable increased $67.7 million, or 19.0%, to $423.3 million at June 30, 2008.  The Company’s loan growth primarily relates to strong demand for commercial real estate and agricultural operating loans.

Bond insurance receivable increased $4.1 million at June 30, 2008 due to the Company recording a receivable during the first quarter of fiscal 2008 from our insurance company related to an anticipated recovery of certificate of deposit fraud.

Other assets increased $37.3 million to $45.3 million at June 30, 2008 from $8.0 million at September 30, 2007.  The increase was primarily related to an increase in prepaid card funding in transit items at MPS.

Assets related to discontinued operations, held for sale, decreased 100.0% or $35.8 million from the levels at September 30, 2007 due to the sale of MetaBank WC on March 28, 2008.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

Total deposits increased $21.5 million, or 4.1%, to $544.5 million at June 30, 2008.  The majority of this increase related to an increase in non-interest-bearing checking deposits due to growth at MPS, although non-MPS deposits grew as well.  The Company’s deposit mix continues to shift from higher costing certificates of deposit and money market deposits toward low- and no-cost checking deposits.

Total borrowings increased $97.7 million, or 124.5%, much of which is due to a short-term borrowing need at the end of the quarter, from $78.5 million at September 30, 2007 to $176.2 million at June 30, 2008.

The Company’s contingent liability for potential loss on a certificates of deposit and check fraud increased $4.3 million for the nine month period ended June 30, 2008 as compared to the prior year.  This liability is offset by the above referenced bond insurance receivable recorded during the first quarter of fiscal 2008.

Liabilities related to discontinued operations, held for sale, decreased 100.0% or $30.9 million from the levels at September 30, 2007 due to the sale of MetaBank WC on March 28, 2008.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

At June 30, 2008, the Company’s shareholders’ equity totaled $49.4 million, up $1.3 million from $48.1 million at September 30, 2007.  The increase was related to an increase in the fiscal 2008 year-to-date net income (see “Results of Operations” below) partially offset by the decrease in gain on the Company’s available for sale portfolio and payment of dividends on the Company’s common stock.  At June 30, 2008, MetaBank continues to meet regulatory requirements for classification as well-capitalized institution.

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

At June 30, 2008, the Company’s loan portfolio exhibited strong credit quality with 30+ day delinquencies of $4.6 million, or 1.08% of total loans compared to $7.2 million, or 1.9% of total loans, at September 30, 2007.

At June 30, 2008, commercial and multi-family real estate 30+ day delinquencies totaled $272,000, or 0.06% of total loans.  This compares to $1.6 million or 0.45% of total loans at September 30, 2007.  Multi-family and commercial real estate loans generally present different risks than loans secured by one-to-four family residences, including, but not limited to, the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans.

At June 30, 2008, commercial business 30+ day delinquencies totaled $2.1 million, or 0.50% of total loans.  This compares to $4.8 million, or 1.32% of total loans, at September 30, 2007.  Risks being associated with commercial business lending include, but are not limited to: payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made.  Repayment of such loans may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general economic environment.

At June 30, 2008, agricultural 30+ day delinquencies totaled $153,000, or 0.04% of total loans.  This compares to $163,000, or 0.05% of total loans, at September 30, 2007.  Agricultural lending also typically involves larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized.  The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices.

The Company believes that the level of allowance for loan losses adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio.  Foreclosed assets include assets acquired in settlement of loans.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Non-performing Assets As Of
	June 30, 2008	September 30, 2007
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$942	$243
Agricultural real estate	—	13
Consumer	2	5
Commercial business	1,747	1,867
Total	2,691	2,128

Accruing loans delinquent 90 days or more:	—	—
Total	—	—

Restructured loans:
Agricultural operating	121	150
Commercial business	—	15
Total	121	165

Foreclosed assets:
One- to four-family	—	—
Commercial and multi-family	—	229
Consumer	—	24
Commercial business	—	65
Total foreclosed assets, net	—	318

Total non-performing assets	$2,812	$2,611
Non-performing assets as a percentage of total assets	0.36%	0.38%

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

On the basis of management’s review of its loans and other assets, at June 30, 2008, the Company had classified (from continuing operations) a total of $7.8 million of its assets as substandard, $61,000 as doubtful and none as loss.  This compares to classifications at September 30, 2007 of $6.0 million substandard, $82,000 doubtful and none as loss.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management reiterates and restates its concern that developments in the sub-prime mortgage market may have a direct effect on residential real estate prices and an indirect effect on the economy in general.  In addition, the economic slowdown and increase in energy prices are straining the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past six years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management concludes that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets continue to be very positive.  Higher commodity prices as well as higher yields have created strong economic conditions for most farmers.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the slowdown in economic growth during this fiscal year may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, and is an area to be closely monitored by management in view of its stated concerns.  Recent weather-related events, such as flooding, have occurred in the Bank’s markets.  However, this has not resulted in any material impairment to the loans originated by the Bank.  Notwithstanding these concerns, the loan portfolios’ delinquency trends strengthened during the quarter.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at

June 30, 2008 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

At June 30, 2008, the Company has established an allowance for loan losses totaling $4.7 million, or 168% of non-performing loans, compared to $4.5 million, or 196% of non-performing loans at September 30, 2007.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and nine months ended June 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2008	2007	2008	2007
				(As Restated)

Beginning balance	$4,581	$5,105	$4,493	$6,391
Provision for loan losses	125	(500)	195	3,338
Charge-offs	(1)	(420)	(30)	(5,589)
Recoveries	23	501	70	546
Ending balance	$4,728	$4,686	$4,728	$4,686

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the level of the allowance as of June 30, 2008 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested annually for impairment.

RESULTS OF OPERATIONS

General.  The Company’s loss from continuing operations was $410,000, or $0.16 per diluted share, for the three months ended June 30, 2008 compared to income from continuing operations of $2.4 million, or $0.91 per diluted share, for the three months ended June 30, 2007.  Including discontinued operations, the Company recorded net income of $2.6 million, or $0.96 per diluted share, for the same period in fiscal year 2007.  Net earnings in the current period were impacted by increased income from card fees from MPS’ programs and services and a higher provision for loan losses while earnings in the prior period were impacted by a pre-tax gain of $3.3 million resulting from the sale of four branches in northwest Iowa.

Net earnings in the nine month period ended June 30, 2008 were impacted by a pre-tax gain of $2.3 million resulting from the sale of the Company’s commercial banking subsidiary, MetaBank WC.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.  Additionally, earnings were impacted by increased income from card fees income from all of MPS’ programs and services, loan growth and higher net interest income.  In particular, MPS-related card fees for the current quarter grew by 107% over the period in the prior year.  Offsetting these factors, in part, were higher operating expenses as MPS continued to build its management team, infrastructure and operational scalability and, to a lesser extent, increased income tax expense and an increased provision for loan losses.

The Company’s income from continuing operations was $3,000 for the nine months ended June 30, 2008 compared to $781,000, or $0.30 per diluted share, for the same period in fiscal year 2007.  The Company recorded net income of $1.9 million, or $0.72 per diluted share, for the nine months ended June 30, 2008 compared to $595,000, or $0.23 per diluted share, for the same period in fiscal year 2007.  Earnings for the nine month period ended June 30, 2008 were impacted by the aforementioned factors while earnings in the prior period were impacted by the recognition of an impairment on a commercial loan relationship which reduced pre-tax earnings by $5.0 million.

 Net interest income.  Net interest income from continuing operations for the third quarter of fiscal year 2008 increased by $892,000, or 17.5%, to $6.0 million from $5.1 million for the same period in the prior fiscal year.  Higher interest-earning assets primarily contributed to this increase.  Net interest margin decreased 13 basis points to 3.32% in the current quarter.  Total asset yields were 5.09%, down 111 basis points for the same quarter last year.  Total liability costs fell 104 basis points to 1.73% in the current quarter.  Non-interest-bearing checking comprises 63% of total deposits at June 30, 2008 compared to 50% at September 30, 2007.  Average non-interest-bearing deposits as a percent of total average deposits and interest-bearing liabilities was 49% in the current quarter compared to 39% the same quarter a year ago.  For the nine month period ended June 30, 2008 net interest income was $17.5 million compared to $15.5 million for the same period in the prior fiscal year.  Net interest margin was 3.45% for the nine months ended June 30, 2008, up 15 basis points from 3.30% for the same period in the prior fiscal year.

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

Three Months Ended June 30,	2008			2007
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$428,416	$6,290	5.91%	$350,778	$6,319	7.31%
Mortgage-backed securities	217,924	2,390	4.41%	131,678	1,304	4.02%
Other investments and fed funds sold	78,925	491	2.50%	116,287	1,534	5.35%
Total interest-earning assets	725,265	$9,171	5.09%	598,743	$9,157	6.20%
Non-interest-earning assets	79,625			82,820
Total assets	$804,890			$681,563

Non-interest bearing deposits	$365,792	$—	0.00%	$231,926	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	14,335	16	0.45%	22,669	73	1.31%
Savings	9,539	14	0.59%	16,815	107	2.58%
Money markets	78,318	370	1.90%	57,008	542	3.86%
Time deposits	134,994	1,413	4.21%	175,457	2,041	4.72%
FHLB advances	75,350	792	4.23%	75,654	1,006	5.39%
Other borrowings	62,797	575	3.68%	14,752	289	7.95%
Total interest-bearing liabilities	375,333	3,180	3.41%	362,355	4,058	4.54%
Total deposits and interest-bearing liabilities	741,125	$3,180	1.73%	594,281	$4,058	2.77%
Other non-interest bearing liabilities	9,554			41,957
Total liabilities	750,679			636,238
Shareholders’ equity	54,211			45,325
Total liabilities and shareholders’ equity	$804,890			$681,563
Net interest income and net interest rate spread including non-interest bearing deposits		$5,991	3.36%		$5,099	3.43%

Net interest margin			3.32%			3.45%

Nine Months Ended June 30,	2008			2007
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$408,651	$19,167	6.27%	$354,719	$19,101	7.20%
Mortgage-backed securities	191,747	6,236	4.34%	136,894	4,171	4.07%
Other investments and fed funds sold	77,028	2,562	4.44%	138,309	5,388	5.21%
Total interest-earning assets	677,426	$27,965	5.51%	629,922	$28,660	6.08%
Non-interest-earning assets	60,016			85,390
Total assets	$737,442			$715,312

Non-interest bearing deposits	$335,804	$—	0.00%	$225,912	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,314	91	0.79%	24,505	478	2.61%
Savings	10,064	90	1.19%	20,288	410	2.70%
Money markets	66,701	1,279	2.56%	66,845	1,684	3.37%
Time deposits	143,571	4,808	4.47%	191,720	6,473	4.51%
FHLB advances	70,809	2,588	4.88%	79,278	3,116	5.26%
Other borrowings	41,549	1,628	5.23%	18,506	966	6.98%
Total interest-bearing liabilities	348,008	10,484	4.02%	401,142	13,127	4.38%
Total deposits and interest-bearing liabilities	683,812	$10,484	2.05%	627,054	$13,127	2.80%
Other non-interest bearing liabilities	8,333			43,368
Total liabilities	692,145			670,422
Shareholders’ equity	45,297			44,890
Total liabilities and shareholders’ equity	$737,442			$715,312
Net interest income and net interest rate spread including non-interest bearing deposits		$17,481	3.46%		$15,533	3.28%

Net interest margin			3.45%			3.30%

Provision for loan loss.  The Company recorded a provision for loan losses in the third quarter of fiscal year 2008 of $125,000 compared to a negative provision of $500,000 for the same period in the prior fiscal year.  For the nine months ended June 30, 2008 the Company recorded a provision of $195,000 compared to a provision of $3.3 million for the same period in the prior fiscal year.  Due to favorable positive delinquency trends in the Company’s loan portfolio, the Company was able to maintain the level of required loan loss allowances in the current year.  The provision recorded in the same period in the prior fiscal year was directly related to a $5.0 million provision on a purchased participation loan relationship.  See “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  Non-interest income increased by $573,000, or 7.2%, to $8.5 million from $8.0 million in the prior fiscal year third quarter.  The increase is the result of higher fee income earned on prepaid debit cards, income tax related programs and other products and services offered by MPS.  Fees earned on prepaid debit cards, tax related programs and other payment systems products and services were $7.5 million for the third quarter of fiscal year 2008, compared to $3.6 million for the same quarter in fiscal year 2007.  For the nine months ended June 30, 2008, non-interest income increased by $10.4 million, or 63.0%, to $26.9 million from $16.5 million for the same period in the prior fiscal year.  Fees earned on prepaid debit cards and other payment systems products and services were $24.5 million for the nine months ended June 30, 2008, compared to $10.9 million for the same period in fiscal year 2007.  Noninterest income in the prior year was impacted by a pre-tax gain of $3.3 million resulting from the sale of four branches in northwest Iowa.

Non-interest expense.  Non-interest expense increased by $5.6 million, or 58.9%, to $15.1 million for the third quarter of fiscal year 2008 from $9.5 million for the same quarter in fiscal year 2007.  Non-interest expense increased by $17.2 million, or 63.5%, to $44.3 million for the nine months ended June 30, 2008 from $27.1 million for the same period in fiscal year 2007.

Compensation expense rose $1.8 million on a quarter over quarter basis to $6.6 million.  For the nine months ended June 30, 2008, compensation expense totaled $18.8 million, compared to $13.2 million for the same period in the prior fiscal year.  The increase represents the addition of executive level management, client relations, compliance and operations support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Many of the new employees at MPS and in IT are focused on developing and supporting new product lines and increasing market penetration of our payments systems products and services.  Management expects that payroll costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

Costs associated with the operational support of card-related products at MPS also increased.  Card processing expenses rose $2.0 million from $1.6 million in the third quarter of fiscal year 2007 to $3.6 million in the current quarter as a result of the significant growth in the division’s product lines.  For the nine months ended June 30, 2008, card processing expense totaled $11.7 million, compared to $4.8 million for the same period in the prior fiscal year.  These expenses primarily stem from prepaid card programs managed by MPS.  Other card processing expense increases are attributable to settlement functions for value loading, card sales and anticipated growth of existing products.  Management expects that these costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

The Company’s occupancy and equipment expense also rose during the third quarter of fiscal year 2008 as compared to the same period in the prior fiscal year, primarily driven by the addition of administrative office space in Sioux Falls, SD, and Omaha, NE, and a new branch/administrative office in downtown Des Moines, IA, as well as investment in computer hardware and software, primarily to support growth at MPS.  Occupancy and equipment expense for the third quarter of fiscal year 2008 was $1.7 million compared to $867,000 for the same period in fiscal year 2007.  Occupancy and equipment expense for the nine months ended June 30, 2008 was $4.8 million compared to $2.8 million for the same period in fiscal year 2007.  Management expects that occupancy and equipment costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

Income tax expense/benefit .  Income tax benefit from continuing operations for the third quarter of fiscal year 2008 was $335,000, or an effective tax rate of 45.0%, compared to income tax expense of $1.6 million, or an effective tax rate of 40.2%, for the same period in the prior fiscal year.  The change is primarily due to the change in income (loss) from continuing operations before income tax expense.  For the nine months ended June 30, 2008, the Company recorded an income tax benefit from continuing operations in the amount of $54,000, or an effective tax rate of 105.9%, compared to income tax expense of $795,000, or an effective tax rate of 50.4% for the same period in the prior fiscal year.  The change is due primarily to the change in net income before income tax expense.  The Company’s recorded income tax expense was also impacted by permanent differences between book and taxable income.

Discontinued Operations.  The Company reported no income from discontinued operations for the three months ended June 30, 2008 compared to income of $126,000 for the same period in the prior fiscal year.  Income (loss) from discontinued operations was income of $1.9 million for the nine months ended June 30, 2008 compared to a loss of $186,000 for the same period in the prior fiscal year.  The increase in earnings was primarily related to a pre-tax gain on sale of discontinued operations in the current fiscal year of $2.3 million.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2008, the Company had commitments to originate and purchase loans totaling $62.4 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth MetaBank’s actual capital and required capital amounts and ratios at June 30, 2008 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At June 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$57,841	7.35%	$11,809	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	57,841	7.35	31,491	4.00	$39,364	5.00%
Tier 1 (core) capital (to risk-weighted assets)	57,841	10.28	22,507	4.00	33,761	6.00
Total risk-based capital (to risk-weighted assets)	61,380	10.91	45,015	8.00	56,269	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At June 30, 2008, MetaBank exceeded minimum requirements for the well capitalized category.

OTHER RECENT MATTERS

The Company utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  At this point the Bank believes the amount in question to be approximately $2.0 million and the processor has notified its insurer.  Appropriate law enforcement agencies have been notified, and remedial measures have been instituted with respect to such processor, as the Bank, the processor, and program manager continue to investigate.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and have additionally notified the Bank that they are sufficiently insured for such events.  In addition, the Bank has given notice to its own insurer.  As a result, the Bank does not presently anticipate any loss with respect to this event.  As of June 30, 2008, the Bank has been advised that the insurance claims filed by its third parties are still pending, and, at this time, the Bank is further evaluating its options in connection with the indemnification agreements.

After the close of the quarter, the Company learned that a borrower of the Bank had likely participated in a fraud on the Bank (and likely other banks).  This borrower, who as of quarter end had five loans with the Bank aggregating $8.1 million, recently died.  The Bank is conducting an investigation of the suspected fraud, and is evaluating the extent and condition of collateral securing the loans, potential action against the estate of the borrower, potential insurance recoveries, and other factors.  The Company has not yet been able to reach a conclusion as to whether the loss, if any, is material.

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

Presented below (including discontinued operations), as of June 30, 2008 and September 30, 2007, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  At June 30, 2008, the Company was more exposed to a decline in market value in a rising interest rate environment compared to September 30, 2007.  At both June 30, 2008 and September 30, 2007, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  As of June 30, 2008, MetaBank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rates	Board Limit	At June 30, 2008		At September 30, 2007
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
+200 bp	(20)%	$(8,740)	(11)%	$(606)	(1)%
+100 bp	(10)	(4,116)	(5)	(221)	(1)
0 bp (Base Case)	—	—	—	—	—
-100 bp	(10)	2,557	3	(545)	(1)
-200 bp	(20)	1,413	2	(3,226)	(4)

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

META FINANCIAL GROUP, INC.

Date:	August 14, 2008	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President, and Chief Executive Officer

Date:	August 14, 2008	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President and Chief Financial Officer