Form 10-K
period 2008-09-30
META FINANCIAL GROUP INC
filed 2008-12-12
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐       Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  YES     ☒  NO

As of December 9, 2008, there were outstanding 2,601,103 shares of the Registrant’s Common Stock.

As of March 31, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ System as of such date, was $34.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held January 26, 2009.

[This page left intentionally blank.]

META FINANCIAL GROUP, INC.

FORM 10-K

i

[This page left intentionally blank.]

Forward-Looking Statements

Meta Financial Group, Inc.®, (“Meta Financial” or “the Company”) and its wholly-owned subsidiaries, MetaBank™ (the “Bank”), and Meta Trust Company® (“Meta Trust” or the “Trust Company”), may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission (“SEC”), in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of MetaBank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

[This page left intentionally blank.]

PART I

Item 1.             Description of Business

General

Meta Financial, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of MetaBank, a federal savings bank.  Meta Financial, on September 20, 1993, acquired all of the capital stock of MetaBank in connection with its conversion from the mutual to stock form ownership (the “Conversion”).  On September 30, 1996, Meta Financial became a bank holding company for regulatory purposes upon its acquisition of MetaBank West Central (“MetaBank WC”) until its sale of MetaBank WC in March 2008, at which time Meta Financial became a unitary savings and loan holding company again, all as discussed below.  Unless the context otherwise requires, references herein to the Company include Meta Financial and MetaBank, and all subsidiaries on a consolidated basis.

Since the Conversion, the Company has acquired several financial institutions.  On March 28, 1994, Meta Financial acquired Brookings Federal Bank in Brookings, South Dakota (“Brookings Federal”).  On December 29, 1995, Meta Financial acquired Iowa Savings Bank, FSB in Des Moines, Iowa (“Iowa Savings”).  Brookings Federal and Iowa Savings were both merged with, and now operate as market areas of, MetaBank.  On September 30, 1996, Meta Financial completed the acquisition of Central West Bancorporation (“CWB”), the holding company for MetaBank WC, which upon the merger of CWB into Meta Financial resulted in MetaBank WC becoming a stand-alone commercial bank subsidiary of Meta Financial.  On March 28, 2008, the Company sold MetaBank WC and reclassified financial information as discontinued bank operations in the consolidated financial statements and the notes thereto in the Annual Report for fiscal 2007.  As such, information in this Annual Report on Form 10-K has been adjusted to eliminate the effect of discontinued bank operations unless otherwise indicated.

MetaBank, the only direct, active full service banking subsidiary of Meta Financial, is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company that provides services nationwide.  The Company provides a full range of financial services.  The principal business of MetaBank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, and consumer and commercial business loans primarily in MetaBank’s market areas.  MetaBank’s lending activities have expanded in recent years to include an increased emphasis on originations of commercial and multi-family real estate loans and commercial business loans.  MetaBank also purchases loan participations from time to time from other financial institutions.  These loans typically are collateralized by commercial real estate and commercial businesses.  In 2004, MetaBank created a division known as MPS, which issues various prepaid cards, consumer credit products, and sponsors ATMs into various debit networks and offers other payment industry products and services.  MPS generates fee income and low- and no-cost deposits for MetaBank through its activities.  As noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included  in Item 7 of this Annual Report on Form 10-K, MPS is expanding and playing a significant role in the Company’s financial performance.

MetaBank also purchases mortgage-backed securities and other investments permissible under applicable regulations.  Meta Financial also owns Meta Trust, a South Dakota trust corporation.  At September 30, 2008, the Company had total assets of $757.3 million, deposits of $546.0 million, and shareholders’ equity of $46.8 million.

The Company’s revenues are derived primarily from interest on commercial and residential mortgage loans, mortgage-backed securities, fees generated through the activities of MPS, other investments, consumer loans, agricultural operating loans, commercial business loans, income from service charges, loan origination fees, and loan servicing fee income.

Meta Trust, established in April 2002 as a South Dakota corporation and a wholly-owned subsidiary of Meta Financial, provides a full range of trust services.  First Midwest Financial Capital Trust, also a wholly-owned subsidiary of Meta Financial, was established in July 2001 for the purpose of issuing trust preferred securities.

Meta Financial, MetaBank and Meta Trust are subject to comprehensive regulation and supervision.  See “Regulation” herein.

The home office of the Company is located at 121 East Fifth Street, Storm Lake, Iowa 50588.  Its telephone number at that address is (712) 732-4117.

Market Areas

MetaBank has four market areas and the MPS Division: Northwest Iowa (“NWI”), Brookings, Central Iowa (“CI”), and Sioux Empire (“SE”).  MetaBank’s headquarters is located at 121 East Fifth Street in Storm Lake, Iowa.  NWI operates two offices in Storm Lake, Iowa.  Brookings operates one office in Brookings, South Dakota.   CI operates a total of six offices in Iowa:  Des Moines (3), West Des Moines (2) and Urbandale.  SE operates four offices and one administrative office in Sioux Falls, SD.  MPS, which offers prepaid cards and other payment industry products and services nationwide, operates out of Sioux Falls, South Dakota and has an administrative office in Omaha, Nebraska.  See “Meta Payment Systems® Division.”

The Company also has a non-retail service branch in Memphis, Tennessee.

The Company’s primary commercial banking market area includes the Iowa counties of Buena Vista, Dallas and Polk, and the South Dakota counties of Brookings, Lincoln and Minnehaha.

Iowa ranks sixth “most livable” state in the nation (Morgan Quinto State Rankings, 2007), and has low corporate income and franchise taxes.

South Dakota ranks first in students per computer (Education Weekly, Technology Counts 2006), ninth “most livable” state in the nation (Morgan Quitno State Rankings, 2007 and has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

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

Brookings is located in Brookings County, South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis.  The Bank’s market area encompasses approximately a 30-mile radius of Brookings.  The area is generally rural, and agriculture is a significant industry in the community.  South Dakota State University is the largest employer in Brookings.  The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics,

Twin City Fan, and Rainbow Play Systems, Inc.  The Brookings market operates from an office located in downtown Brookings.

Des Moines, Iowa’s capital is located in central Iowa.  The Des Moines market area encompasses Polk County and surrounding counties.  MetaBank’s Central Iowa main office is located in the heart of downtown Des Moines.  The Urbandale office is in a high growth area just off I-80 at the intersection of two major streets.  The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall.  The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area.  The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines.  The Jordan Creek office is located near Jordan Creek Town Center in West Des Moines, one of the fastest growing communities in the State of Iowa and the Greater Des Moines area.  The Des Moines metro area is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices.  Major employers include Principal Life Insurance Company, Iowa Health – Des Moines, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., City of Des Moines, United Parcel Service, Nationwide Mutual Insurance Co., Pioneer Hi Bred International Inc., and Wells Fargo Financial and Home Mortgage.  Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University – Osteopathic Medical Center, Grand View College, AIB College of Business, and Upper Iowa University.  The unemployment rate in the Des Moines metro area was 3.47% as of September 2008.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis.  The Sioux Falls market area encompasses Minnehaha and Lincoln counties.  The main branch is located at the high growth area of 57th and Western.  Other branches are located at 33rd and Minnesota, the intersection of 12th and Elmwood, and on North Minnesota Avenue just north of Russell Road.  Major employers in the area include Sanford Health, Avera McKennan Hospital, John Morrell & Company, Citibank (South Dakota) NA, and Hy-Vee Food Stores.  Sioux Falls is home to Augustana College and The University of Sioux Falls.  The unemployment rate in Sioux Falls was 2.5% as of September 2008 (ties for the national lead with Bismarck, ND, Casper, WY, and Logan, UT).

Several of the Company’s market areas are dependent on agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices.  Presently, economic conditions in the agricultural sector of the Company’s market area are relatively strong.  Agricultural commodity prices will serve to offset slightly more modest yields this year.  The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problems.  Although there has been minimal effect observed to date, an extended period of low commodity prices, higher input costs or poor weather conditions could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company’s market area.

Lending Activities

General.  Historically, the Company originated fixed-rate, one- to four-family mortgage loans.  In the early 1980s, the Company began to focus on the origination of adjustable-rate mortgage (“ARM”) loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate residential mortgage loans.  The Company, however, has continued to originate fixed-rate residential mortgage loans in response to consumer demand, although most such loans are generally sold in the secondary market.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on 10-K for further information on Asset/Liability Management.

More recently, the Company has focused its lending activities on the origination of commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, commercial construction loans.  The Company also continues to originate one-to-four family mortgage loans, consumer loans and agriculturally related loans.  The Company originates most of its loans in its primary market area.  At September 30, 2008, the Company’s net loan portfolio totaled $427.9 million, or 56.5% of the Company’s total assets.

Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan.  The Company has a loan committee consisting of senior lenders and Market Presidents, and is led by the Chief Lending Officer.  Loans in excess of certain amounts require approval by at least two members of the entire loan committee, a majority of the entire loan committee, or by the Company’s Board of Directors, which has responsibility for the overall supervision of the loan portfolio.  The Company reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

At September 30, 2008, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $8.1 million.  The Company had 24 other lending relationships in excess of $3.5 million as of September 30, 2008.  At September 30, 2008, two of these loans were classified as substandard totaling $12.7 million.

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
1-4 Family	$56,362	13.0%	$45,407	12.6%	$58,165	15.4%	$68,138	15.8%	$72,186	18.3%
Commercial & Multi Family	222,651	51.2%	169,877	47.1%	159,107	42.2%	201,431	46.6%	189,141	48.0%
Agricultural	30,046	6.9%	16,582	4.6%	14,098	3.7%	12,773	3.0%	10,308	2.6%
Total Real Estate Loans	309,059	71.1%	231,866	64.3%	231,370	61.3%	282,342	65.3%	271,635	68.9%

Other Loans:
Consumer Loans:
Home Equity	21,353	4.9%	23,832	6.6%	24,559	6.5%	24,140	5.6%	21,522	5.5%
Automobile	922	0.2%	1,241	0.3%	1,708	0.5%	2,135	0.5%	2,513	0.6%
Other (1)	27,054	6.2%	11,690	3.2%	3,800	1.0%	4,203	1.0%	5,232	1.3%
Total Consumer Loans	49,329	11.4%	36,763	10.2%	30,067	8.0%	30,478	7.0%	29,267	7.4%

Agricultural Operating	31,153	7.2%	33,143	9.2%	28,661	7.6%	23,084	5.3%	18,993	4.8%
Commercial Business	44,972	10.3%	58,705	16.3%	87,202	23.1%	96,467	22.3%	74,267	18.8%

Total Other Loans	125,454	28.9%	128,611	35.7%	145,930	38.7%	150,029	34.7%	122,527	31.1%
Total Loans	434,513	100.0%	360,477	100.0%	377,300	100.0%	432,371	100.0%	394,162	100.0%

Less:
Loans in Process	693		254		1,773		9,733		7,342
Deferred Fees and Discounts	160		117		177		277		270
Allowance for Losses	5,732		4,493		6,391		6,793		5,144

Total Loans Receivable, Net	$427,928		$355,612		$368,959		$415,568		$381,406

(1)           Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate:
1-4 Family	$42,952	9.9%	$34,157	9.5%	$45,593	11.8%	$38,921	8.9%	$46,331	11.7%
Commercial & Multi Family	171,114	39.4%	128,495	35.6%	113,072	29.1%	126,275	28.7%	102,557	25.2%
Agricultural	20,262	4.7%	11,610	3.2%	8,229	2.4%	6,347	1.7%	3,992	1.3%
Total Fixed-Rate Real Estate Loans	234,328	53.9%	174,262	48.3%	166,894	43.3%	171,543	39.3%	152,880	38.2%
Consumer	42,192	9.7%	21,470	6.0%	21,128	5.6%	17,066	3.9%	14,694	3.7%
Agricultural Operating	16,840	3.9%	16,519	4.6%	15,145	4.1%	7,161	1.8%	5,315	1.4%
Commercial Business	25,224	5.8%	31,386	8.7%	36,701	9.6%	35,252	8.0%	22,553	5.8%
Total Fixed-Rate Loans	318,584	73.3%	243,637	67.6%	239,868	62.6%	231,022	52.9%	195,442	49.1%

Adjustable Rate Loans:
Real Estate:
1-4 Family	13,410	3.1%	11,250	3.1%	12,572	3.2%	29,217	6.5%	25,855	6.3%
Commercial & Multi Family	51,537	11.9%	41,382	11.5%	46,035	13.1%	75,156	18.1%	86,584	22.0%
Agricultural	9,784	2.3%	4,972	1.4%	5,869	1.7%	6,426	1.6%	6,316	1.8%
Total Adjustable Real Estate Loans	74,731	17.2%	57,604	16.0%	64,476	18.0%	110,799	26.2%	118,755	30.1%
Consumer	7,137	1.6%	15,293	4.2%	8,939	2.3%	13,412	3.0%	14,573	3.5%
Agricultural Operating	14,313	3.3%	16,624	4.6%	13,516	3.5%	15,923	3.6%	13,678	3.6%
Commercial Business	19,748	4.5%	27,319	7.6%	50,500	13.6%	61,215	14.4%	51,714	13.7%
Total Adjustable Loans	115,929	26.7%	116,840	32.4%	137,431	37.4%	201,349	47.1%	198,720	50.9%
Total Loans	434,513	100.0%	360,477	100.0%	377,300	100.0%	432,371	100.0%	394,162	100.0%

Less:
Loans in Process	693		254		1,773		9,733		7,342
Deferred Fees and Discounts	160		117		177		277		270
Allowance for Losses	5,732		4,493		6,391		6,793		5,144

Total Loans Receivable, Net	$427,928		$355,612		$368,959		$415,568		$381,406

The following table illustrates the interest rate sensitivity of the Company’s loan portfolio at September 30, 2008.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third party sources.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Real Estate (1)		Consumer		Commercial Business		Agricultural Operating		Total
Due During Years Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

2009 (2)	$36,606	5.78%	$4,836	4.38%	$16,475	7.05%	$20,278	5.79%	$78,195	5.96%
2010-2011	39,597	6.01%	6,413	6.97%	13,647	5.85%	2,331	6.47%	61,988	6.08%
2012 and following	232,856	6.30%	38,080	5.04%	14,850	6.55%	8,544	6.55%	294,330	5.84%
Total	$309,059		$49,329		$44,972		$31,153		$434,513

(1) Includes one-to-four family, multi family, commercial and agricultural real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  At September 30, 2008, the Company’s one- to four-family residential mortgage loan portfolio totaled $56.4 million, or 13% of the Company’s total gross loan portfolio.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2008, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $71,000.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction. During the year ended September 30, 2008, the Company originated $14.1 million of adjustable-rate loans and $38.1 million of fixed-rate loans secured by one- to four-family residential real estate.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.  The Company has not engaged in sub-prime residential mortgage originations.

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions.  At September 30, 2008, the Company’s commercial and multi-family real estate loan portfolio totaled $222.7 million, or 51% of the Company’s total gross loan portfolio.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  The Company, in order to supplement its loan portfolio and consistent with management’s objectives to expand the Company’s commercial and multi-family loan portfolio, purchased $39.8 million, $19.8 million, and $8.9 million, of such loans during fiscal 2008, 2007 and 2006, respectively.  At September 30, 2008, $1.3 million, or 0.6%, of the Company’s commercial and multi-family real estate loans was non-performing.  See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

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

At September 30, 2008, the Company’s largest commercial and multi-family real estate loan was an $8.0 million loan secured by assets of the borrower.  At September 30, 2008, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $714,000.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  At September 30, 2008, MetaBank’s nonresidential real estate loans totaled 329% of risk-based capital.

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm related products.  At September 30, 2008, the Company had agricultural real estate loans secured by farmland of $30.0 million or 7% of the Company’s gross loan portfolio.  At the same date, $31.2 million, or 7% of the Company’s gross loan portfolio, consisted of secured loans related to agricultural operations.

Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale.  Most agricultural operating loans have terms of one year or less.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year.  Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.  At September 30, 2008, the average outstanding principal balance of an agricultural operating loan held by the Company was $83,000.  At September 30, 2008, $121,000, or 0.4%, of the Company’s agricultural operating loans was non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of ten to 20 years.

Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury security or prime rate.  Fixed-rate agricultural real estate loans generally have terms up to five years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.  At September 30, 2008, $12,000, or 0.04%, of the Company’s agricultural real estate portfolio was non-performing.

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

Consumer Lending.  The Company offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Company offers other secured and unsecured consumer loans.  The Company currently originates most of its consumer loans in its primary market area and surrounding areas.  The Company originates consumer loans on both a direct and indirect basis.  At September 30, 2008, the Company’s consumer loan portfolio totaled $49.3 million, or 11% of its total gross loan portfolio.  Of the consumer loan portfolio at September 30, 2008, $42.2 million were short- and intermediate-term, fixed-rate loans, while $7.1 million were adjustable-rate loans.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2008, $1,000, or 0%, of the Company’s consumer loan portfolio was non-performing.

Commercial Business Lending.  The Company also originates commercial business loans.  Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.  At September 30, 2008, $45.0 million, or 10% of the Company’s total gross loan portfolio, was comprised of commercial business loans.

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

The largest commercial business loan outstanding at September 30, 2008 was a $3.0 million loan secured by assets of the borrower.  The next largest commercial business loan outstanding at September 30, 2008 was a $2.4 million loan secured by assets of the borrower.  At September 30, 2008, the average outstanding principal balance of a commercial business loan held by the Company was approximately $157,000.

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

At September 30, 2008, $538,000, or 1.2%, of the Company’s commercial business loan portfolio was non-performing.

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

The Company, from time to time, sells whole loans and loan participations, generally without recourse.  At September 30, 2008, there were no loans outstanding sold with recourse.  When loans are sold, the Company sometimes retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $28.7 million at September 30, 2008, of which $18.7 million were sold to Fannie Mae and $10.0 million were sold to others.

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

The following table shows the loan originations (including undisbursed portions of loans in process), purchases and advances on purchased loans, and repayment activities of the Company for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2008	2007	2006
	(Dollars in Thousands)

Originations by Type:
Adjustable Rate:
Real Estate - 1-4 Family	$14,068	$5,850	$5,849
-Commercial and Multi-Family	34,894	18,874	33,300
-Agricultural Real Estate	2,058	551	565
Non-Real Estate - Consumer	183,643	1,287	1,480
-Commercial Business	60,502	59,798	83,831
-Agricultural Operating	27,674	31,188	32,413
Total Adjustable Rate	322,839	117,548	157,438

Fixed Rate:
Real Estate - 1-4 Family	38,090	50,114	29,206
-Commercial and Multi-Family	107,296	55,518	36,942
-Agricultural Real Estate	8,978	3,599	7,500
Non-Real Estate - Consumer	180,210	3,224	2,292
-Commercial Business	29,647	22,153	58,930
-Agricultural Operating	39,143	22,320	14,248
Total Fixed-Rate	403,364	156,928	149,118
Total Loans Originated	726,203	274,476	306,556

Purchases:
Real Estate - 1-4 Family	1,079	156	599
-Commercial and Multi-Family	39,830	19,826	8,924
- Agricultural Real Estate	215	342	—
Non-Real Estate - Commercial Business	7,561	22,321	50,257
- Agricultural Operating	6,605	400	(851)
Total Loans	55,290	43,045	58,929
Total Mortgage-Backed Securities	102,790	11,682	—
Total Purchased	158,080	54,727	58,929

Sales and Repayments:
Sales:
Real Estate - 1-4 Family	6,152	10,695	1,737
Real Estate - Commercial and Multi-Family	2,296	3,587	—
Non-Real Estate - Consumer	257,119	—	—
Total Loans	265,567	14,282	1,737
Mortgage-Backed Securities	16,990	—	—
Total Sales	282,557	14,282	1,737

Repayments:
Loan Principal Repayments	148,815	333,283	428,190
Mortgage-Backed Securities Repayments	34,417	26,893	37,144
Total Principal Repayments	183,232	360,176	465,334
Total Reductions	465,789	374,458	467,071

Increase (decrease) in other items, net	(4,682)	26,559	16,206
Net Increase (Decrease)	$131,255	$(32,978)	$(87,117)

At September 30, 2008, approximately $38.6 million, or 8.9%, of the Company’s gross loan portfolio consisted of purchased loans.  The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

At September 30, 2008, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows: 4% in Iowa, 2% in Washington, 1% each in Colorado, Florida, and Oregon, and the remaining 1% in eleven other states.

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

The following table sets forth the Company’s loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2008.

	Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
			Percent			Percent			Percent
			of			of			of
	42192	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate:
1-4 Family	—	$—	—	1	$16	0%	3	$942	13%
Commercial & Multi-Family	1	1,812	46%	1	3,785	60%	2	1,302	17%
Agricultural Real Estate	—	—	—	1	87	1%	1	12	0%
Consumer	4	27	1%	—	—	—	1	1	0%
Agricultural Operating	—	—	—	—	—	—	1	121	2%
Commercial Business	4	2,062	53%	2	2,384	38%	6	5,118	68%
Total	9	$3,901	100%	5	$6,272	100%	14	$7,496	100%

Delinquencies 90 days and over constituted 1.7% of total gross loans and 1.0% of total assets.

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

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-Accruing Loans:
1-4 Family	$942	$243	$22	$—	$—
Commercial & Multi Family	1,302	—	—	—	399
Agricultural Real Estate	12	13	—	—	—
Consumer	1	5	—	1	59
Agricultural Operating	—	—	182	218	254
Commercial Business	538	1,867	5,076	2,204	—
Total	2,795	2,128	5,280	2,423	712

Accruing Loans Delinquent:
90 Days or More
Total	4,600	—	—	—	—

Restructured Loans:
Consumer	—	—	—	—	—
Agricultural Operating	121	150	—	7	9
Commercial Business	—	15	—	—	8
Total	121	165	—	7	17

Foreclosed Assets:
1-4 Family	—	—	15	—	—
Commercial & Multi Family	—	229	35	1,841	—
Consumer	—	24	—	—	—
Commercial Business	—	65	—	2,865	—
Total	—	318	50	4,706	—
Less: Allowance for Losses	—	—	—	—	—
Total Foreclosed Assets, Net	—	318	50	4,706	—

Total Non-Performing Assets	$7,516	$2,611	$5,330	$7,136	$729
Total as a Percentage of Total Assets	0.99%	0.38%	0.72%	0.92%	0.09%

For the year ended September 30, 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $622,000, of which none was included in interest income.

Non-Accruing Loans.  At September 30, 2008, the Company had $2.8 million in non-accruing loans, which constituted 0.6% of the Company’s gross loan portfolio.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2008, the Company had $4.6 million in accruing loans delinquent 90 days or more, which constituted 1.1% of the Company’s gross loan portfolio.

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

When assets are classified as either substandard or doubtful, MetaBank may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” MetaBank is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  MetaBanks’ determinations as to the classification of their assets and the amount of their valuation allowances are subject to review by their regulatory authorities, who may order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at September 30, 2008, the Company had classified a total of $15.8 million of its assets as substandard, $88,000 as doubtful and none as loss. There were no real estate owned or other foreclosed assets at September 30, 2008.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime loans, management is concerned that developments over the past 18 months in the sub-prime mortgage market may have a ripple effect on residential real estate prices.  In addition, the current recessionary environment may strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past six years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management recognizes that low charge-off rates over the past several years reflect the formerly strong economic environment and are not indicative of likely losses over a full business cycle.  This observation, as well as the aforementioned concerns regarding the economic slowdown, has led management to the conclusion that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets remain reasonable.  Higher commodity prices as well as average to above average yields created positive economic conditions for most farmers in our markets in 2008.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the aforementioned recession may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2008 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Balance at Beginning of Period	$4,493	$6,391	$6,793	$5,144	$4,668

Charge Offs:
1-4 Family	(2)	—	—	—	(7)
Agricultural Operating	—	—	—	—	—
Commercial & Multi Family	—	(1,762)	—	(141)	—
Consumer	(5)	(50)	(6)	(13)	(19)
Commercial Business	(1,542)	(3,803)	(1,036)	(3,057)	—
Total Charge Offs	(1,549)	(5,615)	(1,042)	(3,211)	(26)
Recoveries:
1-4 Family	7	—	—	—	2
Consumer	12	3	5	33	25
Commercial Business	38	546	324	—	2
Commercial & Multi Family	—	—	—	114	—
Agricultural Operating	16	—	—	—	—
Total Recoveries	73	549	329	147	29

Net Charge Offs (Recoveries)	(1,476)	(5,066)	(713)	(3,064)	3
Additions Charged to Operations	2,715	3,168	311	4,713	473
Balance at End of Period	$5,732	$4,493	$6,391	$6,793	$5,144

Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	0.42%	1.43%	0.18%	0.75%	0.00%

Ratio of Net Charge Offs During the Period to Non-Performing Assets	19.64%	194.03%	13.38%	42.94%	-0.41%

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
					(Dollars in Thousands)

One-to-Four Family	$98	12.96%	$111	12.59%	$120	15.41%	$93	15.76%	$88	18.30%
Commercial & Multi Family Real Estate	3,236	51.24%	1,246	47.13%	1,403	42.17%	2,243	46.59%	2,767	47.99%
Agricultural Real Estate	94	6.91%	70	4.60%	101	3.74%	130	2.95%	166	2.62%
Consumer	207	11.36%	153	10.20%	116	7.97%	416	7.05%	373	7.43%
Agricultural Operating	1,645	7.18%	178	9.19%	205	7.60%	454	5.34%	466	4.82%
Commercial Business	148	10.35%	2,404	16.29%	4,140	23.11%	3,288	22.31%	1,258	18.84%
Unallocated	304	—	331	—	306	—	169	—	26	—
Total	$5,732	100.00%	$4,493	100.00%	$6,391	100.00%	$6,793	100.00%	$5,144	100.00%

Investment Activities

General.  The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company’s asset/liability management policies.  The Company’s investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Company’s Investment Committee.  The Company is aware that, due to higher levels of concentration risk, the low- and no-cost checking deposits generated through MPS may carry a greater degree of liquidity risk than traditional consumer checking deposits.  As a result, the Company closely monitors balances in these accounts, and maintains a portfolio of highly liquid assets to fund potential deposit outflows.  To date, the Company has not experienced any inordinate or unusual outflows related to MPS, though no assurance can be given that this will continue to be the case.

As of September 30, 2008, the Company’s entire investment and mortgage-backed securities portfolios were classified as available for sale.  For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As of September 30, 2008, investment and mortgage-backed securities with fair values of approximately $82.1 million were pledged as collateral for MetaBank’s FHLB advances and reverse repurchase agreements.  For additional information regarding the Company’s collateralization of borrowings, see Notes 9 and 10 to the “Notes to Consolidated Financial Statement,” which is included in Part II, Item 8 “ Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

	At September 30,
	2008	2007	2006
	(Dollars in Thousands)

Investment Securities
Trust Preferred & Corporate Securities (1)	$18,174	$24,410	$26,279
Municipal Bonds	1,537	1,550	95
Other	—	—	109
Subtotal	19,711	25,960	26,483

FHLB Stock	8,092	4,015	5,053

Total Investment Securities and FHLB Stock	$27,803	$29,975	$31,536

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and Federal Funds Sold (2)	$5,188	$85,110	$100,243

(1)        Within the trust preferred securities presented above, there are no securities from individual issuers that exceed 10% of the Company’s total equity.  The name and the aggregate market value of securities of each individual issuer as of September 30, 2008 are as follows: Key Corp Capital I, $3.3 million; Bank Boston Capital Trust IV, $4.1 million; BankAmerica Capital III, $3.7 million; PNC Capital Trust, $4.2 million; Huntington Capital Trust II, $1.8 million.

(2)        The Company at times maintains balances in excess of insured limits at various financial institutions including the Federal Home Loan Bank of Des Moines, the Federal Reserve Bank, and other private institutions.  At September 30, 2008, the Company had no interest bearing deposits held at the Federal Home Loan Bank of Des Moines (“FHLB”).  At September 30, 2008, the Company had $5.2 million of federal funds sold at a private institution. The Company does not believe this deposit carries a significant risk of loss, but cannot provide assurances that no loss could occur if this institution were to become insolvent.

The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2008
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Trust Preferred & Corporate Securities	$—	$—	$—	$18,174	$25,795	$18,174
Municipal Bonds	—	658	879	—	1,534	1,537

Total Investment Securities	$—	$658	$879	$18,174	$27,329	$19,711

Weighted Average Yield (1)	0.00%	3.96%	3.93%	3.31%	3.75%	3.85%

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

At September 30, 2008, the Company had mortgage-backed securities with a carrying value of $176.6 million, representing 96% of the total portfolio, which had fixed rates of interest and $7.5 million, representing 4% of the total portfolio, which had adjustable rates of interest.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2008, $116.1 million or 63% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

	At September 30,
	2008	2007	2006
	(Dollars in Thousands)

CMO	$4	$4	$6
Freddie Mac	59,479	73,749	88,486
Fannie Mae	124,577	58,921	56,455
Privately Issued Mortgages Pass-Through Certificates	63	67	73
Total	$184,123	$132,741	$145,020

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2008.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

	September 30, 2008
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

CMO	$—	$—	$—	$4	$4	$4
Freddie Mac	—	39,032	7,693	12,754	59,558	59,479
Fannie Mae	1	37,868	13,118	73,590	124,895	124,577
Privately Issued Mortgages Pass-Through Certificates	—	—	63	—	58	63
Total Investment Securities	$1	$76,900	$20,874	$86,348	$184,515	$184,123

Weighted Average Yield	4.55%	4.15%	4.69%	4.72%	4.58%	4.58%

At September 30, 2008, the contractual maturity of 46.9% of all of the Company’s mortgage-backed securities was in excess of ten years.  The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with Generally Accepted Accounting Principles (“GAAP), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.

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

Deposits.  The Company offers a variety of deposit accounts having a wide range of interest rates and terms.  The Company’s deposits consist of passbook and statement savings accounts, money market savings accounts, NOW and regular checking accounts, deposits related to prepaid cards that are primarily categorized as checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 months.  The Company solicits deposits from its primary market area and does not currently use brokers to obtain deposits.  The Company relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits.  The Company has no brokered deposits.

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

$331.0 million of the Company’s deposit portfolio is attributable to MPS.  The majority of these deposits represent un-spent funds on prepaid debit cards and other stored value products.  $330.2 million are included with non-interest-bearing checking accounts and $800,000 are included with money market accounts on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not earn interest.  MPS originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of liquidity risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows would be more significant than if the bank were to lose a more traditional customer.  The Company takes this additional risk into account when planning its investment and liquidity strategies.  The increase in deposits arising from MPS has also allowed MetaBank to reduce its reliance on higher costing certificates of deposits and public funds.

The following table sets forth the savings flows at the Company during the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2008	2007	2006
	(Dollars in Thousands)

Opening Balance	$522,978	$538,169	$510,459
Deposits	42,199,490	21,679,955	11,675,007
Withdrawals	(42,172,568)	(21,663,212)	(11,654,804)
Sale of Deposit	(9,313)	(39,172)	—
Interest Credited	5,385	7,238	7,507

Ending Balance	$545,972	$522,978	$538,169

Net Increase (Decrease)	$22,994	$(15,191)	$27,710

Percent Increase (Decrease)	4.40%	-2.82%	5.43%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Non-Interest Bearing Demand Accounts	$355,020	65.03%	$260,098	49.73%	$186,135	34.59%
Interest Bearing Demand Accounts	15,029	2.75	14,600	2.79	24,524	4.56
Passbook Savings Accounts	9,394	1.72	10,265	1.96	28,178	5.24
Money Market Accounts	43,038	7.88	81,292	15.54	98,697	18.34

Total Non-Certificate	422,481	77.38	366,255	70.03	337,534	62.72

Certificates:

Variable	779	0.14	1,085	0.21	1,501	0.28
0.00 - 1.99%	7,039	1.29	18	0.00	1,370	0.03
2.00 - 3.99%	57,977	10.62	24,696	4.72	62,788	11.67
4.00 - 5.99%	57,686	10.57	130,914	25.03	134,966	25.08
6.00 - 7.99%	10	0.00	10	0.00	10	0.00

Total Certificates	123,491	22.62	156,723	29.97	200,635	37.28
Total Deposits	$545,972	100.00%	$522,978	100.00%	$538,169	100.00%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2008.

Certificate accounts maturing in quarter ending:	Variable	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
December 31, 2008	$77	$3,744	$12,142	$11,671	$—	$27,634	22.4%
March 31, 2009	279	1,396	8,639	5,554	—	15,868	12.8
June 30, 2009	122	1,460	10,339	8,794	—	20,715	16.8
September 30, 2009	99	166	13,871	3,131	—	17,267	14.0
December 31, 2009	120	128	1,208	5,050	—	6,506	5.3
March 31, 2010	82	27	1,722	10,525	—	12,356	10.0
June 30, 2010	—	102	1,915	2,248	—	4,265	3.5
September 30, 2010	—	16	1,516	1,664	—	3,196	2.6
December 31, 2010	—	—	3,087	984	—	4,071	3.3
March 31, 2011	—	—	433	973	—	1,406	1.1
June 30, 2011	—	—	513	685	—	1,198	1.0
September 30, 2011	—	—	378	1,101	10	1,489	1.2
Thereafter	—	—	2,214	5,306	—	7,520	6.1

Total	$779	$7,039	$57,977	$57,686	$10	$123,491	100.0%

Percent of total	0.6%	5.7%	46.9%	46.7%	0.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2008.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$21,175	$13,100	$29,714	$32,787	$96,776

Certificates of deposit of $100,000 or more	6,459	2,768	8,268	9,220	$26,715

Total certificates of deposit	$27,634	$15,868	$37,982	$42,007	$123,491

At September 30, 2008, there were $1.0 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings historically have consisted primarily of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2008, the Bank had $132.0 million of advances from the FHLB of Des Moines and the ability to borrow up to an approximate additional $74.8 million.  At September 30, 2008, advances totaling $91.0 million (including $20.0 million in overnight federal funds purchased) had terms to maturity of one year or less.  The remaining $41.0 million had maturities ranging up to 12 years.

On July 16, 2001, the Company issued all of the 10,000 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of the London Interbank Offered Rate (“LIBOR”) plus 3.75%, not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions will be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date to a date not earlier than July 25, 2007.  The option has not been exercised as of the date of this filing.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture Agreement.  Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.  The trust preferred securities have been includable in the Company’s capital calculations since they were issued.

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2008, the Company had $5.3 million of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms.  These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities.  The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding.  The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into.  At September 30, 2008, the Company had no wholesale repurchase agreements outstanding.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements and Subordinated Debentures for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$162,525	$89,300	$147,450
Repurchase agreements	51,439	15,470	19,469
Subordinated debentures	10,310	10,310	10,310

Average Balance:
FHLB advances	$103,768	$77,433	$115,102
Retail and reverse repurchase agreements	9,794	7,862	16,536
Subordinated debentures	10,310	10,310	10,310

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2008	2007	2006
	(Dollars in Thousands)

FHLB advances	$132,025	$68,000	$89,300
Repurchase agreements	5,348	224	15,179
Subordinated debentures	10,310	10,310	10,310

Total borrowings	$147,683	$78,534	$114,789

Weighted average interest rate of FHLB advances	4.28%	5.43%	4.96%

Weighted average interest rate of repurchase agreements	3.00%	3.37%	3.13%

Weighted average interest rate of subordinated debentures	7.83%	9.06%	9.30%

Subsidiary Activities

The subsidiaries of the Company are MetaBank, Meta Trust and First Midwest Financial Capital Trust I.  MetaBank has one service corporation subsidiary, First Services Financial Limited (“First Services”).  At September 30, 2008, the net book value of MetaBank’s investment in First Services was approximately $115,000.  MetaBank organized First Services, its sole service corporation, in 1983.  First Services currently has no active operations.

Meta Payment Systems® Division

Meta Financial, through its subsidiary MetaBank, operating under the divisional name Meta Payment Systems, is focused on the electronic payments industry and offers a complement of “open-loop” prepaid cards, consumer credit products and other payment industry related products and services that are marketed to consumers through financial institutions and other commercial entities.  The products and services offered by Meta Payment Systems are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds some of which were previously deposited at MetaBank.  Meta Payment Systems offers specific product solutions in the following areas: (i) prepaid cards, (ii) consumer credit products, and (iii) ATM sponsorship.  Meta Payment Systems’ products and services generally target banks, card processors and third party marketers who distribute the cards.

Each segment of Meta Payment System’s business is discussed generally below.  With respect to the segments, there can be a significant amount of cross-selling and cross-utilization of personnel and resources (e.g., a client asks Meta Payment Systems to develop products for both prepaid and credit card needs).

Prepaid Cards.  Prepaid cards take the form of credit card-sized plastics embedded with a magnetic stripe which encodes relevant card data (which may or may not include information about the user and/or purchaser of such card).  When the holder of such a card attempts a permitted transaction, necessary information, including the authorization for such transaction, is shared between the “point of use” or “point of sale” and authorization systems maintaining the account of record.

The funds associated with such cards are held in pooled accounts at MetaBank representing the aggregate value of all cards issued in connection with particular products or programs, further described below.  The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a semi-closed loop (e.g., the card will only work at a specific set of merchants such as a shopping mall), or open loop which function as a Visa, MasterCard, or Discover branded debit card that will work wherever such cards are accepted for payment.  Most of MPS’ prepaid cards are open-loop.

This segment of Meta Payment Systems’ business can generally be divided into three categories: reloadable cards, non-reloadable cards, and benefit/insurance cards.  Government benefits are another growing application for prepaid cards; however, MPS has not focused on this category to date.

Reloadable cards.  The most common reloadable prepaid card programs are payroll cards, whereby an employee’s payroll is loaded to the card by their employer utilizing direct deposit, or General Purpose Reloadable (GPR) whereby cards are usually distributed by retailers and can be reloaded an indefinite number of times at participating retail load networks.  Other examples of reloadable cards are travel cards which are used to replace travelers checks and can be reloaded a predetermined number of times and tax cards where a taxpayer’s refund, refund anticipation loan, or preseason tax loan proceeds are placed on the card. Reloadable cards are generally open loop cards that consumers can use to obtain cash at ATMs or purchase goods and services wherever such cards are accepted for payment.

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

Regulation

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the US Treasury authority to take certain actions to restore liquidity and stability to the U.S. banking markets.  Based upon its authority in the EESA, a number of programs to implement the EESA have been announced.  Those programs include the following:

•                  Capital Purchase Program (“CPP”).  Pursuant to this program, the US Treasury, on behalf of the US government, will purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company.  The investment will have a dividend rate of 5% per year, until the fifth anniversary of the US Treasury’s investment and a dividend of 9% thereafter.

•                  Temporary Liquidity Guarantee Program.  That program contains both a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009.  The deadline for participation in this program has been extended to December 5, 2008.  Institutions that do not opt out before December 5, 2008, will be required to pay fees related to participation in the program; institutions that exercise their opt out right will not be required to pay such fees.  MetaBank has decided to opt out of both components of this program.

•                  Temporary increase in deposit insurance coverage.  Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to the profitability and operations of both the Company and MetaBank.  In addition, the US government, either through the US Treasury or some other federal agency, may also advance additional programs that could materially impact the profitability and operations of both the Company and MetaBank.  The failure of these governmental efforts to stabilize national and international markets could have a material effect on the Company’s business, financial condition, results of operations or access to the credit markets.

US Treasury Department Report.  In March 2008, the U.S. Treasury Department released a report containing short-, intermediate- and long-term recommendations to reform and modernize this country’s federal financial regulatory structure.  With respect to the banking industry, the report recommended the elimination of the federal thrift charter and conversion to the national bank charter, with the OTS merging with and into the Office of the Comptroller of the Currency, the federal agency that regulates national banks.  On a longer term basis, the report also recommended a consolidation of the current functional regulation scheme for financial institutions into three distinct regulators: a market stability regulator (the Federal Reserve); a prudent financial regulator (new); and a business conduct regulator (new).  It is unclear whether and to what extent this proposal will be implemented in the future and the impact it will have upon the operations of both the Company and MetaBank.

USA Patriot Act of 2001.  In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001.  The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Among other provisions, the Patriot Act requires financial institutions to have anti-money laundering programs in place and requires banking regulators to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications.

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

Pursuant to Section 302 of the SOA, Meta Financial’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports filed with the SEC fairly present, in all material respects, the operations and conditions of Meta Financial.  In addition, as required by Section 404 of the SOA, management must make an assessment regarding the effect of internal controls on financial reporting and the Company’s external auditors must attest to such management assessment and reports.  The Company is considered a smaller reporting company based on criteria established by the SEC, and accordingly, beginning with this annual report for the fiscal year ending September 30, 2008, the Company is required to provide management’s assessment of the effectiveness of its internal control over financial reporting, which assessment is included in Item 9A(T)

below.  Because the Company is a not a “large accelerated filer” or “accelerated filer,” its independent registered public accounting firm is not yet required to issue its attestation regarding the Company’s internal control over financial reporting.

Meta Financial has developed policies, procedures and internal processes to ensure compliance with the SOA.  It is believed, however, that the implementation of the SOA’s compliance requirements will result in additional expense for Meta Financial.

Federal Deposit Insurance Reform Act of 2005.  The Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”), signed into law on February 8, 2006, amended current laws regarding the federal deposit insurance system.  Pursuant to the FDIRA, the Federal Deposit Insurance Corporation (“FDIC”) merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into one deposit insurance fund, the Deposit Insurance Fund (“DIF”), on March 31, 2006.  The new legislation also abolished the prior minimum 1.25% reserve ratio and the mandatory assessments when the ratio falls below 1.25%.  Under the FDIRA, the FDIC, at the beginning of each year, has the flexibility to adjust the DIF’s reserve ratio between 1.15% and 1.50% depending upon a variety of factors, including projected losses, economic considerations and current assessment rates.  For both 2007 and 2008, the FDIC set the designated reserve ratio at 1.25%.  (For more information on current proposals issued by the FDIC with respect to the reserve ratio, see “Bank Supervision and Regulation – Insurance of Accounts and Regulation by the FDIC” below.)

Deposit insurance coverage limits were raised under the FDIRA from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts (including Keough accounts and “457” plan accounts, among others).  Congress included in the FDIRA, however, the authority for the FDIC to review all levels of insurance coverage after March 31, 2010, and index such insurance coverage to inflation.  Additionally, the FDIRA states that undercapitalized financial institutions cannot accept employee benefit plan deposits.  (See “Regulation — Federal Economic Stabilization Programs” above for a discussion of the temporary increase in deposit insurance coverage.)

Certain one-time deposit premium assessment credits were also authorized under the FDIRA.  On May 25, 2007, MetaBank was notified of its assessment credit.  The assessment credit was applied automatically to reduce deposit insurance assessments beginning with the Bank’s assessment due on June 29, 2007.  The amount calculated as MetaBank’s share of the credit was $289,425.65.  At September 30, 2008, there was no credit remaining.

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

DoD Credit Regulations.  Effective October 1, 2007, the US Department of Defense (the “DOD”) regulations implementing certain provisions of the John Warner National Defense Authorization Act for Fiscal Year 2007 went into effect.  These regulations impose certain restrictions on the types of provisions that may be found in consumer credit products provided to “covered borrowers,” a term generally defined as active duty service members and their dependents.  The rules affect all “creditors,” including MetaBank.

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

Privacy.  MetaBank is required by statute and regulation to disclose their privacy policies to its consumers and, on an annual basis, to its customers.  Pursuant to such privacy notices, the Bank’s customers may opt out of the sharing of their nonpublic personal information with non-affiliated third parties.  The Bank is also required to appropriately safeguard its customers’ personal information.

Other Regulation.  The Bank is also subject to a variety of other regulations with respect to their business operations including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act.  As discussed below, any change in the regulations affecting the Bank’s operations is not predicable and could affect the Bank’s operations and profitability.

Bank Supervision & Regulation

General.  MetaBank, a federal savings bank subsidiary of Meta Financial, a unitary savings and loan holding company, is subject to regulation, examination and supervision by both the OTS and the Federal Deposit Insurance Corporation (the “FDIC”).  MetaBank must file regular reports with the OTS, which regularly inspects MetaBank and its subsidiaries to evaluate their compliance with regulatory requirements and their safety and soundness.  OTS and, depending on the transaction, other bank regulatory agencies also possess approval authority before MetaBank may enter into certain transactions such as mergers with or acquisitions of other financial institutions.  As discussed below, MetaBank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) which is administered by the FDIC.

MetaBank is also a member of the Federal Home Loan Bank (“FHLB”) System and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the “FRB” or the “Board”).

Meta Financial currently has three wholly-owned subsidiaries: MetaBank, a federally chartered thrift institution; First Midwest Financial Capital Trust I, a statutory business trust organized under the Delaware Business Trust Act; and Meta Trust, a South Dakota corporation that provides trust services.

Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses.  Typically, these actions are undertaken due to violations of laws or regulations or conduct of operations in an unsafe or unsound manner.

Any change in the nature of such regulation and oversight, whether by the OTS, the FDIC, the FRB or legislatively by Congress, could have a material impact on Meta Financial or MetaBank and their respective operations.  The discussion herein of the regulatory and supervisory structure within which MetaBank operates is general and does not purport to be exhaustive or a complete description of the laws and regulations involved in MetaBank’s operations.  The discussion is qualified in its entirety by the actual laws and regulations.

Federal Regulation of MetaBank.  Federal law and regulation, including but not limited to the Home Owners’ Loan Act and the related regulations issued by the OTS, govern the activities of all federal savings associations, including MetaBank.  For example, as discussed in further detail below, certain lending authority for federal savings associations (such as commercial, nonresidential real property and consumer loans) is limited to a specified percentage of the association’s capital or assets.

The OTS has extensive supervisory and regulatory authority over the operations of savings associations.  As part of this authority, MetaBank is required to file periodic reports with the OTS and is subject to periodic examination by the OTS, as discussed above.  The last regular examination of MetaBank was conducted in early 2008.

OTS also has extensive enforcement authority over its regulated institutions.  This enforcement authority includes, among other things, the power to compel higher reserves, the ability to assess civil money penalties, the ability to issue cease-and-desist or removal orders and the ability to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports.  Except under certain circumstances, public disclosure of final enforcement actions by the applicable regulator is required.  The federal banking agencies have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Generally, any institution which fails to comply with these standards must submit a compliance plan.  (For further discussion, see “—Standards for Safety and Soundness” herein.)

In addition, the investment, lending and branching authority of MetaBank is prescribed by federal law and it is prohibited from engaging in any activities not permitted by such laws.  For example, a federal savings association is generally permitted to branch into any state or multiple states subject to OTS approval.

MetaBank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2008, MetaBank’s lending limit under these restrictions was $8.3 million.  MetaBank is in compliance with this lending limit.

Insurance of Accounts and Regulation by the FDIC.  MetaBank is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF.  The FDIC also has authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Pursuant to a rule adopted by the Board of Directors of the FDIC in November 2006, beginning in 2007, the FDIC places each insured institution into one of four risk categories.  Category placement is a two-step process based upon (i) capital ratios (the capital assignment group), and (ii) other relevant information (the supervisory group assignment).  Capital group assignments are made quarterly and include the following designations: well capitalized, adequately capitalized and undercapitalized.  Supervisory group assignments are divided as follows: (X) group A (financially sound institutions); (Y) group B (institutions that demonstrate weakness); and (Z) group C (institutions that pose a substantial possibility of loss to the DIF unless corrective action is taken).

The schedule of DIF assessment rates has been revised.  Effective January 1, 2007, there are four risk categories.  Premiums for 2008 range from 5 cents per $100 of assessable deposits (for institutions deemed to be in the lowest risk category) to 43 cents per $100 assessable deposits (for institutions deemed to be in the highest risk category).  Deposit insurance rates may be adjusted by the FDIC uniformly from one quarter to the next although no single adjustment can exceed three basis points.  At September 30, 2008, MetaBank’s risk category assignment required a payment of six cents per $100 of assessable deposits.

Notably, the FDIC has the authority to increase insurance assessments.  Pursuant to this authority, on October 7, 2008, the Board of Directors of the FDIC released for comment a plan to restore the DIF reserve ratio to 1.15% by the end of 2013 (the reserve ratio was estimated to be at 1.01% of insured deposits as of June 30, 2008, and the FDIC expects that it may continue to decline).  Pursuant to this plan, the FDIC would put in place an across-the-board increase of 7 basis points (annualized) per $100 of assessable deposits beginning January 1, 2009.  In addition, beginning in the second quarter of 2009, changes to the deposit insurance system would be made such that the increased assessments would be required of riskier institutions (i.e., those with a significant level of brokered deposits or those that relied significantly on secured liabilities).  Certain institutions, however, could see a reduction in their premiums, such as those that hold long-term unsecured debt.  MetaBank would not be materially affected by these potential changes.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the fourth quarter of 2008, the FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits.  These assessments will continue until the bonds mature in 2019.

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.  Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Assessments.  As a federal savings bank, MetaBank is required to pay assessments to the OTS to fund its operations.  Paid semi-annually, these assessments are based upon the institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report, its general financial condition and the complexity of the Bank’s portfolio.

Regulatory Capital Requirements.  Federally insured financial institutions, such as MetaBank, are required to maintain a minimum level of regulatory capital.  These capital requirements mandate that an institution maintain at least the following ratios: (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk-weighted assets ratio of 4%; and (3) a risk-based capital to risk-weighted assets ratio of 8%.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority investments in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  Supplementary capital is currently defined to include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

Generally, in meeting the tangible, leverage and risk-based capital standards, federal savings associations must deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.  If a subsidiary’s activities are permitted to a national bank that subsidiary’s assets are generally consolidated with those of the parent’s on a line-for-line basis.

Capital requirements in excess of the standards set forth above may be imposed on individual institutions on a case-by-case basis upon a determination that the association’s capital level is or may become inadequate in light of the particular circumstances.  The OTS and the FDIC are generally permitted to take enforcement action against a savings bank that fails to meet its capital requirements.  Such action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties, or more stringent measures such as the appointment of a conservator or receiver or a forced merger with another institution.

As of September 30, 2008, MetaBank exceeded all of its regulatory capital requirements with core, tangible and risk-based capital ratios of 7.35%, 7.35% and 10.89% respectively, and was designated as “well-capitalized” under federal guidelines.  See Note 15 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Prompt Corrective Action.  Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements.  Effective December 19, 1992, the federal banking agencies were given additional enforcement authority with respect to undercapitalized depository institutions.  Under the regulations, an institution is deemed to be (a) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  In certain situations, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

The federal banking agencies are generally required to take action to restrict the activities of an “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” bank.  Any such bank must submit a capital restoration plan that is guaranteed by the parent holding company.  Until such plan is approved, it may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The banking regulators are authorized to impose additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (ie, Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by FDICIA.  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.  An institution that becomes “critically undercapitalized” is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the appropriate banking regulator must appoint a receiver (or conservator with the FDIC’s concurrence) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator.  The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Institutions must file a capital restoration plan with the OTS within 45 days of the date it receives a notice from the OTS that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  Compliance with a capital restoration plan must be guaranteed by a parent holding company.  In addition, the OTS is permitted to take any one of a number of discretionary supervisory actions, including but not limited to the issuance of a capital directive and the replacement of senior executive officers and directors.

Though not expected, the imposition of any of these measures on MetaBank may have a substantial adverse effect on it and on the Company’s operations and profitability.  Meta Financial shareholders do not have preemptive rights and, therefore, if Meta Financial is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in shareholders’ percentage of ownership of Meta Financial.

Branching by Federal Savings Associations.  Generally, subject to OTS approval, federal savings banks like MetaBank are able to branch nationwide without state law interference.  Community Reinvestment Act performance is assessed, however, and could be the basis for the denial of branching (or other) applications submitted to the OTS by a federal savings bank.

Standards for Safety and Soundness.  The federal banking agencies have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness.  The guidelines establish certain safety and soundness standards for all depository institutions.  The operational and managerial standards in the guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings.  Again, rather than providing specific rules, the guidelines set forth basic compliance considerations and guidance with respect to a depository institution.  Failure to meet the standards in the guidelines, however, could result in a request by the OTS to MetaBank to provide a written compliance plan to demonstrate its efforts to come into compliance with such guidelines.

Limitations on Dividends and Other Capital Distributions.  The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a results of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with MetaBank’s mutual to stock conversion.

Savings institutions such as MetaBank may make a capital distribution without the approval of the OTS, provided they notify the OTS 30 days before they declare the capital distribution and they meet the following requirements: (i) have a regulatory rating in one of two top examination categories; (ii) are not of supervisory concern, and will remain adequately or well-capitalized, as found in the OTS prompt corrective action regulations, following the proposed distribution; and (iii) the distribution does not exceed their net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid).  If a savings institution does not meet the above state requirements, it must obtain prior approval of the OTS before declaring any proposed distributions.

The OTS has the authority, however, to prohibit a proposed capital distribution that would otherwise be permitted by regulation if it determines that such distribution would be an unsafe or unsound activity.  MetaBank is also subject to certain restrictions on dividends as a result of its conversion from the mutual form of ownership. Such restrictions are not expected to interfere with the dividend policies of the Bank.

Qualified Thrift Lender Test.  All savings associations, including MetaBank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related to loans and investments.  At September 30, 2008, MetaBank met the test and always has since its effectiveness.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it qualifies as a QTL within one year and thereafter remains a QTL, or limits its new investments and activities to those permissible for both a savings association and a national bank.  In addition, the association is subject to national bank limits for payment of dividends and branching authority.  If such association has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to a particular community.  The CRA requires the OTS, in connection with the examination of MetaBank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch by the institution.  An unsatisfactory rating may be used as the basis for the denial of such an application.  MetaBank was examined for CRA compliance in October 2008 and received a satisfactory rating.

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

Transactions with Affiliates.  MetaBank must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with “affiliates,” generally defined to mean any company that controls or is under common control with the institution (as such, Meta Financial is an affiliate of

MetaBank for these purposes).  Transactions between an institution or its subsidiaries and its affiliates are required to be on terms as favorable to MetaBank as terms prevailing at the time for transactions with nonaffiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institutions’ capital (e.g., the aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the institution; the aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus).  In addition, a savings and loan holding company may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

On April 1, 2003, the Federal Reserve’s Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective.  The Federal Reserve Act and Regulation W are applicable to MetaBank.  The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretive proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999.

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

Federal Home Loan Bank System.  MetaBank is a member of the FHLB of Des Moines, one of 12 regional FHLBs that administers the home financing credit function of savings associations that is subject to supervision and regulation by the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances must be used for residential home financing.

As members of the FHLB System, MetaBank is required to purchase and maintain activity-based capital stock in the FHLB of Des Moines in the amount of 4.45% to support outstanding advances and mortgage loans.  At September 30, 2008, the Bank had in the aggregate $8.1million in FHLB stock, which was in compliance with this requirement.  For the fiscal year ended September 30, 2008, dividends paid by the FHLB of Des Moines to MetaBank totaled $254,000.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.  In addition, the federal agency that regulates the FHLBs has required each FHLB to register its stock with the SEC, which will increase the costs of each FHLB and may have other effects that are not possible to predict at this time.

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

Holding Company Supervision & Regulation

                                                Meta Financial is a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act.  (Meta Financial deregistered as a bank holding company once it completed the sale of MetaBank WC in the spring of 2008.)  As such, it is registered with the Office of Thrift Supervision and is subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities.  The OTS requires payment of a semi-annual assessment which includes a $3,000 base assessment with an additional assessment based upon the holding company’s risk or complexity, organizational form and condition.

                                                Pursuant to federal law, a savings and loan holding company may not, directly or indirectly: (i) acquire control of a savings institution without prior OTS approval;  (ii) through one or more subsidiaries, acquire more than 5% of the voting stock of another savings institution, or its holding company, without the prior written approval of the OTS; (iii) acquire through merger, consolidation or purchase of assets of another savings institution (or holding company thereof) without prior OTS approval, or (iv) acquire control of an uninsured institution.  When considering applications made by holding companies to it, the OTS must consider the financial and managerial resources and future prospects of the company and institution(s) involved, the effect of the potential acquisition on the DIF, the convenience and needs of the community and competitive issues.

Failure to Meet QTL Test.  If a banking subsidiary of a savings and loan holding company fails to meet the QTL test, the holding company must register with the FRB as a bank holding company within one year of the savings institution’s failure to comply.

                                                Acquisition of Control.  Under the Change in Bank Control Act, a notice must be submitted to the OTS if any person (defined to include both individuals and corporate entities) or group of persons acting in concert seeks to acquire control of a savings and loan holding company or its depository institution subsidiary.  An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution subsidiary or as otherwise defined by the OTS.  This presumption of control at the 10% level of ownership of voting securities can by rebutted with a submission to the OTS prior to the acquisition of stock or the occurrence of any other circumstance giving rise to such presumption.

                                                Pursuant to the CIBC Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the effect the acquisition could have on the depositors or the public, the competitive effects of the acquisition and the financial and managerial resources of the acquirer.  Any company deemed to be in “control” would then be subject to regulation as a savings and loan holding company and subject to registration with the OTS and the agency’s registration, examination and regulation.

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

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of September 30, 2008, MetaBank’s Excess for tax purposes totaled approximately $6.7 million.

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

Iowa Taxation.  MetaBank files Iowa franchise tax returns.  Meta Financial and First Services Financial, a subsidiary of MetaBank file a consolidated Iowa corporation tax return on a fiscal year-end basis.

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

South Dakota Taxation.  MetaBank and Meta Trust Company file a consolidated South Dakota franchise tax return due to their operations in Sioux Falls and Brookings.  The South Dakota franchise tax is imposed on depository institutions and trust companies.  Meta Financial and MetaBank’s subsidiaries are therefore not subject to the South Dakota franchise tax.

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

Competition

The Company’s retail banking operation faces strong competition, both in originating real estate and other loans and in attracting deposits.  Competition in originating real estate loans comes primarily from commercial banks, savings banks, credit unions, captive finance companies, insurance companies, and mortgage bankers making loans secured by real estate located in the Company’s market area.  Commercial banks and credit unions provide vigorous competition in consumer lending.  The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

The Company’s retail banking operation attracts deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings banks, credit unions and brokerage offices located in the same communities.  The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

The Company’s retail banking operation serves Buena Vista, Dallas and Polk counties in Iowa and Brookings, Lincoln and Minnehaha counties in South Dakota.  There are twenty-two commercial banks, four savings banks other than MetaBank, and two credit unions which compete for deposits and loans in MetaBank’s primary market area in northwest Iowa and eight commercial banks, one savings bank other than MetaBank, and one credit union which compete for deposits and loans in MetaBank’s market area in Brookings, South Dakota.  The Bank competes for deposits and loans with numerous financial institutions located throughout the metropolitan market areas of Des Moines, Iowa and Sioux Falls, South Dakota.

The Company’s payment systems division serves customers nationally and faces competition from large commercial banks and specialty providers of electronic payments processing and servicing, including prepaid, debit, and credit card issuers, ACH processors, and ATM network sponsors.  Many of these national players are aggressive competitors, leveraging relationships and economies of scale the Company is still developing.

Employees

At September 30, 2008, the Company and its subsidiaries had a total of 398 employees, including 8 part-time employees.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company who do not serve on the Company’s Board of

Directors.  There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.

On June 27, 2005, Mr. Troy Moore III was named Executive Vice President and Chief Operating Officer of the Company and MetaBank. Additionally, Mr. Moore became a member of the Executive Committees of both the Company and MetaBank. Previously, Mr. Moore, age 40, had been the president of the Central Iowa Market of MetaBank, a position he had held since 1998. He joined MetaBank in 1997 as a Vice President in the Central Iowa Market. Mr. Moore received a Bachelor of Business Administration degree from Iowa State University, Ames, Iowa.  Mr. Moore is the son-in-law of James S. Haahr, the Company’s Chairman of the Board, and the brother-in-law of J. Tyler Haahr, the Company’s President and Chief Executive Officer.

On April 23, 2007, Mr. Scott Galit, age 38, was named Executive Vice President of Meta Payments Systems.  Additionally, Mr. Galit serves on the MetaBank Executive Committee.  Mr. Galit previously served as Senior Vice President of Global Prepaid Products at MasterCard ® Worldwide.  Prior to joining MasterCard ®, Mr. Galit was Senior Vice President and General Manager of First Data Prepaid Solutions.  Mr. Galit was a founding board member of the Network Branded Prepaid Card Association (“NBPCA”) and currently serves on the NBPCA Advisory Board.

On January 28, 2008, Mr. David W. Leedom, age 54, was appointed Senior Vice President and Secretary, Treasurer, and Chief Financial Officer of the Company.  Additionally, Mr. Leedom became a member of the Executive Committees for both the Company and MetaBank.  Mr. Leedom brings over 23 years of experience in the banking and financial services industry to the company.  Since January, 2007, Mr. Leedom served as Senior Vice President of Portfolio Credit and Business Analytics at MetaBank.  He previously served as a Senior and as an Executive Vice President for BankFirst for 11 years prior to joining Meta in January 2007; his experience at BankFirst included his positions as EVP of Accounting and Finance and Credit Portfolio Management.  Mr. Leedom received a Bachelor of Business Administration in Accounting degree from the University of Iowa.

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

The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels and loan demand and, therefore, the Company’s earnings. Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral.  Among other things, adverse changes in the economy, including but not limited to the current economic downturn, may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.  In addition, the vast majority of the Company’s loans are to individuals and businesses in the Company’s market area.  Consequently, any economic decline in the Company’s market area could have an adverse impact on the Company’s earnings.

Recessionary environment may adversely impact the Company’s earnings and new governmental initiatives may not prove effective.

Recently, there seems to be widespread agreement that the U.S., and perhaps the world economy in general, has entered a period of recession.  As described above, a recession may have an adverse impact on the Company’s revenues and income, both in the banking and MPS segments.  Further, passage of the Emergency Economic Stabilization Act of 2008 and the implementation thereof by the US Treasury and the federal banking agencies may not prove effective enough to blunt the effect of the downturn in the economy. See “Regulation” herein.

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

MetaBank and the Company operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”).  See “Business – Regulation” herein.  Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  Such regulation and supervision govern the activities in which an institution may engage including the activities of MetaBank’s Meta Payment Systems Division, and are intended primarily for the protection of MetaBank and their depositors.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing savings banks, could have a material impact on MetaBank and the Company’s operations.

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

In the Company’s market area, MetaBank encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries.  Many of MetaBanks’ competitors have substantially greater resources and lending limits and may offer services that MetaBank does not or cannot provide.  The Company’s profitability depends upon the Company’s continued ability to compete successfully in the Company’s market area.  The Meta Payment Systems Division operates on a national scale against competitors with substantially greater resources and limited barriers to entry.  The Division’s success depends upon its ability to compete in such an environment.

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

MetaBank originates commercial mortgage loans, commercial loans, consumer loans, agricultural mortgage loans, agricultural loans and residential mortgage loans primarily within the Company’s market areas.  Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  These loans also have greater credit risk than residential real estate for the following reasons:

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

•                 Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either the Bank or the borrowers. These factors include weather, commodity prices, and interest rates, among others.

•                 MPS Program Loans.  MPS originates consumer loans, in some cases related to anticipated tax refunds that are funded to prepaid cards.  For certain of these loans, repayment is based on the customer filing a tax return and the Internal Revenue Service funding the tax refund.  If either or both do not occur, losses could result.  MPS has loss protection agreements in place with certain business partners in which they will absorb some or all of such losses in the event they were to occur.

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

If the Company forecloses on and takes ownership of real estate collateral property, it may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.

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

                                                Beginning with this annual report on Form 10-K, the Company has to include in its annual reports filed with the SEC a report of the Company’s management regarding internal control over financial reporting.  As a result, we began last year to document and evaluate the Company’s internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (or SOA) and SEC rules and regulations, which require an annual management report on the Company’s internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting.  The SOA also requires an attestation report by the Company’s independent auditors addressing these assessments at the conclusion of our 2009 fiscal year on September 30, 2009.  Accordingly, management has retained outside consultants to assist the Company in (i) assessing and documenting the adequacy of the Company’s internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through material weaknesses or testing that controls are functioning as documented.  If the Company fails to identify and correct any significant deficiencies in the design or operating effectiveness of the Company’s internal control over financial reporting or fails to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock, and the Company’s ability to attract additional deposits.

                                                The previously reported two material weaknesses in internal controls from fiscal year 2007 have been corrected and eliminated. No other material weaknesses have been identified in connection with the Company’s fiscal year 2008 audit.  If material weaknesses are identified in the future, such weaknesses could have a material impact on the profitability and performance of the Company.

The Company’s duties under the Sarbanes-Oxley Act of 2002 have been increasing and are anticipated to increase further in fiscal 2009.

                                                As indicated in a preceding risk fact, pursuant to the requirements of Section 404 of the SOA Act, beginning with this annual report the Company is required to provide an annual management assessment of the effectiveness of our internal controls over financial reporting.  Beginning with our next annual report for the fiscal year ending September 30, 2009, Section 404 of the SOA will also require a report by our independent auditors addressing our management’s assessments.  These reporting and other obligations have placed, and will increasingly continue to place, significant demands on our management, administrative, operational, internal audit, tax and accounting resources. We are implementing additional financial and management controls, reporting systems and procedures and an internal audit function and are hiring additional accounting, internal audit and finance staff.  If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to public companies could be impaired.

A breach of information security or compliance breach by one of the Company’s agents or vendors could negatively affect the Company’s reputation and business.

MetaBank, including the Meta Payment Systems Division of MetaBank, depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet.  The Company cannot be certain all of its systems are entirely free from vulnerability to attack, despite safeguards it has installed.  Additionally, the Company relies on and does business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data and communications needs.  If information security is breached, or one of the Company’s agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others.  These costs or losses could materially exceed the Company’s amount of insurance coverage, if any, which would adversely affect the Company’s business.

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

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock. As of September 30, 2008, the Company was authorized to issue up to 5,200,000 shares of common stock, of which 2,601,103 shares were outstanding, and 356,896 shares were held as treasury stock.  The Company was also authorized to issue up to 800,000 shares of preferred stock, none of which is outstanding or reserved for issuance.  Accordingly, without further stockholder approval, the Company may issue up to 2,598,897 additional shares of common stock.  This factor may affect the market price for shares of the Company’s common stock.

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

The Company pays a quarterly dividend to stockholders.  The payment of dividends is subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on MetaBank’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Risks Related to Meta Payment Systems®, a division of MetaBank

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

While some proposed legislation would benefit MPS, it is possible that new legislation could restrict MPS’s current operations or change the regulatory environment in which the division’s customers operate.

Although it is possible that some newly enacted legislation could have either a positive or de minimis impact on its operations and profitability it is just as likely that any new legislation affecting the operations of MPS or its customers, some of which are also regulated entities, would have a negative impact on the conduct of the relevant business.  There is no way to quantify the impact that such changes could have on the profitability or operations of MPS at this time given the unpredictable nature of the risk.

In addition to the relevant legal paradigm set forth above, it should also be noted that there has been concern within the bank regulatory environment over the use of credit and, in particular, prepaid cards as a means by which to illegally launder and move money.  Should the regulatory scheme change in any fashion as to alter the current environment by which such products and services may be offered, this could have a significant impact upon MPS’s operations as well as the operations of its customers.

MPS, through MetaBank, owns or is seeking a number of patents, trademarks and other forms of intellectual property with respect to the operation of its business and the protection of such intellectual property may in the future require material expenditures.

In its operations, MPS, through MetaBank, is seeking protection for various forms of intellectual property.  No assurance can be given that such protection will be granted.  In addition, the competitive market environment of its business, MPS must be vigilant in ensuring that its patents and other intellectual property are protected and not exploited by unlicensed third parties.

MPS must also protect itself and defend against intellectual property challenges initiated by third parties making various claims against MPS.  With respect to these claims, regardless of whether we are pursuing our claims against perceived infringers or defending our intellectual property from third parties asserting various claims of infringement, it is possible that significant personnel time and monetary resources could be used to pursue or defend such claims.

It should also be noted that intellectual property risks extend to foreign countries whose protections of such property are not as extensive as those in the United States.  As such, MPS may need to spend additional sums to ensure that its intellectual property protections are maximized globally.  Moreover, should there be a material, improper use of MPS’ intellectual property; this could have an impact on the division’s operations.

Contracts with third-parties may not be renewed, may be renegotiated on terms that are not as favorable to MPS or may not be fulfilled.

MPS has entered into numerous contracts with third parties with respect to the operations of its business.  In some instances, the third parties provide services to MPS; in other instances, MPS provides products and services to such third parties.  Were such agreements not to be renewed by the third party or were such agreements to be renewed on terms less favorable to MPS, such actions could have a material impact on the division’s profitability.

Similarly, were one of these parties unable to meet their obligations to us for any reason (including but not limited to bankruptcy, computer or other technological interruptions or failures, personnel loss or Acts of God), we may need to seek alternative service providers and the terms with such alternate providers may not be as favorable as those currently in place.  In addition, were such failures to cause a material disruption in our ability to service our customers, it is possible that our customer base would shrink.  Moreover, were the disruptions in our ability to provide services significant, this could negatively affect the perception of our business in the card industry.

International expansion presents unique opportunities and challenges.

The international use of cards, both credit and prepaid, continues to grow.  Such growth presents MPS with opportunities to acquire market share where its presence has been either minimal or nonexistent.  Investments must be made by the division to pursue such opportunities, however, and the return on such investments may either be slow to mature or may fail to materialize completely.  In addition, the pursuit of additional foreign opportunities may prevent the division from focusing on its current domestic business.

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

The PCI DSS is a multifaceted standard that includes data security management, policies and procedures, as well as other protective measures, that was created by the largest credit card associations in the world in an effort to protect the nonpublic personal information of all types of cardholders, including prepaid cardholders and holders of network branded credit cards (such as Discover, MasterCard, and Visa).  The PCI DSS mandates a prescribed technical foundation for the collection, storage and transmission of cardholder data and also contains significant provisions regarding the testing of security protections by various entities in the payment card industry, including MPS.  Compliance with the PCI DSS is costly and changes to the standards could have an equal, or greater, effect on profitability of the relevant business division.

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

Part of our business depends on sales agents who do not sell our products exclusively.

Our business model, to some degree, depends upon the use of sales agents who are not our employees.  These agents sell the products and services of many different processors to merchants and other parties in need of a card services.  Failure to maintain good relations with such sales agents could have a negative impact on our business.

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

Competition in the card industry is significant.  In order to maintain an edge to its products and offerings, MPS must invest significantly in technology and research and development.

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

Discover, MasterCard, and Visa, as well as other electronic funds networks in which MPS operates, could change their rules.

Pursuant to the agreements between MPS and Discover, MasterCard, Visa and other card networks, these third parties typically have retained the right to prescribe certain business practices and procedures with respect to parties such as MPS.  Such prescribed terms include, but are not limited to, a contracting party’s level of capital as well as other business requirements.

Discover, MasterCard, and Visa also retain the right in their agreements with industry participants such as MPS to unilaterally change the rules under which such transactions are processed with little or no advance warning.  This power includes the power to prevent MPS from accessing their networks in order to process transactions.  Should any third party choose to invoke this right unilaterally, such changes could materially impact the operations of the MPS division.

Our business is heavily dependent upon the Internet and any negative disruptions to its operation could negatively impact our business.

Much of our business depends upon transactions being processed through the Internet.  Like nearly all other commercial enterprises, we rely upon others to provide the Internet so that commerce can be conducted.  Were there to be a failure in the operation of the Internet or a significant impairment in our ability to move information on the Internet or our ability to do so in accordance with customer safeguard protocols, the MPS division would develop alternative processes during which time profitability may be somewhat lower.

Our ability to process transactions requires functioning communication and electricity lines.

The nature of the credit card and debit card industry is that it must be operational every day of the week every hour of the week.  Any disruption in the utilities utilized by MPS could have a negative effect on our operations and extensive disruptions could materially affect our operations.

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

Unclaimed funds represented by unused value on the cards presents compliance and other risks.

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

MPS competes in a highly competitive environment with other larger and better capitalized financial intermediaries.  In addition, the field of professionals involved in the design and production of products and services offered by MPS is highly skilled and actively sought after by financial institutions, electronic card networks and other commercial entities.  As such, MPS must spend significant sums to attract employees and executives and must monitor compensation and other employment trends to ensure that compensation packages both foster the necessary creative environment and appropriately compensate such individuals in order to retain them.

Item 1B.                 Unresolved Staff Comments

Not Applicable.

Item 2.                    Properties

The Company conducts its business at its main office and branch office in Storm Lake, Iowa.  The Company operates six offices in metro Des Moines, Iowa.  The Company also operates one office in Brookings, South Dakota and four offices in Sioux Falls, South Dakota.  In addition, the Company leases space at another facility in Sioux Falls, South Dakota, which houses general corporate and MPS functions, leases space in Omaha, Nebraska, which houses certain MPS functions and operates a non-retail service branch in Memphis, Tennessee.

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on Westown Parkway, West Des Moines, Iowa, on North Minnesota Avenue, Sioux Falls, South Dakota, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, the administrative and MPS offices located on Broadband Lane in Sioux Falls, Omaha and the non-retail service branch in Memphis, Tennessee.  In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, the land on which the buildings were constructed is leased.  The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2008 was $22.0 million.  See Note 7 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company is experiencing rapid growth, particularly as a result of growth of MPS.  While current facilities are adequate to meet its present needs, the Company may add additional locations in the future, and may be required to expand capacity for administrative support functions.

MetaBank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions.  The net book value of the data processing and computer equipment utilized by the Company at September 30, 2008 was approximately $2.6 million.

Item 3.                    Legal Proceedings

                MetaBank (“the Bank”) was named in several lawsuits relating to certain borrowers of the Bank, known as the Dan Nelson companies.  All of these lawsuits have now been resolved.

                The case of Chris Dengler, et al, v. Nelson Automotive Group, Inc., et al was recently resolved when the South Dakota Supreme Court dismissed the plaintiffs’ appeal of the lower court’s dismissal of the Bank.   In the Circuit Court of South Dakota, County of Minnehaha, (Civ. No. 06-1106) a lawsuit was filed by a number of plaintiffs who had purchased vehicles from the Dan Nelson companies.  This suit named the Bank and J. Tyler Haahr, together with a number of other defendants.  The Bank, in conjunction with a group of participating banks, had provided a series of loans and lines of credit to Dan Nelson Auto Group (“DNAG”) and South Dakota Acceptance Corporation (“SDAC”). Plaintiffs allege that the defendants, including the Bank, “participated in the fraudulent scheme” by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed “special benefits” for providing these loans.  DNAG, SDAC and Dan Nelson have since filed for bankruptcy.  Plaintiffs also allege that MetaBank did not vigorously pursue claims against Dan Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies.  After the Bank filed a Motion to Dismiss, the claims against J. Tyler Haahr personally and MetaBank were dismissed with prejudice on January 4, 2008.  Plaintiffs appealed as to the dismissal of MetaBank only, to the South Dakota Supreme Court.  The South Dakota Supreme Court dismissed the plaintiff’s appeal.

                First Midwest Bank-Deerfield Branches, et al, v. MetaBank.  U.S. District Court for the District of South Dakota, Southern Division (4:06-cv-4114).  During the three months ended June 30, 2006 or shortly thereafter three banks filed lawsuits against MetaBank.  An additional bank, North American Banking Company, joined these three bank plaintiffs in one consolidated federal lawsuit.  These four Plaintiffs were participating lenders with MetaBank on a series of loans made to the Dan Nelson companies, including DNAG and SDAC.  Plaintiffs alleged that they suffered damages as a result of MetaBank’s placement and administration of the loans that were the subject of the loan participation agreements.  The complaints alleged breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty.  All of these four cases have now been resolved through mediations which took place in July and August, 2008.  Settlement agreements have been executed, and the cases have been dismissed.  The Company’s insurance carrier has agreed to cover virtually all of the settlement amounts in three cases and paid for counsel to defend all four actions through discovery.

                Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230).  On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, in South Dakota’s Second Judicial Circuit Court, Minnehaha County.  The complaint alleged that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Dan Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements.  After discovery was complete and a trial date scheduled, this case was successfully mediated and settled in Sioux Falls on October 2, 2008.  A settlement agreement was signed on that date, and the case has now been dismissed.  As a result of the Home Federal settlement, on a pro rated basis net of previously established reserves and insurance proceeds already collected, the net effect on the Registrant is a charge of $1.0 million.  As a result of all these Dan Nelson settlements, the Company recorded a final charge of approximately $2.1 million ($1.3 million after taxes), including legal expenses and after insurance claims and reserves are accounted for.

                In an unrelated suit, First Federal Bank Littlefield Texas ssb, formerly known as, First Federal Savings and Loan Association, Littlefield, Texas v. MetaBank, formerly known as First Federal Savings Bank of the Midwest, filed in the 154th Judicial District Court of Lamb County (Cause No. 17435);  The Frost National Bank v. MetaBank and Meta Financial Group, Inc., filed in the United States District Court for the Northern District of Texas (Cause No. 3:08-CV-625-M).  On April 3, 2008, First Federal Bank filed suit against MetaBank in Texas State Court in Lubbock seeking recovery of a purported MetaBank certificate of deposit (CD) that it claims it purchased.  On April 11, 2008, Frost National Bank filed suit against MetaBank in the United States District Court for the District of Texas seeking a similar recovery.  On June 25, 2008, an action was filed in the 95th Judicial District Court for Dallas County, Texas entitled Methodist Hospitals of Dallas v MetaBank and Meta Financial Group seeking recovery of a purported MetaBank CD purchased in May, 2001.  Additionally, on July 14, 2008, a class action complaint was filed in the United States District Court for the District of New Hampshire entitled Guardian Angel Credit Union v MetaBank (Cause No. 08-CV-261-PB) and was filed on behalf of Guardian Angel Credit Union and all other CD purchasers similarly situated, to recover funds in connection with purported MetaBank CDs. Further, on November 18, 2008, Coreplus Federal Credit Union (Cause No. 3.08 cv 1763 AVC) filed a civil action in the Superior Court for New London County in the state of Connecticut seeking recovery of funds connected to a purported MetaBank CD.  Earlier, MetaBank had been contacted by another institution, but could find no record of the CD it had allegedly purchased, and commenced an investigation. As a result of that investigation, it now appears that a former MetaBank employee had been selling fraudulent CDs, using MetaBank’s name and standard form of CD, to various financial institutions through an independent broker and instructing purchasers to wire the purchase money into one of a number of false accounts she had created at MetaBank.  The Bank continues to receive a number of demands from purchasers of these fraudulent CDs in addition to the lawsuits listed above. All evidence currently available indicates that the former employee ran this fraud for her own benefit and regularly took money from the MetaBank accounts to which the purchase monies had been wired.   As a result of the interruption of this fraud, there are some $4.2 million of bogus CDs still outstanding to various financial institutions.  As the former employee was apparently using the funds of new victims to pay off the previous victims of her scheme, it does not appear at this time that she stole any Bank money as part of this fraud.  MetaBank therefore does not appear at this time to have suffered any direct loss as a result of the fraud, but it may suffer a loss to the extent it is exposed to liability for claims such as these.    There are unresolved questions as whether, under what theory and to what degree the Bank might be liable for the former employee’s actions.  At this time, MetaBank’s insurer has agreed to provide a defense to the two litigations in Texas under a reservation of rights.

                Other than the matters set forth above, there are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation to their respective businesses.

Item 4.                    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2008.

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

                Meta Financial Group’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.”  Quarterly dividends for 2008 and 2007 were $0.13.  The price range of the common stock, as reported on the NASDAQ System, was as follows:

	Fiscal Year 2008		Fiscal Year 2007
	Low	High	Low	High

First Quarter	$38.83	$41.98	$24.15	$29.80
Second Quarter	17.34	40.75	27.32	35.50
Third Quarter	16.00	27.00	31.00	38.22
Fourth Quarter	16.85	27.55	37.50	42.00

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations, and regulatory restrictions.

As of September 30, 2008, Meta Financial Group had 2,503,655 shares of common stock outstanding, which were held by 249 shareholders of record, and 311,328 shares subject to outstanding options.  The shareholders of record number does not reflect approximately 500 persons or entities that hold their stock in nominee or “street” name.

The transfer agent for the Company’s common stock is Registrar & Transfer Company, 10 Commerce Drive, Cranford, New Jersey, 07016.

There have been no purchases by the Company during the quarter ended September 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.                    Selected Financial Data

SEPTEMBER 30,	2008	2007	2006	2005	2004

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

Total assets	$757,256	$686,080	$740,921	$775,839	$780,799
Loans receivable, net	427,928	355,612	368,959	415,568	381,406
Securities available for sale	203,834	158,701	172,444	213,245	290,186
Goodwill	2,206	1,508	1,508	1,508	1,508
Deposits	545,972	522,978	538,169	510,258	433,928
Total borrowings	147,683	78,534	114,789	176,857	241,354
Shareholders’ equity	46,807	48,098	45,099	42,959	47,274

YEAR ENDED SEPTEMBER 30,	2008	2007	2006	2005	2004

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$37,418	$37,774	$38,112	$38,368	$33,433
Total interest expense	13,415	16,967	19,611	20,305	16,894
Net interest income	24,003	20,807	18,501	18,063	16,539
Provision for loan losses	2,715	3,168	310	4,713	473
Net interest income after provision for loan losses	21,288	17,639	18,191	13,350	16,066
Total non-interest income	37,696	21,858	13,495	3,502	3,296
Total non-interest expense	61,820	36,958	26,641	17,995	13,797
Income (loss) from continuing operations before income tax expense (benefit)	(2,836)	2,539	5,045	(1,143)	5,565
Income tax expense (benefit)	(1,002)	1,227	1,666	(491)	1,903
Income (loss) from continuing operations	(1,834)	1,312	3,379	(652)	3,662
Income (loss) from discontinued operations, net of tax	1,885	(141)	309	(272)	325
Net income (loss)	51	1,171	3,688	(924)	3,987

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.71)	$0.52	$1.36	$(0.27)	$1.48
Income (loss) from discontinued operations	0.73	(0.06)	0.12	(0.11)	0.13
Net income (loss)	$0.02	$0.46	$1.48	$(0.38)	$1.61

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.70)	$0.50	$1.34	$(0.27)	$1.46
Income (loss) from discontinued operations	0.72	(0.05)	0.12	(0.11)	0.13
Net income (loss)	$0.02	$0.45	$1.46	$(0.38)	$1.59

YEAR ENDED SEPTEMBER 30,	2008	2007	2006	2005	2004

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	0.01%	0.17%	0.49%	-0.12%	0.51%
Return on average assets-continuing operations	-0.24%	0.19%	0.45%	-0.08%	0.47%
Return on average equity	0.11%	2.69%	8.55%	-2.04%	8.69%
Return on average equity-continuing operations	-3.98%	3.01%	7.83%	-1.44%	7.98%
Net interest margin-continuing operations	3.75%	3.38%	2.85%	2.59%	2.44%
Operating expense to average assets-continuing operations	8.24%	5.26%	3.55%	2.29%	1.78%

QUALITY RATIOS-Continuing Operations
Non-performing assets to total assets at end of year	0.99%	0.38%	0.72%	0.84%	0.09%
Allowance for loan losses to non-performing loans	76%	196%	121%	373%	706%

CAPITAL RATIOS
Shareholders’ equity to total assets at end of period	6.18%	7.01%	6.09%	5.54%	6.05%
Average shareholders’ equity to average assets	6.15%	6.20%	5.76%	5.77%	5.91%

OTHER DATA
Book value per common share outstanding	$18.00	$18.57	$17.79	$17.16	$18.98
Dividends declared per share	0.52	0.52	0.52	0.52	0.52
Number of full-service offices	13	17	19	17	16

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts on this Form 10-K: Part II, Item 8 “Consolidated Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Description of Business.”

General

Meta Financial Group, Inc.® (the “Company”) is a unitary savings and loan holding company whose primary subsidiary is MetaBank (the “Bank”).  The Company focuses on two core businesses, its regional retail banking business and a national payments business, conducted through its Meta Payment Systems® (“MPS”) division.  The Company’s retail bank business is focused on establishing and maintaining long-term relationships with customers, and is committed to serving the financial service needs of the communities in its market area.  The retail bank’s primary market area includes the following counties: Buena Vista, Dallas and Polk located in central and northwestern Iowa, and Brookings, Lincoln, and Minnehaha located in east central South Dakota.  The traditional retail bank segment attracts retail deposits from the general public and uses those deposits, together with other borrowed funds, to originate and purchase residential and commercial mortgage loans, and to originate consumer, agricultural and other commercial loans.

MPS, a division of the Bank, is an industry leader in the issuance of prepaid debit cards and is also a provider of a wide range of payment-related products and services, including prepaid debit cards such as those related to gift, tax refunds, rebate, travel and payroll, ATMs, and consumer credit products.  MPS pursues a strategy of working with industry-leading companies in a variety of businesses to help them introduce new payment products to their customers.  In addition, MPS partners with emerging companies to develop and introduce new payment products.  MPS earns revenues from fees as well as being a significant provider of low- and no-cost demand deposits related to its prepaid card business.

Overview of Corporate Developments

The MPS division continued to demonstrate significant growth on a year-over-year basis.  Fiscal 2008 MPS-related card fee income grew 125% as all product lines were higher than in fiscal 2007.  MPS has expanded its tax-related business and rebate business lines.  During fiscal 2008 the Bank participated in a test program for tax refund anticipation loans with a major tax preparation firm.  The Company took steps to manage the funding and credit risks and realized its expected return on the program.  In addition, MPS provided a prepaid debit card for refunds with another major tax preparation company.  The division also continued to exhibit product innovation as fifteen additional patents were filed during the fiscal 2008.  The iAdvance micro lending product, which is a program designed to provide a line of credit on prepaid cards, is experiencing increasing consumer acceptance and performance and has thus far validated management’s expectations.  Expansion opportunities are currently being considered for this product.

The traditional bank segment is continuing to build its customer base from its previous expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Bank has added seven branches in approximately the past seven years in these markets.  The Bank focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developers in these communities.  During the second quarter of fiscal 2008, the Company sold its commercial banking subsidiary, MetaBank WC, which included three branches in rural West-Central Iowa.  The transaction closed March 28, 2008.  The Company is now a unitary savings and loan holding company, not a bank holding company, and is subject to the jurisdiction of the OTS.  This transaction allows the Company to increase its focus on higher growth markets and business lines.  The Bank now operates 13 retail banking branches: in Brookings (1) and Sioux Falls (4), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and a non-retail service branch in Memphis, Tennessee.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

Financial Condition

The following discussion of the Company’s consolidated financial condition should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report.

As of September 30, 2008, the Company’s assets grew by $71.2 million, or 10.4%, to $757.3 million compared to $686.1 million at September 30, 2007, including the sale of approximately $35.8 million of assets as part of the MetaBank WC sale during the second quarter of fiscal 2008.  See Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion on discontinued operations.  The increase in assets was reflected primarily in increases in the Company’s securities, loan portfolios and other assets offset in part by decreases in the Company’s cash, federal funds sold and assets related to discontinued operations.

Total cash and cash equivalents and federal funds sold were $8.2 million at September 30, 2008, a decrease of $78.2 million, or 90.6%, from $86.3 million at September 30, 2007.  The decrease primarily was the result of the Company’s loan growth and decision to purchase mortgage-backed securities during fiscal 2008.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks.  Federal funds sold deposits may be maintained at various commercial banks, including, but not limited to the following: CitiBank, JP Morgan Chase, LaSalle Bank, M&I Bank, BNP Paribas, Bank of America, and Banker’s Bank, with assets in excess of $1.0 billion.  At September 30, 2008 the Company held $5.2 million of federal funds sold.

Investment securities available for sale, including mortgage-backed securities, increased $45.1 million, or 28.4%, to $203.8 million at September 30, 2008, as investment purchases exceeded related maturities, sales, and principal paydowns.  The Company’s portfolio of investment securities available for sale consists primarily of mortgage-backed securities with balloon maturities, which have relatively short expected lives and limited maturity extension risk.  During fiscal year 2008, the Company purchased $102.8 million of mortgage-backed securities with average lives of three to four years or stated finals of approximately eleven years or less and sold mortgage-backed securities in the amount of $17.0 million.  See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s portfolio of net loans receivable increased by $72.3 million, or 20.3%, to $427.9 million at September 30, 2008 from $355.6 million at September 30, 2007.  The Company’s loan growth primarily relates to strong demand for commercial real estate and agricultural real estate loans.  All categories of loans experienced growth except for commercial and agricultural business loans, both of which decreased.  See Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company owns stock in the Federal Home Loan Bank (“FHLB”) of Des Moines due to its membership and participation in this banking system.  The Company’s investment in such stock increased $4.1 million, or 101.5%, to $8.1 million at September 30, 2008 from $4.0 million at September 30, 2007.  The increase was due to an increase in the level of borrowings from the FHLB, which require a calculated level of stock investment based on a formula determined by the FHLB.

Bond insurance receivable increased $6.1 million at September 30, 2008 due to the Company recording a receivable during fiscal 2008 from our insurance company related to an anticipated recovery of certificate of deposit fraud and litigation settlement of DNAG.

Assets related to discontinued operations, held for sale, decreased 100.0% or $35.8 million from the levels at September 30, 2007 due to the sale of MetaBank WC on March 28, 2008.  See Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion on discontinued operations.

MPS Accounts Receivable increased $48.3 million to $50.0 million at September 30, 2008 from $1.7 million at September 30, 2007.  The increase was primarily related to an increase in prepaid card funding in transit items at MPS.

Total deposits increased by $23.0 million, or 4.4%, to $546.0 million at September 30, 2008 from $523.0 million at September 30, 2007.  The majority of this increase related to an increase in non-interest-bearing checking deposits on prepaid cards due to growth at MPS, although non-MPS deposits grew as well.  The Company’s deposit mix continues to shift away from higher costing certificates of deposit and money market deposits toward low- and no-cost checking deposits.  Total checking deposits increased by $95.3 million, or 34.7%, to $370.0 million at September 30, 2008 from $274.7 million at September 30, 2007.  Total savings and certificates of deposit declined $34.1 million, or 20.4%, to $132.9 million at September 30, 2008 from $167.0 million at September 30, 2007.  Money market account balances also decreased during fiscal year 2008, decreasing $38.3 million, or 47.1%, to $43.0 million at September 30, 2008 from $81.3 million at September 30, 2007.

The Company’s total borrowings increased $69.1 million, or 88.0%, much of which is due to a short-term borrowing need at the end of the quarter, to $147.7 million at September 30, 2008 from $78.5 million at September 30, 2007.  See Notes 9, 10, and 11 to the “Notes to Consolidated Financial

Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s contingent liability for potential loss on certificates of deposit fraud increased $4.3 million for fiscal 2008 as compared to the prior year.  This liability is offset by the above referenced bond insurance receivable recorded during the first quarter of fiscal 2008.

Liabilities related to discontinued operations, held for sale, decreased 100.0% or $30.9 million from the levels at September 30, 2007 due to the sale of MetaBank WC on March 28, 2008.  See Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion on discontinued operations.

At September 30, 2008, the Company’s shareholders’ equity totaled $46.8 million, down $1.3 million from $48.1 million at September 30, 2007.  The decrease was related to an unfavorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio and payment of dividends on the Company’s common stock.  The above was partially offset by an increase to additional paid in capital as a result of stock compensation payments for fiscal 2008.  At September 30, 2008, MetaBank continues to meet regulatory requirements for classification as a well-capitalized institution.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

The following discussion of the Company’s Results of Operations should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report.

The Company’s Results of Operations are dependent on net interest income, non-interest income, non-interest expense, and income tax expense.  Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows.  The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.  In fiscal 2008, the Company’s net interest income after provision for loan losses and its non-interest income improved significantly from levels in fiscal 2007.  Non-interest expense also increased in proportion to net interest income and non-interest income.  However, other non-interest expense increased more dramatically from 2007 primarily due to litigation settlement expense.  A more detailed explanation of the factors responsible for results of operations of the Company is presented below.

The Company’s non-interest income is derived primarily from prepaid card and ATM fees attributable to MPS and fees charged on loans and transaction accounts.  This income is offset, in part, by expenses, such as compensation and occupancy expenses associated with additional personnel and office locations as well as card processing expenses attributable to MPS.  To a lesser extent, non-interest income is derived from gains or losses on the sale of securities available for sale as well as the Company’s holdings of bank owned life insurance.  Additionally, non-interest income has been derived from the activities of Meta Trust Company® (“Meta Trust”), a wholly-owned subsidiary of Meta Financial Group, which provides a variety of professional trust services.  Non-interest expense is also impacted by occupancy and equipment expenses and legal and consulting expenses.  The Company’s fiscal year 2007 non-interest income was impacted by a gain on sale of four branches in the amount of $3.3 million.

Comparison of Operating Results for the Years Ended

September 30, 2008 and September 30, 2007

General.  The Company’s loss from continuing operations was $1.8 million, or $0.70 per diluted share, for the year ended September 30, 2008 compared to income of $1.3 million, or $0.50 per diluted share, for the year ended September 30, 2007.  Including discontinued operations, the Company recorded net income of $51,000, or $0.02 per diluted share, for the year ended September 30, 2008 compared to $1.2 million, or $0.45 per diluted share, for the year ended September 30, 2007.  Net earnings in fiscal 2008 were impacted by a pre-tax gain of $2.3 million resulting from the sale of the Company’s commercial banking subsidiary, MetaBank WC.  See Note 2 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information on discontinued operations.  Fiscal year 2008 income was reduced by the settlement expense for the Dan Nelson-related lawsuits as well as an increase in provision expense related to one borrower’s apparently fraudulent actions against the Bank (and other banks) in obtaining several commercial real estate and commercial operating loans.  Additionally, earnings were positively impacted by increased income from card fees from all of MPS’ programs and services, loan growth and higher net interest income.  In particular, MPS-related card fees for the fiscal 2008 grew by 125.3% over the prior fiscal year.  Offsetting these factors, in part, were higher operating expenses as MPS continued to build its supporting infrastructure, operational scalability, and product development capacity.  Earnings in fiscal year 2007 were impacted by a large provision for loan losses related primarily to an impairment on a commercial loan relationship of $5.0 million related to fraud by the borrower and a gain on the sale of four branches in northwest Iowa of $3.3 million.

Net Interest Income.  Net interest income from continuing operations for fiscal 2008 increased by $3.2 million, or 15.4%, to $24.0 million from $20.8 million for the prior fiscal year.  The increase in net interest income reflects a higher net interest margin and a larger average earning asset base.  Net interest margin increased 13 basis points to 3.51% in fiscal year 2008 from 3.38% in fiscal year 2007.  The improvement also resulted from the continued shift in the Company’s funding mix attributable to growth in non-interest-bearing deposits and decreases in higher costing certificates and public funds deposits.

The Company’s average earning assets increased $67.2 million, or 10.9%, to $683.5 million during fiscal year 2008 from $616.3 million during fiscal year 2007.  The increase is primarily the result of the increase in the loan portfolio and mortgage-backed securities.  The Company’s yield on earning assets declined 66 basis points to 5.47% during fiscal year 2008 from 6.13% during fiscal year 2007.  The decrease is the result primarily of decreasing yields on the Company’s loan portfolio and other investments.

The Company’s average total deposits and interest-bearing liabilities increased $76.3 million, or 12.4%, to $693.0 million during fiscal year 2008 from $616.7 million during fiscal year 2007.  The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits and wholesale borrowings.  The Company’s cost of total deposits and interest-bearing liabilities declined 81 basis points to 1.94% during fiscal year 2008 from 2.75% during fiscal year 2007.

Average Balances, Interest Rates, and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  No tax equivalent adjustments have been made.  Non-Accruing loans have been included in the table as loans carrying a zero yield.  Balances related to discontinued operations have been reclassified to non-interest earning assets and non-interest bearing liabilities for all periods presented.

	2008			2007			2006
	Average	Interest		Average	Interest		Average	Interest
Year Ended September 30,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans receivable	$413,866	$25,909	6.26%	$354,465	$25,584	7.22%	$390,002	$27,948	7.17%
Mortgage-backed securities	194,785	8,484	4.36%	135,007	5,500	4.07%	163,032	6,185	3.79%
Other investments	74,809	3,025	4.04%	126,853	6,690	5.27%	96,416	3,979	4.13%
Total interest-earning assets	683,460	$37,418	5.47%	616,325	$37,774	6.13%	649,450	$38,112	5.87%
Non-interest-earning assets	66,388			86,502			99,960
Total assets	$749,848			$702,827			$749,410

Non-interest bearing deposits	$341,624	$—	0.00%	$230,930	$—	0.00%	$147,520	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,075	104	0.69%	22,004	538	2.45%	21,852	789	3.61%
Savings	10,072	105	1.04%	17,586	471	2.68%	46,822	1,388	2.96%
Money markets	61,592	1,478	2.40%	67,087	2,301	3.43%	83,486	2,354	2.82%
Time deposits	139,868	6,071	4.34%	183,505	8,355	4.55%	215,815	8,225	3.81%
FHLB advances	103,768	3,960	3.82%	77,433	4,091	5.28%	115,102	5,488	4.77%
Other borrowings	20,965	1,697	8.09%	18,172	1,211	6.66%	26,846	1,367	5.09%
Total interest-bearing liabilities	351,340	13,415	3.82%	385,787	16,967	4.40%	509,923	19,611	3.85%
Total deposits and interest-bearing liabilities	692,964	$13,415	1.94%	616,717	$16,967	2.75%	657,443	$19,611	2.98%
Other non-interest bearing liabilities	10,778			42,557			48,831
Total liabilities	703,742			659,274			706,274
Shareholders’ equity	46,106			43,553			43,136
Total liabilities and shareholders’ equity	$749,848			$702,827			$749,410
Net interest income and net interest rate spread including non-interest bearing deposits		$24,003	3.54%		$20,807	3.38%		$18,501	2.89%

Net interest margin			3.51%			3.38%			2.85%

Rate / Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increase related to higher outstanding balances and that due to the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

Rate / Volume

	2008 vs. 2007			2007 vs. 2006
	Increase /	Increase /	Total	Increase /	Increase /	Total
Year Ended September 30,	(Decrease)	(Decrease)	Increase /	(Decrease)	(Decrease)	Increase /
(Dollars in Thousands)	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)
Interest-earning assets
Loans receivable	$1,573	$(1,248)	$325	$(2,567)	$203	$(2,364)
Mortgage-backed securities	2,570	414	2,984	(1,203)	518	(685)
Other investments	(2,336)	(1,329)	(3,665)	1,444	1,267	2,711
Total interest-earning assets	$1,808	$(2,164)	$(356)	$(2,326)	$1,988	$(338)

Interest-bearing liabilities
Interest-bearing checking	$(132)	$(302)	$(434)	$6	$(257)	$(251)
Savings	(150)	(216)	(366)	(794)	(123)	(917)
Money markets	(176)	(647)	(823)	521	(574)	(53)
Time deposits	(1,913)	(371)	(2,284)	(433)	563	130
FHLB advances	(701)	570	(131)	(2,086)	689	(1,397)
Other borrowings	203	283	486	(3,510)	3,354	(156)
Total interest-bearing liabilities	$(2,870)	$(682)	$(3,552)	$(6,296)	$3,652	$(2,644)

Net effect on net interest income	$4,678	$(1,482)	$3,196	$3,970	$(1,664)	$2,306

Provision for Loan Losses.  In fiscal 2008, the Company recorded a provision for loan losses of $2.7 million, compared to $3.2 million for fiscal 2007.  Due to delinquency trends in the Company’s loan portfolio, the Company was able to maintain the level of loan loss allowance considered to be acceptable by the Company’s management in the current year.  The provision recorded in the prior fiscal year was directly related to a $5.0 million provision on a purchased participation loan relationship.  See “Non-performing Assets and Allowance for Loan Losses” herein.

As disclosed in the Registrant’s 10-Q for the period ending June 30, 2008, the Company had learned that a borrower of the Bank had likely participated in a fraud on the Bank and other banks.  On October 8, 2008, the Bank’s investigation of the fraud, loans and advances to the borrower, the collateral underlying the loan, and insurance coverage lead it to conclude that it is appropriate to establish a reserve for loan losses at September 30, 2008 of $1.8 million (approximately $1.1 million after taxes).

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime loans, management is concerned that developments over the past 18 months in the sub-prime mortgage market may have a ripple effect on residential real estate prices.  In addition, the current recessionary environment may strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past six years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management recognizes that low charge-off rates over the past several years reflect the formerly strong economic environment and are not indicative of likely losses over a full business cycle.  This observation, as well as the aforementioned concerns regarding the economic slowdown, has led management to the conclusion that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets remain reasonable.  Higher commodity prices as well as higher yields have created positive economic conditions for most farmers.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the aforementioned recession may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, is an area to be closely monitored by management in view of its stated concerns.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2008 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

Non-interest Income.  Non-interest income increased by $15.8 million, or 72.5%, to $37.7 million for fiscal 2008 from $21.9 million for fiscal 2007.  Fees earned on prepaid debit cards and other payment systems products and services were $34.6 million for fiscal 2008 as compared to $15.4 million for fiscal 2007.

Noninterest income in the prior year was impacted by a pre-tax gain of $3.3 million resulting from the sale of four branches in northwest Iowa.  Management performed an evaluation of whether the sale of the branches constituted discontinued operations, and concluded that the operations and cash flows of the branches sold were not discontinued operations.  Revenue and expenses of the entity, including the gain on sale, are, therefore, included in the appropriate income statement line items for all periods presented.

Non-interest Expense.  Non-interest expense increased by $24.8 million, or 67.3%, to $61.8 million for fiscal 2008 from $37.0 million for the same period in fiscal year 2007.

Compensation expense totaled $25.7 million for fiscal 2008 as compared to $18.2 million for fiscal 2007.  The increase represents the addition of management, client relations, product development, compliance and operations support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Many of the new employees at MPS and in IT are focused on developing and supporting new product lines and increasing market penetration of our payments systems products and services.  Management expects that payroll costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

Costs associated with the operational support of card-related products at MPS also increased.  Card processing expenses totaled $15.6 million for fiscal 2008 as compared to $6.4 million for fiscal 2007.  These expenses primarily stem from prepaid card programs managed by MPS.  Other card processing expense increases are attributable to settlement functions for value loading, card sales and anticipated growth of existing products.  Management expects that these costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

The Company’s occupancy and equipment expense also rose during fiscal year 2008 as compared to fiscal 2007, primarily driven by the addition of administrative office space in Sioux Falls, SD, and Omaha, NE, and a new branch/administrative office in downtown Des Moines, IA, as well as investment in computer hardware and software, primarily to support growth at MPS.  Occupancy and equipment expense for fiscal 2008 was $6.6 million compared to $4.0 million for fiscal 2007.  Management expects that occupancy and equipment costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

Income Tax Expense.  Income tax benefit from continuing operations for fiscal 2008 was $1.0 million, or an effective tax rate of 35.3%, compared to a tax expense of $1.2 million, or an effective tax rate of 48.3%, in fiscal 2007.  The change is due primarily to the decrease in net income before income tax expense (benefit).  The Company’s recorded income tax benefit was also impacted primarily by permanent differences between book and taxable income.

Discontinued Operations.  Income (loss) from discontinued operations was income of $1.9 million for fiscal 2008 compared to a loss of $141,000 for fiscal 2007.  The increase was primarily related to the gain on sale of MetaBank WC. See Note 2 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion on discontinued operations.

Comparison of Operating Results for the Years Ended

September 30, 2007 and September 30, 2006

General.  The Company’s income from continuing operations was $1.3 million, or $0.50 per diluted share, for the year ended September 30, 2007 compared to $3.4 million, or $1.34 per diluted share, for the year ended September 30, 2006.  Net income was $1.2 million, or $0.45 per diluted share, for the year ended September 30, 2007 compared to $3.7 million, or $1.46 per diluted share, for the year ended September 30, 2006.  Earnings in fiscal year 2007 were impacted by a large provision for loan losses related primarily to an impairment on a commercial loan relationship of $5.0 million related to fraud by the borrower and a gain on the sale of four branches in northwest Iowa of $3.3 million.  Earnings in fiscal year 2006 were impacted by non-recurring fee income of $2.6 million associated with a portfolio of purchased prepaid debit cards.

Net Interest Income.  Net interest income from continuing operations for the year ended September 30, 2007 increased by $2.3 million, or 12.5%, to $20.8 million from $18.5 million for the year ended September 30, 2006.  The increase in net interest income reflects a higher net interest margin, offset in part by a smaller average earning asset base.  Net interest margin increased 53 basis points to 3.38% in fiscal year 2007 from 2.85% in fiscal year 2006.  The improvement resulted primarily from the shift in the Company’s funding mix attributable to growth in non-interest-bearing deposits and decreases in higher costing certificates, public funds deposits, and wholesale borrowings.

The Company’s average earning assets decreased $33.1 million, or 5.1%, to $616.3 million during fiscal year 2007 from $649.5 million during fiscal year 2006.  The decrease is primarily the result of the decrease in the loan portfolio.  The Company’s yield on earning assets rose 26 basis points to 6.13% during fiscal year 2007 from 5.87% during fiscal year 2006.  The increase is the result primarily of increasing yields on the Company’s other investments.

The Company’s average total deposits and interest-bearing liabilities decreased $40.7 million, or 6.2%, to $616.7 million during fiscal year 2007 from $657.4 million during fiscal year 2006.  The decrease resulted mainly from a decrease in the Company’s interest-bearing deposits and wholesale borrowings.  Decreases in public funds deposits were more than offset by growth in non-interest bearing checking accounts.  The Company’s cost of total deposits and interest-bearing liabilities decreased 23 basis points during fiscal year 2007 to 2.75% during fiscal year 2007 from 2.98% during fiscal year 2006.  Despite an increasing interest rate environment in 2007, which drove the costs of certificates and money market deposits higher, the Company was able to limit the increase in its overall cost of funds by shifting its portfolio mix away from higher costing certificates, public funds deposits, and wholesale borrowings, into lower costing demand deposits.

Provision for Loan Losses.  In fiscal year 2007, the Company recorded a provision for loan losses of $3.2 million, compared to $311,000 for fiscal year 2006.  The reduction in the provision in 2006 relates in part to the Company’s settlement agreement with one of several participants in an auto-dealership related lending relationship.  Additionally, shrinkage in the Company’s loan portfolio during the year reduced the level of required loan loss allowances on the portfolio.  The relatively large provision in fiscal year 2007 is the primary reason that net interest income after provision for loan losses decreased by $551,000, from $18.2 million in fiscal 2006 to $17.6 million in fiscal year 2007.  For fiscal year 2007, the Company’s provision for loan losses of $3.2 million consisted of the impairment of a commercial lending relationship due to fraud by the borrower partially offset by a decrease in loans, a decrease in impaired loans and a $500,000 recovery of a fidelity bond claim payment by the Company’s insurance carrier.

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

Non-interest Income.  Non-interest income increased by $8.4 million, or 62.0%, to $21.9 million for the fiscal year 2007 from $13.5 million for fiscal year 2006.  Non-interest income in fiscal year 2007 was impacted by a gain on the sale of four branches in northwest Iowa of $3.3 million.  Non-interest income in the 2006 period was impacted by non-recurring pre-tax fee income of $2.6 million related to a purchased portfolio of prepaid debit cards.  Adjusting for these non-recurring items, non-interest income for fiscal year 2007 rose $7.6 million, or 69.4%, over the same period in the prior fiscal year primarily due to an increase in card fee income.  The majority of this growth is related to higher fee income earned on prepaid debit cards and other products and services offered by MPS.

Management performed an evaluation of whether the sale of the branches constituted discontinued operations, and concluded that the operations and cash flows of the branches sold were not discontinued operations.  Revenue and expenses of the entity, including the gain on sale, are, therefore, included in the appropriate income statement line items for all periods presented.

Non-interest Expense.  Non-interest expense increased by $10.4 million, or 38.7%, to $37.0 million for fiscal year 2007 from $26.6 million for fiscal year 2006.  Several factors contributed to this increase.  Compensation expense rose $5.4 million during the year, from $12.8 million in fiscal year 2006 to $18.2 million in fiscal year 2007.  The increase represents the addition of executive level management, client relations, compliance and operations support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Many of the new employees at MPS and in IT will be focused on developing new product lines and increasing market penetration of our payments systems products and services.

Costs associated with the processing of card-related products at MPS also increased during fiscal year 2007.  Card processing expense rose $3.4 million from $3.0 million in fiscal year 2006 to $6.4 million in fiscal year 2007 as a result of the significant growth in the division’s product lines.  These expenses stem primarily from MPS’ Simplexus® prepaid card product and other prepaid card programs managed by MPS.  Other card processing expense increases are attributable to settlement functions for value loading, card sales and anticipated growth of existing products.  Management expects that these costs will continue to increase as MPS issues more cards; however, it is anticipated that overall costs will increase less than revenues associated with these cards.

The Company’s occupancy and equipment expense also rose during fiscal year 2007, driven primarily by the addition of administrative office space in Sioux Falls and Omaha, as well as investment in computer hardware and software, primarily to support growth at MPS.  Occupancy and equipment expense for fiscal year 2007 was $4.0 million compared to $2.9 million in fiscal year 2006.

Income Tax Expense.  Income tax expense from continuing operations for fiscal year 2007 was $1.2 million, or an effective tax rate of 48.3%, compared to $1.7 million, or an effective tax rate of 33.0%, in fiscal year 2006.  The change is due primarily to the decrease in net income before income tax expense.  The Company’s recorded income tax expense was also impacted primarily by permanent differences between book and taxable income.

Discontinued Operations.  Income (loss) from discontinued operations was a loss of $141,000 for fiscal year 2007 compared to income of $309,000 for fiscal year 2006.  The decrease was primarily related to an increase in provision for loan losses in the amount of $703,000 as compared to the prior fiscal year.  See Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8

“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion on discontinued operations.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP.  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those related to the allowance for loan losses and asset impairment judgments including the recoverability of goodwill.

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, as well as the portion of this Management’s Discussion and Analysis section entitled “Asset Quality.”  Although management believes the levels of the allowance as of both September 30, 2008 and September 30, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.  See Notes 1 and 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Presented below, as of September 30, 2008 and 2007, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. As illustrated in the table below, at September 30, 2008, the Company was more exposed to a decline in market value in a rising interest rate environment compared to September 30, 2007.

Change in Interest Rate	Board Limit	At September 30, 2008		At September 30, 2007
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
(Dollars in Thousands)

+200 bp	(20)%	$(10,035)	(14)%	$606	(1)%
+100 bp	(10)	(4,739)	(7)	(221)	(1)
0	—	—	—	—	—
-100 bp	(10)	2,447	4	(545)	(1)
-200 bp	(20)	668	1	(3,226)	(4)

Certain shortcomings are inherent in the method of analysis presented in the table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, although management has estimated changes in the levels of prepayments and early withdrawal in these rate environments, such levels would likely deviate from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.

In addition to the NPV approach, the Company also reviews gap reports, which measure the differences in assets and liabilities repricing in given time periods, and net income simulations to assess its interest rate risk profile. Management reviews its interest rate risk profile on a quarterly basis.

Asset Quality

It is management’s belief, based on information available at fiscal year end, that the Company’s current asset quality is satisfactory. At September 30, 2008, nonperforming assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, foreclosed real estate, and repossessed consumer property, totaled $7.5 million, or 1.10% of total assets, compared to $2.6 million, or 0.38% of total assets, at September 30, 2007.  This increase primarily relates to one commercial operating loan of $4.6 million for which the Bank has set aside a $1.0 million reserve.

Impaired/non-accruing and restructured loans at September 30, 2008 totaled $7.5 million. There were no foreclosed real estate and repossessed assets at September 30, 2008.

The Company maintains an allowance for loan losses because of the potential that some loans may not be repaid in full. See Note 1 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. At September 30, 2008, the Company had an allowance for loan losses in the amount of $5.7 million as compared to $4.5 million at September 30, 2007.  Management’s periodic review of the adequacy of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall loan portfolio and is available for any loan charge-offs that may occur. As stated previously, there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company’s bank is subject to review by the OTS, which has the authority to require management to make changes to the allowance for loan losses.

In determining the allowance for loan losses, the Company specifically identifies loans that it considers to have potential collectibility problems. Based on criteria established by Statement of Financial Accounting Standards (SFAS) No. 114, some of these loans are considered to be “impaired” while others are not considered to be impaired, but possess weaknesses that the Company believes merit additional analysis in establishing the allowance for loan losses. All other loans are evaluated by applying estimated loss ratios to various pools of loans. The Company then analyzes other factors (such as economic conditions) in determining the aggregate amount of the allowance needed.

At September 30, 2008, $3.5 million of the allowance for loan losses was allocated to impaired loans, representing 22.2% of the related loan balances. See Note 5 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. $113,000 of the allowance was allocated to other identified problem loan situations, representing 1.4% of the related loan balances, and $2.1 million, representing 0.5% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and general economic conditions. At September 30, 2007, $1.5 million of the allowance for loan losses was allocated to impaired loans, representing 65.1% of the related loan balances. $639,000 was allocated to other identified problem loan situations, and $2.4 million was allocated against losses from the overall loan portfolio based on historical loss experience and general economic conditions.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions, and competition.

The Company relies on advertising, quality customer service, convenient locations, and competitive pricing to attract and retain its deposits and only solicits these deposits from its primary market area. Based on its experience, the Company believes that its consumer checking, savings, and money market accounts are relatively stable sources of deposits. The Company’s ability to attract and retain time deposits has been, and will continue to be, affected by market conditions. However, the Company does not foresee any significant funding issues resulting from the sensitivity of time deposits to such market factors.

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

MetaBank is required by regulation to maintain sufficient liquidity to assure its safe and sound operation. In the opinion of management, MetaBank is in compliance with this requirement.

Liquidity management is both a daily and long-term function of the Company’s management strategy. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) the projected availability of purchased loan products, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term government agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and other wholesale funding sources. The Company is not aware of any significant trends in the Company’s liquidity or its ability to borrow additional funds if needed.

The primary investing activities of the Company are the origination and purchase of loans and the purchase of securities. During the years ended September 30, 2008, 2007 and 2006, the Company originated loans totaling $726.2 million, $274.5 million, and $306.6 million, respectively. Purchases of loans totaled $55.3 million, $44.9 million, and $58.9 million during the years ended September 30, 2008, 2007 and 2006, respectively. During the years ended September 30, 2008, 2007 and 2006, the Company purchased mortgage-backed securities and other securities available for sale in the amount of $102.8 million, $13.2 million and $109,000, respectively.

At September 30, 2008, the Company had unfunded loan commitments of $57.4 million. See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K..  Certificates of deposit scheduled to mature in one year or less from September 30, 2008 totaled $81.5 million. Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2008 (Dollars in Thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Time deposits	$123,491	$81,484	$34,487	$7,520	$—
Long-term debt	137,373	96,373	30,000	2,500	8,500
Operating leases	12,038	1,642	3,068	2,735	4,593
Subordinate debentures
Issued to capital trust	10,310	—	—	—	10,310
Data processing services	1,342	610	732	—	—
Total	$284,554	$180,109	$68,287	$12,755	$23,403

During July 2001, the Company’s unconsolidated trust subsidiary, First Midwest Financial Capital Trust I, sold $10.0 million in floating rate cumulative preferred securities. Proceeds from the sale were used to purchase subordinated debentures of Meta Financial Group, which mature in the year 2031, and are redeemable at any time after five years. The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July

25, 2007. The Company used the proceeds for general corporate purposes. See Note 11 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K..

The Company and its banking subsidiary, MetaBank, met regulatory requirements for classification as well capitalized institutions. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The Company does not anticipate any significant changes to its capital structure.

On August 23, 2004, the Company announced that the Board of Directors had authorized the Company’s ESOP to purchase up to 40,000 shares of the Company’s stock through open market and privately negotiated transactions. The ESOP stock purchase was completed on April 18, 2005 at a total cost of $897,000.  At September 30, 2008, the ESOP held no unallocated shares.

The payment of dividends and repurchase of shares has the effect of reducing stockholders’ equity. Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios.

Off-Balance Sheet Financing Arrangements

For discussion of the Company’s off-balance sheet financing arrangements, see Note 16 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Depending on the extent to which the commitments or contingencies described in Note 16 occur, the effect on the Company’s capital and net income could be significant.

Other Matters

The Company utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division. MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards. The Bank believes the amount in question to be approximately $2.0 million and the processor has notified its insurer. The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and have additionally notified the Bank that they are sufficiently insured for such events. In addition, the Bank has given notice to its own insurer. As a result, the Bank does not presently anticipate any loss with respect to this event. As of the date of this filing, the Bank has been advised that the insurance claims filed by its third parties are still pending. The Company has made demand for payment and has filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Annual Report have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, virtually all the assets and liabilities of the Company are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

Impact of New Accounting Standards

In June 2006 the FASB issued FASB Interpretation No. 48, (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 was effective for the Company on October 1, 2007.  As a result of the adoption and implementation of FIN No. 48, the Company determined that no liability for unrecognized tax benefits existed at October 1, 2007.  There have been no changes to this amount during fiscal 2008.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion - 1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue No. 06-04 is effective for the Company beginning October 1, 2008 and will not have an impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the FASB issued Statement No. 157, (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company beginning October 1, 2008 and adoption of SFAS No. 157 will not have a material impact on the Company’s financial position, results of operation or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting principles. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning October 1, 2008 and adoption of SFAS No. 159 will not have a material impact on the Company’s financial position, results of operation or cash flows.

At its March 2007 meeting, the EITF reached a final consensus on Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. A consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion

No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for the Company beginning October 1, 2008, including interim periods within those fiscal years, with early application permitted. Issue No. 06-10 will not have an impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS No. 141R”).  SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R is effective July 1, 2009.  The Company is currently evaluating the impact that the Statement will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”) which is effective for the Company beginning July 1, 2009.  SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries in the same way—as equity in the consolidated financial statements. The Company does not currently have any noncontrolling interest in the consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).   SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company will adopt SFAS 161 effective January 1, 2009.  Management has reviewed SFAS No. 161 and does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. SFAS No. 162 provides for slight modifications to the current hierarchy in place by adding FASB Staff Positions, Statement No. 133 Implementation Issues and EITF D-Topics to it. The Company will adopt SFAS No. 162 effective November 15, 2008.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

As stated above, the Company derives a portion of its income from the excess of interest collected over interest paid. The rates of interest the Company earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, the Company’s results of operations, like those of most financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities. The risk associated with changes in interest rates and the Company’s ability to adapt to these changes is known as interest rate risk and is the Company’s only significant “market” risk.

The Company monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and risk policies established by the Board of Directors, and in order to preserve shareholder value. In monitoring interest rate risk, the Company analyzes assets and liabilities based on characteristics including size, coupon rate, repricing frequency, maturity date, and likelihood of prepayment.

If the Company’s assets mature or reprice more rapidly or to a greater extent than its liabilities, then net portfolio value and net interest income would tend to increase during periods of rising rates and decrease during periods of falling interest rates. Conversely, if the Company’s assets mature or reprice more slowly or to a lesser extent than its liabilities, then net portfolio value and net interest income would tend to decrease during periods of rising interest rates and increase during periods of falling interest rates.

The Company currently focuses lending efforts toward originating and purchasing competitively priced adjustable-rate and fixed-rate loan products with short to intermediate terms to maturity, generally 5 years or less. This theoretically allows the Company to maintain a portfolio of loans that will have relatively little sensitivity to changes in the level of interest rates, while providing a reasonable spread to the cost of liabilities used to fund the loans.

The Company’s primary objective for its investment portfolio is to provide a source of liquidity for the Company. In addition, the investment portfolio may be used in the management of the Company’s interest rate risk profile. The investment policy generally calls for funds to be invested among various categories of security types and maturities based upon the Company’s need for liquidity, desire to achieve a proper balance between minimizing risk while maximizing yield, the need to provide collateral for borrowings, and to fulfill the Company’s asset/liability management goals.

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio, and due to the relatively short-term nature of its borrowed funds. The Company’s growing portfolio of low- or no-cost deposits provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compresses the Company’s net interest margin. As a result of the Company’s new interest rate risk exposure in this regard, the Company has elected not to enter in to any new longer term wholesale borrowings, and generally has not emphasized longer term time deposit products.

The Board of Directors and relevant government regulations establish limits on the level of acceptable interest rate risk at the Company, to which management adheres. There can be no assurance, however, that, in the event of an adverse change in interest rates, the Company’s efforts to limit interest rate risk will be successful.

Item 8.                    Consolidated Financial Statements and Supplementary Data

                                                                KPMG LLP

                                                                2500 Ruan Center

                                                                666 Grand Avenue

                                                                Des Moines, IA 50309

Independent Auditors’ Report

Audit Committee

Meta Financial Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Meta Financial Group, Inc. and subsidiaries as of September 30, 2007, were audited by other auditors whose report thereon dated January 7, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2008, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

December 12, 2008

KPMG LLP, a U.S. limited liability partnership, is the U.S.

member firm of KPMG International, a Swiss cooperative.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	September 30, 2008	September 30, 2007

Cash and due from banks	$2,963	$1,210
Interest-bearing deposits in other financial institutions	—	10,110
Total cash and cash equivalents	2,963	11,320
Federal funds sold	5,188	75,000
Investment securities available for sale	19,711	25,960
Mortgage-backed securities available for sale	184,123	132,741
Loans receivable - net of allowance for loan losses of $5,732 at September 30, 2008 and $4,493 at September 30, 2007	427,928	355,612
Federal Home Loan Bank stock, at cost	8,092	4,015
Accrued interest receivable	4,497	4,189
Bond insurance receivable	6,098	—
Premises, furniture, and equipment, net	21,992	19,707
Bank-owned life insurance	12,758	12,261
Assets related to discontinued operations, held for sale	—	35,770
Goodwill	2,206	1,508
MPS accounts receivable	50,046	1,748
Other assets	11,654	6,249

Total assets	$757,256	$686,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$355,020	$260,098
Interest-bearing checking	15,029	14,600
Savings deposits	9,394	10,265
Money market deposits	43,038	81,292
Time certificates of deposit	123,491	156,723
Total deposits	545,972	522,978
Advances from Federal Home Loan Bank	132,025	68,000
Securities sold under agreements to repurchase	5,348	224
Subordinated debentures	10,310	10,310
Accrued interest payable	578	842
Contingent liability	4,293	—
Liabilities related to discontinued operations, held for sale	—	30,949
Accrued expenses and other liabilities	11,923	4,679
Total liabilities	710,449	637,982

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,601,103 and 2,589,717 shares outstanding at September 30, 2008 and September 30, 2007, respectively	30	30
Additional paid-in capital	23,058	21,958
Retained earnings - substantially restricted	35,516	36,805
Accumulated other comprehensive (loss)	(5,022)	(3,345)
Unearned Employee Stock Ownership Plan shares	—	(377)
Treasury stock, 356,896 and 368,282 common shares, at cost, at September 30, 2008 and September 30, 2007, respectively	(6,775)	(6,973)
Total shareholders’ equity	46,807	48,098

Total liabilities and shareholders’ equity	$757,256	$686,080

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,
	2008	2007	2006

Interest and dividend income:
Loans receivable, including fees	$25,909	$25,584	$27,948
Mortgage-backed securities	8,484	5,500	6,185
Other investments	3,025	6,690	3,979
	37,418	37,774	38,112
Interest expense:
Deposits	7,758	11,664	12,756
FHLB advances and other borrowings	5,657	5,303	6,855
	13,415	16,967	19,611
Net interest income	24,003	20,807	18,501
Provision for loan losses	2,715	3,168	311
Net interest income after provision for loan losses	21,288	17,639	18,190
Non-interest income:
Card fees	34,634	15,375	10,821
Gain on sale of branch office	—	3,331	—
Deposit fees	833	885	852
Loan fees	777	580	446
Gain on sale of securities available for sale, net	24	496	—
Gain on sale of membership equity interests, net	543	—	—
Bank-owned life insurance income	498	436	555
Other income	387	755	821
	37,696	21,858	13,495
Non-interest expense:
Compensation and benefits	25,731	18,248	12,794
Card processing expense	15,630	6,377	2,986
Occupancy and equipment expense	6,619	4,003	2,932
Legal and consulting expense	3,386	2,965	3,021
Marketing	1,250	797	712
Data processing expense	1,248	911	628
Other expense	7,956	3,657	3,567
	61,820	36,958	26,640
Income (loss) from continuing operations before income tax expense (benefit)	(2,836)	2,539	5,045
Income tax expense (benefit) from continuing operations	(1,002)	1,227	1,666

Income (loss) from continuing operations	(1,834)	1,312	3,379
Gain on sale from discontinued operations before taxes	2,309	—	—
Income (loss) from discontinued operations before taxes	76	(394)	458
Income tax expense (benefit) from discontinued operations	500	(253)	149
Income (loss) from discontinued operations	1,885	(141)	309

Net income	$51	$1,171	$3,688

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.71)	$0.52	$1.36
Income (loss) from discontinued operations	0.73	(0.06)	0.12
Net income	$0.02	$0.46	$1.48

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.70)	$0.50	$1.34
Income (loss) from discontinued operations	0.72	(0.05)	0.12
Net income	$0.02	$0.45	$1.46

Dividends declared per common share:	$0.52	$0.52	$0.52

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Year Ended September 30,
	2008	2007	2006

Net income	$51	$1,171	$3,688

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	(2,698)	1,422	(2,186)
Gains realized in net income	24	496	—
	(2,674)	1,918	(2,186)
Deferred income tax effect	(997)	715	(819)
Total other comprehensive income (loss)	(1,677)	1,203	(1,367)
Total comprehensive income (loss)	$(1,626)	$2,374	$2,321

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2006, 2007, and 2008

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated other Comprehensive (Loss), Net of Tax	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Shareholders’ Equity

Balance, September 30, 2005	$30	$20,647	$34,557	$(3,181)	$(825)	$(8,269)	$42,959

Cash dividends declared on common stock ($.52 per share)	—	—	(1,292)	—	—	—	(1,292)

Issuance of 18,712 common shares from treasury stock due to exercise of stock options	—	(156)	—	—	—	429	273

Issuance of 3,667 common shares from treasury stock due to issuance of nonvested shares	—	(44)	—	—	—	44	—

Stock compensation	—	481	—	—	—	—	481

14,500 common shares committed to be released under the ESOP	—	41	—	—	316	—	357

Change in net unrealized losses on securities available for sale, net	—	—	—	(1,367)	—	—	(1,367)

Net income for year ended September 30, 2006	—	—	3,688	—	—	—	3,688

Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Cash dividends declared on common stock ($.52 per share)	—	—	(1,319)	—	—	—	(1,319)

Issuance of 55,350 common shares from treasury stock due to exercise of stock options	—	(130)	—	—	—	823	693

Stock compensation	—	1,117	—	—	—	—	1,117

5,750 common shares committed to be released under the ESOP	—	2	—	—	132	—	134

Change in net unrealized losses on securities available for sale, net	—	—	—	1,203	—	—	1,203

Net income for year ended September 30, 2007	—	—	1,171	—	—	—	1,171

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.52 per share)	—	—	(1,340)	—	—	—	(1,340)

Issuance of 11,386 common shares from treasury stock due to exercise of stock options	—	1	—	—	—	198	199

Stock compensation	—	901	—	—	—	—	901

16,562 common shares committed to be released under the ESOP	—	198	—	—	377	—	575

Change in net unrealized losses on securities available for sale, net	—	—	—	(1,677)	—	—	(1,677)

Net income for year ended September 30, 2008	—	—	51	—	—	—	51

Balance, September 30, 2008	$30	$23,058	$35,516	$(5,022)	$—	$(6,775)	$46,807

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Years Ended September 30,
	2008	2007	2006

Cash flows from operating activities:
Net income	$51	$1,171	$3,688
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Effect of contribution to employee stock ownership plan	575	134	357
Depreciation, amortization and accretion, net	3,204	2,580	3,025
Provision for loan losses	2,715	3,168	311
(Gain) on sale of branches	—	(3,331)	—
(Gain) on sale of investments available for sale, net	(24)	(496)	—
(Gain) on sale of membership equity interests, net	(543)	—	—
(Gain) on sale of other	(81)	(71)	(64)
Net change in accrued interest receivable	(308)	(127)	(176)
Net change in other assets	(25,001)	(2,410)	(2,264)
Net change in accrued interest payable	(264)	(53)	31
Net change in accrued expenses and other liabilities	(19,412)	649	3,295
Net cash (used in) provided by operating activities-continuing operations	(39,088)	1,214	8,203
Net cash provided by operating activities-discontinued operations	6,029	453	1,111
Net cash (used in) provided by operating activities	(33,059)	1,667	9,314

Cash flow from investing activities:
Purchase of securities available for sale	(102,790)	(13,216)	(109)
Net change in federal funds sold	69,812	(75,000)	—
Proceeds from sales of securities available for sale	16,990	1,098	—
Net change in securities purchased under agreement to resell	—	5,891	31,622
Proceeds from maturities and principal repayments of securities available for sale	37,355	27,089	38,263
Loans purchased	(55,290)	(44,912)	(58,929)
Net change in loans receivable	(19,961)	52,830	107,707
Proceeds from sales of foreclosed real estate	596	318	4,281
Cash transferred to buyer on sale of branch	—	(33,665)	—
Net change in FHLB stock	(4,077)	1,038	2,419
Proceeds from the sale of premises and equipment	105	18	—
Purchase of premises and equipment	(5,195)	(4,758)	(3,762)
Other, net	1,283	—	—
Net cash (used in) provided by investing activities-continuing operations	(61,172)	(83,269)	121,492
Net cash provided by investing activities-discontinued operations	17,598	11,664	5,921
Net cash (used in) provided by investing activities	(43,574)	(71,605)	127,413

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	56,226	37,562	77,642
Net change in time deposits	(33,232)	(15,882)	(49,731)
Net change in advances from Federal Home Loan Bank	64,025	(21,300)	(57,250)
Net change in securities sold under agreements to repurchase	5,124	(14,955)	(5,328)
Cash dividends paid	(1,340)	(1,319)	(1,291)
Stock compensation	901	1,117	481
Proceeds from exercise of stock options	199	540	187
Net cash provided by (used in) financing activities-continuing operations	91,903	(14,237)	(35,290)
Net cash (used in) financing activities-discontinued operations	(33,210)	(4,275)	(6,454)
Net cash provided by (used in) financing activities	58,693	(18,512)	(41,744)

Net change in cash and cash equivalents	(17,940)	(88,450)	94,983

Cash and cash equivalents at beginning of period	20,903	109,353	14,370
Cash and cash equivalents at end of period	$2,963	$20,903	$109,353

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Con’t.)
(Dollars in Thousands)

	For the Years Ended September 30,
	2008	2007	2006

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$14,277	$18,319	$20,912
Income taxes	470	570	1,689

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$278	$318	$50
Cash received on sale of commercial bank	8,224	—	—

Sale of Branches:
Assets disposed of:
Loans	$—	$(2,223)	$—
Accrued interest receivable	—	(14)	—
Premises and equipment	—	(130)	—
Liabilities assumed by buyer:
Non-interest bearing demand, NOW, savings and money market deposits	—	11,141	—
Time deposits	—	28,030	—
Other liabilities	—	192	—
(Gain) on sale of branches, net	—	(3,331)	—
Cash paid upon sale of branches	$—	$33,665	$—

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Meta Financial Group, Inc. (the “Company”), a unitary savings and loan holding company located in Storm Lake, Iowa, and its wholly owned subsidiaries which include MetaBank (the “Bank”), a federally chartered savings bank whose primary federal regulator is the Office of Thrift Supervision, First Services Financial Limited and Brookings Service Corporation, which offer noninsured investment products, and Meta Trust Company®, which offers various trust services.  The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities.  The Trust is not included in the consolidated financial statements of the Company.  All significant intercompany balances and transactions have been eliminated.  The results of discontinued operations have been reported separately in the consolidated financial statements and the previously reported financial statements have been reclassified.

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION

The primary source of income for the Company is interest from the purchase or origination of consumer, commercial, agricultural, commercial real estate, and residential real estate loans.  Additionally, a significant source of income for the Company relates to payment processing services for prepaid debit cards, ATM sponsorship, and other money transfer systems and services.  The Company accepts deposits from customers in the normal course of business primarily in northwest and central Iowa and eastern South Dakota and on a national basis for the MPS division.  The Company operates in the banking industry, which accounts for the majority of its revenues and assets. The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the management approach model, the Company has determined that its business is comprised of two reporting segments.

Assets held in trust or fiduciary capacity are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain significant estimates include the allowance for loan losses, the valuation of goodwill and the fair values of securities and other financial instruments.  These estimates are reviewed by management regularly; however, they are particularly susceptible to significant changes in the future.

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, deposit transactions, securities sold under agreements to repurchase, and Federal Home Loan Bank of Des Moines (“FHLB”) advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was $1.1 million and $0 at September 30, 2008 and 2007, respectively. The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the Federal Reserve Bank, and other private institutions.  At September 30, 2008 the Company had no interest bearing deposits held at the FHLB. At September 30, 2008 the Company had $5.2 million of federal funds sold at several private institutions. The Company does not believe these carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Securities purchased under agreement to resell generally mature or reprice within one week and are carried at cost.

SECURITIES

The Company classifies all securities as available for sale.  Available for sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available for sale securities are reported at fair value, with net unrealized gains and losses reported as other comprehensive income or loss as a separate component of shareholders’ equity, net of tax.

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operations at the time of sale.  Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security using the level yield method, is included in income as earned.

Declines in the fair value of individual securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

LOANS RECEIVABLE

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances reduced by the allowance for loan losses and any deferred fees or costs on originated loans.

Interest income on loans is accrued over the term of the loans based upon the amount of principal outstanding except when serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued.  Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method.

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS

MetaBank regularly sells residential mortgage loans to others on a non-recourse basis.  Sold loans are not included in the consolidated financial statements.  MetaBank generally retains the right to service the sold loans for a fee.  At September 30, 2008 and 2007, MetaBank was servicing loans for others with aggregate unpaid principal balances of $28.7 million and $29.6 million, respectively.

ALLOWANCE FOR LOAN LOSSES

Because some loans may not be repaid in full, an allowance for loan losses is recorded. The allowance for loan losses is increased by a provision for loan losses charged to expense and decreased by charge-offs (net of recoveries). Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms.  Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses.

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified either as doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers loans not considered impaired and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Smaller-balance homogeneous loans are evaluated for impairment in total.  Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, manufactured homes, home equity and second mortgage loans.  Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment.  When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 90 days or more.  Non-Accrual loans are often also considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

Real estate properties and repossessed assets acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of cost or fair value less selling costs at the date of foreclosure, establishing a new cost basis.  Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses.  Valuations are periodically performed by management and valuation allowances are increased through a charge to income for reductions in fair value or increases in estimated selling costs.

INCOME TAXES

The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

MetaBank adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), as of October 1, 2007.  The Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination.  For tax positions not meeting the more likely than not test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

PREMISES, FURNITURE, AND EQUIPMENT

Land is carried at cost.  Buildings, furniture, fixtures, leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization computed principally by using the straight-line method over the estimated useful lives of the assets, which range from 15 to 39 years for buildings, 5 to 20 years for leasehold improvements and 3 to 7 years for furniture, fixtures and equipment.  These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

BANK-OWNED LIFE INSURANCE

Bank-owned life insurance represents the cash surrender value of investments in life insurance contracts.  Earnings on the contracts are based on the earnings on the cash surrender value, less mortality costs.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company accounts for its employee stock ownership plan (ESOP) in accordance with AICPA Statement of Position (SOP) 93-6.  Under SOP 93-6, the cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated balance sheets as a reduction of shareholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.

GOODWILL

Goodwill is not amortized but is subject to an impairment test at least annually or more often if conditions indicate a possible impairment.

ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations are carried at the lower of cost or estimated market value in the aggregate.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company enters into sales of securities under agreements to repurchase with primary dealers only, which provide for the repurchase of the same security.  Securities sold under agreements to repurchase identical securities are collateralized by assets which are held in safekeeping in the name of the Bank or by the dealers who arranged the transaction.  Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase such securities are reflected as a liability.  The securities underlying the agreements remain in the asset accounts of the Company.

REVENUE RECOGNITION

Interest revenue from loans and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan or investment. Income from service and other customer charges is recognized as earned. Card fee revenue within the MPS division is recognized as services are performed and service charges are earned in accordance with the terms of the various programs.

EARNINGS PER COMMON SHARE (EPS)

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated ESOP shares are considered outstanding for earnings per common share calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  Diluted EPS shows the dilutive effect of additional potential common shares issuable under stock option plans.  EPS, both basic and diluted, have been computed on a continuing and discontinued operations basis.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes the net change in net unrealized gains and losses on securities available for sale, net of reclassification adjustments and tax effects, and is recognized as a separate component of shareholders’ equity.

STOCK COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using a modified prospective application.  Prior to that date, the Company accounted for stock option awards under APB Opinion No. 25, Accounting for Stock Issued to Employees.  In accordance with SFAS No. 123(R), compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The recording of such compensation expense began on October 1, 2005 for shares not yet vested as of that date and for all new grants subsequent to that date.  Prior years’ results have not been restated.  The exercise price of options or fair value of nonvested shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date.  The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock based incentive awards has been negligible.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods’ consolidated financial statements to present them on a basis comparable within the current period’s consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006 the FASB issued FASB Interpretation No. 48, (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 was effective for the Company on October 1, 2007.  As a result of the adoption and implementation of FIN No. 48, the Company determined that no liability for unrecognized tax benefits existed at October 1, 2007.  There have been no changes to this amount during fiscal 2008.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion - 1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan.  Issue No. 06-04 is effective for the Company beginning October 1, 2008 and will not have an impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the FASB issued Statement No. 157, (“SFAS No. 157”), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for the Company beginning October 1, 2008 and adoption of SFAS No. 157 will not have a material impact on the Company’s financial position, results of operation or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting principles. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company beginning October 1, 2008 and adoption of SFAS No. 159 will not have a material impact on the Company’s financial position, results of operation or cash flows.

At its March 2007 meeting, the EITF reached a final consensus on Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  A consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for the Company beginning October 1, 2008, including interim periods within those fiscal years, with early application permitted.  Issue No. 06-10 will not have an impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS No. 141R”).  SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements.  SFAS No. 141R is effective July 1, 2009.  The Company is currently evaluating the impact that the Statement will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”) which is effective for the Company beginning July 1, 2009.  SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries in the same way—as equity in the consolidated financial statements.  The Company does not currently have any noncontrolling interest in the consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The Company will adopt SFAS 161 effective January 1, 2009.  Management has reviewed SFAS No. 161 and does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. SFAS No. 162 provides for slight modifications to the current hierarchy in place by adding FASB Staff Positions, Statement No. 133 Implementation Issues and EITF D-Topics to it. The Company will adopt SFAS No. 162 effective November 15, 2008.

NOTE 2.  DISCONTINUED BANK OPERATIONS

Sale of MetaBank West Central

On November 29, 2007, the Company entered into an agreement to sell MetaBank WC.  MetaBank WC has three branch offices in Stuart, Casey, and Menlo, Iowa.  MetaBank WC is a state chartered commercial bank whose primary federal regulator is the Federal Reserve Bank of Chicago.  On March 28, 2008 the Company consummated the sale of MetaBank WC to Anita Bancorporation (Iowa).  The transaction involved the sale of the stock of MetaBank WC for approximately $8.2 million and generated a pre-tax gain on sale of $2.3 million.  The activity related to Meta Bank WC is accounted for as discontinued operations.

Activities related to discontinued bank operations have been recorded separately with current and prior period amounts reclassified as assets and liabilities related to discontinued operations on the consolidated statements of financial condition and as discontinued operations on the consolidated statements of operations and consolidated statement of cash flows. The notes to the consolidated financial statements have also been adjusted to eliminate the effect of discontinued bank operations.

Presented below are condensed financial statements for MetaBank WC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - DISCONTINUED OPERATIONS

September 30,	2008	2007
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$—	$9,583
Investments and mortgage-backed securities, available for sale	—	11,658
Loans receivable, net	—	9,599
Other assets	—	4,930
Total assets related to discontinued operations	$—	$35,770

LIABILITIES

LIABILITIES
Deposits	$—	$24,610
Other borrowings	—	6,300
Other liabilities	—	39
Total liabilities related to discontinued operations	$—	$30,949

CONDENSED STATEMENTS OF OPERATIONS FOR DISCONTINUED OPERATIONS

	March 28, 2008	September 30, 2007	September 30, 2006
	(Dollars in Thousands)

Interest income	$776	$2,221	$2,466
Interest expense	515	1,305	1,331
Net interest income	261	916	1,135
Provision for loan losses	(57)	627	(76)
Net interest income after provision for loan losses	318	289	1,211
Noninterest income	2,441	216	233
Noninterest expense	374	899	986
Net income (loss) before income tax expense	2,385	(394)	458
Income tax expense (benefit)	500	(253)	149
Net income (loss) from discontinued operations	$1,885	$(141)	$309

NOTE 3.  EARNINGS PER COMMON SHARE (EPS)

A reconciliation of the income (loss) and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2008, 2007 and 2006 is presented below.

	2008	2007	2006
	(Dollars in Thousands, Except Share and Per Share Data)

Earnings (Loss)
Income (loss) from continuing operations	$(1,834)	$1,312	$3,379
Discontinued operations, net of tax	1,885	(141)	309

Net income	$51	$1,171	$3,688

Basic EPS
Weighted average common shares outstanding	2,595,587	2,550,193	2,511,754
Less weighted average unallocated ESOP and nonvested shares	(19,827)	(25,213)	(27,949)
Weighted average common shares outstanding	2,575,760	2,524,980	2,483,805

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.71)	$0.52	$1.36
Discontinued operations, net of tax	0.73	(0.06)	0.12

Net income	$0.02	$0.46	$1.48

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,575,760	2,524,980	2,483,805
Add dilutive effect of assumed exercises of stock options, net of tax benefits	57,204	92,916	38,052
Weighted average common and dilutive potential common shares outstanding	2,632,964	2,617,896	2,521,857

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.70)	$0.50	$1.34
Discontinued operations, net of tax	0.72	(0.05)	0.12

Net income	$0.02	$0.45	$1.46

Stock options totaling 127,907, 26,682, and 99,355 were not considered in computing diluted earnings per common share for the years ended September 30, 2008, 2007, and 2006, respectively, because they were not dilutive.

NOTE 4.  SECURITIES

Year end securities available for sale were as follows:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2008	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$25,795	$25	$(7,646)	$18,174
Obligations of states and political subdivisions	1,534	17	(14)	1,537
Mortgage-backed securities	184,515	478	(870)	184,123
Total debt securities	$211,844	$520	$(8,530)	$203,834

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2007	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$26,784	$172	$(2,546)	$24,410
Obligations of states and political subdivisions	1,534	17	(1)	1,550
Mortgage-backed securities	135,432	76	(2,767)	132,741
Total debt securities	$163,750	$265	$(5,314)	$158,701

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2008 and 2007 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2008	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$425	$(75)	$17,224	$(7,571)	$17,649	$(7,646)
Obligations of states and political subdivisions	419	(14)	—	—	419	(14)
Mortgage-backed securities	115,225	(870)	26	—	115,251	(870)
Total debt securities	$116,069	$(959)	$17,250	$(7,571)	$133,319	$(8,530)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2007	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$—	$—	$22,238	$(2,546)	$22,238	$(2,546)
Obligations of states and political subdivisions	432	(1)	—	—	432	(1)
Mortgage-backed securities	4,082	(33)	121,102	(2,734)	125,184	(2,767)
Total debt securities	$4,514	$(34)	$143,340	$(5,280)	$147,854	$(5,314)

As of September 30, 2008, the investment portfolio included 6 securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2008.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

The amortized cost and fair value of debt securities by contractual maturity are shown below.  Certain securities have call features which allow the issuer to call the security prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	AMORTIZED	FAIR
September 30, 2008	COST	VALUE
	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	644	658
Due after five years through ten years	890	879
Due after ten years	25,795	18,174
	27,329	19,711
Mortgage-backed securities	184,515	184,123
Total debt securities	$211,844	$203,834

Activities related to the sale of securities available for sale are summarized below.

	2008	2007	2006
	(Dollars in Thousands)

Proceeds from sales	$16,990	$1,098	$—
Gross gains on sales	24	496	—

NOTE 5.  LOANS RECEIVABLE, NET

Year end loans receivable were as follows:

September 30,	2008	2007
	(Dollars in Thousands)

One to four family residential mortgage loans	$56,362	$45,407
Commercial and multi-family real estate loans	222,651	169,877
Agricultural real estate loans	30,046	16,582
Consumer loans	49,329	36,763
Commercial business loans	44,972	58,705
Agricultural business loans	31,153	33,143
Total Loans Receivable	434,513	360,477

Less:
Allowance for loan losses	(5,732)	(4,493)
Undisbursed portion of loans in process	(693)	(254)
Net deferred loan origination fees	(160)	(118)
Total Loans Receivable, Net	$427,928	$355,612

Annual activity in the allowance for loan losses was as follows:

Year ended September 30,	2008	2007	2006
	(Dollars in Thousands)

Beginning balance	$4,493	$6,391	$6,793
Provision for loan losses	2,715	3,168	311
Recoveries	73	549	329
Charge offs	(1,549)	(5,615)	(1,042)
Ending balance	$5,732	$4,493	$6,391

Virtually all of the Company’s originated loans are to Iowa- and South Dakota-based individuals and organizations.  The Company’s purchased loans totaled $38.6 million at September 30, 2008, which were secured by properties located, as a percentage of total loans, as follows: 4% in Iowa, 2% in Washington, 1% each in Colorado, Florida, and Oregon, and the remaining 1% in eleven other states.

The Company originates and purchases commercial real estate loans.  These loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production.  The Company’s commercial real estate loans include $16.3 million of loans secured by hotel properties and $44.2 million of multi-family properties at September 30, 2008.  The Company’s commercial real estate loans include $19.4 million of loans secured by hotel properties and $21.8 million of multi-family properties at September 30, 2007.  The remainder of the commercial real estate portfolio is diversified by industry.  The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Impaired loans, which include non-accrual loans, were as follows:

Year ended September 30,	2008	2007
	(Dollars in Thousands)

Year-end impaired loans with no allowance for loan losses allocated	$—	$—
Year-end impaired loans with allowance for loan losses allocated	15,908	2,270
Amount of the allowance allocated to impaired loans	3,540	1,478
Average of impaired loans during the year	6,512	4,536

Interest income and cash interest collected on impaired loans was not material during the years ended September 30, 2008 and 2007.

Non-Accruing loans were $2.8 million and $2.1 million at September 30, 2008 and 2007, respectively.  Accruing loans delinquent 90 days or more were $4.6 million at September 30, 2008.  There were no accruing loans delinquent 90 days or more at September 30, 2007.

NOTE 6.  LOAN SERVICING

Loans serviced for others are not reported as assets.  The unpaid principal balances of these loans at year end were as follows:

	2008	2007
	(Dollars in Thousands)

Mortgage loan portfolios serviced for FNMA	$18,669	$20,422
Other	10,029	9,192
	$28,698	$29,614

NOTE 7.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Year end premises and equipment were as follows:

September 30,	2008	2007
	(Dollars in Thousands)

Land	$2,689	$2,751
Buildings	14,174	14,384
Furniture, fixtures, and equipment	16,025	10,928
	32,888	28,063
Less accumulated depreciation	(10,896)	(8,356)
	$21,992	$19,707

Depreciation expense of premises, furniture, and equipment included in occupancy and equipment expense was approximately $2.8 million, $1.8 million, and $1.2 million for the years ended September 30, 2008, 2007, and 2006, respectively.

NOTE 8.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $100,000 or more were approximately $26.7 million and $35.7 million at September 30, 2008, and 2007, respectively.

At September 30, 2008, the scheduled maturities of time certificates of deposits were as follows for the years ending:

September 30,
(Dollars in Thousands)

2009	$81,484
2010	26,323
2011	8,164
2012	4,028
2013	3,492
Total Certificates	$123,491

NOTE 9.  ADVANCES FROM THE FEDERAL HOME LOAN BANK

At September 30, 2008, the Company’s advances from the FHLB had fixed rates ranging from 2.19% to 7.02% with a weighted average rate of 3.67%.  The scheduled maturities of FHLB advances were as follows for the years ending:

September 30,
(Dollars in Thousands)

2009	$71,000
2010	19,000
2011	11,000
2012	—
2013	2,500
Thereafter	8,500
Total FHLB Advances	$112,000

The Company had one advance in the amount of $8.7 million, with a weighted average fixed rate of 6.19%, carrying a quarterly call provision, whereby the FHLB can elect to accelerate the maturity of this borrowing.  This advance is shown in the above table at its stated maturity date, which is 2009. The Company also had $20.0 million in overnight federal funds purchased from the FHLB at a rate of 1.66%.

As of September 30, 2007, the Company’s advances from the FHLB totaled $68.0 million and carried a weighted average rate of 5.43%.

The Bank has executed blanket pledge agreements whereby the Bank assigns, transfers, and pledges to the FHLB and grants to the FHLB a security interest in all mortgage collateral and securities collateral.  The Bank has the right to use, commingle, and dispose of the collateral it has assigned to the FHLB.  Under the agreement, the Bank must maintain “eligible collateral” that has a “lending value” at least equal to the “required collateral amount,” all as defined by the agreement.

At year end 2008, and 2007, the Bank pledged securities with fair values of approximately $82.1 million and $46.6 million, respectively, against specific FHLB advances.  In addition, qualifying mortgage loans of approximately $43.3 million, and $31.8 million were pledged as collateral at September 30, 2008 and 2007, respectively.

NOTE 10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled approximately $5.3 million and $224,000 at September 30, 2008 and 2007, respectively.

An analysis of securities sold under agreements to repurchase follows:

September 30,	2008	2007
	(Dollars in Thousands)

Highest month-end balance	$51,439	$15,470
Average balance	9,794	6,462
Weighted average interest rate for the year	3.00%	3.37%
Weighted average interest rate at yearend	1.23%	5.16%

The Company pledged securities with fair values of approximately $18.6 million at September 30, 2008, as collateral for securities sold under agreements to repurchase.  There were no securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2007.

NOTE 11.  SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

Subordinated debentures are due to First Midwest Financial Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company.  The debentures were issued in 2001 in conjunction with the Trust’s issuance of 10,000 shares of Trust Preferred Securities.  The debentures bear the same interest rate and terms as the trust preferred securities.  The debentures are included on the balance sheet as liabilities.

The Company issued all of the 10,000 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely subordinated debt securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75% (7.73% at September 30, 2008 and 9.06% at September 30, 2007), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2007.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture agreement.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the trusts are not included as a component of shareholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

NOTE 12.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees who have 1,000 hours of employment with the Bank, have worked one year at the Bank and who have attained age 21.  The ESOP has borrowed money from the Company to purchase shares of the Company’s common stock.  Shares purchased by the ESOP are held in suspense for allocation among participants as the loan is repaid.  ESOP expense of $375,000, $134,000 and $357,000 was recorded for the years ended September 30, 2008, 2007 and 2006, respectively.  Contributions of $376,000, $132,000 and $316,000 were made to the ESOP during the years ended September 30, 2008, 2007 and 2006, respectively.  During the year ended September 30, 2008 the ESOP made its final principal payment to the Company.

Contributions to the ESOP and shares released from suspense in an amount proportional to the repayment of the ESOP loan are allocated among ESOP participants on the basis of compensation in the year of allocation.  Benefits generally become 100% vested after seven years of credited service.  Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death or disability receives a reduced benefit based on the ESOP’s vesting schedule.  Forfeitures are reallocated among remaining participating employees in the same proportion as contributions.  Benefits are payable in the form of stock upon termination of employment.  The Company’s contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

For the years ended September 30, 2008, 2007 and 2006, 16,562 shares, 5,750 shares and 14,500 shares with a fair value of $17.00, $39.85 and $24.60 per share, respectively, were released.  Also for the years ended September 30, 2008, 2007 and 2006, allocated shares and total ESOP shares reflect 47,336 shares, 26,440 shares, and 11,332 shares, respectively, withdrawn from the ESOP by participants who are no longer with the Company or by participants diversifying their holdings and 1,265 shares, 3,521 shares, and 5,358 shares, respectively, purchased for dividend reinvestment.

Year-end ESOP shares are as follows:

September 30,	2008	2007	2006
	(Dollars in Thousands)

Allocated shares	191,774	221,283	238,454
Unearned shares	—	16,562	22,312
Total ESOP shares	191,774	237,845	260,766

Fair value of unearned shares	$—	$660	$549

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the years ended September 30, 2008, 2007, and 2006 was $358,000, $311,000, and $322,000, respectively.

NOTE 13.  SHARE BASED COMPENSATION PLANS

The Company maintains the 2002 Omnibus Incentive Plan which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company.  Awards are granted by the Stock Option Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2008, 2007 and 2006.

Year Ended September 30,	2008	2007	2006
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $191, $191 and $163, respectively	$908	$926	$318

As of September 30, 2008, stock based compensation expense not yet recognized in income totaled $417,000 which is expected to be recognized over a weighted average remaining period of 1.04 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  The following table shows the key valuation assumptions used for options granted during the years ended September 30, 2008, 2007, and 2006, and other information.  Options are issued for 10 year periods with 100% vesting generally occurring either at grant date or over a four year period.

Year Ended September 30,	2008	2007	2006
	(Dollars in Thousands, Except Share and Per Share Data)

Risk-free interest rate	3.37% - 4.36%	4.46% - 5.14%	4.40% - 5.09%

Expected annual standard deviation
Range	19.36% - 33.46%	19.52% - 19.72%	19.46% - 20.60%
Weighted average	32.80%	19.62%	19.93%
Expected life (years)	7	7	7

Expected dividend yield
Range	1.34% - 3.25%	1.25% - 1.77%	2.13% - 2.55%
Weighted average	3.18%	1.40%	2.32%
Weighted average fair value of options granted during period	$4.55	$10.29	$5.51
Intrinsic value of options exercised during period	$98	$1,486	$218

Although authorized under the Company’s 2002 Omnibus Incentive Plan, the Company had not, prior to fiscal year 2006, awarded nonvested (restricted) shares to employees or directors.  The Company did award nonvested shares during the fiscal years ended 2008 and 2007.  Shares vest immediately up to a period of four years.  The following table shows the weighted average fair value of nonvested shares awarded and the total fair value of nonvested shares which vested during the fiscal years ended 2008 and 2007.  The fair value is determined based on the fair market value of the Company’s stock on the grant date.

Year Ended September 30,	2008	2007	2006
	(Dollars in Thousands, Except Share and Per Share Data)

Weighted average fair value of nonvested shares granted during period	$38.59	$39.84	$24.43
Total fair value of nonvested shares vested during period	$41	$162	$90

In addition to the Company’s active 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2008; however, previously awarded but unexercised options were outstanding under this plan during the year.

The following tables shows the activity of options and nonvested shares granted, exercised, or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2008 and 2007.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2007	424,269	$25.81	7.71	$5,971
Granted	121,492	16.69
Exercised	(14,983)	20.74
Forfeited or expired	(16,450)	27.40
Options outstanding, September 30, 2008	514,328	$23.85	7.53	$329

Options exercisable end of year	397,970	$22.21	7.47	$315

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2006	386,425	$19.79	6.65	$1,793
Granted	128,168	37.62
Exercised	(88,824)	16.73
Forfeited or expired	(1,500)	23.26
Options outstanding, September 30, 2007	424,269	$25.81	7.71	$5,971

Options exercisable end of year	266,819	$24.07	7.14	$4,207

	Number of	Weighted Average
	Shares	Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2007	6,666	$24.43
Granted	10,000	38.59
Vested	(1,666)	24.43
Forfeited or expired	(2,500)	38.59
Nonvested shares outstanding, September 30, 2008	12,500	$32.93

	Number of	Weighted Average
	Shares	Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2006	8,333	$24.43
Granted	2,400	39.84
Vested	(4,067)	33.52
Forfeited or expired	—	—
Nonvested shares outstanding, September 30, 2007	6,666	$24.43

NOTE 14.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.

The provision for income taxes from continuing operations consists of:

Years ended September 30,	2008	2007	2006
	(Dollars in Thousands)
Federal:
Current	$(329)	$405	$1,347
Deferred	(588)	644	20
	(917)	1,049	1,367

State:
Current	(53)	78	293
Deferred	(32)	100	6
	(85)	178	299

Income tax expense (benefit)	$(1,002)	$1,227	$1,666

Total income tax expense (benefit) differs from the statutory federal income tax rate as follows:

Years ended September 30,	2008	2007	2006
	(Dollars in Thousands)

Income tax expense (benefit) at 35% federal tax rate	$(993)	$889	$1,766
Increase (decrease) resulting from:
State income taxes net of federal benefit	(55)	89	163
Nontaxable buildup in cash surrender value	(174)	(153)	(194)
Incentive stock option expense	203	191	61
Tax exempt income	(21)	(5)	(97)
Nondeductible expenses	69	125	25
Other, net	(31)	91	(58)
Total income tax expense (benefit)	$(1,002)	$1,227	$1,666

Year-end deferred tax assets and liabilities included in other assets consist of:

September 30,	2008	2007
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$2,134	$1,688
Stock based compensation	390	253
Net unrealized losses on securities available for sale	2,988	1,883
Other, net	340	101
	5,852	3,925

Deferred tax liabilities:
FHLB stock dividend	(444)	(452)
Premises and equipment	(789)	(588)
Deferred loan fees	(128)	(118)
	(1,361)	(1,158)

Net deferred tax assets	$4,491	$2,767

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987 totaling $6.7 million for the Bank.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2008, and 2007.  If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on October 1, 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements.  Under FIN 48, the Company recognizes the tax benefits from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation.  The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

In addition, the Company is required to establish contingency reserves for material, known tax exposures.  The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review.  While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period

Income tax returns for fiscal years 2005 thru 2007, with few exceptions, remain open to examination by federal and state taxing authorities.  As a result of the implementation of FIN 48, the Company determined that no additional liability for unrecognized tax benefits and associated accrued interest and penalties existed at October 1, 2007.  There have been no changes to this amount during fiscal 2008.

NOTE 15.  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

MetaBank is the Company’s primary subsidiary.  MetaBank is subject to various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, MetaBank must meet specific quantitative capital guidelines using their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The requirements are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require MetaBank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2008, MetaBank met all capital adequacy requirements.

MetaBank and MetaBank West Central’s actual and required capital amounts and ratios are presented in the following table.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008

MetaBank
Tangible capital (to tangible assets)	$56,175	7.35%	$11,469	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	56,175	7.35	30,583	4.00	$38,229	5.00%
Tier 1 (core) capital (to risk-weighted assets)	56,175	9.88	22,746	4.00	34,119	6.00
Total risk based capital (to risk weighted assets)	61,907	10.89	45,492	8.00	56,865	10.00

September 30, 2007

MetaBank
Tangible capital (to tangible assets)	$49,475	7.59%	$9,773	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	49,475	7.59	26,062	4.00	$32,577	5.00%
Tier 1 (core) capital (to risk-weighted assets)	49,475	11.32	17,465	4.00	26,198	6.00
Total risk based capital (to risk weighted assets)	52,770	12.08	34,931	8.00	43,663	10.00

MetaBank West Central
Tier 1 capital (to average assets)	3,930	10.22	1,539	4.00	1,923	5.00
Tier 1 risk based capital (to risk weighted assets)	3,930	19.16	820	4.00	1,230	6.00
Total risk based capital (to risk weighted assets)	4,077	19.88	1,641	8.00	2,051	10.00

Regulations limit the amount of dividends and other capital distributions that may be paid by a financial institution without prior approval of its primary regulator. The regulatory restriction is based on a three-tiered system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions. MetaBank is currently a Tier 1 institution. Accordingly, MetaBank can make, without prior regulatory approval, distributions during a calendar year up to 100% of their retained net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) as long as they remain well-capitalized, as defined in prompt corrective action regulations, following the proposed distribution. Accordingly, at September 30, 2008, approximately $535,000 of MetaBank’s retained earnings were potentially available for distribution to the Company.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2008 and 2007, unfunded loan commitments approximated $57.4 million and $50.3 million respectively, excluding undisbursed portions of loans in process. Unfunded loan commitments at September 30, 2008 and 2007 were principally for variable rate loans. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The exposure to credit loss in the event of nonperformance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments.

Since certain commitments to make loans and to fund lines of credit and loans in process expire without being used, the amount does not necessarily represent future cash commitments. In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

Securities with fair values of approximately $7.9 million and $24.1 million at September 30, 2008 and 2007, respectively, were pledged as collateral for public funds on deposit. Securities with fair values of approximately $6.5 million and $1.9 million at September 30, 2008 and 2007, respectively, were pledged as collateral for individual, trust and estate deposits.

Under employment agreements with certain executive officers, certain events leading to separation from the Company could result in cash payments totaling approximately $3.4 million as of September 30, 2008.

Legal Proceedings

MetaBank (“the Bank”) was named in several lawsuits relating to certain borrowers of the Bank, known as the Dan Nelson companies. All of these lawsuits have now been resolved.

The case of Chris Dengler, et al, v. Nelson Automotive Group, Inc., et al was recently resolved when the South Dakota Supreme Court dismissed the plaintiffs’ appeal of the lower court’s dismissal of the Bank. In the Circuit Court of South Dakota, County of Minnehaha, (Civ. No. 06-1106) a lawsuit was filed by a number of plaintiffs who had purchased vehicles from the Dan Nelson companies. This suit named the Bank and J. Tyler Haahr, together with a number of other defendants. The Bank, in conjunction with a group of participating banks, had provided a series of loans and lines of credit to Dan Nelson Auto Group (“DNAG”) and South Dakota Acceptance Corporation (“SDAC”). Plaintiffs allege that the defendants, including the Bank, “participated in the fraudulent scheme” by virtue of providing these lines of credit and loans despite being aware of the predatory consumer practices of the Nelson companies, and that MetaBank profited by receiving undisclosed “special benefits” for providing these loans. DNAG, SDAC and Dan Nelson have since filed for bankruptcy. Plaintiffs also allege that MetaBank did not vigorously pursue claims against Dan Nelson and fellow DNAG executive Chris Tapken in their respective personal bankruptcies in order to allow these individuals to emerge with control over assets of their former companies. After the Bank filed a Motion to Dismiss, the claims against J. Tyler Haahr personally and MetaBank were dismissed with prejudice on January 4, 2008. Plaintiffs appealed as to the dismissal of MetaBank only, to the South Dakota Supreme Court. The South Dakota Supreme Court dismissed the plaintiff’s appeal.

First Midwest Bank-Deerfield Branches, et al, v. MetaBank. U.S. District Court for the District of South Dakota, Southern Division (4:06-cv-4114). During the three months ended June 30, 2006 or shortly thereafter three banks filed lawsuits against MetaBank. An additional bank, North American Banking Company, joined these three bank plaintiffs in one consolidated federal lawsuit. These four Plaintiffs were participating lenders with MetaBank on a series of loans made to the Dan Nelson companies, including DNAG and SDAC. Plaintiffs alleged that they suffered damages as a result of MetaBank’s placement and administration of the loans that were the subject of the loan participation agreements. The complaints alleged breach of contract, negligence, gross negligence, negligent misrepresentation, fraud in the inducement, unjust enrichment and breach of fiduciary duty. All of these four cases have now been resolved through mediations which took place in July and August, 2008. Settlement agreements have been executed, and the cases have been dismissed. The Company’s insurance carrier has agreed to cover virtually all of the settlement amounts in three cases and paid for counsel to defend all four actions through discovery.

Home Federal Bank v. J. Tyler Haahr, Daniel A. Nelson and MetaBank (Civ. No. 06-2230). On June 26, 2006, Home Federal Bank filed suit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, in South Dakota’s Second Judicial Circuit Court, Minnehaha County. The complaint alleged that Home Federal, a participating lender with MetaBank on a series of loans made to DNAG and SDAC, suffered damages exceeding $3.8 million as a result of failure to make disclosures regarding an investigation of Dan Nelson, DNAG and SDAC by the Iowa Attorney General at the time Home Federal agreed to an extension of the loan participation agreements. After discovery was complete and a trial date scheduled, this case was successfully mediated and settled in Sioux Falls on October 2, 2008. A settlement agreement was signed on that date, and the case has now been dismissed. As a result of the Home Federal settlement, on a pro rated basis net of previously established reserves and insurance proceeds already collected, the net effect on the Registrant is a charge of $1.0 million. As a result of all these Dan Nelson settlements, the Company recorded a final charge of approximately $2.1 million ($1.3 million after taxes), including legal expenses and after insurance claims and reserves are accounted for.

In an unrelated suit, First Federal Bank Littlefield Texas ssb, formerly known as, First Federal Savings and Loan Association, Littlefield, Texas v. MetaBank, formerly known as First Federal Savings Bank of the Midwest, filed in the 154th Judicial District Court of Lamb County (Cause No. 17435); The Frost National Bank v. MetaBank and Meta Financial Group, Inc., filed in the United States District Court for the Northern District of Texas (Cause No. 3:08-CV-625-M). On April 3, 2008, First Federal Bank filed suit against MetaBank in Texas State Court in Lubbock seeking recovery of a purported MetaBank certificate of deposit (CD) that it claims it purchased. On April 11, 2008, Frost National Bank filed suit against MetaBank in the United States District Court for the District of Texas seeking a similar recovery. On June 25, 2008, an action was filed in the 95th Judicial District Court for Dallas County, Texas entitled Methodist Hospitals of Dallas v MetaBank and Meta Financial Group seeking recovery of a purported MetaBank CD purchased in May, 2001. Additionally, on July 14, 2008, a class action complaint was filed in the United States District Court for the District of New Hampshire entitled Guardian Angel Credit Union v MetaBank (Cause No. 08-CV-261-PB) and was filed on behalf of Guardian Angel Credit Union and all other CD purchasers similarly situated, to recover funds in connection with purported MetaBank CDs. Further, on November 18, 2008, Coreplus Federal Credit Union (Cause No. 3.08 cv 1763 AVC) filed a civil action in the Superior Court for New London County in the state of Connecticut seeking recovery of funds connected to a purported MetaBank CD. Earlier, MetaBank had been contacted by another institution, but could find no record of the CD it had allegedly purchased, and commenced an investigation. As a result of that investigation, it now appears that a former MetaBank employee had been selling fraudulent CDs, using MetaBank’s name and standard form of CD, to various financial institutions through an independent broker and instructing purchasers to wire the purchase money into one of a number of false accounts she had created at MetaBank. The Bank continues to receive a number of demands from purchasers of these fraudulent CDs in addition to the lawsuits listed above. All evidence currently available indicates that the former employee ran this fraud for her own benefit and regularly took money from the MetaBank accounts to which the purchase monies had been wired. As a result of the interruption of this fraud, there are some $4.2 million of bogus CDs still outstanding to various financial institutions. As the former employee was apparently using the funds of new victims to pay off the previous victims of her scheme, it does not appear at this time that she stole any Bank money as part of this fraud. MetaBank therefore does not appear at this time to have suffered any direct loss as a result of the fraud, but it may suffer a loss to the extent it is exposed to liability for claims such as these. There are unresolved questions as whether, under what theory and to what degree the Bank might be liable for the former employee’s actions. At this time, MetaBank’s insurer has agreed to provide a defense to the two litigations in Texas under a reservation of rights.

Other than the matters set forth above, there are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation to their respective businesses.

NOTE 17. LEASE COMMITMENTS

The Company has leased property under various noncancelable operating lease agreements which expire at various times through 2024, and require annual rentals ranging from $6,000 to $821,000 plus the payment of the property taxes, normal maintenance, and insurance on certain property.

The following table shows the total minimum rental commitment at September 30, 2008, under the leases.

September 30,
(Dollars in Thousands)

2009	$1,642
2010	1,574
2011	1,494
2012	1,497
2013	1,238
Thereafter	4,593
Total Leases Commitments	$12,038

NOTE 18. SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Traditional Banking, is part of its banking subsidiary, MetaBank. MetaBank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. The second reportable segment, Meta Payment Systems® (“MPS”), is a division of MetaBank. MPS provides a number of products and services, to financial institutions and other businesses. These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs, and tax related programs. Other programs are in the process of development. The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company® and inter-segment eliminations. MetaBank WC is accounted for as discontinued bank operations. It was previously reported as part of the traditional banking segment, and has been separately classified to show the effect of continuing operations.

Fiscal year 2006 results for net interest income and non-interest expenses have been restated to be consistent with the fiscal year 2007 adoption of new deposit valuation and expense allocation methodologies between the Traditional Banking Segment, the Holding Company, and MPS. The primary result of this change in allocation was to increase the earnings credit paid by the bank for deposits originated within the MPS division and also to allocate a higher portion of expenses to MPS based on growth in departments which provide administration support to MPS.

Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

	Traditional Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2008
Net interest income (loss)	$13,177	$11,529	$(703)	$24,003
Provision for loan losses	2,715	—	—	2,715
Non-interest income	2,723	34,821	152	37,696
Non-interest expense	19,975	41,387	458	61,820
Income (loss) from continuing operations before tax	(6,790)	4,963	(1,009)	(2,836)
Income tax expense (benefit)	(2,557)	1,707	(152)	(1,002)
Income (loss) from continuing operations	$(4,233)	$3,256	$(857)	$(1,834)

Inter-segment revenue (expense)	$6,124	$(6,124)	$—	$—
Total assets	405,044	349,312	2,900	757,256
Total deposits	216,224	330,977	(1,229)	545,972

Discontinued Operations-Traditional Banking
Net interest income	$261
Provision for loan losses	(57)
Non-interest income	2,441
Non-interest expense	374
Income from discontinued operations before tax	2,385
Income tax (expense)	500
Income from discontinued operations	$1,885

Inter-segment revenue	$175
Total assets	—
Total deposits	—

	Traditional Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2007
Net interest income (loss)	$10,967	$10,748	$(908)	$20,807
Provision for loan losses	3,168	—	—	3,168
Non-interest income	5,956	15,576	326	21,858
Non-interest expense	15,476	21,128	354	36,958
Income (loss) from continuing operations before tax	(1,721)	5,196	(936)	2,539
Income tax expense (benefit)	(512)	1,862	(123)	1,227
Income (loss) from continuing operations	$(1,209)	$3,334	$(813)	$1,312

Inter-segment revenue (expense)	$6,119	$(6,119)	$—	$—
Total assets	391,416	254,643	4,251	650,310
Total deposits	280,076	242,902	—	522,978

Discontinued Operations-Traditional Banking
Net interest income	$916
Provision for loan losses	627
Non-interest income	216
Non-interest expense	899
(Loss) from discontinued operations before tax	(394)
Income tax (benefit)	(253)
(Loss) from discontinued operations	$(141)

Inter-segment revenue (expense)	$—
Total assets	35,770
Total deposits	24,610

	Traditional Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2006
Net interest income (loss)	$13,082	$5,673	$(254)	$18,501
Provision for loan losses	311	—	—	311
Non-interest income	2,326	11,066	103	13,495
Non-interest expense	15,068	11,234	338	26,640
Income (loss) from continuing operations before tax	29	5,505	(489)	5,045
Income tax expense (benefit)	(175)	1,958	(117)	1,666
Income (loss) from continuing operations	$204	$3,547	$(372)	$3,379

Inter-segment revenue (expense)	$3,406	$(3,406)	$—	$—
Total assets	530,649	166,883	3,091	700,623
Total deposits	375,377	162,792	—	538,169

Discontinued Operations-Traditional Banking
Net interest income	$1,135
Provision for loan losses	(76)
Non-interest income	233
Non-interest expense	986
Income from discontinued operations before tax	458
Income tax expense	149
Income from discontinued operations	$309

Inter-segment revenue (expense)	$—
Total assets	40,298
Total deposits	27,220

NOTE 19. PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial Group, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2008	2007
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$2,096	$2,211
Securities available for sale	950	1,173
Investment in subsidiaries	53,625	53,623
Loan receivable from ESOP	—	376
Other assets	1,079	2,224
Total assets	$57,750	$59,607

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Loan payable to subsidiaries	$500	$710
Subordinated debentures	10,310	10,310
Other liabilities	133	489
Total liabilities	$10,943	$11,509

SHAREHOLDERS’ EQUITY
Common stock	30	30
Additional paid-in capital	23,058	21,958
Retained earnings	35,516	36,805
Accumulated other comprehensive (loss)	(5,022)	(3,345)
Unearned Employee Stock Ownership Plan shares	—	(377)
Treasury stock, at cost	(6,775)	(6,973)
Total shareholders’ equity	$46,807	$48,098
Total liabilities and shareholders’ equity	$57,750	$59,607

CONDENSED STATEMENTS OF OPERATIONS

Years ended September 30,	2008	2007	2006
	(Dollars in Thousands)

Dividend income from subsidiaries	$—	$1,250	$3,700
Gain on sale of securities available for sale	—	225	—
Gain on sale of commercial bank subsidiary	2,309	—	—
Other income	156	125	191
Total income	2,465	1,600	3,891

Interest expense	841	1,033	936
Other expense	276	146	1,956
Total expense	1,117	1,179	2,892

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	1,348	421	998

Income tax (benefit)	341	(87)	(835)

Income before equity in undistributed net income (loss) of subsidiaries	1,007	508	1,833

Equity in undistributed net income (loss) of subsidiaries	(956)	663	1,855

Net income	$51	$1,171	$3,688

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2008	2007	2006
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51	$1,171	$3,688
Adjustments to reconcile net income to net cash provided by operating activites
Equity in undistributed net (income) loss of subsidiaries	956	(663)	(1,855)
(Gain) on sale of securities available for sale	—	(225)	—
Change in other assets	1,145	(1,605)	574
Change in other liabilities	(693)	1,764	244
Other, net	575	—	—
Net cash provided by operating activities	2,034	442	2,652

CASH FLOWS FROM INVESTING ACTIVITES
Investment in subsidiary	(2,298)	(100)	(75)
Maturity of securities available for sale	—	—	500
Proceeds from the sale of securities available for sale	—	727	—
Repayments on loan receivable from ESOP	376	133	316
Other, net	223	—	—
Net cash (used in) provided by investing activites	(1,699)	760	741

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in loan payable to subsidiaries	(210)	—	(490)
Cash dividends paid	(1,340)	(1,319)	(1,292)
Proceeds from exercise of stock options	199	479	187
Other, net	901	—	—
Net cash (used in) financing activities	(450)	(840)	(1,595)

Net change in cash and cash equivalents	$(115)	$362	$1,798

CASH AND CASH EQUIVALENTS
Beginning of year	$2,211	$1,849	$51
End of year	2,096	2,211	1,849

The extent to which the Company may pay cash dividends to shareholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)
Fiscal Year 2008
Interest income	$8,899	$9,895	$9,171	$9,453
Interest expense	3,625	3,679	3,180	2,931
Net interest income	5,274	6,216	5,991	6,522
Provision for loan losses	(130)	200	125	2,520
Net income (loss) from continuing operations	(790)	1,203	(410)	(1,837)
Income (loss) from discontinued operations	50	1,835	0	0
Net income (loss)	(740)	3,038	(410)	(1,837)
Earnings (loss) per common and common equivalent share - basic
Income (loss) from continuing operations	$(0.31)	$0.47	$(0.16)	$(0.71)
Income (loss) from discontinued operations	0.02	0.71	—	—
Net income (loss)	(0.29)	1.18	(0.16)	(0.71)
Earnings (loss) per common and common equivalent share - diluted
Income (loss) from continuing operations	(0.31)	0.46	(0.16)	(0.71)
Income (loss) from discontinued operations	0.02	0.70	—	—
Net income (loss)	(0.29)	1.16	(0.16)	(0.71)
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2007
Interest income	$9,783	$9,720	$8,933	$9,338
Interest expense	4,792	4,277	4,058	3,840
Net interest income	4,991	5,443	4,875	5,498
Provision for loan losses	4,063	(225)	(500)	(170)
Net income (loss) from continuing operations	(2,296)	620	2,234	754
Income (loss) from discontinued operations	(408)	115	330	(178)
Net income (loss)	(2,704)	735	2,564	576
Earnings (loss) per common and common equivalent share - basic
Income (loss) from continuing operations	$(0.92)	$0.25	$0.88	$0.29
Income (loss) from discontinued operations	(0.16)	0.04	0.13	(0.07)
Net income (loss)	(1.08)	0.29	1.01	0.22
Earnings (loss) per common and common equivalent share - diluted
Income (loss) from continuing operations	(0.92)	0.24	0.84	0.28
Income (loss) from discontinued operations	(0.16)	0.04	0.12	(0.07)
Net income (loss)	(1.08)	0.28	0.96	0.21
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2006
Interest income	$9,550	$9,569	$9,439	$9,554
Interest expense	5,116	4,873	4,858	4,764
Net interest income	4,434	4,696	4,581	4,790
Provision for loan losses	58	(345)	28	570
Net income from continuing operations	401	193	2,135	650
Income (loss) from discontinued operations	114	68	348	(221)
Net income	515	261	2,483	429
Earnings (loss) per common and common equivalent share - basic
Income from continuing operations	$0.16	$0.08	$0.86	$0.26
Income (loss) from discontinued operations	0.05	0.03	0.14	(0.09)
Net income	0.21	0.10	1.00	0.17
Earnings (loss) per common and common equivalent share - diluted
Income from continuing operations	0.16	0.07	0.84	0.26
Income (loss) from discontinued operations	0.05	0.03	0.14	(0.09)
Net income	0.21	0.10	0.98	0.17
Dividend declared per share	0.13	0.13	0.13	0.13

NOTE 21.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2008 and 2007, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Banks’ capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2008 and 2007.  The information presented is subject to change over time based on a variety of factors.

	2008		2007
September 30,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$2,963	$2,963	$11,320	$11,320
Federal funds sold	5,188	5,188	75,000	75,000
Securities available for sale	203,834	203,834	158,701	158,701
Loans receivable, net	427,928	426,527	355,612	354,489
FHLB stock	8,092	8,092	4,015	4,015
Accrued interest receivable	4,497	4,497	4,189	4,189

Financial liabilities
Noninterest bearing demand deposits	355,020	355,020	260,098	260,098
Interest bearing demand deposits, savings, and money markets	67,461	67,461	106,157	106,157
Certificates of deposit	123,491	124,808	156,723	156,980
Total deposits	545,972	547,289	522,978	523,235

Advances from FHLB	132,025	134,558	68,000	69,873
Securities sold under agreements to repurchase	5,348	5,348	224	224
Subordinated debentures	10,310	17,834	10,310	12,574
Accrued interest payable	578	578	842	842

Off-balance-sheet instruments, loan commitments	—	—	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2008 and 2007.

CASH AND CASH EQUIVALENTS

The carrying amount of cash and short-term investments is assumed to approximate the fair value.

SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

The carrying amount of securities purchased under agreement to resell is assumed to approximate the fair value.

SECURITIES AVAILABLE FOR SALE

To the extent available, quoted market prices or dealer quotes were used to determine the fair value of securities available for sale. For those securities which are thinly traded, or for which market data was not available, management estimated fair value using other available data. The amount of securities for which quoted market prices were not available is not material to the portfolio as a whole.

LOANS RECEIVABLE, NET

The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities. When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of September 30, 2008 and 2007. In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

FHLB STOCK

The fair value of such stock is assumed to approximate book value since the Company is generally able to redeem this stock at par value.

ACCRUED INTEREST RECEIVABLE

The carrying amount of accrued interest receivable is assumed to approximate the fair value.

DEPOSITS

The carrying values of non-interest bearing checking deposits, interest bearing checking deposits, savings, and money markets is assumed to approximate fair value, since such deposits are immediately withdrawable without penalty. The fair value of time certificates of deposit was estimated by discounting expected future cash flows by the current rates offered on certificates of deposit with similar remaining maturities.

In accordance with SFAS No. 107, no value has been assigned to the Company’s long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under SFAS No. 107.

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of September 30, 2008 and 2007 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of September 30, 2008 and 2007 over the contractual maturity of such borrowings.

ACCRUED INTEREST PAYABLE

The carrying amount of accrued interest payable is assumed to approximate the fair value.

LOAN COMMITMENTS

The commitments to originate and purchase loans have terms that are consistent with current market terms. Accordingly, the Company estimates that the fair values of these commitments are not significant.

LIMITATIONS

It must be noted that fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. Additionally, fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business, customer relationships and the value of assets and liabilities that are not considered financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time. Furthermore, since no market exists for certain of the Company’s financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with a high level of precision. Changes in assumptions as well as tax considerations could significantly affect the estimates. Accordingly, based on the limitations described above, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

Item 9.                                                           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).                                Controls and Procedures

(a)                                  Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(b)                                 Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of such inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” After conducting the assessment, management determined that, as of September 30, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.                                                  Other Information

None.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2009, a copy of which will be filed not later than 120 days after September 30, 2008 (the “2008 Proxy Statement”).

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from the Company’s 2008 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2009 and from the information set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I, Item 1 “Description of Business” of this Annual Report on Form 10-K.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended

September 30, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2008 is presented under the headings “Meetings and Committees”, “Audit Committee Matters” and under “Election of Directors” which contains Ms. Partlow’s biography, in the Company’s 2008 Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on January 26, 2009, and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, a copy of which is available free of charge by contacting Lisa Binder, our Investor Relations Officer, at 800.792.6815 or from our internet website (www.metacash.com).

Item 11.                                                    Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s 2008 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2009.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners

The information required by this item under the sections captioned “Voting Rights; Vote Required”, “Voting of Proxies; Revocability of Proxies: Proxy Solicitation Costs” and Stock Ownership” of the 2008 Proxy Statement is incorporated herein by reference.

(b)                                 Security Ownership of Management

The information required by this item under the section captioned “Stock Ownership” of the 2008 Proxy Statement is incorporated herein by reference.

(c)                                  Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date; result in a change in control of the Registrant.

(d)                                 Equity Compensation Plan Information

The Company maintains the 2002 Omnibus Incentive Plan for purposes of issuing stock based compensation to employees and directors. An amendment to this plan, authorizing an additional 750,000 shares to be issued under this plan, was approved by the Board of Directors on November 30, 2007, and by the shareholders at the annual meeting held February 12, 2008. The Company also has unexercised options outstanding under a previous stock option plan. The following table provides information about the Company’s common stock that may be issued under the Company’s omnibus incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in (a))

Equity compensation plans approved by shareholders	514,328	$23.81	667,939

Equity Compensation plans not approved by shareholders	0	$0.00	0

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and transactions is incorporated herein by reference from the Company’s 2008 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2009.

Item 14.                                                    Principal Accountant Fees and Services

Information concerning the fees for professional services rendered by the Company’s principal accountant is incorporated herein by reference from the discussion under the heading “Independent Public Accountants” in the Company’s 2008 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2009.

Information concerning the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Independent Public Accountants” of the Company’s 2008 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2009.

PART IV

Item 15.                                                   Exhibits and Financial Statement Schedules

The following is a list of documents filed as part of this report:

(a)                                  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on  Form 10-K:

1.                                       Report of Independent Registered Public Accounting Firm.

2.                                       Consolidated Statements of Financial Condition as of September 30, 2008 and 2007.

3.                                       Consolidated Statements of Operations for the Years Ended September 30, 2008, 2007, and 2006.

4.                                       Consolidated Statements of Comprehensive Income (Loss) for the Years ended September 30, 2008, 2007, and 2006.

5.                                       Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2008, 2007, and 2006.

6.                                       Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007, and 2006.

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

META FINANCIAL GROUP, INC.

Date: December 12, 2008	By:	/s/ J. Tyler Haahr
J. Tyler Haahr
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date:	December 12, 2008
J. Tyler Haahr, President
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James S. Haahr	Date:	December 12, 2008
James S. Haahr, Chairman of the Board

By:	/s/ E. Wayne Cooley	Date:	December 12, 2008
E. Wayne Cooley, Director

By:	/s/ E. Thurman Gaskill	Date:	December 12, 2008
E. Thurman Gaskill, Director

By:	/s/ Brad Hanson	Date:	December 12, 2008
Bradley C. Hanson, Director

By:	/s/ Frederick V. Moore	Date:	December 12, 2008
Frederick V. Moore, Director

By:	/s/ Rodney G. Muilenburg	Date:	December 12, 2008
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date:	December 12, 2008
Jeanne Partlow, Director

By:	/s/ David W. Leedom	Date:	December 12, 2008
David W. Leedom, Senior Vice
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)

Registrant’s Articles of Incorporation as currently in effect, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

3(ii)	Registrant’s Bylaws, as amended and restated, filed herewith as Exhibit 3(ii) to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140).

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

10.4

Employment agreement between MetaBank and J. Tyler Haahr, filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1997 (Commission File No. 0-22140), is incorporated herein by reference. First amendment to such agreement is filed herewith.

10.5

Registrant’s Supplemental Employees’ Investment Plan, filed as an exhibit to Registrant’s Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-22140), is incorporated herein by reference. First amendment to such agreement is filed herewith.

10.6

Employment agreement between MetaBank and James S. Haahr, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference. First amendment to such agreement is filed herewith.

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

1

10.9

Registrant’s 2002 Omnibus Incentive Plan, filed as Exhibit 10.9 to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2003 (Commission File No. 0-22140), is incorporated herein by reference.

10.10

Employment agreement between MetaBank and Bradley C. Hanson, filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 0-22140), is incorporated herein by reference. First amendment to such agreement is filed herewith.

10.11

Employment agreement between MetaBank and Troy Moore III, filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 0-22140), is incorporated herein by reference. First amendment to such agreement is filed herewith.

10.12

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

10.14

The Second Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on November 30, 2007, and filed on January 3, 2008 as Exhibit A to Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0-22140), is incorporated by reference.

10.15

Agreement for Purchase of Selected Assets and Assumption of Certain Liabilities of the Laurens Office of MetaBank by and between MetaBank and Iowa Trust and Savings Bank dated January 31, 2007, filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (Commission File No. 0-22140).

10.16

Agreement for Purchase of Selected Assets and Assumption of Certain Liabilities of the Sac City, Odebolt and Lake View Offices of MetaBank by and between MetaBank and Iowa State Bank dated January 31, 2007, filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (Commission File No. 0-22140).

10.17

Stock Purchase Agreement by and among Anita Bancorporation, Meta Financial Group, Inc. and MetaBank West Central dated November 27, 2007, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (Commission File No. 0-22140).

10.18	Employment agreement between MetaBank and David W. Leedom, dated October 27, 2008 (filed herewith).

10.19	Amended and Restated Contract for Deferred Compensation between MetaBank and James S. Haahr, dated September 27, 2005 and the first amendment thereto are filed herewith.

11

Statement re: computation of per share earnings (See Note 3 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

21	Subsidiaries of the Registrant is filed herewith.

23	Consent of KPMG, LLP is filed herewith.

2

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

3