Form 10-Q
period 2008-12-31
META FINANCIAL GROUP INC
filed 2009-02-11
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 10, 2009:
Common Stock, $.01 par value	2,602,655 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2008	September 30, 2008
ASSETS
Cash and due from banks	$5,342	$2,963
Interest-bearing deposits in other financial institutions	123,847	—
Total cash and cash equivalents	129,189	2,963
Federal funds sold	227	5,188
Investment securities available for sale	16,727	19,711
Mortgage-backed securities available for sale	195,199	184,123
Loans receivable - net of allowance for loan losses of $7,741 at December 31, 2008 and $5,732 at September 30, 2008	443,333	427,928
Federal Home Loan Bank Stock, at cost	3,770	8,092
Accrued interest receivable	3,785	4,497
Bond insurance receivable	4,143	6,098
Premises and equipment, net	22,274	21,992
Bank-owned life insurance	12,885	12,758
Goodwill	2,325	2,206
MPS accounts receivable	11,482	50,046
Other assets	13,786	11,654

Total assets	$859,125	$757,256

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$486,977	$355,020
Interest-bearing checking	16,148	15,029
Savings deposits	9,405	9,394
Money market deposits	39,429	43,038
Time certificates of deposit	159,631	123,491
Total deposits	711,590	545,972
Advances from Federal Home Loan Bank	52,000	132,025
Securities sold under agreements to repurchase	21,928	5,348
Subordinated debentures	10,310	10,310
Accrued interest payable	700	578
Contingent liability	4,293	4,293
Accrued expenses and other liabilities	10,314	11,923
Total liabilities	811,135	710,449

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,602,655 and 2,601,103 shares outstanding at December 31, 2008 and September 30, 2008, respectively	30	30
Additional paid-in capital	23,248	23,058
Retained earnings - substantially restricted	35,853	35,516
Accumulated other comprehensive (loss)	(4,366)	(5,022)
Treasury stock, 355,344 and 356,896 common shares, at cost, at December 31, 2008 and September 30, 2008, respectively	(6,775)	(6,775)
Total shareholders’ equity	47,990	46,807

Total liabilities and shareholders’ equity	$859,125	$757,256

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2008	2007

Interest and dividend income:
Loans receivable, including fees	$6,372	$6,278
Mortgage-backed securities	2,008	1,507
Other investments	347	1,114
	8,727	8,899
Interest expense:
Deposits	1,544	2,424
FHLB advances and other borrowings	1,022	1,201
	2,566	3,625

Net interest income	6,161	5,274

Provision for loan losses	2,129	(130)

Net interest income after provision for loan losses	4,032	5,404

Non-interest income:
Card fees	15,098	5,443
Deposit fees	201	194
Bank-owned life insurance income	127	122
Loan fees	99	198
Gain on sale of securities available for sale, net	—	9
Other income	10	164
Total non-interest income	15,535	6,130

Non-interest expense:
Compensation and benefits	7,439	5,717
Card processing expense	5,250	3,057
Occupancy and equipment expense	1,804	1,245
Legal and consulting expense	1,120	439
Data processing expense	456	260
Marketing	338	344
Other expense	2,145	1,724
Total non-interest expense	18,552	12,786

Income (loss) from continuing operations before income tax expense (benefit)	1,015	(1,252)

Income tax expense (benefit) from continuing operations	342	(462)

Income (loss) from continuing operations	673	(790)

Income from discontinued operations before taxes	—	72
Income tax expense from discontinued operations	—	22

Income from discontinued operations	—	50

Net Income (loss)	$673	$(740)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.26	$(0.31)
Income from discontinued operations	—	0.02
Net income (loss)	$0.26	$(0.29)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.26	$(0.31)
Income from discontinued operations	—	0.02
Net income (loss)	$0.26	$(0.29)

Dividends declared per common share:	$0.13	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2008	2007

Net income (loss)	$673	$(740)

Other comprehensive income
Change in net unrealized gains on securities available for sale	1,047	2,052
Gains realized in net income	—	9
	1,047	2,061
Deferred income tax effect	391	769
Total other comprehensive income	656	1,292
Total comprehensive income	$1,329	$552

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended December 31, 2008 and 2007

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Shareholders’ Equity

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.13 per share)	—	—	(334)	—	—	—	(334)

Stock compensation	—	109	—	—	—	—	109

3,000 common shares committed to be released under the ESOP	—	13	—	—	121	—	134

Change in net unrealized losses on securities available for sale, net	—	—	—	1,292	—	—	1,292

Net income for three months ended December 31, 2007	—	—	(740)	—	—	—	(740)

Balance, December 31, 2007	$30	$22,080	$35,731	$(2,053)	$(256)	$(6,973)	$48,559

Balance, September 30, 2008	$30	$23,058	$35,516	$(5,022)	$—	$(6,775)	$46,807

Cash dividends declared on common stock ($.13 per share)	—	—	(336)	—	—	—	(336)

Stock compensation	—	190	—	—	—	—	190

Change in net unrealized losses on securities available for sale, net	—	—	—	656	—	—	656

Net income for three months ended December 31, 2008	—	—	673	—	—	—	673

Balance, December 31, 2008	$30	$23,248	$35,853	$(4,366)	$—	$(6,775)	$47,990

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$673	$(740)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Effect of contribution to employee stock ownership plan	—	134
Depreciation, amortization and accretion, net	890	750
Provision for loan losses	2,129	(130)
Loss (gain) on sale of other	18	(32)
Net change in accrued interest receivable	712	140
Net change in other assets	38,707	(42,394)
Net change in accrued interest payable	122	(55)
Net change in accrued expenses and other liabilities	(1,609)	12,665
Net cash provided by (used in) operating activities-continuing operations	41,642	(29,662)
Net cash provided by operating activities-discontinued operations	—	300
Net cash provided by (used in) operating activities	41,642	(29,362)

Cash flow from investing activities:
Purchase of securities available for sale	(15,132)	(62,354)
Net change in federal funds sold	4,961	60,000
Proceeds from maturities and principal repayments of securities available for sale	8,012	6,413
Loans purchased	(7,043)	(5,374)
Net change in loans receivable	(11,051)	(25,813)
Proceeds from sales of foreclosed real estate	—	65
Net change in Federal Home Loan Bank stock	4,322	178
Proceeds from the sale of premises and equipment	1	93
Purchase of premises and equipment	(1,122)	(2,177)
Other, net	(391)	(632)
Net cash used in investing activities-continuing operations	(17,443)	(29,601)
Net cash used in investing activities-discontinued operations	—	(11,797)
Net cash used in investing activities	(17,443)	(41,398)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	129,478	68,493
Net change in time deposits	36,140	(9,446)
Net change in advances from Federal Home Loan Bank	(80,025)	(3,000)
Net change in securities sold under agreements to repurchase	16,580	6,196
Cash dividends paid	(336)	(334)
Stock compensation	190	109
Net cash provided by financing activities-continuing operations	102,027	62,018
Net cash provided by financing activities-discontinued operations	—	4,481
Net cash provided by provided by financing activities	102,027	66,499

Net change in cash and cash equivalents	126,226	(4,261)

Cash and cash equivalents at beginning of period	2,963	20,903
Cash and cash equivalents at end of period	$129,189	$16,642

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,444	$6,832
Income taxes	40	—

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$565	$301

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2008 included in Meta Financial Group, Inc.’s (the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2008.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended December 31, 2008, are not necessarily indicative of the results expected for the year ending September 30, 2009.

NOTE 2.  DISCONTINUED BANK OPERATIONS

Sale of MetaBank West Central

On November 29, 2007, the Company entered into an agreement to sell MetaBank West Central (“MetaBank WC”).  On March 28, 2008 the Company consummated the sale of MetaBank WC to Anita Bancorporation (Iowa).  MetaBank WC had three branch offices in Stuart, Casey, and Menlo, Iowa and was a state chartered commercial bank whose primary federal regulator is the Federal Reserve Bank of Chicago.  The transaction involved the sale of the stock of MetaBank WC for approximately $8.2 million and generated a pre-tax gain on sale of $2.3 million.  The activity related to Meta Bank WC is accounted for as discontinued operations.

Activities related to discontinued bank operations have been recorded separately with prior period amounts reclassified as discontinued operations on the condensed consolidated statements of operations and cash flows. The notes to the condensed consolidated financial statements have also been adjusted to eliminate the effect of discontinued bank operations.

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At December 31, 2008 the Company’s allowance for loan losses was $7.7 million, an increase of $2.0 million from $5.7 million at September 30, 2008.  During the three months ended December 31, 2008 the Company recorded a provision for loan losses of $2.1 million of which $1.3 million was related to growth in the Company’s consumer loan portfolio within the Company’s Meta Payment Systems® (“MPS”) division, primarily from a new pre-tax season line of credit offered in collaboration with MPS’ tax preparation partner, beginning in November 2008.  In addition to the Company’s loss provision, the contractual arrangement with this partner provides for substantial, but not full, credit loss protection mechanisms.  The Company’s total net charge-offs for the three months ended December 31, 2008 were minimal.  Further discussion of this change in the allowance is included in “Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

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

A reconciliation of the income (loss) and common stock share used in the computation of basic and diluted EPS for the three months ended December 31, 2008 and 2007 is presented below.

Three Months Ended December 31,	2008	2007
(Dollars in Thousands, Except Share and Per Share Data)

Earnings (Loss)
Income (loss) from continuing operations	$673	$(790)
Discontinued operations, net of tax	—	50

Net income (loss)	$673	$(740)

Basic EPS
Weighted average common shares outstanding	2,602,655	2,589,717
Less weighted average unallocated ESOP and nonvested shares	(5,000)	(22,142)
Weighted average common shares outstanding	2,597,655	2,567,575

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.26	$(0.31)
Discontinued operations, net of tax	—	0.02

Net income (loss)	$0.26	$(0.29)

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,597,655	2,567,575
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	—
Weighted average common and dilutive potential common shares outstanding	2,597,655	2,567,575

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.26	$(0.31)
Discontinued operations, net of tax	—	0.02

Net income (loss)	$0.26	$(0.29)

Stock options totaling 40,014 were not considered in computing diluted EPS for the three months ended December 31, 2008 because they were not dilutive.  The calculation of the diluted loss per share for the three months ended December 31, 2007 does not reflect the assumed exercise of 117,504 stock options because the effect would have been anti-dilutive due to the net loss for the period.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

At December 31, 2008 and September 30, 2008, the Company had outstanding commitments to originate and purchase loans totaling $52.1 million and $64.2 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At December 31, 2008, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

First Federal Bank Littlefield Texas ssb, formerly known as, First Federal Savings and Loan Association, Littlefield, Texas v. MetaBank, formerly known as First Federal Savings Bank of the Midwest, filed in the 154th Judicial District Court of Lamb County (Cause No. 17435); The Frost National Bank v. MetaBank and Meta Financial Group, Inc., filed in the United States District Court for the Northern District of Texas (Cause No. 3:08-CV-625-M).  On April 3, 2008, First Federal Bank filed suit against MetaBank in Texas State Court in Lubbock seeking recovery of a purported MetaBank certificate of deposit (CD) that it claims it purchased.  On April 11, 2008, Frost National Bank filed suit against MetaBank in the United States District Court for the District of Texas seeking a similar recovery.  However, this suit has since been dismissed without prejudice.  On June 25, 2008, an action was filed in the 95th Judicial District Court for Dallas County, Texas entitled Methodist Hospitals of Dallas v MetaBank and Meta Financial Group seeking recovery of a purported MetaBank CD purchased in May, 2001.  Additionally, on July 14, 2008, a class action complaint was filed in the United States District Court for the District of New Hampshire entitled Guardian Angel Credit Union v MetaBank (Cause No. 08-CV-261-PB) and was filed on behalf of Guardian Angel Credit Union and all other CD purchasers similarly situated, to recover funds in connection with purported MetaBank CDs.  Further, on November 18, 2008, Coreplus Federal Credit Union (Cause No. 3.08 cv 1763 AVC) filed a civil action in the Superior Court for New London County in the state of Connecticut seeking recovery of funds connected to a purported MetaBank CD.  Earlier, MetaBank had been contacted by another institution, but could find no record of the CD it had allegedly purchased, and commenced an investigation. As a result of that investigation, it now appears that a former MetaBank employee had been selling fraudulent CDs, using MetaBank’s name and a form of CD, to various financial institutions through an independent broker and instructing purchasers to wire the purchase money into one of a number of false accounts she had created at MetaBank.  The Bank continues to receive a number of demands from purchasers of these fraudulent CDs in addition to the lawsuits listed above. All evidence currently available indicates that the former employee ran this fraud for her own benefit and regularly took money from the MetaBank accounts to which the purchase monies had been wired.   As a result of the interruption of this fraud, there are some $4.2 million of bogus CDs still outstanding to various financial institutions.  As the former employee was apparently using the funds of new victims to pay off the previous victims of her scheme, it does not appear at this time that she stole any Bank money as part of this fraud.  MetaBank therefore does not appear at this time to have suffered any direct loss as a result of the fraud, but it may suffer a loss to the extent it is exposed to liability for claims such as these.    There are unresolved questions as whether, under what theory and to what degree the Bank might be liable for the former employee’s actions.  At this time, MetaBank’s insurer has agreed to provide a defense to the litigation filed under a reservation of rights.

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

A summary of option activity for the three months ended December 31, 2008 is presented below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2008	514,328	$23.85	7.53	$329
Granted	13,500	10.73
Exercised	—	—
Forfeited or expired	(500)	22.05
Options outstanding, December 31, 2008	527,328	$23.51	7.35	$44

Options exercisable, December 31, 2008	404,720	$22.19	7.22	$1

A summary of nonvested share activity for the three months ended December 31, 2008 is presented below:

	Number of Shares	Weighted Average Fair Market Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2008	12,500	$32.93
Granted	5,200	16.00
Vested	(5,200)	16.00
Forfeited or expired	—	—
Nonvested shares outstanding, December 31, 2008	12,500	$32.93

As of December 31, 2008, stock based compensation expense not yet recognized in income totaled $378,530 which is expected to be recognized over a weighted average remaining period of 1.04 years.

NOTE 7.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Traditional Banking, consists of its banking subsidiary, MetaBank.  MetaBank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The second reportable segment, Meta Payment Systems® (“MPS”), is a division of MetaBank.  MPS provides a number of products and services, to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company® and inter-segment eliminations.  MetaBank WC is accounted for as discontinued bank operations.  It is reported as part of the traditional banking segment and has been separately classified to show the effect of continuing operations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three months ended December 31, 2008 and 2007, respectively.

	Traditional Banking(1)	Meta Payment Systems®	All Others	Total

Three Months Ended December 31, 2008
Interest income	$5,576	$2,827	$324	$8,727
Interest expense	2,023	359	184	2,566
Net interest income (loss)	3,553	2,468	140	6,161
Provision for loan losses	850	1,279	—	2,129
Non-interest income	683	15,124	(272)	15,535
Non-interest expense	4,868	13,411	273	18,552
Income (loss) from continuing operations before tax	(1,482)	2,902	(405)	1,015
Income tax expense (benefit)	(529)	1,030	(159)	342
Income (loss) from continuing operations	$(953)	$1,872	$(246)	$673

Inter-segment revenue (expense)	$1,873	$(1,873)	$—	$—
Total assets	360,378	496,576	2,171	859,125
Total deposits	245,263	467,070	(743)	711,590

(1)  For the three months ended December 31, 2008 there was no information to report on MetaBank WC.

	Traditional Banking	Meta Payment Systems®	All Others	Total

Three Months Ended December 31, 2007
Interest income	$5,782	$3,194	$(77)	$8,899
Interest expense	3,339	143	143	3,625
Net interest income (loss)	2,443	3,051	(220)	5,274
Provision for loan losses	(130)	—	—	(130)
Non-interest income	583	5,510	37	6,130
Non-interest expense	4,155	8,528	103	12,786
Income (loss) from continuing operations before tax	(999)	33	(286)	(1,252)
Income tax expense (benefit)	(474)	110	(98)	(462)
Income (loss) from continuing operations	$(525)	$(77)	$(188)	$(790)

Inter-segment revenue (expense)	$1,223	$(1,223)	$—	$—
Total assets	370,267	344,870	3,657	718,794
Total deposits	251,093	330,932	—	582,025

MetaBank WC

Three Months Ended December 31, 2007
Net interest income	$171
Provision for loan losses	(36)
Non-interest income	94
Non-interest expense	229
Income from discontinued operations before tax	72
Income tax expense	22
Income from discontinued operations	$50

Inter-segment revenue	$92
Total assets	42,600
Total deposits	31,391

NOTE 8.                 NEW ACCOUNTING PRONOUNCEMENTS

In June 2006 the FASB issued FASB Interpretation No. 48, (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 was effective for the Company on October 1, 2007.  As a result of the adoption and implementation of FIN No. 48, the Company determined that no liability for unrecognized tax benefits existed at October 1, 2007.  There have been no changes to this amount since adoption.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion - 1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan.  The Company implemented Issue No. 06-04 beginning October 1, 2008 with no impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the FASB issued Statement No. 157, (“SFAS No. 157”), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The Company adopted SFAS No. 157 beginning October 1, 2008 with no material impact on the Company’s financial position, results of operation or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting principles. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 beginning October 1, 2008 with no material impact on the Company’s financial position, results of operation or cash flows.

At its March 2007 meeting, the EITF reached a final consensus on Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  A consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for the Company beginning October 1, 2008, including interim periods within those fiscal years, with early application permitted.  Implementation of Issue No. 06-10 did not have an impact on the Company’s financial position, results of operation or cash flows.

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

NOTE 9.                 FAIR VALUE MEASUREMENTS

Effective October 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system and expands disclosures about fair value measurement.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.

The fair value hierarchy is as follows:

Level 1 Inputs — Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access at measurement date.

Level 2 Inputs — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in active markets that are not active and model-based valuation techniques for which significant assumptions are observable in the market.

Level 3 Inputs — Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value effective October 1, 2008.

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at December 31, 2008.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of December 31, 2008.

	Fair Value at December 31, 2008
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$211,926	$—	$211,926	$—

Federal Home Loan Bank (“FHLB”) Stock.  FHLB stock is recorded at cost which is assumed to represent fair value since the Company is generally able to redeem this stock at par value.

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the lower of cost or fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at December 31, 2008 represents the fair value and related losses that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting for Creditors for Impairment of a Loan.  When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the impaired loan as non-recurring level 2.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of December 31, 2008.

	Fair Value at December 31, 2008
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

FHLB Stock	$3,770	$—	$3,770	$—
Foreclosed Assets, net	565	—	565	—
Loans	16,683	—	16,683	—
Total	$21,018	$—	$21,018	$—

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

GENERAL

The Company, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of MetaBank, a federal savings bank.  The Company was incorporated in 1993 as a unitary non-diversified savings and loan holding company that, on September 20 of that year, acquired all of the capital stock of MetaBank in connection with MetaBank’s conversion from mutual to stock form of ownership.  On September 30, 1996, the Company became a bank holding company for regulatory purposes upon its acquisition of MetaBank WC until its sale of MetaBank WC in March 2008, at which time the Company became a unitary savings and loan holding company again.  Unless the context otherwise requires, references herein to the Company include Meta Financial and MetaBank, and all subsidiaries on a consolidated basis.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2008, compared to September 30, 2008, and the consolidated results of operations for the three months ended December 31, 2008 and 2007. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2008.

CORPORATE DEVELOPMENTS AND OVERVIEW

The MPS division continued to demonstrate significant growth on a year-over-year basis.  Fiscal first quarter 2009 MPS-related card fee income grew 177% as all primary product lines were higher than the same period in fiscal 2008.  The division also continued to exhibit product innovation as 15 additional patents were filed during the quarter.  Holiday-related gift card sales were strong with total MPS deposits growing $136.1 million, or 41.1%, during the quarter.  In collaboration with one of MPS’s tax preparation partners and supporting its strongest customers, MPS introduced a new credit-related product that functions in concert with the Meta-issued prepaid card.

The traditional bank segment is continuing to build its customer base from the previous expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Bank has added seven branches in approximately the past seven years in these markets.  The Bank focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developers in these communities.  The Bank currently operates 13 retail banking branches: in Brookings (1) and Sioux Falls (4), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and a non-retail service branch in Memphis, Tennessee.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

FINANCIAL CONDITION

As of December 31, 2008, the Company’s assets grew by $101.8 million, or 13.4%, to $859.1 million compared to $757.3 million at September 30, 2008.  The increase in assets was reflected primarily in increases in the Company’s net cash and cash equivalents and to a lesser extent in mortgage-backed securities and loan portfolios, offset in part by decreases in the Company’s investment in federal funds sold, investment securities available for sale, FHLB Stock and MPS accounts receivable.

Total cash and cash equivalents and federal funds sold were $129.4 million at December 31, 2008, an increase of $121.2 million from $8.2 million at September 30, 2008.  The increase primarily was the result of the Company’s excess liquidity due to an increase in deposits, primarily at MPS.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks.  Federal funds sold deposits may be maintained at the FHLB of Des Moines, IA or various commercial banks, including, but not limited to the following:  CitiBank, JP Morgan Chase, LaSalle Bank, M&I Bank, BNP Paribas, Bank of America and Bankers Bank, with assets in excess of $1.0 billion.  At December 31, 2008 the Company held $227,000 in federal funds sold with the majority of the cash being held in overnight deposit at the Federal Reserve Bank of Chicago.

The total of mortgage-backed securities and investment securities available for sale, increased $8.1 million, or 4.0%, to $211.9 million at December 31, 2008, as investment purchases exceeded related maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  Approximately 40% of the mortgage-backed securities have balloons which further limit maturity extension risk.  During the three month period ended December 31, 2008, the Company purchased $15.1 million of mortgage-backed securities with average lives of four years and stated finals of approximately ten years.

The Company’s portfolio of net loans receivable increased $15.4 million, or 3.6%, to $443.3 million at December 31, 2008.  This increase primarily relates to growth of $9.1 million in commercial real estate and $18.7 million from the consumer loan portfolio.  The increase in the consumer loan portfolio is directly related to the growth of the previously mentioned MPS line of credit program with one of its tax preparation partners.  Offsetting the above increases was a decrease in commercial business and agricultural operating loans of $9.4 million and an increase in the allowance for loan losses of $2.0 million primarily related to the above mentioned growth of MPS credit-related programs.

FHLB stock, at cost, decreased $4.3 million primarily due to decreased borrowings with the FHLB of Des Moines, IA.

MPS accounts receivable decreased $38.5 million to $11.5 million at December 31, 2008 from $50.0 million at September 30, 2008.  The decrease was primarily related to a decrease in prepaid card funding in transit items at MPS.

Total deposits increased $165.6 million, or 30.3%, to $711.6 million at December 31, 2008.  The Company continues to grow its low- and no-cost deposit portfolio as a result of new and existing program growth at MPS.  Prepaid card deposits and checking deposits were up $136.1 million, or 41.1%, at December 31, 2008, as compared to September 30, 2008.  A portion of this increase results from seasonal gift card deposits that remain unspent and were not present at September 30, 2008.

Total borrowings decreased $63.5 million, or 43.0%, much of which is due to the influx of deposits at the end of the quarter, from $147.7 million at September 30, 2008 to $84.2 million at December 31, 2008.

At December 31, 2008, the Company’s shareholders’ equity totaled $48.0 million, up $1.2 million from $46.8 million at September 30, 2008.  The increase was related to 2009 year-to-date net income (see “Results of Operations” below) and a favorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio partially offset by the payment of dividends on the Company’s common stock.  At December 31, 2008, MetaBank continues to exceed regulatory requirements for classification as well-capitalized institution.

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

At December 31, 2008, the Company’s loan portfolio exhibited stable credit quality with 30+ day delinquencies of $15.5 million, or 3.42% of total loans compared to $17.1 million, or 3.93% of total loans, at September 30, 2008.

At December 31, 2008, commercial and multi-family real estate 30+ day delinquencies totaled $5.5 million, or 1.20% of total loans.  This compares to $6.9 million or 1.59% of total loans at September 30, 2008.  Multi-family and commercial real estate loans generally present different risks than loans secured by one-to-four family residences, including, but not limited to, the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans.

At December 31, 2008, commercial business 30+ day delinquencies totaled $8.7 million, or 1.92% of total loans.  This compares to $9.0 million, or 2.08% of total loans, at September 30, 2008.  Risks being associated with commercial business lending include, but are not limited to: payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made.  Repayment of such loans may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general economic environment.

At December 31, 2008, there were no agricultural loans delinquent 30+ days.  This compares to $221,000, or 0.05% of total loans, at September 30, 2008.  Agricultural lending also typically involves larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized.  The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices.

The Company believes that the level of allowance for loan losses at December 31, 2008 adequately reflects potential risks related to these loans; however there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio.  Foreclosed assets include assets acquired in settlement of loans.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Non-Performing Assets As Of
	December 31, 2008	September 30, 2008
	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family	$1,085	$942
Commercial & Multi Family	6,308	1,302
Agricultural Real Estate	—	12
Consumer	1	1
Commercial Business	9,068	538
Total	16,462	2,795

Accruing Loans Delinquent 90 Days or More:	—	4,600
Total	—	4,600

Restructured Loans:
Agricultural Operating	—	121
Total	—	121

Foreclosed Assets:
Consumer	15	—
Commercial Business	550	—
Total	565	—

Total Non-Performing Assets	$17,027	$7,516
Total as a Percentage of Total Assets	1.98%	0.99%

The 2009 first quarter increase in non-performing loans related to one commercial borrower that the Company believes participated in a fraud on the Bank and other banks, as first disclosed in the Company’s June 30, 2008 Quarterly Report on Form 10-Q.  The Company had increased its allowance for loan losses by $1.8 million for this matter during the quarter ending September 30, 2008.  While the Company’s non-performing loan balance increased during the first quarter of fiscal 2009 due to this borrower, overall credit quality remained stable during the period.

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

On the basis of management’s review of its loans and other assets, at December 31, 2008, the Company had classified a total of $3.3 million of its assets as substandard, $13.3 million as doubtful and none as loss.  This compares to classifications at September 30, 2008 of $15.8 million as substandard, $88,000 as doubtful and none as loss.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management reiterates and restates its concern that developments in the sub-prime mortgage market may have a direct effect on residential real estate prices and an indirect effect on the economy in general.  In addition, the economic slowdown is straining the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past six years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management concludes that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets continue to be mostly positive.  Higher commodity prices as well as higher yields have created strong economic conditions for most farmers.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the slowdown in economic growth during this fiscal year may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, and is an area to be closely monitored by management in view of its stated concerns.  Recent weather-related events, such as flooding, have occurred in the Bank’s markets.  However, this has not resulted in any material impairment to the loans originated by the Bank.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2008 reflects an adequate allowance against probable losses from the loan portfolio.   Although the

Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

At December 31, 2008, the Company has established an allowance for loan losses totaling $7.7 million, or 47% of non-performing loans, compared to $5.7 million, or 76% of non-performing loans at September 30, 2008.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
(Dollars in Thousands)	2008	2007

Beginning balance	$5,732	$4,493
Provision for loan losses	2,129	(130)
Charge-offs	(121)	(25)
Recoveries	1	32
Ending balance	$7,741	$4,370

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, as well as the portion of this Management’s Discussion and Analysis section entitled “Asset Quality.”  Although management believes the levels of the allowance as of both December 31, 2008 and September 30, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition.  Goodwill is tested, at a minimum, annually for impairment.

RESULTS OF OPERATIONS

General.  Including discontinued operations, the Company recorded net income of $673,000, or $0.26 per diluted share, for the three months ended December 31, 2008 compared to a net loss of $740,000, or $0.29 per diluted share, for the same period in fiscal year 2008.  Net earnings in the current period were primarily impacted by increased income from card fees from all of MPS’ primary programs and services, loan growth and a higher net interest income.  Offsetting these factors, in part, were higher operating expenses at MPS due to increases in new programs and cards issued, adding to product development capacity and an increased provision for loan losses due to the start-up of one of MPS’s credit-related programs described below.

Net interest income.  Net interest income from continuing operations for the first quarter of fiscal year 2009 increased by $900,000, or 17.0%, to $6.2 million from $5.3 million for the same period in the prior fiscal year.  Net interest margin remained consistent at 3.49% for both of the first quarter of fiscal year 2009 and 2008.  The increase in net interest income is primarily attributable to a decrease in rates paid on interest-bearing liabilities from 2.39% for the first quarter of 2008 to 1.40% for the first quarter of 2009.  Both asset yields and liability costs decreased over the period; however, both an increase in interest-earning assets and a more favorable deposit mix contributed to less of a margin impact as reduced funding costs outpaced lower asset yields.  As of December 31, 2008, low- and no-cost checking deposits represented 70.7% of total deposits in the current quarter compared to 63.7% for the same quarter a year ago.  The increase was driven by a 41.1% growth in MPS deposits.  Average non-interest-bearing deposits as a percent of total average deposits and interest-bearing liabilities was 54.2% in the current quarter compared to 46.0% for the same quarter a year ago.

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

	2008			2007
Three Months Ended December 31,	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$441,854	$6,372	5.74%	$365,508	$6,278	6.81%
Mortgage-backed securities	183,565	2,008	4.35%	141,874	1,507	4.21%
Other investments and fed funds sold	76,731	347	1.80%	91,414	1,114	4.83%
Total interest-earning assets	702,150	$8,727	4.94%	598,796	$8,899	5.90%
Non-interest-earning assets	83,793			88,222
Total assets	$785,943			$687,018

Non-interest bearing deposits	$395,027	$—	0.00%	$276,808	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	14,651	11	0.30%	14,994	43	1.14%
Savings	9,156	11	0.48%	10,453	47	1.78%
Money markets	41,433	143	1.37%	65,339	556	3.38%
Time deposits	154,141	1,379	3.56%	151,957	1,778	4.64%
FHLB advances	87,654	784	3.56%	66,635	932	5.55%
Other borrowings	26,572	238	3.56%	15,272	269	6.99%
Total interest-bearing liabilities	333,607	2,566	3.06%	324,650	3,625	4.43%
Total deposits and interest-bearing liabilities	728,634	$2,566	1.40%	601,458	$3,625	2.39%
Other non-interest bearing liabilities	11,576			41,526
Total liabilities	740,210			642,984
Shareholders’ equity	45,733			44,034
Total liabilities and shareholders’ equity	$785,943			$687,018
Net interest income and net
interest rate spread including
non-interest bearing deposits		$6,161	3.54%		$5,274	3.51%

Net interest margin			3.49%			3.49%

Provision for loan loss.  The Company recorded a provision for loan losses in the first quarter of fiscal year 2009 of $2.1 million compared to a negative provision of $130,000 for the same period in the prior fiscal year.  $1.3 million of the current year provision was related to growth in the Company’s consumer loan portfolio within the MPS division, primarily from a new pre-tax season line of credit offered in collaboration with MPS’ tax preparation partner, beginning in November 2008.  The proceeds from the line of credit are placed on a prepaid card issued by the Company and generally are systematically repaid by the taxpayer’s refund from the Internal Revenue Service.  In addition to the Company’s loss provision, the contractual arrangement with this partner provides for substantial, but not full, credit loss protection mechanisms.  Most of the revenue and income for this program will occur in the fiscal second quarter.  Also see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  Non-interest income increased by $9.4 million, or 154.1%, to $15.5 million from $6.1 million in the prior fiscal year first quarter.  The increase is the result of higher fee income earned on prepaid debit cards, income tax related programs and other products and services offered by MPS.  Fees earned on prepaid debit cards, tax related programs and other payment systems products and services were $15.1 million for the first quarter of fiscal year 2009, compared to $5.4 million for the same quarter in fiscal year 2008.

Non-interest expense.  Non-interest expense increased by $5.8 million, or 45.3%, to $18.6 million for the first quarter of fiscal year 2009 from $12.8 million for the same quarter in fiscal year 2008.

Compensation expense rose $1.7 million to $7.4 million for the three months ended December 31, 2008 as compared to $5.7 million for the same period in fiscal 2008.  The increase represents the addition of management, client relations, product development, compliance and operations support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Many of the new employees are focused on developing and supporting new product lines and increasing market penetration of MPS products and services.

Costs associated with the operational support of card-related products at MPS also increased.  Card processing expenses rose $2.2 million from $3.1 million in the first quarter of fiscal year 2008 to $5.3 million in the current quarter.  These expenses primarily stem from prepaid card programs managed by MPS.  Other card processing expense increases are attributable to settlement functions for value loading, card sales and anticipated growth of existing products.

Legal and consulting expense was $1.1 million for the first quarter of fiscal year 2009, up $681,000 or 155.1% from the same period in 2008.  The increase primarily was for MPS-related growth and patent applications, resolution of previously disclosed customer fraud issues and general corporate matters.

The Company’s occupancy and equipment expense also rose during the first quarter of fiscal year 2009 as compared to the same period in the prior fiscal year.  Occupancy and equipment expense for the first quarter of fiscal year 2009 was $1.8 million compared to $1.2 million for the same period in fiscal year 2008.

Management expects that non-interest expenses will continue to increase as MPS issues more cards and offers new and expanded products and services, however, it is anticipated that overall costs will represent a gradually decreasing portion of total revenue over time, as evidenced by the current quarter’s results.

Income tax expense/benefit.  Income tax expense from continuing operations for the first quarter of fiscal year 2009 was $342,000, or an effective tax rate of 33.7%, compared to income tax benefit of $462,000, or an effective tax rate of 36.9%, for the same period in the prior fiscal year.  The change is primarily due to the change in income (loss) from continuing operations before income tax expense (benefit).  The Company’s recorded income tax expense was also impacted by permanent differences between book and taxable income.

Discontinued Operations.  The Company reported no income from discontinued operations for the three months ended December 31, 2008 compared to income of $50,000 for the same period in the prior fiscal year.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2008, the Company had commitments to originate and purchase loans totaling $52.1 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth MetaBank’s actual capital and required capital amounts and ratios at December 31, 2008 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Active Provisions
At December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$56,975	6.63%	$12,892	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	56,975	6.63	34,380	4.00	$42,975	5.00%
Tier 1 (core) capital (to risk-weighted assets)	56,975	9.41	24,225	4.00	36,338	6.00
Total risk-based capital (to risk-weighted assets)	64,716	10.69	48,451	8.00	60,564	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At December 31, 2008, MetaBank exceeded minimum requirements for the well capitalized category.

OTHER RECENT MATTERS

In response to the current national and international economic recession, the U.S. government has taken a variety of actions intended to stimulate the national economy, including the passage of legislation, such as the Emergency Economic Stabilization Act of 2008 (the “EESA”), and the implementation of certain programs by federal agencies.

The first program put forth by the U.S. Treasury pursuant to its authority under the EESA was the Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”).  Pursuant to the CPP, the US Treasury, on behalf of the US government, intends to purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions that apply or have already applied to receive funds.  The CPP is intended to shore up bank capital and to stimulate lending.

Another recently implemented program intended to stabilize the nation’s banking system is the Term Asset-Backed Securities Loan Facility (the “TALF”) promulgated by the Board of Governors of the Federal Reserve System.  The program, which is intended to become operational in February, 2009, is intended to increase credit availability and support economic activity by facilitating renewed issuance of consumer and small business asset-backed securities (“ABS”).  Under TALF, the Federal Reserve Bank of New York will finance the purchase of eligible ABS by investors that own eligible collateral so long as such investor maintains an account relationship with a primary dealer.  Generally, eligible ABS must be newly issued, highly rated ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration.  Minimum loan sizes under the TALF will be $10 million and TALF loans will have a three year maturity.

Finally, the Federal Deposit Insurance Corporation promulgated a temporary liquidity guarantee program that had both a debt guarantee component, whereby the FDIC agreed to guarantee certain senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and an account transaction guarantee component, whereby the FDIC agreed to insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as lawyers’ trust accounts, payment processing accounts, payroll accounts and working capital accounts through December 31, 2009.

The extent to which these programs and others like them will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.

The Company utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million and the processor has notified its insurer.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and have additionally notified the Bank that they are sufficiently insured for such events.  In addition, the Bank has given notice to its own insurer.  As of the date of this filing, the Bank has been advised that the insurance claims filed by its third parties are still pending.  The Company has made demand for payment and has filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  As a result, the Bank continues to not anticipate any loss with respect to this event.

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

Presented below (including discontinued operations), as of December 31, 2008 and September 30, 2008, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  At December 31, 2008, the Company was less exposed to an adjustment in market value in an increasing interest rate environment compared to September 30, 2008.  Down 100 basis points and down 200 basis points are not presented for December 31, 2008 due to the extremely low rate environment.  At both December 31, 2008 and September 30, 2008, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  As of December 31, 2008, MetaBank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rates	Board Limit	At December 31, 2008		At September 30, 2008
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
+200 bp	(20)%	$3,534	4%	$(10,035)	(14)%
+100 bp	(10)	4,483	6	(4,739)	(7)
0 bp (Base Case)	—	—	—	—	—
-100 bp	(10)	—	—	2,447	4
-200 bp	(20)	—	—	668	1

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.            Legal Proceedings — See “Legal Proceedings” of Note 5 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.         Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us.  In addition, the Company amends and restates its risk factor previously set forth in its Annual Report on Form 10-K for the year ended September 30, 2008, and identified as “Recessionary environment may adversely impact the Company’s earnings and new governmental initiatives may not prove effective” as follows:

The national and global economic downturn has recently resulted in extreme levels of market volatility locally, nationally and internationally.  This downturn has depressed the overall market value of financial institutions, including Meta, and may limit or impede industry access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general, including Meta, with respect to, for example, the establishment of reserves should conditions deteriorate further.

In this respect, the duration and severity of the adverse economic cycle is unknown, and although the U.S. Department of the Treasury and the Federal Deposit Insurance Corporation, among others, have implemented programs in an effort to stabilize the national economy, the effectiveness of these programs is uncertain at this time.

Finally, the Company is adding a risk factor below:

MPS Revenue Concentration.

The Company’s MPS division works with a large number of business partners to derive its revenue.  The Company believes two of its partners have reached a size that, should these partners’ business with the Company end, the revenue attributable to them would have a material effect on the financial results of the Company.

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

META FINANCIAL GROUP, INC.

Date:	February 11, 2009	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	February 11, 2009	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President
and Chief Financial Officer