Form 10-K/A
period 2008-09-30
META FINANCIAL GROUP INC
filed 2009-03-10
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held January 26, 2009.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Form 10-K”) is being filed for the sole purpose of filing the Independent Registered Public Accounting Firm’s Report on the Financial Statements – Predecessor Firm for the fiscal year ended September 30, 2007 and related consent that was omitted from the Form 10-K, as originally filed with the SEC.  Items 8 and 15 of the Form 10-K are, however, set forth in their entirety as required by SEC rules.

Please note that the financial statements and other information contained in Items 8 and 15 in the Form 10-K/A do not reflect any other changes to such financial statements and other information as set forth in the Form 10-K as originally filed with the SEC.  Please note also that the information contained in this 10-K/A has not been updated to reflect events or developments occurring after December 12, 2008, the date the Form 10-K was originally filed with the SEC and, accordingly, such information continues to speak as of such earlier date. You are urged to read the Quarterly Report on Form 10-Q and Current Reports on Form 8-K filed by the Company since the original filing date of the Form 10-K.

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

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors

Meta Financial Group, Inc. and Subsidiaries

Storm Lake, Iowa

We have audited the consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa

January 7, 2008

McGladrey & Pullen, LLP is a member firm of RSM International –

an affiliation of separate and independent legal entities.

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

Item 15.                                                   Exhibits and Financial Statement Schedules

The following is a list of documents filed as part of this report:

(a)                                  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on  Form 10-K:

1.                                       Report of Independent Registered Public Accounting Firm – Successor Firm.

2.                                       Report of Independent Registered Public Accounting Firm – Predecessor Firm.

3.                                       Consolidated Statements of Financial Condition as of September 30, 2008 and 2007.

4.                                       Consolidated Statements of Operations for the Years Ended September 30, 2008, 2007, and 2006.

5.                                       Consolidated Statements of Comprehensive Income (Loss) for the Years ended September 30, 2008, 2007, and 2006.

6.                                       Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2008, 2007, and 2006.

7.                                       Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007, and 2006.

8.                                       Notes to Consolidated Financial Statements.

(b)                                  Exhibits:

See Index of Exhibits.

(c)                                  Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: March 10, 2009	By:	/s/ J. Tyler Haahr
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)

Registrant’s Articles of Incorporation as currently in effect, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

3(ii)

Registrant’s Bylaws, as amended and restated, was filed as Exhibit 3(ii) to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 on December 12, 2008 (Commission File No. 0-22140).

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

10.4

Employment agreement between MetaBank and J. Tyler Haahr, filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1997 (Commission File No. 0-22140), is incorporated herein by reference. First amendment to such agreement was filed with the Form 10-K on December 12, 2008.

10.5

Registrant’s Supplemental Employees’ Investment Plan, filed as an exhibit to Registrant’s Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-22140), is incorporated herein by reference. First amendment to such agreement was filed with the Form 10-K on December 12, 2008.

10.6

Employment agreement between MetaBank and James S. Haahr, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference. First amendment to such agreement was filed with the Form 10-K on December 12, 2008.

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

10.10

Employment agreement between MetaBank and Bradley C. Hanson, filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 0-22140), is incorporated herein by reference. First amendment to such agreement was filed with the Form 10-K on December 12, 2008.

10.11

Employment agreement between MetaBank and Troy Moore III, filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 0-22140), is incorporated herein by reference. First amendment to such agreement was filed with the Form 10-K on December 12, 2008.

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

10.18	Employment agreement between MetaBank and David W. Leedom, dated October 27, 2008 (filed with the Form 10-K on December 12, 2008).

10.19

Amended and Restated Contract for Deferred Compensation between MetaBank and James S. Haahr, dated September 27, 2005 and the first amendment thereto were filed with the Form 10-K on December 12, 2008.

11

Statement re: computation of per share earnings (See Note 3 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

21	Subsidiaries of the Registrant was filed with the Form 10-K on December 12, 2008.

23.1	Consent of KPMG, LLP is filed herewith.

23.2	Consent of McGladrey & Pullen, LLP is filed herewith.

2

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is furnished herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is furnished herewith.

3