Form 10-Q
period 2009-03-31
META FINANCIAL GROUP INC
filed 2009-05-14
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit ans post such files.)  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 12, 2009:
Common Stock, $.01 par value	2,602,655 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2009	September 30, 2008
ASSETS

Cash and due from banks	$1,644	$2,963
Interest-bearing deposits in other financial institutions	15,081	—
Total cash and cash equivalents	16,725	2,963
Federal funds sold	216	5,188
Investment securities available for sale	14,482	19,711
Mortgage-backed securities available for sale	321,057	184,123
Loans receivable - net of allowance for loan losses of $11,224 at March 31, 2009 and $5,732 at September 30, 2008	419,275	427,928
Federal Home Loan Bank Stock, at cost	6,787	8,092
Accrued interest receivable	4,089	4,497
Bond insurance receivable	4,143	6,098
Premises and equipment, net	22,605	21,992
Bank-owned life insurance	13,016	12,758
Foreclosed real estate and repossessed assets	3,755	—
Goodwill and intangible assets	2,449	2,206
MPS accounts receivable	49,603	50,046
Other assets	12,297	11,654

Total assets	$890,499	$757,256

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$485,655	$355,020
Interest-bearing checking	16,200	15,029
Savings deposits	9,833	9,394
Money market deposits	34,098	43,038
Time certificates of deposit	140,856	123,491
Total deposits	686,642	545,972
Advances from Federal Home Loan Bank	100,950	132,025
Securities sold under agreements to repurchase	22,259	5,348
Subordinated debentures	10,310	10,310
Accrued interest payable	744	578
Contingent liability	4,293	4,293
Accrued expenses and other liabilities	17,148	11,923
Total liabilities	842,346	710,449

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,602,655 and 2,601,103 shares outstanding at March 31, 2009 and September 30, 2008, respectively	30	30
Additional paid-in capital	23,348	23,058
Retained earnings - substantially restricted	36,689	35,516
Accumulated other comprehensive (loss)	(5,139)	(5,022)
Treasury stock, 355,344 and 356,896 common shares, at cost, at March 31, 2009 and September 30, 2008, respectively	(6,775)	(6,775)
Total shareholders’ equity	48,153	46,807

Total liabilities and shareholders’ equity	$890,499	$757,256

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Interest and dividend income:
Loans receivable, including fees	$7,536	$6,599	$13,908	$12,877
Mortgage-backed securities	2,797	2,339	4,805	3,846
Other investments	200	957	547	2,071
	10,533	9,895	19,260	18,794
Interest expense:
Deposits	1,429	2,031	2,973	4,455
FHLB advances and other borrowings	860	1,648	1,882	2,849
	2,289	3,679	4,855	7,304

Net interest income	8,244	6,216	14,405	11,490

Provision for loan losses	10,270	200	12,399	70

Net interest income (loss) after provision for loan losses	(2,026)	6,016	2,006	11,420

Non-interest income:
Card fees	32,988	11,514	48,086	16,957
Loan fees	231	207	330	405
Deposit fees	177	177	378	371
Bank-owned life insurance income	131	124	258	246
Gain on sale of securities available for sale, net	9	198	9	207
Other income	75	65	85	229
Total non-interest income	33,611	12,285	49,146	18,415

Non-interest expense:
Card processing expense	14,861	5,044	20,111	8,101
Compensation and benefits	8,342	6,451	15,781	12,168
Occupancy and equipment expense	2,049	1,795	3,853	3,040
Legal and consulting expense	925	790	2,045	1,229
Data processing expense	816	322	1,272	582
Marketing	474	394	812	738
Other expense	2,183	1,559	4,328	3,283
Total non-interest expense	29,650	16,355	48,202	29,141

Income from continuing operations before income tax expense	1,935	1,946	2,950	694

Income tax expense from continuing operations	760	743	1,102	281

Income from continuing operations	1,175	1,203	1,848	413

Gain on sale from discontinued operations before taxes	—	2,309	—	2,309
Income from discontinued operations before taxes	—	4	—	76
Income tax expense from discontinued operations	—	478	—	500

Income from discontinued operations	—	1,835	—	1,885

Net Income	$1,175	$3,038	$1,848	$2,298

Basic earnings per common share:
Income from continuing operations	$0.45	$0.47	$0.71	$0.16
Income from discontinued operations	—	0.71	—	0.73
Net income	$0.45	$1.18	$0.71	$0.89

Diluted earnings per common share:
Income from continuing operations	$0.45	$0.46	$0.71	$0.16
Income from discontinued operations	—	0.70	—	0.71
Net income	$0.45	$1.16	$0.71	$0.87

Dividends declared per common share:	$0.13	$0.13	$0.26	$0.26

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income	$1,175	$3,038	$1,848	$2,298

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	(1,243)	1,749	(196)	3,800
Gains realized in net income	9	198	9	207
	(1,234)	1,947	(187)	4,007
Deferred income tax effect	(460)	726	(70)	1,495
Total other comprehensive income (loss)	(774)	1,221	(117)	2,512
Total comprehensive income	$401	$4,259	$1,731	$4,810

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended March 31, 2009 and 2008

(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.26 per share)	—	—	(668)	—	—	—	(668)

Issuance of 3,967 common shares from treasury stock due to exercise of stock options	—	10	—	—	—	78	88

Stock compensation	—	224	—	—	—	—	224

6,378 common shares committed to be released under the ESOP	—	107	—	—	217	—	324

Change in net unrealized losses on securities available for sale, net	—	—	—	2,512	—	—	2,512

Net income for six months ended March 31, 2008	—	—	2,298	—	—	—	2,298

Balance, March 31, 2008	$30	$22,299	$38,435	$(833)	$(160)	$(6,895)	$52,876

Balance, September 30, 2008	$30	$23,058	$35,516	$(5,022)	$—	$(6,775)	$46,807

Cash dividends declared on common stock ($.26 per share)	—	—	(675)	—	—	—	(675)

Stock compensation	—	290	—	—	—	—	290

Change in net unrealized losses on securities available for sale, net	—	—	—	(117)	—	—	(117)

Net income for six months ended March 31, 2009	—	—	1,848	—	—	—	1,848

Balance, March 31, 2009	$30	$23,348	$36,689	$(5,139)	$—	$(6,775)	$48,153

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$1,848	$2,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Effect of contribution to employee stock ownership plan	—	324
Depreciation, amortization and accretion, net	1,983	1,545
Provision for loan losses	12,399	70
Gain on sale of other	(48)	(52)
Net change in accrued interest receivable	408	289
Net change in other assets	1,254	(1,741)
Net change in accrued interest payable	166	(82)
Net change in accrued expenses and other liabilities	5,225	(20,176)
Net cash provided by (used in) operating activities-continuing operations	23,235	(17,525)
Net cash provided by operating activities-discontinued operations	—	6,029
Net cash provided by (used in) operating activities	23,235	(11,496)

Cash flow from investing activities:
Purchase of securities available for sale	(156,114)	(102,790)
Net change in federal funds sold	4,972	75,000
Proceeds from sales of securities available for sale	903	—
Proceeds from maturities and principal repayments of securities available for sale	23,040	15,725
Loans purchased	(7,054)	(7,313)
Net change in loans receivable	(408)	(41,348)
Proceeds from sales of foreclosed real estate	—	329
Net change in Federal Home Loan Bank stock	1,305	(3,555)
Proceeds from the sale of premises and equipment	1	97
Purchase of premises and equipment	(2,309)	(3,759)
Other, net	70	(1,208)
Net cash used in investing activities-continuing operations	(135,594)	(68,822)
Net cash provided by investing activities-discontinued operations	—	17,598
Net cash used in investing activities	(135,594)	(51,224)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	123,305	87,297
Net change in time deposits	17,365	(16,352)
Net change in advances from Federal Home Loan Bank	(31,075)	(13,000)
Net change in securities sold under agreements to repurchase	16,911	81,990
Cash dividends paid	(675)	(668)
Stock compensation	290	312
Net cash provided by financing activities-continuing operations	126,121	139,579
Net cash used in financing activities-discontinued operations	—	(33,210)
Net cash provided by provided by financing activities	126,121	106,369

Net change in cash and cash equivalents	13,762	43,649

Cash and cash equivalents at beginning of period	2,963	20,903
Cash and cash equivalents at end of period	$16,725	$64,552

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,689	$7,984
Income taxes	2,055	—

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$3,775	$301
Cash received on sale of commercial bank	—	8,224

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2009, are not necessarily indicative of the results expected for the year ending September 30, 2009.

NOTE 2.  DISCONTINUED BANK OPERATIONS

Sale of MetaBank West Central

On November 29, 2007, the Company entered into an agreement to sell MetaBank West Central (“MetaBank WC”).  On March 28, 2008 the Company consummated the sale of MetaBank WC to Anita Bancorporation (Iowa).  MetaBank WC had three offices in Stuart, Casey, and Menlo, Iowa and was a state chartered commercial bank whose primary federal regulator is the Federal Reserve Bank of Chicago.  The transaction involved the sale of the stock of MetaBank WC for approximately $8.2 million and generated a pre-tax gain on sale of $2.3 million.  The activity related to Meta Bank WC is accounted for as discontinued operations.

Activities related to discontinued bank operations have been recorded separately with prior period amounts reclassified as discontinued operations on the condensed consolidated statements of operations and cash flows. The notes to the condensed consolidated financial statements have also been adjusted to eliminate the effect of discontinued bank operations.

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At March 31, 2009 the Company’s allowance for loan losses was $11.2 million, an increase of $5.5 million from $5.7 million at September 30, 2008.  During the six months ended March 31, 2009 the Company recorded a provision for loan losses of $12.4 million.  $7.4 million related to the Company’s Meta Payment Systems® (“MPS”) division and the start-up and completion of loan originations offered in collaboration with MPS’ tax preparation partner.  In addition to the Company’s loss provision, the contractual arrangement with this partner provides for substantial, but not full, credit loss protection mechanisms which the Company does not foresee the need to utilize during the current fiscal year due to satisfactory portfolio performance.  During the six months ended March 31, 2009 the Company also recorded a provision for loan losses in the amount of $5.0 million due to two commercial  borrowers, one of which the Company believes committed fraud.  As disclosed in the Company’s 8-K filing of October 8, 2008, a borrower of the Bank has likely participated in a fraud on the Bank and other banks.  Based on the Bank’s investigation at that time, it concluded that, as of September 30, 2008, it was appropriate to establish an allowance for loan losses of $1.8 million.  After subsequent review was completed on April 20, 2009, the Bank concluded that a $1.3 million increase to the loan loss allowance was warranted, primarily due to lower collateral values caused in large part by weaker economic conditions.  Potential total losses range from $2.1 million to $4.2 million with an expected loss of $3.1 million.  The allowance was recorded during the three months ended March 31, 2009.

During the three months ended March 31, 2009, the Company recorded a provision for loan losses in the amount of $6.1 million primarily related to the MPS tax loan portfolio and $4.2 million related to the two commercial borrowers.  The Company’s total net charge-offs for the three months ended March 31, 2009 were $6.8 million.  Further discussion of this change in the allowance is included in “Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

NOTE 4.  EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three and six months ended March 31, 2009 and 2008 is presented below.

Three Months Ended March 31,	2009	2008
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Income from continuing operations	$1,175	$1,203
Discontinued operations, net of tax	—	1,835
Net income	$1,175	$3,038

Basic EPS
Weighted average common shares outstanding	2,602,655	2,595,165
Less weighted average unallocated ESOP and nonvested shares	(5,000)	(19,334)
Weighted average common shares outstanding	2,597,655	2,575,831

Earnings Per Common Share
Income from continuing operations	$0.45	$0.47
Discontinued operations, net of tax	—	0.71
Net income	$0.45	$1.18

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,597,655	2,575,831
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	44,634
Weighted average common and dilutive potential common shares outstanding	2,597,655	2,620,465

Earnings Per Common Share
Income from continuing operations	$0.45	$0.46
Discontinued operations, net of tax	—	0.70
Net income	$0.45	$1.16

Six Months Ended March 31,	2009	2008
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Income from continuing operations	$1,848	$413
Discontinued operations, net of tax	—	1,885
Net income	$1,848	$2,298

Basic EPS
Weighted average common shares outstanding	2,602,655	2,593,860
Less weighted average unallocated ESOP and nonvested shares	(5,000)	(19,758)
Weighted average common shares outstanding	2,597,655	2,574,102

Earnings Per Common Share
Income from continuing operations	$0.71	$0.16
Discontinued operations, net of tax	—	0.73
Net income	$0.71	$0.89

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,597,655	2,574,102
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	64,231
Weighted average common and dilutive potential common shares outstanding	2,597,655	2,638,333

Earnings Per Common Share
Income from continuing operations	$0.71	$0.16
Discontinued operations, net of tax	—	0.71
Net income	$0.71	$0.87

Stock options totaling 34,395 and 39,933 were not considered in computing diluted EPS for the three and six months ended March 31, 2009, respectively, because they were not dilutive.  Stock options totaling 125,018 were not considered in computing diluted EPS for the three months ended March 31, 2008 because they were not dilutive. Stock options totaling 111,018 and 6,000 were not considered in computing diluted EPS for the six months ended March 31, 2008 and 2007, respectively, because they were not dilutive.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

At March 31, 2009 and September 30, 2008, the Company had outstanding commitments to originate and purchase loans totaling $52.3 million and $64.2 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At March 31, 2009, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

First Federal Bank Littlefield Texas ssb, formerly known as First Federal Savings and Loan Association, Littlefield, Texas v. MetaBank, formerly known as First Federal Savings Bank of the Midwest, filed in the 154th Judicial District Court of Lamb County (Cause No. 17435); The Frost National Bank v. MetaBank and Meta Financial Group, Inc., filed in the United States District Court for the Northern District of Texas (Cause No. 3:08-CV-625-M).  On April 3, 2008, First Federal Bank filed suit against MetaBank in Texas State Court in Lubbock seeking recovery of a purported MetaBank certificate of deposit (CD) that it claims it purchased.  On April 11, 2008, Frost National Bank filed suit against MetaBank in the United States District Court for the District of Texas seeking a similar recovery.  However, this suit has since been dismissed without prejudice.  On June 25, 2008, an action was filed in the 95th Judicial District Court for Dallas County, Texas entitled Methodist Hospitals of Dallas v MetaBank and Meta Financial Group seeking recovery of a purported MetaBank CD purchased in May, 2001.  Additionally, on July 14, 2008, a class action complaint was filed in the United States District Court for the District of New Hampshire entitled Guardian Angel Credit Union v MetaBank  (Cause No. 08-CV-261-PB) and was filed on behalf of Guardian Angel Credit Union and all other CD purchasers similarly situated, to recover funds in connection with purported MetaBank CDs.  Further, on November 18, 2008, Coreplus Federal Credit Union (Cause No. 3.08 cv 1763 AVC) filed a civil action in the Superior Court for New London County in the state of Connecticut seeking recovery of funds connected to a purported MetaBank CD.  Since the last filing, a subrogation action has been filed in the U.S. District Court, Northern District of Illinois, entitled St. Paul Mercury Insurance Company, as assignee and subrogee  of Lemont National Bank —v- MetaBank, individually and as successor in interest to First Federal Savings Bank of the Midwest, (Case 1:09-cv-01031).  In addition, the matter of Hamilton Federal Credit Union-v- MetaBank, (CV 09 1059) has been filed in the U.S. District Court for the Northern District of California.  Recently, a related action was filed in the District Court, 7th Judicial District, State of Idaho, East Idaho Credit Union —v- MetaBank (CV -2008-0007801).  These cases arose after MetaBank was contacted by another institution, but could find no record of the CD it had allegedly purchased, and commenced an investigation. As a result of that investigation, it appears that a former MetaBank employee had been selling fraudulent CDs, using MetaBank’s name and a form of CD, to various financial institutions through an independent broker and instructing purchasers to wire the purchase money into one of a number of false accounts she had created at MetaBank.  The Bank has received a number of demands from purchasers of these fraudulent CDs in addition to the lawsuits listed above.  All evidence currently available indicates that the former employee ran this fraud for her own benefit and regularly took money from the MetaBank accounts to which the purchase monies had been wired.   As a result of the interruption of this fraud, there are some $4.2 million of bogus CDs still outstanding to various financial institutions.  As the former employee was apparently using the funds of new victims to pay off the previous victims of her scheme, it does not appear at this time that she stole any Bank money as part of this fraud.  MetaBank therefore does not appear at this time to have suffered any direct loss as a result of the fraud, but it may suffer a loss to the extent it is exposed to liability for claims such as these.  There are unresolved questions as whether, under what theory and to what degree the Bank might be liable for the former employee’s actions.  At this time, MetaBank’s insurer has agreed to provide a defense to the litigation filed under a reservation of rights.

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

A summary of option activity for the six months ended March 31, 2009 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2008	514,328	$23.85	7.53	$329
Granted	23,000	14.77
Exercised	—	—
Forfeited or expired	(500)	22.05
Options outstanding, March 31, 2009	536,828	$23.46	7.14	$58

Options exercisable, March 31, 2009	409,970	$22.23	6.98	$1

A summary of nonvested share activity for the six months ended March 31, 2009 is presented below:

	Number of Shares	Weighted Average Fair Market Value At Grant

	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2008	12,500	$32.93
Granted	5,200	16.00
Vested	(5,200)	16.00
Forfeited or expired	—	—
Nonvested shares outstanding, March 31, 2009	12,500	$32.93

As of March 31, 2009, stock based compensation expense not yet recognized in income totaled $474,100 which is expected to be recognized over a weighted average remaining period of 1.01 years.

NOTE 7.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Traditional Banking, consists of its banking subsidiary, MetaBank.  MetaBank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The second reportable segment, Meta Payment Systems® (“MPS”), is a division of MetaBank.  MPS provides a number of products and services, to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company® and inter-segment eliminations.  MetaBank WC is accounted for as discontinued bank operations.  It is reported as part of the traditional banking segment and has been separately classified to show the effect of continuing operations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three and six months ended March 31, 2009 and 2008, respectively.

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Three Months Ended March 31, 2009
Interest income	$7,126	$3,378	$29	$10,533
Interest expense	1,864	271	154	2,289
Net interest income (loss)	5,262	3,107	(125)	8,244
Provision for loan losses	4,173	6,097	—	10,270
Non-interest income	584	33,009	18	33,611
Non-interest expense	4,781	24,455	414	29,650
Income (loss) from continuing operations before tax	(3,108)	5,564	(521)	1,935
Income tax expense (benefit)	(1,167)	2,092	(165)	760
Income (loss) from continuing operations	$(1,941)	$3,472	$(356)	$1,175

Inter-segment revenue (expense)	$2,203	$(2,203)	$—	$—
Total assets	384,175	504,704	1,620	$890,499
Total deposits	220,535	466,487	(380)	$686,642

(1)  For the three months ended March 31, 2009 there was no information to report on MetaBank WC.

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Three Months Ended March 31, 2008
Interest income	$5,792	$3,698	$405	$9,895
Interest expense	2,723	472	484	3,679
Net interest income (loss)	3,069	3,226	(79)	6,216
Provision for loan losses	200	—	—	200
Non-interest income	693	11,528	64	12,285
Non-interest expense	4,449	11,588	318	16,355
Income (loss) from continuing operations before tax	(887)	3,166	(333)	1,946
Income tax expense (benefit)	(157)	1,009	(109)	743
Income (loss) from continuing operations	$(730)	$2,157	$(224)	$1,203

Inter-segment revenue (expense)	$1,448	$(1,448)	$—	$—
Total assets	457,923	349,610	3,002	810,535
Total deposits	258,721	335,202	—	593,923

	West Central
Three Months Ended March 31, 2008
Net interest income	$91
Provision for loan losses	(21)
Non-interest income	2,346
Non-interest expense	145
Income from discontinued operations before tax	2,313
Income tax expense	478
Income from discontinued operations	$1,835

Inter-segment revenue	$83
Total assets	—
Total deposits	—

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Six Months Ended March 31, 2009
Interest income	$12,997	$6,205	$58	$19,260
Interest expense	3,887	630	338	4,855
Net interest income (loss)	9,110	5,575	(280)	14,405
Provision for loan losses	5,023	7,376	—	12,399
Non-interest income	972	48,133	41	49,146
Non-interest expense	9,649	37,866	687	48,202
Income (loss) from continuing operations before tax	(4,590)	8,466	(926)	2,950
Income tax expense (benefit)	(1,696)	3,122	(324)	1,102
Income (loss) from continuing operations	$(2,894)	$5,344	$(602)	$1,848

Inter-segment revenue (expense)	$4,076	$(4,076)	$—	$—
Total assets	384,175	504,704	1,620	890,499
Total deposits	220,535	466,487	(380)	686,642

(1)  For the six months ended March 31, 2009 there was no information to report on MetaBank WC.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Six Months Ended March 31, 2008
Interest income	$11,260	$6,892	$642	$18,794
Interest expense	5,748	615	941	7,304
Net interest income (loss)	5,512	6,277	(299)	11,490
Provision for loan losses	70	—	—	70
Non-interest income	1,276	17,038	101	18,415
Non-interest expense	8,604	20,116	421	29,141
Income (loss) from continuing operations before tax	(1,886)	3,199	(619)	694
Income tax expense (benefit)	(631)	1,119	(207)	281
Income (loss) from continuing operations	$(1,255)	$2,080	$(412)	$413

Inter-segment revenue (expense)	$2,671	$(2,671)	$—	$—
Total assets	457,923	349,610	3,002	$810,535
Total deposits	258,721	335,202	—	$593,923

	West Central
Six Months Ended March 31, 2008
Net interest income	$262
Provision for loan losses	(57)
Non-interest income, including gain on sale	2,440
Non-interest expense	374
Income from discontinued operations before tax	2,385
Income tax expense	500
Income from discontinued operations	$1,885

Inter-segment revenue (expense)	$175
Total assets	—
Total deposits	—

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).   SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The Company adopted SFAS 161 effective January 1, 2009.  Management has reviewed SFAS No. 161 and does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. SFAS No. 162 provides for slight modifications to the current hierarchy in place by adding FASB Staff Positions, Statement No. 133 Implementation Issues and EITF D-Topics to it. The Company adopted SFAS No. 162 effective November 15, 2008.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 175-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for financial statements issued after June 15, 2009.  The adoption of FSP FAS 157-4 will not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for financial statements issued after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 will not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and

APB 28-1 is effective for financial statements issued after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 will not have a significant effect on the Company’s consolidated financial statements.

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

The fair value hierarchy is as follows:

Level 1 Inputs – Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access at measurement date.

Level 2 Inputs – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in active markets that are not active and model-based valuation techniques for which significant assumptions are observable in the market.

Level 3 Inputs – Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value effective October 1, 2008.

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at March 31, 2009.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2009.

	Fair Value at March 31, 2009
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	335,539	$—	$335,539	$—

Included in securities available for sale are trust preferred securities as follows:

At March 31, 2009

			Unrealized	S&P	Moody
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,979	$2,813	$(2,166)	BB+	A3
Huntington Capital Trust II SE	4,968	1,287	(3,681)	BB	Baa3
Bank Boston Capital Trust IV (2)	4,959	2,736	(2,223)	BB-	Baa3
Bank America Capital III	4,946	1,657	(3,289)	BB-	Baa3
PNC Capital Trust	4,947	3,158	(1,789)	BBB	A2
Cascade Capital Trust I 144A (3)	500	250	(250)
CNB Invt Tr II Exchangeable Pfd Ser B (3)	500	300	(200)
Total	$25,799	$12,201	$(13,598)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

(2) Bank Boston now known as Bank of America.

(3) Securities not rated.

The Company’s management reviews the status and potential impairment of the trust preferred securities on a monthly basis.  In its review, management discusses duration of unrealized losses and reviews credit rating changes.  Other factors, but necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the condition of the five banks listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

Federal Home Loan Bank (“FHLB”) Stock.  FHLB stock is recorded at cost which is assumed to represent fair value since the Company is generally able to redeem this stock at par value.

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the lower of cost or fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at March 31, 2009 represents the fair value and related losses that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of March 31, 2009.

	Fair Value at March 31, 2009
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

FHLB Stock	6,787	$—	$6,787	$—
Foreclosed Assets, net	3,755	—	3,755	—
Loans	23,448	—	23,448	—
Total	$33,990	$—	$33,990	$—

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2009 and 2008, are as follows:

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Goodwill	Patents	Total
	(Dollars in Thousands)

Balance as of October 1, 2008	$1,508	$425	$273	$2,206

Acquisitions during the period	—	—	243	243

Balance as of March 31, 2009	$1,508	$425	$516	$2,449

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Goodwill	Patents	Total
	(Dollars in Thousands)

Balance as of October 1, 2007	$1,508	$—	$—	$1,508

Acquisitions during the period	—	425	—	425

Balance as of March 31, 2008	$1,508	$425	$—	$1,933

Discontinued Operations-Traditional Banking

Balance as of October 1, 2007	$1,895

Dispositions during the period (1)	(1,895)

Balance as of March 31, 2008	$—

(1) MetaBank WC was sold during the quarter ended March 31, 2008.

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to goodwill during the six months ended March 31, 2009 and 2008.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of MetaBank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

GENERAL

The Company, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of MetaBank, a federal savings bank.  The Company also owns all the issued and outstanding shares of Meta Trust.  The Company was incorporated in 1993 as a unitary non-diversified savings and loan holding company that, on September 20 of that year, acquired all of the capital stock of MetaBank in connection with MetaBank’s conversion from mutual to stock form of ownership.  On September 30, 1996, the Company became a bank holding company for regulatory purposes upon its acquisition of MetaBank WC until its sale of MetaBank WC in March 2008, at which time the Company became a unitary savings and loan holding company again.  Unless the context otherwise requires, references herein to the Company include Meta Financial and MetaBank, and all subsidiaries of Meta Financial, direct or indirect, on a consolidated basis.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2009, compared to September 30, 2008, and the consolidated results of operations for the three and six months ended March 31, 2009 and 2008. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2008.

CORPORATE DEVELOPMENTS AND OVERVIEW

The MPS division continued to demonstrate significant growth on a year-over-year basis.  Fiscal second quarter 2009 MPS-related fee income grew by $21.5 million, or 187%, as all business lines were higher than the same period in fiscal 2008.  In collaboration with one of MPS’s tax preparation partners, MPS introduced a new credit-related product that functions in concert with the Meta-issued prepaid card during the first fiscal quarter.  This program, along with the division’s rebate, Simplexus, and credit business lines were major contributors to the increase in revenue in the fiscal second quarter.  The division also continued to exhibit product innovation as 8 additional patents were filed during the quarter.

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

FINANCIAL CONDITION

As of March 31, 2009, the Company’s assets grew by $133.2 million, or 17.6%, to $890.5 million compared to $757.3 million at September 30, 2008.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed securities and to a lesser extent in total cash and cash equivalents, offset in part by decreases in the Company’s investment in federal funds sold, investment securities available for sale, net loans and loans receivable and bond insurance receivable.

Total cash and cash equivalents and federal funds sold were $16.9 million at March 31, 2009, an increase of $8.7 million from $8.2 million at September 30, 2008.  The increase primarily was the result of the Company’s excess liquidity due to an increase in deposits, primarily due to seasonal deposits at MPS.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks.  Federal funds sold deposits may be maintained at the FHLB of Des Moines or various commercial banks, including, but not limited to the following:  CitiBank, JP Morgan Chase, LaSalle Bank, M&I Bank, BNP Paribas, Bank of America and Bankers Bank, all but one with assets in excess of $1.0 billion.  At March 31, 2009 the Company held $216,000 in federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $131.7 million, or 64.6%, to $335.5 million at March 31, 2009, as investment purchases exceeded related maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  Approximately 46% of the mortgage-backed securities have balloons which further limit maturity extension risk.  During the six month period ended March

31, 2009, the Company purchased $155.4 million of mortgage-backed securities with average lives of five years or less and stated finals of approximately 30 years or less.

The Company’s portfolio of net loans receivable decreased $8.6 million, or 2.0%, to $419.3 million at March 31, 2009.  This decrease primarily relates to a decrease of $17.6 million in commercial business and agricultural operating loans due to pay downs and transfers to other repossessed assets and an increase in the allowance for loan losses of $5.5 million primarily related to the seasonal tax business line.  Offsetting the above was an increase in commercial and multi-family real estate loans of $13.6 million.

FHLB stock, at cost, decreased $1.3 million primarily due to decreased borrowings with the FHLB of Des Moines, IA.  Bond insurance receivable decreased $2.0 million as management revised the expected receipt of insurance proceeds.

Foreclosed real estate and foreclosed assets increased to $3.8 million as compared to none at September 30, 2008 due to the Company’s foreclosure of assets and loan collateral related to previously reported non-performing loans.  See “Non-performing Assets and Allowance for Loan Losses” below for further discussion.

Total deposits increased $140.6 million, or 25.8%, to $686.6 million at March 31, 2009.  The Company continues to grow its low- and no-cost deposit portfolio.  Total MPS  deposits were up $135.5 million, or 40.9%, at March 31, 2009, as compared to September 30, 2008.  A portion of this increase results from seasonal gift card deposits that remain unspent and were not present at September 30, 2008 as well as new program growth.

Total borrowings decreased $14.2 million, or 9.6%, much of which is due to the influx of deposits at the end of the quarter, from $147.7 million at September 30, 2008 to $133.5 million at March 31, 2009.

At March 31, 2009, the Company’s shareholders’ equity totaled $48.2 million, up $1.4 million from $46.8 million at September 30, 2008.  The increase was related to 2009 year-to-date net income (see “Results of Operations” below) partially offset by the payment of dividends on the Company’s common stock and an unfavorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio.  At March 31, 2009, MetaBank continues to exceed regulatory requirements for classification as well-capitalized institution.

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

At March 31, 2009, the Company’s loan portfolio exhibited stable delinquency trends with 30+ day delinquencies of $12.2 million, or 2.8% of total loans compared to $17.1 million, or 3.9% of total loans, at September 30, 2008.

At March 31, 2009, commercial and multi-family real estate 30+ day delinquencies totaled $2.8 million, or 0.6% of total loans.  This compares to $6.9 million or 1.6% of total loans at September 30, 2008.  Multi-family and commercial real estate loans generally present different risks than loans secured by one-to-four family residences, including, but not limited to, the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the higher level of difficulty of evaluating and monitoring these types of loans.

At March 31, 2009, commercial business 30+ day delinquencies totaled $224,000, or 0.1% of total loans.  This compares to $9.0 million, or 2.1% of total loans, at September 30, 2008.  Risks being associated with commercial business lending include, but are not limited to: payments on loans are typically dependent on the cash flows derived from the operation or management of the business to which the loan is made.  Repayment of such loans may also be affected by factors outside the control of the business, such as unforeseen changes in economic conditions for the business, the industry in which the business operates or the general economic environment.

At March 31, 2009,  agricultural loans 30+ day delinquencies totaled $4.1 million, or 0.9% of  total loans.  This compares to $221,000, or 0.1% of total loans, at September 30, 2008.  The increase was primarily related to one borrower.  Agricultural lending also typically involves larger loan amounts. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized.  The success of the loan may also be affected by factors outside the control of the agricultural borrower, such as the weather and grain and livestock prices.

The Company believes that the level of allowance for loan losses at March 31, 2009 adequately reflects potential risks related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio.  Foreclosed assets include assets acquired in settlement of loans.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Non-Performing Assets As Of
	March 31, 2009	September 30, 2008
	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family	$4,759	$942
Commercial & Multi Family	1,617	1,302
Agricultural Real Estate	—	12
Consumer	1	1
Commercial Business	882	538
Total	7,259	2,795

Accruing Loans Delinquent 90 Days or More:	—	4,600
Total	—	4,600

Restructured Loans:
Agricultural Operating	—	121
Total	—	121

Foreclosed Assets:
Consumer	15	—
Commercial Business	3,740	—
Total	3,755	—

Total Non-Performing Assets	$11,014	$7,516
Total as a Percentage of Total Assets	1.24%	0.99%

The 2009 second quarter increase in non-performing loans, specifically one- to four-family, relates to one commercial borrower that the Company believes participated in a fraud on the Bank and other banks, as first disclosed in the Company’s June 30, 2008 Quarterly Report on Form 10-Q.  The Company had increased its allowance for loan losses by $1.8 million for this matter during the quarter ending September 30, 2008 and again by $1.3 million in the March 31, 2009 quarter before charging-off certain loans.  While the Company’s non-performing loan balance increased during the second quarter of fiscal 2009 due to this borrower, no systemic loan portfolio issues were noted during the period.

Classified assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lessor quality as “substandard”, “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific reserve is not warranted.  When assets are classified as either substandard or doubtful, the Bank may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” the Bank is required either to establish a specific allowance for loan losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, who may overrule the Bank’s classifications and require the establishment of additional general or specific loss allowances.  The discovery of additional information in the future may also affect both the level of classification and the amount of loss allowances.

In connection with the Bank’s recent examination by the Office of Thrift Supervision (OTS), the Bank was informed that four of its trust preferred securities should be classified as “substandard” assets as of March 31, 2009. The four securities are: Huntington Capital Trust II SE, Bank Boston Capital Trust IV, Bank America Capital III, and Key Corp. Capital I. The criterion  for the determination was OTS’ policy that the recent assignment of a sub-investment grade rating by one nationally recognized rating agency, notwithstanding the fact that other nationally recognized rating agencies have assigned an investment grade rating to the securities in question, mandates the categorization of the asset as substandard. Despite the classification, the actual performance of the four securities continues to be satisfactory; interest payments are being made on a timely basis and there have  been no requests for payment deferrals.

On the basis of management’s review of its loans and other assets, at March 31, 2009, the Company had classified a total of $37.6 million of its assets as substandard, $4.8 million as doubtful and none as loss.  This compares to classifications at September 30, 2008 of $15.8 million as substandard, $88,000 as doubtful and none as loss.  As of March 31, 2009, $19.9 million out of a total of $37.6 million of substandard assets is attributable to the trust preferred securities identified above.  See Note 9 to Notes to Consolidated Financial Statement.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2009 reflects an adequate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

At March 31, 2009, the Company has established an allowance for loan losses totaling $11.2 million, or 154.6% of non-performing loans, compared to $5.7 million, or 76.3% of non-performing loans at September 30, 2008.  Excluding the current period allowance related to MPS and its seasonal tax business line, the ratio of allowance to non-performing loans would have been 53.6% at March 31, 2009.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and six months ended March 31, 2009 and 2008.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2009	2008	2009	2008

Beginning balance	$7,741	$4,370	$5,732	$4,493
Provision for loan losses	10,270	200	12,399	70
Charge-offs	(7,293)	(5)	(7,414)	(30)
Recoveries	506	16	507	48
Ending balance	$11,224	$4,581	$11,224	$4,581

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that: (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2008 and contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance as of both March 31, 2009 and September 30, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Goodwill and Intangible Assets.  Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition.  Intangible assets include patents filed by the MPS Division.  Goodwill and intangible assets are tested annually for impairment or more often if conditions indicate a possible impairment.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate future cash flows, risk-adjusted discount rates, future economic and market conditions, comparison of the Company’s market value to book value and determination of appropriate market comparables.  Actual future results may differ from those estimates.

Each quarter the Company evaluates the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Assumptions and estimates about future values and remaining useful lives of the Company’s intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and internal forecasts. Although the Company believes the historical assumptions and estimates used are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.

Self-Insurance.  The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $50,000 per individual occurrence with a maximum aggregate limit for each employee of $2.0 million.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process which may differ significantly from other methodologies and still produce an estimate in accordance with GAAP.  Although management believes it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.

Deferred Tax Assets.  The company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to income for the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not.  An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance.  There was no deferred tax valuation allowance at March 31, 2009 or September 30, 2008.

Other-Than-Temporary Impairment.  Management evaluates the Company’s available for sale securities for other-than-temporary impairment at least on a quarterly basis, and more often if economic or market concerns warrant such evaluation.  Such factors management uses to determine impairment are:  (i) the length of time and extent to which the market value has been less than cost, (ii) the financial condition and near-term prospects of the issuer including specific events, (iii) the Company’s intent and ability to hold the investment to the earlier of maturity or recovery in fair value, (iv) the implied and historical volatility of the security and (v) any downgrades by rating agencies.

RESULTS OF OPERATIONS

General.  The Company recorded income from continuing operations of $1.2 million, or $0.45 per diluted share, for the three months ended March 31, 2009 compared to $1.2 million, or $0.46 per diluted share, for the same period in fiscal year 2008.  Including discontinued operations, net income was $1.2 million, or $0.45 per diluted share for the three months ended March 31, 2009 compared to $3.0 million, or $1.16 per diluted share for the same period in fiscal year 2008.  Net earnings in the current period were primarily impacted by increased income from the successful expansion of the MPS division’s program with one of its tax preparation partners and higher card fees from all of MPS’ primary programs and services as well as higher net interest income.  Offsetting these factors, in part, were higher operating expenses at MPS due to the seasonal tax programs, increases in new programs and cards issued and an increased provision for loan losses due to the start-up of one of MPS’s credit-related programs described below.  In addition, the Company recorded an additional provision in connection with two commercial borrowers.

The Company recorded income from continuing operations of $1.8 million, or $0.71 per diluted share,  for the six months ended March 31, 2009 compared to $413,000, or $0.16 per diluted share, for the same period in fiscal year 2008.  Including discontinued operations, net income was $1.8 million, or $0.71 per diluted share for the six months ended March 31, 2009 compared to $2.3 million, or $0.87 per diluted share for the same period in fiscal year 2008.  Net earnings for the six month period ended March 31, 2009 were impacted by the aforementioned factors.

Net earnings in the prior year three and six month period ended March 31, 2008 were impacted by an after-tax gain of $1.8 million resulting from the sale of the Company’s commercial banking subsidiary, MetaBank WC.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.  Excluding this prior year non-recurring event, earnings remained stable at $1.2 million for both of the second quarters.

Net interest income.  Net interest income from continuing operations for the second quarter of fiscal year 2009 increased by $2.0 million, or 32.3%, to $8.2 million from $6.2 million for the same period in the prior fiscal year.  Net interest margin increased to 3.96% for the second quarter of 2009 as compared to 3.59% for the same period in 2008.  The increase in net interest income is primarily attributable to two factors: lower rates paid on interest-bearing liabilities, from 2.09% in the 2008 quarter to 1.06% in 2009 and higher yields on the loan portfolio and mortgage-backed securities portfolio.  As of March 31, 2009, low- and no-cost checking deposits represented 79% of total deposits compared to 76% one year earlier.  The increase was driven by a 39% increase (totaling $131.3 million) in MPS deposits as compared to one year earlier.  Average non-interest-bearing deposits as a percent of total average deposits and interest-bearing liabilities was 65.5% in the current quarter compared to 51.5% for the same quarter a year ago.  In addition to lower rates on all interest-bearing liabilities, the volume of borrowings also decreased due to the deposit increases.

For the six month period ended March 31, 2008 net interest income was $14.4 million compared to $11.5 million for the same period in the prior fiscal year.  Contributing to this increase was an 18% increase in earning assets and a 22 basis point increase in net interest margin as reduced funding costs outpaced lower asset yields.

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  No tax equivalent adjustments have been made.  Non-accruing loans have been included in the table as loans carrying a zero yield.  Balances related to discontinued bank operations have been reclassified to non-interest-earning assets and non-interest-bearing liabilities for all periods presented.

	2009			2008
	Average	Interest		Average	Interest
Three Months Ended March 31,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$424,580	$7,537	7.20%	$426,059	$6,599	6.23%
Mortgage-backed securities	249,101	2,797	4.55%	212,773	2,339	4.42%
Other investments and fed funds sold	170,991	200	0.47%	58,388	957	6.59%
Total interest-earning assets	844,672	$10,534	5.06%	697,220	$9,895	5.71%
Non-interest-earning assets	98,735			63,773
Total assets	$943,407			$760,993

Non-interest bearing deposits	$573,119	$—	0.00%	$364,811	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,656	9	0.23%	16,613	32	0.77%
Savings	9,742	10	0.42%	10,201	28	1.10%
Money markets	37,703	93	1.00%	56,447	353	2.52%
Time deposits	155,526	1,317	3.43%	143,762	1,617	4.52%
FHLB advances	55,797	669	4.86%	70,443	864	4.93%
Other borrowings	26,930	191	2.88%	46,578	785	6.78%
Total interest-bearing liabilities	301,354	2,289	3.08%	344,044	3,679	4.30%
Total deposits and interest-bearing liabilities	874,473	$2,289	1.06%	708,855	$3,679	2.09%
Other non-interest bearing liabilities	18,685			9,788
Total liabilities	893,158			718,643
Shareholders’ equity	50,249			42,350
Total liabilities and shareholders’ equity	$943,407			$760,993
Net interest income and net interest rate spread including non-interest bearing deposits		$8,245	4.00%		$6,216	3.62%

Net interest margin			3.96%			3.59%

	2009			2008
	Average	Interest		Average	Interest
Six Months Ended March 31,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$433,217	$13,909	6.44%	$398,281	$12,877	6.47%
Mortgage-backed securities	216,333	4,805	4.45%	178,659	3,846	4.31%
Other investments and fed funds sold	123,860	546	0.88%	76,079	2,071	5.44%
Total interest-earning assets	773,410	$19,260	4.99%	653,019	$18,794	5.76%
Non-interest-earning assets	91,152			50,263
Total assets	$864,562			$703,282

Non-interest bearing deposits	$483,960	$—	0.00%	$320,809	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,157	20	0.26%	15,804	75	0.95%
Savings	9,449	21	0.45%	10,327	75	1.45%
Money markets	39,568	236	1.20%	60,893	910	2.99%
Time deposits	154,833	2,696	3.49%	147,860	3,395	4.59%
FHLB advances	58,325	1,388	4.77%	68,539	1,795	5.24%
Other borrowings	40,152	494	2.47%	30,925	1,054	6.82%
Total interest-bearing liabilities	317,484	4,855	3.07%	334,348	7,304	4.37%
Total deposits and interest-bearing liabilities	801,444	$4,855	1.21%	655,157	$7,304	2.23%
Other non-interest bearing liabilities	15,131			7,285
Total liabilities	816,575			662,442
Shareholders’ equity	47,987			40,840
Total liabilities and shareholders’ equity	$864,562			$703,282
Net interest income and net interest rate spread including non-interest bearing deposits		$14,405	3.78%		$11,490	3.53%

Net interest margin			3.74%			3.52%

Provision for loan loss.  The Company recorded a provision for loan losses in the second quarter of fiscal year 2009 of $10.3 million compared to a provision of $200,000 for the same period in the prior fiscal year.  $6.1 million related to the Company’s Meta Payment Systems® (“MPS”) division and the start-up and completion of loan originations offered in collaboration with MPS’ tax preparation partner.  The loan proceeds were placed on a prepaid card issued by the Bank and generally are systematically repaid by the taxpayer’s refund from the Internal Revenue Service.  In addition to the Company’s loss provision, the contractual arrangement with this partner provides for substantial, but not full, credit loss protection mechanisms which the Company does not foresee the need to utilize during the current fiscal year due to satisfactory portfolio performance.  Most of the revenue and income for this program occurred in the fiscal second quarter and exceeds the loan loss provision.  The Company’s traditional bank segment also recorded an additional provision for loan losses in the amount of $4.2 million in connection with two commercial borrowers.  For the six months ended March 31, 2009 the Company recorded a provision of $12.4 million compared to a provision of $70,000 for the same period in the prior fiscal year due to the aforementioned factors.  Also see Note 3 to the Notes to Condensed Consolidated Financial Statements  and “Non-performing Assets and Allowance for Loan Losses” herein for further discussion.

Non-interest income.  Non-interest income increased by $21.3 million, or 173.2%, to $33.6 million from $12.3 million in the prior fiscal year second quarter.  The increase is the result of higher fee income earned on prepaid debit cards, income tax related programs and other products and services offered by MPS.  Fees earned on prepaid debit cards from tax related programs, rebate, gift, travel and other payment systems products and services were $33.0 million for the second quarter of fiscal year 2009, compared to $11.5 million for the same quarter in fiscal year 2008.  For the six months ended March 31, 2009, non-interest income increased by $30.7 million, or 166.8%, to $49.1 million from $18.4 million for the same period in the prior fiscal year.  Fees earned on prepaid debit cards relating to tax programs and other payment systems products and services were $48.1 million for the six months ended March 31, 2009, compared to $17.0 million for the same period in fiscal year 2007.

Non-interest expense.  Non-interest expense increased by $13.3 million, or 81.1%, to $29.7 million for the second quarter of fiscal year 2009 from $16.4 million for the same quarter in fiscal year 2008.  Non-interest expense increased by $19.1 million, or 65.6%, to $48.2 million for the six months ended March 31, 2009 from $29.1 million for the same period in fiscal year 2008.

Costs associated with the operational support of products at MPS also increased.  Card processing expenses rose $9.9 million from $5.0 million in the second quarter of fiscal year 2008 to $14.9 million in the current quarter.  For the six months ended March 31, 2009, card processing expense totaled $20.1 million, compared to $8.1 million for the same period in the prior fiscal year.  These expenses primarily stem from the aforementioned tax programs and growth in other programs managed by MPS.

Compensation expense rose $1.8 million to $8.3 million for the three months ended March 31, 2009 as compared to $6.5 million for the same period in fiscal 2008.  For the six months ended March 31, 2009, compensation expense totaled $15.8 million, compared to $12.2 million for the same period in the prior fiscal year.  The increase represents the addition of management, client relations, compliance and operations support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Many of the new employees are focused on supporting new business growth and the expansion of existing MPS products and services.

The Company’s occupancy and equipment expense also rose during the second quarter of fiscal year 2009 as compared to the same period in the prior fiscal year.  Occupancy and equipment expense for the second quarter of fiscal year 2009 was $2.0 million compared to $1.8 million for the same period in fiscal year 2008.  Occupancy and equipment expense for the six months ended March 31, 2009 was $3.9 million compared to $3.0 million for the same period in fiscal year 2008.  Both quarter and year-to-date increases were due to supporting new product lines and increasing market penetration of MPS products and services

Legal and consulting expense was $925,000 for the second quarter of fiscal year 2009, up $135,000 or 17.1% from the same period in 2008.  Legal and consulting expense was $2.0 million for the six months ended March 31, 2009, up $800,000 or 66.7% from the same period in 2008.  The increase related to MPS growth and patent applications, resolution of previously disclosed customer fraud issues and general corporate matters.

The Company’s data processing expense also rose during the second quarter of fiscal year 2009 as compared to the same period in the prior fiscal year due to increased transaction volumes from MPS programs.  Data processing expense for the second quarter of fiscal year 2009 was $816,000 compared to $322,000 for the same period in fiscal year 2008.  Data processing expense for the six months ended March 31, 2009 was $1.3 million compared to $582,000 for the same period in fiscal year 2008.

The Company’s other non-interest expense totaled $2.2 million for the second quarter of fiscal year 2009 as compared to $1.6 million for the same period in fiscal 2008.  Regulatory expense increased $346,000 due to increased FDIC assessments and insurance and surety bond costs increased $200,000 as compared to the same period in 2008.  Other non-interest expense for the six months ended March 31, 2009 was $4.3 million compared to $3.3 million for the same period in fiscal year 2008.  Regulatory expense increased $547,000 and insurance and surety bond costs increased $318,000 as compared to the same period in 2008.

Management expects that these costs will continue to increase as MPS introduces more programs and issues more cards.  However, it is anticipated that overall costs will represent a gradually diminishing portion of total revenue over time. The second fiscal quarter was the second consecutive quarter that this ratio improved.

Income tax expense.  Income tax expense from continuing operations for the second quarter of fiscal year 2009 was $760,000, or an effective tax rate of 39.3%, compared to $743,000, or an effective tax rate of 38.2%, for the same period in the prior fiscal year.  For the six months ended March 31, 2009, the Company recorded an income tax expense from continuing operations in the amount of $1.1 million, or an effective tax rate of 37.4%, compared to $281,000, or an effective tax rate of 40.5% for the same period in the prior fiscal year.  The change in tax expense is primarily due to the change in income from continuing operations before income tax expense.  The Company’s recorded income tax expense was also impacted by permanent differences between book and taxable income.

Discontinued Operations.  The Company reported no income from discontinued operations in the current fiscal year compared to income of $1.8 million and $1.9 million for the prior three and six month periods ended March 31, 2008, respectively.  The prior year was impacted by a $1.8 million after-tax gain on sale of MetaBank WC.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2009, the Company had commitments to originate and purchase loans totaling $52.3 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth MetaBank’s actual capital and required capital amounts and ratios at March 31, 2009 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At March 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$58,382	6.54%	$13,384	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	58,382	6.54	35,691	4.00	$44,614	5.00%
Tier 1 (core) capital (to risk-weighted assets)	58,382	10.03	23,277	4.00	34,915	6.00
Total risk-based capital (to risk-weighted assets)	65,656	11.28	46,554	8.00	58,192	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At March 31, 2009, MetaBank exceeded minimum requirements for the well capitalized category.

OTHER RECENT MATTERS

In response to the current national and international economic recession, the U.S. government has taken a variety of actions intended to stimulate the national economy, including the passage of legislation, such as the Emergency Economic Stabilization Act of 2008 (the “EESA”), and the implementation of certain programs by federal agencies.

The first program put forth by the U.S. Treasury pursuant to its authority under the EESA was the Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”).  Pursuant to the CPP, the US Treasury, on behalf of the US government, intends to purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions that applied to receive funds.  The CPP is intended to shore up bank capital and to stimulate lending.

Another recently implemented program intended to stabilize the nation’s banking system is the Term Asset-Backed Securities Loan Facility (the “TALF”) promulgated by the Board of Governors of the Federal Reserve System.  The program, which became operational in March, 2009, is intended to increase credit availability and support economic activity by facilitating renewed issuance of consumer and small business asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).  Under TALF, the Federal Reserve Bank of New York will finance the purchase of eligible ABS and CMBS by investors that own eligible collateral so long as such investor maintains an account relationship with a primary dealer.  Generally, eligible ABS must be newly issued, highly rated ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration.  Eligible CMBS must also meet certain requirements, including:  (i) it must entitle its holders to payments of principal and interest throughout its remaining term, (ii) it must bear interest at a fixed pass-through rate or at a rate based on the weighted average of the underlying fixed mortgage rates, and (iii) the CMBS must not be junior to other securities with claims on the same pool of loans.  Minimum loan sizes under the TALF will be $10 million and TALF loans will generally have a three year maturity.  Starting in June 2009, however, TALF loans secured by SBA Pool Certificates, SBA Development

Company Participation Certificates, or ABS secured by student loans or commercial mortgages will have a five-year maturity if the borrower so elects.

In response to the current reserve ratios of the Deposit Insurance Fund, and the need to restore it to its statutory minimum, the Federal Deposit Insurance Corporation (the “FDIC”) announced in February, 2009, a 20 basis-point special assessment on deposits as of June 30, 2009, payable on September 30, 2009.  In addition, the FDIC made changes to its risk-based assessment rates effective April 1, 2009.

Finally, the FDIC promulgated a temporary liquidity guarantee program that had both a debt guarantee component, whereby the FDIC agreed to guarantee certain senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and an account transaction guarantee component, whereby the FDIC agreed to insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as lawyers’ trust accounts, payment processing accounts, payroll accounts and working capital accounts through December 31, 2009.  MetaBank opted out of participation in both of these programs, however.

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

Presented below (including discontinued operations), as of March 31, 2009 and September 30, 2008, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  At March 31, 2009, the Company was similarily exposed to an adjustment in market value in an increasing interest rate environment compared to September 30, 2008.  Down 100 basis points and down 200 basis points are not presented for March 31, 2009 due to the extremely low rate environment.  At both March 31, 2009 and September 30, 2008, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  As of March 31, 2009, MetaBank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rates	Board Limit	At March 31, 2009		At September 30, 2008
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
+200 bp	(20)%	$(6,001)	(14)%	$(10,035)	(14)%
+100 bp	(10)	(5,628)	(7)	(4,739)	(7)
0 bp (Base Case)	—	—	—	—	—
-100 bp	(10)	—	—	2,447	4
-200 bp	(20)	—	—	668	1

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.                                    Legal Proceedings — See “Legal Proceedings” of Note 5 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.                          Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008 as well as in our Quarterly Report on Form 10-Q for the period ended December 31, 2008.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.                                    Defaults Upon Senior Securities — None

Item 4.                                    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on January 26, 2009 (the “Annual Meeting”), the shareholders elected the three individuals nominated to serve as directors until 2012 or until their respective successors are elected and qualified, as set forth in Proposal I in the Company’s Proxy Statement relating to the Annual Meeting.  The three individuals elected, and the number of votes cast for, or withheld, with respect to each of them, is as follows:

James S. Haahr	For: 2,189,908	Vote Withheld: 206,648
Jeanne Partlow	For: 2,144,393	Vote Withheld: 252,163
Frederick V. Moore	For: 2,199,843	Vote Withheld: 196,713

The following directors continue to serve on the Board of Directors following the Annual Meeting:  J. Tyler Haahr, E. Wayne Cooley, E. Thurman Gaskill, Bradley C. Hanson and Rodney G. Muilenburg.

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

META FINANCIAL GROUP, INC.

Date:	May 14, 2009	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President, and Chief Executive Officer

Date:	May 14, 2009	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President and Chief Financial Officer