Form 10-K/A
period 2008-09-30
META FINANCIAL GROUP INC
filed 2009-07-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of June 26, 2009, there were outstanding 2,602,655 shares of the Registrant’s Common Stock.

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

FORM 10-K/A

i

META FINANCIAL GROUP, INC.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

For the reasons stated by the Registrant in its Form 8-K filed on June 26, 2009, this Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008, includes a restated consolidated statement of financial condition, consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of shareholders’ equity and consolidated statement of cash flows as of and for the fiscal year ended September 30, 2008. Earnings per share, segment, and quarterly data have also been restated for all periods presented. For more information concerning these restatements, see Note 22 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.  See also Part II, Item 9A(T) (Controls and Procedures) for a discussion of the impact of the matters described in the Form 8-K filed on June 26, 2009 on the Company’s disclosure controls and procedures and internal control over financial reporting.

ii

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

MetaBank, the only direct, active full service banking subsidiary of Meta Financial, is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company that provides services nationwide.  The Company provides a full range of financial services.  The principal business of MetaBank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, and consumer and commercial business loans primarily in MetaBank’s market areas.  MetaBank’s lending activities have expanded in recent years to include an increased emphasis on originations of commercial and multi-family real estate loans and commercial business loans.  MetaBank also purchases loan participations from time to time from other financial institutions.  These loans typically are collateralized by commercial real estate and commercial businesses.  In 2004, MetaBank created a division known as MPS, which issues various prepaid cards, consumer credit products, and sponsors ATMs into various debit networks and offers other payment industry products and services.  MPS generates fee income and low- and no-cost deposits for MetaBank through its activities.  As noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included  in Item 7 of this Annual Report on Form 10-K/A, MPS is expanding and playing a significant role in the Company’s financial performance.

MetaBank also purchases mortgage-backed securities and other investments permissible under applicable regulations.  Meta Financial also owns Meta Trust, a South Dakota trust corporation.  At September 30, 2008, the Company had total assets of $756.4 million, deposits of $546.0 million, and shareholders’ equity of $45.7 million.

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

More recently, the Company has focused its lending activities on the origination of commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, commercial construction loans.  The Company also continues to originate one-to-four family mortgage loans, consumer loans and agriculturally related loans.  The Company originates most of its loans in its primary market area.  At September 30, 2008, the Company’s net loan portfolio totaled $427.9 million, or 56.6% of the Company’s total assets.

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

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K/A.

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

As of September 30, 2008, the Company’s entire investment and mortgage-backed securities portfolios were classified as available for sale.  For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

As of September 30, 2008, investment and mortgage-backed securities with fair values of approximately $82.1 million were pledged as collateral for MetaBank’s FHLB advances and reverse repurchase agreements.  For additional information regarding the Company’s collateralization of borrowings, see Notes 9 and 10 to the “Notes to Consolidated Financial Statement,” which is included in Part II, Item 8 “ Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

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

As of September 30, 2008, MetaBank exceeded all of its regulatory capital requirements with core, tangible and risk-based capital ratios of 7.35%, 7.35% and 10.89% respectively, and was designated as “well-capitalized” under federal guidelines.  See Note 15 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A.

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

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on Westown Parkway, West Des Moines, Iowa, on North Minnesota Avenue, Sioux Falls, South Dakota, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, the administrative and MPS offices located on Broadband Lane in Sioux Falls, Omaha and the non-retail service branch in Memphis, Tennessee.  In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, the land on which the buildings were constructed is leased.  The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2008 was $22.0 million.  See Note 7 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

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

Item 6.                    Selected Financial Data

SEPTEMBER 30,	2008	2007	2006	2005	2004
	(As Restated)
SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

Total assets	$756,404	$686,080	$740,921	$775,839	$780,799
Loans receivable, net	427,928	355,612	368,959	415,568	381,406
Securities available for sale	203,834	158,701	172,444	213,245	290,186
Goodwill and intangible assets	2,206	1,508	1,508	1,508	1,508
Deposits	545,972	522,978	538,169	510,258	433,928
Total borrowings	147,683	78,534	114,789	176,857	241,354
Shareholders’ equity	45,733	48,098	45,099	42,959	47,274

YEAR ENDED SEPTEMBER 30,	2008	2007	2006	2005	2004
	(As Restated)
SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$37,418	$37,774	$38,112	$38,368	$33,433
Total interest expense	13,415	16,967	19,611	20,305	16,894
Net interest income	24,003	20,807	18,501	18,063	16,539
Provision for loan losses	2,715	3,168	310	4,713	473
Net interest income after provision for loan losses	21,288	17,639	18,191	13,350	16,066
Total non-interest income	37,696	21,858	13,495	3,502	3,296
Total non-interest expense	61,820	36,958	26,641	17,995	13,797
Income (loss) from continuing operations before income tax expense (benefit)	(2,836)	2,539	5,045	(1,143)	5,565
Income tax expense (benefit)	(1,002)	1,227	1,666	(491)	1,903
Income (loss) from continuing operations	(1,834)	1,312	3,379	(652)	3,662
Income (loss) from discontinued operations, net of tax	811	(141)	309	(272)	325
Net income (loss)	(1,023)	1,171	3,688	(924)	3,987

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.71)	$0.52	$1.36	$(0.27)	$1.48
Income (loss) from discontinued operations	0.31	(0.06)	0.12	(0.11)	0.13
Net income (loss)	$(0.40)	$0.46	$1.48	$(0.38)	$1.61

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.69)	$0.50	$1.34	$(0.27)	$1.46
Income (loss) from discontinued operations	0.31	(0.05)	0.12	(0.11)	0.13
Net income (loss)	$(0.38)	$0.45	$1.46	$(0.38)	$1.59

YEAR ENDED SEPTEMBER 30,	2008	2007	2006	2005	2004
	(As Restated)
SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	-0.14%	0.17%	0.49%	-0.12%	0.51%
Return on average assets-continuing operations	-0.24%	0.19%	0.45%	-0.08%	0.47%
Return on average equity	-2.27%	2.69%	8.55%	-2.04%	8.69%
Return on average equity-continuing operations	-4.07%	3.01%	7.83%	-1.44%	7.98%
Net interest margin-continuing operations	3.51%	3.38%	2.85%	2.59%	2.44%
Operating expense to average assets-continuing operations	8.25%	5.26%	3.55%	2.29%	1.78%

QUALITY RATIOS-Continuing Operations
Non-performing assets to total assets at end of year	0.99%	0.38%	0.72%	0.84%	0.09%
Allowance for loan losses to non-performing loans	76%	196%	121%	373%	706%

CAPITAL RATIOS
Shareholders’ equity to total assets at end of period	6.05%	7.01%	6.09%	5.54%	6.05%
Average shareholders’ equity to average assets	6.01%	6.20%	5.76%	5.77%	5.91%

OTHER DATA
Book value per common share outstanding	$17.57	$18.57	$17.79	$17.16	$18.98
Dividends declared per share	0.52	0.52	0.52	0.52	0.52
Number of full-service offices	13	17	19	17	16

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts on this Form 10-K/A: Part II, Item 8 “Consolidated Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Description of Business.”

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

As of September 30, 2008, the Company’s assets grew by $70.3 million, or 10.3%, to $756.4 million compared to $686.1 million at September 30, 2007, including the sale of approximately $35.8 million of assets as part of the MetaBank WC sale during the second quarter of fiscal 2008.  See Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion on discontinued operations.  The increase in assets was reflected primarily in increases in the Company’s securities, loan portfolios and other assets offset in part by decreases in the Company’s cash, federal funds sold and assets related to discontinued operations.

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

Investment securities available for sale, including mortgage-backed securities, increased $45.1 million, or 28.4%, to $203.8 million at September 30, 2008, as investment purchases exceeded related maturities, sales, and principal paydowns.  The Company’s portfolio of investment securities available for sale consists primarily of mortgage-backed securities with balloon maturities, which have relatively short expected lives and limited maturity extension risk.  During fiscal year 2008, the Company purchased $102.8 million of mortgage-backed securities with average lives of three to four years or stated finals of approximately eleven years or less and sold mortgage-backed securities in the amount of $17.0 million.  See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

The Company’s portfolio of net loans receivable increased by $72.3 million, or 20.3%, to $427.9 million at September 30, 2008 from $355.6 million at September 30, 2007.  The Company’s loan growth primarily relates to strong demand for commercial real estate and agricultural real estate loans.  All categories of loans experienced growth except for commercial and agricultural business loans, both of which decreased.  See Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

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

Assets related to discontinued operations, held for sale, decreased 100.0% or $35.8 million from the levels at September 30, 2007 due to the sale of MetaBank WC on March 28, 2008.  See Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A for further discussion on discontinued operations.

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

The Company’s total borrowings increased $69.1 million, or 88.0%, much of which is due to a short-term borrowing need at the end of the quarter, to $147.7 million at September 30, 2008 from $78.5 million at September 30, 2007.  See Notes 9, 10, and 11 to the “Notes to Consolidated Financial

Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

The Company’s contingent liability for potential loss on certificates of deposit fraud increased $4.3 million for fiscal 2008 as compared to the prior year.  This liability is offset by the above referenced bond insurance receivable recorded during the first quarter of fiscal 2008.

Liabilities related to discontinued operations, held for sale, decreased 100.0% or $30.9 million from the levels at September 30, 2007 due to the sale of MetaBank WC on March 28, 2008.  See Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A for further discussion on discontinued operations.

At September 30, 2008, the Company’s shareholders’ equity totaled $45.7 million, down $2.4 million from $48.1 million at September 30, 2007.  The decrease was related to an unfavorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio and payment of dividends on the Company’s common stock.  The above was partially offset by an increase to additional paid in capital as a result of stock compensation payments for fiscal 2008.  At September 30, 2008, MetaBank continues to meet regulatory requirements for classification as a well-capitalized institution.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

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

Comparison of Operating Results for the Years Ended

September 30, 2008 and September 30, 2007

General.  The Company’s loss from continuing operations was $1.8 million, or $0.69 per diluted share, for the year ended September 30, 2008 compared to income of $1.3 million, or $0.50 per diluted share, for the year ended September 30, 2007.  Including discontinued operations, the Company recorded net loss of $1.0 million, or $0.38 per diluted share, for the year ended September 30, 2008 compared to $1.2 million, or $0.45 per diluted share, for the year ended September 30, 2007.  Net earnings in fiscal 2008 were impacted by a pre-tax gain of $2.3 million resulting from the sale of the Company’s commercial banking subsidiary, MetaBank WC.  See Note 2 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A for further information on discontinued operations.  Fiscal year 2008 income was reduced by the settlement expense for the Dan Nelson-related lawsuits as well as an increase in provision expense related to one borrower’s apparently fraudulent actions against the Bank (and other banks) in obtaining several commercial real estate and commercial operating loans.  Additionally, earnings were positively impacted by increased income from card fees from all of MPS’ programs and services, loan growth and higher net interest income.  In particular, MPS-related card fees for the fiscal 2008 grew by 125.3% over the prior fiscal year.  Offsetting these factors, in part, were higher operating expenses as MPS continued to build its supporting infrastructure, operational scalability, and product development capacity.  Earnings in fiscal year 2007 were impacted by a large provision for loan losses related primarily to an impairment on a commercial loan relationship of $5.0 million related to fraud by the borrower and a gain on the sale of four branches in northwest Iowa of $3.3 million.

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

	2008			2007			2006
	Average	Interest		Average	Interest		Average	Interest
Year Ended September 30,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans receivable	$413,866	$25,909	6.26%	$354,465	$25,584	7.22%	$390,002	$27,948	7.17%
Mortgage-backed securities	194,785	8,484	4.36%	135,007	5,500	4.07%	163,032	6,185	3.79%
Other investments	74,809	3,025	4.04%	126,853	6,690	5.27%	96,416	3,979	4.13%
Total interest-earning assets	683,460	$37,418	5.47%	616,325	$37,774	6.13%	649,450	$38,112	5.87%
Non-interest-earning assets	65,536			86,502			99,960
Total assets	$748,996			$702,827			$749,410

Non-interest bearing deposits	$341,624	$—	0.00%	$230,930	$—	0.00%	$147,520	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,075	104	0.69%	22,004	538	2.45%	21,852	789	3.61%
Savings	10,072	105	1.04%	17,586	471	2.68%	46,822	1,388	2.96%
Money markets	61,592	1,478	2.40%	67,087	2,301	3.43%	83,486	2,354	2.82%
Time deposits	139,868	6,071	4.34%	183,505	8,355	4.55%	215,815	8,225	3.81%
FHLB advances	103,768	3,960	3.82%	77,433	4,091	5.28%	115,102	5,488	4.77%
Other borrowings	20,965	1,697	8.09%	18,172	1,211	6.66%	26,846	1,367	5.09%
Total interest-bearing liabilities	351,340	13,415	3.82%	385,787	16,967	4.40%	509,923	19,611	3.85%
Total deposits and interest-bearing liabilities	692,964	$13,415	1.94%	616,717	$16,967	2.75%	657,443	$19,611	2.98%
Other non-interest bearing liabilities	11,000			42,557			48,831
Total liabilities	703,964			659,274			706,274
Shareholders’ equity	45,032			43,553			43,136
Total liabilities and shareholders’ equity	$748,996			$702,827			$749,410
Net interest income and net interest rate spread including non-interest bearing deposits		$24,003	3.54%		$20,807	3.38%		$18,501	2.89%

Net interest margin			3.51%			3.38%			2.85%

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

Discontinued Operations.  Income (loss) from discontinued operations was income of $811,000 for fiscal 2008 compared to a loss of $141,000 for fiscal 2007.  The increase was primarily related to the gain on sale of MetaBank WC. See Note 2 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A for further discussion on discontinued operations.

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

Discontinued Operations.  Income (loss) from discontinued operations was a loss of $141,000 for fiscal year 2007 compared to income of $309,000 for fiscal year 2006.  The decrease was primarily related to an increase in provision for loan losses in the amount of $703,000 as compared to the prior fiscal year.  See Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8

“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A for further discussion on discontinued operations.

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A, as well as the portion of this Management’s Discussion and Analysis section entitled “Asset Quality.”  Although management believes the levels of the allowance as of both September 30, 2008 and September 30, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.  See Notes 1 and 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

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

Asset Quality

It is management’s belief, based on information available at fiscal year end, that the Company’s current asset quality is satisfactory. At September 30, 2008, nonperforming assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, foreclosed real estate, and repossessed consumer property, totaled $7.5 million, or 0.99% of total assets, compared to $2.6 million, or 0.38% of total assets, at September 30, 2007.  This increase primarily relates to one commercial operating loan of $4.6 million for which the Bank has set aside a $1.0 million reserve.

Impaired/non-accruing and restructured loans at September 30, 2008 totaled $7.5 million. There were no foreclosed real estate and repossessed assets at September 30, 2008.

The Company maintains an allowance for loan losses because of the potential that some loans may not be repaid in full. See Note 1 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. At September 30, 2008, the Company had an allowance for loan losses in the amount of $5.7 million as compared to $4.5 million at September 30, 2007.  Management’s periodic review of the adequacy of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall loan portfolio and is available for any loan charge-offs that may occur. As stated previously, there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company’s bank is subject to review by the OTS, which has the authority to require management to make changes to the allowance for loan losses.

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

At September 30, 2008, $3.5 million of the allowance for loan losses was allocated to impaired loans, representing 22.2% of the related loan balances. See Note 5 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A. $113,000 of the allowance was allocated to other identified problem loan situations, representing 1.4% of the related loan balances, and $2.1 million, representing 0.5% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and general economic conditions. At September 30, 2007, $1.5 million of the allowance for loan losses was allocated to impaired loans, representing 65.1% of the related loan balances. $639,000 was allocated to other identified problem loan situations, and $2.4 million was allocated against losses from the overall loan portfolio based on historical loss experience and general economic conditions.

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

At September 30, 2008, the Company had unfunded loan commitments of $57.4 million. See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.  Certificates of deposit scheduled to mature in one year or less from September 30, 2008 totaled $81.5 million. Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

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

During July 2001, the Company’s unconsolidated trust subsidiary, First Midwest Financial Capital Trust I, sold $10.0 million in floating rate cumulative preferred securities. Proceeds from the sale were used to purchase subordinated debentures of Meta Financial Group, which mature in the year 2031, and are redeemable at any time after five years. The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July

25, 2007. The Company used the proceeds for general corporate purposes. See Note 11 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

The Company and its banking subsidiary, MetaBank, met regulatory requirements for classification as well capitalized institutions. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. The Company does not anticipate any significant changes to its capital structure.

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

Off-Balance Sheet Financing Arrangements

For discussion of the Company’s off-balance sheet financing arrangements, see Note 16 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Depending on the extent to which the commitments or contingencies described in Note 16 occur, the effect on the Company’s capital and net income could be significant.

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

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS No. 141R”).  SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R is effective October 1, 2009.  The Company is currently evaluating the impact that the Statement will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”) which is effective for the Company beginning October 1, 2009.  SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries in the same way—as equity in the consolidated financial statements. The Company does not currently have any noncontrolling interest in the consolidated financial statements.

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

Item 8.                    Consolidated Financial Statements and Supplementary Data

                                                                KPMG LLP

                                                                2500 Ruan Center

                                                                666 Grand Avenue

                                                                Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

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

As discussed in note 22 to the consolidated financial statements, the consolidated financial statements as of and for the year ended September 30, 2008 have been restated.

December 12, 2008

Except for note 22

which is as of July 6, 2009

KPMG LLP, a U.S. limited liability partnership, is the U.S.

member firm of KPMG International, a Swiss cooperative.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors

Meta Financial Group, Inc. and Subsidiaries

Storm Lake, Iowa

We have audited the consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	September 30, 2008	September 30, 2007
	(As Restated)
Cash and due from banks	$2,963	$1,210
Interest-bearing deposits in other financial institutions	—	10,110
Total cash and cash equivalents	2,963	11,320
Federal funds sold	5,188	75,000
Investment securities available for sale	19,711	25,960
Mortgage-backed securities available for sale	184,123	132,741
Loans receivable - net of allowance for loan losses of $5,732 at September 30, 2008 and $4,493 at September 30, 2007	427,928	355,612
Federal Home Loan Bank stock, at cost	8,092	4,015
Accrued interest receivable	4,497	4,189
Bond insurance receivable	6,098	—
Premises, furniture, and equipment, net	21,992	19,707
Bank-owned life insurance	12,758	12,261
Assets related to discontinued operations, held for sale	—	35,770
Goodwill and intangible assets	2,206	1,508
MPS accounts receivable	50,046	1,748
Other assets	10,802	6,249

Total assets	$756,404	$686,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$355,020	$260,098
Interest-bearing checking	15,029	14,600
Savings deposits	9,394	10,265
Money market deposits	43,038	81,292
Time certificates of deposit	123,491	156,723
Total deposits	545,972	522,978
Advances from Federal Home Loan Bank	132,025	68,000
Securities sold under agreements to repurchase	5,348	224
Subordinated debentures	10,310	10,310
Accrued interest payable	578	842
Contingent liability	4,293	—
Liabilities related to discontinued operations, held for sale	—	30,949
Accrued expenses and other liabilities	12,145	4,679
Total liabilities	710,671	637,982

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,601,103 and 2,589,717 shares outstanding at September 30, 2008 and September 30, 2007, respectively	30	30
Additional paid-in capital	23,058	21,958
Retained earnings - substantially restricted	34,442	36,805
Accumulated other comprehensive (loss)	(5,022)	(3,345)
Unearned Employee Stock Ownership Plan shares	—	(377)
Treasury stock, 356,896 and 368,282 common shares, at cost, at September 30, 2008 and September 30, 2007, respectively	(6,775)	(6,973)
Total shareholders’ equity	45,733	48,098

Total liabilities and shareholders’ equity	$756,404	$686,080

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,
	2008	2007	2006
	(As Restated)
Interest and dividend income:
Loans receivable, including fees	$25,909	$25,584	$27,948
Mortgage-backed securities	8,484	5,500	6,185
Other investments	3,025	6,690	3,979
	37,418	37,774	38,112
Interest expense:
Deposits	7,758	11,664	12,756
FHLB advances and other borrowings	5,657	5,303	6,855
	13,415	16,967	19,611
Net interest income	24,003	20,807	18,501
Provision for loan losses	2,715	3,168	311
Net interest income after provision for loan losses	21,288	17,639	18,190
Non-interest income:
Card fees	34,634	15,375	10,821
Gain on sale of branch office	—	3,331	—
Deposit fees	833	885	852
Loan fees	777	580	446
Gain on sale of securities available for sale, net	24	496	—
Gain on sale of membership equity interests, net	543	—	—
Bank-owned life insurance income	498	436	555
Other income	387	755	821
	37,696	21,858	13,495
Non-interest expense:
Compensation and benefits	25,731	18,248	12,794
Card processing expense	15,630	6,377	2,986
Occupancy and equipment expense	6,619	4,003	2,932
Legal and consulting expense	3,386	2,965	3,021
Marketing	1,250	797	712
Data processing expense	1,248	911	628
Other expense	7,956	3,657	3,567
	61,820	36,958	26,640
Income (loss) from continuing operations before income tax expense (benefit)	(2,836)	2,539	5,045
Income tax expense (benefit) from continuing operations	(1,002)	1,227	1,666

Income (loss) from continuing operations	(1,834)	1,312	3,379
Gain on sale from discontinued operations before taxes	2,309	—	—
Income (loss) from discontinued operations before taxes	76	(394)	458
Income tax expense (benefit) from discontinued operations	1,574	(253)	149
Income (loss) from discontinued operations	811	(141)	309

Net income (loss)	$(1,023)	$1,171	$3,688

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.71)	$0.52	$1.36
Income (loss) from discontinued operations	0.31	(0.06)	0.12
Net income (loss)	$(0.40)	$0.46	$1.48

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.69)	$0.50	$1.34
Income (loss) from discontinued operations	0.31	(0.05)	0.12
Net income (loss)	$(0.38)	$0.45	$1.46

Dividends declared per common share:	$0.52	$0.52	$0.52

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Year Ended September 30,
	2008	2007	2006
	(As Restated)
Net income (loss)	$(1,023)	$1,171	$3,688

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	(2,698)	1,422	(2,186)
Gains realized in net income	24	496	—
	(2,674)	1,918	(2,186)
Deferred income tax effect	(997)	715	(819)
Total other comprehensive income (loss)	(1,677)	1,203	(1,367)
Total comprehensive income (loss)	$(2,700)	$2,374	$2,321

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2006, 2007, and 2008

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated other Comprehensive (Loss), Net of Tax	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Shareholders’ Equity

Balance, September 30, 2005	$30	$20,647	$34,557	$(3,181)	$(825)	$(8,269)	$42,959

Cash dividends declared on common stock ($.52 per share)	—	—	(1,292)	—	—	—	(1,292)

Issuance of 18,712 common shares from treasury stock due to exercise of stock options	—	(156)	—	—	—	429	273

Issuance of 3,667 common shares from treasury stock due to issuance of nonvested shares	—	(44)	—	—	—	44	—

Stock compensation	—	481	—	—	—	—	481

14,500 common shares committed to be released under the ESOP	—	41	—	—	316	—	357

Change in net unrealized losses on securities available for sale, net	—	—	—	(1,367)	—	—	(1,367)

Net income for year ended September 30, 2006	—	—	3,688	—	—	—	3,688

Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Cash dividends declared on common stock ($.52 per share)	—	—	(1,319)	—	—	—	(1,319)

Issuance of 55,350 common shares from treasury stock due to exercise of stock options	—	(130)	—	—	—	823	693

Stock compensation	—	1,117	—	—	—	—	1,117

5,750 common shares committed to be released under the ESOP	—	2	—	—	132	—	134

Change in net unrealized losses on securities available for sale, net	—	—	—	1,203	—	—	1,203

Net income for year ended September 30, 2007	—	—	1,171	—	—	—	1,171

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.52 per share)	—	—	(1,340)	—	—	—	(1,340)

Issuance of 11,386 common shares from treasury stock due to exercise of stock options	—	1	—	—	—	198	199

Stock compensation	—	901	—	—	—	—	901

16,562 common shares committed to be released under the ESOP	—	198	—	—	377	—	575

Change in net unrealized losses on securities available for sale, net	—	—	—	(1,677)	—	—	(1,677)

Net loss for year ended September 30, 2008 (As Restated)	—	—	(1,023)	—	—	—	(1,023)

Balance, September 30, 2008 (As Restated)	$30	$23,058	$34,442	$(5,022)	$—	$(6,775)	$45,733

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Years Ended September 30,
	2008	2007	2006
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(1,023)	$1,171	$3,688
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Effect of contribution to employee stock ownership plan	575	134	357
Depreciation, amortization and accretion, net	3,204	2,580	3,025
Provision for loan losses	2,715	3,168	311
(Gain) on sale of branches	—	(3,331)	—
(Gain) on sale of investments available for sale, net	(24)	(496)	—
(Gain) on sale of membership equity interests, net	(543)	—	—
(Gain) on sale of other	(81)	(71)	(64)
Net change in accrued interest receivable	(308)	(127)	(176)
Net change in other assets	(24,149)	(2,410)	(2,264)
Net change in accrued interest payable	(264)	(53)	31
Net change in accrued expenses and other liabilities	(19,190)	649	3,295
Net cash (used in) provided by operating activities-continuing operations	(39,088)	1,214	8,203
Net cash provided by operating activities-discontinued operations	6,029	453	1,111
Net cash (used in) provided by operating activities	(33,059)	1,667	9,314

Cash flow from investing activities:
Purchase of securities available for sale	(102,790)	(13,216)	(109)
Net change in federal funds sold	69,812	(75,000)	—
Proceeds from sales of securities available for sale	16,990	1,098	—
Net change in securities purchased under agreement to resell	—	5,891	31,622
Proceeds from maturities and principal repayments of securities available for sale	37,355	27,089	38,263
Loans purchased	(55,290)	(44,912)	(58,929)
Net change in loans receivable	(19,961)	52,830	107,707
Proceeds from sales of foreclosed real estate	596	318	4,281
Cash transferred to buyer on sale of branch	—	(33,665)	—
Net change in FHLB stock	(4,077)	1,038	2,419
Proceeds from the sale of premises and equipment	105	18	—
Purchase of premises and equipment	(5,195)	(4,758)	(3,762)
Other, net	1,283	—	—
Net cash (used in) provided by investing activities-continuing operations	(61,172)	(83,269)	121,492
Net cash provided by investing activities-discontinued operations	17,598	11,664	5,921
Net cash (used in) provided by investing activities	(43,574)	(71,605)	127,413

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	56,226	37,562	77,642
Net change in time deposits	(33,232)	(15,882)	(49,731)
Net change in advances from Federal Home Loan Bank	64,025	(21,300)	(57,250)
Net change in securities sold under agreements to repurchase	5,124	(14,955)	(5,328)
Cash dividends paid	(1,340)	(1,319)	(1,291)
Stock compensation	901	1,117	481
Proceeds from exercise of stock options	199	540	187
Net cash provided by (used in) financing activities-continuing operations	91,903	(14,237)	(35,290)
Net cash (used in) financing activities-discontinued operations	(33,210)	(4,275)	(6,454)
Net cash provided by (used in) financing activities	58,693	(18,512)	(41,744)

Net change in cash and cash equivalents	(17,940)	(88,450)	94,983

Cash and cash equivalents at beginning of period	20,903	109,353	14,370
Cash and cash equivalents at end of period	$2,963	$20,903	$109,353

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

EMPLOYEE STOCK OWNERSHIP PLAN

The Company accounts for its employee stock ownership plan (ESOP) in accordance with AICPA Statement of Position (SOP) 93-6.  Under SOP 93-6, the cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated balance sheets as a reduction of shareholders’ equity. Compensation expense is recorded based on the average market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are not amortized but are subject to an impairment test at least annually or more often if conditions indicate a possible impairment.

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

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS No. 141R”).  SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements.  SFAS No. 141R is effective October 1, 2009.  The Company is currently evaluating the impact that the Statement will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”) which is effective for the Company beginning October 1, 2009.  SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries in the same way—as equity in the consolidated financial statements.  The Company does not currently have any noncontrolling interest in the consolidated financial statements.

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

Presented below are condensed financial statements for MetaBank WC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - DISCONTINUED OPERATIONS

September 30,	2008	2007
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$—	$9,583
Investments and mortgage-backed securities, available for sale	—	11,658
Loans receivable, net	—	9,599
Other assets	—	4,930
Total assets related to discontinued operations	$—	$35,770

LIABILITIES

LIABILITIES
Deposits	$—	$24,610
Other borrowings	—	6,300
Other liabilities	—	39
Total liabilities related to discontinued operations	$—	$30,949

CONDENSED STATEMENTS OF OPERATIONS FOR DISCONTINUED OPERATIONS

	March 28, 2008	September 30, 2007	September 30, 2006
	(As Restated)	(Dollars in Thousands)

Interest income	$776	$2,221	$2,466
Interest expense	515	1,305	1,331
Net interest income	261	916	1,135
Provision for loan losses	(57)	627	(76)
Net interest income after provision for loan losses	318	289	1,211
Noninterest income	2,441	216	233
Noninterest expense	374	899	986
Net income (loss) before income tax expense	2,385	(394)	458
Income tax expense (benefit)	1,574	(253)	149
Net income (loss) from discontinued operations	$811	$(141)	$309

NOTE 3.  EARNINGS PER COMMON SHARE (EPS)

A reconciliation of the income (loss) and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2008, 2007 and 2006 is presented below.

	2008	2007	2006
	(Dollars in Thousands, Except Share and Per Share Data)
	(As Restated)
Earnings (Loss)
Income (loss) from continuing operations	$(1,834)	$1,312	$3,379
Discontinued operations, net of tax	811	(141)	309

Net income (loss)	$(1,023)	$1,171	$3,688

Basic EPS
Weighted average common shares outstanding	2,595,587	2,550,193	2,511,754
Less weighted average unallocated ESOP and nonvested shares	(6,661)	(25,213)	(27,949)
Weighted average common shares outstanding	2,588,926	2,524,980	2,483,805

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.71)	$0.52	$1.36
Discontinued operations, net of tax	0.31	(0.06)	0.12

Net income (loss)	$(0.40)	$0.46	$1.48

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,588,926	2,524,980	2,483,805
Add dilutive effect of assumed exercises of stock options, net of tax benefits	57,204	92,916	38,052
Weighted average common and dilutive potential common shares outstanding	2,646,130	2,617,896	2,521,857

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.69)	$0.50	$1.34
Discontinued operations, net of tax	0.31	(0.05)	0.12

Net income (loss)	$(0.38)	$0.45	$1.46

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

	Traditional Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2008 (As Restated)
Net interest income (loss)	$13,177	$11,529	$(703)	$24,003
Provision for loan losses	2,715	—	—	2,715
Non-interest income	2,723	34,821	152	37,696
Non-interest expense	19,975	41,387	458	61,820
Income (loss) from continuing operations before tax	(6,790)	4,963	(1,009)	(2,836)
Income tax expense (benefit)	(2,557)	1,707	(152)	(1,002)
Income (loss) from continuing operations	$(4,233)	$3,256	$(857)	$(1,834)

Inter-segment revenue (expense)	$6,124	$(6,124)	$—	$—
Total assets	405,044	349,312	2,048	756,404
Total deposits	216,224	330,977	(1,229)	545,972

Discontinued Operations-Traditional Banking
Net interest income	$261
Provision for loan losses	(57)
Non-interest income	2,441
Non-interest expense	374
Income from discontinued operations before tax	2,385
Income tax expense	1,574
Income from discontinued operations	$811

Inter-segment revenue	$175
Total assets	—
Total deposits	—

	Traditional Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2007
Net interest income (loss)	$10,967	$10,748	$(908)	$20,807
Provision for loan losses	3,168	—	—	3,168
Non-interest income	5,956	15,576	326	21,858
Non-interest expense	15,476	21,128	354	36,958
Income (loss) from continuing operations before tax	(1,721)	5,196	(936)	2,539
Income tax expense (benefit)	(512)	1,862	(123)	1,227
Income (loss) from continuing operations	$(1,209)	$3,334	$(813)	$1,312

Inter-segment revenue (expense)	$6,119	$(6,119)	$—	$—
Total assets	391,416	254,643	4,251	650,310
Total deposits	280,076	242,902	—	522,978

Discontinued Operations-Traditional Banking
Net interest income	$916
Provision for loan losses	627
Non-interest income	216
Non-interest expense	899
(Loss) from discontinued operations before tax	(394)
Income tax (benefit)	(253)
(Loss) from discontinued operations	$(141)

Inter-segment revenue (expense)	$—
Total assets	35,770
Total deposits	24,610

	Traditional Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2006
Net interest income (loss)	$13,082	$5,673	$(254)	$18,501
Provision for loan losses	311	—	—	311
Non-interest income	2,326	11,066	103	13,495
Non-interest expense	15,068	11,234	338	26,640
Income (loss) from continuing operations before tax	29	5,505	(489)	5,045
Income tax expense (benefit)	(175)	1,958	(117)	1,666
Income (loss) from continuing operations	$204	$3,547	$(372)	$3,379

Inter-segment revenue (expense)	$3,406	$(3,406)	$—	$—
Total assets	530,649	166,883	3,091	700,623
Total deposits	375,377	162,792	—	538,169

Discontinued Operations-Traditional Banking
Net interest income	$1,135
Provision for loan losses	(76)
Non-interest income	233
Non-interest expense	986
Income from discontinued operations before tax	458
Income tax expense	149
Income from discontinued operations	$309

Inter-segment revenue (expense)	$—
Total assets	40,298
Total deposits	27,220

NOTE 19. PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial Group, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2008	2007
	(Dollars in Thousands)
	(As Restated)
ASSETS
Cash and cash equivalents	$2,096	$2,211
Securities available for sale	950	1,173
Investment in subsidiaries	53,625	53,623
Loan receivable from ESOP	—	376
Other assets	473	2,224
Total assets	$57,144	$59,607

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Loan payable to subsidiaries	$500	$710
Subordinated debentures	10,310	10,310
Other liabilities	601	489
Total liabilities	$11,411	$11,509

SHAREHOLDERS’ EQUITY
Common stock	30	30
Additional paid-in capital	23,058	21,958
Retained earnings	34,442	36,805
Accumulated other comprehensive (loss)	(5,022)	(3,345)
Unearned Employee Stock Ownership Plan shares	—	(377)
Treasury stock, at cost	(6,775)	(6,973)
Total shareholders’ equity	$45,733	$48,098
Total liabilities and shareholders’ equity	$57,144	$59,607

CONDENSED STATEMENTS OF OPERATIONS

Years ended September 30,	2008	2007	2006
	(Dollars in Thousands)
	(As Restated)
Dividend income from subsidiaries	$—	$1,250	$3,700
Gain on sale of securities available for sale	—	225	—
Gain on sale of commercial bank subsidiary	2,309	—	—
Other income	156	125	191
Total income	2,465	1,600	3,891

Interest expense	841	1,033	936
Other expense	276	146	1,956
Total expense	1,117	1,179	2,892

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	1,348	421	998

Income tax (benefit)	1,415	(87)	(835)

Income before equity in undistributed net income (loss) of subsidiaries	(67)	508	1,833

Equity in undistributed net income (loss) of subsidiaries	(956)	663	1,855

Net income	$(1,023)	$1,171	$3,688

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2008	2007	2006
	(Dollars in Thousands)
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(1,023)	$1,171	$3,688
Adjustments to reconcile net income to net cash provided by operating activites
Equity in undistributed net (income) loss of subsidiaries	956	(663)	(1,855)
(Gain) on sale of securities available for sale	—	(225)	—
Change in other assets	1,751	(1,605)	574
Change in other liabilities	(225)	1,764	244
Other, net	575	—	—
Net cash provided by operating activities	2,034	442	2,652

CASH FLOWS FROM INVESTING ACTIVITES
Investment in subsidiary	(2,298)	(100)	(75)
Maturity of securities available for sale	—	—	500
Proceeds from the sale of securities available for sale	—	727	—
Repayments on loan receivable from ESOP	376	133	316
Other, net	223	—	—
Net cash (used in) provided by investing activites	(1,699)	760	741

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in loan payable to subsidiaries	(210)	—	(490)
Cash dividends paid	(1,340)	(1,319)	(1,292)
Proceeds from exercise of stock options	199	479	187
Other, net	901	—	—
Net cash (used in) financing activities	(450)	(840)	(1,595)

Net change in cash and cash equivalents	$(115)	$362	$1,798

CASH AND CASH EQUIVALENTS
Beginning of year	$2,211	$1,849	$51
End of year	2,096	2,211	1,849

The extent to which the Company may pay cash dividends to shareholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)
		(As Restated)
Fiscal Year 2008
Interest income	$8,899	$9,895	$9,171	$9,453
Interest expense	3,625	3,679	3,180	2,931
Net interest income	5,274	6,216	5,991	6,522
Provision for loan losses	(130)	200	125	2,520
Net income (loss) from continuing operations	(790)	1,203	(410)	(1,837)
Income (loss) from discontinued operations	50	761	0	0
Net income (loss)	(740)	1,964	(410)	(1,837)
Earnings (loss) per common and common equivalent share - basic
Income (loss) from continuing operations	$(0.31)	$0.47	$(0.16)	$(0.71)
Income (loss) from discontinued operations	0.02	0.29	—	—
Net income (loss)	(0.29)	0.76	(0.16)	(0.71)
Earnings (loss) per common and common equivalent share - diluted
Income (loss) from continuing operations	(0.31)	0.46	(0.16)	(0.68)
Income (loss) from discontinued operations	0.02	0.29	—	—
Net income (loss)	(0.29)	0.75	(0.16)	(0.71)
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2007
Interest income	$9,783	$9,720	$8,933	$9,338
Interest expense	4,792	4,277	4,058	3,840
Net interest income	4,991	5,443	4,875	5,498
Provision for loan losses	4,063	(225)	(500)	(170)
Net income (loss) from continuing operations	(2,296)	620	2,234	754
Income (loss) from discontinued operations	(408)	115	330	(178)
Net income (loss)	(2,704)	735	2,564	576
Earnings (loss) per common and common equivalent share - basic
Income (loss) from continuing operations	$(0.92)	$0.25	$0.88	$0.29
Income (loss) from discontinued operations	(0.16)	0.04	0.13	(0.07)
Net income (loss)	(1.08)	0.29	1.01	0.22
Earnings (loss) per common and common equivalent share - diluted
Income (loss) from continuing operations	(0.92)	0.24	0.84	0.28
Income (loss) from discontinued operations	(0.16)	0.04	0.12	(0.07)
Net income (loss)	(1.08)	0.28	0.96	0.21
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2006
Interest income	$9,550	$9,569	$9,439	$9,554
Interest expense	5,116	4,873	4,858	4,764
Net interest income	4,434	4,696	4,581	4,790
Provision for loan losses	58	(345)	28	570
Net income from continuing operations	401	193	2,135	650
Income (loss) from discontinued operations	114	68	348	(221)
Net income	515	261	2,483	429
Earnings (loss) per common and common equivalent share - basic
Income from continuing operations	$0.16	$0.08	$0.86	$0.26
Income (loss) from discontinued operations	0.05	0.03	0.14	(0.09)
Net income	0.21	0.10	1.00	0.17
Earnings (loss) per common and common equivalent share - diluted
Income from continuing operations	0.16	0.07	0.84	0.26
Income (loss) from discontinued operations	0.05	0.03	0.14	(0.09)
Net income	0.21	0.10	0.98	0.17
Dividend declared per share	0.13	0.13	0.13	0.13

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

NOTE 22.  RESTATEMENT OF FINANCIAL INFORMATION

On June 22, 2009, the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the fiscal year ended September 30, 2008, and the fiscal quarters ended December 31, 2008 and March 31, 2009. The restatements, which result in an earnings decrease for fiscal year 2008 and a corresponding change to shareholders' equity at September 30, 2008 and the first and second quarters of fiscal year 2009, are the result of an error in estimating income tax expense associated with the Company's March 28, 2008 sale of its subsidiary, MetaBank West Central. In total, fiscal year ended September 30, 2008 year-to-date net income decreased by $l.1 million, or $0.41 per diluted share, from income of $51,000, or $0.03 per diluted share, to a loss of $1.0 million, or $0.38 per diluted share.

Summary of restatement items for the fiscal year ended September 30, 2008:

Adjustments

Net income as originally reported	$51
Error in income tax expense	(1,074)
Net loss as adjusted	$(1,023)

During the course of preparation for filing its 2008 federal income tax return, the Company in consultation with an outsourced third party public accounting firm determined that an error in income tax expense was reported on the Company’s financial statements in connection with the Company’s March 28, 2008 sale of its subsidiary, MetaBank West Central. Cost basis and tax treatment of the subsidiary sale was incorrect resulting in a greater reported gain on sale of the subsidiary for tax purposes.  As a result of the error, the Company’s accrued income tax expense was understated as originally reported and increased by $1.1 million after the correction.

The following tables summarize the impact of the restatements on the Company's consolidated statement of financial condition, consolidated statement of operations, consolidated statement of shareholders' equity and consolidated statement of cash flows as of and for the fiscal year ended September 30, 2008. These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K/A for the year ended September 30, 2008.

	As Previously
Consolidated Statement of Financial Condidition	Reported	As Restated

Other assets	$11,654	$10,802
Total assets	757,256	756,404
Accrued expenses and other liabilities	11,923	12,145
Total liabilities	710,449	710,671
Retained earnings	35,516	34,442
Total shareholders’ equity	46,807	45,733
Total liabilities and shareholders’ equity	757,256	756,404

	As Previously
Consolidated Statement of Operations	Reported	As Restated

Income tax expense from discontinued operations	$500	$1,574
Income from discontinued operations	1,885	811
Net income (loss)	51	(1,023)
Earnings per share
Income from discontinued operations - basic	$0.73	$0.31
Income from discontinued operations - diluted	$0.72	$0.31

	As Previously
Consolidated Statement of Shareholders’ Equity	Reported	As Restated

Net income (loss)	$51	$(1,023)
Retained Earnings	35,516	34,442

	As Previously
Consolidated Statement of Cash Flows	Reported	As Restated

Net income (loss)	$51	$(1,023)
Net change in other assets	(25,001)	(24,149)
Net change in accrued expenses and other liabilities	(19,412)	(19,190)

The restatement had no effect on the net cash flows from operating, investing and financing activities.

The restatement also affects Notes 2, 3, 18, 19 and 20.

Item 9.                                                           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).                                Controls and Procedures

(a)                                  Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings due to the material weakness described below in Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(T)(b)).  Other than as stated in such Management’s Annual Report on Internal Control Over Financial Reporting, there were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on Management’s assessment, a material weakness was identified in the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, the Company has identified a material weakness in internal control over financial reporting as of September 30, 2008 related to accounting for income taxes.  Specifically, the Company had not employed an adequate number of skilled personnel in its accounting department to discover an error by the Company’s third party tax advisor at the time the transaction to which such error was related was originally reported in the Company’s second fiscal quarter of 2008.  Since that time, the Company has hired sufficient skilled personnel to monitor the preparation of income tax returns.

Because of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008.

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

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from the Company’s 2008 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2009 and from the information set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I, Item 1 “Description of Business” of this Annual Report on Form 10-K/A.

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

PART IV

Item 15.                                                   Exhibits and Financial Statement Schedules

The following is a list of documents filed as part of this report:

(a)                                  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on  Form 10-K/A:

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

META FINANCIAL GROUP, INC.

Date: July 6, 2009	By:	/s/ J. Tyler Haahr
J. Tyler Haahr
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date:	July 6, 2009
J. Tyler Haahr, President
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James S. Haahr	Date:	July 6, 2009
James S. Haahr, Chairman of the Board

By:	/s/ E. Wayne Cooley	Date:	July 6, 2009
E. Wayne Cooley, Director

By:	/s/ E. Thurman Gaskill	Date:	July 6, 2009
E. Thurman Gaskill, Director

By:	/s/ Brad Hanson	Date:	July 6, 2009
Bradley C. Hanson, Director

By:	/s/ Frederick V. Moore	Date:	July 6, 2009
Frederick V. Moore, Director

By:	/s/ Rodney G. Muilenburg	Date:	July 6, 2009
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date:	July 6, 2009
Jeanne Partlow, Director

By:	/s/ David W. Leedom	Date:	July 6, 2009
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