Form 10-Q/A
period 2008-12-31
META FINANCIAL GROUP INC
filed 2009-07-06
CIK 907471

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at June 26, 2009:
Common Stock, $.01 par value	2,602,655 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q/A

i

META FINANCIAL GROUP, INC.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

For the reasons stated by the Registrant in its Form 8-K filed on June 26, 2009, this Quarterly Report on Form 10-Q/A as of and for the three months ended December 31, 2008, includes a restated consolidated statement of financial condition and consolidated statement of shareholders’ equity for the three months ended December 31, 2008 and a restated consolidated statement of financial condition for the fiscal year ended September 30, 2008.  For more information concerning these restatements, see Note 10 to the “Notes to Condensed Consolidated Financial Statements,” which is included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q/A.  This Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2008.

ii

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2008	September 30, 2008
	(As Restated)	(As Restated)
ASSETS
Cash and due from banks	$5,342	$2,963
Interest-bearing deposits in other financial institutions	123,847	—
Total cash and cash equivalents	129,189	2,963
Federal funds sold	227	5,188
Investment securities available for sale	16,727	19,711
Mortgage-backed securities available for sale	195,199	184,123
Loans receivable - net of allowance for loan losses of $7,741 at December 31, 2008 and $5,732 at September 30, 2008	443,333	427,928
Federal Home Loan Bank Stock, at cost	3,770	8,092
Accrued interest receivable	3,785	4,497
Bond insurance receivable	4,143	6,098
Premises and equipment, net	22,274	21,992
Bank-owned life insurance	12,885	12,758
Goodwill and intangible assets	2,325	2,206
MPS accounts receivable	11,482	50,046
Other assets	12,934	10,802

Total assets	$858,273	$756,404

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$486,977	$355,020
Interest-bearing checking	16,148	15,029
Savings deposits	9,405	9,394
Money market deposits	39,429	43,038
Time certificates of deposit	159,631	123,491
Total deposits	711,590	545,972
Advances from Federal Home Loan Bank	52,000	132,025
Securities sold under agreements to repurchase	21,928	5,348
Subordinated debentures	10,310	10,310
Accrued interest payable	700	578
Contingent liability	4,293	4,293
Accrued expenses and other liabilities	10,536	12,145
Total liabilities	811,357	710,671

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,602,655 and 2,601,103 shares outstanding at December 31, 2008 and September 30, 2008, respectively	30	30
Additional paid-in capital	23,248	23,058
Retained earnings - substantially restricted	34,779	34,442
Accumulated other comprehensive (loss)	(4,366)	(5,022)
Treasury stock, 355,344 and 356,896 common shares, at cost, at December 31, 2008 and September 30, 2008, respectively	(6,775)	(6,775)
Total shareholders’ equity	46,916	45,733

Total liabilities and shareholders’ equity	$858,273	$756,404

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

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended December 31, 2008 and 2007

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Shareholders’ Equity

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.13 per share)	—	—	(334)	—	—	—	(334)

Stock compensation	—	109	—	—	—	—	109

3,000 common shares committed to be released under the ESOP	—	13	—	—	121	—	134

Change in net unrealized losses on securities available for sale, net	—	—	—	1,292	—	—	1,292

Net income for three months ended December 31, 2007	—	—	(740)	—	—	—	(740)

Balance, December 31, 2007	$30	$22,080	$35,731	$(2,053)	$(256)	$(6,973)	$48,559

Balance, September 30, 2008 (As Restated)	$30	$23,058	$34,442	$(5,022)	$—	$(6,775)	$45,733

Cash dividends declared on common stock ($.13 per share)	—	—	(336)	—	—	—	(336)

Stock compensation	—	190	—	—	—	—	190

Change in net unrealized losses on securities available for sale, net	—	—	—	656	—	—	656

Net income for three months ended December 31, 2008	—	—	673	—	—	—	673

Balance, December 31, 2008	$30	$23,248	$34,779	$(4,366)	$—	$(6,775)	$46,916

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

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2008 included in Meta Financial Group, Inc.’s (the “Company”) Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 6, 2009.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

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

	Traditional Banking(1)	Meta Payment Systems®	All Others	Total

Three Months Ended December 31, 2008 (As Restated)
Interest income	$5,576	$2,827	$324	$8,727
Interest expense	2,023	359	184	2,566
Net interest income (loss)	3,553	2,468	140	6,161
Provision for loan losses	850	1,279	—	2,129
Non-interest income	683	15,124	(272)	15,535
Non-interest expense	4,868	13,411	273	18,552
Income (loss) from continuing operations before tax	(1,482)	2,902	(405)	1,015
Income tax expense (benefit)	(529)	1,030	(159)	342
Income (loss) from continuing operations	$(953)	$1,872	$(246)	$673

Inter-segment revenue (expense)	$1,873	$(1,873)	$—	$—
Total assets	360,378	496,576	1,319	858,273
Total deposits	245,263	467,070	(743)	711,590

(1)  For the three months ended December 31, 2008 there was no information to report on MetaBank WC.

	Traditional Banking	Meta Payment Systems®	All Others	Total

Three Months Ended December 31, 2007
Interest income	$5,782	$3,194	$(77)	$8,899
Interest expense	3,339	143	143	3,625
Net interest income (loss)	2,443	3,051	(220)	5,274
Provision for loan losses	(130)	—	—	(130)
Non-interest income	583	5,510	37	6,130
Non-interest expense	4,155	8,528	103	12,786
Income (loss) from continuing operations before tax	(999)	33	(286)	(1,252)
Income tax expense (benefit)	(474)	110	(98)	(462)
Income (loss) from continuing operations	$(525)	$(77)	$(188)	$(790)

Inter-segment revenue (expense)	$1,223	$(1,223)	$—	$—
Total assets	370,267	344,870	3,657	718,794
Total deposits	251,093	330,932	—	582,025

MetaBank WC

Three Months Ended December 31, 2007
Net interest income	$171
Provision for loan losses	(36)
Non-interest income	94
Non-interest expense	229
Income from discontinued operations before tax	72
Income tax expense	22
Income from discontinued operations	$50

Inter-segment revenue	$92
Total assets	42,600
Total deposits	31,391

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

Note 10. RESTATEMENT OF FINANCIAL INFORMATION

On June 22, 2009, the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the fiscal year ended September 30, 2008, and the fiscal quarters ended December 31, 2008 and March 31, 2009.  The restatements, which result in an earnings decrease for fiscal year 2008 and a corresponding change to shareholders’ equity at September 30, 2008 and the first and second quarters of fiscal year 2009, are the result of an error in estimating income tax expense associated with the Company’s March 28, 2008 sale of its subsidiary, MetaBank West Central.  In total, there was no effect on fiscal quarter ended December 31, 2008 net income.

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

The following table summarizes the impact of the restatements on the Company’s consolidated statement of financial condition for the three months ended, December 31, 2008.  These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended September 30, 2008.

Consolidated Statement of Financial Condition	As Previously Reported	As Restated

Other assets	$13,786	$12,934
Total assets	859,125	858,273
Accrued expenses and other liabilities	10,314	10,536
Total liabilities	811,135	811,357
Retained earnings	35,853	34,779
Total shareholders’ equity	47,990	46,916
Total liabilities and shareholders’ equity	859,125	858,273

The restatement also affects Note 7.

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

FINANCIAL CONDITION

As of December 31, 2008, the Company’s assets grew by $101.9 million, or 13.5%, to $858.3 million compared to $756.4 million at September 30, 2008.  The increase in assets was reflected primarily in increases in the Company’s net cash and cash equivalents and to a lesser extent in mortgage-backed securities and loan portfolios, offset in part by decreases in the Company’s investment in federal funds sold, investment securities available for sale, FHLB Stock and MPS accounts receivable.

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

At December 31, 2008, the Company’s shareholders’ equity totaled $46.9 million, up $1.2 million from $45.7 million at September 30, 2008.  The increase was related to 2009 year-to-date net income (see “Results of Operations” below) and a favorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio partially offset by the payment of dividends on the Company’s common stock.  At December 31, 2008, MetaBank continues to exceed regulatory requirements for classification as well-capitalized institution.

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” of its Annual Report on Form 10-K/A, as well as the portion of the Management’s Discussion and Analysis section entitled “Asset Quality.”  Although management believes the levels of the allowance as of both December 31, 2008 and September 30, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

	2008 (As Restated)			2007
Three Months Ended December 31,	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$441,854	$6,372	5.74%	$365,508	$6,278	6.81%
Mortgage-backed securities	183,565	2,008	4.35%	141,874	1,507	4.21%
Other investments and fed funds sold	76,731	347	1.80%	91,414	1,114	4.83%
Total interest-earning assets	702,150	$8,727	4.94%	598,796	$8,899	5.90%
Non-interest-earning assets	82,941			88,222
Total assets	$785,091			$687,018

Non-interest bearing deposits	$395,027	$—	0.00%	$276,808	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	14,651	11	0.30%	14,994	43	1.14%
Savings	9,156	11	0.48%	10,453	47	1.78%
Money markets	41,433	143	1.37%	65,339	556	3.38%
Time deposits	154,141	1,379	3.56%	151,957	1,778	4.64%
FHLB advances	87,654	784	3.56%	66,635	932	5.55%
Other borrowings	26,572	238	3.56%	15,272	269	6.99%
Total interest-bearing liabilities	333,607	2,566	3.06%	324,650	3,625	4.43%
Total deposits and interest-bearing liabilities	728,634	$2,566	1.40%	601,458	$3,625	2.39%
Other non-interest bearing liabilities	11,798			41,526
Total liabilities	740,432			642,984
Shareholders’ equity	44,659			44,034
Total liabilities and shareholders’ equity	$785,091			$687,018
Net interest income and net
interest rate spread including
non-interest bearing deposits		$6,161	3.54%		$5,274	3.51%

Net interest margin			3.49%			3.49%

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

Item 1A.         Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2008.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us.  In addition, the Company amends and restates its risk factor previously set forth in its Annual Report on Form 10-K/A for the year ended September 30, 2008, and identified as “Recessionary environment may adversely impact the Company’s earnings and new governmental initiatives may not prove effective” as follows:

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

META FINANCIAL GROUP, INC.

Date:	July 6, 2009	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	July 6, 2009	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President
and Chief Financial Officer