Form 10-Q/A
period 2009-03-31
META FINANCIAL GROUP INC
filed 2009-07-06
CIK 907471

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

For the reasons stated by the Registrant in its Form 8-K filed on June 26, 2009, this Quarterly Report on Form 10-Q/A as of and for the three and six months ended March 31, 2009, includes a restated consolidated statement of operations, consolidated statement of comprehensive income (loss) for the three and six months ended March 31, 2008; a restated consolidated statement of shareholders’ equity and consolidated statement of cash flows for the six months ended March 31, 2008; a restated consolidated statement of financial condition and consolidated statement of shareholders’ equity for the six months ended March 31, 2009; a restated consolidated statement of financial condition for the fiscal year ended September 30, 2008.  Earnings per share and segment have also been restated for all periods present.  For more information concerning these restatements, see Note 11 to the “Notes to Condensed Consolidated Financial Statements,” which is included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q/A.  This Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2008.

ii

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2009	September 30, 2008
	(As Restated)	(As Restated)
ASSETS

Cash and due from banks	$1,644	$2,963
Interest-bearing deposits in other financial institutions	15,081	—
Total cash and cash equivalents	16,725	2,963
Federal funds sold	216	5,188
Investment securities available for sale	14,482	19,711
Mortgage-backed securities available for sale	321,057	184,123
Loans receivable - net of allowance for loan losses of $11,224 at March 31, 2009 and $5,732 at September 30, 2008	419,275	427,928
Federal Home Loan Bank Stock, at cost	6,787	8,092
Accrued interest receivable	4,089	4,497
Bond insurance receivable	4,143	6,098
Premises and equipment, net	22,605	21,992
Bank-owned life insurance	13,016	12,758
Foreclosed real estate and repossessed assets	3,755	—
Goodwill and intangible assets	2,449	2,206
MPS accounts receivable	49,603	50,046
Other assets	11,445	10,802

Total assets	$889,647	$756,404

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$485,655	$355,020
Interest-bearing checking	16,200	15,029
Savings deposits	9,833	9,394
Money market deposits	34,098	43,038
Time certificates of deposit	140,856	123,491
Total deposits	686,642	545,972
Advances from Federal Home Loan Bank	100,950	132,025
Securities sold under agreements to repurchase	22,259	5,348
Subordinated debentures	10,310	10,310
Accrued interest payable	744	578
Contingent liability	4,293	4,293
Accrued expenses and other liabilities	17,370	12,145
Total liabilities	842,568	710,671

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,602,655 and 2,601,103 shares outstanding at March 31, 2009 and September 30, 2008, respectively	30	30
Additional paid-in capital	23,348	23,058
Retained earnings - substantially restricted	35,615	34,442
Accumulated other comprehensive (loss)	(5,139)	(5,022)
Treasury stock, 355,344 and 356,896 common shares, at cost, at March 31, 2009 and September 30, 2008, respectively	(6,775)	(6,775)
Total shareholders’ equity	47,079	45,733

Total liabilities and shareholders’ equity	$889,647	$756,404

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(As Restated)		(As Restated)

Interest and dividend income:
Loans receivable, including fees	$7,536	$6,599	$13,908	$12,877
Mortgage-backed securities	2,797	2,339	4,805	3,846
Other investments	200	957	547	2,071
	10,533	9,895	19,260	18,794
Interest expense:
Deposits	1,429	2,031	2,973	4,455
FHLB advances and other borrowings	860	1,648	1,882	2,849
	2,289	3,679	4,855	7,304

Net interest income	8,244	6,216	14,405	11,490

Provision for loan losses	10,270	200	12,399	70

Net interest income (loss) after provision for loan losses	(2,026)	6,016	2,006	11,420

Non-interest income:
Card fees	32,988	11,514	48,086	16,957
Loan fees	231	207	330	405
Deposit fees	177	177	378	371
Bank-owned life insurance income	131	124	258	246
Gain on sale of securities available for sale, net	9	198	9	207
Other income	75	65	85	229
Total non-interest income	33,611	12,285	49,146	18,415

Non-interest expense:
Card processing expense	14,861	5,044	20,111	8,101
Compensation and benefits	8,342	6,451	15,781	12,168
Occupancy and equipment expense	2,049	1,795	3,853	3,040
Legal and consulting expense	925	790	2,045	1,229
Data processing expense	816	322	1,272	582
Marketing	474	394	812	738
Other expense	2,183	1,559	4,328	3,283
Total non-interest expense	29,650	16,355	48,202	29,141

Income from continuing operations before income tax expense	1,935	1,946	2,950	694

Income tax expense from continuing operations	760	743	1,102	281

Income from continuing operations	1,175	1,203	1,848	413

Gain on sale from discontinued operations before taxes	—	2,309	—	2,309
Income from discontinued operations before taxes	—	4	—	76
Income tax expense from discontinued operations	—	1,552	—	1,574

Income from discontinued operations	—	761	—	811

Net Income	$1,175	$1,964	$1,848	$1,224

Basic earnings per common share:
Income from continuing operations	$0.45	$0.47	$0.71	$0.16
Income from discontinued operations	—	0.29	—	0.31
Net income	$0.45	$0.76	$0.71	$0.47

Diluted earnings per common share:
Income from continuing operations	$0.45	$0.46	$0.71	$0.16
Income from discontinued operations	—	0.29	—	0.31
Net income	$0.45	$0.75	$0.71	$0.47

Dividends declared per common share:	$0.13	$0.13	$0.26	$0.26

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(As Restated)		(As Restated)

Net income	$1,175	$1,964	$1,848	$1,224

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	(1,243)	1,749	(196)	3,800
Gains realized in net income	9	198	9	207
	(1,234)	1,947	(187)	4,007
Deferred income tax effect	(460)	726	(70)	1,495
Total other comprehensive income (loss)	(774)	1,221	(117)	2,512
Total comprehensive income	$401	$3,185	$1,731	$3,736

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended March 31, 2009 and 2008

(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.26 per share)	—	—	(668)	—	—	—	(668)

Issuance of 3,967 common shares from treasury stock due to exercise of stock options	—	10	—	—	—	78	88

Stock compensation	—	224	—	—	—	—	224

6,378 common shares committed to be released under the ESOP	—	107	—	—	217	—	324

Change in net unrealized losses on securities available for sale, net	—	—	—	2,512	—	—	2,512

Net income for six months ended March 31, 2008	—	—	1,224	—	—	—	1,224

Balance, March 31, 2008 (As Restated)	$30	$22,299	$37,361	$(833)	$(160)	$(6,895)	$51,802

Balance, September 30, 2008 (As Restated)	$30	$23,058	$34,442	$(5,022)	$—	$(6,775)	$45,733

Cash dividends declared on common stock ($.26 per share)	—	—	(675)	—	—	—	(675)

Stock compensation	—	290	—	—	—	—	290

Change in net unrealized losses on securities available for sale, net	—	—	—	(117)	—	—	(117)

Net income for six months ended March 31, 2009	—	—	1,848	—	—	—	1,848

Balance, March 31, 2009	$30	$23,348	$35,615	$(5,139)	$—	$(6,775)	$47,079

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2009	2008
		(As Restated)

Cash flows from operating activities:
Net income	$1,848	$1,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Effect of contribution to employee stock ownership plan	—	324
Depreciation, amortization and accretion, net	1,983	1,545
Provision for loan losses	12,399	70
Gain on sale of other	(48)	(52)
Net change in accrued interest receivable	408	289
Net change in other assets	1,254	(889)
Net change in accrued interest payable	166	(82)
Net change in accrued expenses and other liabilities	5,225	(19,954)
Net cash provided by (used in) operating activities-continuing operations	23,235	(17,525)
Net cash provided by operating activities-discontinued operations	—	6,029
Net cash provided by (used in) operating activities	23,235	(11,496)

Cash flow from investing activities:
Purchase of securities available for sale	(156,114)	(102,790)
Net change in federal funds sold	4,972	75,000
Proceeds from sales of securities available for sale	903	—
Proceeds from maturities and principal repayments of securities available for sale	23,040	15,725
Loans purchased	(7,054)	(7,313)
Net change in loans receivable	(408)	(41,348)
Proceeds from sales of foreclosed real estate	—	329
Net change in Federal Home Loan Bank stock	1,305	(3,555)
Proceeds from the sale of premises and equipment	1	97
Purchase of premises and equipment	(2,309)	(3,759)
Other, net	70	(1,208)
Net cash used in investing activities-continuing operations	(135,594)	(68,822)
Net cash provided by investing activities-discontinued operations	—	17,598
Net cash used in investing activities	(135,594)	(51,224)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	123,305	87,297
Net change in time deposits	17,365	(16,352)
Net change in advances from Federal Home Loan Bank	(31,075)	(13,000)
Net change in securities sold under agreements to repurchase	16,911	81,990
Cash dividends paid	(675)	(668)
Stock compensation	290	312
Net cash provided by financing activities-continuing operations	126,121	139,579
Net cash used in financing activities-discontinued operations	—	(33,210)
Net cash provided by provided by financing activities	126,121	106,369

Net change in cash and cash equivalents	13,762	43,649

Cash and cash equivalents at beginning of period	2,963	20,903
Cash and cash equivalents at end of period	$16,725	$64,552

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,689	$7,984
Income taxes	2,055	—

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$3,775	$301
Cash received on sale of commercial bank	—	8,224

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

Three Months Ended March 31,	2009	2008
(Dollars in Thousands, Except Share and Per Share Data)		(As Restated)

Earnings
Income from continuing operations	$1,175	$1,203
Discontinued operations, net of tax	—	761
Net income	$1,175	$1,964

Basic EPS
Weighted average common shares outstanding	2,602,655	2,595,165
Less weighted average unallocated ESOP and nonvested shares	(5,000)	(19,334)
Weighted average common shares outstanding	2,597,655	2,575,831

Earnings Per Common Share
Income from continuing operations	$0.45	$0.47
Discontinued operations, net of tax	—	0.29
Net income	$0.45	$0.76

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,597,655	2,575,831
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	44,634
Weighted average common and dilutive potential common shares outstanding	2,597,655	2,620,465

Earnings Per Common Share
Income from continuing operations	$0.45	$0.46
Discontinued operations, net of tax	—	0.29
Net income	$0.45	$0.75

Six Months Ended March 31,	2009	2008
(Dollars in Thousands, Except Share and Per Share Data)		(As Restated)

Earnings
Income from continuing operations	$1,848	$413
Discontinued operations, net of tax	—	811
Net income	$1,848	$1,224

Basic EPS
Weighted average common shares outstanding	2,602,655	2,593,860
Less weighted average unallocated ESOP and nonvested shares	(5,000)	(19,758)
Weighted average common shares outstanding	2,597,655	2,574,102

Earnings Per Common Share
Income from continuing operations	$0.71	$0.16
Discontinued operations, net of tax	—	0.31
Net income	$0.71	$0.47

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,597,655	2,574,102
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	64,231
Weighted average common and dilutive potential common shares outstanding	2,597,655	2,638,333

Earnings Per Common Share
Income from continuing operations	$0.71	$0.16
Discontinued operations, net of tax	—	0.31
Net income	$0.71	$0.47

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

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Three Months Ended March 31, 2009 (As Restated)
Interest income	$7,126	$3,378	$29	$10,533
Interest expense	1,864	271	154	2,289
Net interest income (loss)	5,262	3,107	(125)	8,244
Provision for loan losses	4,173	6,097	—	10,270
Non-interest income	584	33,009	18	33,611
Non-interest expense	4,781	24,455	414	29,650
Income (loss) from continuing operations before tax	(3,108)	5,564	(521)	1,935
Income tax expense (benefit)	(1,167)	2,092	(165)	760
Income (loss) from continuing operations	$(1,941)	$3,472	$(356)	$1,175

Inter-segment revenue (expense)	$2,203	$(2,203)	$—	$—
Total assets	384,175	504,704	768	$889,647
Total deposits	220,535	466,487	(380)	$686,642

(1)  For the three months ended March 31, 2009 there was no information to report on MetaBank WC.

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Three Months Ended March 31, 2008 (As Restated)
Interest income	$5,792	$3,698	$405	$9,895
Interest expense	2,723	472	484	3,679
Net interest income (loss)	3,069	3,226	(79)	6,216
Provision for loan losses	200	—	—	200
Non-interest income	693	11,528	64	12,285
Non-interest expense	4,449	11,588	318	16,355
Income (loss) from continuing operations before tax	(887)	3,166	(333)	1,946
Income tax expense (benefit)	(157)	1,009	(109)	743
Income (loss) from continuing operations	$(730)	$2,157	$(224)	$1,203

Inter-segment revenue (expense)	$1,448	$(1,448)	$—	$—
Total assets	457,923	349,610	2,150	809,683
Total deposits	258,721	335,202	—	593,923

	West Central
Three Months Ended March 31, 2008 (As Restated)
Net interest income	$91
Provision for loan losses	(21)
Non-interest income	2,346
Non-interest expense	145
Income from discontinued operations before tax	2,313
Income tax expense	1,552
Income from discontinued operations	$761

Inter-segment revenue	$83
Total assets	—
Total deposits	—

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Six Months Ended March 31, 2009 (As Restated)
Interest income	$12,997	$6,205	$58	$19,260
Interest expense	3,887	630	338	4,855
Net interest income (loss)	9,110	5,575	(280)	14,405
Provision for loan losses	5,023	7,376	—	12,399
Non-interest income	972	48,133	41	49,146
Non-interest expense	9,649	37,866	687	48,202
Income (loss) from continuing operations before tax	(4,590)	8,466	(926)	2,950
Income tax expense (benefit)	(1,696)	3,122	(324)	1,102
Income (loss) from continuing operations	$(2,894)	$5,344	$(602)	$1,848

Inter-segment revenue (expense)	$4,076	$(4,076)	$—	$—
Total assets	384,175	504,704	768	889,647
Total deposits	220,535	466,487	(380)	686,642

(1)  For the six months ended March 31, 2009 there was no information to report on MetaBank WC.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Six Months Ended March 31, 2008 (As Restated)
Interest income	$11,260	$6,892	$642	$18,794
Interest expense	5,748	615	941	7,304
Net interest income (loss)	5,512	6,277	(299)	11,490
Provision for loan losses	70	—	—	70
Non-interest income	1,276	17,038	101	18,415
Non-interest expense	8,604	20,116	421	29,141
Income (loss) from continuing operations before tax	(1,886)	3,199	(619)	694
Income tax expense (benefit)	(631)	1,119	(207)	281
Income (loss) from continuing operations	$(1,255)	$2,080	$(412)	$413

Inter-segment revenue (expense)	$2,671	$(2,671)	$—	$—
Total assets	457,923	349,610	2,150	$809,683
Total deposits	258,721	335,202	—	$593,923

	West Central
Six Months Ended March 31, 2008 (As Restated)
Net interest income	$262
Provision for loan losses	(57)
Non-interest income, including gain on sale	2,440
Non-interest expense	374
Income from discontinued operations before tax	2,385
Income tax expense	1,574
Income from discontinued operations	$811

Inter-segment revenue (expense)	$175
Total assets	—
Total deposits	—

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).   SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The Company adopted SFAS 161 effective January 1, 2009.  The adoption of SFAS 161 did not have a significant effect on the Company’s consolidated financial statements.

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

(2) Bank Boston now known as Bank of America.

(3) Securities not rated.

The Company’s management reviews the status and potential impairment of the trust preferred securities on a monthly basis.  In its review, management discusses duration of unrealized losses and reviews credit rating changes.  Other factors, but not necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the condition of the five banks listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

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

Note 11. RESTATEMENT OF FINANCIAL INFORMATION

On June 22, 2009, the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the fiscal year ended September 30, 2008, and the fiscal quarters ended December 31, 2008 and March 31, 2009.  The restatements, which result in an earnings decrease for fiscal year 2008 and a corresponding change to shareholders’ equity at September 30, 2008 and the first and second quarters of fiscal year 2009, are the result of an error in estimating income tax expense associated with the Company’s March 28, 2008 sale of its subsidiary, MetaBank West Central.  In total, fiscal quarter ended March 31, 2008 net income decreased by $1.1 million, or $0.40 per diluted share, from income of $2.3 million, or $0.87 per diluted share, to income of $1.2 million, or $0.47 per diluted share.

Summary of restatement items for the fiscal quarter ended March 31, 2008:

Three Months Ended March 31, 2008	Adjustments

Net income as originally reported	$3,038
Error in income tax expense	(1,074)
Net income as adjusted	$1,964

Six Months Ended March 31, 2008	Adjustments

Net income as originally reported	$2,298
Error in income tax expense	(1,074)
Net income as adjusted	$1,224

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

The following tables summarize the impact of the restatements on the Company’s consolidated statement of financial condition for the six months ended March 31, 2009, the consolidated statement of operations for the three and six months ended March 31, 2008 and the consolidated statement of cash flows for the six months ended March 31, 2008.  These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended September 30, 2008.

Consolidated Statement of Financial Condition As of March 31, 2009	As Previously Reported	As Restated

Other assets	$12,297	$11,445
Total assets	890,499	889,647
Accrued expenses and other liabilities	17,148	17,370
Total liabilities	842,346	842,568
Retained earnings	36,689	35,615
Total shareholders’ equity	48,153	47,079
Total liabilities and shareholders’ equity	890,499	889,647

Consolidated Statement of Operations Three Months Ended March 31, 2008	As Previously Reported	As Restated

Income tax expense from discontinued operations	$478	$1,552
Income from discontinued operations	1,835	761
Net Income	3,038	1,964
Earnings per share
Income from discontinued operations - basic	$0.71	$0.29
Income from discontinued operations - diluted	$0.70	$0.29

Consolidated Statement of Operations Six Months Ended March 31, 2008	As Previously Reported	As Restated

Income tax expense from discontinued operations	$500	$1,574
Income from discontinued operations	1,885	811
Net Income	2,298	1,224
Earnings per share
Income from discontinued operations - basic	$0.73	$0.31
Income from discontinued operations - diluted	$0.71	$0.31

Consolidated Statement of Cash Flows Six Months Ended March 31, 2008	As Previously Reported	As Restated

Net income	$2,298	$1,224
Net change in other assets	(1,741)	(889)
Net change in accrued expenses and other liabilities	(20,176)	(19,954)

The restatement had no effect on the net cash flows from operating, investing and financing activities.

The restatement also affects Notes 4 and 7.

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

FINANCIAL CONDITION

As of March 31, 2009, the Company’s assets grew by $133.2 million, or 17.6%, to $889.6 million compared to $756.4 million at September 30, 2008.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed securities and to a lesser extent in total cash and cash equivalents, offset in part by decreases in the Company’s investment in federal funds sold, investment securities available for sale, net loans and loans receivable and bond insurance receivable.

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

At March 31, 2009, the Company’s shareholders’ equity totaled $47.1 million, up $1.3 million from $45.7 million at September 30, 2008.  The increase was related to 2009 year-to-date net income (see “Results of Operations” below) partially offset by the payment of dividends on the Company’s common stock and an unfavorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio.  At March 31, 2009, MetaBank continues to exceed regulatory requirements for classification as well-capitalized institution.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that: (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” of its Annual Report on Form 10-K/A for the year ended September 30, 2008 and contained herein.

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

RESULTS OF OPERATIONS

General.  The Company recorded income from continuing operations of $1.2 million, or $0.45 per diluted share, for the three months ended March 31, 2009 compared to $1.2 million, or $0.46 per diluted share, for the same period in fiscal year 2008.  Including discontinued operations, net income was $1.2 million, or $0.45 per diluted share for the three months ended March 31, 2009 compared to $2.0 million, or $0.75 per diluted share for the same period in fiscal year 2008.  Net earnings in the current period were primarily impacted by increased income from the successful expansion of the MPS division’s program with one of its tax preparation partners and higher card fees from all of MPS’ primary programs and services as well as higher net interest income.  Offsetting these factors, in part, were higher operating expenses at MPS due to the seasonal tax programs, increases in new programs and cards issued and an increased provision for loan losses due to the start-up of one of MPS’s credit-related programs described below.  In addition, the Company recorded an additional provision in connection with two commercial borrowers.

The Company recorded income from continuing operations of $1.8 million, or $0.71 per diluted share,  for the six months ended March 31, 2009 compared to $413,000, or $0.16 per diluted share, for the same period in fiscal year 2008.  Including discontinued operations, net income was $1.8 million, or $0.71 per diluted share for the six months ended March 31, 2009 compared to $1.2 million, or $0.47 per diluted share for the same period in fiscal year 2008.  Net earnings for the six month period ended March 31, 2009 were impacted by the aforementioned factors.

Net earnings in the prior year three and six month period ended March 31, 2008 were impacted by an after-tax gain of $735,000 resulting from the sale of the Company’s commercial banking subsidiary, MetaBank WC.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.  Excluding this prior year non-recurring event, earnings remained stable at $1.2 million for both of the second quarters.

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

	2009 (As Restated)			2008 (As Restated)
	Average	Interest		Average	Interest
Three Months Ended March 31,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$424,580	$7,537	7.20%	$426,059	$6,599	6.23%
Mortgage-backed securities	249,101	2,797	4.55%	212,773	2,339	4.42%
Other investments and fed funds sold	170,991	200	0.47%	58,388	957	6.59%
Total interest-earning assets	844,672	$10,534	5.06%	697,220	$9,895	5.71%
Non-interest-earning assets	97,883			62,921
Total assets	$942,555			$760,141

Non-interest bearing deposits	$573,119	$—	0.00%	$364,811	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,656	9	0.23%	16,613	32	0.77%
Savings	9,742	10	0.42%	10,201	28	1.10%
Money markets	37,703	93	1.00%	56,447	353	2.52%
Time deposits	155,526	1,317	3.43%	143,762	1,617	4.52%
FHLB advances	55,797	669	4.86%	70,443	864	4.93%
Other borrowings	26,930	191	2.88%	46,578	785	6.78%
Total interest-bearing liabilities	301,354	2,289	3.08%	344,044	3,679	4.30%
Total deposits and interest-bearing liabilities	874,473	$2,289	1.06%	708,855	$3,679	2.09%
Other non-interest bearing liabilities	$18,907			10,010
Total liabilities	893,380			718,865
Shareholders’ equity	49,175			41,276
Total liabilities and shareholders’ equity	$942,555			$760,141
Net interest income and net interest rate spread including non-interest bearing deposits		$8,245	4.00%		$6,216	3.62%

Net interest margin			3.96%			3.59%

	2009 (As Restated)			2008 (As Restated)
	Average	Interest		Average	Interest
Six Months Ended March 31,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$433,217	$13,909	6.44%	$398,281	$12,877	6.47%
Mortgage-backed securities	216,333	4,805	4.45%	178,659	3,846	4.31%
Other investments and fed funds sold	123,860	546	0.88%	76,079	2,071	5.44%
Total interest-earning assets	773,410	$19,260	4.99%	653,019	$18,794	5.76%
Non-interest-earning assets	90,300			49,411
Total assets	$863,710			$702,430

Non-interest bearing deposits	$483,960	$—	0.00%	$320,809	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,157	20	0.26%	15,804	75	0.95%
Savings	9,449	21	0.45%	10,327	75	1.45%
Money markets	39,568	236	1.20%	60,893	910	2.99%
Time deposits	154,833	2,696	3.49%	147,860	3,395	4.59%
FHLB advances	58,325	1,388	4.77%	68,539	1,795	5.24%
Other borrowings	40,152	494	2.47%	30,925	1,054	6.82%
Total interest-bearing liabilities	317,484	4,855	3.07%	334,348	7,304	4.37%
Total deposits and interest-bearing liabilities	801,444	$4,855	1.21%	655,157	$7,304	2.23%
Other non-interest bearing liabilities	15,353			7,507
Total liabilities	816,797			662,664
Shareholders’ equity	46,913			39,766
Total liabilities and shareholders’ equity	$863,710			$702,430
Net interest income and net interest rate spread including non-interest bearing deposits		$14,405	3.78%		$11,490	3.53%

Net interest margin			3.74%			3.52%

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

Discontinued Operations.  The Company reported no income from discontinued operations in the current fiscal year compared to income of $761,000 and $811,000 for the prior three and six month periods ended March 31, 2008, respectively.  The prior year was impacted by a $735,000 after-tax gain on sale of MetaBank WC.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

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

Item 1A.                          Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2008 as well as in our Quarterly Report on Form 10-Q/A for the period ended December 31, 2008.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us.

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