Form 10-Q
period 2009-06-30
META FINANCIAL GROUP INC
filed 2009-08-10
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files.)  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 7, 2009:
Common Stock, $.01 par value	2,607,855 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2009	September 30, 2008
		(As Restated)

ASSETS
Cash and cash equivalents	$5,227	$2,963
Federal funds sold	10,032	5,188
Investment securities available for sale	15,532	19,711
Mortgage-backed securities available for sale	271,395	184,123
Loans receivable - net of allowance for loan losses of $9,125 at June 30, 2009 and $5,732 at September 30, 2008	402,624	427,928
Federal Home Loan Bank Stock, at cost	6,787	8,092
Accrued interest receivable	3,465	4,497
Bond insurance receivable	4,143	6,098
Premises and equipment, net	22,432	21,992
Bank-owned life insurance	13,140	12,758
Foreclosed real estate and repossessed assets	2,500	—
Goodwill and intangible assets	2,508	2,206
MPS accounts receivable	47,208	50,046
Other assets	12,522	10,802

Total assets	$819,515	$756,404

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$461,086	$355,020
Interest-bearing checking	15,887	15,029
Savings deposits	9,994	9,394
Money market deposits	34,643	43,038
Time certificates of deposit	140,930	123,491
Total deposits	662,540	545,972
Advances from Federal Home Loan Bank	76,750	132,025
Securities sold under agreements to repurchase	8,356	5,348
Subordinated debentures	10,310	10,310
Accrued interest payable	607	578
Contingent liability	4,268	4,293
Accrued expenses and other liabilities	12,576	12,145
Total liabilities	775,407	710,671

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,607,855 and 2,601,103 shares outstanding at June 30, 2009 and September 30, 2008, respectively	30	30
Additional paid-in capital	23,342	23,058
Retained earnings - substantially restricted	32,694	34,442
Accumulated other comprehensive (loss)	(5,284)	(5,022)
Treasury stock, 350,144 and 356,896 common shares, at cost, at June 30, 2009 and September 30, 2008, respectively	(6,674)	(6,775)
Total shareholders’ equity	44,108	45,733

Total liabilities and shareholders’ equity	$819,515	$756,404

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
				(As Restated)
Interest and dividend income:
Loans receivable, including fees	$5,625	$6,290	$19,533	$19,167
Mortgage-backed securities	2,652	2,390	7,457	6,236
Other investments	188	491	735	2,562
	8,465	9,171	27,725	27,965
Interest expense:
Deposits	1,211	1,813	4,184	6,268
FHLB advances and other borrowings	910	1,367	2,792	4,216
	2,121	3,180	6,976	10,484
Net interest income	6,344	5,991	20,749	17,481

Provision for loan losses	6,277	125	18,676	195

Net interest income after provision for loan losses	67	5,866	2,073	17,286

Non-interest income:
Card fees	15,677	7,509	63,763	24,466
Loan fees	212	213	542	618
Deposit fees	189	250	567	621
Bank-owned life insurance income	124	126	382	372
Gain on sale of securities available for sale, net	204	—	213	—
Gain on sale of membership equity interests, net	515	318	515	525
Loss on sale of REO	(208)	—	(208)	—
Other income	162	113	247	342
Total non-interest income	16,875	8,529	66,021	26,944

Non-interest expense:
Card processing expense	7,102	3,569	27,213	11,670
Compensation and benefits	8,218	6,601	23,999	18,769
Occupancy and equipment expense	1,996	1,732	5,849	4,772
Legal and consulting expense	690	996	2,735	2,225
Data processing expense	498	386	1,770	968
Marketing	349	246	1,161	984
Other expense	2,102	1,610	6,430	4,893
Total non-interest expense	20,955	15,140	69,157	44,281

Loss from continuing operations before income tax benefit	(4,013)	(745)	(1,063)	(51)

Income tax benefit from continuing operations	(1,431)	(335)	(329)	(54)

Income (loss) from continuing operations	(2,582)	(410)	(734)	3

Gain on sale from discontinued operations before taxes	—	—	—	2,309
Income from discontinued operations before taxes	—	—	—	76
Income tax expense from discontinued operations	—	—	—	1,574

Income from discontinued operations	—	—	—	811

Net income (loss)	$(2,582)	$(410)	$(734)	$814

Basic earnings per common share:
Income (loss) from continuing operations	$(0.99)	$(0.16)	$(0.28)	$—
Income from discontinued operations	—	—	—	0.31
Net income (loss)	$(0.99)	$(0.16)	$(0.28)	$0.31

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.99)	$(0.16)	$(0.28)	$—
Income from discontinued operations	—	—	—	0.31
Net income (loss)	$(0.99)	$(0.16)	$(0.28)	$0.31

Dividends declared per common share:	$0.13	$0.13	$0.39	$0.39

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
				(As Restated)

Net income (loss)	$(2,582)	$(410)	$(734)	$814

Other comprehensive loss:
Change in net unrealized losses on securities available for sale	(435)	(5,207)	(631)	(1,407)
Gains realized in net income	204	318	213	525
	(231)	(4,889)	(418)	(882)
Deferred income tax effect	(86)	(1,824)	(156)	(329)
Total other comprehensive loss	(145)	(3,065)	(262)	(553)
Total comprehensive income (loss)	$(2,727)	$(3,475)	$(996)	$261

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Nine Months Ended June 30, 2009 and 2008 (As Restated)

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total Shareholders’ Equity

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.39 per share)	—	—	(1,005)	—	—	—	(1,005)

Issuance of 14,089 common shares from treasury stock due to exercise of stock options	—	(2)	—	—	—	164	162

Stock compensation	—	324	—	—	—	—	324

4,252 common shares committed to be released under the ESOP	—	200	—	—	286	—	486

Change in net unrealized losses on securities available for sale	—	—	—	(553)	—	—	(553)

Net income for nine months ended June 30, 2008	—	—	814	—	—	—	814

Balance, June 30, 2008	$30	$22,480	$36,614	$(3,898)	$(91)	$(6,809)	$48,326

Balance, September 30, 2008	$30	$23,058	$34,442	$(5,022)	$—	$(6,775)	$45,733

Cash dividends declared on common stock ($.39 per share)	—	—	(1,014)	—	—	—	(1,014)

Issuance of 5,200 common shares from treasury stock due to issuance of restricted stock	—	(101)	—	—	—	101	—

Stock compensation	—	385	—	—	—	—	385

Change in net unrealized losses on securities available for sale	—	—	—	(262)	—	—	(262)

Net loss for nine months ended June 30, 2009	—	—	(734)	—	—	—	(734)

Balance, June 30, 2009	$30	$23,342	$32,694	$(5,284)	$—	$(6,674)	$44,108

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2009	2008
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$(734)	$814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Effect of contribution to employee stock ownership plan	—	486
Depreciation, amortization and accretion, net	3,875	2,368
Provision for loan losses	18,676	195
(Gain) loss on sale of other	143	(79)
(Gain) on sale of available for sale securities, net	(213)	—
(Gain) on sale of membership equity interests, net	(515)	(525)
Net change in accrued interest receivable	1,032	186
Net change in other assets	2,904	(5,498)
Net change in accrued interest payable	29	(232)
Net change in accrued expenses and other liabilities	406	(24,405)
Net cash provided by (used in) operating activities-continuing operations	25,603	(26,690)
Net cash provided by operating activities-discontinued operations	—	6,029
Net cash provided by (used in) operating activities	25,603	(20,661)

Cash flow from investing activities:
Purchase of securities available for sale	(156,114)	(102,790)
Net change in federal funds sold	(4,844)	74,615
Proceeds from sales of securities available for sale	10,848	—
Proceeds from maturities and principal repayments of securities available for sale	60,727	27,469
Loans purchased	(52,070)	(15,487)
Net change in loans receivable	56,263	(52,657)
Proceeds from sales of foreclosed real estate	—	596
Net change in Federal Home Loan Bank stock	1,305	(4,223)
Proceeds from the sale of premises and equipment	2	102
Purchase of premises and equipment	(3,076)	(4,348)
Other, net	(52)	615
Net cash used in investing activities-continuing operations	(87,011)	(76,108)
Net cash provided by investing activities-discontinued operations	—	17,598
Net cash used in investing activities	(87,011)	(58,510)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	99,129	46,792
Net change in time deposits	17,439	(25,274)
Net change in advances from Federal Home Loan Bank	(55,275)	44,525
Net change in securities sold under agreements to repurchase	3,008	53,168
Cash dividends paid	(1,014)	(1,005)
Stock compensation	385	324
Proceeds from exercise of stock options	—	162
Net cash provided by financing activities-continuing operations	63,672	118,692
Net cash used in financing activities-discontinued operations	—	(33,210)
Net cash provided by provided by financing activities	63,672	85,482

Net change in cash and cash equivalents	2,264	6,311

Cash and cash equivalents at beginning of period	2,963	20,903
Cash and cash equivalents at end of period	$5,227	$27,214

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,947	$11,794
Income taxes	2,607	—

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$3,755	$278
Cash received on sale of commercial bank	—	8,224

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2009, are not necessarily indicative of the results expected for the year ending September 30, 2009.

NOTE 2.  DISCONTINUED BANK OPERATIONS

Sale of MetaBank West Central

On November 29, 2007, the Company entered into an agreement to sell MetaBank West Central (“MetaBank WC”).  On March 28, 2008 the Company consummated the sale of MetaBank WC to Anita Bancorporation (Iowa).  MetaBank WC had three offices in Stuart, Casey, and Menlo, Iowa and was a state chartered commercial bank whose primary federal regulator was the Federal Reserve Bank of Chicago.  The transaction involved the sale of the stock of MetaBank WC for approximately $8.2 million and generated a pre-tax gain on sale of $2.3 million.  The activity related to Meta Bank WC is accounted for as discontinued operations.

Activities related to discontinued bank operations have been recorded separately with prior period amounts reclassified as discontinued operations on the condensed consolidated statements of operations and cash flows. The notes to the condensed consolidated financial statements have also been adjusted to eliminate the effect of discontinued bank operations.

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At June 30, 2009 the Company’s allowance for loan losses was $9.1 million, an increase of $3.4 million from $5.7 million at September 30, 2008.  During the nine months ended June 30, 2009 the Company recorded a provision for loan losses of $18.7 million.  $8.1 million related to the Company’s Meta Payment Systems® (“MPS”) division, of which $7.9 million relates to the start-up and completion of loan originations offered in collaboration with MPS’ tax preparation partner.  This program is now complete with all appropriate accounts charged off, consistent with our policy.  There are no loan balances or allowance remaining for this program.  During the nine months ended June 30, 2009 the Company also recorded a provision for loan losses in the amount of $10.5 million primarily due to the failure of five commercial borrowers to repay their respective loans, one of which the Company believes committed fraud.  As disclosed in the Company’s 8-K filing of October 8, 2008, a borrower of the Bank has likely participated in a fraud on the Bank and other banks.  Based on the Bank’s investigation at the time, it concluded that, as of September 30, 2008, it was appropriate to establish an allowance for loan losses of $1.8 million.  After a subsequent review was completed on April 20, 2009, the Bank concluded that a $1.3 million increase to the loan loss allowance was warranted for the three months ended March 31, 2009.  Additionally, upon further review, the Bank concluded that a $1.8 million increase to the loan loss allowance was warranted for the three months ended June 30, 2009. The increases were attributable to lower collateral values caused in large part by weaker economic conditions and a deterioration in the commercial real estate market.  Potential total losses range from $2.1 million to $6.0 million with an expected loss of $4.9 million.  Of the $4.9 million provided for, $3.1 million has been charged off.

During the three months ended June 30, 2009, the Company recorded a provision for loan losses in the amount of $773,000 primarily related to the MPS tax loan portfolio and $5.5 million related to the various commercial borrowers mentioned above.  The Company’s total net charge-offs for the three months ended June 30, 2009 were $8.4 million, of which $8.0 million was related to MPS and previously provided for.  Further discussion of this change in the allowance is included in “Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

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

A reconciliation of the income (loss) and common stock share amounts used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2009 and 2008 is presented below.  See Note 11 to the Notes to Condensed Consolidated Financial Statements.

Three Months Ended June 30,	2009	2008
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Loss from continuing operations	$(2,582)	$(410)
Discontinued operations, net of tax	—	—
Net loss	$(2,582)	$(410)

Basic EPS
Weighted average common shares outstanding	2,602,655	2,596,479
Less weighted average unallocated ESOP and nonvested shares	(5,000)	(18,976)
Weighted average common shares outstanding	2,597,655	2,577,503

Earnings Per Common Share
Loss from continuing operations	$(0.99)	$(0.16)
Discontinued operations, net of tax	—	—
Net loss	$(0.99)	$(0.16)

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,597,655	2,577,503
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	—
Weighted average common and dilutive potential common shares outstanding	2,597,655	2,577,503

Earnings Per Common Share
Loss from continuing operations	$(0.99)	$(0.16)
Discontinued operations, net of tax	—	—
Net loss	$(0.99)	$(0.16)

Nine Months Ended June 30,	2009	2008
(Dollars in Thousands, Except Share and Per Share Data)		(As Restated)

Earnings
Income (loss) from continuing operations	$(734)	$3
Discontinued operations, net of tax	—	811
Net income (loss)	$(734)	$814

Basic EPS
Weighted average common shares outstanding	2,602,655	2,602,655
Less weighted average unallocated ESOP and nonvested shares	(5,000)	(19,422)
Weighted average common shares outstanding	2,597,655	2,583,233

Earnings Per Common Share
Income (loss) from continuing operations	$(0.28)	$—
Discontinued operations, net of tax	—	0.31
Net income (loss)	$(0.28)	$0.31

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,597,655	2,583,233
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	31,340
Weighted average common and dilutive potential common shares outstanding	2,597,655	2,614,573

Earnings Per Common Share
Income (loss) from continuing operations	$(0.28)	$—
Discontinued operations, net of tax	—	0.31
Net income (loss)	$(0.28)	$0.31

Stock options totaling 10,200 and 28,567 were not considered in computing diluted EPS for the three and nine months ended June 30, 2009, respectively, because they were not dilutive.  Stock options totaling 311,572 and 125,018 were not considered in computing diluted EPS for the three and nine months ended June 30, 2008, respectively, because they were not dilutive.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

At June 30, 2009 and September 30, 2008, the Company had outstanding commitments to originate and purchase loans totaling $54.8 million and $64.2 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At June 30, 2009, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

With reference to the prior disclosure in the Company’s quarterly report for the period ended March 31, 2009, the First Federal Bank Littlefield Texas ssb, formerly known as First Federal Savings and Loan Association, Littlefield, Texas v. MetaBank, formerly known as First Federal Savings Bank of the Midwest lawsuit was settled on May 26, 2009.  The Coreplus Federal Credit Union v. MetaBank matter was dismissed without prejudice on March 18, 2009.

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

A summary of option activity for the nine months ended June 30, 2009 is presented below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2008	514,328	$23.85	7.53	$329
Granted	23,000	14.77
Exercised	—	—
Forfeited or expired	(500)	22.05
Options outstanding, June 30, 2009	536,828	$23.46	7.14	$58

Options exercisable, June 30, 2009	424,470	$22.55	6.77	$1

A summary of nonvested share activity for the nine months ended June 30, 2009 is presented below:

	Number of Shares	Weighted Average Fair Market Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2008	12,500	$32.93
Granted	5,200	16.00
Vested	(5,200)	16.00
Forfeited or expired	—	—
Nonvested shares outstanding, June 30, 2009	12,500	$32.93

As of June 30, 2009, stock based compensation expense not yet recognized in income totaled $378,923 which is expected to be recognized over a weighted average remaining period of 0.97 years.

NOTE 7.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Traditional Banking, consists of its banking subsidiary, MetaBank.  MetaBank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The second reportable segment, Meta Payment Systems® (“MPS”), is a division of MetaBank.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company® and inter-segment eliminations.  MetaBank WC is accounted for as discontinued bank operations.  It is reported as part of the traditional banking segment and has been separately classified to show the effect of continuing operations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three and nine months ended June 30, 2009 and 2008, respectively.  See Note 11 to the Notes to Condensed Consolidated Financial Statements.

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Three Months Ended June 30, 2009
Interest income	$6,776	$1,661	$28	$8,465
Interest expense	1,828	148	145	2,121
Net interest income (loss)	4,948	1,513	(117)	6,344
Provision for loan losses	5,504	773	—	6,277
Non-interest income	1,141	15,700	34	16,875
Non-interest expense	4,358	16,319	278	20,955
Income (loss) from continuing operations before tax	(3,773)	121	(361)	(4,013)
Income tax expense (benefit)	(1,350)	34	(115)	(1,431)
Income (loss) from continuing operations	$(2,423)	$87	$(246)	$(2,582)

Inter-segment revenue (expense)	$2,177	$(2,177)	$—	$—
Total assets	352,931	465,124	1,460	$819,515
Total deposits	220,670	442,187	(317)	$662,540

(1)  For the three months ended June 30, 2009 there was no information to report on MetaBank WC.

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Three Months Ended June 30, 2008 (As Restated)
Interest income	$6,992	$2,766	$(587)	$9,171
Interest expense	3,275	240	(335)	3,180
Net interest income (loss)	3,717	2,526	(252)	5,991
Provision for loan losses	125	—	—	125
Non-interest income	939	7,583	7	8,529
Non-interest expense	4,763	10,429	(52)	15,140
Income (loss) from continuing operations before tax	(232)	(320)	(193)	(745)
Income tax expense (benefit)	(109)	(128)	(98)	(335)
Income (loss) from continuing operations	$(123)	$(192)	$(95)	$(410)

Inter-segment revenue (expense)	$1,761	$(1,761)	$—	$—
Total assets	447,682	331,295	1,905	780,882
Total deposits	224,499	320,589	(592)	544,496

(1)  For the three months ended June 30, 2009 there was no information to report on MetaBank WC.

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Nine Months Ended June 30, 2009
Interest income	$19,773	$7,866	$86	$27,725
Interest expense	5,715	778	483	6,976
Net interest income (loss)	14,058	7,088	(397)	20,749
Provision for loan losses	10,527	8,149	—	18,676
Non-interest income	2,113	63,833	75	66,021
Non-interest expense	14,007	54,185	965	69,157
Income (loss) from continuing operations before tax	(8,363)	8,587	(1,287)	(1,063)
Income tax expense (benefit)	(3,046)	3,156	(439)	(329)
Income (loss) from continuing operations	$(5,317)	$5,431	$(848)	$(734)

Inter-segment revenue (expense)	$6,253	$(6,253)	$—	$—
Total assets	352,931	465,124	1,460	819,515
Total deposits	220,670	442,187	(317)	662,540

(1)  For the nine months ended June 30, 2009 there was no information to report on MetaBank WC.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2008 (As Restated)
Interest income	$18,252	$9,658	$55	$27,965
Interest expense	9,023	855	606	10,484
Net interest income (loss)	9,229	8,803	(551)	17,481
Provision for loan losses	195	—	—	195
Non-interest income	2,215	24,621	108	26,944
Non-interest expense	13,367	30,556	358	44,281
Income (loss) from continuing operations before tax	(2,118)	2,868	(801)	(51)
Income tax expense (benefit)	(740)	994	(308)	(54)
Income (loss) from continuing operations	$(1,378)	$1,874	$(493)	$3

Inter-segment revenue (expense)	$4,432	$(4,432)	$—	$—
Total assets	447,682	331,295	1,905	$780,882
Total deposits	224,499	320,589	(592)	$544,496

	West Central
Nine Months Ended June 30, 2008 (As Restated)
Net interest income	$262
Provision for loan losses	(57)
Non-interest income, including gain on sale	2,440
Non-interest expense	374
Income from discontinued operations before tax	2,385
Income tax expense	1,574
Income from discontinued operations	$811

Inter-segment revenue (expense)	$175
Total assets	—
Total deposits	—

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 175-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for financial statements issued after June 15, 2009.  The adoption of FSP FAS 157-4 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.  FSP FAS 115-2 and FAS 124-2 are effective for financial statements issued after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for financial statements issued after June 15, 2009.  The Company adopted FSP FAS 107-1 and APB 28-1 beginning June 30, 2009 with no material impact on the Company’s financial position, results of operation or cash flows.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at June 30, 2009.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of June 30, 2009.

	Fair Value at June 30, 2009
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$286,927	$—	$286,927	$—

Included in securities available for sale are trust preferred securities as follows:

At June 30, 2009

			Unrealized	S&P	Moody
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,980	$3,501	$(1,479)	BB	Baa2
Huntington Capital Trust II SE	4,968	2,097	(2,871)	B	Baa3
Bank Boston Capital Trust IV (2)	4,960	2,193	(2,767)	B	Baa3
Bank America Capital III	4,947	1,616	(3,331)	B	Baa3
PNC Capital Trust	4,947	3,130	(1,817)	BBB	Baa1
Cascade Capital Trust I 144A (3)	500	445	(55)
CNB Invt Tr II Exchangeable Pfd Ser B (3)	500	250	(250)
Total	$25,802	$13,232	$(12,570)

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

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the lower of cost or fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at June 30, 2009 represents the fair value and related losses that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of June 30, 2009.

	Fair Value at June 30, 2009
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

FHLB Stock	$6,787	$—	$6,787	$—
Foreclosed Assets, net	2,500	—	2,500	—
Loans	23,878	—	23,878	—
Total	$33,165	$—	$33,165	$—

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2009 and September 30, 2008, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Banks’ capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2009 and September 30, 2008.  The information presented is subject to change over time based on a variety of factors.

	June 30, 2009		September 30, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$5,227	$5,227	$2,963	$2,963
Federal funds sold	10,032	10,032	5,188	5,188
Securities available for sale	286,927	286,927	203,834	203,834
Loans receivable, net	402,624	417,448	427,928	426,527
FHLB stock	6,787	6,787	8,092	8,092
Accrued interest receivable	3,465	3,465	4,497	4,497

Financial liabilities
Noninterest bearing demand deposits	461,086	461,086	355,020	355,020
Interest bearing demand deposits, savings, and money markets	60,524	60,524	67,461	67,461
Certificates of deposit	140,930	143,276	123,491	124,808
Total deposits	662,540	664,886	545,972	547,289

Advances from FHLB	76,750	80,195	132,025	134,558
Securities sold under agreements to repurchase	8,356	8,356	5,348	5,348
Subordinated debentures	10,310	8,566	10,310	17,834
Accrued interest payable	607	607	578	578

Off-balance-sheet instruments, loan commitments	—	—	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2009 and September 30, 2008.

CASH AND CASH EQUIVALENTS

The carrying amount of cash and short-term investments is assumed to approximate the fair value.

FEDERAL FUNDS SOLD

The carrying amount of federal funds sold is assumed to approximate the fair value.

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

LOANS RECEIVABLE, NET

The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of June 30, 2009 and September 30, 2008.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of June 30, 2009 and September 30, 2008 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED

DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of June 30, 2009 and September 30, 2008 over the contractual maturity of such borrowings.

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

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2009 and 2008 are as follows:

	Traditional Banking Goodwill	Meta Payment Systems® Goodwill	Meta Payment Systems® Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2008	$1,508	$425	$273	$2,206

Acquisitions during the period	—	—	302	302

Balance as of June 30, 2009	$1,508	$425	$575	$2,508

	Traditional Banking Goodwill	Meta Payment Systems® Goodwill	Meta Payment Systems® Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2007	$1,508	$—	$—	$1,508

Acquisitions during the period	—	425	113	538

Balance as of June 30, 2008	$1,508	$425	$113	$2,046

Discontinued Operations-Traditional Banking

Balance as of September 30, 2007	$1,895

Dispositions during the period (1)	(1,895)

Balance as of June 30, 2008	$—

(1) MetaBank WC was sold during the quarter ended March 31, 2008.

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to goodwill during the nine months ended June 30, 2009 and 2008.

Note 11. RESTATEMENT OF FINANCIAL INFORMATION

On June 22, 2009, the Company reported that the Audit Committee of its Board of Directors had determined to restate its earnings results for the fiscal year ended September 30, 2008, and the fiscal quarters ended December 31, 2008 and March 31, 2009.  The restatements, which resulted in an earnings decrease for fiscal year 2008 and a corresponding change to shareholders’ equity at September 30, 2008 and the first and second quarters of fiscal year 2009, are the result of an error in estimating income tax expense associated with the Company’s March 28, 2008 sale of its subsidiary, MetaBank West Central.  In total, fiscal quarter ended June 30, 2008 net income decreased by $1.1 million, or $0.41 per diluted share, from income of $1.9 million, or $0.72 per diluted share, to income of $814,000, or $0.31 per diluted share.

Summary of restatement items for the fiscal quarter ended June 30, 2008:

Nine Months Ended June 30, 2008	Adjustments

Net income as originally reported	$1,888
Error in income tax expense	(1,074)
Net income as adjusted	$814

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

The following table summarizes the impact of the restatements on the Company’s consolidated statement of operations for the nine months ended June 30, 2008.  These restatements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended September 30, 2008.

Consolidated Statement of Operations	As Previously
Nine Months Ended June 30, 2008	Reported	As Restated

Income tax expense from discontinued operations	$500	$1,574
Income from discontinued operations	1,885	811
Net Income	1,888	814
Earnings per share:
Income from discontinued operations - basic	$0.73	$0.31
Income from discontinued operations - diluted	$0.72	$0.31

The restatement also affects Notes 4 and 7 of Notes to Condensed Consolidated Financial Statements.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2009, compared to September 30, 2008, and the consolidated results of operations for the three and nine months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2008.

CORPORATE DEVELOPMENTS AND OVERVIEW

The Company recorded a net loss of $2.6 million for the fiscal third quarter of 2009 which was primarily due to an increased provision for loan losses in the amount of $6.2 million.  As discussed below, the provision comprised $773,000 related to the MPS division and $5.5 million related to the Company’s traditional bank segment in connection with various commercial borrowers.  Net loss in the current period was also impacted by higher operating expenses at MPS, commensurate with the growth in revenue.  In addition, net interest income increased $353,000 as compared to the same period in fiscal year 2008.

The MPS division continued to demonstrate significant growth on a year-over-year basis.  Fiscal third quarter 2009 MPS-related fee income grew by $8.2 million, or 109%, as all business lines were higher than the same period in fiscal 2008.  In collaboration with one of MPS’s tax preparation partners, MPS introduced a new credit-related product that functions in concert with the Meta-issued prepaid card during the first fiscal quarter.  The division’s rebate, tax and credit business lines were major contributors to the increase in revenue in the fiscal third quarter.  The division also continued to exhibit product innovation as 40 patents were pending at the end of the quarter.

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

FINANCIAL CONDITION

As of June 30, 2009, the Company’s assets grew by $63.1 million, or 8.3%, to $819.5 million compared to $756.4 million at September 30, 2008.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed securities and to a lesser extent in the Company’s investment in federal funds sold, offset in part by decreases in investment securities available for sale and net loans receivable.

Total cash and cash equivalents and federal funds sold were $15.3 million at June 30, 2009, an increase of $7.1 million from $8.2 million at September 30, 2008.  The increase primarily was the result of the Company’s excess liquidity due to an increase in deposits, primarily due to deposits generated by MPS.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with various correspondent banks.  Federal funds sold deposits may be maintained at the FHLB of Des Moines or various commercial banks, including, but not limited to the following:  CitiBank, JP Morgan Chase, M&I Bank, BNP Paribas, Bank of America and Bankers Bank, all but one with assets in excess of $1.0 billion.  At June 30, 2009, the Company held $10.0 million in federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $83.1 million, or 40.1%, to $286.9 million at June 30, 2009, as investment purchases exceeded related maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  Approximately 32% of the mortgage-backed securities have balloons which further limit maturity extension risk.  During the nine month period ended June 30, 2009, the Company purchased $155.4 million of mortgage-backed securities with average lives of five years or less and stated finals of approximately 30 years or less.

The Company’s portfolio of net loans receivable decreased $25.3 million, or 5.9%, to $402.6 million at June 30, 2009.  This decrease primarily relates to a decrease of $21.8 million in commercial business and agricultural operating loans due to pay downs and transfers to other repossessed assets and an increase in the allowance for loan losses of $3.4 million.  Offsetting the above was an increase in commercial and multi-family real estate loans of $11.5 million.

FHLB stock, at cost, decreased $1.3 million primarily due to decreased borrowings with the FHLB of Des Moines, IA.  Bond insurance receivable decreased $2.0 million as management revised the expected receipt of insurance proceeds.

Foreclosed real estate and foreclosed assets increased to $2.5 million as compared to none at September 30, 2008 due to the Company’s foreclosure of assets and loan collateral related to previously reported non-performing loans.  See “Non-performing Assets and Allowance for Loan Losses” below for further discussion.

Total deposits increased $116.6 million, or 21.4%, to $662.5 million at June 30, 2009.  The Company continues to grow its low- and no-cost deposit portfolio.  Total MPS deposits were up $111.2 million, or 33.6%, at June 30, 2009, as compared to September 30, 2008.  This increase results from growth in prepaid card sponsorship programs.

Total borrowings decreased $52.3 million, or 35.6%, from $147.7 million at September 30, 2008 to $95.4 million at June 30, 2009 and is primarily due to the growth of deposits.

At June 30, 2009, the Company’s shareholders’ equity totaled $44.1 million, down $1.6 million from $45.7 million at September 30, 2008.  The decrease was related to 2009 year-to-date net loss (see “Results of Operations” below), the payment of dividends on the Company’s common stock and an unfavorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio.  At June 30, 2009, MetaBank continues to exceed regulatory requirements for classification as well-capitalized institution.

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

The Company believes that the level of allowance for loan losses at June 30, 2009 adequately reflects potential risks related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Non-Performing Assets As Of
	June 30, 2009	September 30, 2008
	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family	$4,173	$942
Commercial & Multi Family	10,455	1,302
Agricultural Real Estate	—	12
Consumer	—	1
Commercial Business	2,582	538
Total	17,210	2,795

Accruing Loans Delinquent 90 Days or More	—	4,600
Total	—	4,600

Restructured Loans:
Agricultural Operating	—	121
Total	—	121

Foreclosed Assets:
Consumer	—	—
Commercial Business	2,500	—
Total	2,500	—

Total Non-Performing Assets	$19,710	$7,516
Total as a Percentage of Total Assets	2.41%	0.99%

The 2009 third quarter increase in non-performing loans relates to three commercial borrowers and is primarily due to deterioration in the commercial real estate market caused by the economic downturn.

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

On the basis of management’s review of its loans and other assets, at June 30, 2009, the Company had classified a total of $34.2 million of its assets as substandard, $12.1 million as doubtful and none as loss.  This compares to classifications at September 30, 2008 of $15.8 million as substandard, $88,000 as doubtful and none as loss.  As of June 30, 2009, $19.9 million out of a total of $34.2 million of substandard assets is attributable to the trust preferred securities identified above.  See Note 9 to the Notes to Condensed Consolidated Financial Statement.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management reiterates and restates its concern that developments in the sub-prime mortgage market may have a direct effect on residential real estate prices and an indirect effect on the economy in general.  In addition, the economic slowdown is straining the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past five years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management concludes that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets continue to be mostly positive.  Reasonable commodity prices as well as higher yields have created strong economic conditions for most farmers.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the slowdown in economic growth during this fiscal year may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, and is an area to be closely monitored by management in view of its stated concerns.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2009 reflects an adequate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

At June 30, 2009, the Company has established an allowance for loan losses totaling $9.1 million, or 53.0% of non-performing loans, compared to $5.7 million, or 76.3% of non-performing loans at September 30, 2008.  Excluding the current period allowance related to MPS, the ratio of allowance to non-performing loans would have been 52.0% at June 30, 2009.  The decline in the coverage ratio is due to management taking a more conservative approach to valuing our assets and related collateral to reflect the recent and anticipated ongoing decline in values.  This resulted in the charge offs that are reflected in the table below.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and nine months ended June 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2009	2008	2009	2008

Beginning balance	$11,224	$4,581	$5,732	$4,493
Provision for loan losses	6,277	125	18,676	195
Charge-offs	(8,436)	(1)	(15,850)	(30)
Recoveries	60	23	567	70
Ending balance	$9,125	$4,728	$9,125	$4,728

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that: (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” of its Annual Report on Form 10-K/A for the year ended September 30, 2008 and contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance as of both June 30, 2009 and September 30, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Deferred Tax Assets.  The Company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to income for the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not.  An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance.  There was no deferred tax valuation allowance at June 30, 2009 or September 30, 2008.

Other-Than-Temporary Impairment.  Management evaluates the Company’s available for sale securities for other-than-temporary impairment at least on a quarterly basis, and more often if economic or market concerns warrant such evaluation.  Such factors management uses to determine impairment are:  (i) the length of time and extent to which the market value has been less than cost, (ii) the financial condition and near-term prospects of the issuer including specific events, (iii) the Company’s intent and ability to hold the investment to the earlier of maturity or recovery in fair value, (iv) the implied and historical volatility of the security, and (v) any downgrades by rating agencies.

RESULTS OF OPERATIONS

General.  The Company recorded a loss from continuing operations of $2.6 million, or $0.99 per diluted share, for the three months ended June 30, 2009 compared to a net loss of $410,000, or $0.16 per diluted share, for the same period in fiscal year 2008.  Net loss in the current period was primarily impacted by higher operating expenses at MPS, commensurate with the growth in revenue, and an increased provision for loan losses in connection with various commercial borrowers.  In addition, net interest income increased $353,000 as compared to the same period in fiscal year 2008.

The Company recorded a loss from continuing operations of $734,000, or $0.28 per diluted share, for the nine months ended June 30, 2009 compared to income of $3,000, or $0.00 per diluted share, for the same period in fiscal year 2008.  Including discontinued operations, net loss was $734,000, or $0.28 per diluted share for the nine months ended June 30, 2009 compared to income of $814,000, or $0.31 per diluted share for the same period in fiscal year 2008.  Net loss for the nine month period ended June 30, 2009 were impacted by the aforementioned factors.

Net earnings in the prior year nine month period ended June 30, 2008 were impacted by an after-tax gain of $735,000 million resulting from the sale of the Company’s commercial banking subsidiary, MetaBank WC.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

Net Interest Income.  Net interest income from continuing operations for the third quarter of fiscal year 2009 increased by $353,000, or 5.9%, to $6.3 million from $6.0 million for the same period in the prior fiscal year.  Net interest margin decreased to 3.19% for the third quarter of 2009 as compared to 3.32% for the same period in 2008.  Overall, asset yields declined by 83 basis points due to a lower average yields.  In addition, the investment portfolio grew from 40.9% to 46.9% of interest-earning assets which compounded the decline in yield.  Also, interest income for three loans placed on non-accrual status was reversed during the quarter.  Rates paid on deposits and interest-bearing liabilities decreased by 66 basis points from 1.73% in the 2008 quarter to 1.07% in 2009.  As of June 30, 2009, low- and no-cost checking deposits represented 79% of total deposits compared to 76% one year earlier.  The increase was driven by growth of $121.6 million in MPS deposits as of the end of the quarter; as compared to one year earlier, this was a 38% increase.

Net interest income for the nine months ended June 30, 2009 was $20.7 million, up $3.3 million or 19% from 2008.  The net interest margin increased by four basis points to 3.49%.  Contributing to this increase was a 17% increase in earning assets while the level of interest-bearing liabilities decreased by 10% due to the continued migration to no-cost deposits provided by MPS.

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

	2009			2008 (As Restated)
	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
Three Months Ended June 30,	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$423,155	$5,625	5.33%	$428,416	$6,290	5.91%
Mortgage-backed securities	297,492	2,652	3.58%	217,924	2,390	4.41%
Other investments and fed funds sold	76,252	188	0.99%	78,925	491	2.50%
Total interest-earning assets	796,899	$8,465	4.26%	725,265	$9,171	5.09%
Non-interest-earning assets	64,332			78,773
Total assets	$861,231			$804,038

Non-interest bearing deposits	$492,238	$—	0.00%	$365,792	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	16,406	10	0.24%	14,335	16	0.45%
Savings	10,085	9	0.36%	9,539	14	0.59%
Money markets	35,248	85	0.97%	78,318	370	1.90%
Time deposits	132,720	1,107	3.35%	134,994	1,413	4.21%
FHLB advances	85,217	646	3.04%	75,350	792	4.23%
Other borrowings	23,737	264	4.46%	62,797	575	3.68%
Total interest-bearing liabilities	303,413	2,121	2.80%	375,333	3,180	3.41%
Total deposits and interest-bearing liabilities	795,651	$2,121	1.07%	741,125	$3,180	1.73%
Other non-interest bearing liabilities	17,743			9,776
Total liabilities	813,394			750,901
Shareholders’ equity	47,837			53,137
Total liabilities and shareholders’ equity	$861,231			$804,038
Net interest income and net interest rate spread including non-interest bearing deposits		$6,344	3.19%		$5,991	3.36%

Net interest margin			3.19%			3.32%

	2009			2008 (As Restated)
	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
Nine Months Ended June 30,	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$429,863	$19,533	6.08%	$408,651	$19,167	6.27%
Mortgage-backed securities	243,386	7,457	4.10%	191,747	6,236	4.34%
Other investments and fed funds sold	121,307	735	0.81%	77,028	2,562	4.44%
Total interest-earning assets	794,556	$27,725	4.67%	677,426	$27,965	5.51%
Non-interest-earning assets	68,931			59,164
Total assets	$863,487			$736,590

Non-interest bearing deposits	$486,554	$—	0.00%	$335,804	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,788	31	0.26%	15,314	91	0.79%
Savings	9,704	30	0.41%	10,064	90	1.19%
Money markets	38,128	321	1.13%	66,701	1,279	2.56%
Time deposits	147,462	3,802	3.45%	143,571	4,808	4.47%
FHLB advances	67,289	2,034	4.04%	70,809	2,588	4.88%
Other borrowings	34,680	758	2.92%	41,549	1,628	5.23%
Total interest-bearing liabilities	313,051	6,976	2.98%	348,008	10,484	4.02%
Total deposits and interest-bearing liabilities	799,605	$6,976	1.17%	683,812	$10,484	2.05%
Other non-interest bearing liabilities	16,674			8,555
Total liabilities	816,279			692,367
Shareholders’ equity	47,208			44,223
Total liabilities and shareholders’ equity	$863,487			$736,590
Net interest income and net interest rate spread including non-interest bearing deposits		$20,749	3.50%		$17,481	3.46%

Net interest margin			3.49%			3.45%

Provision for Loan Loss.  The Company recorded a provision for loan losses in the third quarter of fiscal year 2009 of $6.3 million compared to a provision of $125,000 for the same period in the prior fiscal year.  The provision was comprised of $773,000 related to the MPS division and $5.5 million related to the Company’s traditional bank segment in connection with various commercial borrowers.  The borrowers, including the previously disclosed loan fraud case, which was the largest, accounted for approximately two-thirds of the provision.  For the nine months ended June 30, 2009, the Company recorded a provision of $18.7 million compared to a provision of $195,000 for the same period in the prior fiscal year due to the aforementioned factors.  Also see Note 3 to the Notes to Condensed Consolidated Financial Statements and “Non-performing Assets and Allowance for Loan Losses” herein for further discussion.

Non-Interest Income.  Non-interest income increased by $8.4 million, or 99.0%, to $16.9 million from $8.5 million in the prior fiscal year third quarter.  The increase is primarily the result of higher fee income earned on prepaid debit cards, income tax related programs, credit products and other products offered by MPS.  Fees earned on MPS-related programs were $15.7 million for the third quarter of fiscal year 2009, compared to $7.5 million for the same quarter in fiscal year 2008.  For the nine months ended June 30, 2009, non-interest income increased by $39.2 million, or 145.3%, to $66.1 million from $26.9 million for the same period in the prior fiscal year.  Fees earned on MPS-related programs were $63.4 million for the nine months ended June 30, 2009, compared to $24.5 million for the same period in fiscal year 2008.

In addition, the Bank sold an equity interest in MasterCard which resulted in a third quarter gain of $515,000.  Offsetting this increase was a recorded loss on the sale of foreclosed property and real estate owned in the amount of $208,000.  The Bank sold a portion of assets acquired due to fraud of a commercial borrower previously disclosed.

Non-Interest Expense.  Non-interest expense increased by $5.8 million, or 38.4%, to $20.9 million for the third quarter of fiscal year 2009 from $15.1 million for the same quarter in fiscal year 2008.  Non-interest expense increased by $24.9 million, or 56.2%, to $69.2 million for the nine months ended June 30, 2009 from $44.3 million for the same period in fiscal year 2008.

Costs associated with the operational support of products at MPS also increased, although to a lesser extent than the related non-interest income.  Card processing expenses rose $3.5 million from $3.6 million in the third quarter of fiscal year 2008 to $7.1 million in the current quarter.  For the nine months ended June 30, 2009, card processing expense totaled $27.2 million, compared to $11.7 million for the same period in the prior fiscal year.  These expenses primarily stem from the aforementioned growth in programs managed by MPS.

Compensation expense rose $1.6 million to $8.2 million for the three months ended June 30, 2009 as compared to $6.6 million for the same period in fiscal 2008.  For the nine months ended June 30, 2009, compensation expense totaled $24.0 million, compared to $18.8 million for the same period in the prior fiscal year.  The increase represents the addition of management, client relations, compliance and operations support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Most of the new employees are focused on supporting new business growth and the expansion of existing MPS products and services.

The Company’s occupancy and equipment expense also rose during the third quarter of fiscal year 2009 as compared to the same period in the prior fiscal year.  Occupancy and equipment expense for the third quarter of fiscal year 2009 was $2.0 million compared to $1.7 million for the same period in fiscal year 2008.  Occupancy and equipment expense for the nine months ended June 30, 2009 was $5.8 million compared to $4.8 million for the same period in fiscal year 2008.  Both quarter and year-to-date increases were due to supporting new product lines and increasing market penetration of MPS products and services

Legal and consulting expense was $690,000 for the third quarter of fiscal year 2009, down $306,000 or 30.7% from the same period in 2008 due to the wind down of the seasonal tax programs.  Legal and consulting expense was $2.7 million for the nine months ended June 30, 2009, up $510,000 or 22.9% from the same period in 2008.  The increase related to MPS growth, resolution of previously disclosed customer fraud issues and general corporate matters.

The Company’s data processing expense also rose during the third quarter of fiscal year 2009 as compared to the same period in the prior fiscal year due to increased transaction volumes from MPS programs.  Data processing expense for the third quarter of fiscal year 2009 was $498,000 compared to $386,000 for the same period in fiscal year 2008.  Data processing expense for the nine months ended June 30, 2009 was $1.8 million compared to $968,000 for the same period in fiscal year 2008.

The Company’s other non-interest expense totaled $2.1 million for the third quarter of fiscal year 2009 as compared to $1.6 million for the same period in fiscal 2008.  Regulatory expense increased $219,000 due to increased FDIC assessments, including $68,000 for the 2009 special assessment, and insurance and surety bond costs increased $81,000 as compared to the same period in 2008.  Other non-interest expense for the nine months ended June 30, 2009 was $6.4 million compared to $4.9 million for the same period in fiscal year 2008.  Regulatory expense increased $766,000 and insurance and surety bond costs increased $398,000 as compared to the same period in 2008.

Income Tax Benefit.  Income tax benefit from continuing operations for the third quarter of fiscal year 2009 was $1.4 million, or an effective tax rate of 35.7%, compared to $335,000, or an effective tax rate of 45.0%, for the same period in the prior fiscal year.  For the nine months ended June 30, 2009, the Company recorded an income tax benefit from continuing operations in the amount of $329,000, or an effective tax rate of 31.0%, compared to $54,000, or an effective tax rate of 106.0% for the same period in the prior fiscal year.  The change in tax benefit is primarily due to the change in loss from continuing operations before income tax benefit.  The Company’s recorded income tax benefit was also impacted by permanent differences between book and taxable income.

Discontinued Operations.  The Company reported no income from discontinued operations in the current fiscal year compared to income of $811,000 for the prior nine month period ended June 30, 2008.  The prior year was impacted by a $735,000 after-tax gain on sale of MetaBank WC.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion on discontinued operations.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2009, the Company had commitments to originate and purchase loans totaling $54.8 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require MetaBank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth MetaBank’s actual capital and required capital amounts and ratios at June 30, 2009 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$55,988	6.80%	$12,346	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	55,988	6.80	32,923	4.00	$41,154	5.00%
Tier 1 (core) capital (to risk-weighted assets)	55,988	10.44	21,443	4.00	32,165	6.00
Total risk-based capital (to risk-weighted assets)	62,719	11.70	42,887	8.00	53,609	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At June 30, 2009, MetaBank exceeded requirements for the well capitalized category.

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

Another recently implemented program intended to stabilize the nation’s banking system is the Term Asset-Backed Securities Loan Facility (the “TALF”) promulgated by the Board of Governors of the Federal Reserve System.  The program, which became operational in March, 2009, is intended to increase credit availability and support economic activity by facilitating renewed issuance of consumer and small business asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).  Under TALF, the Federal Reserve Bank of New York will finance the purchase of eligible ABS and CMBS by investors that own eligible collateral so long as such investor maintains an account relationship with a primary dealer.  Generally, eligible ABS must be newly issued, highly rated ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration.  Eligible CMBS must also meet certain requirements, including:  (i) it must entitle its holders to payments of principal and interest throughout its remaining term, (ii) it must bear interest at a fixed pass-through rate or at a rate based on the weighted average of the underlying fixed mortgage rates, and (iii) the CMBS must not be junior to other securities with claims on the same pool of loans.  Minimum loan sizes under the TALF will be $10 million and TALF loans will generally have a three year maturity.  The Federal Reserve has also determined that certain high-quality commercial mortgage-backed securities issued before January 1, 2009 will become eligible collateral under the TALF.  Starting in June 2009, however, TALF loans secured by SBA Pool Certificates, SBA Development Company Participation Certificates, or ABS secured by student loans or commercial mortgages will have a five-year maturity if the borrower so elects.  The facility will cease making loans on December 31, 2009 unless the Federal Reserve extends such date.

In response to the current reserve ratios of the Deposit Insurance Fund, and the need to restore it to its statutory minimum, the Federal Deposit Insurance Corporation (the “FDIC”) announced on May 22, 2009 a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009 (although no institution’s special assessment will exceed 10 basis points times the institution’s assessment base for the second quarter of 2009.  The special assessment is payable on September 30, 2009.  The FDIC also announced that an additional special assessment later in 2009 is “probable.”  In addition, the FDIC made changes to its risk-based assessment rates effective April 1, 2009.

Finally, the FDIC promulgated a temporary liquidity guarantee program that had both a debt guarantee component, whereby the FDIC agreed to guarantee certain senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009, and a transaction account guarantee component, whereby the FDIC agreed to insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as lawyers’ trust accounts, payment processing accounts, payroll accounts and working capital accounts through December 31, 2009.  The FDIC has proposed an extension of the transaction account guarantee component of this program but, as of the date of this filing, no extension has been finalized.  MetaBank opted out of participation in both of these programs, however.

On May 22, 2009, President Obama signed into law the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the “Credit Card Act”).  The law made significant changes to the Truth in Lending Act as implemented by the Federal Reserve’s Regulation Z.  The Credit Card Act imposes a number of changes upon credit card issuers by February 2010, although a limited number of changes go into effect in August 2009.  While the Company does not have any credit card programs that are affected by the legislation, it will continue to monitor developments in this area.

While the Credit Card Act primarily affects credit cards, it contains an amendment (Title IV) relating to open and closed loop prepaid cards.  The full impact of the Credit Card Act remains to be seen as many of the details are dependent upon the regulations as promulgated by the Federal Reserve.  The amendments in Title IV of the Credit Card Act must be effective 15 months after enactment (i.e., August 2010) but final rules must be issued no later than nine months after passage of such Act (i.e., February 2010). Accordingly, the industry will have six months to implement any required changes after promulgation of such rules. With respect to additional rulemaking, the Company intends to participate in the Federal Reserve’s rulemaking process.  Although it cannot be predicted with absolute certainty, the Company does not expect earnings to be more than modestly affected.

The extent to which these programs and others like them will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  It is also likely, but not certain, that additional legislation affecting financial institutions (such as MetaBank) and their holding companies (such as the Company) will be enacted.

Legislative and regulatory changes continue to be proposed with respect to consumer financial products and services.  The most significant of these proposals was released by the U.S. Treasury in June 2009 and involves the creation of a new, independent federal agency to be called the Consumer Financial Protection Agency.  The proposed agency would regulate consumer financial products and services and provide minimum, uniform rules with respect to such products, including products currently offered by the Bank and MPS.  The proposal also includes a rollback of preemption for federally chartered banks (like the Bank) such that a broad category of state consumer law not currently applicable to the Bank would be applicable to the operations and product offerings of the Bank, its subsidiaries and its affiliates.  In addition, the proposed agency would have sole rulemaking and interpretive authority.  Debate continues with respect to the creation and powers of the proposed agency and there is no way to predict whether it will be created and, if it is, the authority it will possess.

Aside from the proposal discussed above, additional legislative and regulatory proposals have been set forth by members of Congress and federal agencies related to tax refund anticipation products.  There is no way to determine whether such proposals will be enacted by Congress or adopted by regulatory agencies and the extent to which they will impact the operations of the Bank and MPS.

The Company utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity.  In addition, the Bank has given notice to its own insurer.  The Company has been notified by the processor that its insurer has denied the claim filed.  The Company has made demand for payment and has filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages, which action is currently pending.

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

Presented below (including discontinued operations), as of June 30, 2009 and September 30, 2008, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  At June 30, 2009, the Company was less sensitive to an adjustment in market value in an increasing interest rate environment compared to September 30, 2008.  Down 100 basis points and down 200 basis points are not presented for June 30, 2009 due to the extremely low rate environment.  At both June 30, 2009 and September 30, 2008, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  As of June 30, 2009, MetaBank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rates	Board Limit	At June 30, 2009		At September 30, 2008
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
+200 bp	(20)%	$(104)	(1)%	$(10,035)	(14)%
+100 bp	(10)	1,384	2	(4,739)	(7)
0 bp (Base Case)	—	—	—	—	—
-100 bp	(10)	—	—	2,447	4
-200 bp	(20)	—	—	668	1

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.                                   Legal Proceedings – See “Legal Proceedings” of Note 5 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.                         Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2008 as well as in our Quarterly Reports on Form 10-Q/A for the periods ended December 31, 2008 and March 31, 2009.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us.

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

META FINANCIAL GROUP, INC.

Date:	August 10, 2009	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	August 10, 2009	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President
and Chief Financial Officer