Form 10-K
period 2009-09-30
META FINANCIAL GROUP INC
filed 2009-12-10
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

(712) 732-4117

Registrant’s telephone number:

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐  NO  ☒

Indicate by check mark if the Registrant is not required to be file reports pursuant Section 13 and Section 15(d) of the Act.  YES  ☒  NO  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES  ☒  NO  ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of December 8, 2009, there were outstanding 2,634,215 shares of the Registrant’s Common Stock.

As of March 31, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ System as of such date, was $20.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held January 25, 2010.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

Available Information

The Company’s website address is www.bankmeta.com.  The Company makes available, through a link with the SEC’s EDGAR database, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.  The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC.

[This page left intentionally blank.]

PART I

Item 1.                    Description of Business

General

Meta Financial, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a federal savings bank.  Meta Financial, on September 20, 1993, acquired all of the capital stock of the Bank in connection with its conversion from the mutual to stock form ownership (the “Conversion”).  On September 30, 1996, Meta Financial became a bank holding company for regulatory purposes upon its acquisition of MetaBank West Central (“MetaBank WC”) until its sale of MetaBank WC in March 2008, at which time Meta Financial became a unitary savings and loan holding company again, all as discussed below.  Unless the context otherwise requires, references herein to the Company include Meta Financial and the Bank, and all subsidiaries on a consolidated basis.

After the Conversion, the Company acquired several financial institutions.  On March 28, 1994, Meta Financial acquired Brookings Federal Bank in Brookings, South Dakota (“Brookings Federal”).  On December 29, 1995, Meta Financial acquired Iowa Savings Bank, FSB in Des Moines, Iowa (“Iowa Savings”).  Brookings Federal and Iowa Savings were both merged with, and now operate as market areas of, the Bank.  On September 30, 1996, Meta Financial completed the acquisition of Central West Bancorporation (“CWB”), the holding company for MetaBank WC, which upon the merger of CWB into Meta Financial resulted in MetaBank WC becoming a stand-alone commercial bank subsidiary of Meta Financial.  On March 28, 2008, the Company sold MetaBank WC and reclassified financial information as discontinued bank operations in the consolidated financial statements and the notes thereto in the Annual Report for fiscal 2007.  As such, information in this Annual Report on Form 10-K has been adjusted to eliminate the effect of discontinued bank operations unless otherwise indicated.

The Bank, the only direct, active full service banking subsidiary of Meta Financial, is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company that provides services nationwide.  The Company provides a full range of financial services.  The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, and consumer and commercial business loans primarily in the Bank’s market areas.  Due to the recent economy, originations of commercial and multi-family real estate loans and commercial business loans are down compared to prior years.  The Bank also purchases loan participations from time to time from other financial institutions.  The Bank also purchases mortgage-backed securities and other investments permissible under applicable regulations.  In 2004, the Bank created a division known as MPS, which issues various prepaid cards, consumer credit products, and sponsors ATMs into various debit networks and offers other payment industry products and services.  MPS generates fee income and low- and no-cost deposits for the Bank through its activities.  As noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included  in Item 7 of this Annual Report on Form 10-K, MPS is expanding and plays a significant role in the Company’s financial performance.

The Company’s revenues are derived primarily from interest on commercial and residential mortgage loans, mortgage-backed securities, fees generated through the activities of MPS, other investments, consumer loans, agricultural operating loans, commercial business loans, income from service charges, loan origination fees, and loan servicing fee income.

Meta Financial also owns Meta Trust, a South Dakota trust corporation.  Meta Trust, established in April 2002 as a South Dakota corporation and a wholly-owned subsidiary of Meta Financial, provides a full range of trust services.  First Midwest Financial Capital Trust, also a wholly-owned subsidiary of Meta Financial, was established in July 2001 for the purpose of issuing trust preferred securities.

Meta Financial, the Bank and Meta Trust are subject to comprehensive regulation and supervision.  See “Regulation” herein.

The home office of the Company is located at 121 East Fifth Street, Storm Lake, Iowa 50588.  Its telephone number at that address is (712) 732-4117.

Market Areas

The Bank has four market areas and the MPS division: Northwest Iowa (“NWI”), Brookings, Central Iowa (“CI”), and Sioux Empire (“SE”).  The Bank’s headquarters is located at 121 East Fifth Street in Storm Lake, Iowa.  NWI operates two offices in Storm Lake, Iowa.  Brookings operates one office in Brookings, South Dakota.  CI operates a total of six offices in Iowa:  Des Moines (3), West Des Moines (2) and Urbandale.  SE operates three offices and one administrative office in Sioux Falls, SD.  MPS, which offers prepaid cards and other payment industry products and services nationwide, operates out of Sioux Falls, South Dakota and has an administrative office in Omaha, Nebraska.  See “Meta Payment Systems® Division.”

The Company has a total of twelve full-service branch offices, and one non-retail service branch in Memphis, Tennessee.

The Company’s primary commercial banking market area includes the Iowa counties of Buena Vista, Dallas and Polk, and the South Dakota counties of Brookings, Lincoln, Minnehaha and Moody.  Iowa ranks sixth “most livable” state in the nation (Morgan Quinto State Rankings, 2007), and has low corporate income and franchise taxes.  South Dakota ranks first in students per computer (Education Weekly, Technology Counts 2006), ninth “most livable” state in the nation (Morgan Quinto State Rankings, 2007 and has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

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

Des Moines, Iowa’s capital is located in central Iowa.  The Des Moines market area encompasses Polk County and surrounding counties.  The Bank’s Central Iowa main office is located in the heart of downtown Des Moines.  The Urbandale office is in a high growth area just off I-80 at the intersection of two major streets.  The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall.  The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area.  The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines.  The Jordan Creek office is located near Jordan Creek Town Center in West Des Moines, one of the fastest growing communities in the State of Iowa and the Greater Des Moines area.  The Des Moines metro area is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices.  Major employers include Principal Life Insurance Company, Iowa Health — Des Moines, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., City of Des Moines, United Parcel Service, Nationwide Mutual Insurance Co., Pioneer Hi Bred International Inc., and Wells Fargo Financial and Home Mortgage.  Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University — Osteopathic Medical Center, Grand View College, AIB College of Business, and Upper Iowa University.  The unemployment rate in the Des Moines metro area was 6.1% as of September 2009.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis.  The Sioux Falls market area encompasses Minnehaha and Lincoln counties.  The main branch is located at the high growth area of 57th and Western.  Other branches are located at 33rd and Minnesota and the intersection of 12th and Elmwood.  Major employers in the area include Sanford Health, Avera McKennan

Hospital, John Morrell & Company, Citibank (South Dakota) NA, and Hy-Vee Food Stores.  Sioux Falls is home to Augustana College and The University of Sioux Falls.  The unemployment rate in Sioux Falls was 4.6% as of September 2009.

Several of the Company’s market areas are dependent on agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices.  Presently, economic conditions in the agricultural sector of the Company’s market area are relatively strong.  Higher yields will help offset commodity prices; however, higher moisture content will drive up the cost of production due to increased drying costs.  The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problems.  Although there has been minimal effect observed to date, an extended period of low commodity prices, higher input costs or poor weather conditions could result in a reduced demand for goods and services provided by agriculture-related businesses, which could also affect other businesses in the Company’s market area.

Lending Activities

General.  Historically, the Company originated fixed-rate, one- to four-family mortgage loans.  In the early 1980s, the Company began to focus on the origination of adjustable-rate mortgage (“ARM”) loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate residential mortgage loans.  The Company, however, has digressed from ARM loans and pursued fixed-rate residential mortgage loan originations in response to consumer demand, although most such loans are generally sold in the secondary market.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K for further information on Asset/Liability Management.

More recently, the Company has focused its lending activities on the origination of commercial and multi-family real estate loans, and to a lesser extent, commercial business loans.  The Company also continues to originate one-to-four family mortgage loans, consumer loans and agriculturally related loans.  The Company originates most of its loans in its primary market area.  At September 30, 2009, the Company’s net loan portfolio totaled $391.6 million, or 46.9% of the Company’s total assets.

Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan.  The Company has a loan committee consisting of senior lenders and Market Presidents, and is led by the Chief Lending Officer.  Loans in excess of certain amounts require approval by at least two members of the entire loan committee, a majority of the entire loan committee, or by the Company’s Board of Directors, which has responsibility for the overall supervision of the loan portfolio.  The Company reserves the right to discontinue, adjust or create new lending programs to respond to competitive factors.

At September 30, 2009, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $8.0 million.  The Company had 24 other lending relationships in excess of $1.7 million as of September 30, 2009.  At September 30, 2009, one of these loans totaling $5.4 million was classified as substandard and one totaling $5.0 million was classified as doubtful.  See “ Non-Performing Assets, Other Loans of Concern, and Classified Assets.”

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
1-4 Family	$48,770	12.2%	$56,362	13.0%	$45,407	12.6%	$58,165	15.4%	$68,138	15.7%
Commercial & Multi Family	232,750	58.4%	222,651	51.2%	169,877	47.1%	159,107	42.2%	201,431	46.6%
Agricultural	26,755	6.7%	30,046	6.9%	16,582	4.6%	14,098	3.7%	12,773	3.0%
Total Real Estate Loans	308,275	77.3%	309,059	71.1%	231,866	64.3%	231,370	61.3%	282,342	65.3%

Other Loans:
Consumer Loans:
Home Equity	18,555	4.7%	21,353	4.9%	23,832	6.6%	24,559	6.5%	24,140	5.6%
Automobile	928	0.2%	922	0.2%	1,241	0.4%	1,708	0.5%	2,135	0.5%
Other (1)	16,516	4.1%	27,054	6.3%	11,690	3.2%	3,800	1.0%	4,203	0.9%
Total Consumer Loans	35,999	9.0%	49,329	11.4%	36,763	10.2%	30,067	8.0%	30,478	7.0%

Agricultural Operating	27,889	7.0%	31,153	7.2%	33,143	9.2%	28,661	7.6%	23,084	5.4%
Commercial Business	26,869	6.7%	44,972	10.3%	58,705	16.3%	87,202	23.1%	96,467	22.3%

Total Other Loans	90,757	22.7%	125,454	28.9%	128,611	35.7%	145,930	38.7%	150,029	34.7%
Total Loans	399,032	100.0%	434,513	100.0%	360,477	100.0%	377,300	100.0%	432,371	100.0%

Less:
Loans in Process	264		693		254		1,773		9,733
Deferred Fees and Discounts	166		160		117		177		277
Allowance for Losses	6,993		5,732		4,493		6,391		6,793

Total Loans Receivable, Net	$391,609		$427,928		$355,612		$368,959		$415,568

(1)           Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate:
1-4 Family	$42,310	10.6%	$42,952	9.9%	$34,157	9.5%	$45,593	11.8%	$38,921	9.0%
Commercial & Multi Family	180,891	45.3%	171,114	39.4%	128,495	35.6%	113,072	29.1%	126,275	29.2%
Agricultural	17,317	4.4%	20,262	4.6%	11,610	3.2%	8,229	2.4%	6,347	1.5%
Total Fixed-Rate Real Estate Loans	240,518	60.3%	234,328	53.9%	174,262	48.3%	166,894	43.3%	171,543	39.7%
Consumer	17,398	4.4%	42,192	9.7%	21,470	6.0%	21,128	5.6%	17,066	3.9%
Agricultural Operating	15,752	3.9%	16,840	3.9%	16,519	4.6%	15,145	4.1%	7,161	1.7%
Commercial Business	15,576	3.9%	25,224	5.8%	31,386	8.7%	36,701	9.6%	35,252	8.1%
Total Fixed-Rate Loans	289,244	72.5%	318,584	73.3%	243,637	67.6%	239,868	62.6%	231,022	53.4%

Adjustable Rate Loans:
Real Estate:
1-4 Family	6,460	1.6%	13,410	3.1%	11,250	3.1%	12,572	3.2%	29,217	6.7%
Commercial & Multi Family	51,859	13.0%	51,537	11.9%	41,382	11.5%	46,035	13.1%	75,156	17.4%
Agricultural	9,438	2.4%	9,784	2.2%	4,972	1.4%	5,869	1.7%	6,426	1.5%
Total Adjustable Real Estate Loans	67,757	17.0%	74,731	17.2%	57,604	16.0%	64,476	18.0%	110,799	25.6%
Consumer	18,601	4.7%	7,137	1.6%	15,293	4.2%	8,939	2.3%	13,412	3.1%
Agricultural Operating	12,137	3.0%	14,313	3.3%	16,624	4.6%	13,516	3.5%	15,923	3.7%
Commercial Business	11,293	2.8%	19,748	4.6%	27,319	7.6%	50,500	13.6%	61,215	14.2%
Total Adjustable Loans	109,788	27.5%	115,929	26.7%	116,840	32.4%	137,431	37.4%	201,349	46.6%
Total Loans	399,032	100.0%	434,513	100.0%	360,477	100.0%	377,300	100.0%	432,371	100.0%

Less:
Loans in Process	264		693		254		1,773		9,733
Deferred Fees and Discounts	166		160		117		177		277
Allowance for Losses	6,993		5,732		4,493		6,391		6,793

Total Loans Receivable, Net	$391,609		$427,928		$355,612		$368,959		$415,568

The following table illustrates the interest rate sensitivity of the Company’s loan portfolio at September 30, 2009.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third party sources.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Real Estate (1)		Consumer		Commercial Business		Agricultural Operating		Total
Due During Years Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

2010 (2)	$41,023	5.35%	$18,544	6.27%	$10,065	5.01%	$19,791	4.77%	$89,423	5.20%
2011-2012	24,865	5.63%	4,568	7.46%	7,873	4.57%	2,025	6.16%	39,331	5.65%
2013 and following	242,387	6.18%	12,887	6.21%	8,931	6.27%	6,073	6.17%	270,278	6.19%
Total	$308,275		$35,999		$26,869		$27,889		$399,032

(1) Includes one-to-four family, multi family, commercial and agricultural real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  At September 30, 2009, the Company’s one- to four-family residential mortgage loan portfolio totaled $48.8 million, or 12% of the Company’s total gross loan portfolio.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2009, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $68,000.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction. During the year ended September 30, 2009, the Company originated $5.8 million of adjustable-rate loans and $49.6 million of fixed-rate loans secured by one- to four-family residential real estate.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30-years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level, unless the loan is insured by the Federal Housing Administration, guaranteed by Veterans Affairs or guaranteed by the Rural Housing Administration.  Residential loans generally do not include prepayment penalties.

The Company currently offers one, three, five, seven and ten year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually.  These loans generally provide for an annual cap of up to a 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company’s cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.  Current market conditions make ARM loans unattractive and very few are originated.

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

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions.  At September 30, 2009, the Company’s commercial and multi-family real estate loan portfolio totaled $232.7 million, or 58% of the Company’s total gross loan portfolio.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  The Company, in order to supplement its loan portfolio and consistent with management’s objectives to expand the Company’s commercial and multi-family loan portfolio, purchased $41.7 million, $39.8 million, and $19.8 million, of such loans during fiscal 2009, 2008 and 2007, respectively.  At September 30, 2009, $11.5 million, or 5.0%, of the Company’s commercial and multi-family real estate loans was non-performing.  See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

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

At September 30, 2009, the Company’s largest commercial and multi-family real estate loan was an $8.0 million loan secured by real estate.  At September 30, 2009, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $683,000.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  At September 30, 2009, the Bank’s nonresidential real estate loans totaled 333% of risk-based capital.

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm related products.  At September 30, 2009, the Company had agricultural real estate loans secured by farmland of $26.8 million or 7% of the Company’s gross loan portfolio.  At the same date, $27.9 million, or 7% of the Company’s gross loan portfolio, consisted of secured loans related to agricultural operations.

Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale.  Most agricultural operating loans have terms of one year or less.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year.  Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.  At September 30, 2009, the average outstanding principal balance of an agricultural operating loan held by the Company was $104,000.  At September 30, 2009, none of the Company’s agricultural operating loans was non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of ten to 20 years.  Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury security or prime rate.  Fixed-rate agricultural real estate loans generally have terms up to five years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.  At September 30, 2009, none of the Company’s agricultural real estate portfolio was non-performing.

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

Consumer Lending.  The Company offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Company offers other secured and unsecured consumer loans.  The Company currently originates most of its consumer loans in its primary market area and surrounding areas.  The Company originates consumer loans on both a direct and indirect basis.  At September 30, 2009, the Company’s consumer loan portfolio totaled $36.0 million, or 9% of its total gross loan portfolio.  Of the consumer loan portfolio at September 30, 2009, $17.4 million were short- and intermediate-term, fixed-rate loans, while $18.6 million were adjustable-rate loans.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2009, none of the Company’s consumer loan portfolio was non-performing.

MPS Lending Activities.  MPS has a loan committee consisting of members of Executive Management, and is led by the Senior Vice President of Credit for MPS.  The MPS Credit Committee (the “Committee”) is charged with monitoring, evaluating, and reporting portfolio performance and the overall credit risk posed by its credit products.  All proposed credit programs must first be reviewed and approved by the Committee before such programs are presented to the Company’s Board of Directors. The Board of Directors is ultimately responsible for final approval of any credit program.

The Company believes that well-managed, nationwide credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and affords the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns.  Therefore, MPS designs and administers certain credit programs that accomplish these objectives.  MPS’ programs are managed prudently, in accordance with governing rules and regulations, and without unnecessary exposure to the capital base.  To this end, management believes that MPS administers its credit programs in conformance with federal and state laws, regulations, guidance, applicable association rules and regulations, as well as all standards and best practices for safe and sound lending.

MPS strives to offer consumers innovative payment products, including credit products.  Most credit products will fall into one of two general categories: (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk.  MPS’s sponsorship lending programs are governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors.  A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that indemnifies MPS and the Bank for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Therefore, MPS strives to employ policies, procedures, and information systems that are commensurate with the added risk and exposure.

The Company recognizes that concentrations of credit may naturally occur and may take the form of a large volume of related loans to an individual, a specific industry, a geographic location, or an occupation.  Credit Concentration is a direct, indirect, or contingent obligation that has a common bond where the aggregate exposure equals or exceeds a certain percentage of the Bank’s Tier 1 Capital plus the Allowance for Loan and Credit Card Losses.

The MPS Credit Committee monitors and identifies the credit concentrations and evaluates the specific nature of each concentration to determine the potential risk to the Bank.  An evaluation includes the following:

•                  A recommendation regarding additional controls needed to mitigate the concentration exposure.

•                  A limitation or cap placed on the size of the concentration.

•                  The potential necessity of increased capital and/or credit reserves to cover the increased risk caused by the concentration(s).

•                  A strategy to reduce to acceptable levels those concentration(s) that are determined to create undue risk to the Bank.

Commercial Business Lending.  The Company also originates commercial business loans.  Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.  At September 30, 2009, $26.9 million, or 7% of the Company’s total gross loan portfolio, was comprised of commercial business loans.

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

The largest commercial business loan outstanding at September 30, 2009 was a $4.9 million loan secured by commercial inventory of the borrower.  The next largest commercial business loan outstanding at September 30, 2009 was a $4.1 million loan secured by assets of the borrower.  At September 30, 2009, the average outstanding principal balance of a commercial business loan held by the Company was approximately $101,000.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial business loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At September 30, 2009, $871,000, or 3.2%, of the Company’s commercial business loan portfolio was non-performing.  Commercial business loans have been a declining percentage of the Company’s loan portfolio since 2005.

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

The Company, from time to time, sells whole loans and loan participations, generally without recourse.  At September 30, 2009, there were no loans outstanding sold with recourse.  When loans are sold, the Company sometimes retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $26.8 million at September 30, 2009, of which $17.0 million were sold to Fannie Mae and $9.8 million were sold to others.

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

	September 30,
	2009	2008	2007
	(Dollars in Thousands)

Originations by Type:
Adjustable Rate:
Real Estate - 1-4 Family	$5,783	$14,068	$5,850
-Commercial and Multi-Family	13,168	34,894	18,874
-Agricultural Real Estate	6,847	2,058	551
Non-Real Estate - Consumer	60,393	183,643	1,287
-Commercial Business	27,224	60,502	59,798
-Agricultural Operating	22,374	27,674	31,188
Total Adjustable Rate	135,789	322,839	117,548

Fixed Rate:
Real Estate - 1-4 Family	49,566	38,090	50,114
-Commercial and Multi-Family	43,688	107,296	55,518
-Agricultural Real Estate	3,106	8,978	3,599
Non-Real Estate - Consumer	405,001	180,210	3,224
-Commercial Business	9,471	29,647	22,153
-Agricultural Operating	39,512	39,143	22,320
Total Fixed-Rate	550,344	403,364	156,928
Total Loans Originated	686,133	726,203	274,476

Purchases:
Real Estate - 1-4 Family	1,116	1,079	156
-Commercial and Multi-Family	41,745	39,830	19,826
- Agricultural Real Estate	7,497	215	342
Non-Real Estate - Commercial Business	—	7,561	22,321
- Agricultural Operating	—	6,605	400
Total Loans	50,358	55,290	43,045
Total Mortgage-Backed Securities	287,113	102,790	11,682
Total Purchased	337,471	158,080	54,727

Sales and Repayments:
Sales:
Real Estate - 1-4 Family	—	6,152	10,695
Real Estate - Commercial and Multi-Family	—	2,296	3,587
Non-Real Estate - Consumer	268,730	257,119	—
Total Loans	268,730	265,567	14,282
Mortgage-Backed Securities	32,478	16,990	—
Total Sales	301,208	282,557	14,282

Repayments:
Loan Principal Repayments	511,200	431,372	(180,491)
Mortgage-Backed Securities Repayments	91,486	34,417	26,893
Total Principal Repayments	602,686	465,789	(153,598)
Total Reductions	903,894	748,346	(139,316)

Increase (decrease) in other items, net	7,120	(4,682)	26,559
Net Increase (Decrease)	$126,830	$131,255	$(32,978)

At September 30, 2009, approximately $67.7 million, or 17.0%, of the Company’s gross loan portfolio consisted of purchased loans.  The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

At September 30, 2009, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows: 7% in Oregon, 3% in Iowa, 2% in Washington, 1% each in Minnesota, North Dakota, Florida and Missouri, and the remaining 1% in nine other states.

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

The following table sets forth the Company’s loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2009.

	Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
			Percent			Percent			Percent
			of			of			of
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate:
1-4 Family	2	$45	4%	1	$62	1%	7	$266	3%
Commercial & Multi-Family	1	935	77%	6	5,599	98%	6	6,231	85%
Agricultural Real Estate	—	—	—	—	—	—	—	—	—
Consumer	3	56	5%	1	45	1%	—	—	—
Agricultural Operating	—	—	—	—	—		—	—	—
Commercial Business	2	174	14%	1	10	—	9	856	12%
Total	8	$1,210	100.00%	9	$5,716	100%	22	$7,353	100%

Delinquencies 90 days and over constituted 3.7% of total gross loans and 1.8% of total assets.

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

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-Accruing Loans:
1-4 Family	$266	$942	$243	$22	$—
Commercial & Multi Family	11,512	1,302	—	—	—
Agricultural Real Estate	—	12	13	—	—
Consumer	—	1	5	—	1
Agricultural Operating	—	—	—	182	218
Commercial Business	871	538	1,867	5,076	2,204
Total	12,649	2,795	2,128	5,280	2,423

Accruing Loans Delinquent:
90 Days or More	—	4,600	—	—	—
Total

Restructured Loans:
Consumer	—	—	—	—	—
Agricultural Operating	—	121	150	—	7
Commercial Business	—	—	15	—	—
Total	—	121	165	—	7

Foreclosed Assets:
1-4 Family	—	—	—	15	—
Commercial & Multi Family	957	—	229	35	1,841
Consumer	—	—	24	—	—
Commercial Business	1,096	—	65	—	2,865
Total	2,053	—	318	50	4,706

Total Non-Performing Assets	$14,702	$7,516	$2,611	$5,330	$7,136
Total as a Percentage of Total Assets	1.76%	1.06%	0.38%	0.72%	0.92%

For the year ended September 30, 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $768,000, of which none was included in interest income.

Non-Accruing Loans.  At September 30, 2009, the Company had $12.6 million in non-accruing loans, which constituted 3.2% of the Company’s gross loan portfolio.  This represents an improvement from June 30, 2009, when the Company had $17.2 million in non-accruing loans or 4.3% of its gross loan portfolio.  The fiscal 2009 increase in non-performing loans relates to three commercial borrowers and is primarily due to deterioration in the commercial real estate market caused by the economic downturn.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2009, the Company had no accruing loans delinquent 90 days or more.

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

On the basis of management’s review of its assets, at September 30, 2009, the Company had classified a total of $30.8 million of its assets as substandard, $10.4 million as doubtful and none as loss. There were $2.1 million real estate owned or other foreclosed assets at September 30, 2009.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  While the Company has no direct exposure to sub-prime mortgage loans, management recognizes that the current recessionary environment may strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past six years, loss rates in the commercial and multi-family real estate market, and commercial business market, have remained moderate.  Management recognizes that low charge-off rates over the past several years reflect the formerly strong economic environment and are not indicative of likely losses over a full business cycle.  This observation, as well as the aforementioned concerns regarding the economic slowdown, has led management to the conclusion that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets remain reasonable.  Reasonable commodity prices as well as above average yields created positive economic conditions for most farmers in our markets in 2009.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the aforementioned recession may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns.

The allowance for loan losses established by MPS results from an estimation process that evaluates relevant characteristics of its credit portfolio(s).  MPS also considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses.  Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process.  Due to the varied and unknown nature and structures of future credit programs, the exact methodology to determine the ALL for each program will not be identical.  Each program may have differing attributes including such factors as levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics, and other factors.  Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program.  Each program will need to be evaluated separately and with potentially different methodologies.  The increased charge-offs for MPS credit resulted primarily from tax refund anticipation loans (“RAL”) to sub-prime borrowers that peaked in March of 2009.  Management was pro-active and established a provision for loan losses for these loans during the tax season offering period.  The majority of the charge-offs for these RAL loans were recorded against the allowance for loan losses in the third quarter of fiscal 2009.  The charge-offs were in accordance with management’s expectations of the RAL program.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2009 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its bank regulator, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Balance at Beginning of Period	$5,732	$4,493	$6,391	$6,793	$5,144

Charge Offs:
1-4 Family	(28)	(2)	—	—	—
Commercial & Multi Family	(2,052)	—	(1,762)	—	(141)
Consumer	(8,168)	(5)	(50)	(6)	(13)
Commercial Business	(7,685)	(1,542)	(3,803)	(1,036)	(3,057)
Agricultural Operating	(151)	—	—	—	—
Total Charge Offs	(18,084)	(1,549)	(5,615)	(1,042)	(3,211)
Recoveries:
1-4 Family	465	7	—	—	—
Commercial & Multi Family	—	—	—	—	114
Consumer	90	12	3	5	33
Commercial Business	39	38	546	324	—
Agricultural Operating	38	16	—	—	—
Total Recoveries	632	73	549	329	147

Net (Charge Offs) Recoveries	(17,452)	(1,476)	(5,066)	(713)	(3,064)
Additions Charged to Operations	18,713	2,715	3,168	311	4,713
Balance at End of Period	$6,993	$5,732	$4,493	$6,391	$6,793

Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	4.12%	0.36%	1.43%	0.18%	0.75%

Ratio of Net Charge Offs During the Period to Non-Performing Assets	118.70%	19.64%	194.03%	13.38%	42.94%

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
	(Dollars in Thousands)

One-to-Four Family	$59	12.21%	$98	12.96%	$111	12.59%	$120	15.41%	$93	15.76%
Commercial & Multi Family Real Estate	4,231	58.33%	3,236	51.24%	1,246	47.13%	1,403	42.17%	2,243	46.59%
Agricultural Real Estate	111	6.70%	94	6.91%	70	4.60%	101	3.74%	130	2.95%
Consumer	243	9.03%	207	11.36%	153	10.20%	116	7.97%	416	7.05%
Agricultural Operating	569	7.00%	1,645	7.18%	178	9.19%	205	7.60%	454	5.34%
Commercial Business	792	6.73%	148	10.35%	2,404	16.29%	4,140	23.11%	3,288	22.31%
Unallocated	988	—	304	—	331	—	306	—	169	—
Total	$6,993	100.00%	$5,732	100.00%	$4,493	100.00%	$6,391	100.00%	$6,793	100.00%

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

As of September 30, 2009, the Company’s entire investment and mortgage-backed securities portfolios were classified as available for sale.  For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As of September 30, 2009, investment and mortgage-backed securities with fair values of approximately $178.5 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances and reverse repurchase agreements.  For additional information regarding the Company’s collateralization of borrowings, see Notes 9 and 10 to the “Notes to Consolidated Financial Statement,” which is included in Part II, Item 8 “ Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

	At September 30,
	2009	2008	2007
	(Dollars in Thousands)

Investment Securities
Trust Preferred & Corporate Securities (1)	$15,201	$18,174	$24,410
Municipal Bonds	2,365	1,537	1,550
Subtotal	17,566	19,711	25,960

FHLB Stock	7,050	8,092	4,015

Total Investment Securities and FHLB Stock	$24,616	$27,803	$29,975

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and
Federal Funds Sold (2)	$1,198	$5,188	$85,110

(1)   Within the trust preferred securities presented above, there are no securities from individual issuers that exceed 10% of the Company’s total equity.  The name and the aggregate market value of securities of each individual issuer as of September 30, 2009 are as follows: Key Corp Capital I, $3.5 million; Bank Boston Capital Trust IV, $2.9 million; BankAmerica Capital III, $3.0 million; PNC Capital Trust, $3.1 million; Huntington Capital Trust II, $2.0 million; CNB, $500,000; Cascade, $275,000.

(2)   The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB, and other private institutions.  At September 30, 2009, the Company had $9,000 and $1.2 million in interest bearing deposits held at the FHLB and FRB, respectively.  At September 30, 2009, the Company had no federal funds sold at a private institution.

The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2009
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Trust Preferred & Corporate Securities	$—	$—	$—	$15,201	$25,805	$15,201
Municipal Bonds	—	1,638	727	—	2,258	2,365

Total Investment Securities	$—	$1,638	$727	$15,201	$28,063	$17,566

Weighted Average Yield (1)	0.00%	3.47%	4.09%	1.10%	1.30%	1.46%

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

At September 30, 2009, the Company had mortgage-backed securities with an amortized cost of $334.3 million, representing 98% of the total portfolio, which had fixed rates of interest and $5.4 million, representing 2% of the total portfolio, which had adjustable rates of interest.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2009, $224.8 million or 66% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

	At September 30,
	2009	2008	2007
	(Dollars in Thousands)

CMO	$—	$4	$4
Freddie Mac	53,353	59,479	73,749
Fannie Mae	118,805	124,577	58,921
Ginnie Mae	175,114	—	—
Privately Issued Mortgages Pass-Through Certificates	—	63	67
Total	$347,272	$184,123	$132,741

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2009.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

	September 30, 2009
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

CMO	$—	$—	$—	$—	$—	$—
Freddie Mac	5,606	22,598	3,273	21,876	52,640	53,353
Fannie Mae	17,787	13,602	38,839	48,577	113,892	118,805
Ginnie Mae	—			175,114	173,174	175,114
Total Investment Securities	$23,393	$36,200	$42,112	$245,567	$339,706	$347,272

Weighted Average Yield	3.45%	2.38%	4.75%	3.41%	3.45%	3.47%

At September 30, 2009, the contractual maturity of 71.0% of all of the Company’s mortgage-backed securities was in excess of ten years.  The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with Generally Accepted Accounting Principles (“GAAP), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Sources of Funds

General.  The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, mortgage-backed securities, and funds provided from operations.

Borrowings, including FHLB advances, repurchase agreements and FRB Term Auction Facility (“TAF”) may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

Deposits.  The Company offers a variety of deposit accounts having a wide range of interest rates and terms.  The Company’s deposits consist of statement savings accounts, money market savings accounts, NOW and regular checking accounts, deposits related to prepaid cards that are primarily categorized as checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 months.  The Company solicits deposits from its primary market area and does not currently use brokers to obtain deposits.  The Company relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits.  The Company has no brokered deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

The variety of deposit accounts offered by the Company, and the expanding activities of MPS, has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives.  Based on its experience, the Company believes that its savings, money market accounts, NOW and regular checking accounts are relatively stable sources of deposits.  However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

$422.1 million of the Company’s deposit portfolio is attributable to MPS.  The majority of these deposits represent un-spent funds on prepaid debit cards and other stored value products.  $421.8 million are included with non-interest-bearing checking accounts and $275,000 are included with money market accounts on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not earn interest.  MPS originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of liquidity risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows would be more significant than if the bank were to lose a more traditional customer, although it is considered highly unlikely that all deposits related to a program would leave the Bank without significant advance notification.  The Company takes this additional risk into account when planning its investment and liquidity strategies.  The increase in deposits arising from MPS has also allowed the Bank to reduce its reliance on higher costing certificates of deposits and public funds.

The following table sets forth the deposit flows at the Company during the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2009	2008	2007
	(Dollars in Thousands)

Opening Balance	$499,804	$522,978	$538,169
Deposits	91,862,382	42,199,490	21,679,955
Withdrawals	(91,713,207)	(42,218,736)	(21,663,212)
Sale of Deposits	—	(9,313)	(39,172)
Interest Credited	4,768	5,385	7,238

Ending Balance	$653,747	$499,804	$522,978

Net Increase (Decrease)	$153,943	$(23,174)	$(15,191)

Percent Increase (Decrease)	30.80%	-4.43%	-2.82%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Non-Interest Bearing Demand Accounts	$442,158	67.63%	$308,852	61.79%	$260,098	49.73%
Interest Bearing Demand Accounts	15,602	2.39	15,029	3.01	14,600	2.79
Savings Accounts	10,001	1.53	9,394	1.88	10,265	1.96
Money Market Accounts	39,823	6.09	43,038	8.61	81,292	15.55

Total Non-Certificate	507,584	77.64	376,313	75.29	366,255	70.03

Certificates:

Variable	524	0.08	779	0.16	1,085	0.21
0.00 - 1.99%	36,523	5.59	7,039	1.41	18	0.01
2.00 - 3.99%	78,288	11.98	57,977	11.60	24,696	4.72
4.00 - 5.99%	30,806	4.71	57,686	11.54	130,914	25.03
6.00 - 7.99%	22	0.00	10	0.00	10	0.00

Total Certificates	146,163	22.36	123,491	24.71	156,723	29.97
Total Deposits	$653,747	100.00%	$499,804	100.00%	$522,978	100.00%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2009.

Certificate accounts maturing in quarter ending:	Variable	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)

December 31, 2009	$116	$16,100	$13,091	$5,209	$—	$34,516	23.6%
March 31, 2010	103	9,063	9,078	10,743	—	28,987	19.8
June 30, 2010	47	5,475	14,656	2,346	—	22,524	15.4
September 30, 2010	144	2,811	4,490	1,687	—	9,132	6.2
December 31, 2010	66	2,029	14,920	1,360	—	18,375	12.6
March 31, 2011	48	272	3,198	960	12	4,490	3.1
June 30, 2011	—	232	3,586	697	—	4,515	3.1
September 30, 2011	—	508	2,416	1,046	10	3,980	2.7
December 31, 2011	—	10	972	467	—	1,449	1.0
March 31, 2012	—	—	1,238	1,138	—	2,376	1.6
June 30, 2012	—	10	1,027	992	—	2,029	1.4
September 30, 2012	—	13	710	814	—	1,537	1.1
Thereafter	—	—	8,906	3,347	—	12,253	8.4

Total	$524	$36,523	$78,288	$30,806	$22	$146,163	100.0%

Percent of total	0.3%	25.0%	53.6%	21.1%	0.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2009.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$12,990	$22,608	$24,342	$37,959	$97,899

Certificates of deposit of $100,000 or more	21,526	6,379	7,314	13,045	$48,264

Total certificates of deposit	$34,516	$28,987	$31,656	$51,004	$146,163

At September 30, 2009, there were $14.5 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings historically have consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2009, the Bank had $74.8 million of advances from the FHLB and the ability to borrow up to an approximate additional $152.8 million.  At September 30, 2009, advances totaling $52.8 million (including $33.8 million in overnight federal funds purchased) had terms to maturity of one year or less.  The remaining $22.0 million had maturities ranging up to 11 years.

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

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2009, the Company had $6.7 million of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms.  These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities.  The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding.  The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into.  At September 30, 2009, the Company had no wholesale repurchase agreements outstanding.

The FRB has approved the establishment of a temporary Term Auction Facility (“TAF”) program in which the FRB will auction term funds to depository institutions.

The TAF is a credit facility that allows a depository institution to place a bid for an advance from its local FRB at an interest rate that is determined as the result of an auction.  By allowing the FRB to inject term funds through a broader range of counterparties and against a broader range of collateral than open market operations, this facility could help ensure that liquidity provisions can be disseminated efficiently even when the unsecured interbank markets are under stress.

The TAF will typically auction term funds of 28-day or 84-day maturity, depending on the TAF auction.  All depository institutions that are judged to be in generally sound financial condition by their local FRB and that are expected to remain so over the terms of TAF loans are eligible to participate in TAF auctions.  All TAF credit must be fully collateralized; loans for which the remaining term to maturity is more than 28 days are subject to additional collateralization requirements stated below.  Depositories may pledge the broad range of collateral that is accepted for other FRB lending programs to secure TAF credit.  The same collateral values and margins applicable for other FRB lending programs will also apply for the TAF.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, Subordinated Debentures and FRB TAF borrowings for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$100,950	$162,525	$89,300
Repurchase agreements	24,351	51,439	15,470
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	25,000	—	—

Average Balance:
FHLB advances	$46,844	$103,768	$77,433
Repurchase agreements	13,299	9,794	7,862
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	2,123	—	—

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2009	2008	2007
	(Dollars in Thousands)

FHLB advances	$74,800	$132,025	$68,000
Repurchase agreements	6,686	5,348	224
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	25,000	—	—

Total borrowings	$116,796	$147,683	$78,534

Weighted average interest rate of FHLB advances	3.26%	4.28%	5.43%

Weighted average interest rate of repurchase agreements	0.49%	3.00%	3.37%

Weighted average interest rate of subordinated debentures	4.38%	7.83%	9.06%

Weighted average interest rate of FRB Borrowings	0.25%	0.00%	0.00%

Subsidiary Activities

The subsidiaries of the Company are the Bank, Meta Trust and First Midwest Financial Capital Trust I.  The Bank has one service corporation subsidiary, First Services Financial Limited (“First Services”).  At September 30, 2009, the net book value of the Bank’s investment in First Services was approximately $115,000.  The Bank organized First Services, its sole service corporation, in 1983.  First Services currently has no active operations.

Meta Payment Systems® Division

Meta Financial, through the MPS division of its bank subsidiary, is focused on the electronic payments industry and offers a complement of prepaid cards, consumer credit products and other payment industry related products and services that are marketed to consumers through financial institutions and other commercial entities.  The products and services offered by MPS are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds, some of which were previously deposited at the Bank.  MPS offers specific product solutions in the following areas: (i) prepaid cards, (ii) consumer credit products, and (iii) ATM sponsorship.  MPS’ products and services generally target banks, card processors and third parties who market and distribute the cards.

Each segment of MPS’ business is discussed generally below.  With respect to the segments, there can be a significant amount of cross-selling and cross-utilization of personnel and resources (e.g., a client asks MPS to develop products for both prepaid and consumer credit needs).

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

The funds associated with such cards are typically held in pooled accounts at the Bank representing the aggregate value of all cards issued in connection with particular products or programs, further described below.  The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a semi-closed loop (e.g., the card will only work at a specific set of merchants such as a shopping mall), or open loop which function as a Visa, MasterCard, or Discover branded debit card that will work wherever such cards are accepted for payment.  Most of MPS’ prepaid cards are open-loop.

This segment of MPS’ business can generally be divided into three categories: reloadable cards, non-reloadable cards, and benefit/insurance cards.  Government benefits are another growing application for prepaid cards; however, MPS has not focused on this category to date.

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

Consumer Credit Products.  The Company believes that well-managed, nationwide credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and afford the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns. Therefore, MPS has been directed to design and administer certain credit programs that accomplish these objectives.

MPS strives to offer consumers innovative payment products, including credit products. Most credit products will fall into one of two general categories: (1) sponsorship lending and (2) portfolio lending. In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk. In portfolio lending, the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that indemnifies MPS and the Bank for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Under such programs, MPS typically utilizes vendors to market and service the loans.

ATM Sponsorship. MPS sponsors financial institutions into various networks to enable them to issue network-branded debit cards and accept cards issued by other financial institutions at their ATM terminals.  The division also sponsors ATM independent sales organizations (“ISOs”) into various networks and provides associated sponsorships of encryption support organizations and third party processors in support of the financial institutions and the ATM ISO sponsorships.  Sponsorship consists of the review and oversight of entities participating in debit and credit networks.  In certain instances, MPS also has certain leasehold interests in certain ATMs which require bank ownership and registration for compliance with applicable state law.

While the Company believes that it has adopted policies and procedures to manage and monitor the risks attendant to this line of business, and while the executives who manage the Company’s program have years of experience, no guarantee can be made that the Company will not experience losses in this division.

Regulation

The recent financial crisis has generated numerous legislative proposals now under consideration by Congress and the various federal banking agencies.  Some of these proposals would dramatically alter the financial landscape, from both operational and regulatory points of view, and could materially impact financial institutions, including the Bank.  At this time, no prediction can be made when, whether, or to what extent these proposals will be adopted into law or regulatory policy.  See “Risk Factors” which is included in Item 1A of this Annual Report on Form 10-K.

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

•      Temporary Liquidity Guarantee Program.  That program contained both a debt guarantee component, whereby the Federal Deposit Insurance Corporation (“FDIC”) guaranteed until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009 (although a limited, six-month emergency guarantee facility has been established by the FDIC whereby certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period from October 31, 2009 through April 30, 2010), and a transaction account guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through June 30, 2010.  The Bank opted out of both components of this program.

•      Temporary increase in deposit insurance coverage.  The FDIC has temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013 but is permanent for certain retirement accounts (including IRAs).

Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to the profitability and operations of both the Company and the Bank.  In addition, the US government, either through the US Treasury or some other federal agency, may also advance additional programs that could materially impact the profitability and operations of both the Company and the Bank.  The failure of these governmental efforts to stabilize national and international markets could have a material effect on the Company’s business, financial condition, results of operations or access to the credit markets.

The Public-Private Partnership Investment Program for Legacy Assets.  Announced by the FRB and the FDIC on March 23, 2009, this program consists of two plans (the Legacy Loan Program and the Legacy Securities Program) designed to assist insured depository institutions in the sale of certain assets.  MetaBank will not participate in either program.

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

Pursuant to Section 302 of the SOA, Meta Financial’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports filed with the SEC fairly present, in all material respects, the operations and conditions of Meta Financial.  In addition, as required by Section 404 of the SOA, management must make an assessment regarding the effect of internal controls on financial reporting and the Company’s external auditors must attest to such management assessment and reports.  The Company is considered a smaller reporting company based on criteria established by the SEC, and accordingly, beginning with its annual report for the fiscal year ending September 30, 2008, the Company has been required to provide management’s assessment of the effectiveness of its internal control over financial reporting, which assessment is included in Item 9A(T) below.  Because the Company is a not a “large accelerated filer” or “accelerated filer,” its independent registered public accounting firm is not yet required to issue its attestation regarding the Company’s internal control over financial reporting.

Meta Financial has developed policies, procedures and internal processes to ensure compliance with the SOA.  It is believed, however, that the implementation of the SOA’s compliance requirements will result in additional expense for Meta Financial.

Credit Card Regulation.  The Credit Card Accountability Responsibility and Disclosure Act was signed into law on May 22, 2009 (the “Credit Card Act”).  The Credit Card Act bans retroactive rate increases, requires that bills be due no less than 21 days from the time of mailing, requires that credit card contracts be accessable on the Internet, and allows consumers to opt-in if they choose to use a card issuer’s over-limit protection.  While certain open-end credit programs of the Bank will be impacted by the Credit Card Act, the operational and financial impact to the Bank will be immaterial.  The Bank does not anticipate that any of its open-end line of credit programs will be discontinued or extensively modified as a result of the Credit Card Act.  Two of the Bank’s credit card programs will have significant changes to the terms and conditions as a result of the Credit Card Act.  However, the account portfolio for these programs is relatively small, so any financial impact to the Bank due to any modifications to these programs will be minimal.

In addition, on November 16, 2009, the FRB issued proposal regulations that would restrict fees and expiration dates that may apply to gift cards.  If adopted as proposed, these rules would require certain disclosures and limitations on services fees and expiration dates in connection with gift cards.  Product changes, which will primarily involve processors, are required by August 2010 and it is anticipated that with respect to the Bank, compliance should not present material issues.

The Homeowners Affordability and Stability Plan (“HASP”).  Announced in February 2009, the HASP is a $75.0 billion dollar federal program providing for loan modifications targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to meet their mortgage payments.  It is anticipated that this program will have minimal impact on the Company.

Privacy.  The Bank is required by statute and regulation to disclose their privacy policies to its consumers and, on an annual basis, to its customers.  Pursuant to such privacy notices, the Bank’s customers may opt out of the sharing of their nonpublic personal information with non-affiliated third parties.  The Bank is also required to appropriately safeguard its customers’ personal information.

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

Bank Supervision & Regulation

General.  The Bank, a federal savings bank subsidiary of Meta Financial, a unitary savings and loan holding company, is subject to regulation, examination and supervision by both the OTS and the FDIC.  The Bank must file regular reports with the OTS, which regularly inspects the Bank and its subsidiaries to evaluate their compliance with regulatory requirements and their safety and soundness.  OTS and, depending on the transaction, other bank regulatory agencies also possess approval authority before the Bank may enter into certain transactions such as mergers with or acquisitions of other financial institutions.  As discussed below, the Bank’s deposits are insured up to applicable limits by the Depositors Insurance Fund (the “DIF”) which is administered by the FDIC.

The Bank is also a member of the FHLB System and is subject to certain limited regulation by the FRB.

Meta Financial currently has three wholly-owned subsidiaries: the Bank, a federally chartered thrift institution; First Midwest Financial Capital Trust I, a statutory business trust organized under the Delaware Business Trust Act; and Meta Trust, a South Dakota corporation that provides trust services.

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

Any change in the nature of such regulation and oversight, whether by the OTS, the FDIC, the FRB or legislatively by Congress, could have a material impact on Meta Financial or the Bank and their respective operations.  The discussion herein of the regulatory and supervisory structure within which the Bank operates is general and does not purport to be exhaustive or a complete description of the laws and regulations involved in the Bank’s operations.  The discussion is qualified in its entirety by the actual laws and regulations.

Federal Regulation of the Bank.  Federal law and regulation, including but not limited to the Home Owners’ Loan Act and the related regulations issued by the OTS, govern the activities of all federal savings associations, including the Bank.  For example, as discussed in further detail below, certain lending authority for federal savings associations (such as commercial, nonresidential real property and consumer loans) is limited to a specified percentage of the association’s capital or assets.

The OTS has extensive supervisory and regulatory authority over the operations of savings associations.  As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examination by the OTS, as discussed above.  The last regular examination of the Bank was conducted in early 2009.

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

In addition, the investment, lending and branching authority of the Bank is prescribed by federal law and it is prohibited from engaging in any activities not permitted by such laws.  For example, a federal savings association is generally permitted to branch into any state or multiple states subject to OTS approval.

The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2009, the Bank’s lending limit under these restrictions was $9.3 million.  The Bank is in compliance with this lending limit.

Insurance of Accounts and Regulation by the FDIC.  The Bank is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF.  The FDIC also has authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. The Federal Deposit Insurance Corporation issued a final rule on December 22, 2008, that raised the current deposit insurance assessment rates uniformly by seven basis points (to a range from 12 to 50 basis points) effective for the first quarter 2009. On February 27, 2009, the FDIC issued a final rule that changed the calculation of FDIC insurance rates beginning in the second quarter of 2009. Under this rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate is based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from seven to 77.5 basis points of the institution’s deposits.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009.  MetaBank recorded an expense of $382,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The FDIC also has announced on November 12, 2009, that insured depository institutions will be required to prepay three years of deposit insurance premiums on December 30, 2009.  Under the rule, the prepaid amount will be based on an estimate of the institution’s assessment rate in effect on September 30, 2009, its third quarter 2009 assessment base, and an estimated rate of increase in that assessment base.  At September 30, 2009, the Bank’s risk category assignment required a payment of 15.87 cents per $100 of assessable deposits.

Notably, the FDIC has the authority to increase insurance assessments.  Pursuant to this authority, on October 7, 2008, the Board of Directors of the FDIC released for comment a plan to restore the DIF reserve ratio to 1.15% by the end of 2013 (the reserve ratio was estimated to be at 1.01% of insured deposits as of June 30, 2008, and the FDIC expects that it may continue to decline).  Pursuant to this plan, the FDIC would put in place an across-the-board increase of 7 basis points (annualized) per $100 of assessable deposits beginning January 1, 2009.  In addition, beginning in the second quarter of 2009, changes to the deposit insurance system would be made such that the increased assessments would be required of riskier institutions (i.e., those with a significant level of brokered deposits or those that relied significantly on secured liabilities).  Certain institutions, however, could see a reduction in their premiums, such as those that hold long-term unsecured debt.  The Bank would not be materially affected by these potential changes.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the fourth quarter of 2009, the FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits.  These assessments will continue until the bonds mature in 2019.

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

Assessments.  As a federal savings bank, the Bank is required to pay assessments to the OTS to fund its operations.  Paid semi-annually, these assessments are based upon the institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report, its general financial condition and the complexity of the Bank’s portfolio.

Regulatory Capital Requirements.  Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.  These capital requirements mandate that an institution maintain at least the following ratios: (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk-weighted assets ratio of 4%; and (3) a risk-based capital to risk-weighted assets ratio of 8%.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority investments in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  Supplementary capital is currently defined to include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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

As of September 30, 2009, the Bank exceeded all of its regulatory capital requirements with core, tangible and risk-based capital ratios of 6.69%, 6.69% and 13.01% respectively, and was designated as “well-capitalized” under federal guidelines.  See Note 15 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

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

Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (ie, Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.  An institution that becomes “critically undercapitalized” is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the appropriate banking regulator must appoint a receiver (or conservator with the FDIC’s concurrence) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator.  The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Though not expected, the imposition of any of these measures on the Bank may have a substantial adverse effect on it and on the Company’s operations and profitability.  Meta Financial shareholders do not have preemptive rights and, therefore, if Meta Financial is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in shareholders’ percentage of ownership of Meta Financial.

Branching by Federal Savings Associations.  Generally, subject to OTS approval, federal savings banks like the Bank are able to branch nationwide without state law interference.  Community Reinvestment Act performance is assessed, however, and could be the basis for the denial of branching (or other) applications submitted to the OTS by a federal savings bank.

Standards for Safety and Soundness.  The federal banking agencies have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness.  The guidelines establish certain safety and soundness standards for all depository institutions.  The operational and managerial standards in the guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings.  Again, rather than providing specific rules, the guidelines set forth basic compliance considerations and guidance with respect to a depository institution.  Failure to meet the standards in the guidelines, however, could result in a request by the OTS to the Bank to provide a written compliance plan to demonstrate its efforts to come into compliance with such guidelines.

Limitations on Dividends and Other Capital Distributions.  The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a results of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the Bank’s mutual to stock conversion.

Savings institutions such as the Bank may make a capital distribution without the approval of the OTS, provided they notify the OTS 30 days before they declare the capital distribution and they meet the following requirements: (i) have a regulatory rating in one of two top examination categories; (ii) are not of supervisory concern, and will remain adequately or well-capitalized, as found in the OTS prompt corrective action regulations, following the proposed distribution; and (iii) the distribution does not exceed their net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid).  If a savings institution does not meet the above state requirements, it must obtain prior approval of the OTS before declaring any proposed distributions.

The OTS has the authority, however, to prohibit a proposed capital distribution that would otherwise be permitted by regulation if it determines that such distribution would be an unsafe or unsound activity.  The Bank is also subject to certain restrictions on dividends as a result of its conversion from the mutual form of ownership. Such restrictions are not expected to interfere with the dividend policies of the Bank.

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related to loans and investments.  At September 30, 2009, the Bank met the test and always has since its effectiveness.

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

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to a particular community.  The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch by the institution.  An unsatisfactory rating may be used as the basis for the denial of such an application.  The Bank was examined for CRA compliance in October 2007 and received a satisfactory rating.

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

Transactions with Affiliates.  The Bank must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with “affiliates,” generally defined to mean any company that controls or is under common control with the institution (as such, Meta Financial is an affiliate of the Bank for these purposes).  Transactions between an institution or its subsidiaries and its affiliates are required to be on terms as favorable to The Bank as terms prevailing at the time for transactions with nonaffiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institutions’ capital (e.g., the aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the institution; the aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus).  In addition, a savings and loan holding company may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

On April 1, 2003, the Federal Reserve’s Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective.  The Federal Reserve Act and Regulation W are applicable to the Bank.  The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretive proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, one of 12 regional FHLBs that administers the home financing credit function of savings associations that is subject to supervision and regulation by the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances must be used for residential home financing.

As members of the FHLB System, the Bank is required to purchase and maintain activity-based capital stock in the FHLB of Des Moines in the amount of 4.45% to support outstanding advances and mortgage loans.  At September 30, 2009, the Bank had in the aggregate $7.1million in FHLB stock, which was in compliance with this requirement.  For the fiscal year ended September 30, 2009, dividends paid by the FHLB of Des Moines to the Bank totaled $76,000.

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

Federal and State Taxation

Federal Taxation.  Meta Financial and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.  In addition to the regular income tax, corporations, including savings banks such as the Bank, generally are subject to a minimum tax.  An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of September 30, 2009, the Bank’s Excess for tax purposes totaled approximately $6.7 million.

Iowa Taxation.  The Bank files Iowa franchise tax returns.  Meta Financial and First Services Financial, a subsidiary of the Bank file a consolidated Iowa corporation tax return on a fiscal year-end basis.

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

South Dakota Taxation.  The Bank and Meta Trust Company file a consolidated South Dakota franchise tax return due to their operations in Sioux Falls and Brookings.  The South Dakota franchise tax is imposed on depository institutions and trust companies.  Meta Financial and the Bank’s subsidiaries are therefore not subject to the South Dakota franchise tax.

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

Employees

At September 30, 2009, the Company and its subsidiaries had a total of 468 full-time equivalent employees.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company who do not serve on the Company’s Board of Directors.  There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.

On June 27, 2005, Mr. Troy Moore III was named Executive Vice President and Chief Operating Officer of the Company and the Bank. Additionally, Mr. Moore became a member of the Executive Committees of both the Company and the Bank. Previously, Mr. Moore, age 41, had been the president of the Central Iowa Market of the Bank, a position he had held since 1998. He joined the Bank in 1997 as a Vice President in the Central Iowa Market. Mr. Moore received a Bachelor of Business Administration degree from Iowa State University, Ames, Iowa.  Mr. Moore is the son-in-law of James S. Haahr, the Company’s Chairman of the Board, and the brother-in-law of J. Tyler Haahr, the Company’s President and Chief Executive Officer.

On April 23, 2007, Mr. Scott Galit, age 39, was named Executive Vice President of Meta Payments Systems.  Additionally, Mr. Galit serves on the the Bank Executive Committee.  Mr. Galit previously served as Senior Vice President of Global Prepaid Products at MasterCard ® Worldwide.  Prior to joining MasterCard ®, Mr. Galit was Senior Vice President and General Manager of First Data Prepaid Solutions.  Mr. Galit was a founding board member of the Network Branded Prepaid Card Association (“NBPCA”) and currently serves on the NBPCA Advisory Board.

On January 28, 2008, Mr. David W. Leedom, age 55, was appointed Senior Vice President and Secretary, Treasurer, and Chief Financial Officer of the Company.  Additionally, Mr. Leedom became a member of the Executive Committees for both the Company and the Bank.  Mr. Leedom brings over 24 years of experience in the banking and financial services industry to the company.  Since January, 2007, Mr. Leedom served as Senior Vice President of Portfolio Credit and Business Analytics at the Bank.  He previously served as a Senior and as an Executive Vice President for BankFirst for 11 years prior to joining Meta in January 2007; his experience at BankFirst included his positions as EVP of Accounting and Finance and Credit Portfolio Management.  Mr. Leedom received a Bachelor of Business Administration in Accounting degree from the University of Iowa.

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

The national and global economic downturn has recently resulted in extreme levels of market volatility locally, nationally and internationally.  This downturn has depressed the overall market value of financial institutions, including the Company, and may limit or impede industry access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general, with respect to, for example, the establishment of reserves should conditions deteriorate further.

In this respect, while the duration and severity of the adverse economic cycle appears to be lessening at the moment, and although the U.S. Department of the Treasury and the FDIC, among others, have implemented programs in an effort to stabilize the national economy, the ultimate effectiveness of these programs remains uncertain at this time.

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

The Company operates in a highly regulated environment and are subject to extensive regulation, supervision and examination by the OTS and the FDIC.  See “Business – Regulation” herein.  Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  In this respect potentially landscape-changing legislative proposals have been introduced in Congress, and by regulatory agencies with respect to their respective regulatory powers.  Such regulation and supervision govern the activities in which an institution may engage including the activities of MPS, and are intended primarily for the protection of the Bank, its depositors and the FDIC.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing savings banks, could have a material impact on the Company’s operations.  It is unknown at this time to what extent legislation will be passed into law or regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.

Changes in technology could be costly.

The banking industry is undergoing technological innovation at a fast pace.  To keep up with its competition, the Company needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis.  This is especially true with respect to MPS.  The cost of such technology, including personnel, can be high in both absolute and relative terms.  There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company.

Risks Related to the Company’s Business

The Company operates in an extremely competitive market, and the Company’s business will suffer if it is unable to compete effectively.

The Company encounters significant competition in the Company’s market area from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries.  Many of the Company’s competitors have substantially greater resources and lending limits and may offer services that the Company does not or cannot provide.  The Company’s profitability depends upon the Company’s continued ability to compete successfully in the Company’s market area.  MPS operates on a national scale against competitors with substantially greater resources and limited barriers to entry.  The success of MPS depends upon its ability to compete in such an environment.

Existing insurance policies may not adequately protect the Company and its subsidiaries.

Business interruption and property insurance policies are in place with respect to the operations of the Company.  Should any event triggering such policies occur, however, it is possible that our policies would not fully reimburse us for the losses we could sustain.

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

The Company originates commercial mortgage loans, commercial loans, consumer loans, agricultural mortgage loans, agricultural loans and residential mortgage loans primarily within the Company’s market areas.  Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  These loans also have greater credit risk than residential real estate for the following reasons:

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

•                  MPS Program Loans.  MPS originates consumer loans, in some cases related to anticipated tax refunds that are funded to prepaid cards.  For certain of these loans, repayment is based on the customer filing a tax return and the Internal Revenue Service funding the tax refund.  If either or both do not occur, losses could result.  MPS has loss protection agreements in place with certain business partners in which they will absorb some or all of such losses in the event they were to exceed certain levels.

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

Beginning with our last annual report on Form 10-K, the Company has been required to include in its annual reports filed with the SEC a report of the Company’s management regarding internal control over financial reporting.  As a result, in recent years, we have begun to document and evaluate the Company’s internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (or SOA) and SEC rules and regulations, which require an annual management report on the Company’s internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting.  The SOA also will require an attestation report by the Company’s independent auditors addressing these assessments at the conclusion of our 2010 fiscal year on September 30, 2010.  Accordingly, management has retained outside consultants to assist the Company in (i) assessing and documenting the adequacy of the Company’s internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through material weaknesses or testing that controls are functioning as documented.  If the Company fails to identify and correct any significant deficiencies in the design or operating effectiveness of the Company’s internal control over financial reporting or fails to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock, and the Company’s ability to attract additional deposits.

No material weaknesses have been identified in connection with the Company’s fiscal year 2009 audit.  If material weaknesses are identified in the future, such weaknesses could have a material impact on the profitability and performance of the Company.

The Company’s duties under the Sarbanes-Oxley Act of 2002 have been increasing and are anticipated to increase further in fiscal 2010.

As indicated in a preceding risk factor, pursuant to the requirements of Section 404 of the SOA, beginning with our last annual report the Company has been required to provide an annual management assessment of the effectiveness of our internal controls over financial reporting.  Beginning with our next annual report for the fiscal year ending September 30, 2010, Section 404 of the SOA will also require a report by our independent auditors addressing our management’s assessments.  These reporting and other obligations have placed, and will increasingly continue to place, significant demands on our management, administrative, operational, internal audit, tax and accounting resources. We are implementing additional financial and management controls, reporting systems and procedures and an internal audit function and are hiring additional accounting, internal audit and finance staff.  If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to public companies could be impaired.

A breach of information security or compliance breach by one of the Company’s agents or vendors could negatively affect the Company’s reputation and business.

The Company depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet.  The Company cannot be certain all of its systems are entirely free from vulnerability to attack, despite safeguards it has installed.  Additionally, the Company relies on and does business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data and communications needs.  If information security is breached, or one of the Company’s agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others.  These costs or losses could materially exceed the Company’s amount of insurance coverage, if any, which would adversely affect the Company’s business.

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

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock. As of September 30, 2009, the Company was authorized to issue up to 5,200,000 shares of common stock, of which 2,634,215 shares were outstanding, and 323,784 shares were held as treasury stock.  The Company was also authorized to issue up to 800,000 shares of preferred stock, none of which is outstanding or reserved for issuance.  Accordingly, without further stockholder approval, the Company may issue up to 2,565,785 additional shares of common stock.  This factor may affect the market price for shares of the Company’s common stock.

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

The Company pays a quarterly dividend to stockholders.  The payment of dividends is subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, regulatory review, and other factors considered relevant by the Company’s Board of Directors.

Risks Related to Meta Payment Systems®, a division of the Bank

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

Although it is possible that some legislation under consideration could have either a positive or de minimis impact on its operations and profitability it is just as likely that any new legislation affecting the operations of MPS or its customers, some of which are also regulated entities, would have a negative impact on the conduct of the relevant business.  There is no way to quantify the impact that such changes could have on the profitability or operations of MPS at this time given the unpredictable nature of the risk.

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

MPS, through the Bank, owns or is seeking a number of patents, trademarks and other forms of intellectual property with respect to the operation of its business and the protection of such intellectual property may in the future require material expenditures.

In its operations, MPS, through the Bank, is seeking protection for various forms of intellectual property.  No assurance can be given that such protection will be granted.  In addition, the competitive market environment of its business, MPS must be vigilant in ensuring that its patents and other intellectual property are protected and not exploited by unlicensed third parties.

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

Discover, MasterCard, and Visa also retain the right in their agreements with industry participants such as MPS to unilaterally change the rules under which such transactions are processed with little or no advance warning.  This power includes the power to prevent MPS from accessing their networks in order to process transactions.  Should any third party choose to invoke this right unilaterally, such changes could materially impact the operations of MPS.

Our business is heavily dependent upon the Internet and any negative disruptions to its operation could negatively impact our business.

Much of our business depends upon transactions being processed through the Internet.  Like nearly all other commercial enterprises, we rely upon others to provide the Internet so that commerce can be conducted.  Were there to be a failure in the operation of the Internet or a significant impairment in our ability to move information on the Internet or our ability to do so in accordance with customer safeguard protocols, MPS would develop alternative processes during which time profitability may be somewhat lower.

Our ability to process transactions requires functioning communication and electricity lines.

The nature of the credit card and debit card industry is that it must be operational every day of the week every hour of the week.  Any disruption in the utilities utilized by MPS could have a negative effect on our operations and extensive disruptions could materially affect our operations.

Data encryption technology has not been perfected and vigilance in MPS’ information technology systems is costly.

MPS holds sensitive business and personal information with respect to the products and services it offers.  This information, which is generally digitally encrypted, is passed along various technology channels, including the Internet.  Although MPS encrypts its customer and other sensitive information and expends significant financial and personnel resources to maintain the integrity of its technology networks and the confidentiality of nonpublic customer information, because such information may travel on public technology and other non-secure channels, the confidential information is susceptible to hacking and other illegal intrusions.  Were such a security breach to occur, the provision of products and services to customers of MPS would be impaired and could incur significant fines from the electronic funds associations involved, significant regulatory fines imposed by federal and/or state regulators and other prohibitions, as well as extensive litigation from commercial parties and consumers affected by such breach.

Unclaimed funds represented by unused value on the cards presents compliance and other risks.

The notion of escheatment involves property that is abandoned and its rightful owner cannot be readily located and/or identified.  In the context of prepaid cards, the funds represented on such cards can sometimes be “abandoned” or unused for the relevant period of time set forth in each applicable state’s abandoned property laws.  Although MPS utilizes automated programs to ensure its operations are compliant with such applicable laws and regulations, there appears to be a movement among some state regulators to interpret definitions in those statutes and regulations in a manner that is different from standard industry interpretations.  Should such state regulators choose to do so, they may initiate enforcement or other litigation action against prepaid card issuers such as MPS.

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

MPS Revenue Concentration.

MPS works with a large number of business partners to derive its revenue.  The Company believes three of its partners have reached a size that, should these partners’ business with the Company end, the revenue attributable to them would have a material effect on the financial results of the Company.

Item 1B.         Unresolved Staff Comments

Not Applicable.

Item 2.            Properties

The Company conducts its business at its main office and branch office in Storm Lake, Iowa.  The Company operates six offices in metro Des Moines, Iowa.  The Company also operates one office in Brookings, South Dakota and three offices in Sioux Falls, South Dakota.  In addition, the Company leases space at another facility in Sioux Falls, South Dakota, which houses general corporate and MPS functions, leases space in Omaha, Nebraska, which houses certain MPS functions and operates a non-retail service branch in Memphis, Tennessee.

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on Westown Parkway, West Des Moines, Iowa, on North Minnesota Avenue, Sioux Falls, South Dakota, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, the administrative and MPS offices located on Broadband Lane in Sioux Falls, Omaha and the non-retail service branch in Memphis, Tennessee.  In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, the land on which the buildings were constructed is leased.  The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2009 was $22.0 million.  See Note 7 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company is experiencing rapid growth, particularly as a result of growth of MPS.  While current facilities are adequate to meet its present needs, the Company may add additional locations in the future, and may be required to expand capacity for administrative support functions.

The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions.  The net book value of the data processing and computer equipment utilized by the Company at September 30, 2009 was approximately $3.0 million.

Item 3.            Legal Proceedings

Since the last filing of Form 10-K, the matter of St. Paul Mercury Insurance Company v. MetaBank, filed in the United States District Court, Northern District of Illinois, Case No. 09-CV-01031, has been settled and the suit will be dismissed shortly.  Currently, there are five cases still pending and the Company is vigorously defending these actions.  Two of the cases are class action cases although to date no class has been certified.  The remaining three cases share similar fact patterns as each Plaintiff seeks recovery of $99,000 and other specified damages, in connection with a fraudulent CD.  In all, nine cases have been filed, and of those nine, two have been dismissed, and two have been settled.

Cedar Rapids Bank & Trust Company v MetaBank, Case No. LACV007196.  On November 3, 2009, Cedar Rapids Bank & Trust Company (“CRBT”) filed a Petition against MetaBank in the Iowa District Court in and for Linn County claiming an unspecified amount of money damages against MetaBank arising from CRBT’s participation in loans originated by MetaBank to companies owned or controlled by Dan Nelson.  The complaint states that the Nelson companies eventually filed for bankruptcy and the loans, including CRBT’s portion, were not fully repaid.  Under a variety of theories, CRBT claims that MetaBank had material negative information about Dan Nelson, his companies and the loans that it did not share with CRBT prior to CRBT taking a participation interest in them.  MetaBank believes that CRBT’s loss of principal was limited to approximately $200,000, and in any event intends to vigorously defend its actions.

Other than the matters set forth above, there are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation to their respective businesses.

Item 4.            Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2009.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

The Company’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.”  Quarterly dividends for 2009 and 2008 were $0.13.  The price range of the common stock, as reported on the NASDAQ System, was as follows:

	Fiscal Year 2009		Fiscal Year 2008
	Low	High	Low	High

First Quarter	$6.75	$16.94	$38.83	$41.98
Second Quarter	6.59	12.28	17.34	40.75
Third Quarter	8.50	21.52	16.00	27.00
Fourth Quarter	19.27	24.05	16.85	27.55

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations, and regulatory restrictions.

As of September 30, 2009, the Company had 2,634,215 shares of common stock outstanding, which were held by 207 shareholders of record, and 577,921 shares subject to outstanding options.  The shareholders of record number does not reflect approximately 500 persons or entities that hold their stock in nominee or “street” name.

The transfer agent for the Company’s common stock is Registrar & Transfer Company, 10 Commerce Drive, Cranford, New Jersey, 07016.

There have been no purchases by the Company during the quarter ended September 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.            Selected Financial Data

SEPTEMBER 30,	2009	2008	2007	2006	2005

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

Total assets	$834,777	$710,236	$686,080	$740,921	$775,839
Loans receivable, net	391,609	427,928	355,612	368,959	415,568
Securities available for sale	364,838	203,834	158,701	172,444	213,245
Goodwill and intangible assets	2,215	2,206	1,508	1,508	1,508
Deposits	653,747	499,804	522,978	538,169	510,258
Total borrowings	116,796	147,683	78,534	114,789	176,857
Shareholders’ equity	47,345	45,733	48,098	45,099	42,959

YEAR ENDED SEPTEMBER 30,	2009	2008	2007	2006	2005

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$36,726	$37,418	$37,774	$38,112	$38,368
Total interest expense	8,907	13,415	16,967	19,611	20,305
Net interest income	27,819	24,003	20,807	18,501	18,063
Provision for loan losses	18,713	2,715	3,168	310	4,713
Net interest income after provision for loan losses	9,106	21,288	17,639	18,191	13,350
Total non-interest income	79,969	37,696	21,858	13,495	3,502
Total non-interest expense	91,081	61,820	36,958	26,641	17,995
Income (loss) from continuing operations before income tax expense (benefit)	(2,006)	(2,836)	2,539	5,045	(1,143)
Income tax expense (benefit)	(543)	(1,002)	1,227	1,666	(491)
Income (loss) from continuing operations	(1,463)	(1,834)	1,312	3,379	(652)
Income (loss) from discontinued operations, net of tax	—	811	(141)	309	(272)
Net income (loss)	(1,463)	(1,023)	1,171	3,688	(924)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.56)	$(0.71)	$0.52	$1.36	$(0.27)
Income (loss) from discontinued operations	—	0.31	(0.06)	0.12	(0.11)
Net income (loss)	$(0.56)	$(0.40)	$0.46	$1.48	$(0.38)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.56)	$(0.69)	$0.50	$1.34	$(0.27)
Income (loss) from discontinued operations	—	0.31	(0.05)	0.12	(0.11)
Net income (loss)	$(0.56)	$(0.38)	$0.45	$1.46	$(0.38)

YEAR ENDED SEPTEMBER 30,	2009	2008	2007	2006	2005

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	-0.20%	-0.14%	0.17%	0.49%	-0.12%
Return on average assets-continuing operations	-0.20%	-0.24%	0.19%	0.45%	-0.08%
Return on average equity	-3.13%	-2.27%	2.69%	8.55%	-2.04%
Return on average equity-continuing operations	-3.13%	-4.07%	3.01%	7.83%	-1.44%
Net interest margin-continuing operations	3.50%	3.51%	3.38%	2.85%	2.59%
Operating expense to average assets-continuing operations	10.55%	8.25%	5.26%	3.55%	2.29%

QUALITY RATIOS-Continuing Operations
Non-performing assets to total assets at end of year	1.76%	1.06%	0.38%	0.72%	0.84%
Allowance for loan losses to non-performing loans	55%	76%	196%	121%	373%

CAPITAL RATIOS
Shareholders’ equity to total assets at end of period	5.67%	6.44%	7.01%	6.09%	5.54%
Average shareholders’ equity to average assets	5.42%	6.01%	6.20%	5.76%	5.77%

OTHER DATA
Book value per common share outstanding	$17.97	$17.58	$18.57	$17.79	$17.16
Dividends declared per share	0.52	0.52	0.52	0.52	0.52
Number of full-service offices	12	13	17	19	17

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

General

The Company is a unitary savings and loan holding company whose primary subsidiary is the Bank.  The Company focuses on two core businesses, its regional retail banking business and a national payments business, conducted through its MPS division.  The Company’s retail bank business is focused on establishing and maintaining long-term relationships with customers, and is committed to serving the financial service needs of the communities in its market area.  The retail bank’s primary market area includes the following counties: Buena Vista, Dallas and Polk located in central and northwestern Iowa, and Brookings, Lincoln, and Minnehaha located in east central South Dakota.  The traditional retail bank segment attracts retail deposits from the general public and uses those deposits, together with other borrowed funds, to originate and purchase residential and commercial mortgage loans, and to originate consumer, agricultural and other commercial loans and to purchase various investment and mortgage-backed securities.

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

Overview of Corporate Developments

The MPS division continued to demonstrate significant growth on a year-over-year basis.  Fiscal 2009 MPS-related card fee income grew 124% as all product lines were higher than in fiscal 2008.  MPS has continued to expand its tax-related, rebate, and consumer credit business lines.  During fiscal 2009 the Bank participated in tax refund anticipation loans with a major tax preparation firm after participating in a test program with that firm in fiscal 2008.  The Company took steps to manage the funding and credit risks and realized its expected return on the program.  In addition, MPS provided a prepaid debit card for refunds with another major tax preparation company in fiscal 2009 and 2008.  The division also continued to exhibit product innovation as it filed new patent applications and maintained existing applications.  The iAdvance® micro lending product, which is a program designed to provide a line of credit on prepaid cards, is experiencing increasing consumer acceptance and is being deployed by an increasing number of clients as a retention tool for their prepaid card programs.

The traditional bank segment is continuing to build its customer base from its previous expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Bank has added six branches in approximately the past eight years in these markets.  The Bank focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developers in these communities.  During the second quarter of fiscal 2008, the Company sold its commercial banking subsidiary, MetaBank WC, which included three branches in rural West-Central Iowa.  The transaction closed March 28, 2008.  The Company is now a unitary savings and loan holding company, not a bank holding company, and is subject to the jurisdiction of the OTS.  This transaction allows the Company to increase its focus on higher growth markets and business lines.  The Bank now operates 12 retail banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and maintains a non-retail service branch in Memphis, Tennessee.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

Financial Condition

The following discussion of the Company’s consolidated financial condition should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K.

As of September 30, 2009, the Company’s assets grew by $124.6 million, or 17.5%, to $834.8 million compared to $710.2 million at September 30, 2008.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed securities and to a lesser extent the Company’s cash and foreclosed real estate and repossessed assets, offset in part by decreases in the Company’s portfolio of net loans, investment in federal funds sold and investment securities available for sale.

Total cash and cash equivalents and federal funds sold were $6.2 million at September 30, 2009, a decrease of $2.0 million, or 24.2%, from $8.2 million at September 30, 2008.  The decrease primarily was the result of the Company’s decision to purchase mortgage-backed securities during fiscal 2009 which was partially offset by the increased liquidity from an increase in deposits, primarily due to deposits generated by MPS.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB and the FRB.  Federal funds sold deposits may be maintained at the FHLB or various commercial banks, including, but not limited to the following: CitiBank, JP Morgan Chase, M&I Bank, BNP Paribas, and Bank of America, all with assets in excess of $1.0 billion.  At September 30, 2009 the Company held $9,000 of federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $161.0 million, or 78.9%, to $364.8 million at September 30, 2009, as investment purchases exceeded related maturities, sales, and principal paydowns.  The Company’s portfolio of investment securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During fiscal year 2009, the Company purchased $286.4 million of mortgage-backed securities with average lives of five years or less or stated finals of approximately 30 years or less and sold mortgage-backed securities in the amount of $32.5 million.  See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s portfolio of net loans receivable decreased by $36.3 million, or 8.5%, to $391.6 million at September 30, 2009 from $427.9 million at September 30, 2008.  This decrease primarily relates to a decrease of $21.4 million in commercial business and agricultural operating loans due to lower origination activity, pay downs, charge-offs and transfers to other repossessed assets and an increase in the allowance for loan losses of $1.3 million.  One- to four-family residential and other consumer loans, primarily related to MPS, also decreased from the prior fiscal year due to sales and repayments exceeding originations.  Offsetting the above was an increase in commercial and multi-family real estate loans of $10.1 million.   See Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company owns stock in the FHLB due to its membership and participation in this banking system.  The Company’s investment in such stock decreased $1.0 million, or 12.9%, to $7.1 million at September 30, 2009 from $8.1 million at September 30, 2008.  The decrease was due to a decrease in the level of borrowings from the FHLB, which require a calculated level of stock investment based on a formula determined by the FHLB.

Bond insurance receivable decreased $2.0 million at September 30, 2009 as management revised the expected receipt of insurance proceeds.

Foreclosed real estate and repossessed assets increased to $2.1 million as compared to none at September 30, 2008 due to the Company’s foreclosure of assets and loan collateral related to previously reported non-performing loans.

Total deposits increased by $153.9 million, or 30.8%, to $653.7 million at September 30, 2009 from $499.8 million at September 30, 2008.  The Company continues to grow its low- and no-cost deposit portfolio.  Deposits attributable to MPS were up $137.3 million, or 48.2%, at September 30, 2009, as compared to September 30, 2008.  This increase results from growth in prepaid card programs.

The Company’s total borrowings decreased $30.9 million, or 26.4%, from $147.7 million at September 30, 2008 to $116.8 million at September 30, 2009 and is primarily due to the growth of deposits.  See Notes 9, 10, and 11 to the “Notes  to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2009, the Company’s shareholders’ equity totaled $47.3 million, up $1.6 million from $45.7 million at September 30, 2008.  The increase was related to a favorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio offset in part by an increase in fiscal net loss as compared to the prior fiscal year and the payment of cash dividends on the Company’s common stock.  At September 30, 2009, the Bank continues to meet regulatory requirements for classification as a well-capitalized institution.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

The following discussion of the Company’s Results of Operations should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K.

The Company’s Results of Operations are dependent on net interest income, non-interest income, non-interest expense, and income tax expense.  Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows.  The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.  In fiscal 2009, the Company’s non-interest income improved significantly from levels in fiscal 2008.  Non-interest expense also increased in proportion to net interest income and non-interest income as compared to the prior fiscal year.  A more detailed explanation of the factors responsible for results of operations of the Company is presented below.

The Company’s non-interest income is derived primarily from prepaid card, credit products, and ATM fees attributable to MPS and fees charged on bank loans and transaction accounts.  This income is offset, in part, by expenses, such as compensation and occupancy expenses associated with additional personnel and office locations as well as card processing expenses attributable to MPS.  To a lesser extent, non-interest income is derived from gains or losses on the sale of securities available for sale as well as the Company’s holdings of bank owned life insurance.  Additionally, non-interest income has been derived from the activities of Meta Trust, a wholly-owned subsidiary of the Company, which provides a variety of professional trust services.  Non-interest expense is also impacted by occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

Management believes that the Company is poised for increased earnings in the next few fiscal years.  We expect to benefit from a 1)strengthening economy whereby we can leverage our cost reductions, 2)increase our retail banking business volume, and 3)continued growth of our MPS Division.  However, various changes in inflation, unemployment, interest rates and other factors may adversely affect our Company’s asset quality, loan demand, deposit levels and therefore our earnings.

Comparison of Operating Results for the Years Ended September 30, 2009 and September 30, 2008

General.  The Company recorded a loss from continuing operations of $1.5 million, or $0.56 per diluted share, for the year ended September 30, 2009 compared to a loss of $1.8 million, or $0.69 per diluted share, for the year ended September 30, 2008.  Net loss in the current period was primarily caused by an increased provision for loan losses in connection with various commercial borrowers.  In addition, net interest income increased $3.8 million as compared to the prior fiscal year.  Including discontinued operations, net loss was $1.5 million, or $0.56 per diluted share, for the year ended September 30, 2009 compared to a net loss of $1.0 million, or $0.38 per diluted share, for the year ended September 30, 2008.  Net earnings in the prior fiscal year 2008 were impacted by an after-tax gain of $735,000 resulting from the sale of the Company’s commercial banking subsidiary, MetaBank WC.  See Note 2 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information on discontinued operations.

Net Interest Income.  Net interest income from continuing operations for fiscal 2009 increased by $3.8 million, or 15.9%, to $27.8 million from $24.0 million for the prior fiscal year.  Net interest margin remained stable at 3.50% in fiscal year 2009 as compared to 3.51% in fiscal year 2008.

The Company’s average earning assets increased $111.6 million, or 16.3%, to $795.1 million during fiscal year 2009 from $683.5 million during fiscal year 2008.  The increase is primarily the result of the increase in the Company’s mortgage-backed securities portfolio.  Overall, asset yields declined by 85 basis points due to lower average rates.  The increase in average earning assets was offset by a change in the mix of earning assets and a decrease in yields in all categories.

The Company’s average total deposits and interest-bearing liabilities increased $107.1 million, or 15.5%, to $800.1 million during fiscal year 2009 from $693.0 million during fiscal year 2008.  The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits.  The Company’s cost of total deposits and interest-bearing liabilities declined 83 basis points to 1.11% during fiscal year 2009 from 1.94% during fiscal year 2008 primarily due to continued migration to low and no-cost deposits provided by MPS.

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

	2009			2008			2007
	Average	Interest		Average	Interest		Average	Interest
Year Ended September 30,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans receivable	$423,915	$25,561	6.03%	$413,866	$25,909	6.26%	$354,465	$25,584	7.22%
Mortgage-backed securities	259,265	10,230	3.95%	194,785	8,484	4.36%	135,007	5,500	4.07%
Other investments	111,910	935	0.84%	74,809	3,025	4.04%	126,853	6,690	5.27%
Total interest-earning assets	795,090	$36,726	4.62%	683,460	$37,418	5.47%	616,325	$37,774	6.13%
Non-interest-earning assets	68,187			65,536			86,502
Total assets	$863,277			$748,996			$702,827

Non-interest bearing deposits	$490,651	$—	0.00%	$341,624	$—	0.00%	$230,930	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	15,795	39	0.25%	15,075	104	0.69%	22,004	538	2.45%
Savings	9,734	38	0.39%	10,072	105	1.04%	17,586	471	2.68%
Money markets	38,559	415	1.08%	61,592	1,478	2.40%	67,087	2,301	3.43%
Time deposits	146,647	4,849	3.31%	139,868	6,071	4.34%	183,505	8,355	4.55%
FHLB advances	66,272	2,627	3.96%	103,768	3,960	3.82%	77,433	4,091	5.28%
Other borrowings	32,477	939	2.89%	20,965	1,697	8.09%	18,172	1,211	6.66%
Total interest-bearing liabilities	309,484	8,907	2.88%	351,340	13,415	3.82%	385,787	16,967	4.40%
Total deposits and interest-bearing liabilities	800,135	$8,907	1.11%	692,964	$13,415	1.94%	616,717	$16,967	2.75%
Other non-interest bearing liabilities	16,383			11,000			42,557
Total liabilities	816,518			703,964			659,274
Shareholders’ equity	46,759			45,032			43,553
Total liabilities and shareholders’ equity	$863,277			$748,996			$702,827
Net interest income and net interest rate spread including non-interest bearing deposits		$27,819	3.51%		$24,003	3.54%		$20,807	3.38%

Net interest margin			3.50%			3.51%			3.38%

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

	2009 vs. 2008			2008 vs. 2007
Rate / Volume Year Ended September 30, (Dollars in Thousands)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets
Loans receivable	$676	$(1,024)	$(348)	$1,574	$(1,249)	$325
Mortgage-backed securities	2,429	(683)	1,746	2,570	414	2,984
Other investments	3,498	(5,588)	(2,090)	(2,336)	(1,329)	(3,665)
Total interest-earning assets	$6,603	$(7,295)	$(692)	$1,808	$(2,164)	$(356)

Interest-bearing liabilities
Interest-bearing checking	$5	$(70)	$(65)	$(132)	$(302)	$(434)
Savings	(4)	(63)	(67)	(151)	(215)	(366)
Money markets	(430)	(633)	(1,063)	(176)	(647)	(823)
Time deposits	313	(1,535)	(1,222)	(1,913)	(371)	(2,284)
FHLB advances	(1,488)	155	(1,333)	(701)	570	(131)
Other borrowings	4,435	(5,193)	(758)	203	283	486
Total interest-bearing liabilities	$2,831	$(7,339)	$(4,508)	$(2,870)	$(682)	$(3,552)

Net effect on net interest income	$3,772	$44	$3,816	$4,678	$(1,482)	$3,196

Provision for Loan Losses.  In fiscal 2009, the Company recorded a provision for loan losses of $18.7 million, compared to $2.7 million for fiscal 2008.    $8.1 million of the fiscal 2009 provision related to MPS, of which $7.9 million relates to the completion of a loan program offered in collaboration with MPS’s tax preparation partner with all appropriate accounts now charged-off, consistent with our policy.  There are no loan balances or allowance remaining for this program as of September 30, 2009.  During fiscal 2009, the Company also recorded a provision for loan losses in the amount of $10.5 million primarily due to the failure of five commercial borrowers to repay their respective loans, one of which the Company believes committed fraud.  As disclosed in the Company’s current report on Form 8-K filing of October 8, 2008, a borrower of the Bank has likely participated in a fraud on the Bank and other banks.  Based on the Bank’s investigation at the time, it concluded that, as of September 30, 2008, it was appropriate to establish an allowance for loan losses of $1.8 million.  After subsequent reviews during fiscal 2009, the Bank concluded that a $3.1 million increase to the loan loss was warranted.  The increases were attributable to lower collateral values caused in large part by weaker economic conditions and a deterioration in the commercial real estate market.  Potential losses range from $2.1 million to $6.0 million with an expected loss of $5.0 million.  Of the $4.9 million provided for since October 2008, a net of $5.0 million has already been charged-off.  See “Non-performing Assets, Other Loans of Concern, and Classified Assets” herein.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  While the Company has no direct exposure to sub-prime mortgage loans, management believes the current recessionary environment may strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past six years, loss rates in the commercial and multi-family real estate market, and commercial business market, have remained moderate.  Management recognizes that low charge-off rates over the past several years reflect the formerly strong economic environment and are not indicative of likely losses over a full business cycle.  This observation, as well as the aforementioned concerns regarding the economic slowdown, has led management to the conclusion that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets remain reasonable.  Reasonable commodity prices as well as above average yields created positive economic conditions most farmers in our markets in 2009.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the aforementioned recession may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns.

The allowance for loan losses established in connection with MPS operations results from an estimation process that evaluates relevant characteristics of its credit portfolio(s).  MPS considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses.  Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process.  Due to the varied and unknown nature and structures of future credit programs, the exact methodology to determine the ALL for each program will not be identical.  Each program may have differing levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics, etc. Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program.  Each program will need to be evaluated separately and with potentially different methodologies.  The increased charge-offs for MPS credit resulted primarily from tax refund anticipation loans (“RAL”) to sub-prime borrowers that peaked in March of 2009.  Management was pro-active and established a provision for loan losses for these loans during the tax season offering period.  The majority of the charge-offs for these RAL loans were recorded against the allowance for loan losses in the third quarter of fiscal 2009.  The charge-offs were in accordance with management’s expectations of the RAL program.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2009 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

Non-Interest Income.  Non-interest income increased by $42.3 million, or 112.1%, to $80.0 million for fiscal 2009 from $37.7 million for fiscal 2008.  Fees earned on prepaid debit cards, credit products and other payment systems products and services were $77.5 million for fiscal 2009 as compared to $34.6 million for fiscal 2008.

In addition, the Bank recorded a gain on sale of securities available for sale of $761,000 in fiscal 2009 as compared to gain on sale of $24,000 in the prior fiscal year.  Offsetting the above increases was a recorded loss on the sale of foreclosed property and real estate owned of $1.0 million.  The Bank sold a portion of assets acquired due to fraud of a commercial borrower previously disclosed.

Non-Interest Expense.  Non-interest expense increased by $29.3 million, or 47.3%, to $91.1 million for fiscal 2009 from $61.8 million for the same period in fiscal year 2008.

Compensation expense totaled $32.7 million for fiscal 2009 as compared to $25.7 million for fiscal 2008.  The increase represents the addition of client relations, compliance and operations support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Most of the new employees are focused on supporting new business growth and the expansion of existing MPS products and services.

Costs associated with the operational support of card-related products at MPS also increased.  Card processing expenses totaled $33.5 million for fiscal 2009 as compared to $15.6 million for fiscal 2008.  These expenses primarily stem from prepaid card and credit-related programs managed by MPS.  Other card processing expense increases are attributable to settlement functions for value loading, card sales and anticipated growth of existing products.  Management expects that these costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

The Company’s occupancy and equipment expense totaled $8.0 million for fiscal 2009 as compared to $6.6 million for fiscal 2008.  The increase was due to supporting new product lines and increasing market penetration of MPS products and services.  Management expects that occupancy and equipment costs will gradually increase as MPS issues more cards and offers new and expanded products and services.

Income Tax Benefit.  Income tax benefit from continuing operations for fiscal 2009 was $543,000, or an effective tax rate of 27.1%, compared to a tax benefit of $1.0 million, or an effective tax rate of 35.3%, in fiscal 2008.  The change in tax benefit is primarily due to the change in loss from continuing operations before income tax benefit.  The Company’s recorded income tax benefit was also impacted primarily by permanent differences between book and taxable income.

Discontinued Operations.  The Company reported no income or loss from discontinued operations for fiscal 2009 compared to income of $811,000 for fiscal 2008.  The prior year was impacted by a $735,000 after-tax gain on the sale of MetaBank WC.  See Note 2 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion on discontinued operations.

Comparison of Operating Results for the Years Ended

September 30, 2008 and September 30, 2007

General. The Company’s loss from continuing operations was $1.8 million, or $0.69 per diluted share, for the year ended September 30, 2008 compared to income of $1.3 million, or $0.50 per diluted share, for the year ended September 30, 2007.  Including discontinued operations, the Company recorded a net loss of $1.0 million, or $0.38 per diluted share, for the year ended September 30, 2008 compared to $1.2 million, or $0.45 per diluted share, for the year ended September 30, 2007.  Net earnings in fiscal 2008 were impacted by an after-tax gain of $735,000 resulting from the sale of the Company’s commercial banking subsidiary, MetaBank WC.  See Note 2 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information on discontinued operations.  Fiscal year 2008 income was reduced by the settlement expense for the Dan Nelson-related lawsuits as well as an increase in provision expense related to one borrower’s apparently fraudulent actions against the Bank (and other banks) in obtaining several commercial real estate and commercial operating loans.  Additionally, earnings were positively impacted by increased income from card fees from all of MPS’ programs and services, loan growth and higher net interest income.  In particular, MPS-related card fees for the fiscal 2008 grew by 125.3% over the prior fiscal year.  Offsetting these factors, in part, were higher operating expenses as MPS continued to build its supporting infrastructure, operational scalability, and product development capacity.  Earnings in fiscal year 2007 were impacted by a large provision for loan losses related primarily to an impairment on a commercial loan relationship of $5.0 million related to fraud by the borrower and a gain on the sale of four branches in northwest Iowa of $3.3 million.

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

Provision for Loan Losses.  In fiscal 2008, the Company recorded a provision for loan losses of $2.7 million, compared to $3.2 million for fiscal 2007.  Due to delinquency trends in the Company’s loan portfolio, the Company was able to maintain the level of loan loss allowance considered to be acceptable by the Company’s management in the current year.  The provision recorded in the prior fiscal year was directly related to a $5.0 million provision on a purchased participation loan relationship.  See “Non-performing Assets, Other Loans of Concern, and Classified Assets” herein.

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

Non-interest income in the prior year was impacted by a pre-tax gain of $3.3 million resulting from the sale of four branched in northwest Iowa.  Management performed an evaluation of whether the sale of the branches constituted discontinued operations, and concluded that the operations and cash flows of the branches sold were not discontinued operations.  Revenue and expenses of the entity, including the gain on sale, are, therefore, included in the appropriate income statement line items for all periods presented.

Non-Interest Expense.  Non-interest expense increased by $24.8 million, or 67.3%, to $61.8 million for fiscal 2008 from $37.0 million for the same period in fiscal year 2007.

Compensation expense totaled $25.7 million for fiscal 2008 as compared to $18.2 million for fiscal 2007.  The increase represents the addition of management, client relations, product development, compliance and operations support staff within MPS, as well as software developers, IT support staff, and other administrative support within the Company.  Many of the new employees at MPS and in IT are focused on developing and supporting new product lines and increasing market penetration of our payments systems products and services.  Management expects that payroll costs will continue to increase as MPS issues more cards and offers new and expanded products and services.

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

Income Tax Expense/Benefit.  Income tax benefit from continuing operations for fiscal 2008 was $1.0 million, or an effective tax rate of 35.3%, compared to a tax expense of $1.2 million, or an effective tax rate of 48.3%, in fiscal 2007.  The change is due primarily to the decrease in net income before income tax expense (benefit).  The Company’s recorded income tax benefit was also impacted primarily by permanent differences between book and taxable income.

Discontinued Operations.  Income (loss) from discontinued operations was income of $811,000 for fiscal 2008 compared to a loss of $141,000 for fiscal 2007.  The increase was primarily related to the gain on sale of MetaBank WC.  See Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion on discontinued operations.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP.  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that: (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K/A for the year ended September 30, 2008 and contained herein.

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

Each quarter the Company evaluates the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with Codification of Accounting Standards (“ASC”) 350 (Financial Accounting Standards Board (“FASB”) Statement No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Deferred Tax Assets.  The Company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to income for the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not.  An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance.  There was no deferred tax valuation allowance at September 30, 2009 and 2008.

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

Presented below, as of September 30, 2009 and 2008, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for September 30, 2009 and 2008 due to the extremely low rate environment.  At both September 30, 2009 and 2008, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  As of September 30, 2009, the Bank’s interest rate risk profile was within the limits set forth by the Office of Thrift Supervision.

Change in Interest Rate	Board Limit	At September 30, 2009		At September 30, 2008
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
(Dollars in Thousands)

+200 bp	(20)%	$(9,543)	(14)%	$(10,035)	(14)%
+100 bp	(10)	(505)	(1)	(4,739)	(7)
0	—	—	—	—	—

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

Asset Quality

It is management’s belief, based on information available at fiscal year end, that the Company’s current asset quality is satisfactory.  At September 30, 2009, nonperforming assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, foreclosed real estate, and repossessed consumer property, totaled $14.7 million, or 1.8% of total assets, compared to $7.5 million, or 1.06% of total assets, at September 30, 2008.  This increase primarily relates to three commercial borrowers with non-accrual loans totaling $9.7 million for which the Bank has set aside a $3.6 million reserve.

Impaired/non-accruing and restructured loans at September 30, 2009 totaled $12.6 million.  There were $2.1 million in foreclosed real estate and repossessed assets at September 30, 2009.

The Company maintains an allowance for loan losses because of the potential that some loans may not be repaid in full.  See Note 1 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  At September 30, 2009, the Company had an allowance for loan losses in the amount of $7.0 million as compared to $5.7 million at September 30, 2008.  Management’s periodic review of the adequacy of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall loan portfolio and is available for any loan charge-offs that may occur.  As stated previously, there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s bank is subject to review by the OTS, which has the authority to require management to make changes to the allowance for loan losses.

In determining the allowance for loan losses, the Company specifically identifies loans that it considers to have potential collectibility problems.  Based on criteria established by ASC 310 (Statement of Financial Accounting Standards (“SFAS”) No. 114), some of these loans are considered to be “impaired” while others are not considered to be impaired, but possess weaknesses that the Company believes merit additional analysis in establishing the allowance for loan losses.  All other loans are evaluated by applying estimated loss ratios to various pools of loans.  The Company then analyzes other factors (such as economic conditions) in determining the aggregate amount of the allowance needed.

At September 30, 2009, $5.1 million of the allowance for loan losses was allocated to impaired loans, representing 26.1% of the related loan balances.  See Note 5 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Form 10-K.  $311,000 of the allowance was allocated to other identified problem loan situations, representing 1.8% of the related loan balances, and $1.6 million, representing 0.4% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and general economic conditions.  At September 30, 2008, $3.5 million of the allowance for loan losses was allocated to impaired loans, representing 22.2% of the related loan balances.  $113,000 was allocated to other identified problem loan situations, and $2.1 million was allocated against losses from the overall loan portfolio based on historical loss experience and general economic conditions.

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

The Bank is required by regulation to maintain sufficient liquidity to assure its safe and sound operation.  In the opinion of management, the Bank is in compliance with this requirement.

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

The primary investing activities of the Company are the origination and purchase of loans and the purchase of securities.  During the years ended September 30, 2009, 2008 and 2007, the Company originated loans totaling $686.1 million, $726.2 million, and $274.5 million, respectively.  Purchases of loans totaled $50.4 million, $55.3 million, and $44.9 million during the years ended September 30, 2009, 2008 and 2007, respectively.  During the years ended September 30, 2009, 2008 and 2007, the Company purchased mortgage-backed securities and other securities available for sale in the amount of $287.1 million, $102.8 million and $13.2 million, respectively.

At September 30, 2009, the Company had unfunded loan commitments of $51.8 million.  See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K..  Certificates of deposit scheduled to mature in one year or less from September 30, 2009 totaled $95.2 million.  Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits.  Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2009 (Dollars in Thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Time deposits	$146,163	$95,159	$38,751	$12,253	$—
Long-term debt	47,686	25,686	11,000	2,500	8,500
Short-term debt	25,000	25,000	—	—	—
Operating leases	10,417	1,590	2,996	2,303	3,528
Subordinate debentures Issued to capital trust	10,310	—	—	—	10,310
Data processing services	3,072	768	1,536	768	—
Total	$242,648	$148,203	$54,283	$17,824	$22,338

During July 2001, the Company’s unconsolidated trust subsidiary, First Midwest Financial Capital Trust I, sold $10.0 million in floating rate cumulative preferred securities.  Proceeds from the sale were used to purchase subordinated debentures of the Company, which mature in the year 2031, and are redeemable at any time after five years.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2007.  The Company used the proceeds for general corporate purposes.  See Note 11 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company and its banking subsidiary, the Bank, met regulatory requirements for classification as well capitalized institutions.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  The Company does not anticipate any significant changes to its capital structure.

On August 23, 2004, the Company announced that the Board of Directors had authorized the Company’s ESOP to purchase up to 40,000 shares of the Company’s stock through open market and privately negotiated transactions.  The ESOP stock purchase was completed on April 18, 2005 at a total cost of $897,000.  At September 30, 2009 and 2008, the ESOP held no unallocated shares.

The payment of dividends and repurchase of shares has the effect of reducing stockholders’ equity. Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios.

Off-Balance Sheet Financing Arrangements

For discussion of the Company’s off-balance sheet financing arrangements, see Note 16 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Depending on the extent to which the commitments or contingencies described in Note 16 occur, the effect on the Company’s capital and net income could be significant.

Other Matters

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the Program Manager, and has received an arbitration award against the Processor.

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

Impact of New Accounting Standards

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (“Codification” or “ASC”) is the single source of authoritative literature recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all of the authoritative literature related to a particular topic in one place.  The Codification supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  All guidance contained in the Codification carries an equal level of authority.  The Company has adopted the Codification in the period ending September 30, 2009 and the principal impact on the Company’s consolidated financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, the Codification cross-reference is provided alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In March 2008, the FASB issued ASC 815 (FASB Statement No. 161), Disclosures about Derivative Instruments and Hedging Activities. ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The Company adopted ASC 815 effective January 1, 2009.  The adoption of ASC 815 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 820 (FASB Staff Position FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820 is effective for financial statements issued after June 15, 2009.  The adoption of ASC 820 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320 (FASB Staff Position FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments.  ASC 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.  ASC 320 is effective for financial statements issued after June 15, 2009.  The adoption of ASC 320 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 820 (FASB Staff Position FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments.  ASC 820 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 820 also requires those disclosures in summarized financial information at interim reporting periods.  ASC 820 is effective for financial statements issued after June 15, 2009.  The Company adopted ASC 820 beginning June 30, 2009 with no material impact on the Company’s financial position, results of operation or cash flows.

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

[This page left intentionally blank.]

Item 8.                    Consolidated Financial Statements and Supplementary Data

KPMG LLP

2500 Ruan Center

666 Grand Avenue

Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

Audit Committee
Meta Financial Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Meta Financial Group, Inc. and subsidiaries for the year ended September 30, 2007, were audited by other auditors whose report thereon dated January 7, 2008, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa

December 10, 2009

McGladrey & Pullen,  LLP

Certified Public Accountants

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors
Meta Financial Group, Inc. and Subsidiaries

Storm Lake, IA

We have audited the consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the year ended September 30, 2007 of Meta Financial Group, Inc. and subsidiaries.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended September 30, 2007 of Meta Financial Group, Inc. and subsidiaries, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
January 7, 2008

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2009	September 30, 2008
ASSETS
Cash and cash equivalents	$6,168	$2,963
Federal funds sold	9	5,188
Investment securities available for sale	17,566	19,711
Mortgage-backed securities available for sale	347,272	184,123
Loans receivable - net of allowance for loan losses of $6,993 at September 30, 2009 and $5,732 at September 30, 2008	391,609	427,928
Federal Home Loan Bank stock, at cost	7,050	8,092
Accrued interest receivable	4,344	4,497
Bond insurance receivable	4,118	6,098
Premises, furniture, and equipment, net	21,989	21,992
Bank-owned life insurance	13,270	12,758
Foreclosed real estate and repossessed assets	2,053	—
Goodwill and intangible assets	2,215	2,206
MPS accounts receivable	5,381	3,878
Other assets	11,733	10,802

Total assets	$834,777	$710,236

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$442,158	$308,852
Interest-bearing checking	15,602	15,029
Savings deposits	10,001	9,394
Money market deposits	39,823	43,038
Time certificates of deposit	146,163	123,491
Total deposits	653,747	499,804
Advances from Federal Home Loan Bank	74,800	132,025
Other borrowings from Federal Reserve Bank	25,000	—
Securities sold under agreements to repurchase	6,686	5,348
Subordinated debentures	10,310	10,310
Accrued interest payable	447	578
Contingent liability	4,268	4,293
Accrued expenses and other liabilities	12,174	12,145
Total liabilities	787,432	664,503

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,634,215 and 2,601,103 shares outstanding at September 30, 2009 and September 30, 2008, respectively	30	30
Additional paid-in capital	23,551	23,058
Retained earnings - substantially restricted	31,626	34,442
Accumulated other comprehensive (loss)	(1,838)	(5,022)
Treasury stock, 323,784 and 356,896 common shares, at cost, at September 30, 2009 and September 30, 2008, respectively	(6,024)	(6,775)
Total shareholders’ equity	47,345	45,733

Total liabilities and shareholders’ equity	$834,777	$710,236

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,
	2009	2008	2007

Interest and dividend income:
Loans receivable, including fees	$25,561	$25,909	$25,584
Mortgage-backed securities	10,230	8,484	5,500
Other investments	935	3,025	6,690
	36,726	37,418	37,774
Interest expense:
Deposits	5,341	7,758	11,664
FHLB advances and other borrowings	3,566	5,657	5,303
	8,907	13,415	16,967
Net interest income	27,819	24,003	20,807
Provision for loan losses	18,713	2,715	3,168
Net interest income after provision for loan losses	9,106	21,288	17,639
Non-interest income:
Card fees	77,502	34,634	15,375
Gain on sale of securities available for sale, net	761	24	496
Deposit fees	749	833	885
Loan fees	660	777	580
Gain on sale of membership equity interests, net	515	543	—
Bank-owned life insurance income	512	498	436
Gain on sale of branch office	—	—	3,331
Gain (loss) on REO	(1,015)	—	20
Other income	285	387	735
	79,969	37,696	21,858
Non-interest expense:
Card processing expense	33,540	15,630	6,377
Compensation and benefits	32,743	25,731	18,248
Occupancy and equipment expense	7,978	6,619	4,003
Legal and consulting expense	3,745	3,386	2,965
Data processing expense	2,181	1,248	911
Marketing	1,822	1,250	797
Other expense	9,072	7,956	3,657
	91,081	61,820	36,958
Income (loss) from continuing operations before income tax expense (benefit)	(2,006)	(2,836)	2,539
Income tax expense (benefit) from continuing operations	(543)	(1,002)	1,227

Income (loss) from continuing operations	(1,463)	(1,834)	1,312
Gain on sale from discontinued operations before taxes	—	2,309	—
Income (loss) from discontinued operations before taxes	—	76	(394)
Income tax expense (benefit) from discontinued operations	—	1,574	(253)
Income (loss) from discontinued operations	—	811	(141)

Net income (loss)	$(1,463)	$(1,023)	$1,171

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.56)	$(0.71)	$0.52
Income (loss) from discontinued operations	—	0.31	(0.06)
Net income (loss)	$(0.56)	$(0.40)	$0.46

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.56)	$(0.69)	$0.50
Income (loss) from discontinued operations	—	0.31	(0.05)
Net income (loss)	$(0.56)	$(0.38)	$0.45

Dividends declared per common share:	$0.52	$0.52	$0.52

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Year Ended September 30,
	2009	2008	2007

Net income (loss)	$(1,463)	$(1,023)	$1,171

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	4,317	(2,698)	1,422
Gains realized in net income	761	24	496
	5,078	(2,674)	1,918
Deferred income tax effect	1,894	(997)	715
Total other comprehensive income (loss)	3,184	(1,677)	1,203
Total comprehensive income (loss)	$1,721	$(2,700)	$2,374

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2007, 2008 and 2009

(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2006	$30	$20,969	$36,953	$(4,548)	$(509)	$(7,796)	$45,099

Cash dividends declared on common stock ($.52 per share)	—	—	(1,319)	—	—	—	(1,319)

Issuance of 55,350 common shares from treasury stock due to exercise of stock options	—	(130)	—	—	—	823	693

Stock compensation	—	1,117	—	—	—	—	1,117

5,750 common shares committed to be released under the ESOP	—	2	—	—	132	—	134

Change in net unrealized losses on securities available for sale, net	—	—	—	1,203	—	—	1,203

Net income for year ended September 30, 2007	—	—	1,171	—	—	—	1,171

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.52 per share)	—	—	(1,340)	—	—	—	(1,340)

Issuance of 11,386 common shares from treasury stock due to exercise of stock options	—	1	—	—	—	198	199

Stock compensation	—	901	—	—	—	—	901

16,562 common shares committed to be released under the ESOP	—	198	—	—	377	—	575

Change in net unrealized losses on securities available for sale, net	—	—	—	(1,677)	—	—	(1,677)

Net loss for year ended September 30, 2008	—	—	(1,023)	—	—	—	(1,023)

Balance, September 30, 2008	$30	$23,058	$34,442	$(5,022)	$—	$(6,775)	$45,733

Balance, September 30, 2008	$30	$23,058	$34,442	$(5,022)	$—	$(6,775)	$45,733

Cash dividends declared on common stock ($.52 per share)	—	—	(1,353)	—	—	—	(1,353)

Issuance of 21,624 common shares from treasury stock due to exercise of stock options	—	(153)	—	—	—	168	15

Stock compensation	—	641	—	—	—	148	789

18,446 common shares committed to be released under the ESOP	—	5	—	—	—	435	440

Change in net unrealized losses on securities available for sale, net	—	—	—	3,184	—	—	3,184

Net loss for year ended September 30, 2009	—	—	(1,463)	—	—	—	(1,463)

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$—	$(6,024)	$47,345

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Years Ended September 30,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,463)	$(1,023)	$1,171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Effect of contribution to employee stock ownership plan	440	575	134
Depreciation, amortization and accretion, net	5,970	3,204	2,580
Provision for loan losses	18,713	2,715	3,168
(Gain) on sale of branches	—	—	(3,331)
(Gain) on sale of investments available for sale, net	(761)	(24)	(496)
(Gain) on sale of membership equity interests, net	(515)	(543)	—
Loss (gain) on sale of other	948	(81)	(71)
Net change in accrued interest receivable	153	(308)	(127)
Net change in other assets	(460)	(24,149)	(2,410)
Net change in accrued interest payable	(131)	(264)	(53)
Net change in accrued expenses and other liabilities	4	(19,190)	649
Net cash provided by (used in) operating activities-continuing operations	22,898	(39,088)	1,214
Net cash provided by operating activities-discontinued operations	—	6,029	453
Net cash provided by (used in) operating activities	22,898	(33,059)	1,667

Cash flows from investing activities:
Purchase of securities available for sale	(287,113)	(102,790)	(13,216)
Net change in federal funds sold	5,179	69,812	(75,000)
Proceeds from sales of securities available for sale	32,478	16,990	1,098
Net change in securities purchased under agreement to resell	—	—	5,891
Proceeds from maturities and principal repayments of securities available for sale	97,184	37,355	27,089
Loans purchased	(50,358)	(55,290)	(44,912)
Net change in loans receivable	64,005	(19,961)	52,830
Proceeds from sales of foreclosed real estate	958	596	318
Cash transferred to buyer on sale of branch	—	—	(33,665)
Net change in FHLB stock	1,042	(4,077)	1,038
Proceeds from the sale of premises and equipment	2	105	18
Purchase of premises and equipment	(3,683)	(5,195)	(4,758)
Other, net	(1,894)	1,283	—
Net cash (used in) investing activities-continuing operations	(142,200)	(61,172)	(83,269)
Net cash provided by investing activities-discontinued operations	—	17,598	11,664
Net cash (used in) investing activities	(142,200)	(43,574)	(71,605)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	131,271	56,226	37,562
Net change in time deposits	22,672	(33,232)	(15,882)
Net change in advances from FHLB and other borrowings	(32,225)	64,025	(21,300)
Net change in securities sold under agreements to repurchase	1,338	5,124	(14,955)
Cash dividends paid	(1,353)	(1,340)	(1,319)
Stock compensation	789	901	1,117
Proceeds from exercise of stock options	15	199	540
Net cash provided by (used in) financing activities-continuing operations	122,507	91,903	(14,237)
Net cash (used in) financing activities-discontinued operations	—	(33,210)	(4,275)
Net cash provided by (used in) financing activities	122,507	58,693	(18,512)

Net change in cash and cash equivalents	3,205	(17,940)	(88,450)

Cash and cash equivalents at beginning of year	2,963	20,903	109,353
Cash and cash equivalents at end of year	$6,168	$2,963	$20,903

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Con’t.)

(Dollars in Thousands)

	For the Years Ended September 30,
	2009	2008	2007

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,038	$14,277	$18,319
Income taxes	2,607	470	570

Supplemental schedule of non-cash investing and financing activities:
Net loans transferred to foreclosed real estate	$4,026	$278	$318
Cash received on sale of commercial bank	—	8,224	—

Sale of Branches:
Assets disposed of:
Loans	$—	$—	$(2,223)
Accrued interest receivable	—	—	(14)
Premises and equipment	—	—	(130)
Liabilities assumed by buyer:
Non-interest bearing demand, NOW, savings and money market deposits	—	—	11,141
Time deposits	—	—	28,030
Other liabilities	—	—	192
(Gain) on sale of branches, net	—	—	(3,331)
Cash paid upon sale of branches	$—	$—	$33,665

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Meta Financial Group, Inc. (the “Company”), a unitary savings and loan holding company located in Storm Lake, Iowa, and its wholly owned subsidiaries which include MetaBank (the “Bank”), a federally chartered savings bank whose primary federal regulator is the Office of Thrift Supervision, First Services Financial Limited and Brookings Service Corporation, which offer noninsured investment products, and Meta Trust, which offers various trust services.  The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities.  The Trust is not included in the consolidated financial statements of the Company.  All significant intercompany balances and transactions have been eliminated.  The results of discontinued operations have been reported separately in the consolidated financial statements and the previously reported financial statements have been reclassified.

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

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  The total of those reserve balances was $220,000 and $1.1 million at September 30, 2009 and 2008, respectively. The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB, and other private institutions.  At September 30, 2009 the Company had $9,000 and $1.2 million in interest bearing deposits held at the FHLB and FRB, respectively. At September 30, 2009 the Company had no federal funds sold at several private institutions. The Company does not believe these carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

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

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS

The Bank regularly sells residential mortgage loans to others on a non-recourse basis.  Sold loans are not included in the consolidated financial statements.  The Bank generally retains the right to service the sold loans for a fee.  At September 30, 2009 and 2008, the Bank was servicing loans for others with aggregate unpaid principal balances of $26.8 million and $28.7 million, respectively.

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

The Bank adopted ASC 740 (FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes, as of October 1, 2007.  The Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination.  For tax positions not meeting the more likely than not test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

STOCK COMPENSATION

 The Company accounts for stock based compensation in accordance with ASC 718, compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The recording of such compensation expense began on October 1, 2005 for shares not yet vested as of that date and for all new grants subsequent to that date.  Prior years’ results have not been restated.  The exercise price of options or fair value of nonvested shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date.  The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock based incentive awards has been negligible.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods’ consolidated financial statements to present them on a basis comparable within the current period’s consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (“Codification” or “ASC”) is the single source of authoritative literature recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all of the authoritative literature related to a particular topic in one place.  The Codification supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  All guidance contained in the Codification carries an equal level of authority.  The Company has adopted the Codification in the period ending September 30, 2009 and the principal impact on the Company’s consolidated financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, the Codification cross-reference is provided alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In March 2008, the FASB issued ASC 815 (FASB Statement No. 161), Disclosures about Derivative Instruments and Hedging Activities. ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The Company adopted ASC 815 effective January 1, 2009.  The adoption of ASC 815 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 820 (FASB Staff Position FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820 is effective for financial statements issued after June 15, 2009.  The adoption of ASC 820 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320 (FASB Staff Position FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments.  ASC 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.  ASC 320 is effective for financial statements issued after June 15, 2009.  The adoption of ASC 320 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 820 (FASB Staff Position FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments.  ASC 820 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 820 also requires those disclosures in summarized financial information at interim reporting periods.  ASC 820 is effective for financial statements issued after June 15, 2009.  The Company adopted ASC 820 beginning June 30, 2009 with no material impact on the Company’s financial position, results of operation or cash flows.

NOTE 2.  DISCONTINUED BANK OPERATIONS

Sale of MetaBank West Central

On November 29, 2007, the Company entered into an agreement to sell MetaBank WC.  MetaBank WC has three branch offices in Stuart, Casey, and Menlo, Iowa.  MetaBank WC is a state chartered commercial bank whose primary federal regulator is the FRB of Chicago.  On March 28, 2008 the Company consummated the sale of MetaBank WC to Anita Bancorporation (Iowa).  The transaction involved the sale of the stock of MetaBank WC for approximately $8.2 million and generated a pre-tax gain on sale of $2.3 million.  The activity related to Meta Bank WC is accounted for as discontinued operations.

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

Presented below are condensed financial statements for MetaBank WC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - DISCONTINUED OPERATIONS

September 30,	2009	2008
(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$—	$—
Investments and mortgage-backed securities, available for sale	—	—
Loans receivable, net	—	—
Other assets	—	—
Total assets related to discontinued operations	$—	$—

LIABILITIES
Deposits	$—	$—
Other borrowings	—	—
Other liabilities	—	—
Total liabilities related to discontinued operations	$—	$—

CONDENSED STATEMENTS OF OPERATIONS FOR DISCONTINUED OPERATIONS

	September 30, 2009	March 28, 2008	September 30, 2007
	(Dollars in Thousands)

Interest income	$—	$776	$2,221
Interest expense	—	515	1,305
Net interest income	—	261	916
Provision for loan losses	—	(57)	627
Net interest income after provision for loan losses	—	318	289
Non-interest income	—	2,441	216
Non-interest expense	—	374	899
Net income (loss) before income tax expense	—	2,385	(394)
Income tax expense (benefit)	—	1,574	(253)
Net income (loss) from discontinued operations	$—	$811	$(141)

NOTE 3.  EARNINGS PER COMMON SHARE (EPS)

A reconciliation of the income (loss) and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2008, 2007 and 2006 is presented below.

	2009	2008	2007
	(Dollars in Thousands, Except Share and Per Share Data)
Earnings (Loss)
Income (loss) from continuing operations	$(1,463)	$(1,834)	$1,312
Discontinued operations, net of tax	$—	811	(141)
Net income (loss)	$(1,463)	$(1,023)	$1,171

Basic EPS
Weighted average common shares outstanding	2,606,072	2,595,587	2,550,193
Less weighted average nonvested shares	(4,995)	(6,661)	(25,213)
Weighted average common shares outstanding	2,601,077	2,588,926	2,524,980

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.56)	$(0.71)	$0.52
Discontinued operations, net of tax	—	0.31	(0.06)
Net income (loss)	$(0.56)	$(0.40)	$0.46

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,601,077	2,588,926	2,524,980
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	57,204	92,916
Weighted average common and dilutive potential common shares outstanding	2,601,077	2,646,130	2,617,896

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.56)	$(0.69)	$0.50
Discontinued operations, net of tax	—	0.31	(0.05)
Net income (loss)	$(0.56)	$(0.38)	$0.45

Stock options 490,058, 127,907, and 26,682 were not considered in computing diluted earnings per common share for the years ended September 30, 2009, 2008, and 2007, respectively, because they were not dilutive.

NOTE 4.  SECURITIES

Year end securities available for sale were as follows:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2009	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$25,805	$—	$(10,604)	$15,201
Obligations of states and political subdivisions	2,258	107	—	2,365
Mortgage-backed securities	339,706	7,662	(96)	347,272
Total debt securities	$367,769	$7,769	$(10,700)	$364,838

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2008	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$25,795	$25	$(7,646)	$18,174
Obligations of states and political subdivisions	1,534	17	(14)	1,537
Mortgage-backed securities	184,515	478	(870)	184,123
Total debt securities	$211,844	$520	$(8,530)	$203,834

Included in securities available for sale are trust preferred securities as follows:

At September 30, 2009

			Unrealized	S&P	Moody’s
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,980	$3,475	$(1,505)	BB	Baa2
Huntington Capital Trust II SE	4,969	2,048	(2,921)	B	Baa3
Bank Boston Capital Trust IV (2)	4,960	2,903	(2,057)	B	Baa3
Bank America Capital III	4,948	2,902	(2,046)	B	Baa3
PNC Capital Trust	4,948	3,098	(1,850)	BBB	Baa1
Cascade Capital Trust I 144A (3)	500	275	(225)
CNB Invt Tr II Exchangeable Pfd Ser B (3)	500	500	—
Total	$25,805	$15,201	$(10,604)

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2009 and 2008 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2009	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$—	$—	$15,201	$(10,604)	$15,201	$(10,604)
Obligations of states and political subdivisions	—		2,365		2,365	—
Mortgage-backed securities	17,780	(37)	10,782	(59)	28,562	(96)
Total debt securities	$17,780	$(37)	$28,348	$(10,663)	$46,128	$(10,700)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2008	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$425	$(75)	$17,224	$(7,571)	$17,649	$(7,646)
Obligations of states and political subdivisions	419	(14)	—	—	419	(14)
Mortgage-backed securities	115,225	(870)	26	—	115,251	(870)
Total debt securities	$116,069	$(959)	$17,250	$(7,571)	$133,319	$(8,530)

As of September 30, 2009, the investment portfolio included 7 securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2009.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

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

	AMORTIZED	FAIR
September 30, 2009	COST	VALUE
	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	1,572	1,638
Due after five years through ten years	686	727
Due after ten years	25,805	15,201
	28,063	17,566
Mortgage-backed securities	339,706	347,272
Total debt securities	$367,769	$364,838

Activities related to the sale of securities available for sale are summarized below.

	2009	2008	2007
	(Dollars in Thousands)

Proceeds from sales	$32,478	$16,990	$1,098
Gross gains on sales	762	62	496
Gross losses on sales	1	37	—

NOTE 5.  LOANS RECEIVABLE, NET

Year end loans receivable were as follows:

September 30,	2009	2008
	(Dollars in Thousands)

One to four family residential mortgage loans	$48,770	$56,362
Commercial and multi-family real estate loans	232,750	222,651
Agricultural real estate loans	26,755	30,046
Consumer loans	35,999	49,329
Commercial business loans	26,869	44,972
Agricultural business loans	27,889	31,153
Total Loans Receivable	399,032	434,513

Less:
Allowance for loan losses	(6,993)	(5,732)
Undisbursed portion of loans in process	(264)	(693)
Net deferred loan origination fees	(166)	(160)
Total Loans Receivable, Net	$391,609	$427,928

Annual activity in the allowance for loan losses was as follows:

Year ended September 30,	2009	2008	2007
	(Dollars in Thousands)

Beginning balance	$5,732	$4,493	$6,391
Provision for loan losses	18,713	2,715	3,168
Recoveries	632	73	549
Charge offs	(18,084)	(1,549)	(5,615)
Ending balance	$6,993	$5,732	$4,493

Virtually all of the Company’s originated loans are to Iowa- and South Dakota-based individuals and organizations.  The Company’s purchased loans totaled $67.7 million at September 30, 2009, which were secured by properties located, as a percentage of total loans, as follows:  7% in Oregon, 3% in Iowa, 2% in Washington, 1% each in Minnesota, North Dakota, Florida and Missouri, and the remaining 1% in nine other states.

The Company originates and purchases commercial real estate loans.  These loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production.  The Company’s commercial real estate loans include $25.8 million of loans secured by hotel properties and $55.4 million of multi-family properties at September 30, 2009.  The Company’s commercial real estate loans include

$16.3 million of loans secured by hotel properties and $44.2 million of multi-family properties at September 30, 2008.  The remainder of the commercial real estate portfolio is diversified by industry.  The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Impaired loans, which include non-accrual loans, were as follows:

Year ended September 30,	2009	2008
	(Dollars in Thousands)

Year-end impaired loans with no allowance for loan losses allocated	$—	$—
Year-end impaired loans with allowance for loan losses allocated	19,410	15,908
Amount of the allowance allocated to impaired loans	5,057	3,540
Average of impaired loans during the year	18,930	6,512

Interest income and cash interest collected on impaired loans was not material during the years ended September 30, 2009 and 2008.

Non-Accruing loans were $12.6 million and $2.8 million at September 30, 2009 and 2008, respectively.  There were no accruing loans delinquent 90 days or more at September 30, 2009.  Accruing loans delinquent 90 days or more were $4.6 million at September 30, 2008.

NOTE 6.  LOAN SERVICING

Loans serviced for others are not reported as assets.  The unpaid principal balances of these loans at year end were as follows:

	2009	2008
	(Dollars in Thousands)

Mortgage loan portfolios serviced for FNMA	$17,028	$18,669
Other	9,747	10,029
	$26,775	$28,698

NOTE 7.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Year end premises and equipment were as follows:

September 30,	2009	2008
	(Dollars in Thousands)

Land	$2,688	$2,689
Buildings	14,343	14,174
Furniture, fixtures, and equipment	19,415	16,025
	36,446	32,888
Less accumulated depreciation	(14,457)	(10,896)
	$21,989	$21,992

Depreciation expense of premises, furniture, and equipment included in occupancy and equipment expense was approximately $3.6 million, $2.8 million, and $1.8 million for the years ended September 30, 2009, 2008, and 2007, respectively.

NOTE 8.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $100,000 or more were approximately $48.3 million and $26.7 million at September 30, 2009, and 2008, respectively.

At September 30, 2009, the scheduled maturities of time certificates of deposits were as follows for the years ending:

September 30,
(Dollars in Thousands)

2010	$95,159
2011	31,360
2012	7,391
2013	10,518
2014	1,735
Total Certificates	$146,163

NOTE 9.  ADVANCES FROM THE FEDERAL HOME LOAN BANK

At September 30, 2009, the Company’s advances from the FHLB had fixed rates ranging from 3.57% to 7.01% with a weighted average rate of 5.66%.  The scheduled maturities of FHLB advances were as follows for the years ending:

September 30,
(Dollars in Thousands)

2010	$19,000
2011	11,000
2012	—
2013	2,500
2014	—
Thereafter	8,500
Total FHLB Advances	$41,000

The Company had one advance in the amount of $8.7 million, with a weighted average fixed rate of 6.19%, carrying a quarterly call provision, whereby the FHLB can elect to accelerate the maturity of this borrowing.  This advance is shown in the above table at its stated maturity date, which is 2009. The Company also had $33.8 million in overnight federal funds purchased from the FHLB at a rate of 0.35%.

As of September 30, 2008, the Company’s advances from the FHLB totaled $112.0 million and carried a weighted average rate of 3.67%.  The Company also had $20.0 million in overnight federal funds purchased from the FHLB at a rate of 1.66%.

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

At year end 2009, and 2008, the Bank pledged securities with fair values of approximately $157.1 million and $82.1 million, respectively, against specific FHLB advances.  In addition, qualifying mortgage loans of approximately $41.1 million, and $43.3 million were pledged as collateral at September 30, 2009 and 2008, respectively.

NOTE 10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled approximately $6.7 million and $5.3 million at September 30, 2009 and 2008, respectively.

An analysis of securities sold under agreements to repurchase follows:

September 30,	2009	2008
	(Dollars in Thousands)

Highest month-end balance	$24,351	$51,439
Average balance	13,299	9,794
Weighted average interest rate for the year	0.55%	3.00%
Weighted average interest rate at yearend	0.49%	1.23%

The Company pledged securities with fair values of approximately $21.3 million at September 30, 2009, as collateral for securities sold under agreements to repurchase.  There were $18.6 million securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2008.

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

The Company issued all of the 10,000 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely subordinated debt securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75% (4.38% at September 30, 2009 and 7.73% at September 30, 2008), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2007.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture agreement.

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

NOTE 12.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees who have 1,000 hours of employment with the Bank, have worked one year at the Bank and who have attained age 21.  ESOP expense of $388,000, $375,000 and $134,000 was recorded for the years ended September 30, 2009, 2008 and 2007, respectively.  Contributions of $440,000, $376,000 and $132,000 were made to the ESOP during the years ended September 30, 2009, 2008 and 2007, respectively.  During the year ended September 30, 2008 the ESOP made its final principal payment to the Company.  The ESOP had borrowed money from the Company to purchase shares of the Company’s common stock.  Shares purchased by the ESOP were held in suspense for allocation among participants as the loan was repaid.

Contributions to the ESOP and shares released from suspense are allocated among ESOP participants on the basis of compensation in the year of allocation.  Benefits generally become 100% vested after seven years of credited service.  Prior to the completion of seven years of credited service, a participant who terminates employment for reasons other than death or disability receives a reduced benefit based on the ESOP’s vesting schedule.  Forfeitures are reallocated among remaining participating employees in the same proportion as contributions.  Benefits are payable in the form of stock upon termination of employment.  The Company’s contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

For the years ended September 30, 2009, 2008 and 2007, 18,446 shares, 16,562 shares and 5,750 shares with a fair value of $23.86, $17.00 and $39.85 per share, respectively, were released.  Also for the years ended September 30, 2009, 2008 and 2007, allocated shares and total ESOP shares reflect 254 shares, 47,336 shares, and 26,440 shares, respectively, withdrawn from the ESOP by participants who are no longer with the Company or by participants diversifying their holdings and 535 shares, 1,265 shares, and 3,521 shares, respectively, purchased for dividend reinvestment.

Year-end ESOP shares are as follows:

September 30,	2009	2008	2007
	(Dollars in Thousands)

Allocated shares	209,438	191,774	221,283
Unearned shares	—	—	16,562
Total ESOP shares	209,438	191,774	237,845

Fair value of unearned shares	$—	$—	$660

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the years ended September 30, 2008, and 2007 was $358,000, and $311,000, respectively.  There was no contribution expense to the profit sharing plan for the year ended September 30, 2009.

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

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2009, 2008 and 2007.

Year Ended September 30,	2009	2008	2007
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $75, $191 and $191, respectively	$714	$908	$926

As of September 30, 2009, stock-based compensation expense not yet recognized in income totaled $256,000 which is expected to be recognized over a weighted average remaining period of 0.95 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  The following table shows the key valuation assumptions used for options granted during the years ended September 30, 2009, 2008, and 2007, and other information.  Options are issued for 10 year periods with 100% vesting generally occurring either at grant date or over a four year period.

Year Ended September 30,	2009	2008	2007
	(Dollars in Thousands, Except Share and Per Share Data)

Risk-free interest rate	1.50% - 2.82%	3.37% - 4.36%	4.46% - 5.14%

Expected annual standard deviation
Range	46.48% - 68.70%	19.36% - 33.46%	19.52% - 19.72%
Weighted average	51.04%	32.80%	19.62%
Expected life (years)	6	7	7

Expected dividend yield
Range	2.26% - 6.30%	1.34% - 3.25%	1.25% - 1.77%
Weighted average	3.05%	3.18%	1.40%
Weighted average fair value of options granted during period	$7.44	$4.55	$10.29
Intrinsic value of options exercised during period	$181	$98	$1,486

Although authorized under the Company’s 2002 Omnibus Incentive Plan, the Company had not, prior to fiscal year 2006, awarded nonvested (restricted) shares to employees or directors.  The Company did award nonvested (restricted) shares during the fiscal years ended 2009, 2008 and 2007.  Shares vest immediately up to a period of four years.  The following table shows the weighted average fair value of nonvested (restricted) shares awarded and the total fair value of nonvested (restricted) shares which vested during the fiscal years ended 2009, 2008 and 2007.  The fair value is determined based on the fair market value of the Company’s stock on the grant date.

Year Ended September 30,	2009	2008	2007
	(Dollars in Thousands, Except Share and Per Share Data)
Weighted average fair value of nonvested shares granted during period	$16.00	$38.59	$39.84
Total fair value of nonvested shares vested during period	$124	$41	$162

In addition to the Company’s active 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2009; however, previously awarded but unexercised options were outstanding under this plan during the year.

The following tables shows the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2009 and 2008.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2008	514,328	$23.85	7.53	$329
Granted	85,717	20.80
Exercised	(21,624)	14.67
Forfeited or expired	(500)	22.05
Options outstanding, September 30, 2009	577,921	$23.74	7.12	$1,836

Options exercisable end of year	485,799	$23.14	7.07	$1,583

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2007	424,269	$25.81	7.71	$5,971
Granted	121,492	16.69
Exercised	(14,983)	20.74
Forfeited or expired	(16,450)	27.40
Options outstanding, September 30, 2008	514,328	$23.85	7.53	$329

Options exercisable end of year	397,970	$22.21	7.47	$315

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2008	12,500	$32.93
Granted	5,200	16.00
Vested	(6,866)	18.05
Forfeited or expired	(7,500)	38.59
Nonvested shares outstanding, September 30, 2009	3,334	$24.43

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2007	6,666	$24.43
Granted	10,000	38.59
Vested	(1,666)	24.43
Forfeited or expired	(2,500)	38.59
Nonvested shares outstanding, September 30, 2008	12,500	$32.93

NOTE 14.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.

The provision for income taxes from continuing operations consists of:

Years ended September 30,	2009	2008	2007
	(Dollars in Thousands)
Federal:
Current	$299	$(329)	$405
Deferred	(840)	(588)	644
	(541)	(917)	1,049

State:
Current	128	(53)	78
Deferred	(130)	(32)	100
	(2)	(85)	178

Income tax expense (benefit)	$(543)	$(1,002)	$1,227

Total income tax expense (benefit) differs from the statutory federal income tax rate as follows:

Years ended September 30,	2009	2008	2007
	(Dollars in Thousands)

Income tax expense (benefit) at 35% federal tax rate	$(682)	$(993)	$889
Increase (decrease) resulting from:
State income taxes net of federal benefit	(1)	(55)	89
Nontaxable buildup in cash surrender value	(174)	(174)	(153)
Incentive stock option expense	200	203	191
Tax exempt income	(19)	(21)	(5)
Nondeductible expenses	101	69	125
Other, net	32	(31)	91
Total income tax expense (benefit)	$(543)	$(1,002)	$1,227

Year-end deferred tax assets and liabilities included in other assets consist of:

September 30,	2009	2008
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$2,608	$2,134
Stock based compensation	476	390
Net unrealized losses on securities available for sale	1,093	2,988
Other, net	758	340
	4,935	5,852

Deferred tax liabilities:
FHLB stock dividend	(422)	(444)
Premises and equipment	(886)	(789)
Deferred loan fees	(61)	(128)
	(1,369)	(1,361)

Net deferred tax assets	$3,566	$4,491

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987 totaling $6.7 million for the Bank.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2009, and 2008.  If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

The Company adopted the provisions of ASC 740 (FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes, on October 1, 2007.  ASC 740 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements.  Under ASC 740, the Company recognizes the tax benefits from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation.  The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

In addition, the Company is required to establish contingency reserves for material, known tax exposures.  The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review.  While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period

Income tax returns for fiscal years 2006 thru 2008, with few exceptions, remain open to examination by federal and state taxing authorities.  As a result of the implementation of ASC 740, the Company determined that no additional liability for unrecognized tax benefits and associated accrued interest and penalties existed at October 1, 2007.  There have been no changes to this amount during fiscal 2009.

NOTE 15.  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Bank is the Company’s primary subsidiary.  The Bank is subject to various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific quantitative capital guidelines using their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The requirements are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2009, the Bank met all capital adequacy requirements.

The Bank’s actual and required capital amounts and ratios are presented in the following table.

					Minimum Requirement To Be
			Minimum Requirement For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2009

MetaBank
Tangible capital (to tangible assets)	$55,813	6.69%	$12,510	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	55,813	6.69	33,361	4.00	$41,701	5.00%
Tier 1 (core) capital (to risk-weighted assets)	55,813	11.76	18,991	4.00	28,487	6.00
Total risk based capital (to risk weighted assets)	61,748	13.01	37,983	8.00	47,478	10.00

September 30, 2008

MetaBank
Tangible capital (to tangible assets)	$56,175	7.35%	$11,469	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	56,175	7.35	30,583	4.00	$38,229	5.00%
Tier 1 (core) capital (to risk-weighted assets)	56,175	9.88	22,746	4.00	34,119	6.00
Total risk based capital (to risk weighted assets)	61,907	10.89	45,492	8.00	56,865	10.00

Regulations limit the amount of dividends and other capital distributions that may be paid by a financial institution without prior approval of its primary regulator.  The regulatory restriction is based on a three-tiered system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions.  The Bank is currently a Tier 1 institution.  Accordingly, the Bank can make, without prior regulatory approval, distributions during a calendar year up to 100% of their retained net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) as long as they remain well-capitalized, as defined in prompt corrective action regulations, following the proposed distribution.  Accordingly, at September 30, 2009, approximately $2.5 million of the Bank’s retained earnings were potentially available for distribution to the Company.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2009 and 2008, unfunded loan commitments approximated $51.8 million and $57.4 million respectively, excluding undisbursed portions of loans in process.  Unfunded loan commitments at September 30, 2009 and 2008 were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

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

Securities with fair values of approximately $6.0 million and $7.9 million at September 30, 2009 and 2008, respectively, were pledged as collateral for public funds on deposit.  Securities with fair values of approximately $23.4 million and $6.5 million at September 30, 2009 and 2008, respectively, were pledged as collateral for individual, trust and estate deposits.

Under employment agreements with certain executive officers, certain events leading to separation from the Company could result in cash payments totaling approximately $4.3 million as of September 30, 2009.

NOTE 17.  LEASE COMMITMENTS

The Company has leased property under various noncancelable operating lease agreements which expire at various times through 2024, and require annual rentals ranging from $3,000 to $860,000 plus the payment of the property taxes, normal maintenance, and insurance on certain property.

The following table shows the total minimum rental commitment at September 30, 2009, under the leases.

September 30,
(Dollars in Thousands)

2010	$1,590
2011	1,497
2012	1,499
2013	1,238
2014	1,065
Thereafter	3,528
Total Leases Commitments	$10,417

NOTE 18.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Traditional Banking, consists of its banking subsidiary, the Bank.  The Bank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The second reportable segment, MPS, is a division of the Bank.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs, and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of the Company and Meta Trust and inter-segment eliminations.  MetaBank WC is accounted for as discontinued bank operations.  It was previously reported as part of the traditional banking segment, and has been separately classified to show the effect of continuing operations.

Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

	Traditional Banking(1)	Meta Payment Systems®	All Others	Total

Fiscal Year Ended September 30, 2009
Interest income	$35,083	$9,415	$(7,772)	$36,726
Interest expense	15,332	844	(7,269)	8,907
Net interest income (loss)	19,751	8,571	(503)	27,819
Provision for loan losses	10,427	8,286	—	18,713
Non-interest income	2,480	77,396	93	79,969
Non-interest expense	18,800	71,016	1,265	91,081
Income (loss) from continuing operations before tax	(6,996)	6,665	(1,675)	(2,006)
Income tax expense (benefit)	(2,545)	2,567	(565)	(543)
Income (loss) from continuing operations	$(4,451)	$4,098	$(1,110)	$(1,463)

Inter-segment revenue (expense)	$8,466	$(8,466)	$—	$—
Total assets	389,053	441,794	3,930	834,777
Total deposits	231,961	422,090	(304)	653,747

	Traditional Banking (1)	Meta Payment Systems ®	All Others	Total

Fiscal Year Ended September 30, 2008

Interest income	$37,257	$12,572	$(12,411)	$37,418
Interest expense	24,080	1,043	(11,708)	13,415
Net interest income (loss)	13,177	11,529	(703)	24,003
Provision for loan losses	2,715	—	—	2,715
Non-interest income	2,723	34,821	152	37,696
Non-interest expense	19,975	41,387	458	61,820
Income (loss) from continuing operations before tax	(6,790)	4,963	(1,009)	(2,836)
Income tax expense (benefit)	(2,557)	1,707	(152)	(1,002)
Income (loss) from continuing operations	$(4,233)	$3,256	$(857)	$(1,834)

Inter-segment revenue (expense)	$6,124	$(6,124)	$—	$—
Total assets	405,044	303,144	2,048	710,236
Total deposits	216,224	284,809	(1,229)	499,804

Discontinued Operations-Traditional Banking
Net interest income	$261
Provision for loan losses	(57)
Non-interest income	2,441
Non-interest expense	374
Income from discontinued operations before tax	2,385
Income tax expense	1,574
Income from discontinued operations	$811

Inter-segment revenue	$175

	Traditional Banking (1)	Meta Payment Systems ®	All Others	Total

Fiscal Year Ended September 30, 2007

Interest income	$37,922	$10,845	$(10,993)	$37,774
Interest expense	26,955	97	(10,085)	16,967
Net interest income (loss)	$10,967	$10,748	$(908)	$20,807
Provision for loan losses	3,168	—	—	3,168
Non-interest income	5,956	15,576	326	21,858
Non-interest expense	15,476	21,128	354	36,958
Income (loss) from continuing operations before tax	(1,721)	5,196	(936)	2,539
Income tax expense (benefit)	(512)	1,862	(123)	1,227
Income (loss) from continuing operations	$(1,209)	$3,334	$(813)	$1,312

Inter-segment revenue (expense)	$6,119	$(6,119)	$—	$—
Total assets	391,416	254,643	4,251	650,310
Total deposits	280,076	242,902	—	522,978

Discontinued Operations-Traditional Banking
Net interest income	$916
Provision for loan losses	627
Non-interest income	216
Non-interest expense	899
(Loss) from discontinued operations before tax	(394)
Income tax (benefit)	(253)
(Loss) from discontinued operations	$(141)

Inter-segment revenue	$—
Total assets	35,770
Total deposits	24,610

NOTE 19.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2009	2008
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$96	$2,096
Securities available for sale	775	950
Investment in subsidiaries	56,567	53,625
Other assets	1,274	473
Total assets	$58,712	$57,144

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Loan payable to subsidiaries	$250	$500
Subordinated debentures	10,310	10,310
Other liabilities	807	601
Total liabilities	$11,367	$11,411

SHAREHOLDERS’ EQUITY
Common stock	30	30
Additional paid-in capital	23,551	23,058
Retained earnings	31,626	34,442
Accumulated other comprehensive (loss)	(1,838)	(5,022)
Unearned Employee Stock Ownership Plan shares	—	—
Treasury stock, at cost	(6,024)	(6,775)
Total shareholders’ equity	$47,345	$45,733
Total liabilities and shareholders’ equity	$58,712	$57,144

CONDENSED STATEMENTS OF OPERATIONS

Years ended September 30,	2009	2008	2007
	(Dollars in Thousands)
Dividend income from subsidiaries	$—	$—	$1,250
Gain on sale of securities available for sale	—	—	225
Gain on sale of commercial bank subsidiary	—	2,309	—
Other income	115	156	125
Total income	115	2,465	1,600

Interest expense	617	841	1,033
Other expense	1,095	276	146
Total expense	1,712	1,117	1,179

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(1,597)	1,348	421

Income (loss) tax expense (benefit)	(536)	1,415	(87)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	(1,061)	(67)	508

Equity in undistributed net income (loss) of subsidiaries	(402)	(956)	663

Net income (loss)	$(1,463)	$(1,023)	$1,171

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2009	2008	2007
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,463)	$(1,023)	$1,171
Adjustments to reconcile net income to net cash provided by operating activites
Equity in undistributed net income (loss) of subsidiaries	242	2,030	(663)
(Gain) on sale of securities available for sale	—	—	(225)
Change in other assets	(1,047)	1,145	(1,605)
Change in other liabilities	452	(693)	1,764
Other, net	5	575	—
Net cash (used in) provided by operating activities	(1,811)	2,034	442

CASH FLOWS FROM INVESTING ACTIVITES
Investment in subsidiary	—	(2,298)	(100)
Proceeds from the sale of securities available for sale	—	—	727
Repayments on loan receivable from ESOP	—	376	133
Other, net	175	223	—
Net cash provided by (used in) investing activites	175	(1,699)	760

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in loan payable to subsidiaries	(250)	(210)	—
Cash dividends paid	(1,353)	(1,340)	(1,319)
Proceeds from exercise of stock options	15	199	479
Other, net	1,224	901	—
Net cash (used in) financing activities	(364)	(450)	(840)

Net change in cash and cash equivalents	$(2,000)	$(115)	$362

CASH AND CASH EQUIVALENTS
Beginning of year	$2,096	$2,211	$1,849
End of year	$96	$2,096	$2,211

The extent to which the Company may pay cash dividends to shareholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)

Fiscal Year 2009
Interest income	$8,726	$10,534	$8,465	$9,001
Interest expense	2,565	2,289	2,121	1,932
Net interest income	6,161	8,245	6,344	7,069
Provision for loan losses	2,129	10,270	6,277	37
Net income (loss) from continuing operations	673	1,175	(2,582)	(729)
Income (loss) from discontinued operations	0	0	0	0
Net income (loss)	673	1,175	(2,582)	(729)
Earnings (loss) per common and common equivalent share - basic
Income (loss) from continuing operations	$0.26	$0.45	$(0.99)	$(0.28)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	0.26	0.45	(0.99)	(0.28)
Earnings (loss) per common and common equivalent share - diluted
Income (loss) from continuing operations	0.26	0.45	(0.99)	$(0.28)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	0.26	0.45	(0.99)	(0.28)
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2008
Interest income	$8,899	$9,895	$9,171	$9,453
Interest expense	3,625	3,679	3,180	2,931
Net interest income	5,274	6,216	5,991	6,522
Provision for loan losses	(130)	200	125	2,520
Net income (loss) from continuing operations	(790)	1,203	(410)	(1,837)
Income (loss) from discontinued operations	50	761	0	0
Net income (loss)	(740)	1,964	(410)	(1,837)
Earnings (loss) per common and common equivalent share - basic
Income (loss) from continuing operations	$(0.31)	$0.47	$(0.16)	$(0.71)
Income (loss) from discontinued operations	0.02	0.29	—	—
Net income (loss)	(0.29)	0.76	(0.16)	(0.71)
Earnings (loss) per common and common equivalent share - diluted
Income (loss) from continuing operations	(0.31)	0.46	(0.16)	(0.68)
Income (loss) from discontinued operations	0.02	0.29	—	—
Net income (loss)	(0.29)	0.75	(0.16)	(0.68)
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2007
Interest income	$9,783	$9,720	$8,933	$9,338
Interest expense	4,792	4,277	4,058	3,840
Net interest income	4,991	5,443	4,875	5,498
Provision for loan losses	4,063	(225)	(500)	(170)
Net income (loss) from continuing operations	(2,296)	620	2,234	754
Income (loss) from discontinued operations	(408)	115	330	(178)
Net income (loss)	(2,704)	735	2,564	576
Earnings (loss) per common and common equivalent share - basic
Income (loss) from continuing operations	$(0.92)	$0.25	$0.88	$0.29
Income (loss) from discontinued operations	(0.16)	0.04	0.13	(0.07)
Net income (loss)	(1.08)	0.29	1.01	0.22
Earnings (loss) per common and common equivalent share - diluted
Income (loss) from continuing operations	(0.92)	0.24	0.84	0.28
Income (loss) from discontinued operations	(0.16)	0.04	0.12	(0.07)
Net income (loss)	(1.08)	0.28	0.96	0.21
Dividend declared per share	0.13	0.13	0.13	0.13

NOTE 21.  FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, the Company adopted the provisions of ASC 820 (SFAS No. 157), Fair Value Measurements.  ASC 820 defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system and expands disclosures about fair value measurement.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at September 30, 2009.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of September 30, 2009.

	Fair Value at September 30, 2009
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$364,838	$—	$364,838	$—

Federal Home Loan Bank (“FHLB”) Stock.  FHLB stock is recorded at cost which is assumed to represent fair value since the Company is generally able to redeem this stock at par value.

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the lower of cost or fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at September 30, 2009 represents the fair value and related losses that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310 (SFAS No. 114), Accounting for Creditors for Impairment of a Loan.  When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the impaired loan as non-recurring level 2.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of September 30, 2009.

	Fair Value at September 30, 2009
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

FHLB Stock	$7,050	$—	$7,050	$—
Foreclosed Assets, net	2,053	—	2,053	—
Loans	19,242	—	19,242	—
Total	$28,345	$—	$28,345	$—

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2009 and 2008, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Banks’ capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2009 and 2008.  The information presented is subject to change over time based on a variety of factors.

	2009		2008
September 30,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$6,168	$6,168	$2,963	$2,963
Federal funds sold	9	9	5,188	5,188
Securities available for sale	364,838	364,838	203,834	203,834
Loans receivable, net	391,609	396,640	427,928	426,527
FHLB stock	7,050	7,050	8,092	8,092
Accrued interest receivable	4,344	4,344	4,497	4,497

Financial liabilities
Noninterest bearing demand deposits	442,158	442,158	308,852	308,852
Interest bearing demand deposits, savings, and money markets	65,426	65,426	67,461	67,461
Certificates of deposit	146,163	148,673	123,491	124,808
Total deposits	653,747	656,257	499,804	501,121

Advances from FHLB	74,800	76,034	132,025	134,558
FRB TAF Borrowings	25,000	25,000	—	—
Securities sold under agreements to repurchase	6,686	6,686	5,348	5,348
Subordinated debentures	10,310	10,656	10,310	17,834
Accrued interest payable	447	447	578	578

Off-balance-sheet instruments, loan commitments	—	—	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2009 and 2008.

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

LOANS RECEIVABLE, NET

The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of September 30, 2009 and 2008.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

In accordance with ASC 825 (SFAS No. 107), no value has been assigned to the Company’s long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under SFAS No. 107.

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of September 30, 2009 and 2008 for advances with similar terms and remaining maturities.

FRB TAF BORROWINGS

The carrying amount of FRB TAF borrowings is assumed to approximate the fair value.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of September 30, 2009 and 2008 over the contractual maturity of such borrowings.

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

NOTE 22.  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the years ended September 30, 2009 and 2008 are as follows:

	Traditional Banking Goodwill	Meta Payment Systems® Goodwill	Meta Payment Systems® Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2008	$1,508	$425	$273	$2,206

Acquisitions during the period	—	—	434	434

Dispositions during the period	—	(425)	—	(425)

Balance as of September 30, 2009	$1,508	$—	$707	$2,215

	Traditional Banking Goodwill	Meta Payment Systems® Goodwill	Meta Payment Systems® Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2007	$1,508	$—	$—	$1,508

Acquisitions during the period	—	425	273	698

Balance as of September 30, 2008	$1,508	$425	$273	$2,206

Discontinued Operations-Traditional Banking

Balance as of September 30, 2007	$1,895

Dispositions during the period (1)	(1,895)

Balance as of September 30, 2008	$—

(1) MetaBank WC was sold during the quarter ended March 31, 2008.

The Company did not have any amortizable intangible assets recorded at September 30, 2009 and 2008.

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to goodwill and intangible assets during the years ended September 30, 2009 and 2008.

Item 9.                                                           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).           Controls and Procedures

(a)           Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a—15(e) and 15d—15(e) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings.  There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  After conducting the assessment, management determined that, as of September 30, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Item 9B.                 Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in January 2010, a copy of which will be filed not later than 120 days after September 30, 2009 (the “2008 Proxy Statement”).

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from the Company’s 2009 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2010 and from the information set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I, Item 1 “Description of Business” of this Annual Report on Form 10-K.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2009 is presented under the headings “Meetings and Committees”, “Audit Committee Matters” and under “Election of Directors” which contains Ms. Partlow’s biography, in the Company’s 2009 Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on January 25, 2010, and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, a copy of which is available free of charge by contacting Lisa Binder, our Investor Relations Officer, at 800.792.6815 or from our internet website (www.bankmeta.com).

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s 2009 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners

The information required by this item under the sections captioned “Voting Rights; Vote Required”, “Voting of Proxies; Revocability of Proxies: Proxy Solicitation Costs” and Stock Ownership” of the 2009 Proxy Statement is incorporated herein by reference.

(b)           Security Ownership of Management

The information required by this item under the section captioned “Stock Ownership” of the 2009 Proxy Statement is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a))

Equity compensation plans approved by shareholders	577,921	$23.74	592,722

Equity Compensation plans not approved by shareholders	0	$0.00	0

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and transactions is incorporated herein by reference from the Company’s 2009 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2010.

Item 14. Principal Accountant Fees and Services

Information concerning the fees for professional services rendered by the Company’s principal accountant is incorporated herein by reference from the discussion under the heading “Independent Public Accountants” in the Company’s 2009 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2010.

Information concerning the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Independent Public Accountants” of the Company’s 2009 Proxy Statement for the Annual Meeting of Shareholders to be held in January 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as part of this report:

(a)                                  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.                                       Report of Independent Registered Public Accounting Firm.

2.                                       Consolidated Statements of Financial Condition as of September 30, 2009 and 2008.

3.                                       Consolidated Statements of Operations for the Years Ended September 30, 2009, 2008, and 2007.

4.                                       Consolidated Statements of Comprehensive Income (Loss) for the Years ended September 30, 2009, 2008, and 2007.

5.                                       Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2009, 2008, and 2007.

6.                                       Consolidated Statements of Cash Flows for the Years Ended September 30, 2009, 2008, and 2007.

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

META FINANCIAL GROUP, INC.

Date: December 10, 2009	By:	/s/ J. Tyler Haahr
J. Tyler Haahr
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date: December 10, 2009
J. Tyler Haahr, President
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James S. Haahr	Date: December 10, 2009
James S. Haahr, Chairman of the Board

By:	/s/ E. Wayne Cooley	Date: December 10, 2009
E. Wayne Cooley, Director

By:	/s/ E. Thurman Gaskill	Date: December 10, 2009
E. Thurman Gaskill, Director

By:	/s/ Brad Hanson	Date: December 10, 2009
Bradley C. Hanson, Director

By:	/s/ Frederick V. Moore	Date: December 10, 2009
Frederick V. Moore, Director

By:	/s/ Rodney G. Muilenburg	Date: December 10, 2009
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date: December 10, 2009
Jeanne Partlow, Director

By:	/s/ David W. Leedom	Date: December 10, 2009
David W. Leedom, Senior Vice
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)

Registrant’s Articles of Incorporation as currently in effect, filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654), is incorporated herein by reference.

3(ii)

Registrant’s Bylaws, as amended and restated, filed as Exhibit 3(ii) to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

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

10.4

Employment agreement between MetaBank and J. Tyler Haahr, originally filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1997 (Commission File No. 0-22140), is incorporated herein by reference.  First amendment to such agreement, filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

10.5

Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to Registrant’s Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-22140).  First amendment to such agreement, filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

10.6

Employment agreement between MetaBank and James S. Haahr, originally filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654).  First amendment to such agreement, filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 33-64654), is incorporated herein by reference.

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

1

10.10

Employment agreement between MetaBank and Bradley C. Hanson, originally filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 0-22140).  First amendment to such agreement, filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

10.11

Employment agreement between MetaBank and Troy Moore III, originally filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 0-22140).  First amendment to such agreement, filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

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

10.18

Employment agreement between MetaBank and David W. Leedom, dated October 27, 2008 filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 Commission File No. 0-22140), is incorporated herein by reference.

10.19

Amended and Restated Contract for Deferred Compensation between MetaBank and James S. Haahr, dated September 27, 2005 and the first amendment thereto filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

11

Statement re: computation of per share earnings (See Note 3 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

21	Subsidiaries of the Registrant are filed herewith.

23.1	Consent of KPMG, LLP is filed herewith.

23.2	Consent of McGladrey & Pullen, LLP is filed herewith.

2

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

3