Form 10-Q
period 2009-12-31
META FINANCIAL GROUP INC
filed 2010-02-09
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES  ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 5, 2010:
Common Stock, $.01 par value	3,065,895 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2009	September 30, 2009

ASSETS
Cash and cash equivalents	$82,907	$6,168
Federal funds sold	—	9
Investment securities available for sale	18,607	17,566
Mortgage-backed securities available for sale	320,769	347,272
Loans receivable - net of allowance for loan losses of $12,182 at December 31, 2009 and $6,993 at September 30, 2009	419,911	391,609
Federal Home Loan Bank Stock, at cost	4,602	7,050
Accrued interest receivable	4,025	4,344
Bond insurance receivable	4,118	4,118
Premises, furniture, and equipment, net	21,722	21,989
Bank-owned life insurance	13,400	13,270
Foreclosed real estate and repossessed assets	1,285	2,053
Goodwill and intangible assets	2,499	2,215
MPS accounts receivable	6,024	5,381
Other assets	16,276	11,733

Total assets	$916,145	$834,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$612,448	$442,158
Interest-bearing checking	18,668	15,602
Savings deposits	10,152	10,001
Money market deposits	34,613	39,823
Time certificates of deposit	134,624	146,163
Total deposits	810,505	653,747
Advances from Federal Home Loan Bank	23,300	74,800
Other borrowings from Federal Reserve Bank	—	25,000
Securities sold under agreements to repurchase	10,412	6,686
Subordinated debentures	10,310	10,310
Accrued interest payable	386	447
Contingent liability	4,218	4,268
Accrued expenses and other liabilities	10,459	12,174
Total liabilities	869,590	787,432

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 2,957,999 shares issued, 2,643,727 and 2,634,215 shares outstanding at December 31, 2009 and September 30, 2009, respectively	30	30
Additional paid-in capital	23,552	23,551
Retained earnings - substantially restricted	32,475	31,626
Accumulated other comprehensive (loss)	(3,702)	(1,838)
Treasury stock, 314,272 and 323,784 common shares, at cost, at December 31, 2009 and September 30, 2009, respectively	(5,800)	(6,024)
Total shareholders’ equity	46,555	47,345

Total liabilities and shareholders’ equity	$916,145	$834,777

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	December 31,
	2009	2008

Interest and dividend income:
Loans receivable, including fees	$6,725	$6,372
Mortgage-backed securities	2,155	2,008
Other investments	184	347
	9,064	8,727
Interest expense:
Deposits	1,088	1,544
FHLB advances and other borrowings	657	1,022
	1,745	2,566

Net interest income	7,319	6,161

Provision for loan losses	4,691	2,129

Net interest income after provision for loan losses	2,628	4,032

Non-interest income:
Card fees	19,544	15,098
Gain on sale of securities available for sale, net	1,854	—
Deposit fees	204	201
Bank-owned life insurance income	130	127
Loan fees	113	99
Other income	193	10
Total non-interest income	22,038	15,535

Non-interest expense:
Compensation and benefits	8,671	7,439
Card processing expense	8,352	5,250
Occupancy and equipment expense	2,075	1,804
Legal and consulting expense	991	1,120
Marketing	355	338
Data processing expense	192	456
Other expense	2,167	2,145
Total non-interest expense	22,803	18,552

Income before income tax expense	1,863	1,015

Income tax expense	671	342

Net income	$1,192	$673

Earnings per common share:
Basic	$0.45	$0.26
Diluted	$0.45	$0.26

Dividends declared per common share:	$0.13	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	December 31,
	2009	2008

Net income	$1,192	$673

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	(4,827)	1,047
Gains realized in net income	1,854	—
	(2,973)	1,047
Deferred income tax effect	(1,109)	391
Total other comprehensive income (loss)	(1,864)	656
Total comprehensive income (loss)	$(672)	$1,329

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended December 31, 2009 and 2008

(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2008	$30	$23,058	$34,442	$(5,022)	$—	$(6,775)	$45,733

Cash dividends declared on common stock ($.13 per share)	—	—	(336)	—	—	—	(336)

Stock compensation	—	190	—	—	—	—	190

Change in net unrealized losses on securities available for sale	—	—	—	656	—	—	656

Net income for three months ended December 31, 2008	—	—	673	—	—	—	673

Balance, December 31, 2008	$30	$23,248	$34,779	$(4,366)	$—	$(6,775)	$46,916

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$—	$(6,024)	$47,345

Cash dividends declared on common stock ($.13 per share)	—	—	(343)	—	—	—	(343)

Issuance of 9,512 common shares from treasury stock due to issuance of restricted stock	—	(128)	—	—	—	224	96

Stock compensation	—	129	—	—	—	—	129

Change in net unrealized losses on securities available for sale	—	—	—	(1,864)	—	—	(1,864)

Net income for three months ended December 31, 2009	—	—	1,192	—	—	—	1,192

Balance, December 31, 2009	$30	$23,552	$32,475	$(3,702)	$—	$(5,800)	$46,555

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income	$1,192	$673
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	3,135	890
Provision for loan losses	4,691	2,129
Loss on sale of other	22	18
(Gain) on sale of available for sale securities, net	(1,854)	—
Net change in accrued interest receivable	319	712
Net change in other assets	(5,600)	38,707
Net change in accrued interest payable	(61)	122
Net change in accrued expenses and other liabilities	(1,765)	(1,609)
Net cash provided by operating activities	79	41,642

Cash flow from investing activities:
Purchase of securities available for sale	(73,374)	(15,132)
Net change in federal funds sold	9	4,961
Proceeds from sales of securities available for sale	38,401	—
Proceeds from maturities and principal repayments of securities available for sale	57,138	8,012
Loans purchased	(392)	(7,043)
Net change in loans receivable	(32,584)	(11,051)
Proceeds from sales of foreclosed real estate	769	—
Net change in Federal Home Loan Bank stock	2,448	4,322
Proceeds from the sale of premises and equipment	—	1
Purchase of premises and equipment	(730)	(1,122)
Other, net	1,109	(391)
Net cash used in investing activities	(7,206)	(17,443)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	168,297	129,478
Net change in time deposits	(11,539)	36,140
Net change in advances from Federal Home Loan Bank	(76,500)	(80,025)
Net change in securities sold under agreements to repurchase	3,726	16,580
Cash dividends paid	(343)	(336)
Stock compensation	1	190
Proceeds from exercise of stock options	224	—
Net cash provided by financing activities	83,866	102,027

Net change in cash and cash equivalents	76,739	126,226

Cash and cash equivalents at beginning of period	6,168	2,963
Cash and cash equivalents at end of period	$82,907	$129,189

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,805	$2,444
Income taxes	—	40

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$565

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2009 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 10, 2009.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended December 31, 2009, are not necessarily indicative of the results expected for the year ending September 30, 2010.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

At December 31, 2009 the Company’s allowance for loan losses was $12.2 million, an increase of $5.2 million from $7.0 million at September 30, 2009.  During the three months ended December 31, 2009 the Company recorded a provision for loan losses of $4.7 million of which $3.6 million related to the Company’s Meta Payment Systems® (“MPS”) division, primarily from a pre-tax season line of credit offered under an agreement with a nationally known tax preparation firm, beginning in November 2009.  This level of anticipated losses is well within the financial model for this program.  In addition to the Company’s loss provision, the contractual arrangement with this firm provides for substantial, but not full, reimbursement of credit losses.  Further discussion of this change in the allowance is included in “Financial Condition - Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

NOTE 3.  EARNINGS PER COMMON SHARE (“EPS”)

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

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three months ended December 31, 2009 and 2008 is presented below.

Three Months Ended December 31, (Dollars in Thousands, Except Share and Per Share Data)	2009	2008

Earnings
Net Income	$1,192	$673

Basic EPS
Weighted average common shares outstanding	2,637,091	2,602,655
Less weighted average unallocated ESOP and nonvested shares	(3,334)	(5,000)
Weighted average common shares outstanding	2,633,757	2,597,655

Earnings Per Common Share
Basic	$0.45	$0.26

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,633,757	2,597,655
Add dilutive effect of assumed exercises of stock options, net of tax benefits	40,447	—
Weighted average common and dilutive potential common shares outstanding	2,674,204	2,597,655

Earnings Per Common Share
Diluted	$0.45	$0.26

Stock options totaling 313,727 and 424,340 were not considered in computing diluted EPS for the three months ended December 31, 2009 and December 31, 2008, respectively, because they were not dilutive.  The calculation of the diluted EPS for the three months ended December 31, 2008 does not reflect the assumed exercise of 40,014 stock options because the effect would have been anti-dilutive for the period.

NOTE 4.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2009 and September 30, 2009 are presented below.

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
December 31, 2009	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$25,808	$—	$(9,549)	$16,259
Obligations of states and political subdivisions	2,256	92	—	2,348
Mortgage-backed securities	317,216	3,917	(364)	320,769
Total debt securities	$345,280	$4,009	$(9,913)	$339,376

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
September 30, 2009	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$25,805	$—	$(10,604)	$15,201
Obligations of states and political subdivisions	2,258	107	—	2,365
Mortgage-backed securities	339,706	7,662	(96)	347,272
Total debt securities	$367,769	$7,769	$10,700	$364,838

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2009 and September 30, 2009 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$—	$—	$16,484	$(9,549)	$16,484	$(9,549)
Mortgage-backed securities	76,288	(364)	—	—	76,288	(364)
Total debt securities	$76,288	$(364)	$16,484	$(9,549)	$92,772	$(9,913)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$—	$—	$15,201	$(10,604)	$15,201	$(10,604)
Mortgage-backed securities	17,780	(37)	10,782	(59)	28,562	(96)
Total debt securities	$17,780	$(37)	$28,348	$(10,663)	$46,128	$(10,700)

NOTE 5.  COMMITMENTS AND CONTINGENCIES

At December 31, 2009 and September 30, 2009, the Company had outstanding commitments to originate and purchase loans totaling $37.1 million and $51.8 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At December 31, 2009, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

Lawsuits against MetaBank involving the sale of purported MetaBank certificates of deposit continue to be addressed.  Specifically, these cases involve the sale of fraudulent certificates of deposit using MetaBank’s name and standard form of certificate of deposit.  Such certificate of deposits were apparently sold by a former MetaBank employee to various financial institutions through an independent broker.  Since its filing of Form 10-K  for the year ended September 30, 2009, the matter of Methodist Hospitals of Dallas v. MetaBank and Meta Financial Group, Inc., filed in the 95th Judicial District Court of Dallas County, TX, Cause No. 08-06994, has been settled for a payment (see below) and the Company anticipates the suit will be dismissed shortly.  In all, nine cases have been filed, and of those nine, two have been dismissed, and three have been settled for payments that the Company deemed reasonable under the circumstances, including the costs of litigation.  The Company is vigorously defending the four remaining actions.  Two of the cases are class action cases although to date no class has been certified.  The remaining two cases share similar fact patterns as each Plaintiff seeks recovery of $99,000 and other specified damages, in connection with a fraudulent CD.

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

In addition, since the filing of the Company’s Form 10-K for the year ended September 30, 2009, the matter of Parallel Communications, Inc et al v. MetaBank et al., filed in the United States District Court for the Southern District of South Dakota, Docket Number 09-4031, has been settled and the suit will be dismissed shortly.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary routine litigation to their respective businesses.

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

A summary of option activity for the three months ended December 31, 2009 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2009	577,921	$23.74	7.12	$1,836
Granted	—	—
Exercised	(5,912)	16.00
Forfeited or expired	(7,687)	29.25
Options outstanding, December 31, 2009	564,322	$23.74	6.88	$1,165

Options exercisable, December 31, 2009	481,930	$23.02	6.84	$1,037

A summary of nonvested share activity for the three months ended December 31, 2009 is presented below:

	Number of	Weighted Average
	Shares	Fair Value at Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2009	3,334	$24.43
Granted	3,600	23.01
Vested	(3,600)	23.01
Forfeited or expired	—	—
Nonvested shares outstanding, December 31, 2009	3,334	$24.43

As of December 31, 2009, stock based compensation expense not yet recognized in income totaled $205,000 which is expected to be recognized over a weighted average remaining period of 0.89 years.

NOTE 7.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Traditional Banking, consists of its banking subsidiary, MetaBank (the “Bank”).  The Bank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  MPS, the second reportable segment, provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company® and inter-segment eliminations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three months ended December 31, 2009 and 2008, respectively.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2009
Interest income	$5,664	$3,380	$20	$9,064
Interest expense	1,536	80	129	1,745
Net interest income (loss)	4,128	3,300	(109)	7,319
Provision for loan losses	1,100	3,591	—	4,691
Non-interest income	2,492	19,522	24	22,038
Non-interest expense	4,781	17,856	166	22,803
Income (loss) before tax	739	1,375	(251)	1,863
Income tax expense (benefit)	284	474	(87)	671
Net income (loss)	$455	$901	$(164)	$1,192

Inter-segment revenue (expense)	$2,375	$(2,375)	$—	$—
Total assets	305,879	609,170	1,096	916,145
Total deposits	219,537	592,012	(1,044)	810,505

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2008
Interest income	$5,576	$2,827	$324	$8,727
Interest expense	2,023	359	184	2,566
Net interest income (loss)	3,553	2,468	140	6,161
Provision for loan losses	850	1,279	—	2,129
Non-interest income	683	15,124	(272)	15,535
Non-interest expense	4,868	13,411	273	18,552
Income (loss) before tax	(1,482)	2,902	(405)	1,015
Income tax expense (benefit)	(529)	1,030	(159)	342
Net income (loss)	$(953)	$1,872	$(246)	$673

Inter-segment revenue (expense)	$1,873	$(1,873)	$—	$—
Total assets	360,378	496,576	1,319	858,273
Total deposits	245,263	467,070	(743)	711,590

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued ASC 810, Accounting for Transfers of Financial Assets.  This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities.  ASC 810 also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  ASC 810 is effective for financial statements issued after November 15, 2009.  The adoption of ASC 810 did not have a significant effect on the Company’s consolidated financial statements.

On June 12 2009, the FASB issued ASC 810-10, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.  ASC 810-10 updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  ASC 810-10 is effective for financial statements issued after November 15, 2009.  The adoption of ASC 810 did not have a significant effect on the Company’s consolidated financial statements.

NOTE 9.  FAIR VALUE MEASUREMENTS

Effective October 1, 2008, the Company adopted the provisions of ASC 820, Fair Value Measurements.  ASC820 defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system and expands disclosures about fair value measurement.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at December 31, 2009.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of December 31, 2009.

	Fair Value at December 31, 2009
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$339,376	$—	$339,376	$—

Included in securities available for sale are trust preferred securities as follows:

At December 31, 2009

			Unrealized	S&P	Moody
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,980	$3,485	$(1,495)	BB	Baa2
Huntington Capital Trust II SE	4,969	2,061	(2,908)	B	Baa3
Bank Boston Capital Trust IV (2)	4,961	3,353	(1,608)	BB	Baa3
Bank America Capital III	4,948	3,475	(1,473)	BB	Baa3
PNC Capital Trust	4,949	3,110	(1,839)	BBB	Baa1
Cascade Capital Trust I 144A (3)	500	275	(225)
CNB Invt Tr II Exchangeable Pfd Ser B (3)	500	500	—
Total	$25,807	$16,259	$(9,548)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

(2) Bank Boston was acquired by Bank of America.

(3) Securities not rated.

The Company’s management reviews the status and potential impairment of the trust preferred securities on a monthly basis.  In its review, management discusses duration of unrealized losses and reviews credit rating changes.  Other factors, but not necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the condition of the banks listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

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

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Accounting for Creditors for Impairment of a Loan.  When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the impaired loan as non-recurring level 2.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of December 31, 2009.

	Fair Value at December 31, 2009
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

FHLB Stock	$4,602	$—	$4,602	$—
Foreclosed Assets, net	1,285	—	1,285	—
Loans	14,548	—	14,548	—
Total	$20,435	$—	$20,435	$—

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2009 and September 30, 2009, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Banks’ capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2009 and September 30, 2009.  The information presented is subject to change over time based on a variety of factors.

	December 31, 2009		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$82,907	$82,907	$6,168	$6,168
Federal funds sold	—	—	9	9
Securities available for sale	339,376	339,376	364,838	364,838
Loans receivable, net	419,911	424,354	391,609	396,640
FHLB stock	4,602	4,602	7,050	7,050
Accrued interest receivable	4,025	4,025	4,344	4,344

Financial liabilities
Noninterest bearing demand deposits	612,448	612,448	442,158	442,158
Interest bearing demand deposits, savings, and money markets	63,433	63,433	65,426	65,426
Certificates of deposit	134,624	136,803	146,163	148,673
Total deposits	810,505	812,684	653,747	656,257

Advances from FHLB	23,300	26,098	74,800	76,034
FRB TAF Borrowings	—	—	25,000	25,000
Securities sold under agreements to repurchase	10,412	10,412	6,686	6,686
Subordinated debentures	10,310	10,012	10,310	10,656
Accrued interest payable	386	386	447	447

Off-balance-sheet instruments, loan commitments	—	—	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2009 and September 30, 2009.

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

LOANS RECEIVABLE, NET

The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of December

31, 2009 and September 30, 2009.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

In accordance with ASC 825, no value has been assigned to the Company’s long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under ASC 825.

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of December 31, 2009 and September 30, 2009 for advances with similar terms and remaining maturities.

FEDERAL RESERVE BANK (“FRB”) TERM AUCTION FACILITY (“TAF”) BORROWINGS

The carrying amount of FRB TAF borrowings is assumed to approximate the fair value due to short-term maturities of 30 days or less.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of December 31, 2009 and September 30, 2009 over the contractual maturity of such borrowings.

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

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the three months ended December 31, 2009 and 2008 are as follows:

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Goodwill	Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2009	$1,508	$—	$707	$2,215

Acquisitions during the period	—	—	284	284

Balance as of December 31, 2009	$1,508	$—	$991	$2,499

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Goodwill	Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2008	$1,508	$425	$273	$2,206

Acquisitions during the period	—	—	119	119

Balance as of December 31, 2008	$1,508	$425	$392	$2,325

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to goodwill during the three months ended December 31, 2009 and 2008.

NOTE 11. SUBSEQUENT EVENTS

Common Stock Issuance — Cash America International, Inc.

As disclosed in the Company’s Current Report on Form 8-K filing on January 26, 2010, the Company sold 265,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), to Cash America International, Inc., a Texas corporation (“Cash America”).  The sale closed on January 26, 2010, and at the conclusion of the sale Cash America held approximately 9.1% (8.6% after the sale to NetSpend Holdings, Inc. on January 29, 2010, referred to below) of the issued and outstanding Common Stock of the Company.  No board seats or management rights were provided to Cash America in connection with its investment in the Company.  Cash America paid $21.33 per share of Common Stock, for an aggregate purchase price of $5.7 million.  The Company paid no fees or commissions in connection with the issuance of the Common Stock to Cash America.  The bulk of these proceeds will be used to support growth in MPS.

The sale of the Common Stock was undertaken by the Company without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the 1933 Act.  Cash America is an “accredited investor” within the meaning of Regulation D.

Common Stock Issuance — NetSpend Holdings, Inc.

As disclosed in the Company’s Current Report on Form 8-K filing on February 2, 2010, the Company sold 150,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), to NetSpend Holdings, Inc., a Delaware corporation (“NetSpend”).  The sale closed on January 29, 2010, and at the conclusion of the sale NetSpend held approximately 4.9% of the issued and outstanding Common Stock of the Company.  No board seats or management rights were provided to NetSpend in connection with its investment in the Company.  NetSpend paid $21.40 per share of Common Stock, for an aggregate purchase price of $3.2 million.  The Company paid no fees or commissions in connection with the issuance of the Common Stock to NetSpend.  The bulk of these proceeds will be used to support growth in MPS.

The sale of the Common Stock was undertaken by the registrant without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the 1933 Act.  NetSpend is an “accredited investor” within the meaning of Regulation D.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the significant portion of the Company’s revenues that are derived from income tax-related programs, the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

GENERAL

The Company, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a federal savings bank.  The Company also owns all the issued and outstanding shares of Meta Trust.  Unless the context otherwise requires, references herein to the Company include Meta Financial and the Bank, and all subsidiaries of Meta Financial, direct or indirect, on a consolidated basis.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2009, compared to September 30, 2009, and the consolidated results of operations for the three months ended December 31, 2009 and 2008. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2009.

CORPORATE DEVELOPMENTS AND OVERVIEW

As disclosed in Note 11 to the Notes to Condensed Consolidated Financial Statements, the Company recently completed two common stock private placements that raised $8.9 million of capital.  In addition, in January 2010, a reorganization of the MPS division was completed that resulted in a reduction of 47 staff positions, or about 10% of all employees of the Company.  These combined actions were taken to position the Company to pursue its core business-to-business servicing strategy, which has several existing and near-term significant growth opportunities.  At the same time several product development initiatives, that do not fall into this category, have been discontinued.  Uncertainty surrounding an adequate return on this investment led management to conclude that the reduction-in-force was necessary.  No material revenue sources are being reduced by these decisions.  Further, the Company anticipates that severance and related costs as a result of the staff reduction will approximately equate to related savings to the Company for the quarter ending March 31, 2010, and that thereafter the staff reduction will prove accretive to earnings.  The Company also has an important relationship with a nationally known tax preparation firm.  See Part II, Item 1A, “Risk Factors” for an amended and restated risk factor relating to this relationship.

The Company recorded net income of $1.2 million for the 2010 fiscal first quarter which was primarily due to increased MPS fee revenue of $4.4 million and a $1.9 million gain on sale of securities available for sale offset by an increased provision for loan losses in the amount of $2.6 million and an increase to non-interest expense in the amount of $4.3 million.

MPS continued to demonstrate significant growth on a year-over-year basis.  Fiscal first quarter 2010 MPS-related fee income grew by $4.4 million, or 29%.  The division’s tax and credit business lines were major contributors to the increase in revenue in the fiscal first quarter with income tax-related revenue accounting for about half of the increase.

The traditional bank segment is continuing to build its customer base in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Bank focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developers in these communities.  The Bank currently operates 12 retail banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and a non-retail service branch in Memphis, Tennessee.  The traditional bank rolled out new checking products early in the quarter.  Retail bank checking balances grew from $36.3 million to $40.4 million during the quarter.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

FINANCIAL CONDITION

As of December 31, 2009, the Company’s assets grew by $81.3 million, or 9.7%, to $916.1 million compared to $834.8 million at September 30, 2009.  The increase in assets was reflected primarily in increases in the Company’s cash and cash equivalents and to a lesser extent in the Company’s net loans receivable, offset in part by decreases in mortgage-backed securities available for sale.

Total cash and cash equivalents and federal funds sold were $82.9 million at December 31, 2009, an increase of $76.7 million from $6.2 million at September 30, 2009.  The increase primarily was the result of the Company’s additional liquidity due to an increase in deposits, primarily due to deposits generated by MPS.  In general, the

Company maintains its cash investments in interest-bearing overnight deposits with the FHLB and FRB.  Federal funds sold deposits may be maintained at the FHLB or various commercial banks, including, but not limited to the following:  CitiBank, JP Morgan Chase, M&I Bank, BNP Paribas, and Bank of America.  At December 31, 2009, the Company had no federal funds sold.

The total of mortgage-backed securities and investment securities available for sale decreased $25.5 million, or 7.0%, to $339.4 million at December 31, 2009, as investment maturities, sales, and principal paydowns exceeded related purchases.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  Approximately 16% of the mortgage-backed securities have balloons which further limit maturity extension risk.  During the three month period ended December 31, 2009, the Company purchased $73.4 million of mortgage-backed securities with average lives of five years or less and stated finals of 30 years or less.

The Company’s portfolio of net loans receivable increased $28.3 million, or 7.2%, to $419.9 million at December 31, 2009.  This increase primarily relates to an increase of $48.7 million in MPS consumer loans partially offset by an increase in the allowance for loan losses of $5.2 million and decreases in commercial operating and real estate loans of $5.2 million and $4.2 million, respectively.

FHLB stock, at cost, decreased $2.4 million primarily due to FHLB repurchasing excess activity stock.

Foreclosed real estate and repossessed assets decreased to $1.3 million as compared to $2.1 million at September 30, 2009 due to the Company’s write-down and sale of foreclosed real estate and repossessed assets.  See “Financial Condition - Non-performing Assets and Allowance for Loan Losses” below for further discussion.

Other assets increased by $4.6 million, or 39.3%, to $16.3 million at December 31, 2009.  This increase primarily relates to a one-time prepayment of $3.9 million in the Company’s prepaid FDIC Assessment.

Total deposits increased $156.8 million, or 24.0%, to $810.5 million at December 31, 2009.  The Company continues to grow its low- and no-cost deposit portfolio.  Total MPS deposits were up $169.9 million, or 40.3%, at December 31, 2009, as compared to September 30, 2009.  This increase results from growth in prepaid card programs and seasonal activity.  Offsetting the above increases was a $11.5 million decrease in certificates of deposits primarily related to a decrease in public funds.

Total borrowings decreased $72.8 million, or 62.3%, from $116.8 million at September 30, 2009 to $44.0 million at December 31, 2009 and is primarily due to the growth of deposits.

At December 31, 2009, the Company’s shareholders’ equity totaled $46.6 million, down $0.7 million from $47.3 million at September 30, 2009.  The decrease was related to an unfavorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio and the payment of dividends on the Company’s common stock offset by 2010 fiscal first quarter net income (see “Results of Operations” below). At December 31, 2009, the Bank continues to exceed all regulatory requirements for classification as well-capitalized institution.  See Note 11 to the Notes to Condensed Consolidated Financial Statements and “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at December 31, 2009 adequately reflects potential risks related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	December 31, 2009	September 30, 2009
	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family	$296	$266
Commercial & Multi Family	12,755	11,512
Agricultural Real Estate	—	—
Consumer	9	—
Agricultural Operating	—	—
Commercial Business	807	871
Total	13,867	12,649

Accruing Loans Delinquent 90 Days or More	—	—
Total	—	—

Restructured Loans:
Agricultural Operating	—	—
Total	—	—

Foreclosed Assets:
1-4 Family	—	—
Commercial & Multi Family	569	957
Consumer	—	—
Commercial Business	716	1,096
Total	1,285	2,053

Total Non-Performing Assets	$15,152	$14,702
Total as a Percentage of Total Assets	1.65%	1.76%

The 2010 first quarter increase in non-performing loans primarily relates to one commercial borrower.

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision (the “OTS”) to be of lessor quality as “substandard”, “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific reserve is not warranted.  When assets are classified as either substandard or doubtful, the Bank may establish general or specific allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” the Bank is required either to establish a specific allowance for loan losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, who may overrule the Bank’s classifications and require the establishment of additional general or specific loss allowances.  The discovery of additional information in the future may also affect both the level of classification and the amount of loss allowances.

In connection with the Bank’s most recent examination by the OTS, the Bank was informed that four of its trust preferred securities should be classified as “substandard” assets as of March 31, 2009.  The four securities are: Huntington Capital Trust II SE, Bank Boston Capital Trust IV, Bank America Capital III, and Key Corp. Capital I.  The criterion for the determination was the OTS’ policy that the assignment of a sub-investment grade rating by one nationally recognized rating agency, notwithstanding the fact that other nationally recognized rating agencies have assigned an investment grade rating to the securities in question, mandates the categorization of the asset as substandard.  Despite the classification, the actual performance of the four securities continues to be satisfactory; interest payments are being made on a timely basis and there have been no requests for payment deferrals.

On the basis of management’s review of its loans and other assets, at December 31, 2009, the Company had classified a total of $25.1 million of its assets as substandard, $10.7 million as doubtful and none as loss.  This compares to classifications at September 30, 2009 of $30.8 million as substandard, $10.4 million as doubtful and none as loss.  As of December 31, 2009, $19.9 million out of a total of $25.1 million of substandard assets is attributable to the trust preferred securities identified above.  See Note 9 to the Notes to Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management reiterates and restates its concern that developments in the sub-prime mortgage market may have a direct effect on residential real estate prices and an indirect effect on the economy in general.  In addition, the economic slowdown is straining the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past five years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management concludes that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets continue to be mostly positive.  Reasonable commodity prices as well as higher yields have created strong economic conditions for most farmers.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the slowdown in economic growth during this fiscal year may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, and is an area to be closely monitored by management in view of its stated concerns.  The Company’s MPS division, in connection with its relationship to a nationally known tax preparation firm (“tax firm”), issued pre-tax season loans to some of the tax firm’s customers during the first quarter.  These loans are repaid when the customer returns to the tax firm to file their tax return.  The Company engaged in this program in the prior year as well, but recognizes that losses could occur if customers do not return to the tax firm to the extent that the Company expects or as they have in the past.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2009 reflects an adequate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

At December 31, 2009, the Company has established an allowance for loan losses totaling $12.2 million, or 87.9% of non-performing loans, compared to $7.0 million, or 55.3% of non-performing loans at September 30, 2009.  Excluding the $3.7 million allowance related to MPS and its seasonal tax-related loans, the ratio of allowance to non-performing loans would have been 61.3% at December 31, 2009.  The increase in the coverage ratio is due to management taking a more conservative approach to valuing our assets and related collateral to reflect the recent and ongoing decline in values.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three months ended December 31, 2009 and 2008.

	Three Months Ended
	December 31,
(Dollars in Thousands)	2009	2008

Beginning balance	$6,993	$5,732
Provision for loan losses	4,691	2,129
Charge-offs	(133)	(121)
Recoveries	631	1
Ending balance	$12,182	$7,741

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with GAAP.  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that: (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2009 and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance as of both December 31, 2009 and September 30, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Each quarter the Company evaluates the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with ASC 350, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

RESULTS OF OPERATIONS

General.  The Company recorded net income of $1.2 million, or $0.45 per diluted share, for the three months ended December 31, 2009 compared to net income of $673,000, or $0.26 per diluted share, for the same period in fiscal year 2009.  The change in net income in the current period compared to the first quarter in fiscal 2009, was primarily due to increased MPS fee revenue of $4.4 million, a $1.9 million gain on sale of securities available for sale and an increase in net interest income of $1.1 million offset by an increase in provision for loan losses in the amount of $2.6 million and an increase in non-interest expense in the amount of $4.3 million.

Net Interest Income.  Net interest income for the 2010 fiscal first quarter increased by $1.1 million, or 17.7%, to $7.3 million from $6.2 million for the same period in the prior fiscal year.  Net interest margin decreased to 3.33% for the first quarter of 2010 as compared to 3.49% for the same period in 2009.  Overall, asset yields declined by 81 basis points due to lower average yields in the investment portfolio primarily from a mix of assets shift to more government guaranteed mortgage-backed securities.  Overall, rates on all deposits and interest-bearing liabilities decreased by 59 basis points from 1.40% in the 2009 quarter to 0.81% in 2010.  As of December 31, 2009, low- and no-cost checking deposits represented 82% of total deposits compared to 76% one year earlier.  The increase was driven by growth of $124.9 million in deposits generated by MPS as of the end of the quarter; as compared to one year earlier, this was a 27% increase.

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

	2009			2008
	Average	Interest		Average	Interest
Three Months Ended December 31,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$402,096	$6,725	6.64%	$441,854	$6,372	5.74%
Mortgage-backed securities	346,804	2,155	2.47%	183,565	2,008	4.35%
Other investments and fed funds sold	122,407	184	0.60%	76,731	347	1.80%
Total interest-earning assets	871,307	$9,064	4.13%	702,150	$8,727	4.94%
Non-interest-earning assets	50,463			82,941
Total assets	$921,770			$785,091

Non-interest bearing deposits	$541,403	$—	0.00%	$395,027	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	16,252	22	0.54%	14,651	11	0.30%
Savings	9,940	8	0.32%	9,156	11	0.48%
Money markets	35,434	76	0.85%	41,433	143	1.37%
Time deposits	141,585	982	2.75%	154,141	1,379	3.56%
FHLB advances	76,133	505	2.63%	87,654	784	3.56%
Other borrowings	39,236	152	1.54%	26,572	238	3.56%
Total interest-bearing liabilities	318,580	1,745	2.17%	333,607	2,566	3.06%
Total deposits and interest-bearing liabilities	859,983	$1,745	0.81%	728,634	$2,566	1.40%
Other non-interest bearing liabilities	12,086			11,798
Total liabilities	872,069			740,432
Shareholders’ equity	49,701			44,659
Total liabilities and shareholders’ equity	$921,770			$785,091

Net interest income and net interest rate spread including non-interest bearing deposits		$7,319	3.32%		$6,161	3.54%

Net interest margin			3.33%			3.49%

Provision for Loan Loss.  The Company recorded a provision for loan losses in the first quarter of fiscal year 2010 of $4.7 million compared to a provision of $2.1 million for the same period in the prior fiscal year.  The provision was comprised of $3.6 million related to MPS and its greater volume of tax-related loans and $1.1 million related to the Company’s traditional bank segment in connection with various commercial borrowers.  The MPS pre-tax season related loans of $49.7 million have $3.3 million allowance for loan losses allocated to them, all of which was provided for in the 2010 first fiscal quarter when the loans were originated.  The majority of the revenue associated with loans occurs in the 2010 second fiscal quarter.  The level of loan loss provision is within expectations for these pre-tax season loans.  Also see Note 2 to the Notes to Condensed Consolidated Financial Statements and “Financial Condition - Non-performing Assets and Allowance for Loan Losses” herein for further discussion.

Non-Interest Income.  Non-interest income increased by $6.5 million, or 41.9%, to $22.0 million from $15.5 million in the prior fiscal year first quarter.  The increase is primarily the result of higher fee income earned on prepaid debit cards, income tax related programs, credit products and other products offered by MPS.  Fees earned on MPS-related programs were $19.5 million for the first quarter of fiscal year 2010, compared to $15.1 million for the same quarter in fiscal year 2009.

In addition, the Bank sold mortgage-backed securities resulting in a 2010 fiscal first quarter gain on sale of available for sale securities in the amount of $1.9 million.

Non-Interest Expense.  Non-interest expense increased by $4.2 million, or 22.6%, to $22.8 million for the first quarter of fiscal year 2010 from $18.6 million for the same quarter in fiscal year 2009.

Card processing expenses rose $3.1 million from $5.3 million in the first quarter of fiscal year 2009 to $8.4 million in the current quarter as support increased for tax-related and credit programs.

Compensation expense rose $1.3 million to $8.7 million for the three months ended December 31, 2009 as compared to $7.4 million for the same period in fiscal 2009.  The increase represents the addition of support staff within MPS, as well as software developers, Information Technology (“IT”) support staff, and other administrative support within the Company.  Most of the new employees were focused on supporting new business growth and the expansion of existing MPS products and services.  The Company expects these expenditures to be significantly reduced related to its recent reduction-in-force.  In January 2010, the Company eliminated 47 positions, some of which related to these functions.  Compensation expense is expected to decline nearly $5.0 million, on an annualized basis, as a result of this action.

The Company’s occupancy and equipment expense also rose during the first quarter of fiscal year 2010 as compared to the same period in the prior fiscal year.  Occupancy and equipment expense for the first quarter of fiscal year 2010 was $2.1 million compared to $1.8 million for the same period in fiscal year 2009.  The increases were primarily due to increased repairs and maintenance expense of $151,000 and depreciation of premises, furniture and equipment of $143,000.

Income Tax Expense.  Income tax expense for the first quarter of fiscal year 2010 was $0.7 million, or an effective tax rate of 36.0%, compared to $0.3 million, or an effective tax rate of 33.7%, for the same period in the prior fiscal year.  The change in tax expense is primarily due to the change in income before income tax expense.  The Company’s recorded income tax expense was also impacted by permanent differences between book and taxable income.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2009, the Company had commitments to originate and purchase loans totaling $37.1 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank’s actual capital and required capital amounts and ratios at December 31, 2009 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$56,285	6.13%	$13,763	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	56,285	6.13	36,701	4.00	$45,876	5.00%
Tier 1 (core) capital (to risk-weighted assets)	56,285	11.26	19,993	4.00	29,989	6.00
Total risk-based capital (to risk-weighted assets)	62,606	12.53	39,985	8.00	49,982	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At December 31, 2009, the Bank exceeded all requirements for the well capitalized category.

OTHER RECENT MATTERS

In response to the current national and international economic recession, the U.S. government has taken a variety of actions intended to stimulate the national economy, including the passage of legislation, such as the Emergency Economic Stabilization Act of 2008 (the “EESA”), and the implementation of certain programs by federal agencies.

The first program put forth by the U.S. Treasury pursuant to its authority under the EESA was the Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”).  Pursuant to the CPP, the US Treasury, on behalf of the US government, is authorized to purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions that applied to receive funds.  The CPP is intended to shore up bank capital and to stimulate lending.  The Company did not participate in the CPP Program.

The FDIC promulgated a temporary liquidity guarantee program that had both a debt guarantee component, whereby the FDIC agreed to guarantee certain senior unsecured debt issued by eligible financial institutions, and a transaction account guarantee component, whereby the FDIC agreed to insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as lawyers’ trust accounts, payment processing accounts, payroll accounts and working capital accounts.  The Company opted out of participation in both of these programs.

The extent to which these programs and others like them will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  It is also likely, but not certain, that additional legislation affecting financial institutions (such as the Bank) and their holding companies (such as the Company) will be enacted, although the Company cannot predict how such legislation will affect it, if at all.

The Credit Card Accountability Responsibility and Disclosures Act of 2009 (the “Credit Card Act”) was signed into law on May 22, 2009.  It is comprehensive credit card reform legislations that includes a variety of requirements that affect the operations and profitability of credit card issuers.  These requirements generally include the following: (1) limitations on certain increases in annual percentage rates and fees; (2) advance written notice of increases in annual percentage rates and fees, as well as the consumer’s ability to cancel the account before such changes are effective; (3) required payment allocations that prevent issuers from allocating payments above the minimum payment to balances with the lowest annual percentage rate; and (4) a prohibition against overlimit fees unless the consumer has opted-in to such feature of the credit card account.  In addition, the Credit Card Act also contains provisions that affect general use prepaid cards, including provisions that (1) prevent the application of inactivity/dormancy fees unless the card has not been used for 12 months or more, and (2) limit the use of expiration dates for such cards.  While certain open-end credit programs of the Company will be impacted by the Credit Card Act, the operational and financial impact to the Company will be immaterial.  The Company does not anticipate that any of its open-end line of credit programs will be discontinued or extensively modified as a result of the Credit Card Act.  Two of the Company’s credit card programs will have significant changes to the terms and conditions as a result of the Credit Card Act.  However, the account portfolio for these programs is relatively small, so any financial impact to the Company due to any modifications to the programs will be minimal.

In addition, on November 16, 2009, the FRB issued proposal regulations that would restrict fees and expiration dates that may apply to gift cards.  If adopted as proposed, these rules would require certain disclosures and limitations on services fees and expiration dates in connection with gift cards.  Product changes, which will primarily involve processors, are required by August 2010 and it is anticipated that with respect to the Company, compliance should not present material issues.

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

On November 12, 2009, the FDIC announced that insured depository institutions would be required to prepay three years of deposit insurance premiums by year end.  Under this rule, the prepaid amount was based on an estimate of the institution’s assessment rate in effect on September 30, 2009, its third quarter 2009 assessment base, and an estimated increase in that assessment base.  Pursuant to this calculation, the Company made a required payment equal to 15.88 basis points per $100 of assessable deposits to the FDIC in the amount of $3.9 million.

Aside from the proposal discussed above, additional legislative and regulatory proposals have been set forth by members of Congress and federal agencies related to tax refund anticipation products.  There is no way to determine whether such proposals will be enacted by Congress or adopted by regulatory agencies and the extent to which they will impact the operations of the Bank and MPS.

The Company utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity.  In addition, the Bank has given notice to its own insurer.  The Company has been notified by the processor that its insurer has denied the claim filed.  The Company made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages and, in January 2010, and received an arbitration judgement of $2.4 million including reimbursement of interest and costs in the amount of $279,000. The Company is continuing to pursue this matter with a claim against the processor’s insurance company, which action is currently pending.

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

The Company also maintains a portfolio of wholesale borrowings, predominantly advances from the FHLB and FRB, including both overnight advances and advances that carry fixed terms and fixed rates of interest.  The Company utilizes this portfolio to manage liquidity demands and also, when appropriate, in the ongoing management of interest rate risk.

The Board of Directors, as well as the OTS, has established limits on the level of acceptable interest rate risk.  There can be no assurance, however, that, in the event of an adverse change in interest rates, the Company’s efforts to limit interest rate risk will be successful.

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

Presented below, as of December 31, 2009 and September 30, 2009, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  At December 31, 2009, the Company was less sensitive to an adjustment in market value in an increasing interest rate environment compared to September 30, 2009.  Rate decrease scenarios are not presented due to the extremely low rate environment.  At both December 31, 2009 and September 30, 2009, the Company’s interest rate risk profile was within the limits set by the Board of Directors.  As of December 31, 2009, the Bank’s interest rate risk profile was within the limits set forth by the OTS.

Change in Interest Rate	Board Limit	At December 31, 2009		At September 30, 2009
(Basis Points)	% Change	$ Change	% Change	$ Change	% Change
(Dollars in Thousands)

+200 bp	(20)%	$2,880	3%	$(9,543)	(14)%
+100 bp	(10)	6,374	7	(505)	(1)
0	—	—	—	—	—
-100 bp	(10)	—	—	—	—
-200 bp	(20)	—	—	—	—

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.            Legal Proceedings — See “Legal Proceedings” of Note 5 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.         Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future. In addition, the Company amends and restates its risk factor previously set forth in its Annual Report on Form 10-K for the year ended September 30, 2009, and identified as Contracts with third-parties may not be renewed, may be renegotiated on terms that are not as favorable to MPS or may not be fulfilled as follows:

Contracts with third-parties , at least one of which is material to the Company,  may not be renewed, may be renegotiated on terms that are not as favorable to MPS or may not be fulfilled.

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

The Company expects to derive approximately one-third of its revenue during fiscal 2010 from its association with a national tax preparation firm.  The agreement with such firm allows for termination by either party after the 2011 tax season.  If the agreement is not renewed for any reason and the Company is not able to replace its relationship with a similar tax preparation firm,  or if the firms is for any reason not able to perform under its agreement with the Company, then the Company’s future revenues  and results of operations may be materially  adversely affected.  The firm has indicated in its recent public filings that it does not expect to have a contractual commitment covering more than approximately 50% of its refund anticipation loan program for the 2010 tax season as compared to its program for the prior tax season, and that it believes that the lack of availability of such loans in all of the tax preparation offices in its network for the 2010 tax season will have a material adverse effect on its business, financial condition and results of operations. The Company is unable to predict the extent, if any, to which such a material adverse event to the firm will affect the firm’s ability to perform under the terms of its agreement with the Company.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.             Defaults Upon Senior Securities – None

Item 4.             Submission of Matters to a Vote of Security Holders - None

Item 5.            Other Information  - Effective February 8, 2010 (the “Separation Date”), Scott Galit resigned from his position as the Executive Vice President of MPS and from his membership on the Executive Committee of MetaBank.

In connection with Mr. Galit’s resignation, MetaBank and Mr. Galit entered into a Severance and General Release Agreement (the “Severance Agreement”) and a Non-Solicitation Agreement (the “Non-Solicitation Agreement”), each dated as of February 8, 2010.  Under the terms of the Severance Agreement, the Company will pay Mr. Galit severance in the amount of $127,500, which represents Mr. Galit’s regular wages for twenty-six weeks, and the net balance of accrued but unused vacation and/or floating holidays as of the Separation Date in the aggregate amount of $19,859.58, each payable in a lump sum.  Pursuant to the Severance Agreement, Mr. Galit agreed to provide a maximum of 80 hours of advisory and consulting services to MetaBank during the 12 months following the Separation Date. On the terms set forth in the Severance Agreement, Mr. Galit agreed to release MetaBank and the Company from all claims and agreed not to bring any action or litigation against MetaBank or the Company. Pursuant to the terms and conditions of the Non-Solicitation Agreement, Mr. Galit agreed to certain restrictive covenants, including a one-year restriction on solicitation of MetaBank customers in exchange for a payment from MetaBank in the aggregate amount of $230,480.77.

The foregoing brief description of the terms and conditions of the Severance Agreement and the Non-Solicitation Agreement does not purport to be complete and is qualified in its entirety by reference to the Severance Agreement and the Non-Solicitation Agreement, which are filed as Exhibit 10.1 and 10.2, respectively, hereto and are incorporated herein by reference.

Item 6.             Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date:	February 9, 2010	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President, and Chief Executive Officer

Date:	February 9, 2010	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Severance and General Release Agreement by and between Scott Galit and MetaBank dated February 8, 2010

10.2	Non-Solicitation Agreement by and between Scott Galit and MetaBank dated February 8, 2010

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.