Form 10-Q
period 2010-03-31
META FINANCIAL GROUP INC
filed 2010-05-11
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐ NO ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 7, 2010:
Common Stock, $.01 par value	3,082,362 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2010	September 30, 2009

ASSETS

Cash and cash equivalents	$16,570	$6,168
Federal funds sold	—	9
Investment securities available for sale	19,351	17,566
Mortgage-backed securities available for sale	483,931	347,272
Loans receivable - net of allowance for loan losses of $17,521 at March 31, 2010 and $6,993 at September 30, 2009	382,519	391,609
Federal Home Loan Bank Stock, at cost	6,961	7,050
Accrued interest receivable	4,330	4,344
Bond insurance receivable	3,993	4,118
Premises, furniture, and equipment, net	21,251	21,989
Bank-owned life insurance	13,532	13,270
Foreclosed real estate and repossessed assets	1,247	2,053
Goodwill and intangible assets	2,720	2,215
MPS accounts receivable	7,222	5,381
Other assets	18,283	11,733

Total assets	$981,910	$834,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$590,684	$442,158
Interest-bearing checking	20,076	15,602
Savings deposits	10,534	10,001
Money market deposits	33,252	39,823
Time certificates of deposit	124,830	146,163
Total deposits	779,376	653,747
Advances from Federal Home Loan Bank	98,300	74,800
Other borrowings from Federal Reserve Bank	—	25,000
Securities sold under agreements to repurchase	7,407	6,686
Subordinated debentures	10,310	10,310
Accrued interest payable	338	447
Contingent liability	4,118	4,268
Accrued expenses and other liabilities	20,943	12,174
Total liabilities	920,792	787,432

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 3,372,999 shares issued, 3,072,502 and 2,634,215 shares outstanding at March 31, 2010 and September 30, 2009, respectively	34	30
Additional paid-in capital	31,942	23,551
Retained earnings - substantially restricted	37,251	31,626
Accumulated other comprehensive (loss)	(2,746)	(1,838)
Treasury stock, 300,497 and 323,784 common shares, at cost, at March 31, 2010 and September 30, 2009, respectively	(5,363)	(6,024)
Total shareholders’ equity	61,118	47,345

Total liabilities and shareholders’ equity	$981,910	$834,777

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest and dividend income:
Loans receivable, including fees	$7,376	$7,536	$14,101	$13,908
Mortgage-backed securities	2,827	2,797	4,982	4,805
Other investments	180	200	364	547
	10,383	10,533	19,447	19,260
Interest expense:
Deposits	949	1,429	2,037	2,973
FHLB advances and other borrowings	433	860	1,090	1,882
	1,382	2,289	3,127	4,855

Net interest income	9,001	8,244	16,320	14,405

Provision for loan losses	9,478	10,270	14,169	12,399

Net interest income after provision for loan losses	(477)	(2,026)	2,151	2,006

Non-interest income:
Card fees	37,116	32,988	56,660	48,086
Gain on sale of securities available for sale, net	—	9	1,854	9
Deposit fees	190	177	394	378
Bank-owned life insurance income	132	131	262	258
Loan fees	65	231	178	330
Other income	133	75	326	85
Total non-interest income	37,636	33,611	59,674	49,146

Non-interest expense:
Card processing expense	14,095	14,861	22,447	20,111
Compensation and benefits	8,861	8,342	17,532	15,781
Occupancy and equipment expense	2,159	2,049	4,234	3,853
Legal and consulting expense	835	925	1,826	2,045
Marketing	483	474	838	812
Data processing expense	177	816	369	1,272
Other expense	2,256	2,183	4,423	4,328
Total non-interest expense	28,866	29,650	51,669	48,202

Income before income tax expense	8,293	1,935	10,156	2,950

Income tax expense	3,119	760	3,790	1,102

Net income	$5,174	$1,175	$6,366	$1,848

Earnings per common share:
Basic	$1.76	$0.45	$2.29	$0.71
Diluted	$1.74	$0.45	$2.26	$0.71

Dividends declared per common share:	$0.13	$0.13	$0.26	$0.26

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income	$5,174	$1,175	$6,366	$1,848

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	1,525	(1,243)	(3,301)	(196)
Gains realized in net income	—	9	1,854	9
	1,525	(1,234)	(1,447)	(187)
Deferred income tax effect	569	(460)	(539)	(70)
Total other comprehensive income (loss)	956	(774)	(908)	(117)
Total comprehensive income	$6,130	$401	$5,458	$1,731

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended March 31, 2010 and 2009

(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-in	Retained	(Loss),	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Stock	Equity

Balance, September 30, 2008	$30	$23,058	$34,442	$(5,022)	$(6,775)	$45,733

Cash dividends declared on common stock ($.26 per share)	—	—	(675)	—	—	(675)

Stock compensation	—	290	—	—	—	290

Change in net unrealized losses on securities available for sale	—	—	—	(117)	—	(117)

Net income for six months ended March 31, 2009	—	—	1,848	—	—	1,848

Balance, March 31, 2009	$30	$23,348	$35,615	$(5,139)	$(6,775)	$47,079

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$(6,024)	$47,345

Cash dividends declared on common stock ($.26 per share)	—	—	(741)	—	—	(741)

Issuance of 415,000 common shares from the sales of equity securities	4	8,571	—	—	—	8,575

Issuance of 23,287 common shares from treasury stock due to issuance of restricted stock and exercise of stock options	—	(271)	—	—	661	390

Stock compensation	—	91	—	—	—	91

Change in net unrealized losses on securities available for sale	—	—	—	(908)	—	(908)

Net income for six months ended March 31, 2010	—	—	6,366	—	—	6,366

Balance, March 31, 2010	$34	$31,942	$37,251	$(2,746)	$(5,363)	$61,118

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$6,366	$1,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	6,053	1,983
Provision for loan losses	14,169	12,399
Loss (gain) on sale of other	5	(39)
(Gain) on sale of available for sale securities, net	(1,854)	(9)
Net change in accrued interest receivable	14	408
Net change in other assets	(9,033)	1,254
Net change in accrued interest payable	(109)	166
Net change in accrued expenses and other liabilities	8,619	5,225
Net cash provided by operating activities	24,230	23,235

Cash flow from investing activities:
Purchase of securities available for sale	(287,973)	(156,114)
Net change in federal funds sold	9	4,972
Proceeds from sales of securities available for sale	38,401	903
Proceeds from maturities and principal repayments of securities available for sale	107,379	23,040
Loans purchased	(392)	(7,054)
Net other change in loans receivable	(4,653)	(408)
Proceeds from sales of foreclosed real estate	807	—
Net change in Federal Home Loan Bank stock	89	1,305
Proceeds from the sale of premises and equipment	—	1
Purchase of premises and equipment	(1,199)	(2,309)
Other, net	539	70
Net cash used in investing activities	(146,993)	(135,594)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	146,962	123,305
Net change in time deposits	(21,333)	17,365
Net change in advances from Federal Home Loan Bank and other borrowings	(1,500)	(31,075)
Net change in securities sold under agreements to repurchase	721	16,911
Cash dividends paid	(741)	(675)
Proceeds from issuance of equity securities	8,575	—
Stock compensation	91	290
Proceeds from exercise of stock options	390	—
Net cash provided by financing activities	133,165	126,121

Net change in cash and cash equivalents	10,402	13,762

Cash and cash equivalents at beginning of period	6,168	2,963
Cash and cash equivalents at end of period	$16,570	$16,725

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,235	$4,689
Income taxes	64	2,055

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$3,775

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2010, are not necessarily indicative of the results expected for the year ending September 30, 2010.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

At March 31, 2010 the Company’s allowance for loan losses was $17.5 million, an increase of $10.5 million from $7.0 million at September 30, 2009.  During the six months ended March 31, 2010 the Company recorded a provision for loan losses of $14.2 million.  $11.1 million related to the Company’s Meta Payment Systems® (“MPS”) division, of which $10.5 million related to loan originations offered in collaboration with a nationally known tax preparation firm.  This level of anticipated losses is within the financial model for this program.  In addition to the Company’s loss provision, the contractual arrangement with this firm provides for substantial, but not full, reimbursement of financial losses, if any.  During the six months ended March 31, 2010, the Company recorded a retail bank provision in the amount of $3.1 million due to increases in the general reserves and in the historical loss rates for commercial real estate and multi-family loans.  Two loans with commercial borrowers were partially charged off in the amount of $4.2 million during the second quarter of fiscal 2010.  These two loans were previously reserved for and classified as doubtful.

During the three months ended March 31, 2010, the Company recorded a provision for loan losses in the amount of $9.5 million, consisting of $7.5 million related to the MPS tax loan portfolio and $2.0 million primarily related to increases in the general reserves and in the historical loss rates for commercial real estate and multi-family loans.  The Company’s total net charge-offs for the three and six months ended March 31, 2010 were $4.1 million and $3.6 million, respectively, due to recoveries exceeding charged-off loans by $0.5 million in the first fiscal quarter.  Further discussion of this change in the allowance is included in “Financial Condition - Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

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

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three and six months ended March 31, 2010 and 2009 is presented below.

Three Months Ended March 31,	2010	2009
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$5,174	$1,175

Basic EPS
Weighted average common shares outstanding	2,942,383	2,602,655
Less weighted average unallocated ESOP and nonvested shares	(3,334)	(5,000)
Weighted average common shares outstanding	2,939,049	2,597,655

Earnings Per Common Share
Basic	$1.76	$0.45

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,939,049	2,597,655
Add dilutive effect of assumed exercises of stock options, net of tax benefits	33,710	—
Weighted average common and dilutive potential common shares outstanding	2,972,759	2,597,655

Earnings Per Common Share
Diluted	$1.74	$0.45

Six Months Ended March 31,	2010	2009
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$6,366	$1,848

Basic EPS
Weighted average common shares outstanding	2,788,866	2,602,655
Less weighted average unallocated ESOP and nonvested shares	(3,334)	(5,000)
Weighted average common shares outstanding	2,785,532	2,597,655

Earnings Per Common Share
Basic	$2.29	$0.71

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,785,532	2,597,655
Add dilutive effect of assumed exercises of stock options, net of tax benefits	36,630	—
Weighted average common and dilutive potential common shares outstanding	2,822,162	2,597,655

Earnings Per Common Share
Diluted	$2.26	$0.71

Stock options totaling 363,464 and 348,014 were not considered in computing diluted EPS for the three and six months ended March 31, 2010, respectively, because they were not dilutive.  Stock options totaling 301,468 and 511,674 were not considered in computing diluted EPS for the three and six months ended March 31, 2009, respectively, because they were not dilutive.  The calculation of the diluted EPS for the three and six months ended March 31, 2009 does not reflect the assumed exercise of 34,395 and 39,933 stock options, respectively, because the effect would have been anti-dilutive for the period.

NOTE 4.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of March 31, 2010 and September 30, 2009 are presented below.

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
March 31, 2010

Debt securities
Trust preferred and corporate securities	$25,810	$—	$(8,798)	$17,012
Obligations of states and political subdivisions	2,255	84	—	2,339
Mortgage-backed securities	479,596	5,950	(1,615)	483,931
Total debt securities	$507,661	$6,034	$(10,413)	$503,282

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
September 30, 2009

Debt securities
Trust preferred and corporate securities	$25,805	$—	$(10,604)	$15,201
Obligations of states and political subdivisions	2,258	107	—	2,365
Mortgage-backed securities	339,706	7,662	(96)	347,272
Total debt securities	$367,769	$7,769	$(10,700)	$364,838

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2010 and September 30, 2009 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
March 31, 2010

Debt securities
Trust preferred and corporate securities	$—	$—	$17,012	$(8,798)	$17,012	$(8,798)
Mortgage-backed securities	206,910	(1,615)	—	—	206,910	(1,615)
Total debt securities	$206,910	$(1,615)	$17,012	$(8,798)	$223,922	$(10,413)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
September 30, 2009

Debt securities
Trust preferred and corporate securities	$—	$—	$15,201	$(10,604)	$15,201	$(10,604)
Mortgage-backed securities	17,780	(37)	10,782	(59)	28,562	(96)
Total debt securities	$17,780	$(37)	$28,348	$(10,663)	$46,128	$(10,700)

NOTE 5.  COMMITMENTS AND CONTINGENCIES

At March 31, 2010 and September 30, 2009, the Company had outstanding commitments to originate and purchase loans totaling $39.9 million and $51.8 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At March 31, 2010, the Company had commitments to purchase securities available for sale totaling $63.5 million.  There were no commitments to sell securities available for sale.

Legal Proceedings

Lawsuits against MetaBank involving the sale of purported MetaBank certificates of deposit continue to be addressed.  Specifically, these cases involve the sale of fraudulent certificates of deposit using MetaBank’s name and standard form of certificate of deposit.  Such certificate of deposits were apparently sold by a former MetaBank employee to various financial institutions through an independent broker.  Since its filing of Form 10-K for the year ended September 30, 2009, the matter of Methodist Hospitals of Dallas v. MetaBank and Meta Financial Group, Inc., filed in the 95th Judicial District Court of Dallas County, TX, Cause No. 08-06994, has been settled for a payment (see below) and the matter dismissed with prejudice.  In all, nine cases have been filed, and of those nine, two have been dismissed, and three have been settled for payments that the Company deemed reasonable under the circumstances, including the costs of litigation.  The Company is vigorously defending the four remaining actions.  Two of the cases are class action cases although to date no class has been certified.  The remaining two cases share similar fact patterns as each Plaintiff seeks recovery of $99,000 and other specified damages, in connection with a fraudulent CD.

Cedar Rapids Bank & Trust Company v MetaBank, Case No. LACV007196.  In a separate matter, on November 3, 2009, Cedar Rapids Bank & Trust Company (“CRBT”) filed a Petition against MetaBank in the Iowa District Court in and for Linn County claiming an unspecified amount of money damages against MetaBank arising from CRBT’s participation in loans originated by MetaBank to companies owned or controlled by Dan Nelson.  The complaint states that the Nelson companies eventually filed for bankruptcy and the loans, including CRBT’s portion, were not fully repaid.  Under a variety of theories, CRBT claims that MetaBank had material negative information about Dan Nelson, his companies and the loans that it did not share with CRBT prior to CRBT taking a participation interest in them.  MetaBank believes that CRBT’s loss of principal was limited to approximately $200,000, and in any event intends to vigorously defend its actions.

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

A summary of option activity for the six months ended March 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2009	577,921	$23.74	7.12	$1,836
Granted	1,000	21.40
Exercised	(20,434)	15.81
Forfeited or expired	(19,454)	27.00
Options outstanding, March 31, 2010	539,033	$23.89	6.64	$2,231

Options exercisable, March 31, 2010	459,891	$23.18	6.59	$2,003

A summary of nonvested share activity for the six months ended March 31, 2010 is presented below:

	Number of	Weighted Average
	Shares	Fair Value at Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2009	3,334	$24.43
Granted	3,600	23.01
Vested	(3,600)	23.01
Forfeited or expired	—	—
Nonvested shares outstanding, March 31, 2010	3,334	$24.43

As of March 31, 2010, stock based compensation expense not yet recognized in income totaled $170,000 which is expected to be recognized over a weighted average remaining period of 0.85 years.

NOTE 7.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Traditional Banking, along with the second reportable segment, MPS, comprise the entirety of its banking subsidiary, MetaBank (the “Bank”).  The Bank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company® and inter-segment eliminations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three and six months ended March 31, 2010 and 2009, respectively.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended March 31, 2010
Interest income	$5,944	$4,445	$(6)	$10,383
Interest expense	1,132	136	114	1,382
Net interest income (loss)	4,812	4,309	(120)	9,001
Provision for loan losses	2,000	7,478	—	9,478
Non-interest income	483	37,122	31	37,636
Non-interest expense	5,044	23,587	235	28,866
Income (loss) before tax	(1,749)	10,366	(324)	8,293
Income tax expense (benefit)	(673)	3,903	(111)	3,119
Net income (loss)	$(1,076)	$6,463	$(213)	$5,174

Inter-segment revenue (expense)	$2,577	$(2,577)	$—	$—
Total assets	384,032	596,918	960	981,910
Total deposits	210,725	570,898	(2,247)	779,376

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended March 31, 2009
Interest income	$7,126	$3,378	$29	$10,533
Interest expense	1,864	271	154	2,289
Net interest income (loss)	5,262	3,107	(125)	8,244
Provision for loan losses	4,173	6,097	—	10,270
Non-interest income	584	33,009	18	33,611
Non-interest expense	4,781	24,455	414	29,650
Income (loss) before tax	(3,108)	5,564	(521)	1,935
Income tax expense (benefit)	(1,167)	2,092	(165)	760
Net income (loss)	$(1,941)	$3,472	$(356)	$1,175

Inter-segment revenue (expense)	$2,203	$(2,203)	$—	$—
Total assets	384,175	504,704	768	889,647
Total deposits	220,535	466,487	(380)	686,642

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Six Months Ended March 31, 2010
Interest income	$11,608	$7,825	$14	$19,447
Interest expense	2,668	216	243	3,127
Net interest income (loss)	8,940	7,609	(229)	16,320
Provision for loan losses	3,100	11,069	—	14,169
Non-interest income	2,975	56,644	55	59,674
Non-interest expense	9,825	41,443	401	51,669
Income (loss) before tax	(1,010)	11,741	(575)	10,156
Income tax expense (benefit)	(389)	4,377	(198)	3,790
Net income (loss)	$(621)	$7,364	$(377)	$6,366

Inter-segment revenue (expense)	$4,952	$(4,952)	$—	$—
Total assets	384,032	596,918	960	981,910
Total deposits	210,725	570,898	(2,247)	779,376

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Six Months Ended March 31, 2009
Interest income	$12,997	$6,205	$58	$19,260
Interest expense	3,887	630	338	4,855
Net interest income (loss)	9,110	5,575	(280)	14,405
Provision for loan losses	5,023	7,376	—	12,399
Non-interest income	972	48,133	41	49,146
Non-interest expense	9,649	37,866	687	48,202
Income (loss) before tax	(4,590)	8,466	(926)	2,950
Income tax expense (benefit)	(1,696)	3,122	(324)	1,102
Net income (loss)	$(2,894)	$5,344	$(602)	$1,848

Inter-segment revenue (expense)	$4,076	$(4,076)	$—	$—
Total assets	384,175	504,704	768	889,647
Total deposits	220,535	466,487	(380)	686,642

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP.  This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  This accounting standard was subsequently codified into ASC Topic 860, “Accounting for Transfers of Financial Assets”.  This accounting standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of ASC Topic 860 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard which will require a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes.  This accounting standard requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity.  It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  This accounting standard was subsequently codified into ASC Topic 810, “Improvements for Financial Reporting by Enterprises Involved with Variable Interest Entities”.  This accounting standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for all interim reporting periods after that.  The adoption of ASC Topic 810 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an accounting standard which requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than a major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances and settlements in the Level 3 recurring measurement reconciliation.  Additionally, the standard clarifies that a description of the valuation technique(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements.  Also, if a valuation technique has changed, entities should disclose that change and the reason for the changes.  This accounting standard was subsequently codified into ASC Topic 820, “Improving Disclosures about Fair Value Measurements”.  Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reported period beginning after December 31, 2009.  The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010 and is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at March 31, 2010.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2010.

	Fair Value at March 31, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$503,282	$—	$503,282	$—

Included in securities available for sale are trust preferred securities as follows:

At March 31, 2010

			Unrealized	S&P	Moody
Issuer(1)	Book Value	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,980	$3,319	$(1,661)	BB	Baa3
Huntington Capital Trust II SE	4,970	2,764	(2,206)	B	Ba1
Bank Boston Capital Trust IV (2)	4,961	3,441	(1,520)	BB	Baa3
Bank America Capital III	4,949	3,438	(1,511)	BB	Baa3
PNC Capital Trust	4,950	3,800	(1,150)	BBB	Baa2
Cascade Capital Trust I 144A (3)	500	125	(375)
CNB Invt Tr II Exchangeable Pfd Ser B (3)	500	125	(375)
Total	$25,810	$17,012	$(8,798)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination except for Cascade Capital Trust I 144A which has deferred payment of its interest.
(2)	Bank Boston was acquired by Bank of America.
(3)	Securities not rated.

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

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of March 31, 2010.

	Fair Value at March 31, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

FHLB Stock	$6,961	$—	$6,961	$—
Foreclosed Assets, net	1,247	—	1,247	—
Loans	9,817	—	9,817	—
Total	$18,025	$—	$18,025	$—

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2010 and September 30, 2009, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Banks’ capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2010 and September 30, 2009.  The fair value for ASC 825 purposes is estimated using a historical replacement cost basis concept (i.e. entity price concept).  The information presented is subject to change over time based on a variety of factors.

	March 31, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$16,570	$16,570	$6,168	$6,168
Federal funds sold	—	—	9	9
Securities available for sale	503,282	503,282	364,838	364,838
Loans receivable, net	382,519	384,640	391,609	396,640
FHLB stock	6,961	6,961	7,050	7,050
Accrued interest receivable	4,330	4,330	4,344	4,344

Financial liabilities
Noninterest bearing demand deposits	590,684	590,684	442,158	442,158
Interest bearing demand deposits, savings, and money markets	63,862	63,862	65,426	65,426
Certificates of deposit	124,830	127,041	146,163	148,673
Total deposits	779,376	781,587	653,747	656,257

Advances from FHLB	98,300	101,078	74,800	76,034
FRB TAF Borrowings	—	—	25,000	25,000
Securities sold under agreements to repurchase	7,407	7,407	6,686	6,686
Subordinated debentures	10,310	10,293	10,310	10,656
Accrued interest payable	338	338	447	447

Off-balance-sheet instruments, loan commitments	—	—	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2010 and September 30, 2009.

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

LOANS RECEIVABLE, NET

The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of March 31,

2010 and September 30, 2009.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of March 31, 2010 and September 30, 2009 for advances with similar terms and remaining maturities.

FEDERAL RESERVE BANK (“FRB”) TERM AUCTION FACILITY (“TAF”) BORROWINGS

The carrying amount of FRB TAF borrowings is assumed to approximate the fair value due to short-term maturities of 30 days or less.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of March 31, 2010 and September 30, 2009 over the contractual maturity of such borrowings.

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

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2010 and 2009 are as follows:

	Traditional	Meta Payment	Meta Payment	Meta Payment
	Banking	Systems®	Systems®	Systems®
	Goodwill	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2009	$1,508	$—	$707	$—	$2,215

Acquisitions during the period	—	—	313	230	543

Accumulated amortization	—	—	—	(38)	(38)

Balance as of March 31, 2010	$1,508	$—	$1,020	$192	$2,720

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Goodwill	Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2008	$1,508	$425	$273	$2,206

Acquisitions during the period	—	—	243	243

Balance as of March 31, 2009	$1,508	$425	$516	$2,449

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to goodwill during the six months ended March 31, 2010 and 2009.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the significant portion of the Company’s revenues that are derived from income tax-related programs, the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2010, compared to September 30, 2009, and the consolidated results of operations for the three and six months ended March 31, 2010 and 2009. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2009.

CORPORATE DEVELOPMENTS AND OVERVIEW

As previously disclosed, the Company recently completed two common stock private placements that raised a net of $8.6 million of capital after related legal and registration expenses in the amount of $0.3 million.  In addition, in January 2010, a reorganization of the MPS division was completed that resulted in a reduction of 47 staff positions, or about 10% of all employees of the Company.  These combined actions were taken to position the Company to pursue its core business-to-business servicing strategy, which includes several existing and near-term significant growth opportunities.  At the same time several product development initiatives that do not fall into this category have been discontinued, and management implemented a reduction-in-force.  No material revenue sources are being reduced by these decisions.  Further, during the quarter ending March 31, 2010, severance and costs related to the January staff reduction were offset by lower compensation and benefits expense starting in February 2010 and the Company anticipates that thereafter the staff reduction will prove accretive to earnings.

The Company recorded net income of $5.2 million for the 2010 fiscal second quarter which was primarily due to increased MPS fee revenue of $4.1 million, or 13%, and lower MPS expenses of $2.2 million.  The division’s tax and credit business lines were major contributors to the increase in revenue in the first half of fiscal 2010 with income tax-related revenue accounting for approximately one-third of the increase.

The traditional bank segment is continuing to build its customer base in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa and smaller towns in Brookings, SD and Storm Lake, IA.  The Bank focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate developers in these communities.  The Bank currently operates 12 retail banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and a non-retail service branch in Memphis, Tennessee.  The traditional bank implemented new checking products early in the first quarter of fiscal 2010.  Retail bank checking balances grew 12%  from $36.0 million at September 30, 2009 to $40.1 million at March 31, 2010.  In addition, provision for loan losses was $2.2 million lower than the previous year quarter.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

FINANCIAL CONDITION

As of March 31, 2010, the Company’s assets grew by $147.1 million, or 17.6%, to $981.9 million compared to $834.8 million at September 30, 2009.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed securities available for sale and cash and cash equivalents offset in part by a small decrease in the Company’s net loans receivable.

Total cash and cash equivalents and federal funds sold were $16.6 million at March 31, 2010, an increase of $10.4 million from $6.2 million at September 30, 2009.  The increase primarily was the result of the Company’s additional liquidity due to an increase in deposits, primarily due to deposits generated by MPS.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB and FRB.  Federal funds sold deposits may be maintained at the FHLB or various commercial banks, including, but not limited to the following:  CitiBank, JP Morgan Chase, M&I Bank, BNP Paribas, and Bank of America.  At March 31, 2010, the Company had no federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $138.4 million, or 38.0%, to $503.3 million at March 31, 2010, as investment purchases exceeded related investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have an anticipated average duration of 2.5 years.  Approximately 9% of the mortgage-backed securities have balloons which further limit maturity extension risk.  During the six month period ended March 31, 2010, the Company purchased $288.0 million of mortgage-backed securities with average lives of five years or less and stated finals of 30 years or less.

The Company’s portfolio of net loans receivable decreased $9.1 million, or 2.3%, to $382.5 million at March 31, 2010.  Commercial operating, real estate, and one- to four-family residential real estate loans decreased $6.6 million, $11.9 million, and $5.9 million, respectively.  These decreases were primarily offset by an increase of $27.2 million in MPS consumer loans.  In addition, the allowance for loan losses increased $10.5 million.

Foreclosed real estate and repossessed assets decreased to $1.2 million as compared to $2.1 million at September 30, 2009 due to the Company’s write-down and sale of foreclosed real estate and repossessed assets.

Other assets increased by $6.5 million, or 55.8%, to $18.3 million at March 31, 2010.  This increase primarily relates to a one-time prepayment in December 2009 of $3.9 million with respect to the Company’s prepaid FDIC Assessment.

Total deposits increased $125.6 million, or 19.2%, to $779.4 million at March 31, 2010.  The Company continues to grow its low- and no-cost deposit portfolio.  Total MPS deposits were up $148.8 million, or 35.3%, at March 31, 2010, as compared to September 30, 2009.  This increase results from growth in prepaid card programs and seasonal activity.  Offsetting the above increases was a $21.3 million decrease in certificates of deposits primarily related to a decrease in public funds.

Total borrowings decreased $0.8 million, or 0.7%, from $116.8 million at September 30, 2009 to $116.0 million at March 31, 2010 and is primarily due to the growth of deposits.  The Company reduced its FRB TAF borrowings by $25.0 million due to maturity and discontinuation of the TAF program.  Offsetting this decrease, was an increase of $23.5 million of borrowings with the FHLB.

Accrued expenses and other liabilities increased $8.8 million, or 72.0%, to $20.9 million at March 31, 2010.  This increase was primarily related to a change of $7.9 million in liability for federal and state income taxes.  At September 30, 2009, the Company recorded a receivable of $2.1 million as compared to a liability of $5.8 million at March 31, 2010, due to an increase in the Company’s taxable income as compared to the prior fiscal year’s taxable loss.

At March 31, 2010, the Company’s shareholders’ equity totaled $61.1 million, up $13.8 million from $47.3 million at September 30, 2009.  The increase was related to the previously disclosed net sales of equity securities in the amount of $8.6 million and 2010 year-to-date net income (see “Results of Operations” below), partially offset by an unfavorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio and the payment of dividends on the Company’s common stock.  At March 31, 2010, the Bank continues to exceed all regulatory requirements for classification as well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at March 31, 2010 adequately reflects potential risks related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	March 31, 2010	September 30, 2009
	(Dollars in Thousands)

Non-Performing Loans

Non-Accruing Loans :
1-4 Family	$127	$266
Commercial & Multi Family	8,062	11,512
Commercial Business	314	871
Total	8,503	12,649

Accruing Loans Delinquent 90 Days or More:	—	—
Total	—	—

Total Non-Performing Loans	8,503	12,649

Other Assets

Non-Accruing Investments :
Trust Preferred Securities	500	—
Total	500	—

Foreclosed Assets:
Commercial & Multi Family	568	957
Commercial Business	679	1,096
Total	1,247	2,053

Total Other Assets	1,747	2,053

Total Non-Performing Assets	$10,250	$14,702
Total as a Percentage of Total Assets	1.04%	1.76%

The 2010 year-to-date decrease in non-performing loans primarily relates to partial charge-offs for two commercial borrowers.  See Note 2 to the Notes to Condensed Consolidated Financial Statements.

In addition, the Company was informed in March 2010 that one of its available for sale trust preferred securities, Cascade Capital Trust I 144A (“Cascade”), was deferring all interest payments in order to conserve capital while they work on addressing items contained in a memorandum of understanding entered into with the FDIC.  Cascade is accruing the expense and expects to pay the deferred interest balances on the trust preferred bonds upon approval from the FDIC.  In the meantime, the Company has placed the investment on nonaccrual status and classified it as substandard, included in total substandard assets below.

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

In connection with the Bank’s 2009 examination by the OTS, the Bank was informed that four of its trust preferred securities should be classified as “substandard” assets as of March 31, 2009.   The four securities are: Huntington Capital Trust II SE, Bank Boston Capital Trust IV, Bank America Capital III, and Key Corp. Capital I.  The criterion for the determination was the OTS’ policy that the assignment of a sub-investment grade rating by one nationally recognized rating agency, notwithstanding the fact that other nationally recognized rating agencies have assigned an investment grade rating to the securities in question, mandates the categorization of the asset as substandard.   Despite the classification, and since the classification, the actual performance of the four securities continues to be satisfactory; interest payments are being made on a timely basis and there have been no requests for payment deferrals.

On the basis of management’s review of its loans and other assets, at March 31, 2010, the Company had classified a total of $24.9 million of its assets as substandard, $6.7 million as doubtful and none as loss.  This compares to classifications at September 30, 2009 of $30.8 million as substandard, $10.4 million as doubtful and none as loss.  As of March 31, 2010, $20.4 million out of a total of $24.9 million of substandard assets is attributable to the trust preferred securities identified above.  See Note 9 to the Notes to Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic slowdown has strained the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past five years, loss rates in the commercial and multi-family real estate market have increased.  Management concludes that future losses in this portfolio may be slightly higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets continue to be mostly positive.  Reasonable commodity prices as well as higher yields have created strong economic conditions for most farmers.  Nonetheless, management still expects that future losses in this portfolio could be higher than the very positive recent historical experience.  Management believes that the slowdown in economic growth during this fiscal year may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Traditional Bank’s consumer loan portfolio is secured by residential real estate, as discussed above, and is an area to be closely monitored by management in view of its stated concerns.  The Company’s MPS division, in connection with its relationship to a nationally known tax preparation firm (“tax firm”), issued income tax-related loans to some of the tax firm’s customers during the first and second quarters of fiscal 2010.  These loans are typically repaid at approximately the same time the customer receives their tax refund.  The Company engaged in this program in the prior year as well and believes that this allowance is adequate to cover losses from this tax cycle which is now complete.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2010 reflects an adequate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

At March 31, 2010, the Company has established an allowance for loan losses totaling $17.5 million, or 206.1% of non-performing loans, compared to $7.0 million, or 55.3% of non-performing loans, at September 30, 2009.  Excluding the $11.8 million allowance related to MPS and its income tax-related loans, the ratio of allowance to non-performing loans would have been 67.6% at March 31, 2010.  The increase in the coverage ratio is due to management taking a more conservative approach to valuing its assets and related collateral to reflect the recent and ongoing decline in values and an increase in the historical loss rate for commercial real estate and multi-family loans.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and six months ended March 31, 2010 and 2009.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2010	2009	2010	2009

Beginning balance	$12,182	$7,741	$6,993	$5,732
Provision for loan losses	9,478	10,270	14,169	12,399
Charge-offs	(4,947)	(7,293)	(5,080)	(7,414)
Recoveries	808	506	1,439	507
Ending balance	$17,521	$11,224	$17,521	$11,224

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance as of both March 31, 2010 and September 30, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

RESULTS OF OPERATIONS

General.  The Company recorded net income of $5.2 million, or $1.74 per diluted share, for the three months ended March 31, 2010 compared to net income of $1.2 million, or $0.45 per diluted share, for the same period in fiscal year 2009.  The change in net income in the current period compared to the second quarter in fiscal 2009, was primarily due to increased non-interest income of $4.0 million (generated by the MPS division), an $0.8 million decrease in provision for loan losses, an increase in net interest income of $0.8 million, and a decrease in non-interest expense of $0.8 million partially offset by an increase in income tax expense of $2.4 million.

The Company recorded net income of $6.4 million, or $2.26 per diluted share, for the six months ended March 31, 2010 compared to $1.8 million, or $0.71 per diluted share, for the same period in fiscal year 2009.  Net earnings for the six month period ended March 31, 2010 were impacted by the aforementioned factors, except with respect to provision for loan losses, which increased $1.8 million from the six month period ended March 31, 2009 to March 31, 2010.

Net Interest Income.  Net interest income for the 2010 fiscal second quarter increased by $0.8 million, or 9.2%, to $9.0 million from $8.2 million for the same period in the prior fiscal year.  Net interest margin decreased to 3.66% for the second quarter of 2010 as compared to 3.96% for the same period in 2009.  Overall, asset yields declined by 84 basis points primarily due to lower average yields in the loan and mortgage-backed securities portfolios and a change in asset mix to more mortgage-backed securities.  Mortgage-backed securities comprise 38% of average interest-earning assets compared to 30% one year ago.  Overall, rates on all deposits and interest-bearing liabilities decreased by 48 basis points from 1.06% in the 2009 quarter to 0.58% in 2010.  As of March 31, 2010, low- and no-cost checking deposits represented 84% of total deposits compared to 79% one year earlier.  The increase was driven by growth of $104.4 million in deposits generated by MPS as of the end of the quarter; as compared to one year earlier, this was a 22% increase.  The Company’s decreases in the average balance of interest-bearing liabilities of $51.7 million and the rate paid on those liabilities had a $0.9 million impact on the increase in net interest income for the 2010 fiscal second quarter as compared to the same quarter in the prior period.

For the six month period ended March 31, 2010 net interest income was $16.3 million compared to $14.4 million for the same period in the prior fiscal year.  Contributing to this increase was an 86 basis point decrease in rates paid on interest-bearing liabilities, a $33.4 million reduction in the average balances of interest-bearing liabilities, and a 21% increase in earning assets.  These were partially offset by asset yields that decreased 82 basis points, in part, due to faster prepayment speeds in the Company’s mortgage-backed securities portfolio as compared to the prior year.

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

	2010			2009
	Average	Interest		Average	Interest
Three Months Ended March 31,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$428,073	$7,376	6.99%	$424,580	$7,536	7.20%
Mortgage-backed securities	378,884	2,827	3.02%	249,101	2,797	4.55%
Other investments and fed funds sold	191,585	180	0.38%	170,991	200	0.47%
Total interest-earning assets	998,542	$10,383	4.22%	844,672	$10,533	5.06%
Non-interest-earning assets	42,720			97,883
Total assets	$1,041,262			$942,555

Non-interest bearing deposits	$716,826	$—	0.00%	$573,119	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	19,126	45	0.95%	15,656	9	0.23%
Savings	10,362	9	0.35%	9,742	10	0.42%
Money markets	34,900	72	0.84%	37,703	93	1.00%
Time deposits	126,937	823	2.63%	155,526	1,317	3.43%
FHLB advances	40,289	309	3.11%	55,797	669	4.86%
Other borrowings	18,065	124	2.78%	26,930	191	2.88%
Total interest-bearing liabilities	249,679	1,382	2.24%	301,354	2,289	3.08%
Total deposits and interest-bearing liabilities	966,505	$1,382	0.58%	874,473	$2,289	1.06%
Other non-interest bearing liabilities	18,484			18,907
Total liabilities	984,989			893,380
Shareholders’ equity	56,273			49,175
Total liabilities and shareholders’ equity	$1,041,262			$942,555
Net interest income and net interest rate spread including non-interest bearing deposits		$9,001	3.64%		$8,244	4.00%

Net interest margin			3.66%			3.96%

	2010			2009
	Average	Interest		Average	Interest
Six Months Ended March 31,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$419,204	$14,101	6.75%	$433,217	$13,908	6.44%
Mortgage-backed securities	359,204	4,982	2.78%	216,333	4,805	4.45%
Other investments and fed funds sold	156,996	364	0.46%	123,860	547	0.88%
Total interest-earning assets	935,404	$19,447	4.17%	773,410	$19,260	4.99%
Non-interest-earning assets	46,109			90,300
Total assets	$981,513			$863,710

Non-interest bearing deposits	$629,115	$—	0.00%	$483,960	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	17,689	66	0.75%	15,157	20	0.26%
Savings	10,151	17	0.34%	9,449	21	0.45%
Money markets	35,167	148	0.84%	39,568	236	1.20%
Time deposits	134,261	1,806	2.70%	154,833	2,696	3.49%
FHLB advances	58,211	814	2.80%	58,325	1,388	4.77%
Other borrowings	28,650	276	1.93%	40,152	494	2.47%
Total interest-bearing liabilities	284,129	3,127	2.21%	317,484	4,855	3.07%
Total deposits and interest-bearing liabilities	913,244	$3,127	0.69%	801,444	$4,855	1.21%
Other non-interest bearing liabilities	15,282			15,353
Total liabilities	928,526			816,797
Shareholders’ equity	52,987			46,913
Total liabilities and shareholders’ equity	$981,513			$863,710
Net interest income and net interest rate spread including non-interest bearing deposits		$16,320	3.48%		$14,405	3.78%

Net interest margin			3.50%			3.74%

Provision for Loan Loss.  The Company recorded a provision for loan losses in the second quarter of fiscal year 2010 of $9.5 million compared to a provision of $10.3 million for the same period in the prior fiscal year.  The provision was comprised of $7.5 million related to MPS and its greater volume of income tax-related loans and $2.0 million related to the Company’s traditional bank segment due to increases in the general reserves and in the historical loss rates for commercial real estate and multi-family loans.  For the six months ended March 31, 2010 the Company recorded a provision of $14.2 million compared to a provision of $12.4 million for the same period in the prior fiscal year due to the aforementioned factors.  Also see Note 2 to the Notes to Condensed Consolidated Financial Statements and “Financial Condition - Non-performing Assets and Allowance for Loan Losses” herein for further discussion.

Non-Interest Income.  Non-interest income increased by $4.0 million, or 12.0%, to $37.6 million from $33.6 million in the prior fiscal year second quarter.  The increase is primarily the result of higher fee income earned on prepaid debit cards, income tax-related programs, credit products and other products offered by MPS.  Fees earned on MPS-related programs were $37.1 million for the second quarter of fiscal year 2010, compared to $33.0 million for the same quarter in fiscal year 2009.  For the six months ended March 31, 2010, non-interest income increased by $10.6 million, or 21.4%, to $59.7 million from $49.1 million for the same period in the prior fiscal year.  Fees earned on prepaid debit cards, income tax-related programs and other payment systems products and services were $56.7 million for the six months ended March 31, 2010, compared to $48.1 million for the same period in fiscal year 2009.

In addition, the Bank sold mortgage-backed securities resulting in a 2010 fiscal first quarter pre-tax gain on sale of available for sale securities in the amount of $1.9 million compared to $9,000 for the same period in fiscal year 2009.

Non-Interest Expense.  Non-interest expense decreased by $0.8 million, or 2.6%, to $28.9 million for the second quarter of fiscal year 2010 from $29.7 million for the same quarter in fiscal year 2009.  Non-interest expense increased by $3.5 million, or 7.2%, to $51.7 million for the six months ended March 31, 2010 from $48.2 million for the same period in fiscal year 2009.

Card processing expenses declined $0.8 million from $14.9 million in the second quarter of fiscal year 2009 to $14.1 million in the current quarter as costs decreased for income tax-related and credit programs and the Company reduced its plastics expense due to more efficient inventory management.  For the six months ended March 31, 2010, card processing expense totaled $22.4 million, compared to $20.1 million for the same period in the prior fiscal year.

Compensation expense rose $0.6 million to $8.9 million for the three months ended March 31, 2010 as compared to $8.3 million for the same period in fiscal 2009.  For the six months ended March 31, 2010, compensation expense totaled $17.5 million, compared to $15.8 million for the same period in the prior fiscal year.  In January 2010, the Company eliminated 47 positions and included in the 2010 quarter was approximately $0.7 million for severance costs.  The reduction in compensation expense is expected to amount to nearly $5.0 million, on an annualized basis, as a result of this action.

The Company’s occupancy and equipment expense rose modestly during the second quarter of fiscal year 2010 as compared to the same period in the prior fiscal year.  Occupancy and equipment expense for the second quarter of fiscal year 2010 was $2.2 million compared to $2.0 million for the same period in fiscal year 2009.  Occupancy and equipment expense for the six months ended March 31, 2010 was $4.2 million compared to $3.9 million for the same period in fiscal year 2009.  The increases were primarily due to increased repairs and maintenance expense of $0.2 million and depreciation of premises, furniture and equipment of $0.1 million.

Income Tax Expense.  Income tax expense for the second quarter of fiscal year 2010 was $3.1 million, or an effective tax rate of 37.6%, compared to $0.8 million, or an effective tax rate of 39.3%, for the same period in the prior fiscal year.  For the six months ended March 31, 2010, the Company recorded an income tax expense in the amount of $3.8 million, or an effective tax rate of 37.3%, compared to $1.1 million, or an effective tax rate of 37.4% for the same period in the prior fiscal year.  The change in tax expense is primarily due to increased income.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2010, the Company had commitments to originate and purchase loans totaling $39.9 million and commitments to purchase securities available for sale totaling $63.5 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank’s actual capital and required capital amounts and ratios at March 31, 2010 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2010

MetaBank
Tangible capital (to tangible assets)	$68,108	6.94%	$14,730	1.50%	$ n/a	n/a%
Tier 1 (core) capital (to adjusted total assets)	68,108	6.94	39,279	4.00	49,099	5.00
Tier 1 (core) capital (to risk-weighted assets)	68,108	14.63	18,621	4.00	27,932	6.00
Total risk-based capital (to risk-weighted assets)	73,927	15.88	37,243	8.00	46,553	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At March 31, 2010, the Bank exceeded all requirements for the well capitalized category.

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

The Credit Card Accountability Responsibility and Disclosures Act of 2009 (the “Credit Card Act”) was signed into law on May 22, 2009.  It is comprehensive credit card reform legislations that includes a variety of requirements that affect the operations and profitability of credit card issuers.  These requirements generally include the following: (1) limitations on certain increases in annual percentage rates and fees; (2) advance written notice of increases in annual percentage rates and fees, as well as the consumer’s ability to cancel the account before such changes are effective; (3) required payment allocations that prevent issuers from allocating payments above the minimum payment to balances with the lowest annual percentage rate; and (4) a prohibition against overlimit fees unless the consumer has opted-in to such feature of the credit card account.  In addition, the Credit Card Act also contains provisions that affect general use prepaid cards (as discussed below).  While certain open-end credit programs of the Company will be impacted by the Credit Card Act, the operational and financial impact to the Company will be immaterial.  The Company does not anticipate that any of its open-end line of credit programs will be discontinued or extensively modified as a result of the Credit Card Act.  Two of the Company’s credit card programs will have significant changes to the terms and conditions as a result of the Credit Card Act.  However, the account portfolio for these programs is relatively small, so any financial impact to the Company due to any modifications to the programs will be minimal.

On March 23, 2010, the Federal Reserve issued final regulations affecting prepaid products, including gift certificates, store-gift cards and general use prepaid cards (such as network branded cards).  The final rule restricts a company’s ability to impose dormancy, inactivity, or service fees for certain prepaid products, primarily gift cards and requires that three conditions be satisfied before such fees are imposed.  It also generally prohibits the sale or issuance of such products if they have an expiration date of less than 5 years from the date the product was bought or funds were last loaded.  The final rule applies to all gift cards sold on or after August 22, 2010.

Legislative and regulatory changes continue to be proposed with respect to consumer financial products and services.  The most significant of these proposals is currently being debated in Congress and involves the creation of a new, independent federal agency to be called the Consumer Financial Protection Agency.  Debate continues with respect to the creation and powers of the proposed agency and there is no way to predict whether it will be created and, if it is, the authority it will possess.

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

Part I.      Financial Information

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the fair value of its investments.

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

Presented below, as of March 31, 2010 and September 30, 2009, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up 400 and down 100 basis points.  At March 31, 2010, the Company was more sensitive to an adjustment in market value in an increasing interest rate environment compared to September 30, 2009.  Rate decrease scenarios at September 31, 2009 are not presented due to the extremely low rate environment.  As of March 31, 2010, the Bank’s interest rate risk profile was within the limits set forth by the OTS.

	Estimated Increase
	(Decrease) in NPV
Change in	At March 31, 2010		At September 30, 2009
Interest Rates	$ Change	% Change	$ Change	% Change
Basis Points	(Dollars in Thousands)
+400 bp	$(53,547)	(54)%	$—	—%
+300 bp	(35,908)	(36)	(9,543)	(14)
+200 bp	(20,664)	(21)	(505)	(1)
+100 bp	(6,113)	(6)	—	—
—	—	—	—	—
-100 bp	(9,595)	(10)	—	—

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.                                     Legal Proceedings — See “Legal Proceedings” of Note 5 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.                           Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009 as well as in our Quarterly Report on Form 10-Q for the period ended December 31, 2009.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds — See Current Reports on Form 8-K filed on January, 26, 2010 and February 2, 2010.

Item 3.             Defaults Upon Senior Securities — None

Item 4.             Reserved

Item 5.                                     Other Information

At the Company’s Annual Meeting of Shareholders held on January 25, 2010 (the “Annual Meeting”), the shareholders elected the two individuals nominated to serve as directors until 2013 or until their respective successors are elected and qualified, as set forth in Proposal I in the Company’s Proxy Statement relating to the Annual Meeting.  The two individuals elected, and the number of votes cast for, or withheld, with respect to each of them, is as follows:

J. Tyler Haahr	For: 1,279,917	Vote Withheld: 201,416
Bradley C. Hanson	For: 1,459,591	Vote Withheld: 21,742

The following directors continue to serve on the Board of Directors following the Annual Meeting:  James S. Haahr, E. Thurman Gaskill, Bradley C. Hanson, Frederick V. Moore, Rodney G. Muilenburg and Jeanne Partlow.  E. Wayne Cooley retired from the Company’s Board of Directors effective 12/31/09 for personal reasons.

Item 6.             Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date:	May 11, 2010	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	May 11, 2010	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.