Form 10-Q/A
period 2010-03-31
META FINANCIAL GROUP INC
filed 2010-05-14
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 13, 2010:
Common Stock, $.01 par value	3,082,362 Common Shares

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed by Meta Financial Group, Inc. to amend the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the Securities and Exchange Commission on May 11, 2010 (the “Initial Report”). The sole purpose for filing this Amendment No. 1 is to disclose developments in the legal proceedings discussed in Note 5 to the Notes to Condensed Consolidated Financial Statements in the Initial Report. No other changes have been made to the Initial Report, nor does Amendment No. 1 change previously reported financial results or other financial disclosures contained in the Initial Report. This Amendment No. 1 has not been updated to reflect events occurring after the filing of the Initial Report.

META FINANCIAL GROUP, INC.

FORM 10-Q/A

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

Legal Proceedings

Lawsuits against MetaBank involving the sale of purported MetaBank certificates of deposit continue to be addressed.  Since its filing of Form 10-K for the year ended September 30, 2009, the matter of Methodist Hospitals of Dallas v. MetaBank and Meta Financial Group, Inc., filed in the 95th Judicial District Court of Dallas County, TX, Cause No. 08-06994, has been settled for a payment (see below) and the matter dismissed with prejudice.  In all, nine cases have been filed to date, and of those nine, two have been dismissed, and three have been settled for payments that the Company deemed reasonable under the circumstances, including the costs of litigation.  Of the four remaining cases, two are class action cases.  On May 5, 2010, in one of these two cases, Guardian Angel Credit Union v. MetaBank et al., Case No. 08-cv-261-PB (USDC, District of NH), the court granted the plaintiff’s motion to certify the class.  The other two cases, not styled as class actions, are cases in which each plaintiff seeks recovery of $99,000 and other specified damages, in connection with a fraudulent CD.  This matter was first disclosed in the Company's quarterly report for the period ended December 31, 2007, which stated that an employee of the Bank had sold fraudulent CDs for her own benefit.  The unauthorized and illegal actions of the employee have since prompted a number of demands and lawsuits seeking recovery on the bogus CDs to be filed against the Bank, which have been disclosed in subsequent filings.  The employee was prosecuted, convicted and is scheduled for sentencing in June, 2010.  Notwithstanding the nature of her crimes, which were secreted from the Bank and its management, plaintiffs in the four remaining cases seek to impose liability on the Bank under a number of legal theories with respect to the remaining $3.8 million of bogus CDs that were issued by the former employee.  The Bank and its insurer, which has assumed defense of the action and which is advancing defense costs subject to a reservation of rights, continue to vigorously contest liability in the remaining actions.

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

META FINANCIAL GROUP, INC.

Date:	May 14, 2010	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	May 14, 2010	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.