Form 10-Q
period 2010-06-30
META FINANCIAL GROUP INC
filed 2010-08-10
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 6, 2010:
Common Stock, $.01 par value	3,085,672 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2010	September 30, 2009

ASSETS
Cash and cash equivalents	$17,424	$6,168
Federal funds sold	—	9
Investment securities available for sale	19,434	17,566
Mortgage-backed securities available for sale	477,770	347,272
Loans receivable - net of allowance for loan losses of $5,140 at June 30, 2010 and $6,993 at September 30, 2009	373,627	391,609
Federal Home Loan Bank Stock, at cost	8,086	7,050
Accrued interest receivable	4,609	4,344
Bond insurance receivable	3,920	4,118
Premises, furniture, and equipment, net	20,882	21,989
Bank-owned life insurance	13,664	13,270
Foreclosed real estate and repossessed assets	1,071	2,053
Goodwill and intangible assets	2,749	2,215
MPS accounts receivable	8,093	5,381
Other assets	9,972	11,733

Total assets	$961,301	$834,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$529,459	$442,158
Interest-bearing checking	25,179	15,602
Savings deposits	10,772	10,001
Money market deposits	34,443	39,823
Time certificates of deposit	141,652	146,163
Total deposits	741,505	653,747
Advances from Federal Home Loan Bank	109,000	74,800
Other borrowings from Federal Reserve Bank	—	25,000
Securities sold under agreements to repurchase	8,302	6,686
Subordinated debentures	10,310	10,310
Accrued interest payable	318	447
Contingent liability	4,045	4,268
Accrued expenses and other liabilities	18,024	12,174
Total liabilities	891,504	787,432

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 3,372,999 shares issued, 3,082,612 and 2,634,215 shares outstanding at June 30, 2010 and September 30, 2009, respectively	34	30
Additional paid-in capital	31,773	23,551
Retained earnings - substantially restricted	40,388	31,626
Accumulated other comprehensive income (loss)	2,732	(1,838)
Treasury stock, 290,387 and 323,784 common shares, at cost, at June 30, 2010 and September 30, 2009, respectively	(5,130)	(6,024)
Total shareholders’ equity	69,797	47,345

Total liabilities and shareholders’ equity	$961,301	$834,777

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans receivable, including fees	$5,523	$5,625	$19,624	$19,533
Mortgage-backed securities	4,393	2,652	9,375	7,457
Other investments	198	188	562	735
	10,114	8,465	29,561	27,725
Interest expense:
Deposits	939	1,211	2,976	4,184
FHLB advances and other borrowings	517	910	1,607	2,792
	1,456	2,121	4,583	6,976

Net interest income	8,658	6,344	24,978	20,749

Provision for loan losses	609	6,277	14,778	18,676

Net interest income after provision for loan losses	8,049	67	10,200	2,073

Non-interest income:
Card fees	18,206	15,677	74,866	63,763
Gain on sale of securities available for sale, net	239	204	2,093	213
Deposit fees	191	189	585	567
Bank-owned life insurance income	132	124	394	382
Loan fees	68	212	246	542
Loss on sale of REO	(105)	(208)	(105)	(208)
Gain on sale of membership equity interests, net	—	515	—	515
Other income	62	162	388	247
Total non-interest income	18,793	16,875	78,467	66,021

Non-interest expense:
Card processing expense	8,060	7,307	29,897	28,166
Compensation and benefits	7,500	8,218	25,032	23,999
Occupancy and equipment expense	1,995	1,996	6,229	5,849
Data processing expense	756	293	1,306	817
Legal and consulting expense	521	690	2,405	2,735
Marketing	384	349	1,593	1,161
Other expense	1,943	2,102	6,366	6,430
Total non-interest expense	21,159	20,955	72,828	69,157

Income (loss) before income tax expense (benefit)	5,683	(4,013)	15,839	(1,063)

Income tax expense (benefit)	2,145	(1,431)	5,935	(329)

Net income (loss)	$3,538	$(2,582)	$9,904	$(734)

Earnings (loss) per common share:
Basic	$1.15	$(0.99)	$3.44	$(0.28)
Diluted	$1.11	$(0.99)	$3.37	$(0.28)

Dividends declared per common share:	$0.13	$0.13	$0.39	$0.39

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$3,538	$(2,582)	$9,904	$(734)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	8,498	(435)	5,196	(631)
Gains realized in net income	239	204	2,093	213
	8,737	(231)	7,289	(418)
Deferred income tax effect	3,259	(86)	2,719	(156)
Total other comprehensive income (loss)	5,478	(145)	4,570	(262)
Total comprehensive income (loss)	$9,016	$(2,727)	$14,474	$(996)

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Nine Months Ended June 30, 2010 and 2009

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Treasury Stock	Total Shareholders’ Equity

Balance, September 30, 2008	$30	$23,058	$34,442	$(5,022)	$(6,775)	$45,733

Cash dividends declared on common stock ($.39 per share)	—	—	(1,014)	—	—	(1,014)

Issuance of 5,200 common shares from treasury stock due to issuance of restricted stock	—	(101)	—	—	101	—

Stock compensation	—	385	—	—	—	385

Change in net unrealized losses on securities available for sale	—	—	—	(262)	—	(262)

Net loss for nine months ended June 30, 2009	—	—	(734)	—	—	(734)

Balance, June 30, 2009	$30	$23,342	$32,694	$(5,284)	$(6,674)	$44,108

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$(6,024)	$47,345

Cash dividends declared on common stock ($.39 per share)	—	—	(1,142)	—	—	(1,142)

Issuance of 415,000 common shares from the sales of equity securities	4	8,563	—	—	—	8,567

Issuance of 23,287 common shares from treasury stock due to issuance of restricted stock and exercise of stock options	—	(272)	—	—	894	622

Stock compensation	—	(69)	—	—	—	(69)

Change in net unrealized losses on securities available for sale	—	—	—	4,570	—	4,570

Net income for nine months ended June 30, 2010	—	—	9,904	—	—	9,904

Balance, June 30, 2010	$34	$31,773	$40,388	$2,732	$(5,130)	$69,797

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$9,904	$(734)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	8,716	3,875
Provision for loan losses	14,778	18,676
Loss on sale of other	106	143
(Gain) on sale of available for sale securities, net	(2,093)	(213)
(Gain) on sale of membership equity interests, net	—	(515)
Net change in accrued interest receivable	(265)	1,032
Net change in other assets	(1,681)	2,904
Net change in accrued interest payable	(129)	29
Net change in accrued expenses and other liabilities	5,627	406
Net cash provided by operating activities	34,963	25,603

Cash flow from investing activities:
Purchase of securities available for sale	(378,557)	(156,114)
Net change in federal funds sold	9	(4,844)
Proceeds from sales of securities available for sale	93,359	10,848
Proceeds from maturities and principal repayments of securities available for sale	156,327	60,727
Loans purchased	(1,287)	(52,070)
Net other change in loans receivable	4,678	56,263
Proceeds from sales of foreclosed real estate	733	—
Net change in Federal Home Loan Bank stock	(1,036)	1,305
Proceeds from the sale of premises and equipment	—	2
Purchase of premises and equipment	(1,766)	(3,076)
Other, net	(2,719)	(52)
Net cash (used in) investing activities	(130,259)	(87,011)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	92,269	99,129
Net change in time deposits	(4,511)	17,439
Net change in advances from Federal Home Loan Bank and other borrowings	9,200	(55,275)
Net change in securities sold under agreements to repurchase	1,616	3,008
Cash dividends paid	(1,142)	(1,014)
Proceeds from issuance of equity securities	8,567	—
Stock compensation	(69)	385
Proceeds from exercise of stock options	622	—
Net cash provided by financing activities	106,552	63,672

Net change in cash and cash equivalents	11,256	2,264

Cash and cash equivalents at beginning of period	6,168	2,963
Cash and cash equivalents at end of period	$17,424	$5,227

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,711	$6,947
Income taxes	1,664	2,607

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$244	$3,775

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2010, are not necessarily indicative of the results expected for the year ending September 30, 2010.

Certain reclassifications have been made to prior periods’ consolidated financial statements to present them on a basis comparable within the current period’s consolidated financial statements.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

At June 30, 2010 the Company’s allowance for loan losses was $5.1 million, a decrease of $1.9 million from $7.0 million at September 30, 2009.  During the nine months ended June 30, 2010 the Company recorded a provision for loan losses of $14.8 million.  $11.0 million related to the Company’s Meta Payment Systems® (“MPS”) division, of which $10.0 million related to loan originations offered in collaboration with a nationally known tax preparation firm.  This level of losses is consistent with expectations for this program.  In addition to the Company’s loss provision, the contractual arrangement with this firm provides for substantial, but not full, reimbursement of financial losses, if any.  During the nine months ended June 30, 2010, the Company recorded a retail bank provision in the amount of $3.8 million due to increases in the general reserves and in the historical loss rates for commercial real estate and multi-family loans.  Three loans with commercial borrowers were partially charged off in the amount of $5.7 million during the second and third quarters of fiscal 2010 and a fourth loan with a commercial borrower was fully charged-off in the amount of $0.4 million.  These three loans were previously reserved for and classified as doubtful.

During the three months ended June 30, 2010, the Company recorded a provision for loan losses in the amount of $0.6 million, consisting of a $0.7 million provision primarily related to increases in the general reserves and in the historical loss rates for commercial real estate and multi-family loans partially offset by a negative provision of $0.1 million related to the MPS loan portfolio.  The current quarter decrease in the MPS provision for loan losses relates to the MPS tax-related loans and resulted from actual loss rates trending slightly better than anticipated.

The Company’s total net charge-offs for the three and nine months ended June 30, 2010 were $13.0 million and $16.6 million, respectively.  The net charge-offs related to the MPS tax loan portfolio were $10.8 million and $10.0 million, respectively.  Further discussion of this change in the allowance is included in “Financial Condition - Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE (“EPS”)

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

A reconciliation of the income (loss) and common stock share amounts used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2010 and 2009 is presented below.

Three Months Ended June 30,	2010	2009
(Dollars in Thousands, Except Share and Per Share Data)

Earnings (Loss)
Net Income (Loss)	$3,538	$(2,582)

Basic EPS
Weighted average common shares outstanding	3,080,242	2,602,655
Less weighted average unallocated ESOP and nonvested shares	(3,334)	(5,000)
Weighted average common shares outstanding	3,076,908	2,597,655

Earnings (Loss) Per Common Share
Basic	$1.15	$(0.99)

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,076,908	2,597,655
Add dilutive effect of assumed exercises of stock options, net of tax benefits	101,740	—
Weighted average common and dilutive potential common shares outstanding	3,178,648	2,597,655

Earnings (Loss) Per Common Share
Diluted	$1.11	$(0.99)

Nine Months Ended June 30,	2010	2009
(Dollars in Thousands, Except Share and Per Share Data)

Earnings (Loss)
Net Income (Loss)	$9,904	$(734)

Basic EPS
Weighted average common shares outstanding	2,885,665	2,602,655
Less weighted average unallocated ESOP and nonvested shares	(3,334)	(5,000)
Weighted average common shares outstanding	2,882,331	2,597,655

Earnings (Loss) Per Common Share
Basic	$3.44	$(0.28)

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,882,331	2,597,655
Add dilutive effect of assumed exercises of stock options, net of tax benefits	58,315	—
Weighted average common and dilutive potential common shares outstanding	2,940,646	2,597,655

Earnings (Loss) Per Common Share
Diluted	$3.37	$(0.28)

Stock options totaling 75,433 and 174,827 were not considered in computing diluted EPS for the three and nine months ended June 30, 2010, respectively, because they were not dilutive.  Stock options totaling 473,955 and 511,274 were not considered in computing diluted EPS for the three and nine months ended June 30, 2009, respectively, because they were not dilutive.  The calculation of the diluted EPS for the three and nine months ended June 30, 2009 does not reflect the assumed exercise of 10,200 and 28,567 stock options, respectively, because the effect would have been anti-dilutive for the period.

NOTE 4.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of June 30, 2010 and September 30, 2009 are presented below.

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
June 30, 2010

Debt securities
Trust preferred and corporate securities	$25,813	$25	$(8,764)	$17,074
Obligations of states and political subdivisions	2,253	107	—	2,360
Mortgage-backed securities	464,780	12,990	—	477,770
Total debt securities	$492,846	$13,122	$(8,764)	$497,204

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
September 30, 2009

Debt securities
Trust preferred and corporate securities	$25,805	$—	$(10,604)	$15,201
Obligations of states and political subdivisions	2,258	107	—	2,365
Mortgage-backed securities	339,706	7,662	(96)	347,272
Total debt securities	$367,769	$7,769	$(10,700)	$364,838

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2010 and September 30, 2009 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
June 30, 2010

Debt securities
Trust preferred and corporate securities	$—	$—	$16,549	$(8,764)	$16,549	$(8,764)
Mortgage-backed securities	—	—	—	—	—	—
Total debt securities	$—	$—	$16,549	$(8,764)	$16,549	$(8,764)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
September 30, 2009

Debt securities
Trust preferred and corporate securities	$—	$—	$15,201	$(10,604)	$15,201	$(10,604)
Mortgage-backed securities	17,780	(37)	10,782	(59)	28,562	(96)
Total debt securities	$17,780	$(37)	$28,348	$(10,663)	$46,128	$(10,700)

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

	AMORTIZED	FAIR
	COST	VALUE
	(Dollars in Thousands)
June 30, 2010

Due in one year or less	$100	$102
Due after one year through five years	1,720	1,801
Due after five years through ten years	433	457
Due after ten years	25,813	17,074
	28,066	19,434
Mortgage-backed securities	464,780	477,770
Total debt securities	$492,846	$497,204

NOTE 5.  COMMITMENTS AND CONTINGENCIES

At June 30, 2010 and September 30, 2009, the Company had outstanding commitments to originate and purchase loans totaling $37.3 million and $51.8 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At June 30, 2010, the Company had commitments to purchase securities available for sale totaling $0.4 million.  There were no commitments to sell securities available for sale.

Legal Proceedings

Lawsuits against MetaBank involving the sale of purported MetaBank certificates of deposit continue to be addressed.  Since its filing of Form 10-K for the year ended September 30, 2009, the matter of Methodist Hospitals of Dallas v. MetaBank and Meta Financial Group, Inc., filed in the 95th Judicial District Court of Dallas County, TX, Cause No. 08-06994, has been settled for a payment (see below) and the matter dismissed with prejudice.  In all, nine cases have been filed to date, and of those nine, two have been dismissed, and three have been settled for payments that the Company deemed reasonable under the circumstances, including the costs of litigation.  Of the four remaining cases, two are class action cases.  On May 5, 2010, in one of these two cases, Guardian Angel Credit Union v. MetaBank et al., Case No. 08-cv-261-PB (USDC, District of NH), the court granted the plaintiff’s motion to certify the class.  The other two cases, not styled as class actions, are cases in which each plaintiff seeks recovery of $99,000 and other specified damages, in connection with a fraudulent CD.  Additionally, a lawsuit relating to this matter has been filed by Airline Pilots Assoc Federal Credit Union in the Iowa District court for Polk County, Case number CL-118792.  This overall matter was first disclosed in the Company’s quarterly report for the period ended December 31, 2007, which stated that an employee of the Bank had sold fraudulent CDs for her own benefit.  The unauthorized and illegal actions of the employee have since prompted a number of demands and lawsuits seeking recovery on the bogus CDs to be filed against the Bank, which have been disclosed in subsequent filings.  The employee was prosecuted, convicted and, on June 2, 2010, was sentenced to more than seven years in federal prison and ordered to pay more than $4 million in restitution.  Notwithstanding the nature of her crimes, which were secreted from the Bank and its management, plaintiffs in the four remaining cases seek to impose liability on the Bank under a number of legal theories with respect to the remaining $3.8 million of bogus CDs that were issued by the former employee.  The Bank and its insurer, which has assumed defense of the action and which is advancing defense costs subject to a reservation of rights, continue to vigorously contest liability in the remaining actions.

Cedar Rapids Bank & Trust Company v MetaBank, Case No. LACV007196.  In a separate matter, on November 3, 2009, Cedar Rapids Bank & Trust Company (“CRBT”) filed a Petition against MetaBank in the Iowa District Court in and for Linn County claiming an unspecified amount of money damages against MetaBank arising from CRBT’s participation in loans originated by MetaBank to companies owned or controlled by Dan Nelson.  The complaint states that the Nelson companies eventually filed for bankruptcy and the loans, including CRBT’s portion, were not fully repaid.  Under a variety of theories, CRBT claims that MetaBank had material negative information about Dan Nelson, his companies and the loans that it did not share with CRBT prior to CRBT taking a participation interest.  MetaBank believes that CRBT’s loss of principal was limited to approximately $200,000, and in any event intends to vigorously defend the case.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

NOTE 6.  STOCK OPTION PLAN

The Company maintains the 2002 Omnibus Incentive Plan, which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company.  Awards are granted by the Stock Option Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

In accordance with ASC 718, compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The exercise price of options or fair value of nonvested shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date.  The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock based incentive awards has been negligible.  Forfeitures for the nine months ended June 30, 2010 are primarily the result of the Company’s second quarter reduction in staff and are not indicative of future forfeitures.

A summary of option activity for the nine months ended June 30, 2010 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2009	577,921	$23.74	7.12	$1,836
Granted	2,500	23.65
Exercised	(30,544)	17.71
Forfeited or expired	(100,537)	32.30
Options outstanding, June 30, 2010	449,340	$22.20	6.20	$3,952

Options exercisable, June 30, 2010	409,815	$22.16	6.19	$3,630

A summary of nonvested share activity for the nine months ended June 30, 2010 is presented below:

	Number of	Weighted Average
	Shares	Fair Value at Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2009	3,334	$24.43
Granted	3,600	23.01
Vested	(3,600)	23.01
Forfeited or expired	—	—
Nonvested shares outstanding, June 30, 2010	3,334	$24.43

As of June 30, 2010, stock based compensation expense not yet recognized in income totaled $97,000 which is expected to be recognized over a weighted average remaining period of 0.79 years.

NOTE 7.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Traditional Banking, along with the second reportable segment, MPS, comprise the entirety of its banking subsidiary, MetaBank (the “Bank”).  The Bank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and Meta Trust Company® and inter-segment eliminations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three and nine months ended June 30, 2010 and 2009, respectively.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended June 30, 2010
Interest income	$7,261	$2,837	$16	$10,114
Interest expense	1,251	91	114	1,456
Net interest income (loss)	6,010	2,746	(98)	8,658
Provision for loan losses	675	(66)	—	609
Non-interest income	550	18,215	28	18,793
Non-interest expense	4,720	16,244	195	21,159
Income (loss) before tax	1,165	4,783	(265)	5,683
Income tax expense (benefit)	450	1,821	(126)	2,145
Net income (loss)	$715	$2,962	$(139)	$3,538

Inter-segment revenue (expense)	$2,093	$(2,093)	$—	$—
Total assets	417,035	542,169	2,097	961,301
Total deposits	231,974	510,875	(1,344)	741,505

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended June 30, 2009
Interest income	$6,776	$1,661	$28	$8,465
Interest expense	1,828	148	145	2,121
Net interest income (loss)	4,948	1,513	(117)	6,344
Provision for loan losses	5,504	773	—	6,277
Non-interest income	1,141	15,700	34	16,875
Non-interest expense	4,358	16,319	278	20,955
Income (loss) before tax	(3,773)	121	(361)	(4,013)
Income tax expense (benefit)	(1,350)	34	(115)	(1,431)
Net income (loss)	$(2,423)	$87	$(246)	$(2,582)

Inter-segment revenue (expense)	$2,177	$(2,177)	$—	$—
Total assets	352,931	465,124	1,460	819,515
Total deposits	220,670	442,187	(317)	662,540

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2010
Interest income	$18,869	$10,662	$30	$29,561
Interest expense	3,919	307	357	4,583
Net interest income (loss)	14,950	10,355	(327)	24,978
Provision for loan losses	3,775	11,003	—	14,778
Non-interest income	3,525	74,859	83	78,467
Non-interest expense	14,545	57,687	596	72,828
Income (loss) before tax	155	16,524	(840)	15,839
Income tax expense (benefit)	61	6,198	(324)	5,935
Net income (loss)	$94	$10,326	$(516)	$9,904

Inter-segment revenue (expense)	$7,045	$(7,045)	$—	$—
Total assets	417,035	542,169	2,097	961,301
Total deposits	231,974	510,875	(1,344)	741,505

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2009
Interest income	$19,773	$7,866	$86	$27,725
Interest expense	5,715	778	483	6,976
Net interest income (loss)	14,058	7,088	(397)	20,749
Provision for loan losses	10,527	8,149	—	18,676
Non-interest income	2,113	63,833	75	66,021
Non-interest expense	14,007	54,185	965	69,157
Income (loss) before tax	(8,363)	8,587	(1,287)	(1,063)
Income tax expense (benefit)	(3,046)	3,156	(439)	(329)
Net income (loss)	$(5,317)	$5,431	$(848)	$(734)

Inter-segment revenue (expense)	$6,253	$(6,253)	$—	$—
Total assets	352,931	465,124	1,460	819,515
Total deposits	220,670	442,187	(317)	662,540

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

In July 2010, the FASB issued ASC Topic 310, “Receivables” which amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the allowance for loan and lease losses (the “allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of the new authoritative guidance under ASC Topic 310 will be effective in the reporting period ending December 31, 2010.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.   The adoption is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

The fair value hierarchy is as follows:

Level 1 Inputs — Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access at the measurement date.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at June 30, 2010.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of June 30, 2010.

	Fair Value at June 30, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$497,204	$—	$497,204	$—

Included in securities available for sale are trust preferred securities as follows:

At June 30, 2010

			Unrealized	S&P	Moody
Issuer(1)	Book Value	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,981	$3,216	$(1,765)	BB	Baa3
Huntington Capital Trust II SE	4,970	2,845	(2,125)	B	Ba1
Bank Boston Capital Trust IV (2)	4,962	3,213	(1,749)	BB	Baa3
Bank America Capital III	4,950	3,315	(1,635)	BB	Baa3
PNC Capital Trust	4,950	3,835	(1,115)	BBB	Baa2
Cascade Capital Trust I 144A (3)	500	125	(375)
CNB Invt Tr II Exchangeable Pfd Ser B (3)	500	525	25
Total	$25,813	$17,074	$(8,739)

(1)

Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination except for Cascade Capital Trust I 144A which has deferred payment of its interest, and which is on non-accrual.

(2)	Bank Boston was acquired by Bank of America.
(3)	Securities not rated.

The Company’s management reviews the status and potential impairment of the trust preferred securities on a monthly basis.  In its review, management discusses duration of unrealized losses and reviews credit rating changes.  Some, but not necessarily all, of the other factors considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, the nature of the securities, the condition of the banks listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

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

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of June 30, 2010.

	Fair Value at June 30, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

FHLB Stock	$8,086	$—	$8,086	$—
Foreclosed Assets, net	1,071	—	1,071	—
Loans	7,826	—	7,826	—
Total	$16,983	$—	$16,983	$—

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2010 and September 30, 2009, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Banks’ capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2010 and September 30, 2009.  The fair value for ASC 825 purposes is estimated using a historical replacement cost basis concept (i.e. entity price concept).  The information presented is subject to change over time based on a variety of factors, such as interest rates and market conditions.

	June 30, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$17,424	$17,424	$6,168	$6,168
Federal funds sold	—	—	9	9
Securities available for sale	497,204	497,204	364,838	364,838
Loans receivable, net	373,627	377,829	391,609	396,640
FHLB stock	8,086	8,086	7,050	7,050
Accrued interest receivable	4,609	4,609	4,344	4,344

Financial liabilities
Noninterest bearing demand deposits	529,459	529,459	442,158	442,158
Interest bearing demand deposits, savings, and money markets	70,394	70,394	65,426	65,426
Certificates of deposit	141,652	143,867	146,163	148,673
Total deposits	741,505	743,720	653,747	656,257

Advances from FHLB	109,000	112,214	74,800	76,034
FRB TAF Borrowings	—	—	25,000	25,000
Securities sold under agreements to repurchase	8,302	8,302	6,686	6,686
Subordinated debentures	10,310	10,311	10,310	10,656
Accrued interest payable	318	318	447	447

Off-balance-sheet instruments, loan commitments	—	—	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2010 and September 30, 2009.

CASH AND CASH EQUIVALENTS

The carrying amount of cash and short-term investments is assumed to approximate the fair value.

FEDERAL FUNDS SOLD

The carrying amount of federal funds sold is assumed to approximate the fair value.

SECURITIES AVAILABLE FOR SALE

To the extent available, quoted market prices or dealer quotes were used to determine the fair value of securities available for sale.  For those securities which are thinly traded, or for which market data was not available, management estimated fair value using other available data.  The basis on which the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method.

LOANS RECEIVABLE, NET

The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of June 30, 2010 and September 30, 2009.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of June 30, 2010 and September 30, 2009 for advances with similar terms and remaining maturities.

FEDERAL RESERVE BANK (“FRB”) TERM AUCTION FACILITY (“TAF”) BORROWINGS

The carrying amount of FRB TAF borrowings is assumed to approximate the fair value due to short-term maturities of 30 days or less.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of June 30, 2010 and September 30, 2009 over the contractual maturity of such borrowings.

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

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2010 and 2009 are as follows:

	Traditional	Meta Payment	Meta Payment	Meta Payment
	Banking	Systems®	Systems®	Systems®
	Goodwill	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2009	$1,508	$—	$707	$—	$2,215

Acquisitions during the period	—	—	399	231	630

Accumulated amortization	—	—	—	(96)	(96)

Balance as of June 30, 2010	$1,508	$—	$1,106	$135	$2,749

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Goodwill	Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2008	$1,508	$425	$273	$2,206

Acquisitions during the period	—	—	302	302

Balance as of June 30, 2009	$1,508	$425	$575	$2,508

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to goodwill during the nine months ended June 30, 2010 and 2009.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

META FINANCIAL GROUP, INC®.

AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Meta Financial Group, Inc.®, (“Meta Financial” or “the Company”) and its wholly-owned subsidiaries, MetaBank™ (the “Bank”), and Meta Trust Company® (“Meta Trust” or the “Trust Company”), may from time to time make written or oral “forward-looking statements,” including statements contained in this and other filings with the Securities and Exchange Commission (“SEC”), in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2010, compared to September 30, 2009, and the consolidated results of operations for the three and nine months ended June 30, 2010 and 2009. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2009.

CORPORATE DEVELOPMENTS AND OVERVIEW

The Company recorded net income of $3.5 million for the 2010 fiscal third quarter which was primarily due to increases in card fee revenue of $2.5 million, mortgage-backed securities interest income of $1.7 million and lower provision for loan losses of $5.7 million. Additionally, the Company recorded a $0.5 million net gain on the sale of membership equity interests in the 2009 third quarter as compared to none in the current fiscal quarter. The MPS division’s credit business lines was a major contributor to the increase in revenue in the first nine months of fiscal 2010 with income tax-related revenue accounting for approximately one-third of the increase.  Offsetting the above was an increase of $3.6 million in the Company’s provision for income tax expense.

The traditional bank segment is continuing to build its customer base in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa and smaller towns in Brookings, SD and Storm Lake, IA.  The Bank focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate owners in these communities.  The Bank currently operates 12 retail banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and a non-retail service branch in Memphis, Tennessee.  The traditional bank implemented new checking products early in the first quarter of fiscal 2010.  Retail bank checking balances grew 22%  from $36.0 million at September 30, 2009 to $44.0 million at June 30, 2010.  In addition, retail provision for loan losses was $4.8 million lower than the previous year’s quarter.  The bank segment continues its emphasis on cost control as 10 positions have been eliminated over the last 12 months.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

FINANCIAL CONDITION

As of June 30, 2010, the Company’s assets grew by $126.5 million, or 15.2%, to $961.3 million compared to $834.8 million at September 30, 2009.  The increase in assets was caused primarily by growth in the Company’s mortgage-backed securities available for sale and cash and cash equivalents offset in part by a decrease in the Company’s net loans receivable.

Total cash and cash equivalents and federal funds sold were $17.4 million at June 30, 2010, an increase of $11.2 million from $6.2 million at September 30, 2009.  The increase primarily was the result of the Company’s additional liquidity due to an increase in deposits, primarily due to deposits generated by MPS.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB and FRB.  Federal funds sold deposits are maintained at the FHLB.  At June 30, 2010, the Company had no federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $132.4 million, or 36.3%, to $497.2 million at June 30, 2010, as investment purchases exceeded related investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have an anticipated average duration of 3.4 years.  Approximately 2% of the mortgage-backed securities have balloon maturities which further limit extension risk.  During the nine month period ended June 30, 2010, the Company purchased $378.6 million of mortgage-backed securities with average lives of five years or less and stated final lives of 30 years or less.

The Company’s portfolio of net loans receivable decreased $18.0 million, or 4.6%, to $373.6 million at June 30, 2010.  Commercial operating, commercial real estate, and one- to four-family residential real estate loans decreased $5.4 million, $21.0 million, and $6.0 million, respectively.  These decreases were primarily offset by an increase of $16.7 million in MPS consumer loans.  In addition, the allowance for loan losses decreased $1.9 million due to improvement in asset quality and the charge off of problem loans.

Foreclosed real estate and repossessed assets decreased to $1.1 million as compared to $2.1 million at September 30, 2009 due to the Company’s write-down and sale of foreclosed real estate and repossessed assets.

Other assets decreased by $1.8 million, or 15.0%, to $10.0 million at June 30, 2010.  This decrease primarily relates to a $4.0 million change in the Company’s deferred federal and state taxes from a $3.4 million deferred tax asset to a $0.6 million deferred tax liability which was offset in part by a one-time prepayment in December 2009 of $3.9 million with respect to the Company’s prepaid FDIC assessment.  The change in the Company’s deferred federal and state tax from an asset to a liability was primarily due to a positive change in the unrealized gain on its securities available for sale portfolio.  See Note 4 to the Notes to Condensed Consolidated Financial Statements.

Total deposits increased $87.8 million, or 13.4%, to $741.5 million at June 30, 2010.  The Company continues to grow its low- and no-cost deposit portfolio.  Total MPS-generated deposits were up $88.8 million, or 21.0%, at June 30, 2010, as compared to September 30, 2009.  This increase results from growth in prepaid card programs.  Retail bank checking balances were up $8.1 million, or 22.4%,  at June 30, 2010, as compared to September 30, 2009.  Offsetting the above increases was a $4.5 million decrease in certificates of deposits primarily related to a decrease in public funds and a $5.4 million reduction in money market account balances.

Total borrowings increased $10.8 million, or 9.3%, from $116.8 million at September 30, 2009 to $127.6 million at June 30, 2010.  The Company reduced its FRB TAF borrowings by $25.0 million due to maturity and discontinuation of the TAF program.  More than offsetting this decrease was an increase of $34.2 million of borrowings with the FHLB.

Accrued expenses and other liabilities increased $5.8 million, or 48.0%, to $18.0 million at June 30, 2010.  This increase was primarily related to a change of $3.0 million in liability for federal and state income taxes.  At September 30, 2009, the Company recorded a receivable of $2.1 million as compared to a liability of $0.9 million at June 30, 2010, due to an increase in the Company’s taxable income as compared to the prior fiscal year’s taxable loss.

At June 30, 2010, the Company’s shareholders’ equity totaled $69.8 million, up $22.5 million from $47.3 million at September 30, 2009.  The increase was related to the previously disclosed net sales of equity securities in the amount of $8.6 million and 2010 year-to-date net income (see “Results of Operations” below), and a favorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio partially offset by the payment of dividends on the Company’s common stock.  At June 30, 2010, the Bank continues to exceed all regulatory requirements for classification as well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at June 30, 2010 adequately reflects potential risks related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	June 30, 2010	September 30, 2009
	(Dollars in Thousands)

Non-Performing Loans

Non-Accruing Loans :
1-4 Family	$99	$266
Commercial & Multi Family	5,212	11,512
Commercial Business	271	871
Total	5,582	12,649

Accruing Loans Delinquent 90 Days or More:	—	—
Total	—	—

Total Non-Performing Loans	5,582	12,649

Other Assets

Non-Accruing Investments :
Trust Preferred Securities	500	—
Total	500	—

Foreclosed Assets:
Commercial & Multi Family	443	957
Commercial Business	628	1,096
Total	1,071	2,053

Total Other Assets	1,571	2,053

Total Non-Performing Assets	$7,153	$14,702
Total as a Percentage of Total Assets	0.74%	1.76%

The 2010 year-to-date decrease in non-performing loans primarily relates to charge-offs for four commercial borrowers and improving quality of the loan portfolio.  See Note 2 to the Notes to Condensed Consolidated Financial Statements.

In addition, the Company was informed in March 2010 that one of its available for sale trust preferred securities, Cascade Capital Trust I 144A (“Cascade”), was deferring all interest payments in order to conserve capital while they address items contained in a memorandum of understanding entered into with the FDIC.  Cascade is accruing the expense and expects to pay the deferred interest balances on the trust preferred bonds upon approval from the FDIC.  In the meantime, the Company has placed the investment on nonaccrual status, classified it as substandard, and included it in total substandard assets below.

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

On the basis of management’s review of its loans and other assets, at June 30, 2010, the Company had classified a total of $24.9 million of its assets as substandard, $4.6 million as doubtful and none as loss.  This compares to classifications at September 30, 2009 of $30.8 million as substandard, $10.4 million as doubtful and none as loss.  As of June 30, 2010, $20.4 million out of a total of $24.9 million of substandard assets is attributable to the trust preferred securities identified above.  See Note 9 to the Notes to Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic slowdown continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past three years, loss rates in the commercial and multi-family real estate market have increased.  Management concludes that future losses in this portfolio may be slightly higher than recent historical experience, excluding loan losses related to fraud by borrowers.  Current trends in agricultural markets continue to be mostly positive.  Reasonable commodity prices as well as higher expected yields have created strong economic conditions for most farmers.  Nonetheless, management still expects that future losses in this portfolio could be higher than the very positive recent historical experience.  Management believes that the subdued economic growth may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Traditional Bank’s consumer loan portfolio is secured by residential real estate, as discussed above, and is an area to be closely monitored by management in view of its stated concerns.  The Company’s MPS division, in connection with its relationship to a nationally known tax preparation firm (“tax firm”), issued income tax-related loans to some of the tax firm’s customers during the first and second quarters of fiscal 2010.  These loans are typically repaid at approximately the same time the customer receives their tax refund and are now substantially repaid or charged off.  The Company engaged in this program in the prior year as well.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2010 reflects an adequate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

At June 30, 2010, the Company has established an allowance for loan losses totaling $5.1 million, or 92.1% of non-performing loans, compared to $7.0 million, or 55.3% of non-performing loans, at September 30, 2009.  Excluding the $0.6 million allowance related to MPS loans, for purposes of analyzing the Traditional Bank segment, the ratio of allowance to non-performing loans would have been 81.0% at June 30, 2010.  The increase in the coverage ratio is due to management taking a more conservative approach to valuing its assets and related collateral to reflect the recent and ongoing decline in values and an increase in the historical loss rate for commercial real estate and multi-family loans.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three and nine months ended June 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2010	2009	2010	2009

Beginning balance	$17,521	$11,224	$6,993	$5,732
Provision for loan losses	609	6,277	14,778	18,676
Charge-offs	(13,268)	(8,436)	(18,349)	(15,850)
Recoveries	278	60	1,718	567
Ending balance	$5,140	$9,125	$5,140	$9,125

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance as of both June 30, 2010 and September 30, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.  In addition, our federal banking regulator has the ability to direct us to establish an allowance that may differ from management’s assessment.

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

RESULTS OF OPERATIONS

General.  The Company recorded net income of $3.5 million, or $1.11 per diluted share, for the three months ended June 30, 2010 compared to a net loss of $2.6 million, or $0.99 per diluted share, for the same period in fiscal year 2009.  The change in net income in the current period compared to the third quarter in fiscal 2009, was primarily driven by a $4.8 million decrease in Traditional Bank loan loss provision expense, a $3.8 million increase in MPS gross profit (net revenue less direct expenses), lower general and administrative expenses of $0.5 million and an increase in Traditional Bank net interest income of $1.1 million.  Partially offsetting these improvements was an increase of $3.6 million in the Company’s income tax expense due to the improved earnings and a $0.5 million gain on an equity related sale in the 2009 third quarter that did no reoccur in the 2010 third quarter.

The Company recorded net income of $9.9 million, or $3.37 per diluted share, for the nine months ended June 30, 2010 compared to a net loss of $0.7 million, or $0.28 per diluted share, for the same period in fiscal year 2009.  Total revenue for the current nine months ended June 30, 2010 was $108.0 million compared to $93.7 million in 2009, an increase of $14.3 million or 15%.  Interest income increased by $1.8 million, or 7%, and non-interest income increased by $12.4 million, or 19%.

Net Interest Income.  Net interest income for the 2010 fiscal third quarter increased by $2.3 million, or 36.5%, to $8.7 million from $6.3 million for the same period in the prior fiscal year.  Net interest margin increased to 3.45% for the third quarter of 2010 as compared to 3.19% for the same period in 2009.  Overall, asset yields declined by 23 basis points primarily due to lower average yields in the mortgage-backed securities portfolios and a change in asset mix to more mortgage-backed securities.  Mortgage-backed securities comprise 49% of average interest-earning assets compared to 37% one year ago.  Overall, rates on all deposits and interest-bearing liabilities decreased by 47 basis points from 1.07% in the 2009 quarter to 0.60% in 2010.  As of June 30, 2010, low- and no-cost checking deposits represented 79% of total deposits compared to 77% one year earlier.  The increase was driven by growth of $68.7 million, or 16%, in deposits generated by MPS as of the end of the quarter; as compared to one year earlier.  The decrease in the average balance of interest-bearing liabilities of $26.8 million and the rate paid on those liabilities had a $0.7 million impact on the increase in net interest income for the 2010 fiscal third quarter as compared to the same quarter in 2010.

For the nine month period ended June 30, 2010 net interest income was $25.0 million compared to $20.7 million for the same period in the prior fiscal year.  Contributing to this increase was a 93 basis point decrease in rates paid on interest-bearing liabilities, a $13.6 million reduction in the average balances of interest-bearing liabilities, and a 21% increase in the average balance of earning assets.  These were partially offset by asset yields that decreased 55 basis points, in part, due to faster amortization of premiums due to prepayment speeds in the Company’s mortgage-backed securities portfolio as compared to the prior year.  Overall, the net interest margin remained relatively flat at 3.48% compared to 3.49% for the nine month period in 2009.

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

	2010			2009
	Average	Interest		Average	Interest
Three Months Ended June 30,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$396,515	$5,523	5.59%	$423,155	$5,625	5.33%
Mortgage-backed securities	495,635	4,393	3.56%	297,492	2,652	3.58%
Other investments and fed funds sold	114,229	198	0.70%	76,252	188	0.99%
Total interest-earning assets	1,006,379	$10,114	4.03%	796,899	$8,465	4.26%
Non-interest-earning assets	48,968			64,332
Total assets	$1,055,347			$861,231

Non-interest bearing deposits	$636,055	$—	0.00%	$492,238	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	22,177	79	1.43%	16,406	10	0.24%
Savings	10,710	9	0.34%	10,085	9	0.36%
Money markets	33,619	70	0.84%	35,248	85	0.97%
Time deposits	133,163	781	2.35%	132,720	1,107	3.35%
FHLB advances	112,853	395	1.40%	85,217	646	3.04%
Other borrowings	17,703	122	2.76%	23,737	264	4.46%
Total interest-bearing liabilities	330,225	1,456	1.77%	303,413	2,121	2.80%
Total deposits and interest-bearing liabilities	966,280	$1,456	0.60%	795,651	$2,121	1.07%
Other non-interest bearing liabilities	24,994			17,743
Total liabilities	991,274			813,394
Shareholders’ equity	64,073			47,837
Total liabilities and shareholders’ equity	$1,055,347			$861,231
Net interest income and net interest rate spread including non-interest bearing deposits		$8,658	3.43%		$6,344	3.19%

Net interest margin			3.45%			3.19%

	2010			2009
	Average	Interest		Average	Interest
Nine Months Ended June 30,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$411,641	$19,624	6.37%	$429,863	$19,533	6.08%
Mortgage-backed securities	404,681	9,375	3.10%	243,386	7,457	4.10%
Other investments and fed funds sold	142,740	562	0.53%	121,307	735	0.81%
Total interest-earning assets	959,062	$29,561	4.12%	794,556	$27,725	4.67%
Non-interest-earning assets	47,062			68,931
Total assets	$1,006,124			$863,487

Non-interest bearing deposits	$631,428	$—	0.00%	$486,554	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	19,185	145	1.01%	15,788	31	0.26%
Savings	10,337	26	0.34%	9,704	30	0.41%
Money markets	34,651	218	0.84%	38,128	321	1.13%
Time deposits	133,895	2,587	2.58%	147,462	3,802	3.45%
FHLB advances	76,425	1,209	2.12%	67,289	2,034	4.04%
Other borrowings	25,001	398	2.13%	34,680	758	2.92%
Total interest-bearing liabilities	299,494	4,583	2.05%	313,051	6,976	2.98%
Total deposits and interest-bearing liabilities	930,922	$4,583	0.66%	799,605	$6,976	1.17%
Other non-interest bearing liabilities	18,520			16,674
Total liabilities	949,442			816,279
Shareholders’ equity	56,682			47,208
Total liabilities and shareholders’ equity	$1,006,124			$863,487
Net interest income and net interest rate spread including non-interest bearing deposits		$24,978	3.46%		$20,749	3.50%

Net interest margin			3.48%			3.49%

Provision for Loan Loss.  The Company recorded a provision for loan losses in the third quarter of fiscal year 2010 of $0.6 million compared to a provision of $6.3 million for the same period in the prior fiscal year.  The improvement was comprised of a negative provision of $0.1 million related to MPS and a positive provision of $0.7 million related to the Company’s traditional bank segment due to increases in the general reserves and in the historical loss rates for commercial real estate and multi-family loans.  For the nine months ended June 30, 2010 the Company recorded a provision of $14.8 million compared to a provision of $18.7 million for the same period in the prior fiscal year due to the aforementioned factors.  Also see Note 2 to the Notes to Condensed Consolidated Financial Statements and “Financial Condition - Non-performing Assets and Allowance for Loan Losses” herein for further discussion.

Non-Interest Income.  Non-interest income increased by $1.9 million, or 11.4%, to $18.8 million from $16.9 million in the prior fiscal year third quarter.  The increase is primarily the result of higher fee income earned on MPS credit products and other products offered by MPS.  Fees earned on MPS-related programs were $18.2 million for the third quarter of fiscal year 2010, compared to $15.7 million for the same quarter in fiscal year 2009.  For the nine months ended June 30, 2010, non-interest income increased by $12.4 million, or 18.9%, to $78.5 million from $66.1 million for the same period in the prior fiscal year.  Fees earned on income tax-related programs, credit, and other payment systems products and services were higher and accounted for the increase to $74.9 million for the nine months ended June 30, 2010 from $63.8 million for the same period in fiscal year 2009.

In addition, the Bank sold mortgage-backed securities resulting in a fiscal 2010 year-to-date pre-tax gain on sale of available for sale securities in the amount of $2.1 million compared to $0.2 million for the same period in fiscal year 2009.  In the prior fiscal year, the Company recorded a $0.5 million net gain on the sale of membership equity interests in the 2009 third quarter as compared to none in the current fiscal quarter.

Non-Interest Expense.  Non-interest expense increased by $0.2 million, or 1.0%, to $21.1 million for the third quarter of fiscal year 2010 from $20.9 million for the same quarter in fiscal year 2009.  Non-interest expense increased by $3.6 million, or 5.3%, to $72.8 million for the nine months ended June 30, 2010 from $69.2 million for the same period in fiscal year 2009.

Card processing expenses increased $0.8 million from $7.3 million in the third quarter of fiscal year 2009 to $8.1 million in the current quarter primarily due to volume-related variable costs for prepaid and credit programs.  For the nine months ended June 30, 2010, card processing expense totaled $29.9 million, compared to $28.2 million for the same period in the prior fiscal year.

Compensation expense declined $0.7 million to $7.5 million for the three months ended June 30, 2010 as compared to $8.2 million for the same period in fiscal 2009.  For the nine months ended June 30, 2010, compensation expense totaled $25.0 million, compared to $24.0 million for the same period in the prior fiscal year.  In January 2010, the Company eliminated 47 positions in MPS.  The reduction in compensation expense is expected to amount to nearly $5.0 million, on an annualized basis, as a result of this action.

Income Tax Expense/Benefit.  Income tax expense for the third quarter of fiscal year 2010 was $2.1 million, or an effective tax rate of 37.7%, compared to an income tax benefit of $1.4 million, or an effective tax rate of 35.7%, for the same period in the prior fiscal year.  For the nine months ended June 30, 2010, the Company recorded an income tax expense in the amount of $5.9 million, or an effective tax rate of 37.5%, compared to an income tax benefit of $0.3 million, or an effective tax rate of 31.0% for the same period in the prior fiscal year.  The change in tax expense is primarily due to increased income.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2010, the Company had commitments to originate and purchase loans totaling $37.3 million and commitments to purchase securities available for sale totaling $0.4 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank’s actual capital and required capital amounts and ratios at June 30, 2010 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Active
	Actual		Purposes		Provisions
At June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$71,756	7.51%	$14,330	1.50%	$ n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	71,756	7.51	38,214	4.00	47,768	5.00
Tier 1 (core) capital (to risk-weighted assets)	71,756	16.41	17,489	4.00	26,234	6.00
Total risk-based capital (to risk-weighted assets)	76,896	17.59	34,978	8.00	43,723	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At June 30, 2010, the Bank exceeded all requirements for the well capitalized category.

OTHER RECENT MATTERS

In response to the current national and international economic recession, the U.S. government has taken a variety of actions intended to stimulate the national economy, including the passage of legislation, such as the Emergency Economic Stabilization Act of 2008 (the “EESA”), and the implementation of certain programs by federal agencies.

The first program put forth by the U.S. Treasury pursuant to its authority under the EESA was the Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”).  Pursuant to the CPP, the US Treasury, on behalf of the US government, was authorized to purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions that applied to receive funds.  The CPP was intended to shore up bank capital and to stimulate lending.  The Company did not participate in the CPP Program and applications for funding will only be considered by the U.S. Treasury if they were submitted prior to June 25, 2010.

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

On July 21, 2010, in response to the current national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial companies, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s, and mandates change in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.  While these changes in the law will have a major impact on large institutions, even relatively smaller institutions such as ours will be affected.

In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the OCC under the National Bank Act, and to federal savings banks by the Office of Thrift Supervision (which will be merged into the OCC) under the Home Owners Loan Act, will be diminished with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections.  In this respect the Company will be subject to regulation by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection.  The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Company.  The Company anticipates higher compliance costs as substantive state consumer protection laws must be taken into consideration.  In addition, and among many other legislative changes that the Company will assess, the Company will (l) have two new regulators, the Office of the Comptroller of the Currency, which will regulate the Bank, and the Federal Reserve, which will regulate the Company (2) experience a new assessment model from the FDIC based on assets, not deposits, (3) be required to retain some credit risk for certain mortgages it sells into secondary markets via asset backed securities, (4) be subject to enhanced executive compensation and corporate governance requirements, (5) be able, for the first time (and perhaps competitively compelled) to offer interest on business transaction and other accounts.

The extent to which the new legislation and existing and planned governmental initiatives hereunder will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  In addition, because most of the component parts of the new legislation will be subject to intensive agency rulemaking and subsequent public comment over the next six to 18 months prior to eventual implementation, it is difficult to predict the ultimate effect of the Act on the Company at this time. It is not unlikely, however, that the Company’s expenses will increase as a result of new compliance requirements.

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

As of August 22, 2010, final regulations issued by the Federal Reserve implementing the third and final phase of the Credit Card Act will go into effect, affecting prepaid products, including gift certificates, store-gift cards and general use prepaid cards (such as network branded cards).  The rules restrict a company’s ability to impose dormancy, inactivity, or service fees for certain prepaid products, primarily gift cards, and requires that three conditions be satisfied before such fees are imposed.  It also generally prohibits the sale or issuance of such products if they have an expiration date of less than 5 years from the date the product was bought or funds were last loaded.  The rules also require that all fees related to a gift card are disclosed on the gift card or its packaging (notably, however, a bill is making its way through the U.S. Congress to delay the implementation of this provision until existing inventories of such non-compliant cards are sold).  The Company does not expect that the implementation of this third and final phase of regulations related to the Credit Card Act to be material.

In June 2010, the federal banking agencies (including the OTS, the FDIC and the Federal Reserve) released their final guidance on incentive compensation arrangements at financial institutions as such incentive packages prescribe compensation for certain financial institution employees.  Such guidance requires financial institutions to take into account risk as well as safety and soundness in their compensation practices.  The three key principles outlined by the banking agencies with respect to incentive compensation are as follows: (1) employees should be provided incentives that balance risk and reward so that employees are not encouraged to expose their organization to imprudent risk; (2) the incentive programs must be compatible with institutional controls and risk management; and (3) the incentive programs must be supplemented with strong corporate governance, including active board oversight.  The banking agencies have stated that they are going to incorporate oversight of incentive compensation into the regular examination process for banks such as MetaBank.  The Company is currently reviewing the guidance.

Aside from the law, regulations and proposals discussed above, additional legislative and regulatory proposals have been set forth by members of Congress, federal agencies and state legislatures related to tax refund anticipation products.  There is no way to determine at the present time whether such proposals will be enacted by Congress or state legislatures or adopted by regulatory agencies and the extent to which they will impact the operations of the Bank and MPS.

The Company utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity.  In addition, the Bank has given notice to its own insurer.  The Company has been notified by the processor that its insurer has denied the claim filed.  The Company made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages and, in January 2010, received an arbitration judgment of $2.4 million including reimbursement of interest and costs in the amount of $279,000.  The Company is continuing to pursue this matter with a claim against the processor’s insurance company, which action is currently pending.

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

Presented below, as of June 30, 2010 and September 30, 2009, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up 400 and down 100 basis points.  At June 30, 2010, the Company was more sensitive to an adjustment in market value in an increasing interest rate environment compared to September 30, 2009.  Rate decrease scenarios at September 30, 2009 are not presented due to the extremely low rate environment.  As of June 30, 2010, the Bank’s interest rate risk profile was within the limits set forth by the OTS.

	Estimated Increase
	(Decrease) in NPV
Change in	At June 30, 2010		At September 30, 2009
Interest Rates	$ Change	% Change	$ Change	% Change
Basis Points	(Dollars in Thousands)

+300 bp	$(25,322)	(31)%	$(9,543)	(14)%
+200 bp	(9,408)	(12)	(505)	(1)
+100 bp	5,746	7	—	—
Zero	—	—	—	—

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.            Legal Proceedings — See “Legal Proceedings” of Note 5 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.         Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009 as well as in our Quarterly Report on Form 10-Q/A for the period ended December 31, 2009.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.  In addition, the following factor is presented:

The recently enacted Dodd-Frank Act may have unpredictable effects on the Company and  adversely impact the Company’s results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among many other things, eliminates the Company’s bank  regulator (the Office of Thrift Supervision, the duties of which will be taken over by the Office of the Comptroller of the Currency and the Federal Reserve as the new regulators of the Bank and the Company, respectively), establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), requires the BCFP and other federal agencies to implement over the next six to eighteen months many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s and the Bank’s business. Compliance with the new law and regulations will, however, likely result in additional costs, which could be significant, and could adversely impact the Company’s results of operations, financial condition or liquidity.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.             Defaults Upon Senior Securities — None

Item 4.             Reserved

Item 5.            Other Information  — None

Item 6.             Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date:	August 10, 2010	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	August 10, 2010	By:	/s/ David W. Leedom
David W. Leedom, Senior Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.