Form 10-K
period 2010-09-30
META FINANCIAL GROUP INC
filed 2010-12-13
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-22140.

META FINANCIAL GROUP, INC.

(Name of Registrant as specified in its charter)

Delaware	42-1406262
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

121 East Fifth Street, Storm Lake, Iowa	50588
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (712) 732-4117

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES   ☒ NO

As of March 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ System as of such date, was $55.6 million.

As of December 10, 2010, there were outstanding 3,112,463 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2011.

[This page left intentionally blank.]

META FINANCIAL GROUP, INC.

FORM 10-K

i

[This page left intentionally blank.]

Forward-Looking Statements

Meta Financial Group, Inc.®, (“Meta Financial” or “the Company”) and its wholly-owned subsidiary, MetaBank™ (the “Bank”), may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission (“SEC”), in its reports to stockholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”, the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the scope of restrictions and compliance requirements and penalties of enforcement actions related to the OTS supervisory directives in August and October of 2010 or any others which may be initiated; the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The Bank, the only direct, active full service banking subsidiary of Meta Financial, is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company that provides services nationwide.  The Company provides a full range of financial services.  The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, and consumer and commercial business loans primarily in the Bank’s market areas.  Due to local economic factors, originations of commercial and multi-family real estate loans and commercial business loans continue to be lower when compared to prior years.  The Bank also purchases loan participations from time to time from other financial institutions, but at a lower level compared to prior years, as well as mortgage-backed securities and other investments permissible under applicable regulations. In 2004, the Bank created a division known as MPS, which issues various prepaid cards, consumer credit products, and sponsors ATMs into various debit networks and offers other payment industry products and services. MPS generates fee income and low- and no-cost deposits for the Bank through its activities.  As noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K, MPS expanded and played a significant role in the Company’s financial performance in fiscal 2010.

The Company’s revenues are derived primarily from interest on commercial and residential mortgage loans, mortgage-backed securities, fees generated through the activities of MPS, other investments, consumer loans, agricultural operating loans, commercial business loans, income from service charges, loan origination fees, and loan servicing fee income.

Meta Financial owned Meta Trust Company (“Meta Trust”), a South Dakota trust corporation.  Meta Trust, established in April 2002 as a South Dakota corporation and a wholly-owned subsidiary of Meta Financial, provided a full range of trust services. On September 30, 2010, the Company sold Meta Trust.

First Midwest Financial Capital Trust, also a wholly-owned subsidiary of Meta Financial, was established in July 2001 for the purpose of issuing trust preferred securities.

Meta Financial and the Bank are subject to comprehensive regulation and supervision.  See “Regulation” herein.

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

The Company’s primary commercial banking market area includes the Iowa counties of Buena Vista, Dallas and Polk, and the South Dakota counties of Brookings, Lincoln, Minnehaha and Moody.  Iowa ranks 13th and South Dakota 17th in “The Best States for Business and Careers” (Forbes.com, 2010).  Iowa has low corporate income and franchise taxes.  South Dakota has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

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

Des Moines, Iowa’s capital is located in central Iowa.  The Des Moines market area encompasses Polk County and surrounding counties.  The Bank’s Central Iowa main office is located in the heart of downtown Des Moines.  The Urbandale office is in a high growth area just off I-80 at the intersection of two major streets.  The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall.  The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area.  The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines.  The Jordan Creek office is located near Jordan Creek Town Center in West Des Moines, one of the fastest growing communities in the State of Iowa and the Greater Des Moines area.  The Des Moines metro area is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices.  Des Moines ranks 1st as one of “The 20 Best Places for Business and Careers” (Forbes.com, 2010).  Major employers include Principal Life Insurance Company, Iowa Health — Des Moines, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., City of Des Moines, United Parcel Service, Nationwide Mutual Insurance Co., Pioneer Hi Bred International Inc., and Wells Fargo Financial and Home Mortgage. Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University — Osteopathic Medical Center, Grand View College, AIB College of Business, and Upper Iowa University.  The unemployment rate in the Des Moines metro area was 6.3% as of September 2010.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis. The Sioux Falls market area encompasses Minnehaha and Lincoln counties.  The main branch is located at the high growth area of 57th and Western. Other branches are located at 33rd and Minnesota and the intersection of 12th and Elmwood.  Sioux Falls was rated one of America’s Best Places to Live by CNN Money Magazine in July 2010.  Major employers in the area include Sanford Health, Avera McKennan Hospital, John Morrell & Company, Citibank (South Dakota) NA, and Hy-Vee Food Stores. Sioux Falls is home to Augustana College and The University of Sioux Falls.  The unemployment rate in Sioux Falls was 4.1% as of September 2010.

Several of the Company’s market areas are dependent on agriculture and agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices.  Presently, economic conditions in the agricultural sector of the Company’s market area are stronger than they have been for several years.  Abnormally heavy precipitation during the year ended September 30, 2010 that lowered yields in some areas has been offset by significantly higher crop prices.  Livestock prices have improved significantly in the past twenty-four months returning the sector to profitability and off-setting the higher feed cost.  Farmland prices are increasing in value in all of the Company’s market areas.  The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problems.  Although there has been minimal effect observed to date, an extended period of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins in the agricultural sector, thus reducing demand for goods and services provided by agriculture-related businesses.  This could also affect other businesses in the Company’s market area.

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

More recently, the Company has focused its lending activities on the origination of commercial and multi-family real estate loans and, to a lesser extent, commercial business loans.  The Company also continues to originate one-to-four family mortgage loans, consumer loans and agriculturally related loans.  The Company originates most of its loans in its primary market area.  At September 30, 2010, the Company’s net loan portfolio totaled $366.0 million, or 35.6% of the Company’s total assets.

Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan.  The Company has a loan committee consisting of senior lenders and Market Presidents, and is led by the Chief Lending Officer.  Loans in excess of certain amounts require approval by at least two members of the entire loan committee, a majority of the entire loan committee, or by the Company’s Board Loan Committee, which has responsibility for the overall supervision of the loan portfolio.  The Company reserves the right to discontinue, adjust or create new lending programs to respond to competitive factors.

At September 30, 2010, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $13.5 million but a portion of that is sold to other banks.  The Company had 24 other lending relationships in excess of $3.5 million as of September 30, 2010.  At September 30, 2010, two of these loans totaling $4.7 million were classified as substandard.  See “Non-Performing Assets, Other Loans of Concern, and Classified Assets.”

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
1-4 Family	$40,936	11.0%	$48,770	12.2%	$56,362	13.0%	$45,407	12.6%	$58,165	15.4%
Commercial & Multi Family	204,820	55.1%	232,750	58.4%	222,651	51.2%	169,877	47.1%	159,107	42.2%
Agricultural	25,895	7.0%	26,755	6.7%	30,046	6.9%	16,582	4.6%	14,098	3.7%
Total Real Estate Loans	271,651	73.1%	308,275	77.3%	309,059	71.1%	231,866	64.3%	231,370	61.3%

Other Loans:
Consumer Loans:
Home Equity	16,897	4.5%	18,555	4.7%	21,353	4.9%	23,832	6.6%	24,559	6.5%
Automobile	737	0.2%	928	0.2%	922	0.2%	1,241	0.4%	1,708	0.5%
Other (1)	30,479	8.2%	16,516	4.1%	27,054	6.3%	11,690	3.2%	3,800	1.0%
Total Consumer Loans	48,113	12.9%	35,999	9.0%	49,329	11.4%	36,763	10.2%	30,067	8.0%

Agricultural Operating	32,528	8.7%	27,889	7.0%	31,153	7.2%	33,143	9.2%	28,661	7.6%
Commercial Business	19,709	5.3%	26,869	6.7%	44,972	10.3%	58,705	16.3%	87,202	23.1%

Total Other Loans	100,350	26.9%	90,757	22.7%	125,454	28.9%	128,611	35.7%	145,930	38.7%
Total Loans	372,001	100.0%	399,032	100.0%	434,513	100.0%	360,477	100.0%	377,300	100.0%

Less:
Loans in Process	482		264		693		254		1,773
Deferred Fees and Discounts	240		166		160		117		177
Allowance for Losses	5,234		6,993		5,732		4,493		6,391

Total Loans Receivable, Net	$366,045		$391,609		$427,928		$355,612		$368,959

(1)           Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate:
1-4 Family	$34,513	9.3%	$42,310	10.6%	$42,952	9.9%	$34,157	9.5%	$45,593	11.8%
Commercial & Multi Family	163,843	44.0%	180,891	45.3%	171,114	39.4%	128,495	35.6%	113,072	29.1%
Agricultural	16,937	4.6%	17,317	4.4%	20,262	4.6%	11,610	3.2%	8,229	2.4%
Total Fixed-Rate Real Estate Loans	215,293	57.9%	240,518	60.3%	234,328	53.9%	174,262	48.3%	166,894	43.3%
Consumer	19,066	5.1%	17,398	4.4%	42,192	9.7%	21,470	6.0%	21,128	5.6%
Agricultural Operating	22,490	6.0%	15,752	3.9%	16,840	3.9%	16,519	4.6%	15,145	4.1%
Commercial Business	11,147	3.1%	15,576	3.9%	25,224	5.8%	31,386	8.7%	36,701	9.6%
Total Fixed-Rate Loans	267,996	72.1%	289,244	72.5%	318,584	73.3%	243,637	67.6%	239,868	62.6%

Adjustable Rate Loans:
Real Estate:
1-4 Family	6,423	1.7%	6,460	1.6%	13,410	3.1%	11,250	3.1%	12,572	3.2%
Commercial & Multi Family	40,977	11.0%	51,859	13.0%	51,537	11.9%	41,382	11.5%	46,035	13.1%
Agricultural	8,958	2.4%	9,438	2.4%	9,784	2.2%	4,972	1.4%	5,869	1.7%
Total Adjustable Real Estate Loans	56,358	15.1%	67,757	17.0%	74,731	17.2%	57,604	16.0%	64,476	18.0%
Consumer	29,047	7.8%	18,601	4.7%	7,137	1.6%	15,293	4.2%	8,939	2.3%
Agricultural Operating	10,038	2.7%	12,137	3.0%	14,313	3.3%	16,624	4.6%	13,516	3.5%
Commercial Business	8,562	2.3%	11,293	2.8%	19,748	4.6%	27,319	7.6%	50,500	13.6%
Total Adjustable Loans	104,005	27.9%	109,788	27.5%	115,929	26.7%	116,840	32.4%	137,431	37.4%
Total Loans	372,001	100.0%	399,032	100.0%	434,513	100.0%	360,477	100.0%	377,300	100.0%

Less:
Loans in Process	482		264		693		254		1,773
Deferred Fees and Discounts	240		166		160		117		177
Allowance for Losses	5,234		6,993		5,732		4,493		6,391

Total Loans Receivable, Net	$366,045		$391,609		$427,928		$355,612		$368,959

The following table illustrates the interest rate sensitivity of the Company’s loan portfolio at September 30, 2010.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third party sources.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	Real Estate (1)		Consumer		Commercial Business		Agricultural Operating		Total
Due During Years Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

2011 (2)	$24,608	5.23%	$9,538	6.96%	$6,092	4.59%	$23,492	5.06%	$63,730	5.37%
2012-2013	59,774	5.87%	5,293	6.50%	6,910	5.24%	4,300	6.36%	76,277	5.89%
2014 and following	187,269	6.13%	33,282	8.39%	6,707	6.31%	4,736	6.06%	231,994	6.46%
Total	$271,651		$48,113		$19,709		$32,528		$372,001

(1) Includes one-to-four family, multi family, commercial and agricultural real estate loans.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  At September 30, 2010, the Company’s one- to four-family residential mortgage loan portfolio totaled $40.9 million, or 11% of the Company’s total gross loan portfolio.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2010, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $64,000.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction. During the year ended September 30, 2010, the Company originated $4.3 million of adjustable-rate loans and $28.0 million of fixed-rate loans secured by one- to four-family residential real estate.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and has purchased whole loan and participation interests in loans from other financial institutions.  At September 30, 2010, the Company’s commercial and multi-family real estate loan portfolio totaled $204.8 million, or 55% of the Company’s total gross loan portfolio.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  The Company, in order to supplement its loan portfolio, purchased $4.8 million, $41.7 million, and $39.8 million, of such loans during fiscal 2010, 2009 and 2008, respectively.  At September 30, 2010, $4.1 million, or 2.0%, of the Company’s commercial and multi-family real estate loans was non-performing.  See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

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

At September 30, 2010, the Company’s largest commercial and multi-family real estate loan was a $7.8 million loan secured by real estate.  At September 30, 2010, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $686,000.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  At September 30, 2010, the Bank’s nonresidential real estate loans totaled 227% of risk-based capital.

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm related products.  At September 30, 2010, the Company had agricultural real estate loans secured by farmland of $25.9 million or 7% of the Company’s gross loan portfolio.  At the same date, $32.5 million, or 9% of the Company’s gross loan portfolio, consisted of secured loans related to agricultural operations.

Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale.  Most agricultural operating loans have terms of one year or less.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year.  Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.  At September 30, 2010, the average outstanding principal balance of an agricultural operating loan held by the Company was $140,000.  At September 30, 2010, $0.4 million, or 1.2%, of the Company’s agricultural operating loans was non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of ten to 20 years.  Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury security or prime rate.  Fixed-rate agricultural real estate loans generally have terms up to five years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.  At September 30, 2010, $2.7 million, or 10.2%, of the Company’s agricultural real estate portfolio was non-performing.

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

Consumer Lending- Retail Bank.  The Retail Bank offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.  The Retail Bank originates consumer loans on both a direct and indirect basis.  At September 30, 2010, the Retail Bank’s consumer loan portfolio totaled $20.4 million, or 6% of its total gross loan portfolio.  Of the consumer loan portfolio at September 30, 2010, $13.9 million were short- and intermediate-term, fixed-rate loans, while $6.5 million were adjustable-rate loans.

The largest component of the Retail Bank’s consumer loan portfolio consists of home equity loans and lines of credit.  Substantially all of the Retail Bank’s home equity loans and lines of credit are secured by second mortgages on principal residences.  The Retail Bank will lend amounts which, together with all prior liens, typically may be up to 100% of the appraised value of the property securing the loan.  Home equity loans and lines of credit generally have maximum terms of five years.

The Retail Bank primarily originates automobile loans on a direct basis, but also originates indirect automobile loans on a very limited basis.  Direct loans are loans made when the Retail Bank extends credit directly to the borrower, as opposed to indirect loans, which are made when the Retail Bank purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers.  The Retail Bank’s automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles.  Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2010, none of the Company’s consumer loan portfolio was non-performing.

Consumer Lending - MPS.  MPS has a loan committee consisting of members of Executive Management.  The MPS Credit Committee (the “Committee”) is charged with monitoring, evaluating, and reporting portfolio performance and the overall credit risk posed by its credit products.  All proposed credit programs must first be reviewed and approved by the Committee before such programs are presented to the Company’s Board of Directors. The Board of Directors is ultimately responsible for final approval of any credit program.

At September 30, 2010, MPS’ consumer loan portfolio totaled $27.7 million, or 7% of its total gross loan portfolio.  Of the consumer loan portfolio at September 30, 2010, $5.2 million were short- and intermediate-term, fixed-rate loans, while $22.5 million were adjustable-rate loans.

The Company believes that well-managed, nationwide credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and affords the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns.  Therefore, MPS designs and administers certain credit programs that accomplish these objectives.  MPS’ programs are managed prudently, in accordance with governing rules and regulations, and without unnecessary exposure to the capital base.  To this end, management believes that MPS administers its credit programs in conformance with federal and state laws, regulations, guidance, applicable association rules and regulations, as well as all standards and best practices for safe and sound lending.  Notwithstanding this belief, our regulator ordered the termination of our nationwide iAdvance lending program; see “Regulation — Bank Supervision and Regulation — OTS Directives and Related Matters.”

MPS has strived to offer consumers innovative payment products, including credit products.  Most credit products have fallen into one of two general categories: (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk.  MPS’s sponsorship lending programs are governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors.  A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that has indemnified MPS and the Bank for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Therefore, MPS has strived to employ policies, procedures, and information systems that are commensurate with the added risk and exposure.  Due to supervisory directives issued by our regulator, an MPS lending program - iAdvance — was eliminated effective October 13, 2010.  In addition, the Bank’s tax-related programs, which consisted of pre-season tax-related loans and refund transfer services, are subject to prior approval of our regulator.  At this time, we do not anticipate offering these programs in fiscal 2011. Finally, our third party relationship programs have been limited to existing third party relationships, absent prior approval to engage in new relationships.  For additional discussion, See “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”

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

Commercial Business Lending.  The Company also originates commercial business loans.  Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.  At September 30, 2010, $19.7 million, or 5% of the Company’s total gross loan portfolio, was comprised of commercial business loans.

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

The largest commercial business loan outstanding at September 30, 2010 was a $4.1 million loan secured by commercial inventory of the borrower.  The next largest commercial business loan outstanding at September 30, 2010 was a $3.9 million loan secured by assets of the borrower.  At September 30, 2010, the average outstanding principal balance of a commercial business loan held by the Company was approximately $80,000.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial business loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At September 30, 2010, $0.2 million, or 1.2%, of the Company’s commercial business loan portfolio was non-performing.  Commercial business loans have been a declining percentage of the Company’s loan portfolio since 2005.

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

The Company, from time to time, sells whole loans and loan participations, generally without recourse.  At September 30, 2010, there were no loans outstanding sold with recourse.  When loans are sold, the Company sometimes retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $27.1 million at September 30, 2010, of which $15.8 million were sold to Fannie Mae and $11.3 million were sold to others.

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

The following table shows the loan originations (including undisbursed portions of loans in process), purchases, and sales and repayment activities of the Company for the periods indicated.  In addition, the table shows mortgage-backed securities purchases, sales and repayment activities.  Balances related to discontinued bank operations have been eliminated for all periods presented.  By far the largest category of loan originations is Non-Real Estate Consumer loans.  Due to the aforementioned OTS Supervisory Directive regarding iAdvance loans, the Non-Real Estate Consumer loan originations will decrease in fiscal 2011.  During fiscal 2010, the Company originated $415.2 million of iAdvance loans.

	September 30,
	2010	2009	2008
	(Dollars in Thousands)

Originations by Type:
Adjustable Rate:
Real Estate - 1-4 Family	$4,298	$5,783	$14,068
-Commercial and Multi-Family	18,157	13,168	34,894
-Agricultural Real Estate	3,012	6,847	2,058
Non-Real Estate - Consumer	10,612	60,393	183,643
-Commercial Business	20,020	27,224	60,502
-Agricultural Operating	20,345	22,374	27,674
Total Adjustable Rate	76,444	135,789	322,839

Fixed Rate:
Real Estate - 1-4 Family	28,007	49,566	38,090
-Commercial and Multi-Family	45,863	43,688	107,296
-Agricultural Real Estate	4,133	3,106	8,978
Non-Real Estate - Consumer	984,415	405,001	180,210
-Commercial Business	7,797	9,471	29,647
-Agricultural Operating	54,760	39,512	39,143
Total Fixed-Rate	1,124,975	550,344	403,364
Total Loans Originated	1,201,419	686,133	726,203

Purchases:
Real Estate - 1-4 Family	—	1,116	1,079
-Commercial and Multi-Family	4,795	41,745	39,830
- Agricultural Real Estate	392	7,497	215
Non-Real Estate - Commercial Business	400	—	7,561
- Agricultural Operating	3,343	—	6,605
Total Loans	8,930	50,358	55,290
Total Mortgage-Backed Securities	435,788	287,113	102,790
Total Purchased	444,718	337,471	158,080

Sales and Repayments:
Sales:
Real Estate - 1-4 Family	—	—	6,152
Real Estate - Commercial and Multi-Family	—	—	2,296
Non-Real Estate - Consumer	804,171	268,730	257,119
Total Loans	804,171	268,730	265,567
Mortgage-Backed Securities	97,609	32,478	16,990
Total Sales	901,780	301,208	282,557

Repayments:
Loan Principal Repayments	438,226	511,200	431,372
Mortgage-Backed Securities Repayments	197,841	91,486	34,417
Total Principal Repayments	636,067	602,686	465,789
Total Reductions	1,537,847	903,894	748,346

Increase (decrease) in other items, net	4,259	7,120	(4,682)
Net Increase (Decrease)	$112,549	$126,830	$131,255

At September 30, 2010, approximately $55.1 million, or 15.0%, of the Company’s gross loan portfolio consisted of purchased loans.  The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

At September 30, 2010, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows: 6% in Oregon, 3% in Iowa, 1% each in Washington, Florida, Minnesota, Missouri, and California and the remaining 1% in seven other states.

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

The following table sets forth the Company’s loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2010.

	Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
			Percent			Percent			Percent
			of			of			of
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate:
1-4 Family	6	$192	4.0%	1	$10	1.0%	3	$442	5.7%
Commercial & Multi-Family	1	3,900	82.1%	1	746	76.1%	10	4,394	56.6%
Agricultural Real Estate	—	—	0.0%	—	—	0.0%	3	2,197	28.3%
Consumer	7	330	7.0%	5	225	22.9%	3	124	1.6%
Agricultural Operating	—	—	0.0%	—	—	0.0%	1	400	5.2%
Commercial Business	4	329	6.9%	—	—	0.0%	4	202	2.6%
Total	18	$4,751	100.0%	7	$981	100.0%	24	$7,759	100.0%

Delinquencies 90 days and over constituted 2.1% of total gross loans and 0.7% of total assets.

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

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-Performing Loans

Non-Accruing Loans:
1-4 Family	$39	$266	$942	$243	$22
Commercial & Multi Family	4,137	11,512	1,302	—	—
Agricultural Real Estate	2,650	—	12	13	—
Consumer	—	—	1	5	—
Agricultural Operating	400	—	—	—	182
Commercial Business	241	871	538	1,867	5,076
Total	7,467	12,649	2,795	2,128	5,280

Accruing Loans Delinquent 90 Days or More:
1-4 Family	404	—	—	—	—
Commercial & Multi Family	257	—	—	—	—
Consumer	124	—	—	—	—
Commercial Business	—	—	4,600	—	—
Total	785	—	4,600	—	—

Restructured Loans:
Agricultural Operating	—	—	121	150	—
Commercial Business	—	—	—	15	—
Total	—	—	121	165	—

Total Non-Performing Loans	8,252	12,649	7,516	2,293	5,280

Other Assets

Non-Accruing Investments:
Trust Preferred Securities	150	—	—	—	—
Total	150	—	—	—	—

Foreclosed Assets:
1-4 Family	143	—	—	—	15
Commercial & Multi Family	606	957	—	229	35
Consumer	—	—	—	24	—
Commercial Business	546	1,096	—	65	—
Total	1,295	2,053	—	318	50

Total Other Assets	1,445	2,053	—	318	50

Total Non-Performing Assets	$9,697	$14,702	$7,516	$2,611	$5,330
Total as a Percentage of Total Assets	0.94%	1.76%	1.06%	0.38%	0.72%

For the year ended September 30, 2010, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $656,000, of which none was included in interest income.

Non-Accruing Loans.  At September 30, 2010, the Company had $7.5 million in non-accruing loans, which constituted 2.0% of the Company’s gross loan portfolio.  This represents an improvement from September 30, 2009, when the Company had $12.6 million in non-accruing loans or 3.2% of its gross loan portfolio.  The fiscal 2010 decrease in non-performing loans relates to a decreased in non-accruing loans in the commercial and multifamily category from $11.5 million to $4.1 million.  There are 8 commercial and multi-family loans in non-accrual status at September 30, 2010.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2010, the Company had $0.8 million in accruing loans delinquent 90 days or more.

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

On the basis of management’s review of its assets, at September 30, 2010, the Company had classified a total of $33.1 million of its assets as substandard, $2.1 million as doubtful and none as loss. There were $1.3 million real estate owned or other foreclosed assets at September 30, 2010.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  While the Company has no direct exposure to sub-prime mortgage loans, management recognizes that the current recessionary environment may strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Concerns regarding the economic slowdown, has led management to the conclusion that future losses in its commercial and multi-family and commercial business portfolio may be somewhat higher than historical experience.  On the other hand, current trends in agricultural markets remain reasonable.  Reasonable commodity prices as well as above average yields created positive economic conditions for most farmers in our markets in 2010.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the aforementioned recession may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns.

The allowance for loan losses established by MPS results from an estimation process that evaluates relevant characteristics of its credit portfolio(s).  MPS also considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses.  Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process.  Due to the varied and unknown nature and structures of future credit programs, the exact methodology to determine the ALL for each program will not be identical.  Each program may have differing attributes including such factors as levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics, and other factors.  Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program.  Each program will need to be evaluated separately and with potentially different methodologies.  The increased charge-offs for MPS credit resulted primarily from borrowers in a pre-season tax-related program that peaked in January 2010.  Management pro-actively established a provision for loan losses for these loans during the tax pre-season offering period.  The majority of the charge-offs for these pre-season tax loans were recorded against the allowance for loan losses in the third quarter of fiscal 2010.  The charge-offs were in accordance with management’s expectations of the pre-season tax loan program.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2010 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its bank regulator, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Balance at Beginning of Period	$6,993	$5,732	$4,493	$6,391	$6,793

Charge Offs:
1-4 Family	(185)	(28)	(2)	—	—
Commercial & Multi Family	(6,979)	(2,052)	—	(1,762)	—
Consumer	(12,139)	(8,168)	(5)	(50)	(6)
Commercial Business	(102)	(7,685)	(1,542)	(3,803)	(1,036)
Agricultural Operating	—	(151)	—	—	—
Total Charge Offs	(19,405)	(18,084)	(1,549)	(5,615)	(1,042)
Recoveries:
1-4 Family	1	465	7	—	—
Consumer	1,242	90	12	3	5
Commercial Business	402	39	38	546	324
Agricultural Operating	210	38	16	—	—
Total Recoveries	1,855	632	73	549	329

Net (Charge Offs) Recoveries	(17,550)	(17,452)	(1,476)	(5,066)	(713)
Additions Charged to Operations	15,791	18,713	2,715	3,168	311
Balance at End of Period	$5,234	$6,993	$5,732	$4,493	$6,391

Ratio of Net Charge Offs During the Period to
Average Loans Outstanding During the Period	4.36%	4.12%	0.36%	1.43%	0.18%

Ratio of Net Charge Offs During the Period to
Non-Performing Assets at Year End	180.98%	118.70%	19.64%	194.03%	13.38%

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
			(Dollars in Thousands)

One-to-Four Family	$50	11.00%	$59	12.21%	$98	12.96%	$111	12.59%	$120	15.41%
Commercial & Multi Family Real Estate	3,053	55.06%	4,231	58.33%	3,236	51.24%	1,246	47.13%	1,403	42.17%
Agricultural Real Estate	111	6.97%	111	6.70%	94	6.91%	70	4.60%	101	3.74%
Consumer	738	12.93%	243	9.03%	207	11.36%	153	10.20%	116	7.97%
Agricultural Operating	125	8.74%	569	7.00%	1,645	7.18%	178	9.19%	205	7.60%
Commercial Business	131	5.30%	792	6.73%	148	10.35%	2,404	16.29%	4,140	23.11%
Unallocated	1,026	0.00%	988	—	304	—	331	—	306	—
Total	$5,234	100.00%	$6,993	100.00%	$5,732	100.00%	$4,493	100.00%	$6,391	100.00%

Investment Activities

General.  The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company’s asset/liability management policies.  The Company’s investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Company’s Investment Committee.  As a result, the Company closely monitors balances in these accounts, and maintains a portfolio of highly liquid assets to fund potential deposit outflows.  To date, the Company has not experienced any significant outflows related to MPS over the past six years, though no assurance can be given that this will continue to be the case.

As of September 30, 2010, the Company’s entire investment and mortgage-backed securities portfolios were classified as available for sale.  For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As of September 30, 2010, investment and mortgage-backed securities with fair values of approximately $198.3 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances and reverse repurchase agreements.  For additional information regarding the Company’s collateralization of borrowings, see Notes 9 and 10 to the “Notes to Consolidated Financial Statement,” which is included in Part II, Item 8 “ Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

	At September 30,
	2010	2009	2008
	(Dollars in Thousands)

Investment Securities
Trust Preferred & Corporate Securities (1)	$17,551	$15,201	$18,174
Municipal Bonds	3,916	2,365	1,537
Subtotal	21,467	17,566	19,711

FHLB Stock	5,283	7,050	8,092

Total Investment Securities and FHLB Stock	$26,750	$24,616	$27,803

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and
Federal Funds Sold (2)	$80,811	$1,198	$5,188

(1)          Within the trust preferred securities presented above, there are no securities from individual issuers that exceed 10% of the Company’s total equity.  The name and the aggregate market value of securities of each individual issuer as of September 30, 2010 are as follows: Key Corp Capital I, $3.2 million; Bank Boston Capital Trust IV, $3.5 million; BankAmerica Capital III, $3.5 million; PNC Capital Trust, $3.8 million; Huntington Capital Trust II, $2.8 million; CNB, $507,500; Cascade, $150,000.

(2)          The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB, and other private institutions.  At September 30, 2010, the Company had no interest bearing deposits held at the FHLB and $80.8 million in interest bearing deposits held at the FRB, respectively.  At September 30, 2010, the Company had no federal funds sold at any private institution.

The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2010
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Trust Preferred & Corporate Securities	$—	$—	$—	$17,551	$25,467	$17,551
Municipal Bonds	101	1,820	1,582	413	3,769	3,916

Total Investment Securities	$101	$1,820	$1,582	$17,964	$29,236	$21,467

Weighted Average Yield (1)	5.53%	4.57%	3.88%	1.14%	1.48%	1.65%

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

At September 30, 2010, the Company had mortgage-backed securities with an amortized cost of $418.0 million, representing 83% of the total portfolio, which had fixed rates of interest and $57 million, representing 11% of the total portfolio, which had adjustable rates of interest.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2010, $276.9 million or 57% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

	At September 30,
	2010	2009	2008
	(Dollars in Thousands)

CMO	$—	$—	$4
Freddie Mac	13,590	53,353	59,479
Fannie Mae	41,015	118,805	124,577
Ginnie Mae	430,780	175,114	—
Privately Issued Mortgages Pass-Through Certificates	—	—	63
Total	$485,385	$347,272	$184,123

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2010.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

	September 30, 2010
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

CMO	$—	$—	$—	$—	$—	$—
Freddie Mac	5,815	—	—	7,775	13,306	13,590
Fannie Mae	—	—	16,241	24,774	38,420	41,015
Ginnie Mae	—		19,207	411,573	423,300	430,780
Total Investment Securities	$5,815	$—	$35,448	$444,122	$475,026	$485,385

Weighted Average Yield	4.30%	0.00%	3.45%	3.40%	3.41%	3.41%

At September 30, 2010, the contractual maturity of 91.5% of all of the Company’s mortgage-backed securities was in excess of ten years.  The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Management has implemented a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluation of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. In fiscal year 2010, the other-than-temporary impairment losses taken against the trust preferred securities was $350,000.

No other-than-temporary impairments were recorded against earnings during fiscal years 2009 or 2008.

Sources of Funds

General.  The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, mortgage-backed securities, and funds provided from operations.

Borrowings, including FHLB advances, repurchase agreements and FRB Discount Window, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

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

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives.  Based on its experience, the Company believes that its savings, money market accounts, NOW and regular checking accounts are relatively stable sources of deposits.  However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions and potentially by the restrictions imposed under the supervisory directives.

$655.2 million of the Company’s deposit portfolio is attributable to MPS.  The majority of these deposits represent un-spent funds on prepaid debit cards and other stored value products.  $655.0 million are included with non-interest-bearing checking accounts and $0.2 million are included with money market accounts on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not earn interest.  MPS originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification.  MPS has not experienced any significant outflows thus far related to card programs over the past six years, although the potential for migration is higher now due to the supervisory directives.  See “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”  The Company takes this additional risk into account when planning its investment and liquidity strategies.  The increase in deposits arising from MPS has also allowed the Bank thus far to reduce its reliance on higher costing certificates of deposits and public funds.

The following table sets forth the deposit flows at the Company during the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2010	2009	2008
	(Dollars in Thousands)

Opening Balance	$653,747	$499,804	$522,978
Deposits	112,086,496	91,862,382	42,199,490
Withdrawals	(111,845,663)	(91,713,207)	(42,218,736)
Sale of Deposits	—	—	(9,313)
Interest Credited	2,874	4,768	5,385

Ending Balance	$897,454	$653,747	$499,804

Net Increase (Decrease)	$243,707	$153,943	$(23,174)

Percent Increase (Decrease)	37.28%	30.80%	-4.43%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Non-Interest Bearing Demand Accounts	$675,163	75.23%	$442,158	67.63%	$308,852	61.79%
Interest Bearing Demand Accounts	29,976	3.34	15,602	2.39	15,029	3.01
Savings Accounts	10,821	1.20	10,001	1.53	9,394	1.88
Money Market Accounts	35,422	3.95	39,823	6.09	43,038	8.61

Total Non-Certificate	751,382	83.72	507,584	77.64	376,313	75.29

Certificates:

Variable	380	0.04	524	0.08	779	0.16
0.00 - 1.99%	82,716	9.22	36,523	5.59	7,039	1.41
2.00 - 3.99%	51,852	5.78	78,288	11.98	57,977	11.60
4.00 - 5.99%	11,114	1.24	30,806	4.71	57,686	11.54
6.00 - 7.99%	10	0.00	22	0.00	10	0.00

Total Certificates	146,072	16.28	146,163	22.36	123,491	24.71
Total Deposits	$897,454	100.00%	$653,747	100.00%	$499,804	100.00%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2010.

	Variable	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

December 31, 2010	$83	$45,767	$16,719	$1,477	$—	$64,046	43.8%
March 31, 2011	47	9,862	3,448	969	—	14,326	9.8
June 30, 2011	42	10,297	3,722	719	—	14,780	10.1
September 30, 2011	83	4,130	2,531	1,066	10	7,820	5.4
December 31, 2011	45	6,317	2,213	485	—	9,060	6.2
March 31, 2012	80	1,214	1,393	1,181	—	3,868	2.6
June 30, 2012	—	997	1,441	1,005	—	3,443	2.4
September 30, 2012	—	1,905	737	800	—	3,442	2.4
December 31, 2012	—	1,364	11,121	2,832	—	15,317	10.5
March 31, 2013	—	563	1,076	147	—	1,786	1.2
June 30, 2013	—	62	1,449	20	—	1,531	1.0
September 30, 2013	—	234	506	—	—	740	0.5
Thereafter	—	4	5,496	413	—	5,913	4.0

Total	$380	$82,716	$51,852	$11,114	$10	$146,072	100.0%

Percent of total	0.2%	56.6%	35.5%	7.6%	0.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2010.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$26,710	$8,325	$16,728	$32,475	$84,238

Certificates of deposit of $100,000 or more	37,336	6,001	5,872	12,625	$61,834

Total certificates of deposit	$64,046	$14,326	$22,600	$45,100	$146,072

At September 30, 2010, there were $31.0 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings historically have consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2010, the Bank had $22.0 million of advances from the FHLB and the ability to borrow up to an approximate additional $253.9 million.  At September 30, 2010, advances totaling $11.0 million had terms to maturity of one year or less.  The remaining $11.0 million had maturities ranging up to 9 years.

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

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2010, the Company had $8.9 million of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms.  These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities.  The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding.  The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into.  At September 30, 2010, the Company had no wholesale repurchase agreements outstanding.

The Company has a line of credit for $20.0 million with First Tennessee Bank, NA, at September 30, 2010.  The Company has pledged various securities as collateral on the line of credit.  There were no outstanding advances at September 30, 2010. See Note 9 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further detail of the Company’s borrowings.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, Subordinated Debentures and under the FRB’s Temporary Term Auction Facility (“TAF”) Program borrowings for the periods indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2010	2009	2008
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$148,000	$100,950	$162,525
Repurchase agreements	11,880	24,351	51,439
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	50,000	25,000	—
Overnight Fed Funds Purchased	10,000	—	—

Average Balance:
FHLB advances	$75,067	$46,844	$103,768
Repurchase agreements	7,479	13,299	9,794
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	6,113	2,123	—
Overnight Fed Funds Purchased	1,689	—	—

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2010	2009	2008
	(Dollars in Thousands)

FHLB advances	$22,000	$74,800	$132,025
Repurchase agreements	8,904	6,686	5,348
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	—	25,000	—

Total borrowings	$41,214	$116,796	$147,683

Weighted average interest rate of FHLB advances	5.10%	3.26%	4.28%

Weighted average interest rate of repurchase agreements	0.50%	0.49%	3.00%

Weighted average interest rate of subordinated debentures	4.21%	4.38%	7.83%

Weighted average interest rate of FRB TAF Borrowings	0.25%	0.25%	0.00%

Subsidiary Activities

The subsidiaries of the Company are the Bank, Meta Trust and First Midwest Financial Capital Trust I.  The Bank has one service corporation subsidiary, First Services Financial Limited (“First Services”).  At September

30, 2010, the net book value of the Bank’s investment in First Services was approximately $115,000.  The Bank organized First Services, its sole service corporation, in 1983.  First Services currently has no active operations.  Meta Trust was sold to a third party on September 30, 2010.  The impact to the financial results of the Company is nominal.

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

Each segment of MPS’ business is discussed generally below.  With respect to the segments, there can be a significant amount of cross-selling and cross-utilization of personnel and resources (e.g., a client asks MPS to develop products for both prepaid and consumer credit needs).  As described elsewhere herein, the Bank is subject to restrictions set forth in the supervisory directives issued by the OTS.  For further discussion see “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”

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

This segment of MPS’ business can generally be divided into three categories: reloadable cards, non-reloadable cards, and benefit/insurance cards.  These programs are typically offered via a third party relationship.  We are under restriction, by order of OTS, not to enter into new third party relationships or amend same absent prior approval.  For further information, see “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”  Government benefits are another growing application for prepaid cards; however, MPS has not focused on this category to date.

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

Consumer Credit Products.  In its belief that credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and afford the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns, the Company has offered certain credit programs that were designed to accomplish these objectives.  One such program — iAdvance — was eliminated at the direction of the OTS effective October 13, 2010.  Further, we may not offer tax-related programs, such as pre-season or refund anticipation loans or refund transfer services in fiscal 2011 unless we receive prior approval from OTS.  As described elsewhere herein and in our Form 8-K filed on December 2, 2010, we do not anticipate offering tax loan or refund transfer programs in 2011.  For further information, see “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”

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

The same restrictions applicable to third-party relationships as described above also apply to our ATM Sponsorship business; See “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).  In response to the current national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandates changes in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  Importantly for the Bank, the Dodd-Frank Act also abolishes the OTS on July 21, 2011, and transfers rulemaking authority and regulatory oversight to the Office of the Comptroller of the Currency (“OCC”) with respect to federal savings banks, such as the Bank, and to the Board of Governors of the Federal Reserve System with respect to savings and loan holding companies, such as the Company.  While the changes in the law required by the Dodd-Frank Act will most significantly have a major impact on large institutions, even relatively small institutions such as ours will be affected.

Pursuant to the Dodd-Frank Act, the Bank will be subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection (the “Bureau” or “BCFP”).  The Bureau will consolidate rules and orders with respect to consumer financial products and services and will have substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank. The Bureau will not, however, examine or supervise the Bank for compliance with such regulations; rather, based on its size, enforcement authority will remain with the Bank’s primary federal regulator although the Bank may be required to submit reports or other materials to the Bureau upon its request.  The date upon which the Bureau will begin to exercise its authority has been designated by the Secretary of the Treasury as July 21, 2011.

With respect to MPS, the Dodd-Frank Act also contains a provision that requires the Federal Reserve to adopt regulations setting standards to determine whether an interchange fee charged by a larger bank (i.e., one with assets of more than $10 billion) for debit card transactions is “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.”  Given the synergies and interconnectivity between all parties in payment systems processing in the United States, this requirement may mean that the Federal Reserve’s limitations will apply to all participants in the card market because the networks may determine to pay the same interchange to all issuers, regardless of asset size.

The Dodd-Frank Act also included a provision that supplements the Federal Trade Commission Act’s (the “FTC Act”) prohibitions against practices that are unfair or deceptive by also prohibiting practices that are “abusive.”  This term has not yet been defined by implementing regulations but, once it is defined, the Bank will be required to evaluate all of its consumer financial products and services to ensure they are in compliance with this provision.

In addition, and among other legislative changes that we and the Bank will need to assess, the Dodd-Frank Act requires us to: (1) be subject to a new assessment model from the FDIC based upon assets, not deposits (as described herein); (2) be subject to enhanced executive compensation and corporate governance requirements; and (3) evaluate our capital compliance at the holding company level due to our issuance of trust preferred securities.

The extent to which the new legislation and existing and planned governmental initiatives thereunder will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  In addition, because most of the component parts of the Dodd-Frank Act will be subject to intensive agency rulemaking and subsequent public comment over the next several months, it is difficult to predict the ultimate effect of the Dodd-Frank Act on us or the Bank at this time.  It is likely, however, that our operational expenses will increase as a result of new compliance requirements.

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the US Treasury authority to take certain actions to restore liquidity and stability to the U.S. banking markets.  Based upon its authority in the EESA, a number of programs to implement the EESA have been announced.  Those programs include the following:

•                  Capital Purchase Program (“CPP”).  Pursuant to this program, the US Treasury, on behalf of the US government, purchased up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company.  The investment had a dividend rate of 5% per year, until the fifth anniversary of the US Treasury’s investment and a dividend of 9% thereafter.  The program was terminated and no new investments could be made after October 3, 2010.  Neither the Bank nor the Company participated in this program.

•                  Temporary Liquidity Guarantee Program.  That program contained both a debt guarantee component, whereby the Federal Deposit Insurance Corporation (“FDIC”) guaranteed certain senior unsecured debt issued by eligible financial institutions, and a transaction account guarantee component, whereby the FDIC insured 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through June 30, 2010.  The Bank opted out of both components of this program.  Importantly, however, the Dodd-Frank Act requires all insured financial institutions, such as the Bank, to provide such products with FDIC insurance from December 31, 2010 until December 31, 2012.  This protection will not apply to interest-bearing NOW accounts or Interest on Lawyers Trust Accounts, however.  The FDIC has not stated that deposit insurance premiums will increase because of the provision.

Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to the profitability and operations of both the Company and the Bank.  In addition to the EESA, the US government, either through the US Treasury or some other federal agency, may also advance additional programs that could materially impact the profitability and operations of both the Company and the Bank.  The failure of these governmental efforts to stabilize national and international markets could have a material effect on the Company’s business, financial condition, results of operations or access to the credit markets.

S.A.F.E. Act Requirements.  On July 28, 2010, the OTS issued final rules requiring residential mortgage loan originators who are employees of federal savings banks to meet the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “S.A.F.E. Act”).  The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states (the “Registry”).  Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered.  According to the final rule, due to various system modifications and enhancements required to make the existing system capable to accept Federal Registrants, the system is not expected to be available to accept Federal Registrants before January 2011.  Individuals and Institutions will be directed on how to proceed by the appropriate agency.

Incentive Compensation Regulation.  The OTS issued on June 21, 2010 final guidance to ensure that incentive compensation arrangements at federal savings banks take into account risk and are consistent with safe and sound banking practices.  The guidance was designed to ensure that incentive compensation arrangements appropriately tie rewards to longer-term performance and do not undermine the safety and soundness of the entity or create undue risks to the financial system.  As a result of this guidance, the Company and the Bank will incorporate the risks related to incentive compensation into their broader risk-management framework.

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

Pursuant to Section 302 of the SOA, Meta Financial’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports filed with the SEC fairly present, in all material respects, the operations and conditions of Meta Financial.  In addition, as required by Section 404 of the SOA, management must make an assessment regarding the effect of internal controls on financial reporting.  Management’s assessment of the effectiveness of its internal control over financial reporting is included in Item 9A.  This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the permanent exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Act.

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

Gift card provisions in the Credit Card Act took effect on August 22, 2010.  These provisions impose new restrictions on the use of expiration dates and fees on gift cards, including both open-loop and closed-loop cards.  Certain provisions can also apply to general purpose reloadable and promotional cards (i.e., reloadable cards that are not marketed or labeled as gift cards, cards not marketed to the general public and cards that are loyalty or award cards are not subject to the fee and expiration restrictions).  If a card is subject to the Credit Card Act’s fee restrictions, then (1) fees cannot be imposed within a year after the card was issued or within a year after the cardholder’s last use, (2) only one fee is permitted in any month, and (3) certain disclosures related to the fees and the timing of their imposition must be clearly and conspicuously disclosed.  If a card is subject to the Credit Card Act’s expiration provisions, then the card must give consumers a reasonable opportunity to purchase the card with at least five years remaining until the card expiration date and the funds loaded onto such card must not expire before the later of five years after the date on which the card was issued or the card expiration date (if any).  As a result of these changes, we expect there will be a reduction in the Company’s revenue of approximately $2.0 million in fiscal 2011.

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

Meta Financial currently has two wholly-owned subsidiaries: the Bank, a federally chartered thrift institution; and First Midwest Financial Capital Trust I, a statutory business trust organized under the Delaware Business Trust Act.

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

The OTS has extensive supervisory and regulatory authority over the operations of savings associations.  As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examination by the OTS, as discussed above.  The last regular examination of the Bank was conducted in late 2010.

OTS also has extensive enforcement authority over its regulated institutions.  This enforcement authority includes, among other things, the power to compel higher reserves, the ability to assess civil money penalties, the ability to issue cease-and-desist or removal orders and the ability to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports.  The federal banking agencies have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Generally, any institution which fails to comply with these standards must submit a compliance plan.  For further discussion, see “—Standards for Safety and Soundness” and —OTS Supervisory Directives and Related Matters,” herein.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal law and it is prohibited from engaging in any activities not permitted by such laws.  For example, a federal savings association is generally permitted to branch into any state or multiple states subject to OTS approval.

The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2010, the Bank’s lending limit under these restrictions was $12.0 million.  The Bank is in compliance with this lending limit.

OTS Supervisory Directive and Related Matters.  The Company has previously disclosed in a Form 8-K that it had received on October 6, 2010 a Supervisory Directive that clarified and supplemented an initial Supervisory Directive dated August 31, 2010, which was followed by communications and meetings between the OTS and senior management of the Bank.  The OTS supervisory directives arose from a comprehensive examination of the Bank. The OTS has not yet presented its final report of examination to the Bank.

The OTS Directives, based on OTS’ assessment of the Bank’s third-party relationship risk, enterprise risk management, and rapid growth (in the MPS segment), require the Bank to obtain the prior written approval of the OTS Regional Director to:

•                  enter into any new third party relationship agreements concerning any credit product, deposit product (including prepaid access), or automatic teller machine or materially amend any such existing agreements (except for amendments to achieve compliance with applicable laws and regulations) or publicly announce any new third party relationship agreements or material amendments to existing agreements;

•                  originate, directly or through any third party, income tax refund anticipation loans or other loans where the expected source of repayment is a tax refund; and

•                  offer an income tax refund transfer processing service directly or through any third party during the 2011 tax season.

Further, the Form 8-K stated that the OTS advised us on October 6 that it has determined that the Bank engaged in unfair or deceptive acts or practices in violation of Section 5 of the Federal trade Commission Act and the OTS Advertising Regulation in connection with the Bank’s operation of the iAdvance program, and required the Bank to discontinue all iAdvance line of credit origination activity by October 13, 2010.  The Form 8-K also indicated the OTS will address in the future its expectations with respect to reimbursement of borrowers under the iAdvance program. The OTS has not yet informed us of its expectations regarding such reimbursement.

The Bank is contesting the OTS findings with respect to the alleged unfair or deceptive alleged acts or practices.  We cannot predict at this time the outcome, whether any reimbursement or fine will be imposed on the Bank, or if imposed what the amount of such reimbursement fine would be.

It is customary, following the OTS’ examination of a bank, for the OTS to issue a report of examination which requires the bank to correct any deficiencies noted during the course of the examination.  Bank regulatory agencies such as the OTS, which have broad discretionary powers to enforce banking laws and regulations, may also seek to take formal supervisory enforcement action if such actions are necessary or required.  Under applicable laws, the OTS has the ability to impose substantial sanctions, restrictions, and requirements on the Bank if it determines, upon examination or otherwise, that violations of laws with which a bank must comply have occurred, or weaknesses or failures exist with respect to general standards of safety and soundness.  Applicable law prohibits disclosure by the institution of specific OTS examination findings, although formal enforcement actions are routinely disclosed by the regulatory authorities.  If a bank regulatory agency such as the OTS issues a formal order it may require corrective steps, impose limits on activities, fines, prescribe lending parameters or impose reporting requirements, and could conceivably require additional capital to be raised.  Often, corrective steps result in increased compliance costs for internal and external resources.  In many cases, policies and procedures must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities.  Failure to adhere to the requirements of the actions, once issued, can result in more severe restrictions.  Generally, these enforcement actions can be lifted only after subsequent examinations substantiate correction of the underlying deficiencies.  Such deficiencies may encompass any number of subjects, including risk management policies and procedures, compliance with the Bank Secrecy Act, other compliance rules, as well as other bank regulatory requirements.  The OTS will typically seek to have a bank take corrective actions with respect to any deficiencies identified in the report of examination.  With respect to our exam, we cannot predict with certainty the subjects that will be addressed and the means used to achieve these corrections.  See Item 1A. Risk Factors — “Risks Related to Our Industry and Business — difficult economic and market conditions have adversely affected our industry” and “Risks Related to the Company’s Business — We cannot predict the possibility of future regulatory action.”

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

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. The FDIC issued a final rule on December 22, 2008, that raised the current deposit insurance assessment rates uniformly by seven basis points (to a range from 12 to 50 basis points) effective for the first quarter 2009. On February 27, 2009, the FDIC issued a final rule that changed the calculation of FDIC insurance rates beginning in the second quarter of 2009. Under this rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate is based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate currently ranges from seven to 77.5 basis points of the institution’s deposits.

Adequately capitalized banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC. Under a new interest rate restriction rule that became effective in January 2010, the FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, less-than-well capitalized institutions generally may not pay an interest rate in excess of the national rate plus 75 basis points.

Undercapitalized banks may not accept, renew or rollover brokered deposits, and are subject to restrictions on the soliciting of deposits over prevailing rates.  In addition, undercapitalized banks are subject to certain regulatory restrictions.  These restrictions include, among others, that such a bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with a capital restoration plan approved by the FDIC and the bank’s ratio of equity to total assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time.  In addition such banks may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval.  In addition, as part of a capital restoration plan, the Company must generally guarantee that the bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee.  If a capital restoration plan is not approved, or if the bank fails to implement the plan in any material respect, the bank would be treated as if it were “significantly undercapitalized,” which would result in the imposition of a number of additional requirements and restrictions.  It should also be noted that all FDIC insured institutions are assigned an assessment risk. In general, weaker banks (those with a higher assessment risk) are subject to higher assessments than stronger banks. An adverse change in category can lead to materially higher expenses for insured institutions.  Finally, bank regulatory agencies have the ability to seek to impose higher than normal capital requirements known as individual minimum capital requirements (“IMCR”) for institutions with higher risk profiles.  If the Bank’s capital status — now well-capitalized — changes as a result of future operations or regulatory order, the company’s financial condition or result of operations could be adversely affected. See “ — OTS Supervisory Directives and Related Matters.”

The FDIC announced on November 12, 2009, that insured depository institutions were required to prepay three years of deposit insurance premiums on December 30, 2009.  Under the rule, the prepaid amount was based on an estimate of the institution’s assessment rate in effect on September 30, 2009, its third quarter 2009 assessment base, and an estimated rate of increase in that assessment base.  MetaBank was assessed $4.1 million.  At September 30, 2010, the Bank’s risk category assignment required a payment of 14.36 cents per $100 of assessable deposits.

 Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 (insurance coverage had previously been temporarily raised to that level until December 13, 2013).  The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits.  The FDIC is required to attain this ratio by September 30, 2020.  In addition, the Dodd-Frank Act will have a significant impact on the calculation of deposit insurance assessment premiums going forward.  Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity.  The FDIC has issued a proposed rulemaking that implements this change to the assessment calculation but has said that the new assessment rate schedule should result in the collection of assessment revenue that is approximately revenue neutral even though the new assessment base under Dodd-Frank Act is larger than the current assessment base.  Because of this change, the new proposed assessment rates are lower than current rates and range generally from 2.5 basis points to 45 basis points.  Notably, there is a separate insurance assessment rate schedule that has been proposed for larger institutions (i.e., institutions with at least $10 billion in assets).

The proposed FDIC rules also provide the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the fourth quarter of 2010, the FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits.  These assessments will continue until the bonds mature in 2019.

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

Generally, in meeting the tangible, leverage and risk-based capital standards, federal savings associations must deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.  If a subsidiary’s activities are permitted to a national bank, that subsidiary’s assets are generally consolidated with those of the parent’s on a line-for-line basis.

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

As of September 30, 2010, the Bank exceeded all of its regulatory capital requirements with core, tangible and risk-based capital ratios of 7.29%, 7.29% and 18.80% respectively, and was designated as “well-capitalized” under federal guidelines.  See Note 15 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Institutions in Troubled Condition.  Certain events, including entering into a formal written agreement with a bank’s regulator that requires action to improve the bank’s financial condition, or simply being informed by the regulator that the bank is in troubled condition, will automatically result in limitations on so-called “golden parachute” agreements pursuant to Section 18(K) of the FDIA.  In addition, organizations that are in troubled condition must give 30 days written notice before appointing a Director or Senior Executive Officer, pursuant to Section 32 of the FDIA.

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

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related to loans and investments.  At September 30, 2010, the Bank met the test and always has since its effectiveness.

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

The Dodd-Frank Act also included specific changes to the law related to the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders.  With respect to the definition of “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company.  In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate.  A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB, one of 12 regional FHLBs that administers the home financing credit function of savings associations that is subject to supervision and regulation by the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances must be used for residential home financing.

As members of the FHLB System, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount of 4.45% to support outstanding advances and mortgage loans.  At September 30, 2010, the Bank had in the aggregate $5.3 million in FHLB stock, which was in compliance with this requirement.  For the fiscal year ended September 30, 2010, dividends paid by the FHLB to the Bank totaled $138,000.

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

Pursuant to the CIBC Act, the OTS has 60 days from the filing of a complete notice to act; taking into consideration certain factors, including the effect the acquisition could have on the depositors or the public, the competitive effects of the acquisition and the financial and managerial resources of the acquirer.  Any company deemed to be in “control” would then be subject to regulation as a savings and loan holding company and subject to registration with the OTS and the agency’s registration, examination and regulation.

Pursuant to the Dodd-Frank Act, as described previously, it is expected that the Federal Reserve will have jurisdiction over the Company (and that the OCC will have jurisdiction over the Bank) upon the merger of OTS into the OCC.

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

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of September 30, 2010, the Bank’s Excess for tax purposes totaled approximately $6.7 million.

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

The Company’s payment systems division serves customers nationally and faces competition from large commercial banks and specialty providers of electronic payments processing and servicing, including prepaid, debit, and credit card issuers, ACH processors, and ATM network sponsors.  Many of these national players are aggressive competitors, leveraging relationships and economies of scale.

Employees

At September 30, 2010, the Company and its subsidiaries had a total of 415 full-time equivalent employees.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company who do not serve on the Company’s Board of Directors.  There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.

Mr. Troy Moore III, age 42, is Executive Vice President and Chief Operating Officer of the Company and the Bank after being appointed to the position on June 27, 2005.  In addition, Mr. Moore is a member of the Executive Committees for both the Company and the Bank. Mr. Moore had been the president of the Central Iowa Market of the Bank, a position he had held since 1998.  He joined the Bank in 1997 as a Vice President in the Central Iowa Market. Previously, Mr. Moore served as District Representative and District Manager for Maytag for 7 years.  Mr. Moore received a Bachelor of Business Administration degree from Iowa State University, Ames, Iowa.  Mr. Moore is the son-in-law of James S. Haahr, the Company’s Chairman of the Board, and the brother-in-law of J. Tyler Haahr, the Company’s President and Chief Executive Officer.

Mr. David W. Leedom, age 56, is Executive Vice President, Secretary, Treasurer, and Chief Financial Officer of the Company after being appointed to the position on January 28, 2008.  Additionally, Mr. Leedom is a member of the Executive Committees for both the Company and the Bank.  Mr. Leedom has over 25 years of experience in the banking and financial services industry to the company.  Mr. Leedom previously served as Senior Vice President of Portfolio Credit and Business Analytics at the Bank from January 2007 to October 2007 when he was appointed Acting Chief Financial Officer.  He previously served as a Senior and as an Executive Vice President for BankFirst for 11 years prior to joining Meta in January 2007; his experience at BankFirst included his positions as EVP of Accounting and Finance and Credit Portfolio Management.  Mr. Leedom’s experience also includes 11 years at Citibank.  Mr. Leedom received a Bachelor of Business Administration in Accounting degree from the University of Iowa.

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

Risks Related to Our Industry and Business

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

• We face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

• Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

• The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;

• The value of the portfolio of investment securities that we hold, including our trust preferred securities, may be adversely affected; and

• If, due to financial setbacks or as a result of any OTS-ordered reimbursement, fine, or order our FDIC risk assessment category changes, we may be required to pay significantly higher FDIC insurance premiums in the future.  See “— Regulation.”

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that much of the details and substance of the new laws will be determined through agency rulemaking.

The compliance burden and impact on our operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of federal savings associations and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to noncompliance risk and consequences.

The elimination of the OTS and transfer of the OTS’s supervisory and rulemaking functions to various federal banking agencies will change the way that we are regulated.

As the OTS is due to be abolished 90 days after transferring its supervisory and rulemaking functions to various federal agencies, both the Bank and Company will be transitioning to the jurisdiction of new primary federal regulators, which will change the way that we are regulated. Specifically, the OTS’s supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations will be transferred to the OCC, while the OTS’s supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries will be transferred to the FRB. While the OCC and FRB are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the HOLA, the transition of supervisory functions from the OTS to these agencies could alter the operations of the Bank and Company so as to be more closely aligned with the OCC’s and FRB’s respective supervision of national banks and bank holding companies. While the functions of the OTS will formally be transferred to the OCC and FRB in July 2011 (or else by January 2012 if a six-month extension is required), we may see changes in the way we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

The BCFP may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The full reach and impact of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding, insured depository institutions with assets of $10 billion or less will continue to be supervised and examined by their primary federal regulators, rather than the BCFP, with respect to compliance with the federal consumer protection laws.

Legislative and regulatory initiatives taken to date may not achieve their intended objectives; proposed and future initiatives may substantially increase compliance burdens and further impact our financial condition or results of operations.

Legislative and regulatory initiatives taken to date by Congress and the federal banking regulators to address financial regulatory reform may not achieve their intended objectives, thereby requiring additional legislation or regulation of the financial services industry. Furthermore, the Basel Committee on Banking Supervision and other international bodies comprised of banking regulators have committed to raise capital standards and liquidity buffers within the banking system by imposing new requirements, for example a requirement that all regulatory capital instruments issued by depository institutions must include contractual terms that allow regulators to write them off or convert them to common shares in the event of the institution’s failure. Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions. We cannot predict whether such proposals will ultimately be adopted, or the impact that such proposals, if adopted, would have upon our financial condition or results of operations.

We have a concentration of our assets in mortgage-backed securities.

As of September 30, 2010 approximately 47.1% of the Bank’s assets were invested in mortgage-backed securities.

The Company’s mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of Ginnie Mae, Fannie Mae and Freddie Mac.  The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities.  Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.  Privately issued mortgage pass-through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer.

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

We recorded other-than-temporary impairment (“OTTI”) charges in our trust preferred securities (“TRUPS”) portfolio in the fourth quarter of fiscal 2010, and we could record additional losses in the future.

We determine the fair value of our investment securities based on GAAP and three levels of informational inputs that may be used to measure fair value. The price at which a security may be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on infrequent trading history, the market for the security is illiquid, or a significant amount of securities are being sold.

During fiscal 2010, we determined that one debt security “TRUPS” exhibited OTTI. The aggregate OTTI loss recorded for the security was $350,000 which was recognized through earnings.

The valuation of our TRUPS will continue to be influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, the financial condition of specific issuers deferral and default rates of specific issuer financial institutions, rating agency actions, and the prices at which observable market transactions occur. If we are required to record additional OTTI charges on our TRUPS portfolio, we could experience potentially significant earnings losses as well as an adverse impact to our capital position.

Under the recently enacted Dodd-Frank Act, TRUPS issued on or after May 19, 2010 are no longer eligible for inclusion in Tier 1 capital. For trust preferred securities issued before May 19, 2010, regulatory capital deductions will generally be required during a phase in period from January 1, 2013 to January 1, 2016; however, depository institution holding companies with assets of less than $15 billion as of year-end 2009 enjoy a permanent grandfather right with respect to such securities for purposes of calculating regulatory capital.

Risks Related to the Banking Industry

Our reputation and business could be damaged by negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation, including as a result of negative publicity associated with the supervisory directives, could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud, identity theft, and unauthorized intrusion.

There have been a number of publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.  Employee errors could also subject us to civil claims for negligence.  See “Item 3. Legal Proceedings.”

Although we maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct and employee errors as well as insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud, these internal controls may fail to prevent or detect such an occurrence, or such an occurrence may not be insured or exceeds applicable insurance limits.

In addition, there have also been a number of cases where financial institutions have been the victim of fraud related to unauthorized wire and Automated Clearinghouse transactions.  The facts and circumstances of each case vary but generally involve criminals posing as customers (i.e., stealing bank customers’ identities) to transfer funds out of the institution quickly in an effort to place the funds beyond recovery prior to detection.  Although we have policies and procedures in place to verify the authenticity of our customers and prevent identity theft, we can provide no assurances that these policies and procedures will prevent all fraudulent transfers. In addition, although we have safeguards in place, it is possible that our computer systems could be infiltrated by hackers or other intruders. We can provide no assurances that these safeguards will prevent all unauthorized infiltrations. Identity theft and successful unauthorized intrusions could result in reputational damage and financial losses to the Company. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation — Recent Developments.”

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

The national and global economic downturn has recently resulted in extreme levels of market volatility locally, nationally and internationally.  This downturn has depressed the overall market value of financial institutions, and may limit or impede industry access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general, including the Company, with respect to, for example, the establishment of reserves should conditions deteriorate further.

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

The Company operates in a highly regulated environment and are subject to extensive regulation, supervision and examination by the OTS and the FDIC.  As described above, beginning with the fourth quarter of fiscal 2011, we will be supervised by the Federal Reserve and the Bank will be supervised by the OCC and the FDIC.  See “Business — Regulation” herein.  Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  In this respect, potentially landscape-changing legislative proposals have been introduced in Congress, and by regulatory agencies with respect to their respective regulatory powers.  Such regulation and supervision govern the activities in which an institution may engage, including the activities of MPS, and are intended primarily for the protection of the Bank, its depositors and the FDIC. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing savings banks, could have a material impact on the Company’s operations. It is unknown at this time to what extent legislation will be passed into law or regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.

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

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among many other things, eliminates the Company’s bank  regulator (the OTS, the duties of which will be taken over by the OCC and the Federal Reserve as the new regulators of the Bank and the Company, respectively), establishes the new federal BCFP, requires the BCFP and other federal agencies to implement over the next six to eighteen months many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s and the Bank’s business. Compliance with the new law and regulations will, however, likely result in additional costs, which could be significant, and could adversely impact the Company’s results of operations, financial condition or liquidity.

Risks Related to the Company’s Business

We cannot predict the possibility of future regulatory action.

As has been described in this Annual Report, the OTS issued supervisory directives requiring the Bank to take certain actions and to refrain from taking certain actions.  In addition, during 2010 the Bank was examined by OTS, but we have not yet received a report of examination.  While we believe it is likely that OTS will seek to have the Bank take corrective actions in connection with deficiencies identified in the report of examination, we cannot predict with certainty the subjects that will be addressed and the means used to achieve such corrections.  Bank regulatory agencies such as the OTS, which have broad discretionary powers to enforce banking laws and regulations, may seek to take formal supervisory action if such actions are necessary or required.  Corrective steps could result in increased compliance costs for internal and external resources.  See Item 1. “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”

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

•                  MPS Program Loans.  MPS previously originated consumer loans, in some cases related to anticipated tax refunds that are funded to prepaid cards. For certain of these loans, repayment is based on the customer filing a tax return and the Internal Revenue Service funding the tax refund.  If either or both do not occur, losses could result.  MPS has loss protection agreements in place with certain business partners in which they will absorb some or all of such losses in the event they were to exceed certain levels.  We do not anticipate offering tax loan or refund transfer programs in fiscal 2011.

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

In recent years, the Company has been required to include in its annual reports filed with the SEC a report of the Company’s management regarding internal control over financial reporting.  We have documented and evaluated the Company’s internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations, which require an annual management report on the Company’s internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting.  In order to comply with this requirement, management retained outside consultants to assist the Company in (i) assessing and documenting the adequacy of the Company’s internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing or other means that controls are functioning as documented.  Management’s Annual Report on Internal Control over Financial Reporting is contained in Item 9A below.  If the Company fails to identify and correct any significant deficiencies in the design or operating effectiveness of the Company’s internal control over financial reporting or fails to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock, and the Company’s ability to attract additional deposits.

No material weaknesses have been identified in connection with the Company’s fiscal year 2010 audit.  If material weaknesses are identified in the future, such weaknesses could have a material impact on the profitability and performance of the Company.

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

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock. As of September 30, 2010, the Company was authorized to issue up to 5,200,000 shares of common stock, of which 3,111,413 shares were outstanding, and 261,586 shares were held as treasury stock.  The Company was also authorized to issue up to 800,000 shares of preferred stock, none of which is outstanding or reserved for issuance. Accordingly, without further stockholder approval, the Company may issue up to 2,088,587 additional shares of common stock.  This factor may affect the market price for shares of the Company’s common stock.

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

Our agricultural loans are subject to factors beyond the Bank’s control.

The agricultural community is subject to commodity price fluctuations. Although our agricultural loans are a relatively limited part of our overall portfolio, extended periods of low commodity prices, higher input costs, or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which in turn, could affect other businesses in the Company’s market area.

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

While some proposed legislation would benefit MPS, it is possible that new legislation or more stringent focus by banking agencies could further restrict MPS’ current operations or change the regulatory environment in which the division’s customers operate.

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

In addition to the relevant legal paradigm set forth above, it should also be noted that there has been concern within the bank regulatory environment over the use of credit and, in particular, prepaid cards as a means by which to illegally launder and move money.  We believe such concerns in general will continue for the foreseeable future for the entire banking industry, with a continued emphasis on heightened compliance expectations. See Item 1. “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”

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

Contracts with third-parties, some of which are material to the Company, may not be renewed, may be renegotiated on terms that are not as favorable to MPS, may not be fulfilled or could be subject to cancellation by regulatory authorities.

MPS has entered into numerous contracts with third parties with respect to the operations of its business.  In some instances, the third parties provide services to MPS; in other instances, MPS provides products and services to such third parties.  Were such agreements not to be renewed by the third party or were such agreements to be renewed on terms less favorable to MPS, such actions could have a material impact on the division’s profitability and deposit levels.

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

In addition, as described earlier, in the supervisory directive our regulator noted deficiencies with respect to our third party relationships. As a result, we may seek modifications to certain of our contracts with third-parties, and we cannot offer any assurance that we will be able to achieve such modifications.  If we are unsuccessful, it is possible that OTS could order us to abrogate certain contracts, which could have an adverse impact on our financial condition or results of operations.  See “Regulation — Bank Supervision and Regulation- OTS Supervisory Directives and Related Matters.”

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

Our business model, to some degree, depends upon the use of sales agents who are not our employees.  These agents sell the products and services of many different processors to merchants and other parties in need of a card services. Failure to maintain good relations with such sales agents could have a negative impact on our business.  In addition, new third party relationships have been restricted absent prior approval of OTS.  See Item 1. “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”

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

MPS Revenue Concentration.

MPS works with a large number of business partners to derive its revenue.  The Company believes two of its partners have reached a size that, should these partners’ business with the Company end, the earnings attributable to them would have a material effect on the financial results of the Company.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Company conducts its business at its main office and branch office in Storm Lake, Iowa.  The Company operates six offices in metro Des Moines, Iowa. The Company also operates one office in Brookings, South Dakota and three offices in Sioux Falls, South Dakota. In addition, the Company has space at another facility in Sioux Falls, South Dakota, which houses general corporate and MPS functions, in Omaha, Nebraska, which houses certain MPS functions and a non-retail service branch in Memphis, Tennessee.

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on Westown Parkway, West Des Moines, Iowa, on North Minnesota Avenue, Sioux Falls, South Dakota, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, the administrative and MPS offices located on Broadband Lane in Sioux Falls, Omaha and the non-retail service branch in Memphis, Tennessee.  In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, the land on which the buildings were constructed is leased.  The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2010 was $19.4 million.  See Note 7 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company has experienced rapid growth, particularly as a result of growth of MPS.  Management believes current facilities are adequate to meet its present needs.

The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions.  The net book value of the data processing and computer equipment utilized by the Company at September 30, 2010 was approximately $3.0 million.

Item 3.	Legal Proceedings

Lawsuits against MetaBank involving the sale of purported MetaBank certificates of deposit continue to be addressed.  Since its filing of Form 10-K for the year ended September 30, 2009, three such lawsuits have been settled for a payment and dismissed with prejudice: (i) the matter of Methodist Hospitals of Dallas v. MetaBank and Meta Financial Group, Inc., filed in the 95th Judicial District Court of Dallas County, TX, Cause No. 08-06994: (ii) the matter of St. Paul Mercury Insurance Co., as assignee and subrogate of Lemont National Bank, v. Metabank, filed in the United States District Court for the Northern District of Illinois, Case No. 1:09-cv-01031; and (iii) Coreplus Federal Credit Union and Waterbury CT Teachers Federal Credit Union, v. MetaBank and Meta Financial Group, filed in the United States District Court for the District of South Dakota, Southern Division, Case No. 09-cv-4130.  In all, nine cases have been filed to date, and of those nine, three have been dismissed, and four have been settled for payments that the Company deemed reasonable under the circumstances, including the costs of litigation.  Of the two remaining cases, one is a class action case.  On May 5, 2010, in that class action, Guardian Angel Credit Union v. MetaBank et al., Case No. 08-cv-261-PB (USDC, District of NH), the court granted the plaintiff’s motion to certify the class.  Additionally, a lawsuit relating to this matter has been filed by Airline Pilots Assoc Federal Credit Union in the Iowa District court for Polk County, Case number CL-118792.  The underlying matter was first disclosed in the Company’s quarterly report for the period ended December 31, 2007, which stated that an employee of the Bank had sold fraudulent CDs for her own benefit.  The unauthorized and illegal actions of the employee have since prompted a number of demands and lawsuits seeking recovery on the fraudulent CDs to be filed against the Bank, which have been disclosed in subsequent filings. The employee was prosecuted, convicted and, on June 2, 2010, sentenced to more than seven years in federal prison and ordered to pay more than $4 million in restitution. Notwithstanding the nature of her crimes, which were unknown by the Bank and its management, plaintiffs in the two remaining cases seek to impose liability on the Bank under a number of legal theories with respect to the remaining $3.6 million of fraudulent CDs that were issued by the former employee.  The Bank and its insurer, which has assumed defense of the action and which is advancing defense costs subject to a reservation of rights, continue to vigorously contest liability in the remaining actions.

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

Thirumalesh Bhat v. Meta Financial Group, Inc., J. Tyler Haahr, David W. Leedom, Bradley C. Hanson and Troy Moore; Case No. 5:10-cv-04099-DEO, and Alaa M. Elgaouni v. Meta Financial Group, Inc., J. Tyler Haahr, David W. Leedom; Case No. C10-4108MWB. The Company has been informed that two former stockholders, Thirumalesh Bhat and Alaa M. Elgaouni, have separately filed purported class action lawsuits against the Company and certain of its officers alleging violations of certain federal securities laws. The cases were filed on October 22, 2010 and November 5, 2010 in the United States District Court for the Northern District of Iowa purportedly on behalf of those who purchased the Company’s stock between May 14, 2009 and October 15, 2010.  The complaints allege that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made during this period by the Company and its officers. The complaints do not specify an amount of damages sought. The Company denies the allegations in the complaints and intends to vigorously pursue its defense.

Supervisory Action.  In its Supervisory Directive of October 6, 2010 (“Supervisory Directive”) ordering the Bank to discontinue its iAdvance loan product, the Regional Director of the OTS informed the Bank of its determination that the Bank had committed unfair or deceptive acts and practices with respect to its iAdvance lending program.  OTS also informed the Bank in the Supervisory Directive that it will address in the future its reimbursement expectations regarding iAdvance borrowers.  The OTS has not yet informed us of its expectations with respect to reimbursement of borrowers under the iAdvance program.  If the OTS decides to impose on the Bank, pursuant to its enforcement authority, a monetary component of corrective action in connection with its findings in respect of the iAdvance program, such measures could include reimbursement of consumers as well as a potential fine. We cannot predict whether any reimbursement will be sought or fine will be imposed, or if sought or imposed, what the amount of such reimbursement or fine would be.  The Bank is contesting the OTS findings with respect to its iAdvance lending program.

See Item 1. “Business — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters” for a discussion of existing OTS enforcement matters and potential future corrective actions.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Securities

The Company’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.”  Quarterly dividends for 2010 and 2009 were $0.13.  The price range of the common stock, as reported on the NASDAQ System, was as follows:

	Fiscal Year 2010		Fiscal Year 2009
	Low	High	Low	High

First Quarter	$20.45	$23.76	$6.75	$16.94
Second Quarter	17.40	25.25	6.59	12.28
Third Quarter	24.97	32.67	8.50	21.52
Fourth Quarter	29.28	36.72	19.27	24.05

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations, and regulatory restrictions.

As of September 30, 2010, the Company had 3,111,413 shares of common stock outstanding, which were held by 206 shareholders of record, and 490,993 shares subject to outstanding options. The shareholders of record number does not reflect approximately 1000 persons or entities that hold their stock in nominee or “street” name.

The transfer agent for the Company’s common stock is Registrar & Transfer Company, 10 Commerce Drive, Cranford, New Jersey, 07016.

There have been no purchases by the Company during the quarter ended September 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data

SEPTEMBER 30,	2010	2009	2008	2007	2006

SELECTED FINANCIAL CONDITION DATA (Dollars in Thousands)

Total assets	$1,029,766	$834,777	$710,236	$686,080	$740,921
Loans receivable, net	366,045	391,609	427,928	355,612	368,959
Securities available for sale	506,852	364,838	203,834	158,701	172,444
Goodwill and intangible assets	2,663	2,215	2,206	1,508	1,508
Deposits	897,454	653,747	499,804	522,978	538,169
Total borrowings	41,214	116,796	147,683	78,534	114,789
Shareholders’ equity	72,044	47,345	45,733	48,098	45,099

YEAR ENDED SEPTEMBER 30,	2010	2009	2008	2007	2006

SELECTED OPERATIONS DATA (Dollars in Thousands, Except Per Share Data)

Total interest income	$39,083	$36,726	$37,418	$37,774	$38,112
Total interest expense	5,993	8,907	13,415	16,967	19,611
Net interest income	33,090	27,819	24,003	20,807	18,501
Provision for loan losses	15,791	18,713	2,715	3,168	310
Net interest income after provision for loan losses	17,299	9,106	21,288	17,639	18,191
Total non-interest income	97,444	79,969	37,696	21,858	13,495
Total non-interest expense	94,930	91,081	61,820	36,958	26,641
Income (loss) from continuing operations before income tax expense (benefit)	19,813	(2,006)	(2,836)	2,539	5,045
Income tax expense (benefit)	7,420	(543)	(1,002)	1,227	1,666
Income (loss) from continuing operations	12,393	(1,463)	(1,834)	1,312	3,379
Income (loss) from discontinued operations, net of tax	—	—	811	(141)	309
Net income (loss)	12,393	(1,463)	(1,023)	1,171	3,688

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$4.23	$(0.56)	$(0.71)	$0.52	$1.36
Income (loss) from discontinued operations	—	—	0.31	(0.06)	0.12
Net income (loss)	$4.23	$(0.56)	$(0.40)	$0.46	$1.48

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$4.11	$(0.56)	$(0.69)	$0.50	$1.34
Income (loss) from discontinued operations	—	—	0.31	(0.05)	0.12
Net income (loss)	$4.11	$(0.56)	$(0.38)	$0.45	$1.46

YEAR ENDED SEPTEMBER 30,	2010	2009	2008	2007	2006

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	1.22%	-0.20%	-0.14%	-0.14%	0.17%
Return on average assets-continuing operations	1.22%	-0.20%	-0.24%	-0.24%	0.19%
Return on average equity	20.59%	-3.13%	-2.27%	2.69%	8.55%
Return on average equity-continuing operations	20.59%	-3.13%	-4.07%	3.01%	7.83%
Net interest margin-continuing operations	3.43%	3.50%	3.51%	3.38%	2.85%
Operating expense to average assets-continuing operations	9.36%	10.55%	8.25%	5.26%	3.55%

QUALITY RATIOS-Continuing Operations
Non-performing assets to total assets at end of year	0.94%	1.76%	1.06%	0.38%	0.72%
Allowance for loan losses to non-performing loans	63%	55%	76%	196%	121%

CAPITAL RATIOS
Shareholders’ equity to total assets at end of period	7.00%	5.67%	6.44%	7.01%	6.09%
Average shareholders’ equity to average assets	5.93%	5.42%	6.01%	6.20%	5.76%

OTHER DATA
Book value per common share outstanding	$23.15	$17.97	$17.58	$18.57	$17.79
Dividends declared per share	0.52	0.52	0.52	0.52	0.52
Number of full-service offices	12	12	13	17	19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts on this Form 10-K: Part II, Item 8 “Consolidated Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business.”

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

MPS, a division of the Bank, is an industry leader in the issuance of prepaid debit cards and is also a provider of a wide range of payment-related products and services, including prepaid debit cards such as those related to gift, tax refunds, rebate, travel and payroll, ATMs, and consumer credit products.  MPS pursues a strategy of working with industry-leading companies in a variety of businesses to help them introduce new payment products to their customers.  In addition, MPS partners with emerging companies to develop and introduce new payment products.  MPS earns revenues from fees as well as being a significant provider of low- and no-cost demand deposits related to its prepaid card business. Certain MPS’ activities have been significantly curtailed as a result of supervisory directives issued by the OTS. For a description of the directives, see Item 1. “Regulation — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”  It is expected, as described below, that the directives will have a significant impact on revenues, profitability, and growth of the MPS division and the Company as a whole.

Overview of Corporate Developments

In fiscal 2010, the MPS division continued to demonstrate significant growth on a year-over-year basis.  Fiscal 2010 MPS-related card fee income grew 20% as compared to fiscal 2009.  In fiscal 2010, MPS continued to expand its tax-related, rebate, and consumer credit business lines.  During fiscal 2010, the Bank participated in a pre-season tax-related loan program with a major tax preparation firm as it did in the prior fiscal year.  The Company managed the funding and credit risks and realized its expected return on the program.  In addition, MPS provided a prepaid debit card for refunds with the same tax preparation company in fiscal 2010 and 2009.  As mentioned earlier in this Annual Report, the Bank does not anticipate offering its tax-related programs in fiscal 2011. Moreover, the Bank was ordered to discontinue its iAdvance lending program and complied with that order on October 13, 2010.  iAdvance represented 13% and our tax-related loan and refund transfer programs represented 16% of our fiscal 2010 MPS gross profit.  It was expected that these programs would contribute approximately the same level to earnings in fiscal 2011 as they did in fiscal 2010.  The Bank may not enter into new third party relationship agreements or amend existing agreements (except to comply with law), absent regulatory permission.  These relationships include, in addition to those discussed above, card agreements, including our Simplexus platform that allows small banks to issue cards, and our ATM sponsorship programs.  As a result, third party entities may decide to migrate their business to other banks that are not similarly restricted.  One such party has already announced its intent to decrease its reliance on MetaBank.  As a result, it is possible that revenues, low and no-cost deposits, and profits generated by these lines will decrease in fiscal 2011.  See Item 1. “Business — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters.”

Also, we disclosed in our Form 8-K filings of October 12, 2010 and October 18, 2010 that we anticipated the discontinuance of the iAdvance loan program may result in elevated rates of nonpayment on outstanding iAdvance loans. We further disclosed in our Form 8-K filed on December 2, 2010 our estimate that the elevated losses caused by the sudden discontinuation of the iAdvance loan program in mid-October 2010 will result in the recognition of an immaterial amount of related loan loss provision expense of approximately $50,000 or less, for the three months ending December 31, 2010, and we reaffirm that estimation.

We also disclosed in our Form 8-K filed on December 2, 2010 that following these Supervisory Directives, management of MPS has been in discussions with various third parties regarding the structure and fees of tax-related programs which could be submitted to the OTS for approval, and that in light of requirements imposed on MPS for any proposed programs to be submitted for OTS approval and the timeline for expected OTS review, MPS had concluded that it was unlikely to offer these tax-related programs during the upcoming 2011tax season.  Finally, we disclosed that MPS has been in discussions with one of its primary program managers of the tax-related programs regarding a mutual agreement to terminate the program agreement for the 2011 tax season.  During the pendency of those discussions, that program manager provided MPS its notice of termination on November 30, 2010.

The traditional bank segment is continuing to build its customer base from its previous expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa.  The Bank has added six branches in approximately the past nine years in these markets.  The Bank focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate owners or developers in these communities.  During the second quarter of fiscal 2008, the Company sold its commercial banking subsidiary, MetaBank WC, which included three branches in rural West-Central Iowa. The transaction closed March 28, 2008.  The Company is now a unitary savings and loan holding company, not a bank holding company, and is subject to the jurisdiction of the OTS.  This transaction allows the Company to increase its focus on higher growth markets and business lines.  The Bank now operates 12 retail banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and maintains a non-retail service branch in Memphis, Tennessee.

On September 30, 2010, the Company sold Meta Trust.

Financial Condition

The following discussion of the Company’s consolidated financial condition should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K.

As of September 30, 2010, the Company’s assets grew by $195.0 million, or 23.4%, to $1.0 billion compared to $834.8 million at September 30, 2009.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed securities and to a lesser extent the Company’s cash and cash equivalents, offset in part by decreases in the Company’s portfolio of net loans.

Total cash and cash equivalents and federal funds sold were $87.5 million at September 30, 2010, an increase of $81.3 million from $6.2 million at September 30, 2009.  The growth primarily was the result of the Company’s increased liquidity from an increase in deposits, primarily due to deposits generated by MPS. In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB and the FRB. Federal funds sold deposits may be maintained at the FHLB.  At September 30, 2010 the Company had no federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $142.0 million, or 38.9%, to $506.8 million at September 30, 2010, as investment purchases exceeded related maturities, sales, and principal pay downs.  The Company’s portfolio of investment securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During fiscal year 2010, the Company purchased $435.8 million of mortgage-backed securities with average lives of five years or less or stated finals of approximately 30 years or less and sold mortgage-backed securities in the amount of $97.6 million.  See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s portfolio of net loans receivable decreased by $25.6 million, or 6.5%, to $366.0 million at September 30, 2010 from $391.6 million at September 30, 2009.  This decrease primarily relates to a decrease of $27.9 million in commercial and multi-family real estate loans.  One- to four-family residential loans also decreased by $7.8 million from the prior fiscal year due to sales and repayments exceeding originations. Offsetting the above was an increase in consumer loans of $12.1 million.  See Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company owns stock in the FHLB due to its membership and participation in this banking system.  The Company’s investment in such stock decreased $1.8 million, or 25.1%, to $5.3 million at September 30, 2010 from $7.1 million at September 30, 2009.  The decrease was due to a decrease in the level of borrowings from the FHLB, which require a calculated level of stock investment based on a formula determined by the FHLB.

Bond insurance receivable decreased $0.4 million at September 30, 2010 as management revised the expected receipt of insurance proceeds related to the purported MetaBank certificate of deposits matter disclosed in Item 3. “Legal Proceedings”

Foreclosed real estate and repossessed assets decreased to $1.3 million as compared to $2.1 million at September 30, 2009 due to sales and write offs exceeding the foreclosure of assets and loan collateral related to previously reported non-performing loans.

Total deposits increased by $243.7 million, or 37.3%, to $897.4 million at September 30, 2010 from $653.7 million at September 30, 2009.  During fiscal 2010, the Company continued to grow its low- and no-cost deposit portfolio. Deposits attributable to MPS were up $233.1 million, or 55.2%, at September 30, 2010, as compared to September 30, 2009. This increase results from growth in prepaid card programs.  As mentioned previously, it is unclear what the level of MPS-generated deposits will be in fiscal 2011.

The Company’s total borrowings decreased $75.6 million, or 64.7%, from $116.8 million at September 30, 2009 to $41.2 million at September 30, 2010 and is primarily due to the growth of deposits. See Notes 9, 10, and 11 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2010, the Company’s shareholders’ equity totaled $72.0 million, up $24.7 million from $47.3 million at September 30, 2009.  The increase was related to the issuance of common shares of $8.6 million, a favorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio, an increase in fiscal net income as compared to the prior fiscal year and offset in part by the payment of cash dividends on the Company’s common stock.  At September 30, 2010, the Bank continues to meet regulatory requirements for classification as a well-capitalized institution.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

The following discussion of the Company’s Results of Operations should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K.

The Company’s Results of Operations are dependent on net interest income, non-interest income, non-interest expense, and income tax expense.  Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows.  The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The Company’s non-interest income improved significantly in fiscal 2010 as compared to fiscal 2009, and in fiscal 2009 as compared to fiscal 2008.  Non-interest expense also increased in proportion to net interest income and non-interest income as compared to the prior fiscal year.  A more detailed explanation of the factors responsible for results of operations of the Company is presented below.

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

Comparison of Operating Results for the Years Ended September 30, 2010 and September 30, 2009

General.  The Company recorded net income from continuing operations of $12.4 million, or $4.11 per diluted share, for the year ended September 30, 2010 compared to a loss of $1.5 million, or $0.56 per diluted share, for the year ended September 30, 2009.  The increase in net income in the current period was primarily caused by an increase in non-interest income and a reduction in the provision for loan losses which were partially offset by an increase in non-interest expense.  In addition, net interest income increased $5.3 million as compared to the prior fiscal year.

Net Interest Income.  Net interest income from continuing operations for fiscal 2010 increased by $5.3 million, or 18.9%, to $33.1 million from $27.8 million for the prior fiscal year. Net interest margin decreased slightly to 3.43% in fiscal year 2010 as compared to 3.50% in fiscal year 2009.

The Company’s average earning assets increased $169.5 million, or 21.3%, to $964.6 million during fiscal year 2010 from $795.1 million during fiscal year 2009.  The increase is primarily the result of the increase in the Company’s mortgage-backed securities portfolio.  Overall, asset yields declined by 57 basis points due to lower average rates.  The increase in average earning assets was offset by a change in the mix of earning assets, to more investment securities and fewer loans, and a decrease in yields in mortgage-backed securities and other investments.

The Company’s average total deposits and interest-bearing liabilities increased $135.2 million, or 16.9%, to $935.3 million during fiscal year 2010 from $800.1 million during fiscal year 2009.  The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits.  The Company’s cost of total deposits and interest-bearing liabilities declined 47 basis points to 0.64% during fiscal year 2010 from 1.11% during fiscal year 2009 primarily due to continued migration to low and no-cost deposits provided by MPS.

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

	2010			2009			2008
	Average	Interest		Average	Interest		Average	Interest
Year Ended September 30,	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans receivable	$402,750	$24,944	6.19%	$423,915	$25,561	6.03%	$413,866	$25,909	6.26%
Mortgage-backed securities	422,904	13,370	3.16%	259,265	10,230	3.95%	194,785	8,484	4.36%
Other investments	138,915	769	0.55%	111,910	935	0.84%	74,809	3,025	4.04%
Total interest-earning assets	964,569	$39,083	4.05%	795,090	$36,726	4.62%	683,460	$37,418	5.47%
Non-interest-earning assets	49,739			68,187			65,536
Total assets	$1,014,308			$863,277			$748,996

Non-interest bearing deposits	$633,246	$—	0.00%	$490,651	$—	0.00%	$341,624	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	21,169	258	1.22%	15,795	39	0.25%	15,075	104	0.69%
Savings	10,431	34	0.33%	9,734	38	0.39%	10,072	105	1.04%
Money markets	34,713	292	0.84%	38,559	415	1.08%	61,592	1,478	2.40%
Time deposits	136,409	3,324	2.44%	146,647	4,849	3.31%	139,868	6,071	4.34%
FHLB advances	76,312	1,558	2.04%	66,272	2,627	3.96%	103,768	3,960	3.82%
Other borrowings	23,023	527	2.29%	32,477	939	2.89%	20,965	1,697	8.09%
Total interest-bearing liabilities	302,057	5,993	1.98%	309,484	8,907	2.88%	351,340	13,415	3.82%
Total deposits and interest-bearing liabilities	935,303	$5,993	0.64%	800,135	$8,907	1.11%	692,964	$13,415	1.94%
Other non-interest bearing liabilities	18,815			16,383			11,000
Total liabilities	954,118			816,518			703,964
Shareholders’ equity	60,190			46,759			45,032
Total liabilities and shareholders’ equity	$1,014,308			$863,277			$748,996
Net interest income and net interest rate spread including non-interest bearing deposits		$33,090	3.41%		$27,819	3.51%		$24,003	3.54%

Net interest margin			3.43%			3.50%			3.51%

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

	2010 vs. 2009			2009 vs. 2008
Rate / Volume	Increase /	Increase /	Total	Increase /	Increase /	Total
Year Ended September 30,	(Decrease)	(Decrease)	Increase /	(Decrease)	(Decrease)	Increase /
(Dollars in Thousands)	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)
Interest-earning assets
Loans receivable	$(1,317)	$700	$(617)	$676	$(1,024)	$(348)
Mortgage-backed securities	4,597	(1,457)	3,140	2,429	(683)	1,746
Other investments	385	(551)	(166)	3,498	(5,588)	(2,090)
Total interest-earning assets	$3,665	$(1,308)	$2,357	$6,603	$(7,295)	$(692)

Interest-bearing liabilities
Interest-bearing checking	$18	$202	$220	$5	$(70)	$(65)
Savings	3	(7)	(4)	(4)	(63)	(67)
Money markets	(38)	(85)	(123)	(430)	(633)	(1,063)
Time deposits	(320)	(1,205)	(1,525)	313	(1,535)	(1,222)
FHLB advances	486	(1,555)	(1,069)	(1,488)	155	(1,333)
Other borrowings	(241)	(172)	(413)	4,435	(5,193)	(758)
Total interest-bearing liabilities	$(92)	$(2,822)	$(2,914)	$2,831	$(7,339)	$(4,508)

Net effect on net interest income	$3,757	$1,514	$5,271	$3,772	$44	$3,816

Provision for Loan Losses.  In fiscal 2010, the Company recorded a provision for loan losses of $15.8 million, compared to $18.7 million for fiscal 2009.  $11.4 million of the fiscal 2010 provision related to MPS, of which $9.9 million relates to the completion of a loan program offered in collaboration with MPS’s tax preparation partner with all appropriate accounts now charged-off, consistent with our policy.  There are no loan balances or allowance remaining for this program as of September 30, 2010.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  While the Company has no direct exposure to sub-prime mortgage loans, management believes the current recessionary environment may strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Concerns regarding the economic slowdown, has led management to the conclusion that future losses in its commercial and multi-family and commercial business portfolio may be somewhat higher than historical experience.  On the other hand, current trends in agricultural markets remain reasonable.  Higher commodity prices as well as average to above average yields created positive economic conditions for most farmers in our markets in 2009.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the aforementioned recession may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns.

The allowance for loan losses established in connection with MPS operations results from an estimation process that evaluates relevant characteristics of its credit portfolio(s).  MPS considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses.  Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process.  Due to the varied and unknown nature and structures of future credit programs, the exact methodology to determine the ALL for each program will not be identical.  Each program may have differing levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics, etc. Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program.  Each program will need to be evaluated separately and with potentially different methodologies.  The increased charge-offs for MPS credit resulted primarily from pre-season tax loans to sub-prime borrowers that peaked in January 2010.  Management was pro-active and established a provision for loan losses for these loans during the tax pre-season offering period.  The majority of the charge-offs for these pre-season tax loans were recorded against the allowance for loan losses in the third quarter of fiscal 2010.  The charge-offs were in accordance with management’s expectations of the pre-season tax program.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2010 reflects an adequate allowance against probable losses from the loan portfolio.   Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

Non-Interest Income.  Non-interest income increased by $17.5 million, or 21.9%, to $97.5 million for fiscal 2010 from $80.0 million for fiscal 2009.  Fees earned on prepaid debit cards, credit products and other payment systems products and services were $93.2 million for fiscal 2010 as compared to $77.5 million for fiscal 2009.

In addition, the Bank recorded a gain on sale of securities available for sale of $2.1 million in fiscal 2010 as compared to gain on sale of $0.8 million in the prior fiscal year.

Non-Interest Expense.  Non-interest expense increased by $3.8 million, or 4.2%, to $94.9 million for fiscal 2010 from $91.1 million for the same period in fiscal year 2009.

Compensation expense totaled $32.5 million for fiscal 2010 as compared to $32.7 million for fiscal 2009. In January 2010, the Company eliminated 47 positions in MPS.  The reduction in compensation expense is expected to amount to nearly $5.0 million, on an annualized basis, as a result of this action.

Costs associated with the operational support of card-related products at MPS also increased.  Card processing expenses totaled $38.2 million for fiscal 2010 as compared to $33.5 million for fiscal 2009.  These expenses primarily stem from prepaid card and credit-related programs managed by MPS.  Other card processing expense increases are attributable to settlement functions for value loading, card sales and anticipated growth of existing products.

The Company’s occupancy and equipment expense totaled $8.2 million for fiscal 2010 as compared to $8.0 million for fiscal 2009.  The increase was due to supporting new product lines and increasing market penetration of MPS products and services.

Income Tax Expense (Benefit).  Income tax expense from continuing operations for fiscal 2010 was $7.4 million, or an effective tax rate of 37.4%, compared to a tax benefit of $0.5 million, or an effective tax rate of 27.1%, in fiscal 2009.  The change in tax expense is primarily due to the change in net income from continuing operations before income tax expense.  The Company’s recorded income tax expense was also impacted primarily by permanent differences between book and taxable income.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance as of both September 30, 2010 and September 30, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Self-Insurance.  The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $55,000 per individual occurrence with a maximum aggregate limit for each employee of $2.0 million.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process which may differ significantly from other methodologies and still produce an estimate in accordance with GAAP.  Although management believes it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.

Deferred Tax Assets.  The Company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to income for the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not.  An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance.  There was no deferred tax valuation allowance at September 30, 2010 and 2009.

Security Impairment. Management continually monitors the investment security portfolio for impairment on a security by security basis.  Management has a process in place to identify securities that could potentially have a credit impairment that is other than temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. Cash flow estimates for trust preferred securities are derived from scenario-based outcomes of forecasted default rates, loss severity, prepayment speeds and structural support.

In fiscal year 2010, the other than temporary impairment losses recognized in earnings was $350,000.  There were no other than temporary impairment losses in fiscal 2009 and fiscal 2008.

Level 3 Fair Value Measurement. GAAP requires the Company to measure the fair value of financial instruments under a standard which describes three levels of inputs that may be used to measure fair value. Level 3 measurement includes significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Although management believes that it uses a best estimate of information available to determine fair value, due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

Net Portfolio Value.

Asset/Liability and Risk Management.  Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk.

As a continuing part of its financial strategy, the Bank considers methods of managing this asset/liability mismatch consistent with maintaining acceptable levels of net interest income. In order to properly monitor interest rate risk, the Board of Directors has created an Investment Committee whose principal responsibilities are to assess the Bank’s asset/liability mix and implement strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates.  In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. The goal of this policy is to provide a relatively consistent level of net interest income in varying interest rate cycles and to minimize the potential for significant fluctuations from period to period. One approach used to quantify interest rate risk is the Bank’s net portfolio value (“NPV”) analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

Presented below, as of September 30, 2010 and 2009, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for September 30, 2010 and 2009 due to the extremely low rate environment.  At both September 30, 2010 and 2009, the Company’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors as listed below.  As of September 30, 2010, the Bank’s interest rate risk profile was within the limits set forth by the OTS.

September 30, 2010
	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
		(Dollars in Thousands)
Basis Points
+200 bp	79,622	7,624	10.59%
+100 bp	83,851	11,853	16.46%
—	71,998	—	—

September 30, 2009
	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
		(Dollars in Thousands)
Basis Points
+200 bp	59,931	(9,543)	-1.74%
+100 bp	68,969	(505)	-0.73%
—	69,474	—	—

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

Asset Quality

It is management’s belief, based on information available at fiscal year end, that the Company’s current asset quality is satisfactory.  At September 30, 2010, non-performing assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, foreclosed real estate, and repossessed consumer property, totaled $9.7 million, or 0.9% of total assets, compared to $14.7 million, or 1.8% of total assets, at September 30, 2009.

Impaired/non-accruing and restructured loans at September 30, 2010 totaled $8.2 million.  There were $1.3 million in foreclosed real estate and repossessed assets at September 30, 2010.

The Company maintains an allowance for loan losses because of the potential that some loans may not be repaid in full.  See Note 1 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  At September 30, 2010, the Company had an allowance for loan losses in the amount of $5.2 million as compared to $7.0 million at September 30, 2009.  Management’s periodic review of the adequacy of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall loan portfolio and is available for any loan charge-offs that may occur.  As stated previously, there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s bank is subject to review by the OTS, which has the authority to require management to make changes to the allowance for loan losses.

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

At September 30, 2010, $1.3 million of the allowance for loan losses was allocated to impaired loans, representing 9.7% of the related loan balances.  See Note 5 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  $606,000 of the allowance was allocated to other identified problem loan situations, representing 2.3% of the related loan balances, and $3.3 million, representing 1.0% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and general economic conditions.  At September 30, 2009, $5.1 million of the allowance for loan losses was allocated to impaired loans, representing 26.1% of the related loan balances.  $0.3 million was allocated to other identified problem loan situations, and $1.6 million was allocated against losses from the overall loan portfolio based on historical loss experience and general economic conditions.

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

The Company relies on advertising, quality customer service, convenient locations, and competitive pricing to attract and retain its deposits and only solicits these deposits from its primary market area.  Based on its experience, the Company believes that its consumer checking, savings, and money market accounts are relatively stable sources of deposits.  The Company’s ability to attract and retain time deposits has been, and will continue to be, affected by market conditions.  However, the Company does not foresee any significant retail funding issues resulting from the sensitivity of time deposits to such market factors.

The Company is aware that, due to higher levels of concentration risk, the low- and no-cost checking deposits generated through MPS may carry a greater degree of concentration risk than traditional consumer checking deposits.  To date, the Company has not experienced any significant outflows related to MPS over the past six years, though no assurance can be given that this will continue to be the case.  As a result of the OTS directives, it is possible that the Bank may experience migration of third-parties with which it does business to other banks that are able to operate without restrictions.  One such third party has announced its intention to diversify its business, although it continues to maintain a strong business relationship with the Bank.  We cannot predict the extent to which third-parties with whom we do business will migrate their business to other banks, or the extent to which such migration will reduce our low and no-cost deposits.  If such reductions occur in a material amount, the Company’s financial condition and results of operations could be adversely affected.

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

The primary investing activities of the Company are the origination and purchase of loans and the purchase of securities.  During the years ended September 30, 2010, 2009 and 2008, the Company originated loans totaling $1.2 billion, $686.1 million, and $726.2 million, respectively.  Purchases of loans totaled $8.9 million, $50.4 million, and $55.3 million during the years ended September 30, 2010, 2009 and 2008, respectively.  During the years ended September 30, 2010, 2009 and 2008, the Company purchased mortgage-backed securities and other securities available for sale in the amount of $437.3 million, $287.1 million and $102.8 million, respectively.

At September 30, 2010, the Company had unfunded loan commitments of $37.8 million.  See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Certificates of deposit scheduled to mature in one year or less from September 30, 2010 totaled $101.0 million.  Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits.  Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2010 (Dollars in Thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Time deposits	$146,072	$100,972	$39,187	$5,913	$—
Long-term debt	30,904	19,904	2,500	1,500	7,000
Operating leases	9,512	1,582	2,897	2,214	2,819
Subordinate debentures Issued to capital trust	10,310	—	—	—	10,310
Data processing services	3,756	1,352	2,404	—	—
Total	$200,554	$123,810	$46,988	$9,627	$20,129

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

The Company and its banking subsidiary, the Bank, met regulatory requirements for classification as well capitalized institutions.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  At this time, the Company does not anticipate any significant changes to its capital structure.

On August 23, 2004, the Company announced that the Board of Directors had authorized the Company’s ESOP to purchase up to 40,000 shares of the Company’s stock through open market and privately negotiated transactions.  The ESOP stock purchase was completed on April 18, 2005 at a total cost of $897,000.  At September 30, 2010 and 2009, the ESOP held no unallocated shares.

The payment of dividends and repurchase of shares has the effect of reducing stockholders’ equity. Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios.

At the Bank level, the Board of Directors has approved a goal of an 8% Tier 1 capital to adjusted total assets ratio during fiscal 2011.  At September 30, 2010, the Bank’s Tier 1 capital to adjusted total assets ratio was 7.29%, well in excess of the five percent minimum to attain well-capitalized status.  No assurance can be provided that the Board of Directors goal will be achieved.

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

Other Matters

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the program manager, and has received an arbitration award against the processor and is attempting to collect on the arbitration award.

Certain corporate clients of an unrelated company named Springbok Services, Inc. have requested through counsel a mediation or negotiation as a means of reaching a settlement in lieu of commencing litigation against MetaBank.  These claimants purchased MetaBank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy.  As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards which had been purchased were never activated or funded.  Counsel for these companies have indicated that they are prepared to assert claims totaling approximately $1.0 million against MetaBank based on principal/agency or failure to supervise theories.  The Company denies liability with respect to these claims.

Recent Developments

On December 9, 2010, the Bank discovered that two wire transfers in the amount of approximately $1.1 million had been fraudulently authorized several days before through identify theft.  The Bank is actively investigating the fraud, and is cooperating with law enforcement officials in this respect.  Due to the very recent nature of these events, the Bank has not yet made a determination on liability, and depending on the results of its investigation, will consider submitting a claim for reimbursement with its insurer.

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

In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. As a result of this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 is effective for the Company in the first interim period of fiscal 2011 (December 31, 2010) and the annual reporting period beginning September 30, 2011. Management is currently evaluating the impact of adopting this update on the Company’s consolidated financial condition, results of operations and cash flow.

In July 2010, FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310). This guidance will expand disclosures by requiring additional disaggregated information. It will also require additional disclosures to provide information based on credit quality, past due aging information, trouble debt restructuring information, and significant purchases and sales of financing receivables. ASU 2010-20 is effective for the Company for interim and annual reporting periods ending after December 15, 2010 and the Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

2500 Ruan Center

666 Grand Avenue

Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Meta Financial Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
December 13, 2010

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2010	September 30, 2009

ASSETS
Cash and cash equivalents	$87,503	$6,168
Federal funds sold	—	9
Investment securities available for sale	21,467	17,566
Mortgage-backed securities available for sale	485,385	347,272
Loans receivable - net of allowance for loan losses of $5,234 at September 30, 2010 and $6,993 at September 30, 2009	366,045	391,609
Federal Home Loan Bank stock, at cost	5,283	7,050
Accrued interest receivable	4,759	4,344
Bond insurance receivable	3,683	4,118
Premises, furniture, and equipment, net	19,377	21,989
Bank-owned life insurance	13,796	13,270
Foreclosed real estate and repossessed assets	1,295	2,053
Goodwill and intangible assets	2,663	2,215
MPS accounts receivable	8,085	5,381
Other assets	10,425	11,733

Total assets	$1,029,766	$834,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$675,163	$442,158
Interest-bearing checking	29,976	15,602
Savings deposits	10,821	10,001
Money market deposits	35,422	39,823
Time certificates of deposit	146,072	146,163
Total deposits	897,454	653,747
Advances from Federal Home Loan Bank	22,000	74,800
Other borrowings from Federal Reserve Bank	—	25,000
Securities sold under agreements to repurchase	8,904	6,686
Subordinated debentures	10,310	10,310
Accrued interest payable	392	447
Contingent liability	3,983	4,268
Accrued expenses and other liabilities	14,679	12,174
Total liabilities	957,722	787,432

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 3,372,999 shares issued, 3,111,413 and 2,634,215 shares outstanding at September 30, 2010 and September 30, 2009, respectively	34	30
Additional paid-in capital	32,381	23,551
Retained earnings - substantially restricted	42,475	31,626
Accumulated other comprehensive income (loss)	1,599	(1,838)
Treasury stock, 261,586 and 323,784 common shares, at cost, at September 30, 2010 and September 30, 2009, respectively	(4,445)	(6,024)
Total shareholders’ equity	72,044	47,345

Total liabilities and shareholders’ equity	$1,029,766	$834,777

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,
	2010	2009	2008

Interest and dividend income:
Loans receivable, including fees	$24,944	$25,561	$25,909
Mortgage-backed securities	13,370	10,230	8,484
Other investments	769	935	3,025
	39,083	36,726	37,418
Interest expense:
Deposits	3,908	5,341	7,758
FHLB advances and other borrowings	2,085	3,566	5,657
	5,993	8,907	13,415
Net interest income	33,090	27,819	24,003
Provision for loan losses	15,791	18,713	2,715
Net interest income after provision for loan losses	17,299	9,106	21,288
Non-interest income:
Card fees	93,206	77,502	34,634
Gain on sale of securities available for sale, net	2,140	761	24
Deposit fees	766	749	833
Bank-owned life insurance income	526	512	498
Loan fees	359	660	777
Gain on sale of membership equity interests, net	—	515	543
Loss on REO	(105)	(1,015)	—
Other income	552	285	387
	97,444	79,969	37,696
Non-interest expense:
Card processing expense	38,242	33,540	15,630
Compensation and benefits	32,529	32,743	25,731
Occupancy and equipment expense	8,162	7,978	6,619
Legal and consulting expense	3,464	3,745	3,386
Marketing	2,109	1,822	1,250
Data processing expense	1,273	2,181	1,248
Other expense	9,151	9,072	7,956
	94,930	91,081	61,820
Income (loss) from continuing operations before income tax expense (benefit)	19,813	(2,006)	(2,836)
Income tax expense (benefit) from continuing operations	7,420	(543)	(1,002)

Income (loss) from continuing operations	12,393	(1,463)	(1,834)
Gain on sale from discontinued operations before taxes	—	—	2,309
Income from discontinued operations before taxes	—	—	76
Income tax expense from discontinued operations	—	—	1,574
Income from discontinued operations	—	—	811

Net income (loss)	$12,393	$(1,463)	$(1,023)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$4.23	$(0.56)	$(0.71)
Income from discontinued operations	—	—	0.31
Net income (loss)	$4.23	$(0.56)	$(0.40)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$4.11	$(0.56)	$(0.69)
Income from discontinued operations	—	—	0.31
Net income (loss)	$4.11	$(0.56)	$(0.38)

Dividends declared per common share:	$0.52	$0.52	$0.52

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Year Ended
	September 30,
	2010	2009	2008

Net income (loss)	$12,393	$(1,463)	$(1,023)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	3,381	4,317	(2,698)
Gains realized in net income	2,140	761	24
	5,521	5,078	(2,674)
Deferred income tax effect	2,084	1,894	(997)
Total other comprehensive income (loss)	3,437	3,184	(1,677)
Total comprehensive income (loss)	$15,830	$1,721	$(2,700)

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2008, 2009 and 2010

(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated	Unearned
				Other	Employee
		Additional		Comprehensive	Stock		Total
	Common	Paid-in	Retained	(Loss),	Ownership	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Plan Shares	Stock	Equity

Balance, September 30, 2007	$30	$21,958	$36,805	$(3,345)	$(377)	$(6,973)	$48,098

Cash dividends declared on common stock ($.52 per share)	—	—	(1,340)	—	—	—	(1,340)

Issuance of 11,386 common shares from treasury stock due to exercise of stock options	—	1	—	—	—	198	199

Stock compensation	—	901	—	—	—	—	901

16,562 common shares committed to be released under the ESOP	—	198	—	—	377	—	575

Change in net unrealized losses on securities available for sale, net	—	—	—	(1,677)	—	—	(1,677)

Net loss for the year ended September 30, 2008	—	—	(1,023)	—	—	—	(1,023)

Balance, September 30, 2008	$30	$23,058	$34,442	$(5,022)	$—	$(6,775)	$45,733

Balance, September 30, 2008	$30	$23,058	$34,442	$(5,022)	$—	$(6,775)	$45,733

Cash dividends declared on common stock ($.52 per share)	—	—	(1,353)	—	—	—	(1,353)

Issuance of 21,624 common shares from treasury stock due to exercise of stock options	—	(153)	—	—	—	168	15

Stock compensation	—	641	—	—	—	148	789

18,446 common shares committed to be released under the ESOP	—	5	—	—	—	435	440

Change in net unrealized losses on securities available for sale, net	—	—	—	3,184	—	—	3,184

Net loss for the year ended September 30, 2009	—	—	(1,463)	—	—	—	(1,463)

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$—	$(6,024)	$47,345

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$—	$(6,024)	$47,345

Cash dividends declared on common stock ($.52 per share)	—	—	(1,544)	—	—	—	(1,544)

Issuance of common shares from the sales of equity securities	4	8,563	—	—	—	—	8,567

Issuance of 41,544 common shares from treasury stock due to exercise of stock options	—	(249)	—	—	—	1,579	1,330

Stock compensation	—	516	—	—	—	—	516

Change in net unrealized losses on securities available for sale, net	—	—	—	3,437	—	—	3,437

Net income for the year ended September 30, 2010	—	—	12,393	—	—	—	12,393

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$—	$(4,445)	$72,044

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Years Ended September 30,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$12,393	$(1,463)	$(1,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Effect of contribution to employee stock ownership plan	—	440	575
Depreciation, amortization and accretion, net	11,434	5,970	3,204
Provision for loan losses	15,791	18,713	2,715
(Gain) on sale of investments available for sale, net	(2,140)	(761)	(24)
(Gain) on sale of membership equity interests, net	—	(515)	(543)
Loss (gain) on sale of other	40	948	(81)
Net change in accrued interest receivable	(415)	153	(308)
Net change in other assets	(1,935)	(460)	(24,149)
Net change in accrued interest payable	(55)	(131)	(264)
Net change in accrued expenses and other liabilities	2,220	4	(19,190)
Net cash provided by (used in) operating activities-continuing operations	37,333	22,898	(39,088)
Net cash provided by operating activities-discontinued operations	—	—	6,029
Net cash provided by (used in) operating activities	37,333	22,898	(33,059)

Cash flows from investing activities:
Purchase of securities available for sale	(437,305)	(287,113)	(102,790)
Net change in federal funds sold	9	5,179	69,812
Proceeds from sales of securities available for sale	97,610	32,478	16,990
Proceeds from maturities and principal repayments of securities available for sale	197,346	97,184	37,355
Loans purchased	(8,930)	(50,358)	(55,290)
Net change in loans receivable	18,334	64,005	(19,961)
Proceeds from sales of foreclosed real estate	1,105	958	596
Net change in FHLB stock	1,767	1,042	(4,077)
Proceeds from the sale of premises and equipment	1,154	2	105
Purchase of premises and equipment	(2,347)	(3,683)	(5,195)
Other, net	(1,735)	(1,894)	1,283
Net cash (used in) investing activities-continuing operations	(132,992)	(142,200)	(61,172)
Net cash provided by investing activities-discontinued operations	—	—	17,598
Net cash (used in) investing activities	(132,992)	(142,200)	(43,574)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	243,798	131,271	56,226
Net change in time deposits	(91)	22,672	(33,232)
Net change in advances from FHLB and other borrowings	(77,800)	(32,225)	64,025
Net change in securities sold under agreements to repurchase	2,218	1,338	5,124
Cash dividends paid	(1,544)	(1,353)	(1,340)
Stock compensation	516	789	901
Proceeds from exercise of stock options	9,897	15	199
Net cash provided by financing activities-continuing operations	176,994	122,507	91,903
Net cash (used in) financing activities-discontinued operations	—	—	(33,210)
Net cash provided by financing activities	176,994	122,507	58,693

Net change in cash and cash equivalents	81,335	3,205	(17,940)

Cash and cash equivalents at beginning of year	6,168	2,963	20,903
Cash and cash equivalents at end of year	$87,503	$6,168	$2,963

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Con’t.)

(Dollars in Thousands)

	For the Years Ended September 30,
	2010	2009	2008

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,048	$9,038	$14,277
Income taxes	3,559	2,607	470

Supplemental schedule of non-cash investing and financing activities:
Net loans transferred to foreclosed real estate	$452	$4,026	$278
Cash received on sale of commercial bank	—	—	8,224

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Meta Financial Group, Inc. (the “Company”), a unitary savings and loan holding company located in Storm Lake, Iowa, and its wholly owned subsidiaries which include MetaBank (the “Bank”), a federally chartered savings bank whose primary federal regulator is the Office of Thrift Supervision, First Services Financial Limited and Brookings Service Corporation, which offer noninsured investment products, and Meta Trust, which offered various trust services.  Meta Trust was sold on September 30, 2010.  The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities.  The Trust is not included in the consolidated financial statements of the Company.  All significant intercompany balances and transactions have been eliminated.  The results of discontinued operations have been reported separately in the consolidated financial statements and the previously reported financial statements have been reclassified.

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

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  The total of those reserve balances was $2.3 million and $0.2 million at September 30, 2010 and 2009, respectively. The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB, and other private institutions.  At September 30, 2010 the Company had no interest bearing deposits held at the FHLB and $80.8 million in interest bearing deposits held at the FRB. At September 30, 2010 the Company had no federal funds sold at several private institutions. The Company does not believe these carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

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

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS

The Bank regularly sells residential mortgage loans to others on a non-recourse basis.  Sold loans are not included in the consolidated financial statements.  The Bank generally retains the right to service the sold loans for a fee.  At September 30, 2010 and 2009, the Bank was servicing loans for others with aggregate unpaid principal balances of $27.1 million and $26.8 million, respectively.

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

PREMISES, FURNITURE, AND EQUIPMENT

Land is carried at cost.  Buildings, furniture, fixtures, leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization computed principally by using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, 3 to 15 years for leasehold improvements and 3 to 10 years for furniture, fixtures and equipment.  These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

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

In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. As a result of this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 is effective for the Company in the first interim period of fiscal 2011 (December 31, 2010) and the annual reporting period beginning September 30, 2011. Management is currently evaluating the impact of adopting this update on the Company’s consolidated financial condition, results of operations and cash flow.

In July 2010, FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310). This guidance will expand disclosures by requiring additional disaggregated information related to the current disclosures. It will also require additional disclosures to provide information based on credit quality, past due aging information, trouble debt restructuring information, and significant purchases and sales of financing receivables. ASU 2010-20 is effective for the Company for interim and annual reporting periods ending after December 15, 2010 and the Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

Presented below are condensed financial statements for MetaBank WC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - DISCONTINUED OPERATIONS

September 30,	2010	2009
(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$—	$—
Investments and mortgage-backed securities, available for sale	—	—
Loans receivable, net	—	—
Other assets	—	—
Total assets related to discontinued operations	$—	$—

LIABILITIES
Deposits	$—	$—
Other borrowings	—	—
Other liabilities	—	—
Total liabilities related to discontinued operations	$—	$—

CONDENSED STATEMENTS OF OPERATIONS FOR DISCONTINUED OPERATIONS

	September 30, 2010	September 30, 2009	March 28, 2008
	(Dollars in Thousands)

Interest income	$—	$—	$776
Interest expense	—	—	515
Net interest income	—	—	261
Provision for loan losses	—	—	(57)
Net interest income after provision for loan losses	—	—	318
Non-interest income	—	—	2,441
Non-interest expense	—	—	374
Net income before income tax expense	—	—	2,385
Income tax expense	—	—	1,574
Net income from discontinued operations	$—	$—	$811

NOTE 3.  EARNINGS PER COMMON SHARE (EPS)

A reconciliation of the income (loss) and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2010, 2009 and 2008 is presented below.

	2010	2009	2008
	(Dollars in Thousands, Except Share and Per Share Data)
Earnings (Loss)
Income (loss) from continuing operations	$12,393	$(1,463)	$(1,834)
Discontinued operations, net of tax	$—	$—	811

Net income (loss)	$12,393	$(1,463)	$(1,023)

Basic EPS
Weighted average common shares outstanding	2,936,397	2,606,072	2,595,587
Less weighted average nonvested shares	(3,329)	(4,995)	(6,661)
Weighted average common shares outstanding	2,933,068	2,601,077	2,588,926

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$4.23	$(0.56)	$(0.71)
Discontinued operations, net of tax	—	—	0.31

Net income (loss)	$4.23	$(0.56)	$(0.40)

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	2,933,068	2,601,077	2,588,926
Add dilutive effect of assumed exercises of stock options, net of tax benefits	79,733	—	57,204
Weighted average common and dilutive potential common shares outstanding	3,012,801	2,601,077	2,646,130

Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$4.11	$(0.56)	$(0.69)
Discontinued operations, net of tax	—	—	0.31

Net income (loss)	$4.11	$(0.56)	$(0.38)

Stock options totaling 105,288, 490,058, and 127,907 were not considered in computing diluted earnings per common share for the years ended September 30, 2010, 2009, and 2008, respectively, because they were not dilutive.

NOTE 4.  SECURITIES

Year end securities available for sale were as follows:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2010	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$25,466	$7	$(7,922)	$17,551
Obligations of states and political subdivisions	3,769	155	(8)	3,916
Mortgage-backed securities	475,026	10,671	(312)	485,385
Total debt securities	$504,261	$10,833	$(8,242)	$506,852

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2009	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$25,805	$—	$(10,604)	$15,201
Obligations of states and political subdivisions	2,258	107	—	2,365
Mortgage-backed securities	339,706	7,662	(96)	347,272
Total debt securities	$367,769	$7,769	$(10,700)	$364,838

Included in securities available for sale are trust preferred securities as follows:

At September 30, 2010			Unrealized	S&P	Moody’s
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,981	$3,198	$(1,783)	BB	Baa3
Huntington Capital Trust II SE	4,971	2,826	(2,145)	B	Ba1
Bank Boston Capital Trust IV (2)	4,962	3,506	(1,456)	BB	Baa3
Bank America Capital III	4,951	3,536	(1,415)	BB	Baa3
PNC Capital Trust	4,951	3,827	(1,124)	BBB	Baa2
Cascade Capital Trust I 144A (3)	150	150	—
CNB Invt Tr II Exchangeable Pfd Ser B (3)	500	508	8
Total	$25,466	$17,551	$(7,915)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination except for Cascade Capital Trust I 144A.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2010 and 2009 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$—	$—	$17,551	$(7,922)	$17,551	$(7,922)
Obligations of states and political subdivisions	1,110	(8)	—	—	1,110	(8)
Mortgage-backed securities	67,227	(312)	—	—	67,227	(312)
Total debt securities	$85,888	$(8,242)	$—	$—	$85,888	$(8,242)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2009	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$—	$—	$15,201	$(10,604)	$15,201	$(10,604)
Obligations of states and political subdivisions	—	—	2,365	—	2,365	—
Mortgage-backed securities	17,780	(37)	10,782	(59)	28,562	(96)
Total debt securities	$17,780	$(37)	$28,348	$(10,663)	$46,128	$(10,700)

As of September 30, 2010, the investment portfolio did include securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2010 except for Cascade Capital Trust I 144A.  The difference between the present value of cash flows and the amortized cost basis was recorded as a credit loss impairment and recognized in earnings in the amount of $350,000.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

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

	AMORTIZED	FAIR
September 30, 2010	COST	VALUE
	(Dollars in Thousands)

Due in one year or less	$100	$101
Due after one year through five years	1,720	1,820
Due after five years through ten years	1,549	1,582
Due after ten years	25,866	17,964
	29,235	21,467
Mortgage-backed securities	475,026	485,385
Total debt securities	$504,261	$506,852

Activities related to the sale of securities available for sale are summarized below.

	2010	2009	2008
	(Dollars in Thousands)

Proceeds from sales	$97,610	$32,478	$16,990
Gross gains on sales	2,224	762	62
Gross losses on sales	84	1	37

NOTE 5.  LOANS RECEIVABLE, NET

Year end loans receivable were as follows:

September 30,	2010	2009
	(Dollars in Thousands)

One to four family residential mortgage loans	$40,936	$48,770
Commercial and multi-family real estate loans	204,820	232,750
Agricultural real estate loans	25,895	26,755
Consumer loans	48,113	35,999
Commercial business loans	19,709	26,869
Agricultural business loans	32,528	27,889
Total Loans Receivable	372,001	399,032

Less:
Allowance for loan losses	(5,234)	(6,993)
Undisbursed portion of loans in process	(482)	(264)
Net deferred loan origination fees	(240)	(166)
Total Loans Receivable, Net	$366,045	$391,609

Annual activity in the allowance for loan losses was as follows:

Year ended September 30,	2010	2009	2008
	(Dollars in Thousands)

Beginning balance	$6,993	$5,732	$4,493
Provision for loan losses	15,791	18,713	2,715
Recoveries	1,855	632	73
Charge offs	(19,405)	(18,084)	(1,549)
Ending balance	$5,234	$6,993	$5,732

Virtually all of the Company’s originated loans are to Iowa- and South Dakota-based individuals and organizations.  The Company’s purchased loans totaled $55.1 million at September 30, 2010, which were secured by properties located, as a percentage of total loans, as follows:  6% in Oregon, 3% in Iowa, 1% each in Washington, Florida, Minnesota, Missouri, and California and the remaining 1% in seven other states.

The Company originates and purchases commercial real estate loans.  These loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production.  The Company’s commercial real estate loans include $25.2 million of loans secured by hotel properties and $48.2 million of multi-family properties at September 30, 2010.  The Company’s commercial real estate loans include $25.8 million of loans secured by hotel properties and $55.4 million of multi-family properties at September 30, 2009.  The remainder of the commercial real estate portfolio is diversified by industry.  The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Impaired loans, which include non-accrual loans, were as follows:

Year ended September 30,	2010	2009
	(Dollars in Thousands)

Year-end impaired loans with no allowance for loan losses allocated	$—	$—
Year-end impaired loans with allowance for loan losses allocated	13,919	19,410
Amount of the allowance allocated to impaired loans	1,348	5,057
Average of impaired loans during the year	13,195	18,930

Interest income and cash interest collected on impaired loans was not material during the years ended September 30, 2010 and 2009.

Non-Accruing loans were $7.5 million and $12.6 million at September 30, 2010 and 2009, respectively.  There were $0.8 million accruing loans delinquent 90 days or more at September 30, 2010 and no accruing loans delinquent 90 days or more at September 30, 2009.

NOTE 6.  LOAN SERVICING

Loans serviced for others are not reported as assets.  The unpaid principal balances of these loans at year end were as follows:

	2010	2009
	(Dollars in Thousands)

Mortgage loan portfolios serviced for FNMA	$15,837	$17,028
Other	11,281	9,747
	$27,118	$26,775

NOTE 7.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Year end premises and equipment were as follows:

September 30,	2010	2009
	(Dollars in Thousands)

Land	$2,429	$2,688
Buildings	13,357	14,343
Furniture, fixtures, and equipment	21,266	19,415
	37,052	36,446
Less accumulated depreciation	(17,675)	(14,457)
	$19,377	$21,989

Depreciation expense of premises, furniture, and equipment included in occupancy and equipment expense was approximately $3.7 million, $3.6 million, and $2.8 million for the years ended September 30, 2010, 2009, and 2008, respectively.

NOTE 8.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $100,000 or more were approximately $61.8 million and $48.3 million at September 30, 2010, and 2009, respectively.

At September 30, 2010, the scheduled maturities of time certificates of deposits were as follows for the years ending:

September 30,
(Dollars in Thousands)

2011	$100,972
2012	19,813
2013	19,374
2014	3,452
2015	2,461
Total Certificates	$146,072

Under the Dodd-Frank Act, non-IRA deposit accounts are permanently insured up to $250,000 by DIF under management of the FDIC.  Previous to the legislation in 2010, the coverage of $250,000 was temporary until December 2013.  IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.

NOTE 9.  ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

At September 30, 2010, the Company’s advances from the FHLB had fixed rates ranging from 3.57% to 7.01% with a weighted average rate of 5.10%.  The scheduled maturities of FHLB advances were as follows for the years ending:

September 30,
(Dollars in Thousands)

2011	$11,000
2012	—
2013	2,500
2014	—
2015	1,500
Thereafter	7,000
Total FHLB Advances	$22,000

The Company had no overnight federal funds purchased from the FHLB as of September 30, 2010.

As of September 30, 2009, the Company’s advances from the FHLB totaled $74.8 million and carried a weighted average rate of 3.26%.  The Company had one advance in the amount of $8.7 million, with a weighted average fixed rate of 6.19%, carrying a quarterly call provision, whereby the FHLB can elect to accelerate the maturity of this borrowing.  The Company also had $33.8 million in overnight federal funds purchased from the FHLB at a rate of 0.35%.

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

At year end 2010, and 2009, the Bank pledged securities with fair values of approximately $198.3 million and $157.1 million, respectively, against specific FHLB advances.  In addition, qualifying mortgage loans of approximately $35.8 million, and $41.1 million were pledged as collateral at September 30, 2010 and 2009, respectively.

The Company has a $20.0 million secured line of federal funds with First Tennessee Bank, NA, which did not have activity or an outstanding balance at September 30, 2010 and 2009.

NOTE 10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled approximately $8.9 million and $6.7 million at September 30, 2010 and 2009, respectively.

An analysis of securities sold under agreements to repurchase follows:

September 30,	2010	2009
	(Dollars in Thousands)

Highest month-end balance	$11,880	$24,351
Average balance	$7,479	13,299
Weighted average interest rate for the year	0.50%	0.55%
Weighted average interest rate at yearend	0.50%	0.49%

The Company pledged securities with fair values of approximately $19.3 million at September 30, 2010, as collateral for securities sold under agreements to repurchase.  There were $21.3 million securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2009.

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

The Company issued all of the 10,000 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely subordinated debt securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75% (4.21% at September 30, 2010 and 4.38% at September 30, 2009), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2007.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture agreement.

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

NOTE 12.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees who have 1,000 hours of employment with the Bank, have worked one year at the Bank and who have attained age 21.  ESOP expense of $654,000, $388,000 and $375,000 was recorded for the years ended September 30, 2010, 2009 and 2008, respectively.  Contributions of $654,000, $440,000 and $376,000 were made to the ESOP during the years ended September 30, 2010, 2009 and 2008, respectively.  During the year ended September 30, 2008 the ESOP made its final principal payment to the Company.  The ESOP had borrowed money from the Company to purchase shares of the Company’s common stock.  Shares purchased by the ESOP were held in suspense for allocation among participants as the loan was repaid.

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

For the years ended September 30, 2010, 2009 and 2008, 20,428 shares, 18,446 shares and 16,562 shares with a fair value of $32.00, $23.86 and $17.00 per share, respectively, were released.  Also for the years ended September 30, 2010, 2009 and 2008, allocated shares and total ESOP shares reflect 15,966 shares, 254 shares, and 47,336 shares, respectively, withdrawn from the ESOP by participants who are no longer with the Company or by participants diversifying their holdings.  At September 30, 2010 there were no shares purchased for dividend reinvestment.  At September 30, 2009 and 2008, 535 shares, and 1,265 shares, respectively, were purchased for dividend reinvestment.

Year-end ESOP shares are as follows:

September 30,	2010	2009	2008
	(Dollars in Thousands)

Allocated shares	213,900	209,438	191,774
Unearned shares	—	—	—
Total ESOP shares	213,900	209,438	191,774

Fair value of unearned shares	$—	$—	$—

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the year ended September 30, 2010 was $726,000.  There was no contribution expense to the profit sharing plan for the year ended September 30, 2009.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the year ended September 30, 2008 was $358,000.

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

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2010, 2009 and 2008.

Year Ended September 30,	2010	2009	2008
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $89, $75 and $191, respectively	$450	$714	$908

As of September 30, 2010, stock-based compensation expense not yet recognized in income totaled $160,000 which is expected to be recognized over a weighted average remaining period of 0.98 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  The following table shows the key valuation assumptions used for options granted during the years ended September 30, 2010, 2009, and 2008, and other information.  Options are issued for 10 year periods with 100% vesting generally occurring either at grant date or over a four year period.

Year Ended September 30,	2010	2009	2008
	(Dollars in Thousands, Except Share and Per Share Data)

Risk-free interest rate	1.27% - 2.36%	1.50% - 2.82%	3.37% - 4.36%

Expected annual standard deviation
Range	44.89% - 45.89%	46.48% - 68.70%	19.36% - 33.46%
Weighted average	45.06%	51.04%	32.80%
Expected life (years)	5	6	7

Expected dividend yield
Range	1.64% - 3.02%	2.26% - 6.30%	1.34% - 3.25%
Weighted average	1.69%	3.05%	3.18%
Weighted average fair value of options granted during period	$10.83	$7.44	$4.55
Intrinsic value of options exercised during period	$426	$181	$98

Although authorized under the Company’s 2002 Omnibus Incentive Plan, the Company had not, prior to fiscal year 2006, awarded nonvested (restricted) shares to employees or directors.  The Company did award nonvested (restricted) shares during the fiscal years ended 2010, 2009 and 2008.  Shares vest immediately up to a period of four years.  The following table shows the weighted average fair value of nonvested (restricted) shares awarded and the total fair value of nonvested (restricted) shares which vested during the fiscal years ended 2010, 2009 and 2008.  The fair value is determined based on the fair market value of the Company’s stock on the grant date.

Year Ended September 30,	2010	2009	2008
	(Dollars in Thousands, Except Share and Per Share Data)
Weighted average fair value of nonvested shares granted during period	$23.01	$16.00	$38.59
Total fair value of nonvested shares vested during period	$124	$124	$41

In addition to the Company’s active 2002 Omnibus Incentive Plan, the Company also maintains the 1995

Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2010; however, previously awarded but unexercised options were outstanding under this plan during the year.

The following tables shows the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2010 and 2009.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2009	577,921	$23.74	7.12	$1,836
Granted	55,153	30.96
Exercised	(41,544)	16.29
Forfeited or expired	(100,537)	32.30
Options outstanding, September 30, 2010	490,993	$23.39	6.49	$4,579

Options exercisable end of year	448,793	$23.38	6.45	$4,204

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2008	514,328	$23.85	7.53	$329
Granted	85,717	20.80
Exercised	(21,624)	14.67
Forfeited or expired	(500)	22.05
Options outstanding, September 30, 2009	577,921	$23.74	7.12	$1,836

Options exercisable end of year	485,799	$23.14	7.07	$1,583

	Number of	Weighted Average
	Shares	Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2009	3,334	$24.43
Granted	3,600	23.01
Vested	(5,267)	23.46
Forfeited or expired	—	—
Nonvested shares outstanding, September 30, 2010	1,667	$24.43

	Number of	Weighted Average
	Shares	Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2008	12,500	$32.93
Granted	5,200	16.00
Vested	(6,866)	18.05
Forfeited or expired	(7,500)	38.59
Nonvested shares outstanding, September 30, 2009	3,334	$24.43

NOTE 14.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.

The provision for income taxes from continuing operations consists of:

Years ended September 30,	2010	2009	2008
	(Dollars in Thousands)
Federal:
Current	$5,194	$299	$(329)
Deferred	1,175	(840)	(588)
	6,369	(541)	(917)

State:
Current	928	128	(53)
Deferred	123	(130)	(32)
	1,051	(2)	(85)

Income tax expense (benefit)	$7,420	$(543)	$(1,002)

Total income tax expense (benefit) differs from the statutory federal income tax rate as follows:

Years ended September 30,	2010	2009	2008
	(Dollars in Thousands)

Income tax expense (benefit) at 35% federal tax rate	$6,935	$(682)	$(993)
Increase (decrease) resulting from:
State income taxes net of federal benefit	683	(1)	(55)
Nontaxable buildup in cash surrender value	(184)	(174)	(174)
Incentive stock option expense	46	200	203
Tax exempt income	(25)	(19)	(21)
Nondeductible expenses	78	101	69
Other, net	(113)	32	(31)
Total income tax expense (benefit)	$7,420	$(543)	$(1,002)

Year-end deferred tax assets and liabilities included in other assets consist of:

September 30,	2010	2009
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$2,002	$2,608
Stock based compensation	384	476
Operational reserve	517	189
Net unrealized losses on securities available for sale	—	1,093
Other, net	1,164	1,343
	4,067	5,709

Deferred tax liabilities:
FHLB stock dividend	(433)	(422)
Premises and equipment	(1,455)	(886)
Patents	(412)	(258)
Prepaid expenses	(529)	(516)
Net unrealized losses on securities available for sale	(985)	—
Deferred loan fees	(63)	(61)
	(3,877)	(2,143)

Net deferred tax assets	$190	$3,566

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987 totaling $6.7 million for the Bank.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2010, and 2009.  If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

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

In addition, the Company is required to establish contingency reserves for material, known tax exposures.  The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review.  While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period

Income tax returns for fiscal years 2008 thru 2010, with few exceptions, remain open to examination by federal and state taxing authorities.  As a result of the implementation of ASC 740, the Company determined that no additional liability for unrecognized tax benefits and associated accrued interest and penalties existed at October 1, 2007.  There have been no changes to this amount during fiscal 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2010, the Bank met all capital adequacy requirements.

The Bank’s actual and required capital amounts and ratios are presented in the following table.

					Minimum Requirement To Be
			Minimum Requirement For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010

MetaBank
Tangible capital (to tangible assets)	$74,642	7.29%	$15,368	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	74,642	7.29	40,981	4.00	$51,226	5.00%
Tier 1 (core) capital (to risk-weighted assets)	74,642	17.57	16,991	4.00	25,487	6.00
Total risk based capital (to risk weighted assets)	79,876	18.80	33,983	8.00	42,478	10.00

September 30, 2009

MetaBank
Tangible capital (to tangible assets)	$55,813	6.69%	$12,510	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	55,813	6.69	33,361	4.00	$41,701	5.00%
Tier 1 (core) capital (to risk-weighted assets)	55,813	11.76	18,991	4.00	28,487	6.00
Total risk based capital (to risk weighted assets)	61,748	13.01	37,983	8.00	47,478	10.00

Regulations limit the amount of dividends and other capital distributions that may be paid by a financial institution without prior approval of its primary regulator.  The regulatory restriction is based on a three-tiered system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions.  The Bank is currently a Tier 1 institution.  Accordingly, the Bank can make, without prior regulatory approval, distributions during a calendar year up to 100% of their retained net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) as long as they remain well-capitalized, as defined in prompt corrective action regulations, following the proposed distribution.  Accordingly, at September 30, 2010, approximately $12.5 million of the Bank’s retained earnings were potentially available for distribution to the Company.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2010 and 2009, unfunded loan commitments approximated $37.8 million and $51.8 million respectively, excluding undisbursed portions of loans in process.  Unfunded loan commitments at September 30, 2010 and 2009 were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

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

Securities with fair values of approximately $9.9 million and $6.0 million at September 30, 2010 and 2009, respectively, were pledged as collateral for public funds on deposit.  Securities with fair values of approximately $16.6 million and $23.4 million at September 30, 2010 and 2009, respectively, were pledged as collateral for individual, trust and estate deposits.

Under employment agreements with certain executive officers, certain events leading to separation from the Company could result in cash payments totaling approximately $4.6 million as of September 30, 2010.

NOTE 17.  LEASE COMMITMENTS

The Company has leased property under various noncancelable operating lease agreements which expire at various times through 2024, and require annual rentals ranging from $3,000 to $974,000 plus the payment of the property taxes, normal maintenance, and insurance on certain property.

The following table shows the total minimum rental commitment at September 30, 2010, under the leases.

September 30,
(Dollars in Thousands)

2011	$1,582
2012	1,583
2013	1,314
2014	1,138
2015	1,076
Thereafter	2,819
Total Leases Commitments	$9,512

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

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Fiscal Year Ended September 30, 2010
Interest income	$25,771	$13,267	$45	$39,083
Interest expense	5,155	362	476	5,993
Net interest income (loss)	20,616	12,905	(431)	33,090
Provision for loan losses	4,375	11,416	—	15,791
Non-interest income	4,174	93,202	68	97,444
Non-interest expense	19,452	74,462	1,016	94,930
Income (loss) from continuing operations before tax	963	20,229	(1,379)	19,813
Income tax expense (benefit)	367	7,606	(553)	7,420
Income (loss) from continuing operations	$596	$12,623	$(826)	$12,393

Inter-segment revenue (expense)	$9,560	$(9,560)	$—	$—
Total assets	341,488	685,690	2,588	1,029,766
Total deposits	242,969	655,243	(758)	897,454

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Fiscal Year Ended September 30, 2009
Interest income	$35,083	$9,415	$(7,772)	$36,726
Interest expense	15,332	844	(7,269)	8,907
Net interest income (loss)	19,751	8,571	(503)	27,819
Provision for loan losses	10,427	8,286	—	18,713
Non-interest income	2,480	77,396	93	79,969
Non-interest expense	18,800	71,016	1,265	91,081
Income (loss) from continuing operations before tax	(6,996)	6,665	(1,675)	(2,006)
Income tax expense (benefit)	(2,545)	2,567	(565)	(543)
Income (loss) from continuing operations	$(4,451)	$4,098	$(1,110)	$(1,463)

Inter-segment revenue (expense)	$8,466	$(8,466)	$—	$—
Total assets	389,053	441,794	3,930	834,777
Total deposits	231,961	422,090	(304)	653,747

	Traditional	Meta Payment
	Banking(1)	Systems®	All Others	Total

Fiscal Year Ended September 30, 2008

Interest income	$37,257	$12,572	$(12,411)	$37,418
Interest expense	24,080	1,043	(11,708)	13,415
Net interest income (loss)	13,177	11,529	(703)	24,003
Provision for loan losses	2,715	—	—	2,715
Non-interest income	2,723	34,821	152	37,696
Non-interest expense	19,975	41,387	458	61,820
Income (loss) from continuing operations before tax	(6,790)	4,963	(1,009)	(2,836)
Income tax expense (benefit)	(2,557)	1,707	(152)	(1,002)
Income (loss) from continuing operations	$(4,233)	$3,256	$(857)	$(1,834)

Inter-segment revenue (expense)	$6,124	$(6,124)	$—	$—
Total assets	405,044	303,144	2,048	710,236
Total deposits	216,224	284,809	(1,229)	499,804

Discontinued Operations-Traditional Banking
Net interest income	$261
Provision for loan losses	(57)
Non-interest income	2,441
Non-interest expense	374
Income from discontinued operations before tax	2,385
Income tax (expense)	1,574
Income from discontinued operations	$811

Inter-segment revenue	$175

NOTE 19.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2010	2009
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$883	$96
Securities available for sale	658	775
Investment in subsidiaries	79,146	56,567
Other assets	1,697	1,274
Total assets	$82,384	$58,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Loan payable to subsidiaries	$—	$250
Subordinated debentures	10,310	10,310
Other liabilities	30	807
Total liabilities	$10,340	$11,367

SHAREHOLDERS’ EQUITY
Common stock	34	30
Additional paid-in capital	32,381	23,551
Retained earnings	42,475	31,626
Accumulated other comprehensive income (loss)	1,599	(1,838)
Treasury stock, at cost	(4,445)	(6,024)
Total shareholders’ equity	$72,044	$47,345
Total liabilities and shareholders’ equity	$82,384	$58,712

CONDENSED STATEMENTS OF OPERATIONS

Years ended September 30,	2010	2009	2008
	(Dollars in Thousands)
Gain on sale of commercial bank subsidiary	$—	$—	$2,309
Other income	56	115	156
Total income	56	115	2,465

Interest expense	487	617	841
Other expense	804	1,095	276
Total expense	1,291	1,712	1,117

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(1,235)	(1,597)	1,348

Income (loss) tax expense (benefit)	(498)	(536)	1,415

Income (loss) before equity in undistributed net income (loss) of subsidiaries	(737)	(1,061)	(67)

Equity in undistributed net income (loss) of subsidiaries	13,130	(402)	(956)

Net income (loss)	$12,393	$(1,463)	$(1,023)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2010	2009	2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,393	$(1,463)	$(1,023)
Adjustments to reconcile net income to net cash provided by operating activites Equity in undistributed net income (loss) of subsidiaries	(13,129)	242	2,030
Change in other assets	(423)	(1,047)	1,145
Change in other liabilities	(777)	452	(693)
Other, net	—	5	575
Net cash (used in) provided by operating activities	(1,936)	(1,811)	2,034

CASH FLOWS FROM INVESTING ACTIVITES
Investment in subsidiary	—	—	(2,298)
Capital contributions subsidiaries	(6,158)	—	—
Repayments on loan receivable from ESOP	—	—	376
Other, net	262	175	223
Net cash (used in) provided by investing activites	(5,896)	175	(1,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in loan payable to subsidiaries	(250)	(250)	(210)
Cash dividends paid	(1,544)	(1,353)	(1,340)
Proceeds from exercise of stock options	1,330	15	199
Other, net	9,083	1,224	901
Net cash provided by (used in) financing activities	8,619	(364)	(450)

Net change in cash and cash equivalents	$787	$(2,000)	$(115)

CASH AND CASH EQUIVALENTS
Beginning of year	$96	$2,096	$2,211
End of year	$883	$96	$2,096

The extent to which the Company may pay cash dividends to shareholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)

Fiscal Year 2010
Interest income	$9,064	$10,383	$10,114	$9,522
Interest expense	1,745	1,382	1,456	1,410
Net interest income	7,319	9,001	8,658	8,112
Provision for loan losses	4,691	9,478	609	1,013
Net income	1,192	5,174	3,538	2,489
Earnings per common and common equivalent share
Basic	$0.45	$1.76	$1.15	$0.87
Diluted	$0.45	$1.74	$1.11	$0.81
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2009
Interest income	$8,726	$10,534	$8,465	$9,001
Interest expense	2,565	2,289	2,121	1,932
Net interest income	6,161	8,245	6,344	7,069
Provision for loan losses	2,129	10,270	6,277	37
Net income (loss)	673	1,175	(2,582)	(729)
Earnings (loss) per common and common equivalent share
Basic	$0.26	$0.45	$(0.99)	$(0.28)
Diluted	$0.26	$0.45	$(0.99)	$(0.28)
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2008
Interest income	$8,899	$9,895	$9,171	$9,453
Interest expense	3,625	3,679	3,180	2,931
Net interest income	5,274	6,216	5,991	6,522
Provision for loan losses	(130)	200	125	2,520
Net income (loss) from continuing operations	(790)	1,203	(410)	(1,837)
Income (loss) from discontinued operations	50	761	—	—
Net income (loss)	(740)	1,964	(410)	(1,837)
Earnings (loss) per common and common equivalent share - basic
Income (loss) from continuing operations	$(0.31)	$0.47	$(0.16)	$(0.71)
Income (loss) from discontinued operations	0.02	0.29	—	—
Net income (loss)	(0.29)	0.76	(0.16)	(0.71)
Earnings (loss) per common and common equivalent share - diluted
Income from continuing operations	(0.31)	0.46	(0.16)	(0.68)
Income from discontinued operations	0.02	0.29	—	—
Net income (loss)	(0.29)	0.75	(0.16)	(0.68)
Dividend declared per share	0.13	0.13	0.13	0.13

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at September 30, 2010.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of September 30, 2010.

	Fair Value at September 30, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$506,852	$—	$506,852	$—

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the lower of cost or fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at September 30, 2010 represents the fair value and related losses that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of September 30, 2010.

	Fair Value at September 30, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$1,295	$—	$1,295	$—
Loans	13,919	—	13,919	—
Total	$15,214	$—	$15,214	$—

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2010 and 2009, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Banks’ capitalization and franchise value. Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2010 and 2009.  The information presented is subject to change over time based on a variety of factors.

	2010		2009
	Carrying	Estimated	Carrying	Estimated
September 30,	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$87,503	$87,503	$6,168	$6,168
Federal funds sold	—	—	9	9
Securities available for sale	506,852	506,852	364,838	364,838
Loans receivable, net	366,045	369,301	391,609	396,640
FHLB stock	5,283	5,283	7,050	7,050
Accrued interest receivable	4,759	4,759	4,344	4,344

Financial liabilities
Noninterest bearing demand deposits	675,163	675,163	442,158	442,158
Interest bearing demand deposits, savings, and money markets	76,219	76,219	65,426	65,426
Certificates of deposit	146,072	148,490	146,163	148,673
Total deposits	897,454	899,872	653,747	656,257

Advances from FHLB	22,000	25,563	74,800	76,034
FRB TAF Borrowings	—	—	25,000	25,000
Securities sold under agreements to repurchase	8,904	8,904	6,686	6,686
Subordinated debentures	10,310	10,294	10,310	10,656
Accrued interest payable	392	392	447	447

Off-balance-sheet instruments, loan commitments	—	—	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2010 and 2009.

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

LOANS RECEIVABLE, NET

The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of September 30, 2010 and 2009.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of September 30, 2010 and 2009 for advances with similar terms and remaining maturities.

FRB TAF BORROWINGS

The carrying amount of FRB TAF borrowings is assumed to approximate the fair value.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of September 30, 2010 and 2009 over the contractual maturity of such borrowings.

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

NOTE 22.  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the years ended September 30, 2010 and 2009 are as follows:

	Traditional	Meta Payment	Meta Payment	Meta Payment
	Banking	Systems®	Systems®	Systems®
	Goodwill	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2009	$1,508	$—	$707	$—	$2,215

Acquisitions during the period	—	—	425	231	656

Ammortizations during the period	—	—	—	(154)	(154)

Dispositions during the period	—	—	(54)	—	(54)

Balance as of September 30, 2010	$1,508	$—	$1,078	$77	$2,663

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Goodwill	Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2008	$1,508	$425	$273	$2,206

Acquisitions during the period	—	—	434	434

Dispositions during the period	—	(425)	—	(425)

Balance as of September 30, 2009	$1,508	$—	$707	$2,215

The Company had one amortizable intangible asset recorded at September 30, 2010 and did not have any amortizable assets recorded at September 30, 2009.

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There was no impairment to goodwill and intangible assets during the years ended September 30, 2010 and 2009.

Item 9.                                                           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                                                  Controls and Procedures

(a)                                  Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings.  In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  After conducting the assessment, management determined that, as of September 30, 2010, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under The Dodd-Frank Act.

Item 9B.                                                  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 2011, a copy of which will be filed not later than 120 days after September 30, 2010 (the “2010 Proxy Statement”).

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from the Company’s 2010 Proxy Statement and from the information set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I, Item 1 “Business” of this Annual Report on Form 10-K.

Compliance with Section 16(a)

Information concerning compliance with Section 16(a) is incorporated from the Company’s 2010 Proxy Statement.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2010 is presented under the headings “Meetings and Committees”, “Audit Committee Matters” and under “Election of Directors” which contains Ms. Partlow’s biography, in the Company’s 2010 Proxy Statement, and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, a copy of which is available free of charge by contacting Lisa Binder, our Investor Relations Officer, at 800.792.6815 or from our internet website (www.bankmeta.com).

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners

The information required by this item under the sections captioned “Voting Rights; Vote Required”, “Voting of Proxies; Revocability of Proxies: Proxy Solicitation Costs” and Stock Ownership” of the 2010 Proxy Statement is incorporated herein by reference.

(b)                                 Security Ownership of Management

The information required by this item under the section captioned “Stock Ownership” of the 2010 Proxy Statement is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a))

Equity compensation plans approved by shareholders	490,993	$23.39	631,946

Equity compensation plans not approved by shareholders	0	$0.00	0

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and transactions is incorporated herein by reference from the Company’s 2010 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

Information concerning the fees for professional services rendered by the Company’s principal accountant is incorporated herein by reference from the discussion under the heading “Independent Registered Public Accounting Firm” in the Company’s 2010 Proxy Statement.

Information concerning the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Independent Registered Public Accounting Firm” of the Company’s 2010 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as part of this report:

(a)                                  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.                                       Report of Independent Registered Public Accounting Firm.

2.                                       Consolidated Statements of Financial Condition as of September 30, 2010 and 2009.

3.                                       Consolidated Statements of Operations for the Years Ended September 30, 2010, 2009, and 2008.

4.                                       Consolidated Statements of Comprehensive Income (Loss) for the Years ended September 30, 2010, 2009, and 2008.

5.                                       Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2010, 2009, and 2008.

6.                                       Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009, and 2008.

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

META FINANCIAL GROUP, INC.

Date: December 13, 2010	By:	/s/ J. Tyler Haahr
J. Tyler Haahr
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date: December 13, 2010
J. Tyler Haahr, President
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James S. Haahr	Date: December 13, 2010
James S. Haahr, Chairman of the Board

By:	/s/ E. Thurman Gaskill	Date: December 13, 2010
E. Thurman Gaskill, Director

By:	/s/ Bradley C. Hanson	Date: December 13, 2010
Bradley C. Hanson, Director

By:	/s/ Frederick V. Moore	Date: December 13, 2010
Frederick V. Moore, Director

By:	/s/ Rodney G. Muilenburg	Date: December 13, 2010
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date: December 13, 2010
Jeanne Partlow, Director

By:	/s/ David W. Leedom	Date: December 13, 2010
David W. Leedom, Executive Vice
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3(i)

Registrant’s Certificate of Incorporation as currently in effect, filed on February 19, 2010 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-164997), is incorporated herein by reference.

3(ii)

Registrant’s Bylaws, as amended and restated, filed as Exhibit 3(ii) to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

4.1

Registrant’s Specimen Stock Certificate, filed on February 19, 2010 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-164997), is incorporated herein by reference.

4.2

Registration Rights Agreement, dated as of January 26, 2010, by and between Meta Financial Group, Inc. and Cash America International, Inc., filed on February 19, 2010 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-164997), is incorporated herein by reference.

4.3

Registration Rights Agreement, dated as of January 29, 2010, by and between Meta Financial Group, Inc. and NetSpend Holdings, Inc., filed on February 19, 2010 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-164997), is incorporated herein by reference.

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

10.13

Securities Purchase Agreement, dated January 22, 2010, by and between Meta Financial Group, Inc. and Cash America International, Inc., filed on January 26, 2010 as an exhibit to the Registrant’s Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

10.14

Securities Purchase Agreement, dated January 29, 2010, by and between Meta Financial Group, Inc. and NetSpend Holdings, Inc., filed on February 2, 2010 as an exhibit to the Registrant’s Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

10.15

The Second Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on November 30, 2007, and filed on January 3, 2008 as Exhibit A to Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0-22140), is incorporated by reference.

10.16

Employment agreement between MetaBank and David W. Leedom, dated October 27, 2008 filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 Commission File No. 0-22140), is incorporated herein by reference.

10.17

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

21	Subsidiaries of the Registrant are filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.