Form 10-Q
period 2010-12-31
META FINANCIAL GROUP INC
filed 2011-02-07
CIK 907471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 4, 2011:
Common Stock, $.01 par value	3,112,463 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2010	September 30, 2010

ASSETS
Cash and cash equivalents	$193,572	$87,503
Federal funds sold	6,236	—
Investment securities available for sale	21,982	21,467
Mortgage-backed securities available for sale	497,635	485,385
Loans receivable - net of allowance for loan losses of $4,763 at December 31, 2010 and $5,234 at September 30, 2010	342,485	366,045
Federal Home Loan Bank Stock, at cost	4,971	5,283
Accrued interest receivable	4,330	4,759
Bond insurance receivable	3,653	3,683
Premises, furniture, and equipment, net	18,817	19,377
Bank-owned life insurance	13,929	13,796
Foreclosed real estate and repossessed assets	1,191	1,295
Goodwill and intangible assets	1,201	2,663
MPS accounts receivable	7,309	8,085
Other assets	12,344	10,425

Total assets	$1,129,655	$1,029,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$809,967	$675,163
Interest-bearing checking	33,187	29,976
Savings deposits	10,697	10,821
Money market deposits	33,388	35,422
Time certificates of deposit	114,978	146,072
Total deposits	1,002,217	897,454
Advances from Federal Home Loan Bank	22,000	22,000
Securities sold under agreements to repurchase	6,528	8,904
Subordinated debentures	10,310	10,310
Accrued interest payable	255	392
Contingent liability	3,785	3,983
Accrued expenses and other liabilities	13,835	14,679
Total liabilities	1,058,930	957,722

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 3,372,999 shares issued, 3,112,463 and 3,111,413 shares outstanding at December 31, 2010 and September 30, 2010, respectively	34	34
Additional paid-in capital	32,419	32,381
Retained earnings - substantially restricted	42,791	42,475
Accumulated other comprehensive (loss)	(97)	1,599
Treasury stock, 260,536 and 261,586 common shares, at cost, at December 31, 2010 and September 30, 2010, respectively	(4,422)	(4,445)
Total shareholders’ equity	70,725	72,044

Total liabilities and shareholders’ equity	$1,129,655	$1,029,766

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	December 31,
	2010	2009

Interest and dividend income:
Loans receivable, including fees	$5,447	$6,725
Mortgage-backed securities	3,918	2,155
Other investments	255	184
	9,620	9,064
Interest expense:
Deposits	889	1,088
FHLB advances and other borrowings	453	657
	1,342	1,745

Net interest income	8,278	7,319

Provision for loan losses	(28)	4,691

Net interest income after provision for loan losses	8,306	2,628

Non-interest income:
Card fees	14,011	19,544
Gain on sale of securities available for sale, net	526	1,854
Loan fees	201	113
Deposit fees	181	204
Bank-owned life insurance income	133	130
Other income	254	193
Total non-interest income	15,306	22,038

Non-interest expense:
Compensation and benefits	7,796	8,671
Card processing expense	5,223	8,352
Occupancy and equipment expense	2,042	2,075
Intangible Assets	1,566	—
Legal and consulting expense	1,411	991
Data processing expense	273	192
Marketing	261	355
Other expense	3,046	2,167
Total non-interest expense	21,618	22,803

Income before income tax expense	1,994	1,863

Income tax expense	1,273	671

Net income	$721	$1,192

Earnings per common share:
Basic	$0.23	$0.45
Diluted	$0.23	$0.45

Dividends declared per common share:	$0.13	$0.13

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	December 31,
	2010	2009

Net income	$721	$1,192

Other comprehensive loss:
Change in net unrealized losses on securities available for sale	(3,270)	(4,827)
Gains realized in net income	526	1,854
	(2,744)	(2,973)
Deferred income tax effect	(1,048)	(1,109)
Total other comprehensive loss	(1,696)	(1,864)
Total comprehensive loss	$(975)	$(672)

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended December 31, 2010 and 2009

(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-in	Retained	(Loss),	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Stock	Equity

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$(6,024)	$47,345

Cash dividends declared on common stock ($.13 per share)	—	—	(343)	—	—	(343)

Issuance of 9,512 common shares from treasury stock due to issuance of restricted stock	—	(128)	—	—	224	96

Stock compensation	—	129	—	—	—	129

Change in net unrealized losses on securities available for sale	—	—	—	(1,864)	—	(1,864)

Net income for three months ended December 31, 2009	—	—	1,192	—	—	1,192

Balance, December 31, 2009	$30	$23,552	$32,475	$(3,702)	$(5,800)	$46,555

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Cash dividends declared on common stock ($.13 per share)	—	—	(405)	—	—	(405)

Issuance of 1,050 common shares from treasury stock due to issuance of restricted stock	—	13	—	—	23	36

Stock compensation	—	25	—	—	—	25

Change in net unrealized losses on securities available for sale	—	—	—	(1,696)	—	(1,696)

Net income for three months ended December 31, 2010	—	—	721	—	—	721

Balance, December 31, 2010	$34	$32,419	$42,791	$(97)	$(4,422)	$70,725

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$721	$1,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,576	3,135
Provision for loan losses	(28)	4,691
(Gain) loss on sale of other	(111)	22
Gain on sale of securities available for sale, net	(526)	(1,854)
Net change in accrued interest receivable	429	319
Net change in other assets	216	(5,600)
Net change in accrued interest payable	(137)	(61)
Net change in accrued expenses and other liabilities	(1,042)	(1,765)
Net cash provided by operating activities	2,098	79

Cash flow from investing activities:
Purchase of securities available for sale	(73,092)	(73,374)
Net change in federal funds sold	(6,236)	9
Proceeds from sales of securities available for sale	21,296	38,401
Proceeds from maturities and principal repayments of securities available for sale	35,192	57,138
Loans purchased	(1,039)	(392)
Net change in loans receivable	24,738	(32,584)
Proceeds from sales of foreclosed real estate	104	769
Net change in Federal Home Loan Bank stock	312	2,448
Proceeds from the sale of premises and equipment	—	—
Purchase of premises and equipment	(395)	(730)
Other, net	1,048	1,109
Net cash provided by (used in) investing activities	1,928	(7,206)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	135,857	168,297
Net change in time deposits	(31,094)	(11,539)
Net change in advances from Federal Home Loan Bank	—	(76,500)
Net change in securities sold under agreements to repurchase	(2,376)	3,726
Cash dividends paid	(405)	(343)
Stock compensation	25	1
Proceeds from exercise of stock options	36	224
Net cash provided by financing activities	102,043	83,866

Net change in cash and cash equivalents	106,069	76,739

Cash and cash equivalents at beginning of period	87,503	6,168
Cash and cash equivalents at end of period	$193,572	$82,907

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,479	$1,805
Income taxes	1,075	—

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2010 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 13, 2010.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended December 31, 2010, are not necessarily indicative of the results expected for the year ending September 30, 2011.

NOTE 2.  CREDIT DISCLOSURES

The Allowance for Loan Losses and Recorded Investment in loans for the three months ended December 31, 2010 and 2009 are as follows:

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating	Unallocated	Total
December 31, 2010

Allowance for loan losses:
Beginning balance	$50	$3,053	$111	$738	$131	$125	$1,026	$5,234
Provision charged to expense	(3)	136	(86)	60	(21)	(23)	(91)	(28)
Losses charged off	—	(15)	—	(500)	—	—	—	(515)
Recoveries	—	—	—	72	—	—	—	72
Ending balance	$47	$3,174	$25	$370	$110	$102	$935	$4,763

Ending balance: individually evaluated for impairment	$—	$1,004	$18	$100	$87	$—	$—	$1,209
Ending balance: collectively evaluated for impairment	$47	$2,170	$7	$270	$23	$102	$935	$3,554
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance: individually evaluated for impairment	$—	$9,865	$1,804	$207	$174	$—	$—	$12,050
Ending balance: collectively evaluated for impairment	$38,053	$191,146	$19,103	$42,036	$16,753	$28,107	$—	$335,198
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2009

Allowance for loan losses:
Beginning balance	$59	$4,231	$111	$243	$792	$569	$988	$6,993
Provision charged to expense	(16)	2,632	(82)	3,881	(537)	(580)	(607)	4,691
Losses charged off	—	—	—	(133)	—	—	—	(133)
Recoveries	—	—	—	21	400	210	—	631
Ending balance	$43	$6,863	$29	$4,012	$655	$199	$381	$12,182

Ending balance: individually evaluated for impairment	$20	$6,112	$—	$119	$442	$—	$—	$6,693
Ending balance: collectively evaluated for impairment	$23	$751	$29	$3,893	$213	$199	$381	$5,489
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance: individually evaluated for impairment	$21	$12,723	$—	$287	$1,615	$—	$—	$14,646
Ending balance: collectively evaluated for impairment	$42,284	$217,180	$27,198	$82,713	$20,084	$27,988		$417,447
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

The Asset Classification for the three months ended December 31, 2010 and 2009 are as follows:

December 31, 2010

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating

Pass	$37,607	$164,234	$18,424	$41,800	$15,989	$20,729
Watch	757	19,838	657	102	756	5,986
Special Mention	—	7,074	22	135	7	1,392
Substandard	—	8,065	1,804	81	174	—
Doubtful	—	1,800	—	126	—	—
	$38,364	$201,011	$20,907	$42,244	$16,926	$28,107

December 31, 2009

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating

Pass	$46,057	$199,996	$24,427	$81,951	$18,021	$21,343
Watch	692	9,467	2,730	628	1,720	—
Special Mention	166	7,717	41	134	344	6,645
Substandard	—	2,665	—	223	1,093	—
Doubtful	22	10,058	—	64	521	—
	$46,937	$229,903	$27,198	$83,000	$21,699	$27,988

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

Consumer Lending — Meta Payment Systems® (“MPS”).  MPS has a loan committee consisting of members of Executive Management.  The MPS Credit Committee (the “Committee”) is charged with monitoring, evaluating, and reporting portfolio performance and the overall credit risk posed by its credit products.  All proposed credit programs must first be reviewed and approved by the Committee before such programs are presented to the Company’s Board of Directors. The Board of Directors is ultimately responsible for final approval of any credit program.

The Company believes that well-managed, nationwide credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and affords the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns.  Therefore, MPS designs and administers certain credit programs that accomplish these objectives.  MPS’ programs are managed prudently, in accordance with governing rules and regulations, and without unnecessary exposure to the capital base.  To this end, management believes that MPS administers its credit programs in conformance with federal and state laws, regulations, guidance, applicable association rules and regulations, as well as all standards and best practices for safe and sound lending.  Notwithstanding this belief, our regulator ordered the termination of our nationwide iAdvance lending program; for additional information see Note 12 to the Notes to Condensed Consolidated Financial Statements.

MPS has strived to offer consumers innovative payment products, including credit products.  Most credit products have fallen into one of two general categories: (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk.  MPS’s sponsorship lending programs are governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors.  A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that has indemnified MPS and MetaBank (the “Bank”) for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Therefore, MPS has strived to employ policies, procedures, and information systems that are commensurate with the added risk and exposure.  Due to supervisory directives issued by our regulator, an MPS lending program - iAdvance — was eliminated effective October 13, 2010.  In addition, the Bank’s tax-related programs, which consisted of pre-season tax-related loans and refund transfer services, are subject to prior approval of our regulator.  At this time, we do not anticipate offering these programs in fiscal 2011. Finally, our third party relationship programs have been limited to existing third party relationships, absent prior approval to engage in new relationships.

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

Past due loans for the three months ended December 31, 2010 and 2009 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans > 90 Days and Accruing
December 31, 2010

Residential 1-4 Family	$141	$35	$502	$678	$37,686	$38,364	$404
Commercial Real Estate and Multi Family	8,319	—	7,888	16,207	184,804	201,011	—
Agricultural Real Estate	—	—	1,372	1,372	19,535	20,907	—
Consumer	1	62	39	102	42,142	42,244	34
Commercial Operating	113	127	157	397	16,529	16,926	44
Agricultural Real Operating	—	—	—	—	28,107	28,107	—
Total	$8,574	$224	$9,958	$18,756	$328,803	$347,559	$482

December 31, 2009

Residential 1-4 Family	$206	$62	$261	$529	$46,408	$46,937	$—
Commercial Real Estate and Multi Family	—	7,519	12,755	20,274	209,629	229,903	—
Agricultural Real Estate	—	—	—	—	27,198	27,198	—
Consumer	69	59	9	137	82,863	83,000	—
Commercial Operating	300	41	520	861	20,838	21,699	—
Agricultural Real Operating	—	—	—	—	27,988	27,988	—
Total	$575	$7,681	$13,545	$21,801	$414,924	$436,725	$—

Impaired loans as of December 31, 2010 and 2009 are as follows:

	Recorded Balance	Unpaid Principal Balance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2010

Loans without a specific valuation allowance
Residential 1-4 Family	$—	$—	$11	$—
Commercial Real Estate and Multi Family	9,865	15,267	9,366	52
Agricultural Real Estate	1,803	1,803	987	—
Consumer	207	207	324	4
Commercial Operating	174	174	990	3
Agricultural Real Operating	—	—	69	—
Total	$12,050	$17,452	$11,747	$60

December 31, 2009

Loans without a specific valuation allowance
Residential 1-4 Family	$22	$22	$156	$—
Commercial Real Estate and Multi Family	12,726	14,411	12,479	49
Agricultural Real Estate	—	—	—	—
Consumer	287	287	199	2
Commercial Operating	1,614	1,614	2,669	5
Agricultural Real Operating	—	—	3,183	—
Total	$14,648	$16,333	$18,686	$56

Troubled debt restructured loans as of December 31, 2010 and 2009 are as follows:

	December 31, 2010			December 31, 2009
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	—	$—	$—	—	$—	$—
Commercial Real Estate and Multi Family	2	396	396	—	—	—
Agricultural Real Estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Commercial Operating	—	—	—	—	—	—
Agricultural Real Operating	—	—	—	—	—	—

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At December 31, 2010 the Company’s allowance for loan losses was $4.8 million, a decrease of $0.4 million from $5.2 million at September 30, 2010.   Further discussion of this change in the allowance is included in “Financial Condition - Non-performing Assets and Allowance for Loan Loss” in Management’s Discussion and Analysis.

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

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three months ended December 31, 2010 and 2009 is presented below.

Three Months Ended December 31,	2010	2009
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$721	$1,192

Basic EPS
Weighted average common shares outstanding	3,111,898	2,637,091
Less weighted average unallocated ESOP and nonvested shares	(1,667)	(3,334)
Weighted average common shares outstanding	3,110,231	2,633,757

Earnings Per Common Share
Basic	$0.23	$0.45

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,110,231	2,633,757
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	40,447
Weighted average common and dilutive potential common shares outstanding	3,110,231	2,674,204

Earnings Per Common Share
Diluted	$0.23	$0.45

Stock options totaling 365,228 and 313,727 were not considered in computing diluted EPS for the three months ended December 31, 2010 and December 31, 2009, respectively, because they were not dilutive.  The calculation of the diluted EPS for the three months ended December 31, 2010 does not reflect the assumed exercise of 11,944 stock options because the effect would have been anti-dilutive for the period.

NOTE 5.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2010 and September 30, 2010 are presented below.

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
December 31, 2010

Debt securities
Trust preferred and corporate securities	$24,968	$—	$(7,581)	$17,387
Obligations of states and political subdivisions	4,562	101	(68)	4,595
Mortgage-backed securities	490,240	8,739	(1,344)	497,635
Total debt securities	$519,770	$8,840	$(8,993)	$519,617

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
September 30, 2010

Debt securities
Trust preferred and corporate securities	$25,466	$7	$(7,922)	$17,551
Obligations of states and political subdivisions	3,769	155	(8)	3,916
Mortgage-backed securities	475,026	10,671	(312)	485,385
Total debt securities	$504,261	$10,833	$(8,242)	$506,852

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2010 and September 30, 2010 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
December 31, 2010

Debt securities
Trust preferred and corporate securities	$—	$—	$17,237	$(7,581)	$17,237	$(7,581)
Obligations of states and political subdivisions	1,849	(68)	—	—	$1,849	$(68)
Mortgage-backed securities	134,778	(1,344)	—	—	134,778	(1,344)
Total debt securities	$136,627	$(1,412)	$17,237	$(7,581)	$153,864	$(8,993)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
September 30, 2010

Debt securities
Trust preferred and corporate securities	$—	$—	$17,551	$(7,922)	$17,551	$(7,922)
Obligations of states and political subdivisions	1,110	(8)	—	—	1,110	(8)
Mortgage-backed securities	67,227	(312)	—	—	67,227	(312)
Total debt securities	$68,337	$(320)	$17,551	$(7,922)	$85,888	$(8,242)

NOTE 6.  COMMITMENTS AND CONTINGENCIES

At December 31, 2010 and September 30, 2010, the Company had outstanding commitments to originate and purchase loans totaling $38.7 million and $37.8 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At December 31, 2010, the Company had no commitments to purchase or sell securities available for sale.

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

Nicholas Martin, on behalf of himself and a class, v. Automated Financial, LLC, MetaBank, and Does 1-5, Case: 1:11-cv-00525. This case involves a claim by Plaintiff that a notification required to be placed upon an automated teller machine was absent on a specified date, in violation of Regulation E of the EFTA. The Company denies liability in this matter and will contest this litigation with Defendant Automated Financial LLC, who is obligated to indemnify the Company for costs and expenses in this matter.

See Note 12 — OTS Supervisory Directive and Related Matters and Item 1. “Business — Bank Supervision and Regulation — OTS Supervisory Directives and Related Matters” of our Annual Report on Form 10-K for the year ended September 30, 2010 for a discussion of existing OTS enforcement matters and future corrective actions.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the program manager, and has received an arbitration award against the processor.  That arbitration has been entered as a judgment in the State of South Dakota, which judgment is being transferred to Florida for garnishment proceedings against the processor and its insurer.

Certain corporate clients of an unrelated company named Springbok Services, Inc. have requested through counsel a mediation or negotiation as a means of reaching a settlement in lieu of commencing litigation against MetaBank.  These claimants purchased MetaBank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy.  As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards which had been purchased were never activated or funded.  Counsel for these companies have indicated that they are prepared to assert claims totaling approximately $1.0 million against MetaBank based on principal/agency or failure to supervise theories.  The Company denies liability with respect to these claims, however, the Company has agreed to enter a mediation process with the claimants in the next 30 days.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

NOTE 7.  STOCK OPTION PLAN

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

A summary of option activity for the three months ended December 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2010	490,993	$23.39	6.49	$4,579
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,000)	23.05
Options outstanding, December 31, 2010	489,993	$23.39	6.24	$71

Options exercisable, December 31, 2010	452,168	$23.32	6.21	$32

A summary of nonvested share activity for the three months ended December 31, 2010 is presented below:

	Number of Shares	Weighted Average Fair Value at Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2010	1,667	$24.43
Granted	1,050	31.79
Vested	(1,050)	31.79
Forfeited or expired	—	—
Nonvested shares outstanding, December 31, 2010	1,667	$24.43

As of December 31, 2010, stock based compensation expense not yet recognized in income totaled $128,000 which is expected to be recognized over a weighted average remaining period of 0.93 years.

NOTE 8.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Traditional Banking, consists of its banking subsidiary, MetaBank. The Bank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. MPS, the second reportable segment, provides a number of products and services to financial institutions and other businesses. These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs. Other programs are in the process of development. The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and inter-segment eliminations. Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates. The following tables present segment data for the Company for the three months ended December 31, 2010 and 2009, respectively.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2010
Interest income	$6,596	$3,018	$6	$9,620
Interest expense	1,173	47	122	1,342
Net interest income (loss)	5,423	2,971	(116)	8,278
Provision for loan losses	—	(28)	—	(28)
Non-interest income	1,272	14,024	10	15,306
Non-interest expense	6,944	14,485	189	21,618
Income (loss) before tax	(249)	2,538	(295)	1,994
Income tax expense (benefit)	424	958	(109)	1,273
Net income (loss)	$(673)	$1,580	$(186)	$721

Inter-segment revenue (expense)	$2,304	$(2,304)	$—	$—
Total assets	304,167	823,787	1,701	1,129,655
Total deposits	213,641	790,087	(1,511)	1,002,217

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2009
Interest income	$5,664	$3,380	$20	$9,064
Interest expense	1,536	80	129	1,745
Net interest income (loss)	4,128	3,300	(109)	7,319
Provision for loan losses	1,100	3,591	—	4,691
Non-interest income	2,492	19,522	24	22,038
Non-interest expense	4,781	17,856	166	22,803
Income (loss) before tax	739	1,375	(251)	1,863
Income tax expense (benefit)	284	474	(87)	671
Net income (loss)	$455	$901	$(164)	$1,192

Inter-segment revenue (expense)	$2,375	$(2,375)	$—	$—
Total assets	305,879	609,170	1,096	916,145
Total deposits	219,537	592,012	(1,044)	810,505

NOTE 9.                 NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. As a result of this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 is effective for the Company in the first interim period of fiscal 2011 (December 31, 2010) and the annual reporting period beginning September 30, 2011. The Company adopted ASU 2010-18 quarter ended December 31, 2010 with no material impact on the Company’s financial position, results of operation or cash flows

In July 2010, FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310). This guidance will expand disclosures by requiring additional disaggregated information related to the current disclosures. It will also require additional disclosures to provide information based on credit quality, past due aging information, trouble debt restructuring information, and significant purchases and sales of financing receivables. ASU 2010-20 is effective for the Company for interim and annual reporting periods ending after December 15, 2010. The Company adopted ASU 2010-20 quarter ended December 31, 2010 with no material impact on the Company’s financial position, results of operation or cash flows

NOTE 10. FAIR VALUE MEASUREMENTS

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

Level 2 Inputs — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in active markets and model-based valuation techniques for which significant assumptions are observable in the market.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at December 31, 2010.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of December 31, 2010.

	Fair Value at December 31, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$519,617	$—	$519,617	$—

Included in securities available for sale are trust preferred securities as follows:

At December 31, 2010

			Unrealized	S&P	Moody
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,981	$3,530	$(1,451)	BB	Baa3
Huntington Capital Trust II SE	4,971	2,848	(2,123)	BB-	Ba1
Bank Boston Capital Trust IV (2)	4,963	3,463	(1,500)	BB+	Baa3
Bank America Capital III	4,951	3,555	(1,396)	BB+	Baa3
PNC Capital Trust	4,952	3,841	(1,111)	BBB	Baa2
Cascade Capital Trust I 144A (3)	150	150	—
Total	$24,968	$17,387	$(7,581)

(1)	Trust preferred securities are single-issuance. There are no known interest deferrals, defaults or excess subordination, except for Cascade Capital Trust I 144A.
(2)	Bank Boston was acquired by Bank of America.
(3)	Security not rated and Cascade Capital Trust I 144A is in deferral of interest

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

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of December 31, 2010.

	Fair Value at December 31, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$1,191	$—	$1,191	$—
Loans	12,050	—	12,050	—
Total	$13,241	$—	$13,241	$—

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2010 and September 30, 2010, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Banks’ capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2010 and September 30, 2010.  The information presented is subject to change over time based on a variety of factors.

	December 31, 2010		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$193,572	$193,572	$87,503	$87,503
Federal funds sold	6,236	6,236	—	—
Securities available for sale	519,617	519,617	506,852	506,852
Loans receivable, net	342,485	348,440	366,045	369,301
FHLB stock	4,971	4,971	5,283	5,283
Accrued interest receivable	4,330	4,330	4,759	4,759

Financial liabilities
Noninterest bearing demand deposits	809,967	809,967	675,163	675,163
Interest bearing demand deposits, savings, and money markets	77,272	77,272	76,219	76,219
Certificates of deposit	114,978	116,955	146,072	148,490
Total deposits	1,002,217	1,004,194	897,454	899,872

Advances from FHLB	22,000	24,685	22,000	25,563
Securities sold under agreements to repurchase	6,528	6,528	8,904	8,904
Subordinated debentures	10,310	10,289	10,310	10,294
Accrued interest payable	255	255	392	392

Off-balance-sheet instruments, loan commitments	—	—	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2010 and September 30, 2010.

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

LOANS RECEIVABLE, NET

The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of December 31, 2010 and September 30, 2010.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

FEDERAL HOME LOAN BANK (THE “FHLB”) STOCK

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

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of December 31, 2010 and September 30, 2010 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of December 31, 2010 and September 30, 2010 over the contractual maturity of such borrowings.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the three months ended December 31, 2010 and 2009 are as follows:

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2010	$1,508	$1,078	$77	$2,663

Acquisitions during the period	—	104	—	104

Amortizations during the period	—	—	(58)	(58)

Write-offs during the period	(1,508)	—	—	(1,508)

Balance as of December 31, 2010	$—	$1,182	$19	$1,201

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2009	$1,508	$707	$—	$2,215

Acquisitions during the period	—	284	—	284

Balance as of December 31, 2009	$1,508	$991	$—	$2,499

The Company had one amortizable intangible asset recorded at December 31, 2010 and no amortizable assets as of December 31, 2009.

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was an impairment to goodwill during the three months ended December 31, 2010.  The Company wrote-off $1.5 million of goodwill through the income statement during the three months ended December 31, 2010 due primarily to the recent decline in stock price of the Company.  There was no impairment to goodwill during the three months ended December 2009.

NOTE 12.  OTS SUPERVISORY DIRECTIVE AND RELATED MATTERS

As described most recently in the Company’s Form 10-K for the fiscal year ended September 30, 2010, the OTS had issued Supervisory Directives to the Bank based on the OTS’ assessment of the Bank’s third-party relationship risk, enterprise risk management, and rapid growth (in the MPS division) and had also advised that the OTS had determined that the Bank engaged in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act and the OTS Advertising Regulation in connection with the Bank’s operation of the iAdvance line of credit program.

Related to previously described possible enforcement actions, we recently received correspondence dated December 28, 2010 from the OTS following the recent examinations of the Company and the Bank in which the OTS advised the Company and the Bank that the OTS:

•                  is presently preparing a Cease and Desist Order for presentation to each of the Company and the Bank,

•                  will require the Bank to reimburse iAdvance customers in an amount to be determined, and

•                  is currently considering the need to assess civil money penalties against the Bank.

As previously disclosed, the Company and the Bank have been cooperating with the OTS to correct those aspects of our operations that have been determined by OTS to be deficient, and believe we have made substantial progress to date. While the Company and the Bank do not know the scope of these enforcement actions, the amounts of reimbursement that will be sought by the OTS, or whether any civil money penalties will be ultimately imposed, the Company and the Bank expect to discuss the terms of the Cease and Desist Order as well as the reimbursement with the OTS prior to OTS final determinations. With respect to these future OTS actions, we cannot predict responses by our customers or program managers or whether there will be a material effect on our results of operations or financial condition, although it is expected that legal and compliance costs of the Company and the Bank will increase.

By letter dated December 28, 2010, the OTS also directed the Bank not to increase the amount of brokered deposits from the amount it held at December 28, 2010 without the prior written non-objection of the OTS Regional Director. The Bank believes it did not hold any brokered deposits on December 28, 2010, and therefore does not anticipate seeking OTS approval to hold any.  At the direction of the OTS, the Bank has requested the Federal Deposit Insurance Corporation (the “FDIC”) to confirm the Bank’s position that it does not hold any brokered deposits.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”, the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the scope of restrictions and compliance requirements and penalties of enforcement actions related to the OTS supervisory directives in August, October and December of 2010 or any others which may be initiated; the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2010, compared to September 30, 2010, and the consolidated results of operations for the three months ended December 31, 2010 and 2009. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2010.

CORPORATE DEVELOPMENTS AND OVERVIEW

MPS 2011 first quarter net income was $1.6 million compared to $0.9 million in the 2010 quarter.  While non-interest income decreased by $5.5 million in 2011, expenses and loan loss provision expense declined by $7.0 million.  The change in this quarter was primarily due to the discontinuance of the iAdvance and tax-related loan programs previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010.

The traditional bank segment focuses primarily on establishing lending and deposit relationships with commercial accounts and consumers.  The bank currently operates 12 retail banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and a non-retail service branch in Memphis, Tennessee.  The traditional bank introduced new checking products early in the fiscal 2010 first quarter.  Retail bank checking balances grew from $40.4 million to $55.0 million, or 36%, during that time.  During the three months ended December 31, 2010, the traditional bank segment recognized a goodwill impairment loss of $1.5 million due primarily to the recent decline in stock price of the Company.  The original goodwill asset represented the excess of acquisition costs over the fair value of the net assets acquired in an earlier bank acquisition.  Without the charge, the traditional bank recorded net income of $0.8 million.

During the quarter ended December 31, 2010, the Bank Boston Capital IV and the BankAmerica Capital III trust preferred securities, which had an aggregate fair value of $7.1 million, were assigned an investment grade rating by two nationally recognized rating agencies.  These securities are no longer deemed substandard by the Company as of December 31, 2010.

The Company’s stock trades on the NASDAQ Global Market under the symbol “CASH.”

FINANCIAL CONDITION

As of December 31, 2010, the Company’s assets grew by $100.0 million, or 9.7%, to $1.1 billion compared to $1.0 billion at September 30, 2010.  The increase in assets was reflected primarily in increases in the Company’s cash and cash equivalents and to a lesser extent the mortgage-backed securities available for sale, offset in part by decreases in the Company’s net loans receivable.

Total cash and cash equivalents and federal funds sold were $199.8 million at December 31, 2010, an increase of $112.3 million from $87.5 million at September 30, 2010.  The growth primarily was the result of the Company’s additional liquidity due to an increase in deposits, entirely due to deposits generated by MPS.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB and the FRB.  Federal funds sold deposits may be maintained at the FHLB.  At December 31, 2010, the Company had $6.2 million in federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $12.8 million, or 2.5%, to $519.6 million at December 31, 2010, as purchases exceeded investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During the three month period ended December 31, 2010, the Company purchased $72.3 million of mortgage-backed securities with average lives of five years or less and stated maturities of 30 years or less.

The Company’s portfolio of net loans receivable decreased $23.5 million, or 6.4%, to $342.5 million at December 31, 2010.  All loan categories decreased across the board due to lower demand in the Company’s markets and a reduction in purchased loans.

Goodwill and intangible assets decreased $1.5 million, or 54.9%, to $1.2 million at December 31, 2010.  Based upon the Company’s periodic goodwill impairment testing, it was determined that the Traditional Bank goodwill was impaired.  The Company wrote-off the entire amount of $1.5 million during the first quarter of fiscal 2011 due primarily to the recent decline in stock price of the Company.

Other assets increased by $1.9 million, or 18.4%, to $12.3 million at December 31, 2010.  This increase primarily relates to an increase in deferred taxes of $1.1 million resulting from the unfavorable change in unrealized gain on the Company’s securities available for sale portfolio.

Total deposits increased $104.8 million, or 11.7%, to $1.0 billion at December 31, 2010.  The Company continues to grow its low- and no-cost deposit portfolio.  Deposits attributable to MPS were up $134.8 million, or 20.6%, at December 31, 2010, as compared to September 30, 2010.  This increase results from growth in prepaid card programs and seasonal activity.  Offsetting the above increases was a $31.1 million decrease in certificates of deposits primarily related to a decrease in public funds.

Total borrowings decreased $2.4 million, or 5.8%, from $41.2 million at September 30, 2010 to $38.8 million at December 31, 2010 and is primarily due to the growth of deposits.

At December 31, 2010, the Company’s shareholders’ equity totaled $70.7 million, down $1.3 million from $72.0 million at September 30, 2010.  The decrease was related to an unfavorable change in the accumulated other comprehensive loss on the Company’s securities available for sale portfolio and the payment of dividends on the Company’s common stock partially offset by 2011 fiscal first quarter net income (see “Results of Operations” below).  At December 31, 2010, the Bank continues to exceed all regulatory requirements for classification as well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at December 31, 2010 adequately reflects potential risks related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.” The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	December 31, 2010	September 30, 2010
	(Dollars in Thousands)
Non-Performing Loans

Non-Accruing Loans:
1-4 Family	$137	$39
Commercial & Multi Family	7,888	4,137
Agricultural Real Estate	1,826	2,650
Consumer	5	—
Agricultural Operating	—	400
Commercial Business	113	241
Total	9,969	7,467

Accruing Loans Delinquent 90 Days or More
1-4 Family	404	404
Commercial & Multi Family	—	257
Consumer	34	124
Commercial Business	44	—
Total	482	785

Total Non-Performing Loans	10,451	8,252

Other Assets

Non-Accruing Investments:
Trust Preferred Securities	150	150
Total	150	150

Foreclosed Assets:
1-4 Family	142	143
Commercial & Multi Family	605	606
Consumer	—	—
Commercial Business	444	546
Total	1,191	1,295

Total Other Assets	1,341	1,445

Total Non-Performing Assets	$11,792	$9,697
Total as a Percentage of Total Assets	1.04%	0.94%

The 2011 first quarter increase in non-performing loans primarily relates to one commercial borrower.

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

In connection with the Bank’s calendar 2009 examination by the OTS, the Bank was informed that four of its trust preferred securities should be classified as “substandard” assets as of March 31, 2009.  The four securities are: Huntington Capital Trust II SE, Bank Boston Capital Trust IV, Bank America Capital III, and Key Corp. Capital I.  The criterion for the determination was the OTS’ policy that the assignment of a sub-investment grade rating by one nationally recognized rating agency, notwithstanding the fact that other nationally recognized rating agencies have assigned an investment grade rating to the securities in question, mandates the categorization of the asset as substandard.  Despite the classification, the actual performance of the four securities continued to be satisfactory; interest payments are being made on a timely basis and there have been no requests for payment deferrals.  During the quarter ending December 31, 2010, the Bank Boston Capital IV and the BankAmerica Capital III trust preferred securities were assigned an investment grade rating by two nationally recognized rating agencies.  These securities are no longer deemed substandard by the Company as of December 31, 2010.

On the basis of management’s review of its loans and other assets, at December 31, 2010, the Company had classified a total of $21.3 million of its assets as substandard, $1.9 million as doubtful and none as loss.  This compares to classifications at September 30, 2010 of $33.1 million as substandard, $2.1 million as doubtful and none as loss.  As of December 31, 2010, $10.0 million out of a total of $21.3 million of substandard assets is attributable to the trust preferred securities identified above.  See Note 10 to the Notes to Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management reiterates and restates its concern that developments in the sub-prime mortgage market may have a direct effect on residential real estate prices and an indirect effect on the economy in general.  In addition, the economic slowdown is straining the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  Over the past five years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management concludes that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets continue to be mostly positive.  Higher commodity prices as well as above average yields created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes the continuing recessionary economic environment may also negatively impact consumers’ repayment capacities.  Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns.

At December 31, 2010, the Company has established an allowance for loan losses totaling $4.8 million compared to $5.2 million at September 30, 2010. A reduction in balances in the MPS loan portfolio is due to the discontinuance of the iAdvance and tax-related credit programs which results in a lower allowance for loan loss.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2010 reflects an adequate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

The following table sets forth an analysis of the activity in the Company’s allowance for loan losses for the three months ended December 31, 2010 and 2009.

	Three Months Ended
	December 31,
(Dollars in Thousands)	2010	2009

Beginning balance	$5,234	$6,993
Provision for loan losses	(28)	4,691
Charge-offs	(515)	(133)
Recoveries	72	631
Ending balance	$4,763	$12,182

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with GAAP.  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that: (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements

and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2010 and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance as of both December 31, 2010 and September 30, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

During the three months ended December 31, 2010, the impairment losses recognized in earnings related to goodwill was $1.5 million due primarily to the recent decline in stock price of the Company.

Self-Insurance.  The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $55,000 per individual occurrence with an unlimited lifetime maximum.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Although management believes it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.

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

RESULTS OF OPERATIONS

General.  The Company recorded net income of $0.7 million, or $0.23 per diluted share, for the three months ended December 31, 2010 compared to net income of $1.2 million, or $0.45 per diluted share, for the same period in fiscal year 2010.  Earnings in the first quarter of fiscal 2011 were negatively impacted by a write-off of goodwill of $1.5 million due primarily to the recent decline in stock price of the Company.  Excluding this charge, earnings would have been $2.2 million, or 72 cents per diluted share, for the period.

The change in net income in the current period compared to the first quarter in fiscal 2010, was primarily due to a decrease in non-interest income of $6.7 million and an increase in income tax expense of $0.6 million which were partially offset by a decrease in the provision for loan losses of $4.7 million, an increase in net interest income of $1.0 million and a decrease in non-interest expense of $1.2 million.

Net Interest Income.  Net interest income for the 2011 fiscal first quarter increased by $1.0 million, or 13.1%, to $8.3 million from $7.3 million for the same period in the prior fiscal year.  Net interest margin decreased to 3.31% for the first quarter of 2011 as compared to 3.33% for the same period in 2010.  Overall, asset yields declined by 28 basis points due primarily to a change in asset mix to more government guaranteed mortgage-backed securities.  MBS comprise 48% of average interest earning assets compared to 40% one year ago.

Overall, rates on all deposits and interest-bearing liabilities decreased by 26 basis points from 0.81% in the 2010 quarter to 0.55% in 2011.  As of December 31, 2010, low- and no-cost checking deposits represented 87% of total deposits compared to 82% one year earlier.  The increase was driven by growth of $198.1 million, or 33%, in deposits generated by MPS as of December 31, 2010 as compared to one year earlier.

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

	2010			2009
Three Months Ended December 31, (Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$360,149	$5,447	6.00%	$402,096	$6,725	6.64%
Mortgage-backed securities	473,615	3,918	3.28%	346,804	2,155	2.47%
Other investments and fed funds sold	158,026	255	0.64%	122,407	184	0.60%
Total interest-earning assets	991,790	$9,620	3.85%	871,307	$9,064	4.13%
Non-interest-earning assets	86,749			50,463
Total assets	$1,078,539			$921,770

Non-interest bearing deposits	$686,310	$—	0.00%	$541,403	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	31,441	133	1.68%	16,252	22	0.54%
Savings	10,760	9	0.33%	9,940	8	0.32%
Money markets	34,173	69	0.80%	35,434	76	0.85%
Time deposits	130,843	678	2.06%	141,585	982	2.75%
FHLB advances	50,816	322	2.51%	76,133	505	2.63%
Other borrowings	17,276	131	3.01%	39,236	152	1.54%
Total interest-bearing liabilities	275,309	1,342	1.93%	318,580	1,745	2.17%
Total deposits and interest-bearing liabilities	961,619	$1,342	0.55%	859,983	$1,745	0.81%
Other non-interest bearing liabilities	16,675			12,086
Total liabilities	978,294			872,069
Shareholders’ equity	100,245			49,701
Total liabilities and shareholders’ equity	$1,078,539			$921,770
Net interest income and net interest rate spread including non-interest bearing deposits		$8,278	3.30%		$7,319	3.32%

Net interest margin			3.31%			3.33%

Provision for Loan Loss.  The Company recognized no provision for loan losses in the first quarter of fiscal year 2011 compared to a provision of $4.7 million for the same period in the prior fiscal year. The decline in this quarter was primarily due to the discontinuance of the iAdvance and tax-related loan programs in the MPS segment.  In addition, there was a determination that there is adequate coverage as it concerns the allowance for loans losses and non-performing assets for the traditional bank segment which resulted in no provision for loan losses for the traditional bank segment.  Also see Note 3 to the Notes to Condensed Consolidated Financial Statements and “Financial Condition - Non-performing Assets and Allowance for Loan Losses” herein for further discussion.

Non-Interest Income.  Non-interest income decreased by $6.7 million, or 30.6%, to $15.3 million from $22.0 million in the prior fiscal year first quarter.  Fees earned on MPS-related programs were $14.0 million for the first quarter of fiscal year 2011, compared to $19.5 million for the same quarter in fiscal year 2010.  The decline in this quarter was primarily due to the discontinuance of the iAdvance and tax-related programs in the MPS

In addition, the Bank sold mortgage-backed securities resulting in a 2011 fiscal first quarter gain on sale of available for sale securities in the amount of $0.5 million as compared to $1.9 million in the prior fiscal first quarter.

Non-Interest Expense.  Non-interest expense decreased by $1.2 million, or 5.2%, to $21.6 million for the first quarter of fiscal year 2011 from $22.8 million for the same quarter in fiscal year 2010.

Card processing expenses declined $3.2 million from $8.4 million in the first quarter of fiscal year 2010 to $5.2 million in the current quarter due to the discontinuance of the iAdvance and tax-related programs that were previously disclosed in the Company’s Form 8-K filings on October 12 and October 18, 2010.

Compensation expense decreased $0.9 million to $7.8 million for the three months ended December 31, 2010 as compared to $8.7 million for the same period in fiscal 2010.  Overall staffing is 53 positions or 12% lower than December 2009 and primarily relates to the restructuring that occurred in MPS in the second quarter of 2010 and ongoing efforts to streamline operations at both the bank and MPS.

The Company recorded a reserve for loss on fraudulently authorized wire transfers of $0.6 million in the quarter ending December 31, 2010.  No loss reserve was recorded for the three months ended December 31, 2009.

Intangible assets increased by $1.5 million due to the Traditional Bank’s write off of goodwill due primarily to the recent decline in stock price of the Company.

Income Tax Expense.  Income tax expense for the first quarter of fiscal year 2011 was $1.3 million, or an effective tax rate of 63.8%, compared to $0.7 million, or an effective tax rate of 36.0%, for the same period in the prior fiscal year.  The Company’s recorded income tax expense and the effective tax rate was impacted by permanent differences between book and taxable income primarily related to the write off of goodwill of $1.5 million.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2010, the Company had commitments to originate and purchase loans totaling $38.7 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank’s actual capital and required capital amounts and ratios at December 31, 2010 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$77,010	6.83%	$16,917	1.50%	$ n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	77,010	6.83	45,112	4.00	56,390	5.00
Tier 1 (core) capital (to risk-weighted assets)	77,010	18.55	16,610	4.00	24,915	6.00
Total risk-based capital (to risk-weighted assets)	81,773	19.69	33,219	8.00	41,524	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At December 31, 2010, the Bank exceeded all requirements for the well capitalized category.

OTHER RECENT MATTERS

On December 9, 2010, the Bank discovered that two wire transfers in the amount of approximately $1.1 million had been fraudulently authorized several days before through identify theft.  The Bank is actively investigating the fraud, and is cooperating with law enforcement officials in this respect.  The Bank recorded a reserve for loss of $0.6 million as of December 31, 2010.

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

Presented below, as of December 31, 2010 and September 30, 2010, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for December 31, 2010 and September 30, 2010 due to the extremely low rate environment.  At both December 31, 2010 and September 30, 2010, the Company’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors.  As of December 31, 2010, the Bank’s interest rate risk profile was within the limits set forth by the OTS.

December 31, 2010				September 30, 2010
Change in	Estimated NPV	Estimated Increase (Decrease) in NPV		Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent	Interest Rates	Amount	Amount	Percent
	(Dollars in Thousands)				(Dollars in Thousands)
Basis Points				Basis Points
+200 bp	113,079	(4,137)	-3.53%	+200 bp	79,622	7,624	10.59%
+100 bp	118,694	1,478	1.26%	+100 bp	83,851	11,853	16.46%
—	117,216	—	—	—	71,998	—	—

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.            Legal Proceedings — See “Legal Proceedings” of Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.         Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.            Defaults Upon Senior Securities — None

Item 4.            Removed and Reserved

Item 5.            Other Information - None

Item 6.            Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: February 7, 2011	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date: February 7, 2011	By:	/s/ David W. Leedom
David W. Leedom, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.