Form 10-Q
period 2011-03-31
META FINANCIAL GROUP INC
filed 2011-05-10
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 6, 2011:
Common Stock, $.01 par value	3,117,363 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	March 31, 2011	September 30, 2010

Cash and cash equivalents	$158,708	$87,503
Investment securities available for sale	23,836	21,467
Mortgage-backed securities available for sale	601,953	485,385
Loans receivable - net of allowance for loan losses of $4,741 at March 31, 2011 and $5,234 at September 30, 2010	330,084	366,045
Federal Home Loan Bank Stock, at cost	5,194	5,283
Accrued interest receivable	4,447	4,759
Bond insurance receivable	4,192	3,683
Premises, furniture, and equipment, net	18,410	19,377
Bank-owned life insurance	14,059	13,796
Foreclosed real estate and repossessed assets	933	1,295
Goodwill and intangible assets	1,190	2,663
MPS accounts receivable	7,620	8,085
Other assets	12,777	10,425

Total assets	$1,183,403	$1,029,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$847,812	$675,163
Interest-bearing checking	34,041	29,976
Savings deposits	11,517	10,821
Money market deposits	35,015	35,422
Time certificates of deposit	118,660	146,072
Total deposits	1,047,045	897,454
Advances from Federal Home Loan Bank	22,000	22,000
Securities sold under agreements to repurchase	11,787	8,904
Subordinated debentures	10,310	10,310
Accrued interest payable	241	392
Contingent liability	3,212	3,983
Accrued expenses and other liabilities	15,878	14,679
Total liabilities	1,110,473	957,722

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,200,000 shares authorized, 3,372,999 shares issued, 3,117,363 and 3,111,413 shares outstanding at March 31, 2011 and September 30, 2010, respectively	34	34
Additional paid-in capital	32,411	32,381
Retained earnings - substantially restricted	45,133	42,475
Accumulated other comprehensive income (loss)	(326)	1,599
Treasury stock, 255,636 and 261,586 common shares, at cost, at March 31, 2011 and September 30, 2010, respectively	(4,322)	(4,445)
Total shareholders’ equity	72,930	72,044

Total liabilities and shareholders’ equity	$1,183,403	$1,029,766

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2011	2010	2011	2010

Interest and dividend income:
Loans receivable, including fees	$4,909	$7,376	$10,356	$14,101
Mortgage-backed securities	4,433	2,827	8,351	4,982
Other investments	238	180	493	364
	9,580	10,383	19,200	19,447
Interest expense:
Deposits	753	949	1,642	2,037
FHLB advances and other borrowings	410	433	863	1,090
	1,163	1,382	2,505	3,127
Net interest income	8,417	9,001	16,695	16,320
Provision for loan losses	214	9,478	186	14,169

Net interest income after provision for loan losses	8,203	(477)	16,509	2,151
Non-interest income:
Card fees	18,392	37,116	32,466	56,660
Gain on sale of securities available for sale, net	632	—	1,158	1,854
Deposit fees	163	190	344	394
Loan fees	85	65	286	178
Bank-owned life insurance income	130	132	263	262
Other income	68	133	259	326
Total non-interest income	19,470	37,636	34,776	59,674
Non-interest expense:
Compensation and benefits	8,188	8,861	15,984	17,532
Card processing expense	8,120	14,095	13,343	22,447
Occupancy and equipment expense	2,168	2,159	4,210	4,234
Legal and consulting expense	1,339	835	2,750	1,826
Goodwill impairment	—	—	1,508	—
Marketing	411	483	672	838
Data processing expense	273	177	546	369
Other expense	2,752	2,256	5,856	4,423
Total non-interest expense	23,251	28,866	44,869	51,669

Income before income tax expense	4,422	8,293	6,416	10,156
Income tax expense	1,675	3,119	2,948	3,790

Net income	$2,747	$5,174	$3,468	$6,366

Earnings per common share:
Basic	$0.88	$1.76	$1.11	$2.29
Diluted	$0.88	$1.74	$1.11	$2.26

Dividends declared per common share:	$0.13	$0.13	$0.26	$0.26

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2011	2010	2011	2010

Net income	$2,747	$5,174	$3,468	$6,366

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	(1,006)	1,525	(4,276)	(3,301)
Gains realized in net income	632	—	1,158	1,854
	(374)	1,525	(3,118)	(1,447)
Deferred income tax effect	(145)	569	(1,193)	(539)
Total other comprehensive income (loss)	(229)	956	(1,925)	(908)
Total comprehensive income	$2,518	$6,130	$1,543	$5,458

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended March 31, 2011 and 2010
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Shareholders’ Equity

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$(6,024)	$47,345

Cash dividends declared on common stock ($.26 per share)	—	—	(741)	—	—	(741)

Issuance of 415,000 common shares from the sales of equity securities	4	8,571	—	—	—	8,575

Issuance of 23,287 common shares from treasury stock due to issuance of restricted stock and exercise of stock options	—	(271)	—	—	661	390

Stock compensation	—	91	—	—	—	91

Change in net unrealized losses on securities available for sale	—	—	—	(908)	—	(908)

Net income for six months ended March 31, 2010	—	—	6,366	—	—	6,366

Balance, March 31, 2010	$34	$31,942	$37,251	$(2,746)	$(5,363)	$61,118

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Cash dividends declared on common stock ($.26 per share)	—	—	(810)	—	—	(810)

Issuance of 5,950 common shares from treasury stock due to issuance of restricted stock and exercise of stock options	—	(12)	—	—	123	111

Stock compensation	—	42	—	—	—	42

Change in net unrealized losses on securities available for sale	—	—	—	(1,925)	—	(1,925)

Net income for six months ended March 31, 2011	—	—	3,468	—	—	3,468

Balance, March 31, 2011	$34	$32,411	$45,133	$(326)	$(4,322)	$72,930

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$3,468	$6,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5,166	6,053
Provision for loan losses	186	14,169
Gain on sale of securities available for sale, net	(1,158)	(1,854)
Net change in accrued interest receivable	312	14
Goodwill impairment	1,508	—
Net change in other assets	(2,822)	(9,028)
Net change in accrued interest payable	(151)	(109)
Net change in accrued expenses and other liabilities	428	8,619
Net cash provided by operating activities	6,937	24,230

Cash flows from investing activities:
Purchase of securities available for sale	(238,464)	(287,973)
Net change in federal funds sold	—	9
Proceeds from sales of securities available for sale	46,239	38,401
Proceeds from maturities and principal repayments of securities available for sale	68,066	107,379
Loans purchased	(1,039)	(392)
Net change in loans receivable	36,960	(4,653)
Proceeds from sales of foreclosed real estate	362	807
Net change in Federal Home Loan Bank stock	89	89
Proceeds from the sale of premises and equipment	—	—
Purchase of premises and equipment	(955)	(1,199)
Other, net	1,193	539
Net cash used in investing activities	(87,549)	(146,993)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	177,003	146,962
Net change in time deposits	(27,412)	(21,333)
Net change in advances from Federal Home Loan Bank	—	(1,500)
Net change in securities sold under agreements to repurchase	2,883	721
Cash dividends paid	(810)	(741)
Proceeds from issuance of equity securities	—	8,575
Stock compensation	42	91
Proceeds from exercise of stock options	111	390
Net cash provided by financing activities	151,817	133,165

Net increase in cash and cash equivalents	71,205	10,402

Cash and cash equivalents at beginning of period	87,503	6,168
Cash and cash equivalents at end of period	$158,708	$16,570

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,655	$3,235
Income taxes	1,834	64

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2011, are not necessarily indicative of the results expected for the year ending September 30, 2011.

NOTE 2. CREDIT DISCLOSURES

The Allowance for Loan Losses and Recorded Investment in loans at March 31, 2011 and September 30, 2010 are as follows:

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating	Unallocated	Total

Three Months Ended March 31, 2011

Allowance for loan losses:
Beginning balance	$47	$3,174	$25	$370	$110	$102	$935	$4,763
Provision charged to expense	76	274	13	(142)	(3)	(34)	30	214
Losses charged off	(41)	—	—	(258)	(15)	—	—	(314)
Recoveries	—	—	—	78	—	—	—	78
Ending balance	$82	$3,448	$38	$48	$92	$68	$965	$4,741

Six Months Ended March 31, 2011

Allowance for loan losses:
Beginning balance	$50	$3,053	$111	$738	$131	$125	$1,026	$5,234
Provision charged to expense	73	410	(73)	(82)	(24)	(57)	(61)	186
Losses charged off	(41)	(15)	—	(758)	(15)	—	—	(829)
Recoveries	—	—	—	150	—	—	—	150
Ending balance	$82	$3,448	$38	$48	$92	$68	$965	$4,741

Ending balance: individually evaluated for impairment	$—	$1,410	$14	$39	$69	$—	$—	$1,532
Ending balance: collectively evaluated for impairment	$82	$2,038	$24	$9	$23	$68	$965	$3,209
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance: individually evaluated for impairment	$—	$16,228	$1,364	$96	$152	$—	$—	$17,840
Ending balance: collectively evaluated for impairment	$36,334	$184,142	$17,931	$38,770	$14,786	$25,022	$—	$316,985
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

The Asset Classification at March 31, 2011 and September 30, 2010 are as follows:
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating
March 31, 2011
Pass	$35,350	$158,623	$15,525	$38,286	$13,683	$18,189
Watch	739	21,311	2,387	295	1,096	6,833
Special Mention	245	4,208	19	190	7	—
Substandard	—	14,428	1,363	56	119	—
Doubtful	—	1,800	—	39	34	—
	$36,334	$200,370	$19,294	$38,866	$14,939	$25,022

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating
September 30, 2010
Pass	$39,464	$182,812	$19,752	$47,349	$18,501	$22,874
Watch	750	4,869	3,094	119	710	8,261
Special Mention	—	7,109	—	197	108	1,393
Substandard	—	8,081	3,050	259	390	—
Doubtful	—	1,949	—	189	—	—
	$40,214	$204,820	$25,896	$48,113	$19,709	$32,528

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

Consumer Lending- Meta Payment Systems (MPS).  MPS offers credit products on a nationwide basis in the following categories (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors.  In portfolio lending, the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.

Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

The Company monitors concentrations of credit that may naturally occur and may take the form of a large volume of related loans to an individual, a specific industry, a geographic location or an occupation.

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

When assets are classified as either substandard or doubtful, the Bank may establish general or specific allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” the Bank is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  The Bank’s determinations as to the classification of their assets and the amount of their valuation allowances are subject to review by their regulatory authorities, who may order the establishment of additional general or specific loss allowances.

Past due loans at March 31, 2011 and September 30, 2010 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans > 90 Days and Accruing
March 31, 2011
Residential 1-4 Family	$57	$128	$187	$372	$35,962	$36,334	$80
Commercial Real Estate and Multi Family	773	—	15,427	16,200	184,170	200,370	7,540
Agricultural Real Estate	—	657	929	1,586	17,708	19,294	—
Consumer	13	16	43	72	38,794	38,866	43
Commercial Operating	—	—	61	61	14,878	14,939	—
Agricultural Real Operating	794	—	—	794	24,228	25,022	—
Total	$1,637	$801	$16,647	$19,085	$315,740	$334,825	$7,663

September 30, 2010

Residential 1-4 Family	$192	$9	$443	$644	$39,570	$40,214	$404
Commercial Real Estate and Multi Family	3,900	746	4,394	9,040	195,780	204,820	257
Agricultural Real Estate	—	—	2,196	2,196	23,700	25,896	—
Consumer	192	38	124	354	47,759	48,113	124
Commercial Operating	329	—	202	531	19,178	19,709	—
Agricultural Real Operating	—	—	400	400	32,128	32,528	—
Total	$4,613	$793	$7,759	$13,165	$358,115	$371,280	$785

Impaired loans at March 31, 2011 and September 30, 2010 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2011

Loans without a specific valuation allowance
Residential 1-4 Family	$1,219	$1,219	$—	$597	$126
Commercial Real Estate and Multi Family	25,500	25,500	—	18,285	303
Agricultural Real Estate	2,406	2,406	—	4,025	186
Consumer	485	485	—	359	5
Commercial Operating	887	887	—	775	12
Agricultural Real Operating	6,833	6,833	—	8,062	79
Total	$37,330	$37,330	$—	$32,103	$711
Loans with a specific valuation allowance
Residential 1-4 Family	$—	$—	$—	$6	$—
Commercial Real Estate and Multi Family	16,228	21,630	1,410	10,067	442
Agricultural Real Estate	1,364	1,364	14	1,259	—
Consumer	96	142	39	280	1
Commercial Operating	152	167	69	697	2
Agricultural Real Operating	—	—	—	69	—
Total	$17,840	$23,303	$1,532	$12,378	$445

September 30, 2010

Loans without a specific valuation allowance
Residential 1-4 Family	$849	$849	$—	$510	$101
Commercial Real Estate and Multi Family	11,878	11,878	—	13,419	166
Agricultural Real Estate	4,297	4,297	—	4,455	272
Consumer	316	316	—	512	3
Commercial Operating	818	818	—	1,175	6
Agricultural Real Operating	8,452	8,452	—	6,801	310
Total	$26,610	$26,610	$—	$26,872	$858
Loans with a specific valuation allowance
Residential 1-4 Family	$—	$—	$—	$48	$—
Commercial Real Estate and Multi Family	10,030	15,578	827	9,772	60
Agricultural Real Estate	3,050	3,050	81	626	—
Consumer	448	448	13	325	3
Commercial Operating	390	390	101	1,284	2
Agricultural Real Operating	—	—	—	1,140	—
Total	$13,918	$19,466	$1,022	$13,195	$65

Troubled debt restructured loans at March 31, 2011 and September 30, 2010 are as follows:

	March 31, 2011			September 30, 2010
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	1	$43	$43	1	$45	$45
Commercial Real Estate and Multi Family	5	3,910	3,910	2	377	377
Agricultural Real Estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Commercial Operating	1	34	49	—	—	—
Agricultural Real Operating	—	—	—	—	—	—

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At March 31, 2011, the Company’s allowance for loan losses was $4.7 million, a decrease of $0.5 million from $5.2 million at September 30, 2010.  During the six months ended March 31, 2011 the Company recorded a provision for loan losses of $0.2 million.

During the six months ended March 31, 2011, the Company recorded a retail bank provision in the amount of $0.3 million due to increases in the general reserves and in the historical loss rates for commercial real estate and multi-family loans.

During the three months ended March 31, 2011, the Company recorded a provision for loan losses in the amount of $0.2 million, consisting of a negative provision of $0.1 million related to the discontinuance of the MPS iAdvance loan program and a provision of $0.3 million primarily related to increases in non-performing loans.  The Company’s total net charge-offs for the three and six months ended March 31, 2011 were $0.2 million and $0.7 million, respectively.  Further discussion of this change in the allowance is included in “Financial Condition - Non-performing Assets and Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three and six months ended March 31, 2011 and 2010 is presented below.

Three Months Ended March 31,	2011	2010
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$2,747	$5,174

Basic EPS
Weighted average common shares outstanding	3,115,640	2,942,383
Less weighted average unallocated ESOP and nonvested shares	(1,667)	(3,334)
Weighted average common shares outstanding	3,113,973	2,939,049

Earnings Per Common Share
Basic	$0.88	$1.76

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,113,973	2,939,049
Add dilutive effect of assumed exercises of stock options, net of tax benefits	1,896	33,710
Weighted average common and dilutive potential common shares outstanding	3,115,869	2,972,759

Earnings Per Common Share
Diluted	$0.88	$1.74

Six Months Ended March 31,	2011	2010
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$3,468	$6,366

Basic EPS
Weighted average common shares outstanding	3,113,756	2,788,866
Less weighted average unallocated ESOP and nonvested shares	(1,667)	(3,334)
Weighted average common shares outstanding	3,112,089	2,785,532

Earnings Per Common Share
Basic	$1.11	$2.29

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,112,089	2,785,532
Add dilutive effect of assumed exercises of stock options, net of tax benefits	—	36,630
Weighted average common and dilutive potential common shares outstanding	3,112,089	2,822,162

Earnings Per Common Share
Diluted	$1.11	$2.26

Stock options totaling 364,478 and 364,907 were not considered in computing diluted EPS for the three and six months ended March 31, 2011, respectively, because they were not dilutive.  Stock options totaling 363,464 and 348,014 were not considered in computing diluted EPS for the three and six months ended March 31, 2010, respectively, because they were not dilutive.  The calculation of the diluted EPS for the six months ended March 31, 2011 does not reflect the assumed exercise of 6,028 stock options because the effect would have been anti-dilutive for the period.

NOTE 5.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities at March 31, 2011 and September 30, 2010 are presented below.

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
		(Dollars in Thousands)
March 31, 2011
Debt securities
Trust preferred and corporate securities	$24,971	$150	$(5,758)	$19,363
Obligations of states and political subdivisions	4,460	93	(80)	4,473
Mortgage-backed securities	596,885	7,254	(2,186)	601,953
Total debt securities	$626,316	$7,497	$(8,024)	$625,789

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
		(Dollars in Thousands)
September 30, 2010
Debt securities
Trust preferred and corporate securities	$25,466	$7	$(7,922)	$17,551
Obligations of states and political subdivisions	3,769	155	(8)	3,916
Mortgage-backed securities	475,026	10,671	(312)	485,385
Total debt securities	$504,261	$10,833	$(8,242)	$506,852

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2011 and September 30, 2010 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
March 31, 2011
Debt securities
Trust preferred and corporate securities	$—	$—	$19,063	$(5,758)	$19,063	$(5,758)
Obligations of states and political subdivisions	1,836	(80)	—	—	$1,836	$(80)
Mortgage-backed securities	213,377	(2,186)	—	—	213,377	(2,186)
Total debt securities	$215,213	$(2,266)	$19,063	$(5,758)	$234,276	$(8,024)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
September 30, 2010
Debt securities
Trust preferred and corporate securities	$—	$—	$17,551	$(7,922)	$17,551	$(7,922)
Obligations of states and political subdivisions	1,110	(8)	—	—	1,110	(8)
Mortgage-backed securities	67,227	(312)	—	—	67,227	(312)
Total debt securities	$68,337	$(320)	$17,551	$(7,922)	$85,888	$(8,242)

The Company’s management reviews the status and potential other than temporary impairment of the trust preferred securities on a monthly basis.  In its review, management discusses duration of unrealized losses and reviews credit rating changes.  Other factors, but not necessarily all, considered are: that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the condition of the five banks listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

At March 31, 2011, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at March 31, 2011.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

At March 31, 2011 and September 30, 2010, the Company had outstanding commitments to originate and purchase loans and unused lines of credit totaling $35.2 million and $37.8 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At March 31, 2011, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

Lawsuits against MetaBank involving the sale of purported MetaBank certificates of deposit continue to be addressed.  In all, nine cases have been filed to date, and of those nine, three have been dismissed, and four have been settled for payments that the Company deemed reasonable under the circumstances, including the costs of litigation.  Of the two remaining cases, one is a class action case.  On May 5, 2010, in that class action, Guardian Angel Credit Union v. MetaBank et al., Case No. 08-cv-261-PB (USDC, District of NH), the court granted the plaintiff’s motion to certify the class.  Additionally, a lawsuit relating to this matter has been filed by Airline Pilots Assoc Federal Credit Union in the Iowa District court for Polk County, Case No. CL-118792.  The underlying matter was first disclosed in the Company’s quarterly report for the period ended December 31, 2007, which stated that an employee of the Bank had sold fraudulent CDs for her own benefit.  The unauthorized and illegal actions of the employee have since prompted a number of demands and lawsuits seeking recovery on the fraudulent CDs to be filed against the Bank, which have been disclosed in subsequent filings.  The employee was prosecuted, convicted and, on June 2, 2010, sentenced to more than seven years in federal prison and ordered to pay more than $4 million in restitution.  Notwithstanding the nature of her crimes, which were unknown by the Bank and its management, plaintiffs in the two remaining cases seek to impose liability on the Bank under a number of legal theories with respect to the remaining $3.6 million of fraudulent CDs that were issued by the former employee.  The Bank and its insurer, which has assumed defense of the action and which is advancing defense costs subject to a reservation of rights, continue to vigorously contest liability in the remaining actions.  The Company’s estimate of a range of possible losses is approximately $0 to $0.4 million as of the filing date of this report.

Cedar Rapids Bank & Trust Company v MetaBank, Case No. LACV007196.  In a separate matter, on November 3, 2009, Cedar Rapids Bank & Trust Company (“CRBT”) filed a Petition against MetaBank in the Iowa District Court in and for Linn County claiming an unspecified amount of money damages against MetaBank arising from CRBT’s participation in loans originated by MetaBank to companies owned or controlled by Dan Nelson.  The complaint states that the Nelson companies eventually filed for bankruptcy and the loans, including CRBT’s portion, were not fully repaid.  Under a variety of theories, CRBT claims that MetaBank had material negative information about Dan Nelson, his companies and the loans that it did not share with CRBT prior to CRBT taking a participation interest.  MetaBank believes that CRBT’s loss of principal was limited to approximately $0.2 million, and in any event intends to vigorously defend the case.   The Company’s estimate of a range of losses is approximately $0 to $0.2 million as of the filing date of this report.

In re Meta Financial Group, Inc., Securities Litigation, No. 10-4108-MWB.  In October and November, 2010, former stockholders Thirumalesh Bhat and Alaa M. Elgaouni filed separate purported class action lawsuits in the United States District Court for the Northern District of Iowa against the Company and  certain of its officers alleging violations of certain federal securities laws.  The lawsuits, which purport to be brought on behalf of those who purchased the Company's stock between May 14, 2009 and October 15, 2010, allege that the Company and the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements allegedly made during this period by the Company and its officers.  On December 15, 2010, Mr. Bhat voluntarily dismissed his complaint.  In the remaining matter, renamed by the Court as In re Meta Financial Group, Inc., Securities Litigation, former stockholder Eden Partnership was named lead plaintiff on January 12, 2011.  On April 11, 2011 Defendants moved to dismiss all claims against them.  Briefing on Defendants' motion is expected to be complete by May 30, 2011 and a ruling by the Court on Defendants' motion to dismiss is expected some time thereafter.  All discovery is stayed during pendency of Defendants' motion to dismiss pursuant to provisions of the Private Securities Litigation Reform Act of 1995. The complaint does not specify an amount of damages sought. The Company denies the allegations in the complaint and intends to vigorously pursue its defense.  An estimate of the Company’s possible loss cannot be made because of the early stage of the litigation.

There have been three lawsuits recently filed in 2011 concerning automated teller machines sponsored by MetaBank, each of which involves claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act:  Nicholas Martin, on behalf of himself and a class, v. Automated Financial, LLC, MetaBank, and Does 1-5, Case No. 1:11-cv-00525, filed in the United States District Court for the Northern District of Illinois; Ulysse Louisma, individually and on behalf of all others similarly situated, v. Automated Financial, LLC, and MetaBank, d/b/a Meta Payment Systems, a division of MetaBank, Case No. 1:11-cv-02104, filed in the United States District Court for the Northern District of Illinois; and Jordan Rosenfeld, individually and on behalf of all others similarly situated, v. MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 3:11-cv-00779-W, filed in the United States District Court for the Southern District of California. The Martin case has already been dismissed voluntarily by the Plaintiff.  The Company denies liability in the Louisma and Rosenfeld matters, and will contest these lawsuits with the ATM operators, Automated Financial LLC (in the Louisma matter) and Swipe USA, LLC (in the Rosenfeld matter), which are each obligated to indemnify the Company for losses, costs and expenses in these matters.  The Company’s possible loss cannot be estimated at this stage of the litigation because the extent of the Company’s indemnification by Automated Financial, LLC is unknown.

Patrick Finn and Light House Management Group, Inc. as Receiver for First United Funding, LLC and Corey N. Johnson v. MetaBank etal, Case 5:11-cv-04041.  On May 4, 2011, Patrick Finn and Light House Management Group, Inc. as Receivers for First United Funding, LLC and Corey N. Johnson (“Receivers”) filed a Complaint against MetaBank in the United States District Court for the Northern District of Iowa requesting judgment avoiding approximately $1.5 million of transfers that allegedly resulted in a profit to MetaBank arising from MetaBank’s participation in loans originated by First United Funding, LLC.  Similar complaints have been filed by the Receivers against other lenders who purchased participation interests in the same or similar loans originated by First United Funding, LLC.  The complaint states that First United Funding, LLC and Corey N. Johnston were involved in a criminal enterprise to defraud creditors.  Under a variety of theories, Receivers claim that loan repayments to MetaBank constitute fraudulent transfers and MetaBank was unjustly enriched to the detriment of these creditors.  MetaBank intends to vigorously defend the case.   An estimate of the Company’s possible loss cannot be made as of the filing date because of the early stage of the dispute.

See Note 12 – OTS Supervisory Directive and Related Matters and Item 1. “Business – Bank Supervision and Regulation – OTS Supervisory Directives and Related Matters” of our Annual Report on Form 10-K for the year ended September 30, 2010 for a discussion of existing OTS enforcement matters and future corrective actions.  As discussed in Note 12, because of the stage of discussions with the OTS, an estimate of the Company’s possible loss cannot be made as of the filing date of this report.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the program manager, and has received an arbitration award against the processor.  That arbitration has been entered as a judgment in the State of South Dakota, which judgment has been transferred to Florida for garnishment proceedings against the processor and its insurer.  The Company’s possible loss cannot be estimated because of the uncertainty of the amount of indemnification which may be collected by the Company and the Company’s insurance coverage.

Certain corporate clients of an unrelated company named Springbok Services, Inc. requested through counsel a mediation as a means of reaching a settlement in lieu of commencing litigation against MetaBank.  The results of that mediation have not led to a settlement.  These claimants purchased MetaBank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy.  As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards which had been purchased were never activated or funded.  Counsel for these companies have indicated that they are prepared to assert claims totaling approximately $1.5 million against MetaBank based on principal/agency or failure to supervise theories.  The Company denies liability with respect to these claims.  An estimate of the Company’s possible loss cannot be estimated because of the early stage of the dispute and the extent of the Company’s insurance coverage.

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

A summary of option activity for the six months ended March 31, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2010	490,993	$23.39	6.49	$4,579
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,000)	23.05
Options outstanding, March 31, 2011	489,993	$23.39	5.99	$210

Options exercisable, March 31, 2011	454,793	$23.34	5.97	$156

A summary of nonvested share activity for the six months ended March 31, 2011 is presented below:

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2010	1,667	$24.43
Granted	1,050	31.79
Vested	(1,050)	31.79
Forfeited or expired	—	—
Nonvested shares outstanding, March 31, 2011	1,667	$24.43

At March 31, 2011, stock based compensation expense not yet recognized in income totaled $94,000 which is expected to be recognized over a weighted average remaining period of 0.91 years.

NOTE 8.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Traditional Banking, consists of its banking subsidiary, MetaBank.  The Bank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  MPS, the second reportable segment, provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, such as payroll programs, gift card programs, rebate programs, travel programs and tax related programs, sponsorship of ATMs into the debit networks and credit programs and ACH origination services.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and inter-segment eliminations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three and six months ended March 31, 2011 and 2010, respectively.

	Traditional Banking	Meta Payment Systems®	All Others	Total

Three Months Ended March 31, 2011
Interest income	$6,568	$3,012	$—	$9,580
Interest expense	1,008	40	115	1,163
Net interest income (loss)	5,560	2,972	(115)	8,417
Provision for loan losses	300	(86)	—	214
Non-interest income	1,137	18,320	13	19,470
Non-interest expense	5,274	17,875	102	23,251
Income (loss) before tax	1,123	3,503	(204)	4,422
Income tax expense (benefit)	431	1,327	(83)	1,675
Net income (loss)	$692	$2,176	$(121)	$2,747

Inter-segment revenue (expense)	$2,584	$(2,584)	$—	$—
Total assets	310,905	870,443	2,055	1,183,403
Total deposits	219,460	828,332	(747)	1,047,045

	Traditional Banking	Meta Payment Systems®	All Others	Total

Three Months Ended March 31, 2010
Interest income	$5,944	$4,445	$(6)	$10,383
Interest expense	1,132	136	114	1,382
Net interest income (loss)	4,812	4,309	(120)	9,001
Provision for loan losses	2,000	7,478	—	9,478
Non-interest income	483	37,122	31	37,636
Non-interest expense	5,044	23,587	235	28,866
Income (loss) before tax	(1,749)	10,366	(324)	8,293
Income tax expense (benefit)	(673)	3,903	(111)	3,119
Net income (loss)	$(1,076)	$6,463	$(213)	$5,174

Inter-segment revenue (expense)	$2,577	$(2,577)	$—	$—
Total assets	384,032	596,918	960	981,910
Total deposits	210,725	570,898	(2,247)	779,376

	Traditional Banking	Meta Payment Systems®	All Others	Total

Six Months Ended March 31, 2011
Interest income	$13,164	$6,030	$6	$19,200
Interest expense	2,181	87	237	2,505
Net interest income (loss)	10,983	5,943	(231)	16,695
Provision for loan losses	300	(114)	—	186
Non-interest income	2,409	32,344	23	34,776
Non-interest expense	12,218	32,360	291	44,869
Income (loss) before tax	874	6,041	(499)	6,416
Income tax expense (benefit)	855	2,285	(192)	2,948
Net income (loss)	$19	$3,756	$(307)	$3,468

Inter-segment revenue (expense)	$4,888	$(4,888)	$—	$—
Total assets	310,905	870,443	2,055	1,183,403
Total deposits	219,460	828,332	(747)	1,047,045

	Traditional Banking	Meta Payment Systems®	All Others	Total

Six Months Ended March 31, 2010
Interest income	$11,608	$7,825	$14	$19,447
Interest expense	2,668	216	243	3,127
Net interest income (loss)	8,940	7,609	(229)	16,320
Provision for loan losses	3,100	11,069	—	14,169
Non-interest income	2,975	56,644	55	59,674
Non-interest expense	9,825	41,443	401	51,669
Income (loss) before tax	(1,010)	11,741	(575)	10,156
Income tax expense (benefit)	(389)	4,377	(198)	3,790
Net income (loss)	$(621)	$7,364	$(377)	$6,366

Inter-segment revenue (expense)	$4,952	$(4,952)	$—	$—
Total assets	384,032	596,918	960	981,910
Total deposits	210,725	570,898	(2,247)	779,376

The following tables present gross profit data for MPS for the three and six months ended March 31, 2011 and 2010, respectively.

Three Months Ended March 31,	2011	2010

Interest income	$3,012	$4,445
Interest expense	40	136
Net interest income	2,972	4,309

Provision for loan losses	(86)	7,478
Non-interest income	18,320	37,122
Card processing expense	8,120	14,095
Gross Profit	13,258	19,858

Other non-interest expense	9,755	9,492

Income from operations before tax	3,503	10,366
Income tax expense	1,327	3,903
Income from operations	$2,176	$6,463

Six Months Ended March 31,	2011	2010

Interest income	$6,030	$7,825
Interest expense	87	216
Net interest income	5,943	7,609

Provision for loan losses	(114)	11,069
Non-interest income	32,344	56,644
Card processing expense	13,343	22,447
Gross Profit	25,058	30,737

Other non-interest expense	19,017	18,996

Income from operations before tax	6,041	11,741
Income tax expense	2,285	4,377
Income from operations	$3,756	$7,364

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASC Topic 310), which modifies guidance for identifying restructurings of receivables that constitute a troubled debt restructuring (“TDR”).  Upon adoption, ASU 2011-02 requires retrospective application to all restructurings occurring during 2011 along with disclosure of certain additional information. The ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.  The Company will adopt ASU 2011-02 for the interim and annual period ending September 30, 2011.

NOTE 10. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system and expands disclosures about fair value measurement.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at March 31, 2011.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at March 31, 2011.

	Fair Value at March 31, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$625,789	$—	$625,789	$—

Fair Value at September 30, 2010

Investment securities available for sale	$506,852	$—	$506,852	$—

Included in securities available for sale are trust preferred securities as follows:

At March 31, 2011
Issuer(1)	Book Value	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,982	$3,754	$(1,228)	BB	Baa3
Huntington Capital Trust II SE	4,971	3,550	(1,421)	BB-	Ba1
Bank Boston Capital Trust IV(2)	4,964	3,850	(1,114)	BB+	Baa3
Bank America Capital III	4,952	3,850	(1,102)	BB+	Baa3
PNC Capital Trust	4,952	4,059	(893)	BBB	Baa2

Cascade Capital Trust I 144A(3)	150	300	150
Total	$24,971	$19,363	$(5,608)

(1)	Trust preferred securities are single-issuance. There are no known interest deferrals, defaults or excess subordination, except for Cascade Capital Trust I 144A.
(2)	Bank Boston was acquired by Bank of America.
(3)	Security not rated and in deferral of interest.

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

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis at March 31, 2011.

	Fair Value at March 31, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$933	$—	$933	$—
Loans	17,839	—	—	17,839
Total	$18,772	$—	$933	$17,839

	Fair Value at September 30, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$1,295	$—	$1,295	$—
Loans	13,919	—	—	13,919
Total	$15,214	$—	$1,295	$13,919

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at March 31, 2011 and September 30, 2010, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2011 and September 30, 2010.  The information presented is subject to change over time based on a variety of factors.

	March 31, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$158,708	$158,708	$87,503	$87,503
Securities available for sale	625,789	625,789	506,852	506,852
Loans receivable, net	330,084	338,019	366,045	369,301
FHLB stock	5,194	5,194	5,283	5,283
Accrued interest receivable	4,447	4,447	4,759	4,759

Financial liabilities
Noninterest bearing demand deposits	847,812	847,812	675,163	675,163
Interest bearing demand deposits, savings, and money markets	80,573	80,573	76,219	76,219
Certificates of deposit	118,660	120,514	146,072	148,490
Total deposits	1,047,045	1,048,899	897,454	899,872

Advances from FHLB	22,000	24,510	22,000	25,563
Securities sold under agreements to repurchase	11,787	11,787	8,904	8,904
Subordinated debentures	10,310	10,316	10,310	10,294
Accrued interest payable	241	241	392	392

Off-balance-sheet instruments, loan commitments	—	—	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2011 and September 30, 2010.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., and entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at March 31, 2011 and September 30, 2010.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates at March 31, 2011 and September 30, 2010 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED
DEBENTURES
The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market at March 31, 2011 and September 30, 2010 over the contractual maturity of such borrowings.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2011 and 2010 are as follows:

	Traditional Banking Goodwill	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total
		(Dollars in Thousands)

Balance as of September 30, 2010	$1,508	$1,078	$77	$2,663

Acquisitions during the period	—	112	—	112

Amortizations during the period	—	—	(77)	(77)

Write-offs during the period	(1,508)	—	—	(1,508)

Balance as of March 31, 2011	$—	$1,190	$—	$1,190

	Traditional Banking Goodwill	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total
		(Dollars in Thousands)

Balance as of September 30, 2009	$1,508	$707	$—	$2,215

Acquisitions during the period	—	313	230	543

Amortizations during the period	—	—	(38)	(38)

Balance as of March 31, 2010	$1,508	$1,020	$192	$2,720

The Company had no amortizable assets at March 31, 2011 and one amortizable intangible asset recorded at March 31, 2010.

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was an impairment to goodwill during the three months ended December 31, 2010.  The Company wrote-off $1.5 million of goodwill through the income statement during the three months ended December 31, 2010 due primarily to the decline in the stock price of the Company at that time.

NOTE 12.  OTS SUPERVISORY DIRECTIVES AND RELATED MATTERS

As described in the Company’s Form 10-K for the fiscal year ended September 30, 2010, the OTS had issued Supervisory Directives to the Bank based on the OTS’ assessment of the Bank’s third-party relationship risk, enterprise risk management, and rapid growth (in the MPS division) and had also advised that the OTS had determined that the Bank engaged in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act and the OTS Advertising Regulation in connection with the Bank’s operation of the iAdvance line of credit program.

Related to these enforcement actions, we previously disclosed that the OTS advised the Company and the Bank that the OTS:

•	is presently preparing a Cease and Desist Order for presentation to each of the Company and the Bank,

•	will require the Bank to reimburse iAdvance customers in an amount to be determined, and

•	is currently considering the need to assess civil money penalties against the Bank.

As also previously disclosed, the Company and the Bank have been cooperating with the OTS to correct those aspects of our operations that have been determined by OTS to be deficient, and believe we have made substantial progress. The Company and the Bank are discussing the terms of the Cease and Desist Orders as well as the reimbursement with the OTS in connection with the OTS’ final determinations. If the Company and the Bank enter into Stipulations and Consents to Issuance of Orders to Cease and Desist (the “Cease and Desist Orders"), we expect that the Cease and Desist Orders will include provisions, among others, which will require the Company and the Bank to submit to the OTS various management and compliance plans and programs to address the matters identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital and require OTS non-objection for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt. With respect to these future OTS actions, we cannot predict responses by our customers or program managers or whether there will be a material effect on our results of operations or financial condition, although legal and compliance costs of the Company and the Bank have increased and may remain at elevated levels.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”, the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the scope of restrictions and compliance requirements and penalties of enforcement actions that are related to the OTS supervisory directives in August, October and December of 2010 and any other such actions which may be initiated; the impact of changes in financial services’ laws and regulations; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2011, compared to September 30, 2010, and the consolidated results of operations for the three and six months ended March 31, 2011 and 2010. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2010.

CORPORATE DEVELOPMENTS AND OVERVIEW

MPS 2011 second quarter net income was $2.2 million compared to $6.5 million in the 2010 quarter.  While non-interest income decreased by $18.8 million in 2011, expenses and loan loss provision expense declined by $13.4 million.  The change in this quarter compared to the 2010 quarter was primarily due to the discontinuance of iAdvance in October 2010 and certain income tax-related  programs previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010. See Note 12 of the “Notes to Condensed Consolidated Financial Statements,” which is included in Part I. Financial Information of this Report for an update on the OTS Supervisory Directives and Related Matters.

The traditional bank segment focuses primarily on establishing lending and deposit relationships with commercial accounts and consumers.  The bank currently operates 12 retail banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa.  Retail bank checking balances continued to grow from $42.4 million at March 31, 2010 to $54.5 million, or 29%, at March 31, 2011.  During the six months ended March 31, 2011, the traditional bank segment recognized a goodwill impairment charge of $1.5 million due primarily to the decline in stock price of the Company at that time. The original goodwill asset represented the excess of acquisition costs over the fair value of the net assets acquired in an earlier bank acquisition.  Excluding the charge, the traditional bank net income was $1.6 million for the six months ended March 31, 2011.

FINANCIAL CONDITION

At March 31, 2011, the Company’s assets grew by $153.6 million, or 14.9%, to $1.2 billion compared to $1.0 billion at September 30, 2010.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed securities available for sale and to a lesser extent cash and cash equivalents, offset in part by a decrease in the Company’s net loans receivable.

Total cash and cash equivalents were $158.7 million at March 31, 2011, an increase of $71.2 million from $87.5 million at September 30, 2010.  The growth primarily was the result of the Company’s additional liquidity due to seasonal deposits generated by MPS from existing programs.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB and the FRB.  Federal funds sold deposits may be maintained at the FHLB.  At March 31, 2011, the Company did not have any federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $118.9 million, or 23.5%, to $625.8 million at March 31, 2011, as purchases exceeded investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During the six month period ended March 31, 2011, the Company purchased $237.7 million of mortgage-backed securities with average lives of five years or less and stated maturities of 30 years or less.

The Company’s portfolio of net loans receivable decreased $35.9 million, or 9.8%, to $330.1 million at March 31, 2011.  All loan categories decreased to lower demand in the Company’s markets and a reduction in the level of purchased loans.

Goodwill and intangible assets decreased $1.5 million, or 55.3%, to $1.2 million at March 31, 2011.  Based upon the Company’s periodic goodwill impairment testing, it was determined that the Traditional Bank goodwill was impaired.  The Company wrote-off the entire amount of $1.5 million during the first quarter of fiscal 2011 due primarily to the decline in stock price of the Company at that time.

Other assets increased by $2.4 million, or 22.6%, to $12.8 million at March 31, 2011.  This increase primarily relates to an increase in deferred taxes of $1.5 million resulting from the unfavorable change in unrealized gain on the Company’s securities available for sale portfolio.

Total deposits increased $149.6 million, or 16.7%, to $1.0 billion at March 31, 2011.  The Company continues to grow its low- and no-cost deposit portfolio.  Deposits attributable to MPS were up $173.1 million, or 26.4%, at March 31, 2011, as compared to September 30, 2010.  This increase results from growth in prepaid card programs and seasonal activity.  Offsetting the above increases was a $27.4 million decrease in certificates of deposits primarily related to a decrease in public funds.

Total borrowings increased $2.9 million, or 7.0%, from $41.2 million at September 30, 2010 to $44.1 million at March 31, 2011 and is primarily due to the growth of deposits.

At March 31, 2011, the Company’s shareholders’ equity totaled $72.9 million, up $0.9 million from $72.0 million at September 30, 2010.  The increase was related to net income and was partially offset by an unfavorable change in the accumulated other comprehensive loss on the Company’s securities available for sale portfolio and, to a lesser extent, by the payment of dividends on the Company’s common stock (see “Results of Operations” below).  At March 31, 2011, the Bank continues to exceed all regulatory requirements for classification as a well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at March 31, 2011 adequately reflects potential risks related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	March 31, 2011	September 30, 2010
	(Dollars in Thousands)
Non-Performing Loans

Non-Accruing Loans:
1-4 Family	$107	$39
Commercial & Multi Family	7,887	4,137
Agricultural Real Estate	1,383	2,650
Consumer	—	—
Agricultural Operating	—	400
Commercial Business	95	241
Total	9,472	7,467

Accruing Loans Delinquent 90 Days or More
1-4 Family	80	404
Commercial & Multi Family	7,540	257
Consumer	43	124
Total	7,663	785

Total Non-Performing Loans	17,135	8,252

Other Assets

Non-Accruing Investments:
Trust Preferred Securities	150	150
Total	150	150

Foreclosed Assets:
1-4 Family	119	143
Commercial & Multi Family	515	606
Consumer	—	—
Commercial Business	299	546
Total	933	1,295

Total Other Assets	1,083	1,445

Total Non-Performing Assets	$18,218	$9,697
Total as a Percentage of Total Assets	1.54%	0.94%

The increase in non-performing loans primarily relates to four commercial relationships.  Three of the four have now been placed on a revised payment plan and are abiding by those terms.

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

On the basis of management’s review of its loans and other assets, at March 31, 2011, the Company had classified a total of $26.9 million of its assets as substandard, $1.9 million as doubtful and none as loss.  This compares to classifications at September 30, 2010 of $33.1 million as substandard, $2.1 million as doubtful and none as loss.  At March 31, 2011, $10.0 million out of a total of $26.9 million of substandard assets is attributable to the trust preferred securities.  See Note 10 to the Notes to Condensed Consolidated Financial Statements.

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

At March 31, 2011, the Company has established an allowance for loan losses totaling $4.7 million compared to $5.2 million at September 30, 2010.  A reduction in balances in the MPS loan portfolio is due to the discontinuance of iAdvance in October 2010 and tax-related loan programs which resulted in a lower allowance for loan loss.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2011 reflects an adequate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance at both March 31, 2011 and September 30, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Intangible Assets.   Intangible assets include patents filed by the MPS Division.  Intangible assets are tested annually for impairment or more often if conditions indicate a possible impairment.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate future cash flows, risk-adjusted discount rates, future economic and market conditions, comparison of the Company’s market value to book value and determination of appropriate market comparables.  Actual future results may differ from those estimates.

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

During the six months ended March 31, 2011, an impairment charge recognized in earnings related to goodwill was $1.5 million due primarily to the decline in stock price of the Company during the first fiscal quarter of 2011.

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

RESULTS OF OPERATIONS

General.  The Company recorded net income of $2.7 million, or $0.88 per diluted share, for the three months ended March 31, 2011 compared to net income of $5.2 million, or $1.74 per diluted share, for the same period in fiscal year 2010.  The change in net income in the current period compared to the second quarter in fiscal 2010 was primarily due to a decrease in non-interest income of $18.2 million which was partially offset by a decrease in the provision for loan losses of $9.3 million and a decrease in non-interest expense of $5.6 million.

The Company recorded net income of $3.5 million, or $1.11 per diluted share, for the six months ended March 31, 2011 compared to $6.4 million, or $2.26 per diluted share, for the same period in fiscal year 2010.  Net earnings for the six month period ended March 31, 2011 were primarily impacted by the aforementioned factors and an increase in goodwill impairment for the six months ended March 31, 2011 of $1.5 million.

Net Interest Income.  Net interest income for the 2011 fiscal second quarter decreased by $0.6 million, or 6.5%, to $8.4 million from $9.0 million for the same period in the prior fiscal year.  Net interest margin decreased to 2.97% for the second quarter of 2011 as compared to 3.66% for the same period in 2010.  Overall, asset yields declined by 84 basis points due primarily to a change in asset mix to more government guaranteed mortgage-backed securities.  Our government guaranteed mortgage-backed securities comprise 48% of average interest earning assets compared to 38% one year ago.  Additionally, the prior year quarter also included the effect of tax-related loans which were not present for the current year quarter.

Overall, rates on all deposits and interest-bearing liabilities decreased by 16 basis points from 0.58% in the 2010 quarter to 0.42% in 2011.  At March 31, 2011, low- and no-cost checking deposits represented 88% of total deposits compared to 83% one year earlier.  The increase was driven by growth of $257.4 million, or 45%, in deposits generated by MPS at March 31, 2011 as compared to one year earlier.

For the six months ended March 31, 2011, net interest income was $16.7 million compared to $16.3 million for the same period in the prior fiscal year.  Contributing to this increase was a 25 basis point decrease in rates paid on interest-bearing liabilities, a $27.6 million reduction in the average balances of interest-bearing liabilities, and a 14% increase in earning assets.  These were partially offset by asset yields that decreased 57 basis points, in part, due to faster prepayment speeds in the Company’s mortgage-backed securities portfolio as compared to the prior fiscal year.

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

Three Months Ended March 31,		2011			2010
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$345,310	$4,909	5.77%	$428,073	$7,376	6.99%
Mortgage-backed securities	549,802	4,433	3.27%	378,884	2,827	3.03%
Other investments and fed funds sold	254,879	238	0.38%	191,585	180	0.38%
Total interest-earning assets	1,149,991	$9,580	3.38%	998,542	$10,383	4.22%
Non-interest-earning assets	51,407			42,720
Total assets	$1,201,398			$1,041,262

Non-interest bearing deposits	$877,061	$—	0.00%	$716,826	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	34,352	106	1.25%	19,126	45	0.95%
Savings	11,073	10	0.37%	10,362	9	0.35%
Money markets	35,053	63	0.73%	34,900	72	0.84%
Time deposits	112,887	574	2.06%	126,937	823	2.63%
FHLB advances	28,021	287	4.15%	40,289	309	3.11%
Other borrowings	16,425	123	3.04%	18,065	124	2.78%
Total interest-bearing liabilities	237,811	1,163	1.98%	249,679	1,382	2.24%
Total deposits and interest-bearing liabilities	1,114,872	$1,163	0.42%	966,505	$1,382	0.58%
Other non-interest bearing liabilities	16,332			18,484
Total liabilities	1,131,204			984,989
Shareholders’ equity	70,194			56,273
Total liabilities and shareholders’ equity	$1,201,398			$1,041,262
Net interest income and net interest rate spread including non-interest bearing deposits		$8,417	2.96%		$9,001	3.64%

Net interest margin			2.97%			3.66%

Six Months Ended March 31,		2011			2010
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$352,730	$10,356	5.89%	$419,204	$14,101	6.75%
Mortgage-backed securities	511,709	8,351	3.27%	359,204	4,982	2.78%
Other investments and fed funds sold	206,452	493	0.48%	156,996	364	0.46%
Total interest-earning assets	1,070,891	$19,200	3.60%	935,404	$19,447	4.17%
Non-interest-earning assets	69,078			46,109
Total assets	$1,139,969			$981,513

Non-interest bearing deposits	$781,686	$—	0.00%	$629,115	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,896	239	1.46%	17,689	66	0.75%
Savings	10,917	20	0.37%	10,151	17	0.34%
Money markets	34,613	132	0.76%	35,167	148	0.84%
Time deposits	121,865	1,251	2.06%	134,261	1,806	2.70%
FHLB advances	39,418	610	3.10%	58,211	814	2.80%
Other borrowings	16,851	253	3.01%	28,650	276	1.93%
Total interest-bearing liabilities	256,560	2,505	1.96%	284,129	3,127	2.21%
Total deposits and interest-bearing liabilities	1,038,246	$2,505	0.48%	913,244	$3,127	0.69%
Other non-interest bearing liabilities	16,503			15,282
Total liabilities	1,054,749			928,526
Shareholders’ equity	85,220			52,987
Total liabilities and shareholders’ equity	$1,139,969			$981,513
Net interest income and net interest rate spread including non-interest bearing deposits		$16,695	3.12%		$16,320	3.48%

Net interest margin			3.13%			3.50%

Provision for Loan Loss.  The Company recognized a provision for loan losses in the second quarter of fiscal year 2011 of $0.2 million compared to a provision of $9.5 million for the same period in the prior fiscal year. The decline in this quarter was primarily due to the discontinuance of the iAdvance in October 2010 and tax-related loan programs in the MPS segment and adequate coverage for the traditional bank segment as it concerns the allowance for loan losses and non-performing assets.

For the six months ended March 31, 2011, the Company recorded a provision of $0.2 million compared to a provision of $14.2 million for the same period in the prior fiscal year due to the aforementioned factors.  Also see Note 3 to the Notes to Condensed Consolidated Financial Statements and “Financial Condition - Non-performing Assets and Allowance for Loan Losses” herein for further discussion.

Non-Interest Income.  Non-interest income decreased by $18.1 million, or 48.3%, to $19.5 million from $37.6 million in the prior fiscal year second quarter.  Fees earned on MPS-related programs were $18.4 million for the second quarter of fiscal year 2011, compared to $37.1 million for the same quarter in fiscal year 2010.  The decline in this quarter was primarily due to the discontinuance of the iAdvance and certain tax-related programs in the MPS segment.  For the six months ended March 31, 2011, non-interest income decreased by $24.9 million, or 41.7%, to $34.8 million from $59.7 million for the same period in the prior fiscal year.  Fees earned on prepaid debit cards, income tax-related programs and other payment systems products and services were $32.5 million for the six months ended March 31, 2011, compared to $56.7 million for the same period in fiscal year 2010.

In addition, the Bank sold mortgage-backed securities resulting in a 2011 fiscal second quarter gain on sale of available for sale securities in the amount of $0.6 million and sold no securities in the prior fiscal year second quarter.  For the six months ended March 31, 2011 and 2010, the Bank sold mortgage-backed securities resulting in a gain on sale of available for sale securities in the amount of $1.2 million and $1.9 million, respectively.

Non-Interest Expense.  Non-interest expense decreased by $5.6 million, or 19.5%, to $23.3 million for the second quarter of fiscal year 2011 from $28.9 million for the same quarter in fiscal year 2010.  Non-interest expense decreased by $6.8 million, or 13.2%, to $44.9 million for the six months ended March 31, 2011 from $51.7 million for the same period in fiscal year 2010.

The reduction was primarily attributable to a reduction in card processing expense, which declined $6.0 million from $14.1 million in the second quarter of fiscal year 2010 to $8.1 million in the current quarter due to the discontinuance of the iAdvance and tax-related programs that were previously disclosed in the Company’s Form 8-K filings on October 12 and October 18, 2010.  For the six months ended March 31, 2011, card processing expense totaled $13.3 million, compared to $22.4 million for the same period in the prior fiscal year.

Compensation expense decreased $0.7 million to $8.2 million for the three months ended March 31, 2011 as compared to $8.9 million for the same period in fiscal 2010.  For the six months ended March 31, 2011, compensation expense totaled $16.0 million, compared to $17.5 million for the same period in the prior fiscal year.  Overall staffing is 2% lower than at March 31, 2010.

Goodwill impairment expense increased for the six months ended March 31, 2011 by $1.5 million due to the traditional bank segment’s write off of goodwill due to impairment related primarily to the recent decline in stock price of the company.  This write off occurred in the quarter ended December 31, 2010.  There was no goodwill impairment expense due to impairment in the six months ended March 31, 2010.

On December 9, 2010, the Bank discovered that two wire transfers in the amount of approximately $1.1 million had been fraudulently initiated several days before through identify theft.  The Bank recorded a loss of $0.6 million at December 31, 2010.  After investigation, in March 2011, the Bank established a bond insurance receivable of $0.5 million for the balance of the fraud.

Income Tax Expense. Income tax expense for the second quarter of fiscal year 2011 was $1.7 million, or an effective tax rate of 37.9%, compared to $3.1 million, or an effective tax rate of 37.6%, for the same period in the prior fiscal year.  For the six months ended March 31, 2011, the Company recorded an income tax expense in the amount of $2.9 million, or an effective tax rate of 45.9%, compared to $3.8 million, or an effective tax rate of 37.3% for the same period in the prior fiscal year.  The Company’s recorded income tax expense and the effective tax rate was impacted by permanent differences between book and taxable income primarily related to the write off of goodwill of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment activities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows, prepayments on mortgage-backed securities and early loan repayments are influenced by the level of interest rates, general economic conditions, and competition.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2011, the Company had commitments to originate and purchase loans and unused lines of credit totaling $35.2 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank’s actual capital and required capital amounts and ratios at March 31, 2011 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At March 31, 2011	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$79,890	6.76%	$17,726	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	79,890	6.76	47,269	4.00		59,086	5.00
Tier 1 (core) capital (to risk-weighted assets)	79,890	18.43	17,337	4.00		26,006	6.00
Total risk-based capital (to risk-weighted assets)	84,631	19.53	34,674	8.00		43,343	10.00

See Note 12 of the “Notes to Condensed Consolidated Financial Statements,” which is included in Part I. Financial Information of this Report for an update on the OTS Supervisory Directives and Related Matters related to OTS enforcement actions which could materially adversely affect the capital resources of the Company and the Bank.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At March 31, 2011, the Bank exceeded all requirements for the well capitalized category.

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

The Board of Directors, as well as the OTS, has established limits on the level of acceptable interest rate risk for the Bank.  There can be no assurance, however, that, in the event of an adverse change in interest rates, the Company’s efforts to limit interest rate risk will be successful.

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

Presented below, at March 31, 2011 and September 30, 2010, is an analysis of the Company’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for March 31, 2011 and September 30, 2010 due to the extremely low rate environment.  At both March 31, 2011 and September 30, 2010, the Company’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors.  At March 31, 2011, the Bank’s interest rate risk profile was within the limits set forth by the OTS.

March 31, 2011				September 30, 2010
		Estimated Increase				Estimated Increase
	Estimated	(Decrease) in NPV			Estimated	(Decrease) in NPV
Change in	NPV			Change in	NPV
Interest Rates	Amount	Amount	Percent	Interest Rates	Amount	Amount	Percent
	(Dollars in Thousands)				(Dollars in Thousands)
Basis Points				Basis Points
+200 bp	105,519	(13,181)	-11.10%	+200 bp	79,622	7,624	10.59%
+100 bp	115,841	(2,859)	-2.41%	+100 bp	83,851	11,853	16.46%
—	118,700	—	—	—	71,998	—	—

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.	Legal Proceedings – See “Legal Proceedings” of Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

META FINANCIAL GROUP, INC.

Date: May 10, 2011	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date: May 10, 2011	By:	/s/ David W. Leedom
David W. Leedom, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.