Form 10-Q
period 2011-06-30
META FINANCIAL GROUP INC
filed 2011-08-05
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  0-22140

META FINANCIAL GROUP, INC. ®
(Exact name of registrant as specified in its charter)

Delaware	42-1406262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 East Fifth Street, Storm Lake, Iowa  50588
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

Large accelerated filer    ☐ Accelerated filer   ☐   Non-accelerated filer   ☐ Smaller Reporting Company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 4, 2011:
Common Stock, $.01 par value	3,117,363 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share and Per Share Data) (Unaudited)

ASSETS	June 30, 2011	September 30, 2010

Cash and cash equivalents	$65,210	$87,503
Investment securities available for sale	27,017	21,467
Mortgage-backed securities available for sale	602,091	485,385
Loans receivable - net of allowance for loan losses of $4,882 at June 30, 2011 and $5,234 at September 30, 2010	312,328	366,045
Federal Home Loan Bank Stock, at cost	5,404	5,283
Accrued interest receivable	4,230	4,759
Bond insurance receivable	4,192	3,683
Premises, furniture, and equipment, net	17,742	19,377
Bank-owned life insurance	14,191	13,796
Foreclosed real estate and repossessed assets	2,460	1,295
Goodwill and intangible assets	1,408	2,663
MPS accounts receivable	6,881	8,085
Other assets	11,326	10,425

Total assets	$1,074,480	$1,029,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$730,896	$675,163
Interest-bearing checking	33,899	29,976
Savings deposits	11,713	10,821
Money market deposits	34,827	35,422
Time certificates of deposit	117,254	146,072
Total deposits	928,589	897,454
Advances from Federal Home Loan Bank	21,000	22,000
Securities sold under agreements to repurchase	9,682	8,904
Subordinated debentures	10,310	10,310
Accrued interest payable	247	392
Contingent liability	4,015	3,983
Accrued expenses and other liabilities	22,573	14,679
Total liabilities	996,416	957,722

SHAREHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value; 5,200,000 shares authorized, 3,372,999 shares issued, 3,117,363 and 3,111,413 shares outstanding at June 30, 2011 and September 30, 2010, respectively	34	34
Additional paid-in capital	32,432	32,381
Retained earnings - substantially restricted	43,707	42,475
Accumulated other comprehensive income	6,213	1,599
Treasury stock, 255,636 and 261,586 common shares, at cost, at June 30, 2011 and September 30, 2010, respectively	(4,322)	(4,445)
Total shareholders’ equity	78,064	72,044

Total liabilities and shareholders’ equity	$1,074,480	$1,029,766

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

Interest and dividend income:
Loans receivable, including fees	$4,538	$5,523	$14,894	$19,624
Mortgage-backed securities	5,232	4,393	13,583	9,375
Other investments	210	198	703	562
	9,980	10,114	29,180	29,561
Interest expense:
Deposits	732	939	2,374	2,976
FHLB advances and other borrowings	421	517	1,284	1,607
	1,153	1,456	3,658	4,583

Net interest income	8,827	8,658	25,522	24,978

Provision for loan losses	(161)	609	25	14,778

Net interest income after provision for loan losses	8,988	8,049	25,497	10,200

Non-interest income:
Card fees	8,272	18,206	40,738	74,866
Deposit fees	144	191	488	585
Bank-owned life insurance income	132	132	395	394
Loan fees	69	68	355	246
Gain on sale of securities available for sale, net	-	239	1,158	2,093
Other income	91	(43)	350	283
Total non-interest income	8,708	18,793	43,484	78,467

Non-interest expense:
Compensation and benefits	7,158	7,500	23,142	25,032
Card processing expense	5,898	8,060	19,241	29,897
Occupancy and equipment expense	2,166	1,995	6,376	6,229
Legal and consulting expense	974	521	3,724	2,405
Marketing	251	384	923	1,593
Data processing expense	272	756	818	1,306
Goodwill impairment	-	-	1,508	-
Other expense	2,593	1,943	8,449	6,366
Total non-interest expense	19,312	21,159	64,181	72,828

Income (loss) before income tax expense (benefit)	(1,616)	5,683	4,800	15,839

Income tax expense (benefit)	(596)	2,145	2,352	5,935

Net income (loss)	$(1,020)	$3,538	$2,448	$9,904

Earnings (loss) per common share:
Basic	$(0.33)	$1.15	$0.79	$3.44
Diluted	$(0.33)	$1.11	$0.79	$3.37

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

Net income (loss)	$(1,020)	$3,538	$2,448	$9,904

Other comprehensive income:
Change in net unrealized gains on securities available for sale	10,579	8,498	6,303	5,196
Gains realized in net income	-	239	1,158	2,093
	10,579	8,737	7,461	7,289
Deferred income tax effect	4,039	3,259	2,847	2,719
Total other comprehensive income	6,540	5,478	4,614	4,570
Total comprehensive income	$5,520	$9,016	$7,062	$14,474

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended June 30, 2011 and 2010
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-in	Retained	Income (Loss),	Treasury	Shareholders’
	Stock	Capital	Earnings	Net of Tax	Stock	Equity

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$(6,024)	$47,345

Cash dividends declared on common stock ($.39 per share)	-	-	(1,142)	-	-	(1,142)

Issuance of 415,000 common shares from the sales of equity securities	4	8,563	-	-	-	8,567

Issuance of 23,287 common shares from treasury stock due to issuance of restricted stock and exercise of stock options	-	(272)	-	-	894	622

Stock compensation	-	(69)	-	-	-	(69)

Change in net unrealized losses on securities available for sale	-	-	-	4,570	-	4,570

Net income for nine months ended June 30, 2010	-	-	9,904	-	-	9,904

Balance, June 30, 2010	$34	$31,773	$40,388	$2,732	$(5,130)	$69,797

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Cash dividends declared on common stock ($.39 per share)	-	-	(1,216)	-	-	(1,216)

Issuance of 5,950 common shares from treasury stock due to issuance of restricted stock and exercise of stock options	-	(10)	-	-	123	113

Stock compensation	-	61	-	-	-	61

Change in net unrealized losses on securities available for sale	-	-	-	4,614	-	4,614

Net income for nine months ended June 30, 2011	-	-	2,448	-	-	2,448

Balance, June 30, 2011	$34	$32,432	$43,707	$6,213	$(4,322)	$78,064

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.®
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$2,448	$9,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	7,427	8,716
Provision for loan losses	25	14,778
Gain on sale of securities available for sale, net	(1,158)	(2,093)
Net change in accrued interest receivable	529	(265)
Goodwill impairment	1,508	-
Net change in other assets	(983)	(1,575)
Net change in accrued interest payable	(145)	(129)
Net change in accrued expenses and other liabilities	7,926	5,627
Net cash provided by operating activities	17,577	34,963

Cash flows from investing activities:
Purchase of securities available for sale	(259,896)	(378,557)
Net change in federal funds sold	-	9
Proceeds from sales of securities available for sale	46,238	93,359
Proceeds from maturities and principal repayments of
securities available for sale	95,460	156,327
Loans purchased	(1,039)	(1,287)
Net change in loans receivable	52,881	4,678
Proceeds from sales of foreclosed real estate	832	733
Net change in Federal Home Loan Bank stock	(121)	(1,036)
Purchase of premises and equipment	(1,249)	(1,766)
Other, net	(2,847)	(2,719)
Net cash used in investing activities	(69,741)	(130,259)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	59,953	92,269
Net change in time deposits	(28,818)	(4,511)
Net change in advances from Federal Home Loan Bank	(1,000)	9,200
Net change in securities sold under agreements to repurchase	778	1,616
Cash dividends paid	(1,216)	(1,142)
Proceeds from issuance of equity securities	-	8,567
Stock compensation	61	(69)
Proceeds from exercise of stock options	113	622
Net cash provided by financing activities	29,871	106,552

Net increase (decrease) in cash and cash equivalents	(22,293)	11,256

Cash and cash equivalents at beginning of period	87,503	6,168
Cash and cash equivalents at end of period	$65,210	$17,424

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,803	$4,711
Income taxes	3,078	1,664

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$2,025	$244

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2011, are not necessarily indicative of the results expected for the year ending September 30, 2011.

NOTE 2. CREDIT DISCLOSURES

The Allowance for Loan Losses and Recorded Investment in loans at June 30, 2011 is as follows:

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating	Unallocated	Total

Three Months Ended June 30, 2011

Allowance for loan losses:
Beginning balance	$82	$3,448	$38	$48	$92	$68	$965	$4,741
Provision charged to expense	85	96	(38)	(297)	31	(3)	(35)	(161)
Losses charged off	(37)	-	-	(7)	(29)	-	-	(73)
Recoveries	4	102	-	269	-	-	-	375
Ending balance	$134	$3,646	$-	$13	$94	$65	$930	$4,882

Nine Months Ended June 30, 2011

Allowance for loan losses:
Beginning balance	$50	$3,053	$111	$738	$131	$125	$1,026	$5,234
Provision charged to expense	159	506	(111)	(379)	6	(60)	(96)	25
Losses charged off	(79)	(15)	-	(764)	(43)	-	-	(901)
Recoveries	4	102	-	418	-	-	-	524
Ending balance	$134	$3,646	$-	$13	$94	$65	$930	$4,882

Ending balance: individually evaluated for impairment	$31	$1,696	$-	$6	$54	$-	$-	$1,787
Ending balance: collectively evaluated for impairment	$103	$1,950	$-	$7	$40	$65	$930	$3,095
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$336	$18,962	$19	$61	$313	$-	$-	$19,691
Ending balance: collectively evaluated for impairment	$34,303	$176,744	$16,093	$36,533	$15,485	$18,361	$-	$297,519
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

The Asset Classification at June 30, 2011 and September 30, 2010 are as follows:

June 30, 2011
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating

Pass	$33,333	$164,118	$16,093	$35,996	$14,603	$11,874
Watch	473	8,011	-	442	823	6,487
Special Mention	497	4,615	-	95	59	-
Substandard	336	16,456	19	59	281	-
Doubtful	-	2,506	-	2	32	-
	$34,639	$195,706	$16,112	$36,594	$15,798	$18,361

September 30, 2010
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating

Pass	$39,464	$182,812	$19,752	$47,349	$18,501	$22,874
Watch	750	4,869	3,094	119	710	8,261
Special Mention	-	7,109	-	197	108	1,393
Substandard	-	8,081	3,050	259	390	-
Doubtful	-	1,949	-	189	-	-
	$40,214	$204,820	$25,896	$48,113	$19,709	$32,528

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

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision (the “OTS”) and its successor, the Office of the Comptroller of the Currency (“OCC”), to be of lesser quality as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

Past due loans at June 30, 2011 and September 30, 2010 are as follows:

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans > 90 Days and Accruing

Residential 1-4 Family	$405	$173	$257	$835	$33,804	$34,639	$80
Commercial Real Estate and Multi Family	793	838	13,596	15,227	180,479	195,706	-
Agricultural Real Estate	-	-	19	19	16,093	16,112	-
Consumer	4	-	7	11	36,583	36,594	7
Commercial Operating	1	-	32	33	15,765	15,798	-
Agricultural Real Operating	-	-	-	-	18,361	18,361	-
Total	$1,203	$1,011	$13,911	$16,125	$301,085	$317,210	$87

September 30, 2010

Residential 1-4 Family	$192	$9	$443	$644	$39,570	$40,214	$404
Commercial Real Estate and Multi Family	3,900	746	4,394	9,040	195,780	204,820	257
Agricultural Real Estate	-	-	2,196	2,196	23,700	25,896	-
Consumer	192	38	124	354	47,759	48,113	124
Commercial Operating	329	-	202	531	19,178	19,709	-
Agricultural Real Operating	-	-	400	400	32,128	32,528	-
Total	$4,613	$793	$7,759	$13,165	$358,115	$371,280	$785

Impaired loans at June 30, 2011 and September 30, 2010 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2011

Loans without a specific valuation allowance
Residential 1-4 Family	$970	$970	$-	$692	$50
Commercial Real Estate and Multi Family	12,626	12,626	-	18,297	169
Agricultural Real Estate	-	-	-	3,010	-
Consumer	536	536	-	380	45
Commercial Operating	882	882	-	825	12
Agricultural Real Operating	6,487	6,487	-	7,720	91
Total	$21,501	$21,501	$-	$30,924	$367
Loans with a specific valuation allowance
Residential 1-4 Family	$336	$336	$31	$69	$10
Commercial Real Estate and Multi Family	18,962	24,393	1,696	12,215	114
Agricultural Real Estate	19	19	-	1,255	-
Consumer	61	94	6	229	1
Commercial Operating	313	328	54	479	2
Agricultural Real Operating	-	-	-	69	-
Total	$19,691	$25,170	$1,787	$14,316	$127

September 30, 2010

Loans without a specific valuation allowance
Residential 1-4 Family	$849	$849	$-	$510	$101
Commercial Real Estate and Multi Family	11,878	11,878	-	13,419	166
Agricultural Real Estate	4,297	4,297	-	4,455	272
Consumer	316	316	-	512	3
Commercial Operating	818	818	-	1,175	6
Agricultural Real Operating	8,452	8,452	-	6,801	310
Total	$26,610	$26,610	$-	$26,872	$858
Loans with a specific valuation allowance
Residential 1-4 Family	$-	$-	$-	$48	$-
Commercial Real Estate and Multi Family	10,030	15,578	827	9,772	60
Agricultural Real Estate	3,050	3,050	81	626	-
Consumer	448	448	13	325	3
Commercial Operating	390	390	101	1,284	2
Agricultural Real Operating	-	-	-	1,140	-
Total	$13,918	$19,466	$1,022	$13,195	$65

Troubled debt restructured loans at June 30, 2011 and September 30, 2010 are as follows:

	June 30, 2011			September 30, 2010
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	3	$329	$329	1	$45	$45
Commercial Real Estate and Multi Family	5	3,883	3,883	2	377	377
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial Operating	2	39	54	-	-	-
Agricultural Real Operating	-	-	-	-	-	-

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At June 30, 2011, the Company’s allowance for loan losses was $4.9 million, a decrease of $0.3 million from $5.2 million at September 30, 2010.  During the nine months ended June 30, 2011 the Company recorded a provision for loan losses of $0.1 million.

During the nine months ended June 30, 2011, the Company recorded a retail bank provision in the amount of $0.4 million due to increases in the general reserves and in the historical loss rates for commercial real estate and multi-family loans.

During the three months ended June 30, 2011, the Company recorded a negative provision for loan losses in the amount of $0.2 million, consisting of a negative provision of $0.3 million related to the discontinuance of the MPS iAdvance loan program and a provision of $0.1 million primarily related to increases in non-performing loans.  The Company’s total net charge-offs for the three and nine months ended June 30, 2011 were a net recovery of $0.3 million and a net charge-off of $0.4 million, respectively.  Further discussion of this change in the allowance is included in “Financial Condition - Non-performing Assets and Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2011 and 2010 is presented below.

Three Months Ended June 30,	2011	2010
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income (Loss)	$(1,020)	$3,538

Basic EPS
Weighted average common shares outstanding	3,117,363	3,080,242
Less weighted average unallocated ESOP and nonvested shares	(1,667)	(3,334)
Weighted average common shares outstanding	3,115,696	3,076,908

Earnings (Loss) Per Common Share
Basic	$(0.33)	$1.15

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,115,696	3,076,908
Add dilutive effect of assumed exercises of stock options, net of tax benefits	617	101,740
Weighted average common and dilutive potential common shares outstanding	3,116,313	3,178,648

Earnings (Loss) Per Common Share
Diluted	$(0.33)	$1.11

Nine Months Ended June 30,	2011	2010
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$2,448	$9,904

Basic EPS
Weighted average common shares outstanding	3,114,954	2,885,665
Less weighted average unallocated ESOP and nonvested shares	(1,667)	(3,334)
Weighted average common shares outstanding	3,113,287	2,882,331

Earnings Per Common Share
Basic	$0.79	$3.44

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,113,287	2,882,331
Add dilutive effect of assumed exercises of stock options, net of tax benefits	-	58,315
Weighted average common and dilutive potential common shares outstanding	3,113,287	2,940,646

Earnings Per Common Share
Diluted	$0.79	$3.37

Stock options totaling 451,640 and 406,776 were not considered in computing diluted EPS for the three and nine months ended June 30, 2011, respectively, because they were not dilutive.  Stock options totaling 75,433 and 174,827 were not considered in computing diluted EPS for the three and nine months ended June 30, 2010, respectively, because they were not dilutive.  The calculation of the diluted EPS for the nine months ended June 30, 2011 does not reflect the assumed exercise of 5,270 stock options because the effect would have been anti-dilutive for the period.

NOTE 5.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities at June 30, 2011 and September 30, 2010 are presented below.

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
June 30, 2011	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$24,974	$200	$(4,096)	$21,078
Obligations of states and political subdivisions	5,838	124	(23)	5,939
Mortgage-backed securities	588,244	14,163	(316)	602,091
Total debt securities	$619,056	$14,487	$(4,435)	$629,108

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
September 30, 2010	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$25,466	$7	$(7,922)	$17,551
Obligations of states and political subdivisions	3,769	155	(8)	3,916
Mortgage-backed securities	475,026	10,671	(312)	485,385
Total debt securities	$504,261	$10,833	$(8,242)	$506,852

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2011 and September 30, 2010 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$20,728	$(4,096)	$20,728	$(4,096)
Obligations of states and political subdivisions	1,893	(23)	-	-	$1,893	$(23)
Mortgage-backed securities	68,078	(316)	-	-	68,078	(316)
Total debt securities	$69,971	$(339)	$20,728	$(4,096)	$90,699	$(4,435)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$17,551	$(7,922)	$17,551	$(7,922)
Obligations of states and political subdivisions	1,110	(8)	-	-	1,110	(8)
Mortgage-backed securities	67,227	(312)	-	-	67,227	(312)
Total debt securities	$68,337	$(320)	$17,551	$(7,922)	$85,888	$(8,242)

The Company’s management reviews the status and potential impairment of the trust preferred securities on a monthly basis.  In its review, management discusses duration of unrealized losses and reviews credit rating changes.  Other factors, but not necessarily all, considered are: that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the condition of the six banks listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

At June 30, 2011, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at June 30, 2011.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

At June 30, 2011 and September 30, 2010, the Company had outstanding commitments to originate and purchase loans and unused lines of credit totaling $37.5 million and $37.8 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At June 30, 2011, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

Lawsuits against MetaBank involving the sale of purported MetaBank certificates of deposit continue to be addressed.  In all, nine cases have been filed to date, and of those nine, three have been dismissed, and four have been settled for payments that the Company deemed reasonable under the circumstances, including the costs of litigation.  Of the two remaining cases, one is a class action case.  On May 5, 2010, in that class action, Guardian Angel Credit Union v. MetaBank et al., Case No. 08-cv-261-PB (USDC, District of NH), the court granted the plaintiff’s motion to certify the class. Recently, both parties filed motions for summary judgment in this matter.  The court denied the plaintiffs’ motion for summary judgment in its entirety, and denied the defendants’ motion with regard to the contract and negligent supervision causes of action.  The court did grant defendants’ motion for summary judgment with regard to the vicarious liability cause of action and the plaintiffs’ claim for attorneys’ fees.  In a separate motion, the court denied plaintiffs’ motion to amend the complaint to include a claim for punitive damages.  The court has ordered the parties to attend a mediation session before the magistrate judge assigned to the case in September 2011.  The court has tentatively scheduled the case for trial in December 2011. Additionally, a lawsuit relating to this matter has been filed by Airline Pilots Assoc Federal Credit Union in the Iowa District court for Polk County, Case No. CL-118792.  The underlying matter was first disclosed in the Company's quarterly report for the period ended December 31, 2007, which stated that an employee of the Bank had sold fraudulent CDs for her own benefit.  The unauthorized and illegal actions of the employee have since prompted a number of demands and lawsuits seeking recovery on the fraudulent CDs to be filed against the Bank, which have been disclosed in subsequent filings.  The employee was prosecuted, convicted and, on June 2, 2010, sentenced to more than seven years in federal prison and ordered to pay more than $4 million in restitution.  Notwithstanding the nature of her crimes, which were unknown by the Bank and its management, plaintiffs in the two remaining cases seek to impose liability on the Bank under a number of legal theories with respect to the remaining $3.6 million of fraudulent CDs that were issued by the former employee.  The Bank and its insurer, which has assumed defense of the action and which is advancing defense costs subject to a reservation of rights, continue to vigorously contest liability in the remaining actions.  The Company’s estimate of a range of possible losses is approximately $0 to $0.4 million as of the filing date of this report.

Cedar Rapids Bank & Trust Company v MetaBank, Case No. LACV007196.  In a separate matter, on November 3, 2009, Cedar Rapids Bank & Trust Company ("CRBT") filed a Petition against MetaBank in the Iowa District Court in and for Linn County claiming an unspecified amount of money damages against MetaBank arising from CRBT's participation in loans originated by MetaBank to companies owned or controlled by Dan Nelson.  The complaint states that the Nelson companies eventually filed for bankruptcy and the loans, including CRBT's portion, were not fully repaid.  Under a variety of theories, CRBT claims that MetaBank had material negative information about Dan Nelson, his companies and the loans that it did not share with CRBT prior to CRBT taking a participation interest.  MetaBank believes that CRBT's loss of principal was limited to approximately $0.2 million, and in any event intends to vigorously defend the case.   The Company’s estimate of a range of losses is approximately $0 to $0.2 million as of the filing date of this report.

In re Meta Financial Group, Inc., Securities Litigation, No. 10-4108-MWB.  In October and November, 2010, former stockholders Thirumalesh Bhat and Alaa M. Elgaouni filed separate purported class action lawsuits in the United States District Court for the Northern District of Iowa against the Company and certain of its officers alleging violations of certain federal securities laws.  The lawsuits, which purport to be brought on behalf of those who purchased the Company's stock between May 14, 2009 and October 15, 2010, allege that the Company and the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements allegedly made during this period by the Company and its officers.  On December 15, 2010, Mr. Bhat voluntarily dismissed his complaint.  In the remaining matter, renamed by the Court as In re Meta Financial Group, Inc., Securities Litigation, former stockholder Eden Partnership was named lead plaintiff on January 12, 2011.  On April 11, 2011, Defendants moved to dismiss all claims against them, but on July 18, 2011, the Court denied the motion.  The matter will now move into the discovery phase. The complaint does not specify an amount of damages sought. The Company denies the allegations in the complaint and intends to vigorously pursue its defense.  An estimate of the Company’s possible loss cannot be made because of the early stage of the litigation.

In addition to the three previously disclosed ATM lawsuits filed in 2011, there have been three additional lawsuits recently filed in the 2011 fiscal third quarter concerning automated teller machines sponsored by MetaBank, each involving claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act:  Brendan McInerney, Individually and on Behalf of All Others Similarly Situated, v. MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 1:11-cv-1522-BTM-NLS, filed in the United States District Court for the Southern District of California; Frank Johnson, Individually and on Behalf of All Others Similarly Situated, v. MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 1:11-cv-01561-WQH-BLM, filed in the United States District Court for the Southern District of California; and Karen Cole, individually and on behalf of all others similarly situated, v. Automated Financial, LLC, MetaBank dba Meta Payment Systems, a division of MetaBank, Case No. 3:11-cv-03299, filed in the United States District Court for the Northern District of Illinois.  The Company denies liability in these matters, and will contest these lawsuits with the ATM operators, which are each obligated to indemnify the Company for losses, costs and expenses in these matters.  The Company’s possible loss cannot be estimated at this stage of the litigation because the extent of the Company’s indemnification by the ATM operators is unknown.

Patrick Finn and Light House Management Group, Inc. as Receiver for First United Funding, LLC and Corey N. Johnson v. MetaBank etal, Case 5:11-cv-04041.  On May 4, 2011, Patrick Finn and Light House Management Group, Inc. as Receivers for First United Funding, LLC and Corey N. Johnson (“Receivers”) filed a Complaint against MetaBank in the United States District Court for the Northern District of Iowa requesting judgment avoiding approximately $1.5 million of transfers that allegedly resulted in a profit to MetaBank arising from MetaBank’s participation in loans originated by First United Funding, LLC.  Similar complaints have been filed by the Receivers against other lenders who purchased participation interests in the same or similar loans originated by First United Funding, LLC.  The complaint states that First United Funding, LLC and Corey N. Johnston were involved in a criminal enterprise to defraud creditors.  Under a variety of theories, Receivers claim that loan repayments to MetaBank constitute fraudulent transfers and MetaBank was unjustly enriched to the detriment of these creditors.  MetaBank intends to vigorously defend the case.   The Company’s estimate of a range of losses is approximately $0 to $0.5 million as of the filing date of this report.

See Note 12 –Regulatory Matters and Settlement of OTS Enforcement Actions for a discussion of the settlement of OTS enforcement matters and on-going compliance matters.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor's computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the program manager, and has received an arbitration award against the processor.  That arbitration has been entered as a judgment in the State of South Dakota, which judgment has been transferred to Florida for garnishment proceedings against the processor and its insurer.  The Company’s estimate of a range of losses is approximately $0 to $0.5 million as of the filing date of this report.

Certain corporate clients of an unrelated company named Springbok Services, Inc. requested through counsel a mediation as a means of reaching a settlement in lieu of commencing litigation against MetaBank.  The results of that mediation have not led to a settlement.  These claimants purchased MetaBank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy.  As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards which had been purchased were never activated or funded.  Counsel for these companies have indicated that they are prepared to assert claims totaling approximately $1.5 million against MetaBank based on principal/agency or failure to supervise theories.  The Company denies liability with respect to these claims.  The Company’s estimate of a range of losses is approximately $0 to $0.3 million as of the filing date of this report

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

NOTE 7.  STOCK OPTION PLAN

The Company maintains the 2002 Omnibus Incentive Plan, which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company.  Awards are granted by the Stock Option Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

In accordance with ASC 718, Compensation – Stock Compensation, compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The exercise price of options or fair value of nonvested shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date.  The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock based incentive awards has been negligible.

A summary of option activity for the nine months ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2010	490,993	$23.39	6.49	$4,579
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,000)	23.05
Options outstanding, June 30, 2011	489,993	$23.39	5.75	$705

Options exercisable, June 30, 2011	468,168	$23.64	5.74	$465

A summary of nonvested share activity for the nine months ended June 30, 2011 is presented below:

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2010	1,667	$24.43
Granted	1,050	31.79
Vested	(1,050)	31.79
Forfeited or expired	-	-
Nonvested shares outstanding, June 30, 2011	1,667	$24.43

At June 30, 2011, stock based compensation expense not yet recognized in income totaled $71,000 which is expected to be recognized over a weighted average remaining period of 0.90 years.

NOTE 8.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Traditional Banking, consists of its banking subsidiary, MetaBank.  The Bank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  MPS, the second reportable segment, provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, such as payroll programs, gift card programs, rebate programs, travel programs and tax related programs, sponsorship of ATMs into the debit networks and credit programs and ACH origination services.  The remaining grouping under the caption “All Others” consists of the operations of Meta Financial Group, Inc. and inter-segment eliminations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three and nine months ended June 30, 2011 and 2010, respectively.

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended June 30, 2011
Interest income	$7,157	$2,823	$-	$9,980
Interest expense	1,005	33	115	1,153
Net interest income (loss)	6,152	2,790	(115)	8,827
Provision for loan losses	100	(261)	-	(161)
Non-interest income	497	8,199	12	8,708
Non-interest expense	4,941	14,312	59	19,312
Income (loss) before tax	1,608	(3,062)	(162)	(1,616)
Income tax expense (benefit)	605	(1,135)	(66)	(596)
Net income (loss)	$1,003	$(1,927)	$(96)	$(1,020)

Inter-segment revenue (expense)	$2,332	$(2,332)	$-	$-
Total assets	317,464	755,058	1,958	1,074,480
Total deposits	217,977	710,927	(315)	928,589

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended June 30, 2010
Interest income	$7,261	$2,837	$16	$10,114
Interest expense	1,251	91	114	1,456
Net interest income (loss)	6,010	2,746	(98)	8,658
Provision for loan losses	675	(66)	-	609
Non-interest income	550	18,215	28	18,793
Non-interest expense	4,720	16,244	195	21,159
Income (loss) before tax	1,165	4,783	(265)	5,683
Income tax expense (benefit)	450	1,821	(126)	2,145
Net income (loss)	$715	$2,962	$(139)	$3,538

Inter-segment revenue (expense)	$2,093	$(2,093)	$-	$-
Total assets	417,035	542,169	2,097	961,301
Total deposits	231,974	510,875	(1,344)	741,505

	Traditional	Meta Payment
	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2011
Interest income	$20,321	$8,853	$6	$29,180
Interest expense	3,186	120	352	3,658
Net interest income (loss)	17,135	8,733	(346)	25,522
Provision for loan losses	400	(375)	-	25
Non-interest income	2,906	40,543	35	43,484
Non-interest expense	17,159	46,672	350	64,181
Income (loss) before tax	2,482	2,979	(661)	4,800
Income tax expense (benefit)	1,460	1,150	(258)	2,352
Net income (loss)	$1,022	$1,829	$(403)	$2,448

Inter-segment revenue (expense)	$7,220	$(7,220)	$-	$-
Total assets	317,464	755,058	1,958	1,074,480
Total deposits	217,977	710,927	(315)	928,589

	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2010
Interest income	$18,869	$10,662	$30	$29,561
Interest expense	3,919	307	357	4,583
Net interest income (loss)	14,950	10,355	(327)	24,978
Provision for loan losses	3,775	11,003	-	14,778
Non-interest income	3,525	74,859	83	78,467
Non-interest expense	14,545	57,687	596	72,828
Income (loss) before tax	155	16,524	(840)	15,839
Income tax expense (benefit)	61	6,198	(324)	5,935
Net income (loss)	$94	$10,326	$(516)	$9,904

Inter-segment revenue (expense)	$7,045	$(7,045)	$-	$-
Total assets	417,035	542,169	2,097	961,301
Total deposits	231,974	510,875	(1,344)	741,505

The following tables present gross profit data for MPS for the three and nine months ended June 30, 2011 and 2010, respectively.

Three Months Ended June 30,	2011	2010

Interest income	$2,823	$2,837
Interest expense	33	91
Net interest income	2,790	2,746

Provision for loan losses	(261)	(66)
Non-interest income	8,199	18,215
Card processing expense	5,878	8,060
Gross Profit	5,372	12,967

Other non-interest expense	8,434	8,184

Income (loss) from operations before tax	(3,062)	4,783
Income tax expense (benefit)	(1,135)	1,821
Income (loss) from operations	$(1,927)	$2,962

Nine Months Ended June 30,	2011	2010

Interest income	$8,853	$10,662
Interest expense	120	307
Net interest income	8,733	10,355

Provision for loan losses	(375)	11,003
Non-interest income	40,543	74,859
Card processing expense	19,222	29,897
Gross Profit	30,429	44,314

Other non-interest expense	27,450	27,790

Income from operations before tax	2,979	16,524
Income tax expense	1,150	6,198
Income from operations	$1,829	$10,326

NOTE 9.    NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring
This ASU amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR).  The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs.  ASU 2011-02 is effective for a public entity for the first interim or annual period beginning on or after June 15, 2011.  Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs.  However, an entity should apply prospectively changes in the method used to calculate impairment on receivables.  At the same time it adopts ASU 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The Company will adopt ASU 2011-02 for the interim and annual period ending September 30, 2011 and the Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations, or cash flow.

Accounting Standards Update No. 2011-03, Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements
This ASU applies to all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity (repo arrangements). It focuses the transferor’s assessment of effective control on its contractual rights and obligations by removing the requirement to assess its ability to exercise those rights or honor those obligations. When the ASU becomes effective, many entities are likely to account for more types of repo agreements as secured borrowings rather than sales. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. It is effective prospectively for transactions or modifications of existing transactions that occur on or after the effective date. The Company will adopt ASU 2011-03 for the interim period ending December 31, 2011 and the Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
This ASU was issued concurrently with IFRS 13, Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.

A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.  The Company will adopt ASU 2011-04 for the interim period ending December 31, 2011 and the Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations, or cash flow.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.

An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt ASU 2011-05 for the interim period ending December 31, 2011 and the Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 securities at June 30, 2011.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at June 30, 2011 and September 30, 2010.

	Fair Value at June 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$629,108	$-	$629,108	$-

	Fair Value at September 30, 2010

Investment securities available for sale	$506,852	$-	$506,852	$-

Included in securities available for sale are trust preferred securities as follows:

At June 30, 2011
			Unrealized	S&P	Moody
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,982	$4,208	$(774)	BB	Baa3
Huntington Capital Trust II SE	4,972	4,034	(938)	BB-	Ba1
Bank Boston Capital Trust IV (2)	4,964	4,061	(903)	BB+	Baa3
Bank America Capital III	4,953	4,042	(911)	BB+	Baa3
PNC Capital Trust	4,953	4,382	(571)	BBB	Baa2
Cascade Capital Trust I 144A (3)	150	350	200
Total	$24,974	$21,077	$(3,897)

(1)	Trust preferred securities are single-issuance. There are no known interest deferrals, defaults or excess subordination,except for Cascade Capital Trust I 144A.
(2)	Bank Boston was acquired by Bank of America.
(3)	Security not rated and in deferral of interest.

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

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis at June 30, 2011 and September 30, 2010.

	Fair Value at June 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$2,460	$-	$2,460	$-
Loans	19,691	-	-	19,691
Total	$22,151	$-	$2,460	$19,691

	Fair Value at September 30, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$1,295	$-	$1,295	$-
Loans	13,919	-	-	13,919
Total	$15,214	$-	$1,295	$13,919

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at June 30, 2011 and September 30, 2010, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2011 and September 30, 2010.  The information presented is subject to change over time based on a variety of factors.

	June 30, 2011		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$65,210	$65,210	$87,503	$87,503
Securities available for sale	629,108	629,108	506,852	506,852
Loans receivable, net	312,328	313,998	366,045	369,301
FHLB stock	5,404	5,404	5,283	5,283
Accrued interest receivable	4,230	4,230	4,759	4,759

Financial liabilities
Noninterest bearing demand deposits	730,896	730,896	675,163	675,163
Interest bearing demand deposits, savings, and money markets	80,439	80,439	76,219	76,219
Certificates of deposit	117,254	119,174	146,072	148,490
Total deposits	928,589	930,509	897,454	899,872

Advances from FHLB	21,000	23,814	22,000	25,563
Securities sold under agreements to repurchase	9,682	9,682	8,904	8,904
Subordinated debentures	10,310	10,289	10,310	10,294
Accrued interest payable	247	247	392	392

Off-balance-sheet instruments, loan commitments	-	-	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2011 and September 30, 2010.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at June 30, 2011 and September 30, 2010.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

In accordance with ASC 825, Financial Instruments, no value has been assigned to the Company’s long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under ASC 825.

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates at June 30, 2011 and September 30, 2010 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED

DEBENTURES
The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market at June 30, 2011 and September 30, 2010 over the contractual maturity of such borrowings.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2011 and 2010 are as follows:

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2010	$1,508	$1,078	$77	$2,663

Acquisitions during the period	-	330	-	330

Amortizations during the period	-	-	(77)	(77)

Write-offs during the period	(1,508)	-	-	(1,508)

Balance as of June 30, 2011	$-	$1,408	$-	$1,408

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2009	$1,508	$707	$-	$2,215

Acquisitions during the period	-	399	231	630

Amortizations during the period	-	-	(96)	(96)

Balance as of June 30, 2010	$1,508	$1,106	$135	$2,749

The Company had no amortizable assets at June 30, 2011 and one amortizable intangible asset recorded at June 30, 2010.

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

NOTE 12.  REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

As previously disclosed, the OTS had issued Supervisory Directives to the Bank based on the OTS’ assessment of the Bank’s third-party relationship risk, enterprise risk management, and rapid growth (in the MPS division) and had also advised the Bank that the OTS had determined that  the Bank engaged in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act and the OTS Advertising Regulation in connection with the Bank’s operation of the iAdvance line of credit program.  Related to the Supervisory Directives, as was previously disclosed, the OTS advised that it was preparing a Cease and Desist Order for each of the Company and the Bank, would require the Bank to reimburse certain iAdvance customers in an amount to be determined, and was considering assessment of a civil money penalty against the Bank.

On July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (the "Orders") issued by the OTS.  Under the Orders, the OTS and the Bank agreed upon a Remuneration Plan to provide reimbursement to iAdvance Line of Credit borrowers affected by the Bank’s failure to implement a recurring use plan. The Remuneration Plan provides for an aggregate amount of $4.8 million to be paid iAdvance customers. The Bank also stipulated and consented to an Order of Assessment of a Civil Money Penalty (the "Assessment") providing for the Bank's payment of $400,000. The Orders and the Assessment became effective on July 15, 2011. Under the terms of the Orders and the Assessment, the OTS acknowledges that the Company and the Bank neither admit nor deny the OTS findings in the Orders and the Assessment or that grounds exist to initiate a proceeding.

As the Company had expected, the Orders require the Company and the Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital and require OTS non-objection for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt.  By separate letter agreement, the OTS took no objection to the Company’s request to prepay its scheduled July 2011 trust preferred security payment.  Both the Company and the Bank remain well-capitalized under federal banking guidelines after the reimbursement and the Assessment.  Under the terms of the Order, the Bank agrees that it will cease and desist from (1) violations of certain laws and regulations and (2) unsafe or unsound practices that resulted in it operating without adequate: (a) internal controls, management information systems and internal audit reviews of its third party sponsorship arrangements; and (b) certain information technology policies and procedures. The limitations related to MPS following the issuance of the Supervisory Directives remain in place. Such limitations include receiving the prior written approval of the Regional Director before the Bank may (1) enter into any new third party relationship agreement concerning any credit product, deposit product (including prepaid cards), or automatic teller machine or materially amend any such existing agreement (except for amendments to achieve compliance with applicable laws,  regulations, or regulatory guidance); (2) originate, directly or through any third party, tax refund anticipation loans; (3) offer a tax refund transfer processing service directly or through any third party; or (4) offer or originate iAdvance lines of credit to new customers or permit draws on existing iAdvance lines of credit, either directly or through any third party.

Since the issuance of the Supervisory Directives, the Company and the Bank have been cooperating with the OTS to correct those aspects of our operations that were addressed in the Orders, and believe we have already made substantial progress. The Company and the Bank have completed many of the items in the Orders and expect to complete all of the required actions in the Orders by their respective deadline dates.

On July 21, 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”), the OTS was integrated into the Office of the Comptroller of the Currency (“OCC”) and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve Board. The OCC is now responsible for the ongoing examination, supervision and regulation of the Bank.  The Dodd-Frank Act maintains the existence of the federal savings association charter and the Home Owners’ Loan Act, the primary statute governing the federal savings banks.  The Federal Reserve Board is now responsible for the ongoing examination, supervision and regulation of the Company.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”, the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the scope of restrictions and compliance requirements imposed by the Cease and Desist Orders entered into by the Company and the Bank with the Office of Thrift Supervision (“OTS”) and any other such actions which may be initiated; the impact of changes in financial services’ laws and regulations, including, but not limited to, our relationship with our new regulators, the OCC and the Federal Reserve; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2011, compared to September 30, 2010, and the consolidated results of operations for the three and nine months ended June 30, 2011 and 2010. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2010.

CORPORATE DEVELOPMENTS AND OVERVIEW

MPS 2011 third quarter net loss was $1.9 million compared to net income of $3.0 million in the 2010 quarter.  While non-interest income decreased by $10.0 million in 2011, expenses and loan loss provision expense declined by $2.2 million.  The change in this quarter compared to the 2010 quarter was primarily due to the discontinuance of iAdvance in October 2010 and certain income tax-related programs previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010.  The remainder of the decrease relates to the $5.2 million of charges resolving previously disclosed actions of the OTS which were recorded in this quarter.  See Note 12 of the “Notes to Condensed Consolidated Financial Statements,” which is included in Part I. Financial Information of this Report for an update on the OTS Supervisory Directives and Related Matters.

The Traditional Bank segment focuses primarily on establishing lending and deposit relationships with commercial accounts and consumers.  The Bank currently operates 12 retail banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa.  Retail bank checking balances continued to grow from $45.4 million at June 30, 2010 to $54.3 million, or 20%, at June 30, 2011.  During the nine months ended June 30, 2011, the Traditional Bank segment recognized a goodwill impairment charge of $1.5 million due primarily to the decline in stock price of the Company during the first fiscal quarter of 2011.  The original goodwill asset represented the excess of acquisition costs over the fair value of the net assets acquired in an earlier bank acquisition.  Excluding the charge, the Traditional Bank segment net income was $2.5 million for the nine months ended June 30, 2011.

FINANCIAL CONDITION

At June 30, 2011, the Company’s assets grew by $44.7 million, or 4.3%, to $1.1 billion compared to $1.0 billion at September 30, 2010.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed securities available for sale, offset in part by a decrease in the Company’s net loans receivable and to a lesser extent cash and cash equivalents.

Total cash and cash equivalents were $65.2 million at June 30, 2011, a decrease of $22.3 million from $87.5 million at September 30, 2010.  The decline primarily was the result of the Company’s investing of additional liquidity in mortgage-backed securities.  In general, the Company maintains its cash equivalent investments in interest-bearing overnight deposits with the FHLB and the FRB.  Federal funds sold deposits may be maintained at the FHLB.  At June 30, 2011, the Company did not have any federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $122.3 million, or 24.1%, to $629.1 million at June 30, 2011, as purchases exceeded investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During the nine month period ended June 30, 2011, the Company purchased $257.6 million of mortgage-backed securities with average lives of five years or less and stated maturities of 30 years or less.

The Company’s portfolio of net loans receivable decreased $53.7 million, or 14.7%, to $312.3 million at June 30, 2011.  All loan categories decreased due to a lower demand in the Company’s markets and a reduction in the level of purchased loans.

Premises, furniture, and equipment decreased $1.7 million to $17.7 million at June 30, 2011 from $19.4 million at September 30, 2010 due to depreciation exceeding purchases.

Foreclosed real estate and repossessed assets increased to $2.5 million as compared to $1.3 million at September 30, 2010 due to the foreclosure of assets and loan collateral related to previously reported non-performing loans exceeding sales and write offs.

Goodwill and intangible assets decreased $1.3 million, or 47.1%, to $1.4 million at June 30, 2011.  Based upon the Company’s periodic goodwill impairment testing, it was determined that the Traditional Bank goodwill was impaired.  The Company wrote-off the entire amount of $1.5 million during the first quarter of fiscal 2011 due primarily to the decline in stock price of the Company at that time.

MPS accounts receivable decreased $1.2 million to $6.9 million at June 30, 2011 from $8.1 million at September 30, 2010.  The decrease was primarily related to the discontinuance of iAdvance in October 2010 and certain income tax-related programs previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010.  See Note 12 of the “Notes to Condensed Consolidated Financial Statements,” which is included in Part I. Financial Information of this Report for a discussion of Regulatory Matters and Settlement of OTS Enforcement Actions.

Total deposits increased $31.1 million, or 3.5%, to $928.6 million at June 30, 2011.  The Company continues to grow its low- and no-cost deposit portfolio.  Deposits attributable to MPS were up $55.7 million, or 8.5%, at June 30, 2011, as compared to September 30, 2010.  This increase results mostly from growth in existing core prepaid card programs.  Offsetting the above increases was a $28.8 million decrease in certificates of deposits primarily related to a decrease in public funds.

Total borrowings decreased $0.2 million, or 0.5%, from $41.2 million at September 30, 2010 to $41.0 million at June 30, 2011 and is primarily due to the growth of deposits.

At June 30, 2011, the Company’s shareholders’ equity totaled $78.1 million, up $6.1 million from $72.0 million at September 30, 2010.  The increase was related to net income and an increase in the accumulated other comprehensive income (loss) on the Company’s securities available for sale portfolio which was partially offset by the payment of dividends on the Company’s common stock (see “Results of Operations” below).  At June 30, 2011, the Bank continues to exceed all regulatory requirements for classification as a well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at June 30, 2011 is appropriate and adequately reflects potential risks related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	June 30, 2011	September 30, 2010
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family	$177	$39
Commercial & Multi Family	13,596	4,137
Agricultural Real Estate	19	2,650
Consumer	-	-
Agricultural Operating	-	400
Commercial Business	64	241
Total	13,856	7,467

Accruing Loans Delinquent 90 Days or More
1-4 Family	80	404
Commercial & Multi Family	-	257
Consumer	7	124
Total	87	785

Total Non-Performing Loans	13,943	8,252

Other Assets

Non-Accruing Investments:
Trust Preferred Securities	-	150
Total	-	150

Foreclosed Assets:
1-4 Family	119	143
Commercial & Multi Family	228	606
Agricultural Real Estate	2,020	-
Commercial Business	93	546
Total	2,460	1,295

Total Other Assets	2,460	1,445

Total Non-Performing Assets	$16,403	$9,697
Total as a Percentage of Total Assets	1.53%	0.94%

June 30, 2011, non-performing loans totaled $13.9 million, representing 4.4% of total loans, compared to $8.3 million, or 2.2% of total loans at September 30, 2010.  Three commercial relationships totaling $9.6 million account for the increase from September 30, 2010 and were partially offset by improvements in other loans or transfer of non-performing loans to Foreclosed Assets.

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS and its successor, the OCC, to be of lessor quality as "substandard", "doubtful" or "loss."  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific reserve is not warranted.

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

On the basis of management's review of its loans and other assets, at June 30, 2011, the Company had classified a total of $29.6 million of its assets as substandard, $2.5 million as doubtful and none as loss.  This compares to classifications at September 30, 2010 of $33.1 million as substandard, $2.1 million as doubtful and none as loss.  At June 30, 2011, $10.0 million out of a total of $29.6 million of substandard assets is attributable to the trust preferred securities.  See Note 10 to the Notes to Condensed Consolidated Financial Statements.

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

At June 30, 2011, the Company has established an allowance for loan losses totaling $4.9 million compared to $5.2 million at September 30, 2010.  A reduction in balances in the MPS loan portfolio is due to the discontinuance of iAdvance in October 2010 and tax-related loan programs which resulted in a lower allowance for loan loss.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2011 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance at both June 30, 2011 and September 30, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

During the nine months ended June 30, 2011, an impairment charge recognized in earnings related to goodwill was $1.5 million due primarily to the decline in stock price of the Company during the first fiscal quarter of 2011.

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

Security Impairment. Management continually monitors the investment security portfolio for impairment on a security by security basis.  Management has a process in place to identify securities that could potentially have a credit impairment that is other than temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

RESULTS OF OPERATIONS

General.  The Company recorded a net loss of $1.0 million, or 33 cents per diluted share, for the three months ended June 30, 2011 compared to net income of $3.5 million, or $1.11 per diluted share, for the same period in fiscal year 2010.

The change in net income in the current period compared to the third quarter in fiscal 2010 was primarily due to a decrease in non-interest income of $10.1 million primarily due to the iAdvance and tax loan and tax refund programs which were discontinued in October 2010 and the payments of $5.2 million related to the disclosed OTS administrative actions as well as legal and consulting expenses of $0.5 million incurred as a result of regulatory matters, which were partially offset by a decrease in the provision for loan losses of $0.8 million and a decrease in all other non-interest expense of $2.3 million.

The Company recorded net income of $2.4 million, or 79 cents per diluted share, for the nine months ended June 30, 2011 compared to $9.9 million, or $3.37 per diluted share, for the same period in fiscal year 2010.  Net earnings for the nine month period ended June 30, 2011 were primarily impacted by the aforementioned factors and a goodwill impairment charge for the nine months ended June 30, 2011 of $1.5 million.

Net Interest Income.  Net interest income for the 2011 fiscal third quarter increased by $0.1 million, or 2.0%, to $8.8 million from $8.7 million for the same period in the prior fiscal year.  Net interest margin decreased to 3.29% for the third quarter of 2011 as compared to 3.45% for the same period in 2010.  Overall, asset yields declined by 31 basis points due primarily to a change in asset mix to more government guaranteed mortgage-backed securities.  Our government guaranteed mortgage-backed securities comprise 56% of average interest earning assets compared to 49% one year ago.  Additionally, the prior year quarter also included the effect of tax-related loans which were not present for the current year quarter.

Overall, rates on all deposits and interest-bearing liabilities decreased by 16 basis points from 0.60% in the 2010 quarter to 0.44% in 2011.  At June 30, 2011, low- and no-cost checking deposits represented 86% of total deposits compared to 79% one year earlier.  The growth in deposits was driven by an increase of $200.1 million, or 39%, in deposits generated by MPS at June 30, 2011 as compared to one year earlier.

For the nine months ended June 30, 2011, net interest income was $25.5 million compared to $25.0 million for the same period in the prior fiscal year.  Contributing to this increase was a 14 basis point decrease in rates paid on interest-bearing liabilities, a $43.0 million reduction in the average balances of interest-bearing liabilities, and a 12% increase in earning assets.  These were partially offset by asset yields that decreased 48 basis points, in part, due to faster prepayment speeds in the Company’s mortgage-backed securities portfolio as compared to the prior fiscal year.

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

Three Months Ended June 30,		2011			2010
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$327,650	$4,538	5.56%	$396,515	$5,523	5.59%
Mortgage-backed securities	600,672	5,232	3.49%	495,635	4,393	3.56%
Other investments and fed funds sold	148,490	210	0.57%	114,229	198	0.70%
Total interest-earning assets	1,076,812	$9,980	3.72%	1,006,379	$10,114	4.03%
Non-interest-earning assets	60,937			48,968
Total assets	$1,137,749			$1,055,347

Non-interest bearing deposits	$786,346	$-	0.00%	$636,055	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	33,396	87	1.04%	22,177	79	1.43%
Savings	11,620	9	0.31%	10,710	9	0.34%
Money markets	34,403	55	0.64%	33,619	70	0.84%
Time deposits	117,103	581	1.99%	133,163	781	2.35%
FHLB advances	44,144	299	2.72%	112,853	395	1.40%
Other borrowings	15,687	122	3.12%	17,703	122	2.76%
Total interest-bearing liabilities	256,353	1,153	1.80%	330,225	1,456	1.77%
Total deposits and
interest-bearing liabilities	1,042,699	$1,153	0.44%	966,280	$1,456	0.60%
Other non-interest bearing liabilities	19,278			24,994
Total liabilities	1,061,977			991,274
Shareholders' equity	75,772			64,073
Total liabilities and shareholders' equity	$1,137,749			$1,055,347
Net interest income and net
interest rate spread including
non-interest bearing deposits		$8,827	3.28%		$8,658	3.43%

Net interest margin			3.29%			3.45%

Nine Months Ended June 30,		2011			2010
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$344,370	$14,894	5.78%	$411,641	$19,624	6.37%
Mortgage-backed securities	541,363	13,583	3.35%	404,681	9,375	3.10%
Other investments and fed funds sold	187,132	703	0.50%	142,740	562	0.53%
Total interest-earning assets	1,072,865	$29,180	3.64%	959,062	$29,561	4.12%
Non-interest-earning assets	66,364			47,062
Total assets	$1,139,229			$1,006,124

Non-interest bearing deposits	$783,239	$-	0.00%	$631,428	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	33,063	326	1.32%	19,185	145	1.01%
Savings	11,151	29	0.35%	10,337	26	0.34%
Money markets	34,543	186	0.72%	34,651	218	0.84%
Time deposits	120,278	1,833	2.04%	133,895	2,587	2.58%
FHLB advances	40,994	909	2.96%	76,425	1,209	2.12%
Other borrowings	16,463	375	3.05%	25,001	398	2.13%
Total interest-bearing liabilities	256,492	3,658	1.91%	299,494	4,583	2.05%
Total deposits and
interest-bearing liabilities	1,039,731	$3,658	0.47%	930,922	$4,583	0.66%
Other non-interest bearing liabilities	17,428			18,520
Total liabilities	1,057,159			949,442
Shareholders' equity	82,070			56,682
Total liabilities and shareholders' equity	$1,139,229			$1,006,124
Net interest income and net
interest rate spread including
non-interest bearing deposits		$25,522	3.17%		$24,978	3.46%

Net interest margin			3.18%			3.48%

Provision for Loan Losses.  The Company recognized a negative provision for loan losses in the third quarter of fiscal year 2011 of $0.2 million compared to a provision of $0.6 million for the same period in the prior fiscal year.  A negative provision of $0.3 million related to the discontinuance of the MPS iAdvance loan program which was partially offset by a provision for loan losses of $0.1 million for the Retail Bank segment.

For the nine months ended June 30, 2011, the Company recorded a provision of $0.1 million compared to a provision of $14.8 million for the same period in the prior fiscal year due to the aforementioned factors.  Also see Notes 2 and 3 to the Notes to Condensed Consolidated Financial Statements and “Financial Condition - Non-performing Assets and Allowance for Loan Losses” herein for further discussion.

Non-Interest Income.  Non-interest income decreased by $10.1 million, or 53.7%, to $8.7 million from $18.8 million in the prior fiscal year third quarter.  Fees earned on MPS-related programs were $8.3 million for the third quarter of fiscal year 2011, compared to $18.2 million for the same quarter in fiscal year 2010.  The decline in this quarter was primarily due to the discontinuance of the iAdvance and certain tax-related programs in the MPS segment and the reimbursement of $4.8 million in card fees related to the previously disclosed OTS administrative actions related to the iAdvance program.  For the nine months ended June 30, 2011, non-interest income decreased by $35.0 million, or 44.6%, to $43.5 million from $78.5 million for the same period in the prior fiscal year.  Fees earned on prepaid debit cards, income tax-related programs and other payment systems products and services were $40.7 million for the nine months ended June 30, 2011, compared to $74.9 million for the same period in fiscal year 2010.

In addition, the Bank did not sell any mortgage-backed securities in the 2011 fiscal third quarter compared to $0.2 million in the prior fiscal year third quarter.  For the nine months ended June 30, 2011 and 2010, the Bank sold mortgage-backed securities resulting in a gain on sale of available for sale securities in the amount of $1.2 million and $2.1 million, respectively.

Non-Interest Expense.  Non-interest expense decreased by $1.8 million, or 8.7%, to $19.3 million for the third quarter of fiscal year 2011 from $21.1 million for the same quarter in fiscal year 2010.  Non-interest expense decreased by $8.6 million, or 11.9%, to $64.2 million for the nine months ended June 30, 2011 from $72.8 million for the same period in fiscal year 2010.

The reduction was primarily attributable to a reduction in card processing expense, which declined $2.2 million from $8.1 million in the third quarter of fiscal year 2010 to $5.9 million in the current quarter due to the discontinuance of the iAdvance and tax-related programs that were previously disclosed in the Company’s Form 8-K filings on October 12 and October 18, 2010.  For the nine months ended June 30, 2011, card processing expense totaled $19.2 million, compared to $29.9 million for the same period in the prior fiscal year.

Compensation expense decreased $0.3 million to $7.2 million for the three months ended June 30, 2011 as compared to $7.5 million for the same period in fiscal 2010.  For the nine months ended June 30, 2011, compensation expense totaled $23.1 million, compared to $25.0 million for the same period in the prior fiscal year.  Overall staffing is 3% lower than at June 30, 2010.

Goodwill impairment expense was recorded for the nine months ended June 30, 2011 of $1.5 million due to the Traditional Bank segment’s write off of goodwill due to impairment related primarily to the decline in stock price of the Company in the quarter ended December 31, 2010.  There was no goodwill impairment expense due to impairment in the nine months ended June 30, 2010.

On December 9, 2010, the Bank discovered that two wire transfers in the amount of approximately $1.1 million had been fraudulently initiated several days before through identify theft.  The Bank recorded a loss of $0.6 million at December 31, 2010.  After investigation, in March 2011, the Bank established a bond insurance receivable of $0.5 million for the balance of the fraud.

During the third quarter of fiscal year 2011, the Company recorded as card processing expense a civil money penalty of $0.4 million as part of the overall OTS-related settlement.

Income Tax. Income tax benefit for the third quarter of fiscal year 2011 was $0.6 million, or an effective tax rate of 36.9%, compared to income tax expense of $2.1 million, or an effective tax rate of 37.7%, for the same period in the prior fiscal year.  For the nine months ended June 30, 2011, the Company recorded an income tax expense in the amount of $2.4 million, or an effective tax rate of 49.0%, compared to $5.9 million, or an effective tax rate of 37.5% for the same period in the prior fiscal year.  The Company’s recorded income tax expense and the effective tax rate was impacted by permanent differences between book and taxable income primarily related to the write off of goodwill of $1.5 million and the assessment of $0.4 million.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2011, the Company had commitments to originate and purchase loans and unused lines of credit totaling $37.5 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank's actual capital and required capital amounts and ratios at June 30, 2011 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
At June 30, 2011	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$78,748	7.39%	$15,989	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	78,748	7.39	42,638	4.00		53,298	5.00
Tier 1 (core) capital (to risk-weighted assets)	78,748	18.85	16,708	4.00		25,062	6.00
Total risk-based capital (to risk-weighted assets)	83,630	20.02	33,416	8.00		41,770	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At June 30, 2011, the Bank exceeded all requirements for the well capitalized category.

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

Presented below, at June 30, 2011 and September 30, 2010, is an analysis of the Company's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for June 30, 2011 and September 30, 2010 due to the extremely low rate environment.  At both June 30, 2011 and September 30, 2010, the Company’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors.

June 30, 2011					September 30, 2010
			Estimated Increase					Estimated Increase
		Estimated	(Decrease) in NPV				Estimated	(Decrease) in NPV
Change in		NPV			Change in		NPV
Interest Rates		Amount	Amount	Percent	Interest Rates		Amount	Amount	Percent
			(Dollars in Thousands)					(Dollars in Thousands)
Basis Points					Basis Points
+200	bp	124,895	(9,258)	-6.90%	+200	bp	79,622	7,624	10.59%
+100	bp	133,758	(396)	-0.30%	+100	bp	83,851	11,853	16.46%
-		134,154	-	-	-		71,998	-	-

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to the Company’s Business

The compliance obligations and restrictions on our interest payments and dividends under the recent OTS enforcement actions may have an adverse effect on us and preclude payments to holders of our securities.

As described in this Quarterly Report, on July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (the "Orders") issued by the OTS. Among other things, the Orders require the Company and Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the previously disclosed OTS Supervisory Directives as well as plans for enhancing Company and Bank capital and require OTS non-objection for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt. Our compliance with the Orders will be subject to the review and supervision of the OCC with respect the Bank and the Federal Reserve Board with respect to the Company. There can be no assurance that we can fully comply with the requirement of the Orders or receive non-objection to our payment of dividends and interest.  See Note 12 of the “Notes to Condensed Consolidated Financial Statements,” which is included in Part I. Financial Information of this Report for a discussion of the OTS Enforcement Actions and Regulatory Matters.

The OCC and Federal Reserve Board are our banking regulators as of July 21, 2011 and we may not be able to comply with applicable banking regulations and the terms of the Orders to their satisfaction.

As a result of the integration of the OTS into the OCC, our on-going compliance with applicable banking laws and the Orders will be subject to the review and supervision of the OCC with respect the Bank and the Federal Reserve with respect to the Company, both of which are new bank regulators for us as of July 21, 2011.  The OCC is not familiar with our operations, nor we with theirs.  The Federal Reserve was our regulator for several years until 2008, when we sold our commercial bank and therefore ceased to be a bank holding company. We cannot predict how the OCC and the Federal Reserve will evaluate our Bank and us, respectively, notwithstanding our intention to cooperate fully with our new regulators. Our bank regulators have broad discretionary powers to enforce banking laws and regulations and may seek to take informal or formal supervisory action if they deem such actions are necessary or required. In connection with its new supervision authority with respect to savings and loan holding companies, the Federal Reserve issued a proposed rule in April 2011 that announced that its supervision would be “more intensive” than our former regulator, the OTS.  Corrective steps could result in, among other things, presently unforeseen operating limitations and increased compliance costs for internal and external resources.

Our most recent Community Reinvestment Act rating could have a negative effect on the OCC's review of certain banking applications.
Under the Community Reinvestment Act (the "CRA"), the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. In the Bank's most recent CRA examination, notwithstanding that the Bank's record was consistent with an overall rating of "Satisfactory," the Bank received a "Needs to Improve" rating due to the criticized credit practices associated with the iAdvance product, which the Bank is no longer offering.  The CRA requires the OCC, our new regulator, to take such rating into account in considering an application for any of the following: (i) the establishment of a domestic branch; (ii) the relocation of its main office or of a branch; (iii) the merger or consolidation with or acquisition of assets or assumption of liabilities of an insured depository institution; or (iv) the conversion of the Bank to a national charter. If the Bank submitted any of the above-listed applications, the OCC may consider the Bank's overall "Needs to Improve" rating negatively.

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

META FINANCIAL GROUP, INC.

Date	August 5, 2011	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date	August 5, 2011	By:	/s/ David W. Leedom
David W. Leedom, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Meta Financial Group, Inc. -  Order to Cease and Desist, dated July 15, 2011 filed on July 18 , 2011 as an exhibit to the Registrants Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

10.2
MetaBank - Order to Cease and Desist, dated July 15, 2011 filed on July 18 , 2011 as an exhibit to the Registrants Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

10.3
Meta Financial Group, Inc. - Stipulation and Consent to Issuance of Order to Cease and Desist, dated July 15, 2011 filed on July 18 , 2011 as an exhibit to the Registrants Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

10.4
MetaBank - Stipulation and Consent to Issuance of Order to Cease and Desist, dated July 15, 2011 filed on July 18 , 2011 as an exhibit to the Registrants Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

10.5
MetaBank - Order of Assessment of a Civil Money Penalty, dated July 15, 2011 filed on July 18 , 2011 as an exhibit to the Registrants Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

10.6
MetaBank - Stipulation and Consent to the Issuance of an Order of Assessment of a Civil Money Penalty, dated July 15, 2011 filed on July 18 , 2011 as an exhibit to the Registrants Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document