Form 10-K
period 2011-09-30
META FINANCIAL GROUP INC
filed 2011-12-20
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-22140.

META FINANCIAL GROUP, INC.
(Name of Registrant as specified in its charter)

Delaware	42-1406262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 East Fifth Street, Storm Lake, Iowa	50588
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (712) 732-4117

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

As of March 31, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Market as of such date, was $39.2 million.

As of December 16, 2011, there were outstanding 3,190,765 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 2012.

META FINANCIAL GROUP, INC.
FORM 10-K

i

Forward-Looking Statements

Meta Financial Group, Inc.®, (“Meta Financial” or “the Company”) and its wholly-owned subsidiary, MetaBank™ (the “Bank” or “MetaBank”), may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission (“SEC”), in its reports to stockholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”, the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the scope of restrictions and compliance requirements imposed by the supervisory directives and/or the Consent Orders (as defined below) entered into by the Company and the Bank with the Office of Thrift Supervision (“OTS”) and any other such actions which may be initiated; the impact of changes in financial services’ laws and regulations, including but not limited to our relationship with our new regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

Available Information

The Company’s website address is www.metabank.com. The Company makes available, through a link with the SEC’s EDGAR database, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and beneficial ownership reports on Forms 3, 4, and 5. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC.

PART I

Item 1.	Business

General

Meta Financial, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a federal savings bank. Meta Financial, on September 20, 1993, acquired all of the capital stock of the Bank in connection with its conversion from the mutual to stock form ownership. Unless the context otherwise requires, references herein to the Company include Meta Financial and the Bank, and all subsidiaries on a consolidated basis.

The Bank, the only direct, active full service banking subsidiary of Meta Financial, is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company that provides services nationwide. The Bank provides a full range of financial services. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, and consumer and commercial business loans primarily in the Bank’s market areas. Due to local economic factors, originations of commercial and multi-family real estate loans and commercial business loans continue to be lower when compared to prior years. The Bank also purchases loan participations from time to time from other financial institutions, but at a lower level compared to prior years, as well as mortgage-backed securities and other investments permissible under applicable regulations. In addition to its community-oriented lending and deposit gathering activities, in 2004, the Bank created a division known as Meta Payment Systems, or MPS, which issues various prepaid cards, consumer credit products, and sponsors ATMs into various debit networks and offers other payment industry products and services. MPS generates fee income and low- and no-cost deposits for the Bank through its activities. As noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K, MPS expanded and played a significant role in the Company’s financial performance in fiscal 2010 and fiscal 2011.

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

The Company’s primary commercial banking market area includes the Iowa counties of Buena Vista, Dallas and Polk, and the South Dakota counties of Brookings, Lincoln, Minnehaha and Moody. Iowa ranks 10th and South Dakota 17th in “The Best States for Business and Careers” (Forbes.com, November 2011). Iowa has low corporate income and franchise taxes. South Dakota has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

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

Brookings is located in Brookings County, South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis. The Bank’s market area encompasses approximately a 60-mile radius of Brookings. The area is generally rural, and agriculture is a significant industry in the community. South Dakota State University is the largest employer in Brookings. The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics, Twin City Fan, and Rainbow Play Systems, Inc. The Brookings market operates from an office located in downtown Brookings.

Des Moines, Iowa’s capital, is located in central Iowa. Des Moines was ranked 2nd in “The Best Places for Business and Careers” (Forbes.com, June 2011). The Des Moines market area encompasses Polk County and surrounding counties. The Bank’s Central Iowa main office is located in the heart of downtown Des Moines. The Urbandale office is in a high growth area just off I-80 at the intersection of two major streets. The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall. The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area. The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines. The Jordan Creek office is located near Jordan Creek Town Center in West Des Moines, one of the fastest growing communities in the State of Iowa and the Greater Des Moines area. The Des Moines metro area is one of the top three insurance centers in the world, with sixty-seven insurance company headquarters and over one hundred regional insurance offices. Major employers include Principal Life Insurance Company, Iowa Health – Des Moines, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., City of Des Moines, United Parcel Service, Nationwide Mutual Insurance Co., Pioneer Hi Bred International Inc., and Wells Fargo Financial and Home Mortgage. Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University – Osteopathic Medical Center, Grand View College, AIB College of Business, and Upper Iowa University. The unemployment rate in the Des Moines metro area was 5.6% as of September 2011.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis. The Sioux Falls market area encompasses Minnehaha and Lincoln counties. The main branch is located at the high growth area of 57th and Western. Other branches are located at 33rd and Minnesota and the intersection of 12th and Elmwood. On Forbes’ July 2011 list of “The Best Places for Business and Careers,” Sioux Falls ranked No. 2 among the best small cities. Major employers in the area include Sanford Health, Avera McKennan Hospital, John Morrell & Company, Citibank (South Dakota) NA, and Hy-Vee Food Stores. Sioux Falls is home to Augustana College and The University of Sioux Falls. The unemployment rate in Sioux Falls was 4.1% as of September 2011.

Several of the Company’s market areas are dependent on agriculture and agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices. Presently, economic conditions in the agricultural sector of the Company’s market area are stronger than they have been for several years. Crop yields in 2011 were variable due to the abnormally wet spring followed by an extremely hot and dry July. Overall, in the Company’s market areas, most crop yields were still average to above average. Near record crop and livestock prices in 2011 led to near record farm income, pushing farmland prices to all-time highs in the Company’s market areas. The agricultural economy is accustomed to commodity price fluctuations and is generally able to handle such fluctuations without significant problems. Although there has been minimal effect observed to date, an extended period of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins in the agricultural sector, thus reducing demand for goods and services provided by agriculture-related businesses. This could also affect other businesses in the Company’s market area.

Lending Activities

General. Historically, the Company originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, the Company began to focus on the origination of adjustable-rate mortgage (“ARM”) loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate residential mortgage loans. While the Company still originates ARM loans, more recently it has pursued fixed-rate residential mortgage loan originations in response to consumer demand. Most such loans are generally sold in the secondary market. At September 30, 2011, the Company had $237.8 million in fixed-rate loans, and $81.6 million in adjustable rate loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K for further information on Asset/Liability Management.

In addition, the Company has more recently focused its lending activities on the origination of commercial and multi-family real estate loans and, to a lesser extent, commercial business loans. The Company also continues to originate one-to-four family mortgage loans, consumer loans and agriculturally related loans. The Company originates most of its loans in its primary market area. At September 30, 2011, the Company’s net loan portfolio totaled $314.4 million, or 24.6% of the Company’s total assets, as compared to $366.0 million, or 35.6% at September 30, 2010.

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

At September 30, 2011, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $7.7 million. The Company had 24 other lending relationships in excess of $3.3 million as of September 30, 2011. At September 30, 2011, three of these loans totaling $14.8 million were classified as substandard. See “Non-Performing Assets, Other Loans of Concern, and Classified Assets.”

Loan Portfolio Composition. The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated. Balances related to discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
1-4 Family	$34,128	10.7%	$40,454	10.9%	$48,506	12.2%	$55,669	13.0%	$45,153	12.6%
Commercial & Multi Family	194,414	60.9%	204,820	55.1%	232,750	58.4%	222,651	51.2%	169,877	47.1%
Agricultural	20,320	6.4%	25,895	7.0%	26,755	6.7%	30,046	6.9%	16,582	4.6%
Total Real Estate Loans	248,862	78.0%	271,169	73.1%	308,011	77.3%	308,366	71.1%	231,612	64.3%

Other Loans:
Consumer Loans:
Home Equity	14,835	4.6%	16,897	4.5%	18,555	4.7%	21,353	4.9%	23,832	6.6%
Automobile	794	0.2%	737	0.2%	928	0.2%	922	0.2%	1,241	0.4%
Other (1)	18,769	5.9%	30,479	8.2%	16,516	4.1%	27,054	6.3%	11,690	3.2%
Total Consumer Loans	34,398	10.7%	48,113	13.0%	35,999	9.0%	49,329	11.4%	36,763	10.2%

Agricultural Operating	21,200	6.6%	32,528	8.8%	27,889	7.0%	31,153	7.2%	33,143	9.2%
Commercial Business	14,955	4.7%	19,709	5.3%	26,869	6.7%	44,972	10.3%	58,705	16.3%

Total Other Loans	70,553	22.0%	100,350	26.9%	90,757	22.7%	125,454	28.9%	128,611	35.7%
Total Loans	319,415	100.0%	371,519	100.0%	398,768	100.0%	433,820	100.0%	360,223	100.0%

Less:
Deferred Fees and Discounts	79		240		166		160		117
Allowance for Loan Losses	4,926		5,234		6,993		5,732		4,493

Total Loans Receivable, Net	$314,410		$366,045		$391,609		$427,928		$355,613

(1)	Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated. Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate:
1-4 Family	$30,410	9.5%	$34,513	9.3%	$42,310	10.6%	$42,952	9.9%	$34,157	9.5%
Commercial & Multi Family	155,786	48.8%	163,843	44.0%	180,891	45.3%	171,114	39.4%	128,495	35.6%
Agricultural	16,416	5.1%	16,937	4.6%	17,317	4.4%	20,262	4.6%	11,610	3.2%
Total Fixed-Rate Real Estate Loans	202,612	63.4%	215,293	57.9%	240,518	60.3%	234,328	53.9%	174,262	48.3%
Consumer	15,494	4.9%	19,066	5.1%	17,398	4.4%	42,192	9.7%	21,470	6.0%
Agricultural Operating	12,570	3.9%	22,490	6.0%	15,752	3.9%	16,840	3.9%	16,519	4.6%
Commercial Business	7,138	2.3%	11,147	3.1%	15,576	3.9%	25,224	5.8%	31,386	8.7%
Total Fixed-Rate Loans	237,814	74.5%	267,996	72.1%	289,244	72.5%	318,584	73.3%	243,637	67.6%

Adjustable Rate Loans:
Real Estate:
1-4 Family	3,718	1.2%	5,941	1.6%	6,196	1.6%	12,717	2.9%	10,996	3.1%
Commercial & Multi Family	38,628	12.1%	40,977	11.0%	51,859	13.0%	51,537	11.9%	41,382	11.5%
Agricultural	3,904	1.2%	8,958	2.5%	9,438	2.4%	9,784	2.3%	4,972	1.4%
Total Adjustable Real Estate Loans	46,250	14.5%	55,876	15.1%	67,493	17.0%	74,038	17.1%	57,350	16.0%
Consumer	18,904	5.9%	29,047	7.8%	18,601	4.7%	7,137	1.7%	15,293	4.2%
Agricultural Operating	8,630	2.7%	10,038	2.7%	12,137	3.0%	14,313	3.3%	16,624	4.6%
Commercial Business	7,817	2.4%	8,562	2.3%	11,293	2.8%	19,748	4.6%	27,319	7.6%
Total Adjustable Loans	81,601	25.5%	103,523	27.9%	109,524	27.5%	115,236	26.7%	116,586	32.4%
Total Loans	319,415	100.0%	371,519	100.0%	398,768	100.0%	433,820	100.0%	360,223	100.0%

Less:
Deferred Fees and Discounts	79		240		166		160		117
Allowance for Loan Losses	4,926		5,234		6,993		5,732		4,493

Total Loans Receivable, Net	$314,410		$366,045		$391,609		$427,928		$355,613

The following table illustrates the interest rate sensitivity of the Company’s loan portfolio at September 30, 2011. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third party sources.

	Real Estate (1)		Consumer		Commercial Business		Agricultural Operating		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During Years
Ending September 30,

2012 (2)	$19,705	5.27%	$8,156	5.39%	$5,564	4.93%	$15,211	5.30%	$48,636	5.26%
2013-2014	55,436	5.93%	4,990	5.77%	5,256	5.26%	2,239	5.97%	67,921	5.87%
2015 and following	173,721	6.03%	21,252	6.31%	4,135	6.28%	3,750	5.32%	202,858	6.05%
Total	$248,862		$34,398		$14,955		$21,200		$319,415
_______________________
(1)	Includes one-to-four family, multi family, commercial and agricultural real estate loans.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. At September 30, 2011, the Company’s one- to four-family residential mortgage loan portfolio totaled $34.1 million, or 11% of the Company’s total gross loan portfolio. See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.” At September 30, 2011, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $61,000.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction. During the year ended September 30, 2011, the Company originated $4.8 million of adjustable-rate loans and $33.6 million of fixed-rate loans secured by one- to four-family residential real estate. The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent appraisers approved by the Board of Directors. The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has not engaged in sub-prime residential mortgage originations.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and, in order to supplement its loan portfolio, has purchased whole loan and participation interests in loans from other financial institutions. At September 30, 2011, the Company’s commercial and multi-family real estate loan portfolio totaled $194.4 million, or 61% of the Company’s total gross loan portfolio. The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West. See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.” The Company purchased $5.5 million, $4.8 million, and $41.7 million, of such loans during fiscal 2011, 2010 and 2009, respectively. At September 30, 2011, $13.0 million, or 6.7% of the Company’s commercial and multi-family real estate loans, was non-performing. See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

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

At September 30, 2011, the Company’s largest commercial and multi-family real estate loan was a $7.7 million loan secured by real estate. At September 30, 2011, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $698,000.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired. At September 30, 2011, the Bank’s nonresidential real estate loans totaled 195% of risk-based capital.

Agricultural Lending. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm related products. At September 30, 2011, the Company had agricultural real estate loans secured by farmland of $20.3 million or 6% of the Company’s gross loan portfolio. At the same date, $21.2 million, or 7% of the Company’s gross loan portfolio, consisted of secured loans related to agricultural operations. Agricultural related lending constituted 13% of the gross loan portfolio.

Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 2011, the average outstanding principal balance of an agricultural operating loan held by the Company was $112,000. At September 30, 2011, none of the Company’s agricultural operating loans was non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter. In addition, such loans generally amortize over a period of ten to 20 years. Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury security or prime rate. Fixed-rate agricultural real estate loans generally have terms up to five years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. At September 30, 2011, none of the Company’s agricultural real estate portfolio was non-performing.

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

Consumer Lending- Retail Bank. The “Retail Bank” (generally referring to operations in our four market areas discussed earlier) offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits. In addition, the Retail Bank offers other secured and unsecured consumer loans. The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas. The Retail Bank originates consumer loans on both a direct and indirect basis. At September 30, 2011, the Retail Bank’s consumer loan portfolio totaled $18.2 million, or 6% of its total gross loan portfolio. Of the consumer loan portfolio at September 30, 2011, $11.4 million were short- and intermediate-term, fixed-rate loans, while $6.8 million were adjustable-rate loans.

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

The Retail Bank primarily originates automobile loans on a direct basis. Direct loans are loans made when the Retail Bank extends credit directly to the borrower, as opposed to indirect loans, which are made when the Retail Bank purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers. The Retail Bank’s automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles. Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2011, none of the Company’s consumer loan portfolio was non-performing.

Consumer Lending - MPS. MPS has a loan committee consisting of members of Executive Management. This committee, known as the MPS Credit Committee (the “Committee”), is charged with monitoring, evaluating, and reporting portfolio performance and the overall credit risk posed by its credit products. All proposed credit programs must first be reviewed and approved by the Committee before such programs are presented to the Company’s Board of Directors for approval. The Board of Directors is ultimately responsible for final approval of any credit program. Among other things, under the terms of a Consent Order, the Bank, absent prior permission from its primary federal regulator, may not originate tax refund anticipation loans or offer a tax refund processing service. See “Regulation – Bank Supervision and Regulation – OTS Consent Orders and Related Matters.”

At September 30, 2011, MPS’ consumer loan portfolio totaled $16.2 million, or 5% of the Company’s total gross loan portfolio. Of the consumer loan portfolio at September 30, 2011, $4.1 million were short- and intermediate-term, fixed-rate loans, while $12.1 million were adjustable-rate loans.

The Company believes that well-managed, nationwide credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and affords the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns. Therefore, subject to the Consent Order, MPS designs and administers certain credit programs that seek to accomplish these objectives. For a summary of the Consent Orders and related matters; see “Regulation - Bank Supervision and Regulation – OTS Consent Orders and Related Matters.”

MPS has strived to offer consumers innovative payment products, including credit products. Most credit products have fallen into one of two general categories: (1) sponsorship lending and (2) portfolio lending. In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk. MPS’s sponsorship lending programs are governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors. A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment. Several portfolio lending programs also have a contractual provision that has indemnified MPS and the Bank for credit losses that meet or exceed predetermined levels. Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk. Therefore, MPS has strived to employ policies, procedures, and information systems that are commensurate with the added risk and exposure. Due to supervisory directives issued by our regulator, an MPS lending program - iAdvance – was eliminated effective October 13, 2010. In addition, our third party relationship programs have been limited to third party relationships in existence at the time the directives were issued, absent prior approval to engage in new relationships. For additional discussion, see “Regulation - Bank Supervision and Regulation – OTS Consent Orders and Related Matters.”

The Company recognizes that concentrations of credit may naturally occur and may take the form of a large volume of related loans to an individual, a specific industry, a geographic location, or an occupation. Credit concentration is a direct, indirect, or contingent obligation that has a common bond where the aggregate exposure equals or exceeds a certain percentage of the Bank’s Tier 1 Capital plus the Allowance for Loan Losses.

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

Pursuant to the terms of its Consent Order, the Bank adopted a new concentration policy including enhanced risk analysis, monitoring and management for its respective concentration limits.

Commercial Business Lending. The Company also originates commercial business loans. Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At September 30, 2011, $15.0 million, or 5% of the Company’s total gross loan portfolio, was comprised of commercial business loans.

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

The largest commercial business loan outstanding at September 30, 2011 was a $4.4 million loan secured by assets of the borrower. The next largest commercial business loan outstanding at September 30, 2011 was a $3.5 million loan secured by assets of the borrower. At September 30, 2011, the average outstanding principal balance of a commercial business loan held by the Company was approximately $76,000.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company’s commercial business loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 2011, $30,000, or 0.2%, of the Company’s commercial business loan portfolio was non-performing. Commercial business loans have been a declining percentage of the Company’s loan portfolio since 2005.

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

The Company, from time to time, sells whole loans and loan participations, generally without recourse. At September 30, 2011, there were no loans outstanding sold with recourse. When loans are sold, the Company sometimes retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. The Company services loans that it originated and sold totaling $24.8 million at September 30, 2011, of which $16.0 million were sold to Fannie Mae and $8.8 million were sold to others.

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

The following table shows the loan originations (including undisbursed portions of loans in process), purchases, and sales and repayment activities of the Company for the periods indicated. During fiscal 2011, MPS increased sponsorship lending activity by $445 million under two programs due primarily to originating loans under these programs for the full fiscal year as compared to a partial year in fiscal 2010. This increase in volume was partially offset by a decrease in iAdvance loans, which caused the Non-Real Estate Consumer loan originations to decrease in fiscal 2011. During fiscal 2010, the Company originated $415 million of iAdvance loans as compared to only $18 million during fiscal year 2011 as the Company ceased making iAdvance loans on October 13, 2010.

	Years Ended September 30,
	2011	2010	2009
	(Dollars in Thousands)

Originations by Type:
Adjustable Rate:
Real Estate - 1-4 Family	$4,793	$4,298	$5,783
-Commercial and Multi-Family	3,169	18,157	13,168
-Agricultural Real Estate	2,242	3,012	6,847
Non-Real Estate - Consumer	6,219	10,612	60,393
-Commercial Business	22,492	20,020	27,224
-Agricultural Operating	31,318	20,345	22,374
Total Adjustable Rate	70,233	76,444	135,789

Fixed Rate:
Real Estate - 1-4 Family	33,563	28,007	49,566
-Commercial and Multi-Family	28,282	45,863	43,688
-Agricultural Real Estate	9,158	4,133	3,106
Non-Real Estate - Consumer	969,203	984,415	405,001
-Commercial Business	3,444	7,797	9,471
-Agricultural Operating	49,883	54,760	39,512
Total Fixed-Rate	1,093,533	1,124,975	550,344
Total Loans Originated	1,163,766	1,201,419	686,133

Purchases:
Real Estate - 1-4 Family	-	-	1,116
-Commercial and Multi-Family	5,523	4,795	41,745
- Agricultural Real Estate	61	392	7,497
Non-Real Estate - Commercial Business	-	400	-
- Agricultural Operating	236	3,343	-
Total Loans Purchased	5,820	8,930	50,358

Sales and Repayments:
Sales:
Real Estate - 1-4 Family	3,439	2,383	3,158
Real Estate - Commercial and Multi-Family	-	505	-
Non-Real Estate - Consumer	894,605	804,171	268,730
Total Loan Sales	898,044	807,059	271,888

Repayments:
Loan Principal Repayments	324,128	430,321	500,084
Total Principal Repayments	324,128	430,321	500,084
Total Reductions	1,222,172	1,237,380	771,972

Increase (decrease) in other items, net	951	1,467	(838)
Net Decrease	$(51,635)	$(25,564)	$(36,319)

At September 30, 2011, approximately $23.2 million, or 7.3%, of the Company’s gross loan portfolio consisted of purchased loans. The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations. However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

At September 30, 2011, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows: 2% in Iowa and Oregon, 1% each in Washington and Minnesota and the remaining 1% in seven other states.

Non-Performing Assets, Other Loans of Concern, and Classified Assets

When a borrower fails to make a required payment on real estate secured loans and consumer loans within 16 days after the payment is due, the Company generally initiates collection procedures by mailing a delinquency notice. The customer is contacted again, by written notice or telephone, before the payment is 30 days past due and again before 60 days past due. Generally, delinquencies are cured promptly; however, if a loan has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate foreclosure or repossession.

The following table sets forth the Company’s loan delinquencies by type, before allowance for loan losses, by amount and by percentage of type at September 30, 2011.

	Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
			Percent			Percent			Percent
			of			of			of
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
				(Dollars in Thousands)
Real Estate:
1-4 Family	1	$51	2.0%	1	$30	68.2%	6	$127	1.4%
Commercial & Multi-Family	1	2,460	97.0%	-	-	0.0%	4	9,075	98.4%
Agricultural Real Estate	-	-	0.0%	-	-	0.0%	-	-	0.0%
Consumer	2	26	1.0%	1	14	31.8%	1	24	0.2%
Agricultural Operating	-	-	0.0%	-	-	0.0%	-	-	0.0%
Commercial Business	-	-	0.0%	-	-	0.0%	-	-	0.0%
Total	4	$2,537	100.0%	2	$44	100.0%	11	$9,226	100.0%

Delinquencies 90 days and over constituted 2.9% of total gross loans and 0.7% of total assets.

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

The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio. Balances related to the sale of a bank subsidiary in March 2008 treated as discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2011	2010	2009	2008	2007
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family	$85	$39	$266	$942	$243
Commercial & Multi Family	13,025	4,137	11,512	1,302	-
Agricultural Real Estate	-	2,650	-	12	13
Consumer	-	-	-	1	5
Agricultural Operating	-	400	-	-	-
Commercial Business	30	241	871	538	1,867
Total	13,140	7,467	12,649	2,795	2,128

Accruing Loans Delinquent 90 Days or More:
1-4 Family	-	404	-	-	-
Commercial & Multi Family	-	257	-	-	-
Consumer	24	124	-	-	-
Commercial Business	-	-	-	4,600	-
Total	24	785	-	4,600	-

Restructured Loans:
1-4 Family	42	-	-	-	-
Agricultural Operating	-	-	-	121	150
Commercial Business	-	-	-	-	15
Total	42	-	-	121	165

Total Non-Performing Loans	13,206	8,252	12,649	7,516	2,293

Other Assets

Non-Accruing Investments:
Trust Preferred Securities	-	150	-	-	-
Total	-	150	-	-	-

Foreclosed Assets:
1-4 Family	451	143	-	-	-
Commercial & Multi Family	181	606	957	-	229
Agricultural Real Estate	2,020	-	-	-	-
Consumer	-	-	-	-	24
Commercial Business	19	546	1,096	-	65
Total	2,671	1,295	2,053	-	318

Total Other Assets	2,671	1,445	2,053	-	318

Total Non-Performing Assets	$15,877	$9,697	$14,702	$7,516	$2,611
Total as a Percentage of Total Assets	1.24%	0.94%	1.76%	1.06%	0.38%

For the year ended September 30, 2011, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $1.5 million, of which none was included in interest income.

Non-Accruing Loans. At September 30, 2011, the Company had $13.2 million in non-accruing loans, which constituted 4.1% of the Company’s gross loan portfolio, or 1.0% of total assets. At September 30, 2010, the Company had $7.5 million in non-accruing loans which constituted 2.0% of its gross loan portfolio, or 0.8% of total assets. The fiscal 2011 increase in non-performing loans relates to an increase in non-accruing loans in the commercial and multifamily category from $4.1 million to $13.0 million. There are 5 commercial and multi-family loans in non-accrual status at September 30, 2011.

Accruing Loans Delinquent 90 Days or More. At September 30, 2011, the Company had $24,000 in accruing loans delinquent 90 days or more.

Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by our regulator, the OCC, to be of lesser quality as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

On the basis of management’s review of its assets, at September 30, 2011, the Company had classified a total of $42.7 million of its assets as substandard, $60,000 as doubtful and none as loss. There were $2.7 million real estate owned or other foreclosed assets at September 30, 2011.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management recognizes that the current slow economic recovery may continue to strain the financial condition of some borrowers. Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience. Concerns regarding the recovery, have led management to the conclusion that future losses in its commercial and multi-family and commercial business portfolio may be somewhat higher than historical experience. On the other hand, current trends in agricultural markets remain reasonable. Reasonable commodity prices and yields created positive economic conditions for most farmers in our markets in 2011. Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience. Management believes that the aforementioned recovery may also negatively impact consumers’ repayment capacities. Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns.

The allowance for loan losses established by MPS results from an estimation process that evaluates relevant characteristics of its credit portfolio(s). MPS also considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses. Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process. Due to the varied and unknown nature and structures of future credit programs, the exact methodology to determine the allowance for loan losses for each program will not be identical. Each program may have differing attributes including such factors as levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics, and other factors. Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program. Each program will need to be evaluated separately and with potentially different methodologies. The increased charge-offs in fiscal 2010 for MPS credit resulted primarily from borrowers in a pre-season tax-related program that peaked in January 2010. Management pro-actively established a provision for loan losses for these loans during the tax pre-season offering period. The majority of the charge-offs for these pre-season tax loans were recorded against the allowance for loan losses in the third quarter of fiscal 2010. The charge-offs were in accordance with management’s expectations of the pre-season tax loan program. A reduction in charge offs in the MPS loan portfolio during fiscal 2011 is due to the discontinuance of iAdvance and tax-related loan programs in October 2010.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2011 reflects an adequate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its bank regulator, the OCC, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan losses. Balances related to the sale of a bank subsidiary in March 2008 treated as discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Balance at Beginning of Period	$5,234	$6,993	$5,732	$4,493	$6,391

Charge Offs:
1-4 Family	(229)	(185)	(28)	(2)	-
Commercial & Multi Family	(61)	(6,979)	(2,052)	-	(1,762)
Consumer	(774)	(12,139)	(8,168)	(5)	(50)
Commercial Business	(43)	(102)	(7,685)	(1,542)	(3,803)
Agricultural Operating	-	-	(151)	-	-
Total Charge Offs	(1,107)	(19,405)	(18,084)	(1,549)	(5,615)
Recoveries:
1-4 Family	-	1	465	7	-
Commercial & Multi Family	102	-	-	-	-
Consumer	419	1,242	90	12	3
Commercial Business	-	402	39	38	546
Agricultural Operating	-	210	38	16	-
Total Recoveries	521	1,855	632	73	549

Net Charge Offs	(586)	(17,550)	(17,452)	(1,476)	(5,066)
Provision Charged to Expense	278	15,791	18,713	2,715	3,168
Balance at End of Period	$4,926	$5,234	$6,993	$5,732	$4,493

Ratio of Net Charge Offs During the Period to
Average Loans Outstanding During the Period	0.17%	4.36%	4.12%	0.36%	1.43%

Ratio of Net Charge Offs During the Period to
Non-Performing Assets at Year End	3.69%	180.98%	118.70%	19.64%	194.03%

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
			(Dollars in Thousands)

One-to-Four Family Real Estate	$165	10.68%	$50	11.00%	$59	12.21%	$98	12.96%	$111	12.59%
Commercial & Multi Family Real Estate	3,901	60.87%	3,053	55.06%	4,231	58.33%	3,236	51.24%	1,246	47.13%
Agricultural Real Estate	-	6.36%	111	6.97%	111	6.70%	94	6.91%	70	4.60%
Consumer	16	10.77%	738	12.93%	243	9.03%	207	11.36%	153	10.20%
Agricultural Operating	67	6.64%	125	8.74%	569	7.00%	1,645	7.18%	178	9.19%
Commercial Business	36	4.68%	131	5.30%	792	6.73%	148	10.35%	2,404	16.29%
Unallocated	741	-	1,026	-	988	-	304	-	331	-
Total	$4,926	100.00%	$5,234	100.00%	$6,993	100.00%	$5,732	100.00%	$4,493	100.00%
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

As of September 30, 2011, the Company’s entire investment and mortgage-backed securities portfolios were classified as available for sale. For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 3 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As of September 30, 2011, investment and mortgage-backed securities with fair values of approximately $172.4 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances and reverse repurchase agreements. For additional information regarding the Company’s collateralization of borrowings, see Notes 8 and 9 to the “Notes to Consolidated Financial Statement,” which is included in Part II, Item 8 “ Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

	At September 30,
	2011	2010	2009
	(Dollars in Thousands)

Investment Securities
Trust Preferred & Corporate Securities (1)	$22,112	$17,551	$15,201
Municipal Bonds	6,218	3,916	2,365
Subtotal	28,330	21,467	17,566

FHLB Stock	4,737	5,283	7,050

Total Investment Securities and FHLB Stock	$33,067	$26,750	$24,616

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and
Federal Funds Sold (2)	$271,621	$80,811	$1,198
___________
(1)
Within the trust preferred securities presented above, there are no securities from individual issuers that exceed 10% of the Company’s total equity. The name and the aggregate market value of securities of each individual issuer as of September 30, 2011 are as follows: Key Corp Capital I, $3.3 million; Bank Boston Capital Trust IV, $3.0 million; BankAmerica Capital III, $3.1 million; PNC Capital Trust, $3.6 million; Huntington Capital Trust II, $3.4 million.

(2)
The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and private institutions. At September 30, 2011, the Company had no interest bearing deposits held at the FHLB and $271.6 million in interest bearing deposits held at the FRB, respectively. At September 30, 2011, the Company had no federal funds sold at any private institution.

The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2011
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Trust Preferred & Corporate Securities	$-	$5,713	$-	$16,399	$30,582	$22,112
Municipal Bonds	458	1,324	2,311	2,125	5,937	6,218
Total Investment Securities	$458	$7,037	$2,311	$18,524	$36,519	$28,330

Weighted Average Yield (1)	6.09%	3.46%	3.94%	1.56%	1.97%	2.30%
_____________
(1)	Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

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

At September 30, 2011, the Company had mortgage-backed securities with an amortized cost of $520.2 million, representing 85% of the total portfolio, which had fixed rates of interest and $52.0 million, representing 8.4% of the total portfolio, which had adjustable rates of interest.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2011, $302.1 million or 51% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	At September 30,
	2011	2010	2009
	(Dollars in Thousands)

CMO	$-	$-	$-
Freddie Mac	20,558	13,590	53,353
Fannie Mae	257,612	41,015	118,805
Ginnie Mae	312,748	430,780	175,114
Privately Issued Mortgages Pass-Through Certificates	-	-	-
Total	$590,918	$485,385	$347,272

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2011. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

	September 30, 2011
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Freddie Mac	$-	$-	$-	$20,558	$19,930	$20,558
Fannie Mae	-	-	77,201	180,411	251,834	257,612
Ginnie Mae	-		15,007	297,741	300,703	312,748
Total Investment Securities	$-	$-	$92,208	$498,710	$572,467	$590,918

Weighted Average Yield	0.00%	0.00%	2.56%	3.52%	3.36%	3.37%

At September 30, 2011, the contractual maturity of 84.4% of all of the Company’s mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

For all securities that are considered temporarily impaired, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which may occur at maturity. The Company believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.

In fiscal 2011, there were no other-than-temporary impairments recorded. In fiscal 2010, the other-than-temporary impairments recorded against the trust preferred securities were $350,000. No other-than-temporary impairments were recorded against earnings during fiscal 2009.

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

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of statement savings accounts, money market savings accounts, NOW and regular checking accounts, deposits related to prepaid cards that are primarily categorized as checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 months. The Retail Bank solicits deposits from its primary market area and relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits.

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

At September 30, 2011, $925.2 million of the Company’s deposit portfolio was attributable to MPS. The majority of these deposits represent un-spent funds on prepaid debit cards and other stored value products. $925.1 million are included with non-interest-bearing checking accounts and $0.1 million are included with money market accounts on the Company’s Consolidated Statement of Financial Condition. Generally, these deposits do not pay interest. MPS originates debit card programs through outside sales agents and other financial institutions. As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products. If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification. MPS has not experienced any significant outflows thus far related to card programs over the six years prior to the imposition of the supervisory directive implemented during the first quarter of fiscal 2011, and, although the potential for migration is higher now due to restrictions on the Bank, the Company’s low cost and no cost deposits have grown, as demonstrated below. See “Regulation - Bank Supervision and Regulation – OTS Consent Orders and Related Matters.” The Company takes this additional risk into account when planning its investment and liquidity strategies, but no assurance can be given that our efforts will remain successful. See “Risk Factors” which is included in Item 1A of this Annual Report on Form 10-K. The increase in deposits arising from MPS has also allowed the Bank to reduce its reliance on higher costing certificates of deposits and public funds.

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2011	2010	2009
	(Dollars in Thousands)

Opening Balance	$897,454	$653,747	$499,804
Deposits	124,923,489	112,086,496	91,862,382
Withdrawals	(124,681,473)	(111,845,663)	(91,713,207)
Sale of Deposits	-	-	-
Interest Credited	2,150	2,874	4,768

Ending Balance	$1,141,620	$897,454	$653,747

Net Increase	$244,166	$243,707	$153,943

Percent Increase	27.21%	37.28%	30.80%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Non-Interest Bearing Demand Accounts	$945,956	82.86%	$675,163	75.23%	$442,158	67.63%
Interest Bearing Demand Accounts	31,249	2.74	29,976	3.34	15,602	2.39
Savings Accounts	11,136	0.97	10,821	1.20	10,001	1.53
Money Market Accounts	36,717	3.22	35,422	3.95	39,823	6.09

Total Non-Certificate	1,025,058	89.79	751,382	83.72	507,584	77.64

Certificates:

Variable	284	0.03	380	0.04	524	0.08
0.00 - 1.99%	74,145	6.49	82,716	9.22	36,523	5.59
2.00 - 3.99%	35,189	3.08	51,852	5.78	78,288	11.98
4.00 - 5.99%	6,944	0.61	11,114	1.24	30,806	4.71
6.00 - 7.99%	-	-	10	0.00	22	0.00

Total Certificates	116,562	10.21	146,072	16.28	146,163	22.36
Total Deposits	$1,141,620	100.00%	$897,454	100.00%	$653,747	100.00%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2011.

	Variable	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

December 31, 2011	$47	$30,300	$2,214	$497	$-	$33,058	28.4
March 31, 2012	106	5,703	1,394	1,223	-	8,426	7.2
June 30, 2012	48	12,201	1,373	1,018	-	14,640	12.6
September 30, 2012	40	4,564	811	819	-	6,234	5.3
December 31, 2012	22	12,453	16,636	2,803	-	31,914	27.4
March 31, 2013	21	1,257	1,368	151	-	2,797	2.4
June 30, 2013	-	3,177	1,922	20	-	5,119	4.4
September 30, 2013	-	1,375	517	-	-	1,892	1.6
December 31, 2013	-	1,244	889	413	-	2,546	2.2
March 31, 2014	-	285	637	-	-	922	0.8
June 30, 2014	-	297	614	-	-	911	0.8
September 30, 2014	-	170	1,057	-	-	1,227	1.0
Thereafter	-	1,119	5,757	-	-	6,876	5.9

Total	$284	$74,145	$35,189	$6,944	$-	$116,562	100.0%

Percent of total	0.2%	63.6%	30.2%	6.0%	0.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2011.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$20,998	$6,717	$13,607	$37,279	$78,601

Certificates of deposit of $100,000 or more	12,060	1,709	7,267	16,925	$37,961

Total certificates of deposit	$33,058	$8,426	$20,874	$54,204	$116,562

At September 30, 2011, there were $0.6 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings. Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings historically have consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2011, the Bank had $11.0 million of advances from the FHLB and the ability to borrow up to an approximate additional $214.7 million. At September 30, 2011, there were no advances that had terms to maturity of one year or less. The remaining $11.0 million had maturities ranging up to 8 years.

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

From time to time, the Company has offered retail repurchase agreements to its customers. These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000. The proceeds of these transactions are used to meet cash flow needs of the Company. At September 30, 2011, the Company had $8.1 million of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities. The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into. At September 30, 2011, the Company had no wholesale repurchase agreements outstanding.

At September 30, 2011, the Company did not have a line of credit with First Tennessee Bank, NA. See Note 8 to the "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail of the Company's borrowings.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, Subordinated Debentures and under the FRB’s Temporary Term Auction Facility (“TAF”) Program borrowings for the periods indicated.

	September 30,
	2011	2010	2009
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$117,000	$148,000	$100,950
Repurchase agreements	11,787	11,880	24,351
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	-	50,000	25,000
Overnight Fed Funds Purchased	20,000	10,000	-

Average Balance:
FHLB advances	$37,947	$75,067	$46,844
Repurchase agreements	6,018	7,479	13,299
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	-	6,113	2,123
Overnight Fed Funds Purchased	1,507	1,689	-

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	September 30,
	2011	2010	2009
	(Dollars in Thousands)

FHLB advances	$11,000	$22,000	$74,800
Repurchase agreements	8,055	8,904	6,686
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	-	-	25,000

Total borrowings	$29,365	$41,214	$116,796

Weighted average interest rate of FHLB advances	6.00%	5.10%	3.26%

Weighted average interest rate of repurchase agreements	0.50%	0.50%	0.49%

Weighted average interest rate of subordinated debentures	4.31%	4.21%	4.38%

Weighted average interest rate of FRB TAF Borrowings	0.00%	0.25%	0.25%

Subsidiary Activities

The subsidiaries of the Company are the Bank and First Midwest Financial Capital Trust I. The Bank has one service corporation subsidiary, First Services Financial Limited (“First Services”). At September 30, 2011, the net book value of the Bank’s investment in First Services was approximately $115,000. The Bank organized First Services in 1983. First Services currently has no active operations. The Company had a subsidiary in prior fiscal periods, Meta Trust, which was sold to a third party on September 30, 2010. The impact to the financial results of the Company was nominal.

Meta Payment Systems® Division

Meta Financial, through the MPS division of its bank subsidiary, is focused on the electronic payments industry and offers a complement of prepaid cards, consumer credit products and other payment industry related products and services that are marketed to consumers through financial institutions and other commercial entities. The products and services offered by MPS are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds. MPS offers specific product solutions in the following areas: (i) prepaid cards, (ii) consumer credit products, and (iii) ATM sponsorship. MPS’ products and services generally target banks, card processors and third parties who market and distribute the cards.

Each segment of MPS’ business is discussed generally below. With respect to the segments, there can be a significant amount of cross-selling and cross-utilization of personnel and resources (e.g., a client asks MPS to develop products for both prepaid and consumer credit needs). As described elsewhere herein, the Bank is subject to restrictions set forth in the supervisory directives issued by the OTS. For further discussion see “Regulation - Bank Supervision and Regulation – OTS Consent Orders and Related Matters.”

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

This segment of MPS’ business can generally be divided into three categories: reloadable cards, non-reloadable cards, and benefit/insurance cards. These programs are typically offered via a third party relationship. We are under restriction, by order of OTS, not to enter into new third party relationships or amend same absent prior approval. For further information, see “Regulation - Bank Supervision and Regulation – OTS Consent Orders and Related Matters.” Government benefits are another growing application for prepaid cards; however, MPS has not focused on this category to date.

Reloadable Cards. The most common reloadable prepaid card programs are payroll cards, whereby an employee’s payroll is loaded to the card by their employer utilizing direct deposit. General Purpose Reloadable (GPR) cards, whereby cards are usually distributed by retailers and can be reloaded an indefinite number of times at participating retail load networks. Other examples of reloadable cards are travel cards which are used to replace travelers checks and can be reloaded a predetermined number of times as well as tax cards where a taxpayer’s refund, refund anticipation loan, or preseason tax loan proceeds are placed on the card. Reloadable cards are generally open loop cards that consumers can use to obtain cash at ATMs or purchase goods and services wherever such cards are accepted for payment.

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

Consumer Credit Products. In its belief that credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and afford the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns, the Company has offered certain credit programs that were designed to accomplish these objectives. One such program – iAdvance – was eliminated at the direction of the OTS effective October 13, 2010. Further, as was the case in fiscal 2011, we will not offer tax-related programs, such as pre-season or refund anticipation loans or refund transfer services in fiscal 2012. For further information, see “Regulation – Bank Supervision and Regulation – OTS Consent Orders and Related Matters.”

MPS has strived to offer consumers innovative payment products, including credit products. Most credit products have fallen into one of two general categories: (1) sponsorship lending and (2) portfolio lending. In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk. MPS’s sponsorship lending programs are governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors. A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment. Several portfolio lending programs also have a contractual provision that has indemnified MPS and the Bank for credit losses that meet or exceed predetermined levels. Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk. Therefore, MPS has strived to employ policies, procedures, and information systems that are commensurate with the added risk and exposure. Due to supervisory directives issued by our regulator, an MPS lending program - iAdvance – was eliminated effective October 13, 2010. In addition, our third party relationship programs have been limited to third party relationships in existence at the time the directives were issued, absent prior approval to engage in new relationships. For additional discussion, see “Regulation - Bank Supervision and Regulation – OTS Consent Orders and Related Matters.”

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

The same restrictions applicable to third-party relationships as described above also apply to our ATM Sponsorship business; See “Regulation – Bank Supervision and Regulation – OTS Consent Orders and Related Matters.”

Regulation

The Company is regulated as a savings and loan holding company by the Federal Reserve. As a savings and loan holding company, the Company is required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve and of the SEC under federal securities laws. The Bank is a federally chartered thrift institution that is subject to broad federal regulation and oversight extending to all of its operations by the OCC, its primary federal regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”) as deposit insurer. The Bank is also a member of the FHLB. See “Risk Factors” which is included in Item 1A of this Annual Report on Form 10-K.

The legislative and regulatory enactments described below have had a material impact upon the operations of the Company and the Bank.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("the Dodd-Frank Act"). In response to the current national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010. The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandates changes in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection. Importantly for the Bank, the Dodd-Frank Act also abolished the OTS on July 21, 2011, and transferred rulemaking authority and regulatory oversight to the OCC with respect to federal savings banks, such as the Bank, and to the Board of Governors of the Federal Reserve System with respect to savings and loan holding companies, such as the Company. While the changes in the law required by the Dodd-Frank Act will most significantly have a major impact on large institutions, even relatively small institutions such as ours will be affected.

Pursuant to the Dodd-Frank Act, the Bank will be subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection (the "Bureau" or “BCFP”). The Bureau will consolidate rules and orders with respect to consumer financial products and services and will have substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank. The Bureau will not, however, examine or supervise the Bank for compliance with such regulations; rather, based on its size, enforcement authority will remain with the Bank's primary federal regulator although the Bank may be required to submit reports or other materials to the Bureau upon its request. The Bureau began to exercise its authority on July 21, 2011 with respect to insured depository institutions like the Bank.

The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing (known as the “Durbin Amendment”). The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rule, interchange fees for debit card transactions are capped at $0.21 plus five basis points to be eligible for a “safe harbor” such that the fee is conclusively reasonable and proportionate. An interim final rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain standards designed by the Federal Reserve are implemented. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. Notably, the interchange fee restrictions in the Durbin Amendment do not apply to the Bank because debit card issuers with total worldwide assets of less than $10 billion are exempt.

The Dodd-Frank Act also included a provision that supplements the Federal Trade Commission Act's prohibitions against practices that are unfair or deceptive by also prohibiting practices that are "abusive." This term has not yet been defined by implementing regulations but, once it is defined, the Bank will be required to evaluate all of its consumer financial products and services to ensure they are in compliance with this provision.

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

The extent to which the new legislation and existing and planned governmental initiatives thereunder will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain. In addition, because some of the component parts of the Dodd-Frank Act will be subject to intensive agency rulemaking and subsequent public comment over the next several months, it is difficult to predict the ultimate effect of the Dodd-Frank Act on us or the Bank at this time. It is likely, however, that our operational expenses will increase as a result of new compliance requirements.

S.A.F.E. Act Requirements. On July 28, 2010, the OTS issued final rules requiring residential mortgage loan originators who are employees of federal savings banks to meet the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the "S.A.F.E. Act"). The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states (the "Registry"). Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered. Federal registrants were permitted to register January 1, 2011.

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

Credit Card Regulation. The Credit Card Accountability Responsibility and Disclosure Act was signed into law on May 22, 2009 (the “Credit Card Act”). The Credit Card Act bans retroactive rate increases, requires that bills be due no less than 21 days from the time of mailing, requires that credit card contracts be accessible on the Internet, and allows consumers to opt-in if they choose to use a card issuer’s over-limit protection. While certain open-end credit programs of the Bank will be impacted by the Credit Card Act, the operational and financial impact to the Bank will be immaterial. The Bank does not anticipate that any of its open-end line of credit programs will be discontinued or extensively modified as a result of the Credit Card Act. Two of the Bank’s credit card programs will have significant changes to the terms and conditions as a result of the Credit Card Act. However, the account portfolio for these programs is relatively small, so any financial impact to the Bank due to any modifications to these programs will be minimal.

Gift card provisions in the Credit Card Act took effect on August 22, 2010. These provisions impose new restrictions on the use of expiration dates and fees on gift cards, including both open-loop and closed-loop cards. Certain provisions can also apply to general purpose reloadable and promotional cards (i.e., reloadable cards that are not marketed or labeled as gift cards, cards not marketed to the general public and cards that are loyalty or award cards are not subject to the fee and expiration restrictions). If a card is subject to the Credit Card Act's fee restrictions, then (1) fees cannot be imposed within a year after the card was issued or within a year after the cardholder's last use, (2) only one fee is permitted in any month, and (3) certain disclosures related to the fees and the timing of their imposition must be clearly and conspicuously disclosed. If a card is subject to the Credit Card Act's expiration provisions, then the card must give consumers a reasonable opportunity to purchase the card with at least five years remaining until the card expiration date and the funds loaded onto such card must not expire before the later of five years after the date on which the card was issued or the card expiration date (if any). As a result of these changes, we expect there will be a reduction in the Company’s revenue of approximately $2.0 million in fiscal 2011.

The Homeowners Affordability and Stability Plan (“HASP”). Announced in February 2009, the HASP is a $75.0 billion dollar federal program providing for loan modifications targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to meet their mortgage payments. It is anticipated that this program will have minimal impact on the Company.

Home Affordable Refinance Program (“HARP”). Announced in November 2011, the HARP is available for refinances of existing and qualified Fannie Mae or Freddie Mac loans only. The goal of the refinance effort, as announced by the President of the United States, is "to provide access to low-cost refinancing for responsible homeowners suffering from falling home prices." The expectation is that refinancing a qualified loan will put responsible borrowers in a better position by reducing their monthly principal and interest payments or moving them from a more risky loan structure (such as interest-only or short-term ARM) to a more stable product. It is anticipated that this program will have minimal impact on the Company.

Privacy. The Bank is required by statute and regulation to disclose their privacy policies to its consumers and, on an annual basis, to its customers. Pursuant to such privacy notices, the Bank’s customers may opt out of the sharing of their nonpublic personal information with non-affiliated third parties. The Bank is also required to appropriately safeguard its customers’ personal information.

Preemption. On July 21, 2011, the preemption provisions of the Dodd-Frank Act became effective, requiring that federal savings associations be subject to the same preemption standards as national banks, with respect to the application of state consumer laws to the inter-state activities of federally chartered depository institutions. Under the preemption standards established under the Dodd-Frank Act for both national banks and federal savings associations, preemption of a state consumer financial law is permissible only if: (1) application of the state law would have a discriminatory effect on national banks or federal thrifts as compared to state banks; (2) the state law is preempted under a judicial standard that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank's or federal thrift's powers before it can be preempted, with such preemption determination being made by the OCC (by regulation or order) or by a court, in either case on a "case-by-case" basis; or (3) the state law is preempted by another provision of federal law other than Title X of the Dodd-Frank Act. Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal thrifts themselves, and not their non-depository institution subsidiaries or affiliates. Specifically, operating subsidiaries of national banks and federal thrifts that are not themselves chartered as a national bank or federal thrift may no longer benefit from federal preemption of state consumer financial laws, which shall apply to such subsidiaries (or affiliates) to the same extent that they apply to any person, corporation or entity subject to such state laws.

Prohibition on Unfair, Deceptive and Abusive Acts and Practices. July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity, the BCFP, which is charged with the mission of protecting consumer interests. The BCFP is responsible for administering and carrying out the purposes and objectives of the federal consumer financial laws and to prevent evasions thereof, with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. With its broad rulemaking powers, the new BCFP has the potential to reshape the consumer financial laws through rulemaking, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.

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

Bank Supervision & Regulation

The Bank is a federally chartered thrift institution that is subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.

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

Any change in the nature of such regulation and oversight, whether by the OCC, the FDIC, the Federal Reserve or legislatively by Congress, could have a material impact on Meta Financial or the Bank and their respective operations. The discussion herein of the regulatory and supervisory structure within which the Bank operates is general and does not purport to be exhaustive or a complete description of the laws and regulations involved in the Bank’s operations. The discussion is qualified in its entirety by the actual laws and regulations.

Federal Regulation of the Bank. As the new primary federal regulator for federal savings associations as of July 21, 2011, the OCC has extensive authority over the operations of federal savings associations, such as the Bank. This regulation and supervision establishes a comprehensive framework for activities in which a federal savings association can engage and is intended primarily for the protection of the Deposit Insurance Fund (“DIF”) and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Given the extensive transfer of former OTS authority to multiple agencies, section 316 of the Dodd-Frank Act requires the OCC to identify and publish in the Federal Register separate lists of the current OTS regulations that the OCC will continue to enforce for federal savings associations after the transfer date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of federal savings associations, the OCC published a final rule on July 21, 2011 that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21, 2011 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations. The OCC's regulations supersede the OTS regulations for purposes of OCC supervision and regulation of federal savings associations.

In promulgating the final rule, the OCC noted that the final rule is part of the OCC's review of its regulations and those of the OTS to determine what changes are needed for the transition to OCC supervision of federal savings associations, and that in future phases of the OCC's regulatory review, the OCC will consider more comprehensive substantive amendments, as necessary, to these regulations. For example, the OCC notes that it may propose to repeal or combine provisions in cases where OCC and former OTS rules are substantively identical or substantially overlap. In addition, the OCC may propose to repeal or modify OCC or former OTS rules where differences in regulatory approach are not required by statute or warranted by features unique to either charter. The OCC expects to publish these amendments in one or more notices of proposed rulemaking. This substantive review also will provide an opportunity for the OCC to ask for comments suggesting revisions to the rules for both national banks and federal savings associations that would remove provisions that are "outmoded, ineffective, insufficient, or excessively burdensome," consistent with the goals outlined in an executive order issued by the President of the United States. Accordingly, it is possible that additional OCC rulemaking could require significant revisions to the regulations under which the Bank operates and is supervised. Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on the Bank and its operations and on the Company and its stockholders.

Business Activities

The activities of federal savings associations are generally governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, many types of lending authority for federal savings associations are limited to a specified percentage of the institution's capital or assets.

Loan and Investment Powers

The Bank derives its lending and investment powers from the Home Owners’ Loan Act (the “HOLA”) and the OCC's implementing regulations thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association's assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association's assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third- party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes.

The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2011, the Bank’s lending limit under these restrictions was $12.9 million. The Bank is in compliance with this lending limit.

OTS Consent Orders and Related Matters.

During 2010, the OTS issued Supervisory Directives to the Bank based on the OTS’ assessment of the Bank’s third-party relationship risk, enterprise risk management, and rapid growth (in the MPS division) and had also advised the Bank that the OTS had determined that the Bank engaged in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act and the OTS Advertising Regulation in connection with the Bank’s operation of the iAdvance line of credit program. On July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (together, the "Orders" or the “Consent Orders”) issued by the OTS. Under the Orders, the OTS and the Bank agreed upon a Remuneration Plan to provide reimbursement to iAdvance Line of Credit borrowers affected by the Bank’s failure to implement a recurring use plan. The Remuneration Plan provides for an aggregate amount of $4.8 million to be paid iAdvance customers. The Bank also stipulated and consented to an Order of Assessment of a Civil Money Penalty (the "Assessment") providing for the Bank's payment of $400,000. The Orders and the Assessment became effective on July 15, 2011. Both sums were paid in the fourth quarter of fiscal 2011. Under the terms of the Orders and the Assessment, the OTS acknowledged that the Company and the Bank neither admitted nor denied the OTS findings in the Orders and the Assessment or that grounds existed to initiate a proceeding.

The Orders require the Company and the Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital and require non-objection by OTS (or its successor) for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt. Under the terms of the Order, the Bank agrees that it will cease and desist from (1) violations of certain laws and regulations and (2) unsafe or unsound practices that resulted in it operating without adequate: (a) internal controls, management information systems and internal audit reviews of its third party sponsorship arrangements; and (b) certain information technology policies and procedures. The limitations related to MPS following the issuance of the Supervisory Directives remain in place. Such limitations include receiving the prior written approval of the Regional Director of the OTS (or its successor) before the Bank may (1) enter into any new third party relationship agreement concerning any credit product, deposit product (including prepaid cards), or automatic teller machine or materially amend any such existing agreement (except for amendments to achieve compliance with applicable laws, regulations, or regulatory guidance); (2) originate, directly or through any third party, tax refund anticipation loans; (3) offer a tax refund transfer processing service directly or through any third party; or (4) offer or originate iAdvance lines of credit to new customers or permit draws on existing iAdvance lines of credit, either directly or through any third party.

The Orders further require the Company and the Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital. Although there can be no assurance that such actions will continue in the future, by separate letter agreement, the OTS took no objection to the Company’s request to prepay its scheduled July 2011 trust preferred security payment; similarly, the Federal Reserve has approved the Company’s declaration of a dividend payable on January 1, 2012 to stockholders of record on December 12, 2011. Both the Company and the Bank remain well-capitalized under federal banking guidelines after the reimbursement and the Assessment.

Since the issuance of the Supervisory Directives and the Consent Orders, the Company and the Bank have been cooperating with the OTS and the OCC to correct those aspects of its operations that were addressed in the Orders, and management of the Company and the Bank believe they have already made substantial progress. The Company and the Bank have completed many of the items in the Orders and expect to complete all of the required actions in the Orders by their respective deadline dates.

Compliance with the Orders will be subject to the review and supervision of the OCC with respect the Bank and the Federal Reserve Board with respect to the Company. There can be no assurance that the Company or the Bank can fully comply with the requirements of the Orders or receive non-objection to the Company's future payment of dividends and interest, or any other activity for which approval or non-objection is required.

On July 21, 2011, pursuant to the Dodd-Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve Board. The OCC is now responsible for the ongoing examination, supervision and regulation of the Bank. The Dodd-Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing the federal savings banks. The Federal Reserve Board is now responsible for the ongoing examination, supervision and regulation of the Company.

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

The FDIC imposes an assessment against all depository institutions for deposit insurance. Pursuant to the Dodd-Frank Act, with respect to deposit insurance premiums, the new assessment base calculation will be average consolidated total assets less average tangible equity (defined as Tier 1 capital). At September 30, 2011, the Bank’s risk category assignment required a payment of $0.04 per $100 of its total assessment base of approximately $1.1 billion. The FDIC's board has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

The FDIC announced on November 12, 2009, that insured depository institutions were required to prepay three years of deposit insurance premiums on December 30, 2009. Under the rule, the prepaid amount was based on an estimate of the institution’s assessment rate in effect on September 30, 2009, its third quarter 2009 assessment base, and an estimated rate of increase in that assessment base. MetaBank was assessed $4.1 million. As of April 1, 2011, the final rule on FDIC Deposit Insurance became effective.

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

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. At September 30, 2011, the FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits. These assessments will continue until the bonds mature in 2019.

Assessments. The Dodd-Frank Act transferred authority to collect assessments for federal savings associations from the OTS to the OCC. This authority was effective as of the transfer date, July 21, 2011. The Dodd-Frank Act also provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity, and any other factor that is appropriate. Prior to the transfer date, the OCC and the OTS assessed banks and savings associations, respectively, using different methodologies, although the agencies' methodologies generally resulted in similar levels of assessments. Under the OTS assessment system, assessments were due each year on January 31 and July 31, and were calculated based on an institution's asset size, condition, and complexity. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 2011, was $233,000. The OCC final rule effective on July 21, 2011 amended the assessment rules applicable to federal savings associations by using the same methodologies, rates, fees, and payment due dates that apply currently to national banks. The OTS assessment system and regulation is no longer in effect and will be repealed at a later date. As a result, the assessment for savings associations occurred in September 2011.

Under the OCC's assessment system, some savings associations will pay marginally more assessments than in the past, while others will pay lower assessments. However, during the first two assessment cycles after the transfer date, the OCC will base savings association assessments on either the OCC's assessment regulation (as amended to include federal savings associations) or the former OTS assessment structure, whichever yields the lower assessment for that savings association. Beginning with assessments charged in September 2012, all national banks and federal savings associations will be assessed using the OCC's assessment structure. The OCC intends to implement this phase-in through an amended Notice of Fees.

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

Capital requirements in excess of the standards set forth above may be imposed on individual institutions on a case-by-case basis upon a determination that the association’s capital level is or may become inadequate in light of the particular circumstances. The OCC and the FDIC are generally permitted to take enforcement action against a savings bank that fails to meet its capital requirements. Such action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties, or more stringent measures such as the appointment of a conservator or receiver or a forced merger with another institution.

As of September 30, 2011, the Bank exceeded all of its regulatory capital requirements with core, tangible and risk-based capital ratios of 6.38%, 6.38% and 20.12% respectively, and was designated as “well-capitalized” under federal guidelines. See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Undercapitalized banks may not accept, renew or rollover brokered deposits, and are subject to restrictions on the soliciting of deposits over prevailing rates. In addition, undercapitalized banks are subject to certain regulatory restrictions. These restrictions include, among others, that such a bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with a capital restoration plan approved by the FDIC and the bank’s ratio of equity to total assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time. In addition such banks may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval. In addition, as part of a capital restoration plan, the Company must generally guarantee that the bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee. If a capital restoration plan is not approved, or if the bank fails to implement the plan in any material respect, the bank would be treated as if it were “significantly undercapitalized,” which would result in the imposition of a number of additional requirements and restrictions. It should also be noted all FDIC-insured institutions are assigned an assessment risk. In general, weaker banks (those with a higher assessment risk) are subject to higher assessments than stronger banks. An adverse change in category can lead to materially higher expenses for insured institutions. Finally, bank regulatory agencies have the ability to seek to impose higher than normal capital requirements known as individual minimum capital requirements (“IMCR”) for institutions with higher risk profiles. If the Bank’s capital status – now well-capitalized – changes as a result of future operations or regulatory order, the company’s financial condition or results of operations could be adversely affected. See “— OTS Consent Orders and Related Matters.”

Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An institution that becomes “critically undercapitalized” is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the appropriate banking regulator must appoint a receiver (or conservator with the FDIC’s concurrence) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator. The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition of any of these measures on the Bank may have a substantial adverse effect on it and on the Company’s operations and profitability. Meta Financial stockholders do not have preemptive rights and, therefore, if Meta Financial is directed by the OCC or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in stockholders’ percentage of ownership of Meta Financial.

Institutions in Troubled Condition. Certain events, including entering into a formal written agreement with a bank’s regulator that requires action to improve the bank’s financial condition, or simply being informed by the regulator that the bank is in troubled condition, will automatically result in limitations on so-called “golden parachute” agreements pursuant to Section 18(K) of the FDIA. In addition, organizations that are in troubled condition must give 30 days written notice before appointing a Director or Senior Executive Officer, pursuant to Section 32 of the FDIA. The Bank and the Company are subject to these requirements.

Branching by Federal Savings Associations. Subject to certain limitations, the HOLA and the OCC regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (i) if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the savings association were a state savings association chartered by such state or (ii) if the association qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See "—Qualified Thrift Lender Test." The branching authority under the HOLA and the OCC regulations preempts any state law purporting to regulate branching by federal savings associations.

Standards for Safety and Soundness. The federal banking agencies have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings. Again, rather than providing specific rules, the guidelines set forth basic compliance considerations and guidance with respect to a depository institution. Failure to meet the standards in the guidelines, however, could result in a request by the OCC to the Bank to provide a written compliance plan to demonstrate its efforts to come into compliance with such guidelines.

Limitations on Dividends and Other Capital Distributions. Federal regulations govern the permissibility of capital distributions by a federal savings association. Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure must now file a notice of a declaration of a dividend with the Federal Reserve. In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock savings and loan holding company must file an informational copy of that notice with the OCC at the same time it is filed with the Federal Reserve. OCC regulations further set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a capital distribution.

A federal savings association proposing to make a capital distribution is required to submit an application to the OCC if: (1) the association does not qualify for expedited treatment pursuant to criteria set forth in OCC regulations; (2) the total amount of all of the association's capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years; (3) the association would not be at least adequately capitalized following the distribution; or (4) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OCC or the Company's and Bank's former regulator, the OTS, or violate a condition imposed on the association in an application or notice approved by the OCC or the OTS.

A federal savings association proposing to make a capital distribution is required to submit a prior notice to the OCC if: (1) the association would not be well capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in the association's capital (other than regular payments required under a debt instrument); or (3) the association is a subsidiary of a savings and loan holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve, in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

Each of the Federal Reserve and OCC have primary reviewing responsibility for the applications or notices required to be submitted to them by savings associations relating to a proposed distribution. The Federal Reserve may disapprove of a notice, and the OCC may disapprove of a notice or deny an application, if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed distribution raises safety and soundness concerns; or

•
the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the savings association (or its holding company, in the case of the Federal Reserve) and the entity's primary federal regulator, or a condition imposed on the savings association (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity's primary federal regulator.

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would fall below the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors at March 31, 1992, who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991.

During the fiscal year ended September 30, 2011, the Bank paid no cash dividends to the Company, as the Company utilized existing cash holdings for payment of dividends to the Company's stockholders and other holding company expenses.

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code. Under either test, the required assets primarily consist of residential housing related to loans and investments. At September 30, 2011, the Bank met the test and always has since its effectiveness.

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

Transactions with Affiliates. The Bank must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with “affiliates,” generally defined to mean any company that controls or is under common control with the institution (as such, Meta Financial is an affiliate of the Bank for these purposes). Transactions between an institution or its subsidiaries and its affiliates are required to be on terms as favorable to the Bank as terms prevailing at the time for transactions with nonaffiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institutions’ capital (e.g., the aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the institution; the aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus). In addition, a savings and loan holding company may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OCC has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

The Dodd-Frank Act also included specific changes to the law related to the definition of "covered transaction" in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of "covered transaction," the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank's loan or extension of credit to another person or company. In addition, a "derivative transaction" with an affiliate is now deemed to be a "covered transaction" to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not "purchase an asset from, or sell an asset to" a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution's non-interested directors.

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

As members of the FHLB System, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount of 4.45% to support outstanding advances and mortgage loans. At September 30, 2011, the Bank had in the aggregate $4.7 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 2011, dividends paid by the FHLB to the Bank totaled $179,000.

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

Holding Company Supervision & Regulation

We are a unitary savings and loan holding company within the meaning of the HOLA. As such, we are required to register with and be subject to Federal Reserve examination and supervision as well as certain reporting requirements. In addition, the Federal Reserve has enforcement authority over us and any of our non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve assumed responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company, on July 21, 2011. Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act requires the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the transfer date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule that provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies.

Restrictions Applicable to All Savings and Loan Holding Companies.

Federal law prohibits a savings and loan holding company, including us, directly or indirectly, from acquiring:

• control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior Federal Reserve approval;

• through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Federal Reserve approval; or

• control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the Federal Reserve).

A savings and loan holding company may not acquire as a separate subsidiary an FDIC-insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

• in the case of certain emergency acquisitions approved by the FDIC;

• if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

• if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located, or by a holding company that controls such a state chartered association.

The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

Failure to Meet QTL Test.

If a banking subsidiary of a savings and loan holding company fails to meet the QTL test, the holding company must register with the FRB as a bank holding company within one year of the savings institution’s failure to comply.

Activities Restrictions

Prior to the Dodd-Frank Act, savings and loan holding companies were generally permitted to engage in a wider array of activities than those permissible for their bank holding company counterparts and may have concentrations in real estate lending that are not typical for bank holding companies. Section 606 of the Dodd-Frank Act amended the HOLA by inserting a new requirement that conditions the ability of non-grandfathered savings and loan holding companies that are not exempt from the HOLA's restrictions on activities to engage in certain activities. Pursuant to this new requirement, a covered savings and loan holding company may engage in activities that are permissible only for a financial holding company under section 4(k) of the BHCA if the covered company meets all of the criteria to qualify as a financial holding company, and complies with all of the requirements applicable to a financial holding company as if the covered savings and loan holding company was a bank holding company. Moreover, going forward, savings and loan holding companies engaging in new activities permissible for bank holding companies will need to comply with notice and filing requirements of the Federal Reserve.

If the Federal Reserve believes that an activity of a savings and loan holding company or a nonbank subsidiary constitutes a serious risk to the financial safety, soundness or stability of a subsidiary savings association and is inconsistent with the principles of sound banking, the purposes of the HOLA or other applicable statutes, the Federal Reserve may require the savings and loan holding company to terminate the activity or divest control of the nonbanking subsidiary. This obligation is established in section 10(g)(5) of the HOLA and bank holding companies are subject to equivalent obligations under the BHCA and the Federal Reserve’s Regulation Y.

Source of Strength and Capital Requirements

The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of financial and managerial strength to its subsidiary savings associations. Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies are now subject to the same capital and activity requirements as those applicable to bank holding companies although there is a five-year phase-in period from the date of enactment of the Dodd-Frank Act to comply with the new capital requirements.

In addition, as discussed in the Federal Reserve's Notice of Intent issued on April 15, 2011, the Federal Reserve, together with the other federal banking agencies, is reviewing consolidated capital requirements for all depository institutions and their holding companies pursuant to section 171 of the Dodd-Frank Act and the Basel Committee on Banking Supervision's "Basel III: A global regulatory framework for more resilient banks and banking systems" report ("Basel III"). It is expected that the Basel III notice of proposed rulemaking also would address any proposed application of Basel III-based requirements to savings and loan holding companies. When the rule-making process is complete, it is anticipated that this definition will be changed to be more closely aligned to the definition of well-capitalized for bank holding companies.

Examination

In connection with its assumption of responsibility for the ongoing supervision and examination of savings and loan holding companies, the Federal Reserve issued a supervisory letter on July 21, 2011 that described the supervisory approach the Federal Reserve will use during the first supervisory cycle and going forward generally for savings and loan holding companies. For purposes of the guidance, the first supervisory cycle is the period of time between July 21, 2011, and the close of the first required inspection. To help facilitate the transition of savings and loan holding companies to the supervisory jurisdiction of the Federal Reserve, the Federal Reserve noted in its letter that the first cycle of savings and loan holding company inspections will be instructive to both the Federal Reserve and savings and loan holding company management in terms of practical issues that arise in the supervision of a savings and loan holding company. In particular, examiners will be using the first supervisory cycle to inform savings and loan holding companies how their operations compare to the Federal Reserve's supervisory expectations, which is expected to allow for savings and loan holding company management to make operational changes in response to the Federal Reserve's supervisory expectations, if necessary. Also, the Federal Reserve plans to use the first inspections for the Federal Reserve supervisory staff to better understand a savings and loan holding company's operations and business model and how the Federal Reserve's holding company supervision framework can most effectively be implemented at these companies. Accordingly, the Federal Reserve's focus for inspection activities during the first supervisory cycle will be on gaining an understanding of the structure and operations of each savings and loan holding company.

After the first supervisory cycle and going forward, the Federal Reserve intends, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve's established risk-based approach regarding bank holding company supervision. As with bank holding companies, the Federal Reserve's objective will be to ensure that a savings and loan holding company and its nondepository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).

In accordance with its goal to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve's established risk-based approach regarding bank holding company supervision, the Federal Reserve anticipates transitioning savings and loan holding companies to the Federal Reserve's "RFI/C(D)" rating system (commonly referred to as "RFI"). The Federal Reserve expects to issue a notice shortly outlining application of the RFI rating system to savings and loan holding companies and any modifications that the Federal Reserve believes are necessary to accommodate savings and loan holding companies. That notice will provide the public with an additional opportunity to comment and will provide for a transition period before Federal Reserve examiners will assign final RFI ratings.

Change of Control

The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to "control" a bank or savings association. The definition of control found in the HOLA is similar to that found in the BHCA for bank holding companies. Both statutes apply a similar three-prong test for determining when a company controls a bank or savings association. Specifically, a company has control over either a bank or savings association if the company:

(1)	directly or indirectly or acting in concert with one or more persons, owns, controls, or has the power to vote 25% or more of the voting securities of a company;

(2)	controls in any manner the election of a majority of the directors (or any individual who performs similar functions in respect of any company, including a trustee under a trust) of the board; or

(3)	directly or indirectly exercises a controlling influence over the management or policies of the bank.

The Federal Reserve recently adopted an interim final rule that, among other things, implements the HOLA to govern the operations of savings and loan holding companies. The new rule, known as Regulation LL, includes a specific definition of "control" similar to the statutory definition, with certain additional provisions. Additionally, Regulation LL modifies the regulations previously used by the OTS for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act ("CBCA"). In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve proposes to use its established rules and processes with respect to control determinations under the HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency.

The Federal Reserve stated in the interim final rule that it will review investments and relationships with savings and loan holding companies by companies using the current practices and policies applicable to bank holding companies to the extent possible. Overall, the indicia of control used by the Federal Reserve under the BHCA to determine whether a company has a controlling influence over the management or policies of a banking organization (which for Federal Reserve purposes, will now include savings associations and savings and loan holding companies) are similar to the control factors found in OTS regulations. However, the OTS rules weigh these factors somewhat differently and use a different review process designed to be more mechanical.

Among the differences highlighted by the Federal Reserve with respect to OTS procedures on determinations of control, the Federal Reserve noted that it does not limit its review of companies with the potential to have a controlling influence to the two largest stockholders. Specifically, the Federal Reserve reviews all investors based on all of the facts and circumstances to determine if a controlling influence is present.

Moreover, unlike the OTS control rules, the Federal Reserve does not have a separate application process for rebutting control under the BHCA and Regulation LL does not include such a process. Under the former OTS rules, investors that triggered a control factor under the rules could submit an application to the OTS requesting a determination that they have successfully rebutted control under the HOLA. This separate application process is not available under Regulation LL. Given that Federal Reserve practice is to consider potential control relationships for all investors in connection with applications submitted under the BHCA, the Federal Reserve will review potential control relationships for all investors in connection with applications submitted to the Federal Reserve under Section 10(e) or 10(o) of the HOLA. As with OTS practice, the Federal Reserve often obtains a series of commitments from investors seeking non-control determinations.

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

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2011, the Bank’s Excess for tax purposes totaled approximately $6.7 million.

Iowa Taxation. The Bank files Iowa franchise tax returns. Meta Financial and First Services Financial, a subsidiary of the Bank, file a consolidated Iowa corporation tax return on a fiscal year-end basis.

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

South Dakota Taxation. The Bank files a South Dakota franchise tax return due to its operations in Sioux Falls and Brookings. The South Dakota franchise tax is imposed on depository institutions and trust companies. The Company and the Bank’s subsidiaries are therefore not subject to the South Dakota franchise tax.

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

Employees

At September 30, 2011, the Company and its subsidiaries had a total of 389 full-time equivalent employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officer of the Company Who Is Not A Director

The following information as to the business experience during the past five years is provided with respect to an executive officer of the Company who is not serving on the Company’s Board of Directors. There are no arrangements or understandings between such person named and any persons pursuant to which such officer was selected.

Mr. David W. Leedom, age 57, is Executive Vice President, Secretary, Treasurer, and Chief Financial Officer of the Company after being appointed to the position on January 28, 2008. Additionally, Mr. Leedom is a member of the Executive Committees for both the Company and the Bank. Mr. Leedom has over 25 years of experience in the banking and financial services industry to the company. Mr. Leedom previously served as Senior Vice President of Portfolio Credit and Business Analytics at the Bank from January 2007 to October 2007 when he was appointed Acting Chief Financial Officer. He previously served as a Senior and as an Executive Vice President for BankFirst for 11 years prior to joining Meta in January 2007; his experience at BankFirst included his positions as EVP of Accounting and Finance and Credit Portfolio Management. Mr. Leedom’s experience also includes 11 years at Citibank. Mr. Leedom received a Bachelor of Business Administration in Accounting degree from the University of Iowa.

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

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, low growth, reduced availability of commercial credit and continued levels of high unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

• Separate and apart from recent enforcement orders issued against the Bank and the Company, we face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

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

• The value of the portfolio of investment securities that we hold, including our trust preferred securities, may be adversely affected; and

• If, due to financial setbacks or other regulatory action, we may be required to pay significantly higher FDIC insurance premiums in the future. See “– Regulation.”

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be determined through agency rulemaking.

The full compliance burden and impact on our operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports are required under the Dodd-Frank Act and not all of them have been finalized. Although certain provisions of the Dodd-Frank Act have been implemented (such as the creation of the CFPB and the transfer of regulation of federal savings banks like the Bank to the OCC), federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to noncompliance risk and consequences.

OTS and transfer of the OTS' supervisory and rulemaking functions to various federal banking agencies has changed the way that we are regulated.

Both the Bank and Company have transitioned to the jurisdiction of new primary federal regulators, which changes the way both are regulated. Specifically, the OTS' supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations were transferred to the OCC on July 21, 2011, while the OTS' supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries were transferred to the FRB on the same date. While the OCC and FRB are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the HOLA, the transition of supervisory functions from the OTS to these agencies could alter the operations of the Bank and Company so as to be more closely aligned with the OCC's and FRB's respective supervision of national banks and their bank holding companies. As a result of these transitions, we may see changes in the way we are supervised, and may experience operational challenges with respect to this transition to our new regulators. The Bank is currently being examined by the OCC.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the "Federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service ("UDAAP authority"). The term “abusive” is new and untested, and we cannot predict how it will be enforced. The full reach and impact of the CFPB's broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding, insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, rather than the CFPB, with respect to compliance with federal consumer protection laws.

Our most recent Community Reinvestment Act (“CRA”) rating could have a negative effect on the OCC's review of certain banking applications.

Under the CRA, the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. In the Bank’s most recent CRA examination, notwithstanding that the Bank’s record was consistent with an overall rating of “Satisfactory,” the Bank received a “Needs to Improve” rating due to the criticized credit practices associated with the iAdvance product, which the Bank is no longer offering. The CRA requires the OCC, our new regulator, to take such rating into account in considering an application for any of the following: (i) the establishment of a domestic branch; (ii) the relocation of its main office or of a branch; (iii) the merger or consolidation with or acquisition of assets or assumption of liabilities of an insured depository institution; or (iv) the conversion of the Bank to a national charter. If the Bank submitted any of the above-listed applications, the OCC may consider the Bank's overall “Needs to Improve” rating negatively.

Legislative and regulatory initiatives taken to date may not achieve their intended objectives; proposed and future initiatives may substantially increase compliance burdens and further impact our financial condition or results of operations.

Legislative and regulatory initiatives taken to date by Congress and the federal banking regulators to address financial regulatory reform may not achieve their intended objectives, thereby requiring additional legislation or regulation of the financial services industry. Furthermore, the Basel Committee on Banking Supervision and other international bodies comprised of banking regulators have committed to raise capital standards and liquidity buffers within the banking system by imposing new requirements. Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions. As of the date of this filing, none of the federal banking agencies has released proposed rules related to the current Basel Committee proposal (Basel III); however, it is generally anticipated within the industry that the Federal Reserve will place the burden of proof on individual institutions to demonstrate that they are on a trajectory to comply with higher capital requirements under Basel III, prior to its implementation, and institutions that fail to meet that burden may be subject to regulatory restrictions that curtail dividends, limit growth or similar actions. We cannot predict whether such proposals will ultimately be adopted, or the impact that such proposals, if adopted, would have upon our financial condition or results of operations.

We have a concentration of our assets in mortgage-backed securities.

As of September 30, 2011 approximately 46.3% of the Bank’s assets were invested in mortgage-backed securities.

The Company’s mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of Ginnie Mae, Fannie Mae and Freddie Mac, the latter two of which are in conservatorship. The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government. Privately issued mortgage pass-through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer.

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

We recorded other-than-temporary impairment ("OTTI") charges in our trust preferred securities ("TRUPS") portfolio in the fourth quarter of fiscal 2010, and we could record additional losses in the future.

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

In fiscal 2011, there were no other-than-temporary impairments recorded. In fiscal 2010, the other-than-temporary impairments recorded against the trust preferred securities were $350,000. No other-than-temporary impairments were recorded against earnings during fiscal 2009.

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

Risks Related to the Banking Industry

Our reputation and business could be damaged by our entry into the Consent Orders and other negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct. Damage to our reputation, including as a result of negative publicity associated with the Consent Orders as well as any future supervisory action, could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, particularly with respect to our MPS division.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud.

There have been a number of publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to civil claims for negligence. See Item 3. “Legal Proceedings.”

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

In addition, there have also been a number of cases where financial institutions have been the victim of fraud related to unauthorized wire and Automated Clearinghouse transactions. The facts and circumstances of each case vary but generally involve criminals posing as customers (i.e., stealing bank customers' identities) to transfer funds out of the institution quickly in an effort to place the funds beyond recovery prior to detection. Although we have policies and procedures in place to verify the authenticity of our customers and prevent identity theft, we can provide no assurances that these policies and procedures will prevent all fraudulent transfers. In addition, although we have safeguards in place, it is possible that our computer systems could be infiltrated by hackers or other intruders. We can provide no assurances that these safeguards will prevent all unauthorized infiltrations. Identity theft and successful unauthorized intrusions could result in reputational damage and financial losses to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain provisions of the Volcker Rule (as set forth in the Dodd-Frank Act) may affect our operations.

The Federal Reserve, along with the FDIC, the OCC, the SEC and the Commodity Futures Trading Commission, released in October 2011 a proposed rule implementing the Volcker Rule as set forth in Section 619 of the Dodd-Frank Act. Section 619 generally prohibits insured depository institutions, bank holding companies and their subsidiaries or affiliates from engaging in short-term proprietary trading of any security, derivative and certain other financial instruments for a banking entity’s own account, subject to certain exemptions. Section 619 also prohibits owning, sponsoring or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions. In addition, the Dodd-Frank Act prohibits banking entities from engaging in an exempted transaction or activity if it would involve or result in a material conflict of interest between the banking entity and its clients, customers or counterparties, or that would result in a material exposure to high-risk assets or trading strategies, as defined therein. In addition, banking entities are prohibited from engaging in an exempted transaction or activity if it would pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. Transactions in certain instruments (such as obligations of the U.S. government or a U.S. government agency) are exempt from these prohibitions. Although a final rule implementing Section 619 has not yet been adopted by federal regulators, if adopted as drafted, the effect on the Company and the Bank is undetermined.

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

Recessionary environment may adversely impact the Company’s earnings and continuing and new governmental initiatives may not prove effective.

The national and global economic downturn has recently resulted in heightened levels of market volatility locally, nationally and internationally. This downturn has depressed the overall market value of financial institutions, and may limit or impede industry access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general, including the Company, with respect to, for example, the establishment of reserves should conditions deteriorate further. Although the U.S. Department of the Treasury and the FDIC, among others, implemented programs in an effort to stabilize the national economy, the ultimate effectiveness of these programs remains uncertain at this time. Further, failure of the U.S. Congress to address the expanding national deficit, as well as problems associated with sovereign debt in Europe, may worsen the U.S. economy, both nationally and locally, causing an adverse effect on our financial condition and results of operations.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which may result in a decrease of the Company’s net interest income. Conversely, if interest rates fall, yields on loans and investments may fall. Because a significant portion of the Company’s deposit portfolio is in non-interest bearing accounts, such a change in rates would likely result in a decrease in the Company’s net interest income. For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The Company operates in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect the Company’s results of operations.

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the OCC, the FDIC and the Federal Reserve. As of July 21, 2011, the Company has been supervised by the Federal Reserve, and the Bank has been supervised by the OCC and the FDIC. See Item 1 “Business – Regulation” herein. Applicable laws and regulations may change and the enforcement of existing laws and regulations may vary when actions are evaluated by these new regulators, and there is no assurance that such changes will not adversely affect the Company’s business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing savings banks, could have a material impact on the Company’s operations. It is unknown at this time to what extent legislation will be passed into law or regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.

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

Risks Related to the Company’s Business

The entry into the Consent Orders has imposed certain restrictions and requirements upon the Company and the Bank and we cannot predict the possibility of future regulatory action.

As has been described in this Annual Report on Form 10-K, the Company and the Bank entered into Consent Orders with the OTS in July 2011. Pursuant to the Consent Orders, the Company and the Bank are required to take certain actions and implement certain policies and procedures. These corrective actions have resulted in increased compliance costs for internal and external resources and have been a diversion from the Bank’s continuing operations. Although the Company and the Bank believe they are taking appropriate actions to comply with the Consent Orders, the Federal Reserve and the OCC will make such determinations during the course of their supervisory examinations; one of which is now pending with the OCC; any failures to comply with the Consent Orders could lead to additional regulatory actions by such regulators. See “Business – Regulation – Bank Supervision and Regulation – OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

The compliance obligations and restrictions on our interest payments and dividends under the recent OTS enforcement actions may have an adverse effect on us and preclude payments to holders of our securities.

Among other things, the Consent Orders require the Company and Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the OTS supervisory directives as well as plans for enhancing Company and Bank capital, and require OTS non-objection for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt. Our compliance with the Consent Orders will be subject to the review and supervision of the OCC with respect the Bank and the Federal Reserve Board with respect to the Company. There can be no assurance that we can fully comply with the requirement of the Consent Orders or receive non-objection to our payment of dividends and interest or any other activity for which non-objection or approval is required. See “Business – Regulation – Bank Supervision and Regulation – OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

The OCC and Federal Reserve are now our banking regulators and we may not be able to comply with applicable banking regulations and the terms of the Consent Orders to their satisfaction.

As a result of the integration of the OTS into the OCC, our on-going compliance with applicable banking laws and the Consent Orders will be subject to the review and supervision of the OCC with respect the Bank and the Federal Reserve with respect to the Company, both of which are new bank regulators for us as of July 21, 2011. We cannot predict how the OCC and the Federal Reserve will evaluate the Bank and us, respectively, notwithstanding our intention to cooperate fully with our new regulators. Our bank regulators have broad discretionary powers to enforce banking laws and regulations and may seek to take informal or formal supervisory action if they deem such actions are necessary or required. In connection with its new supervision authority with respect to savings and loan holding companies, the Federal Reserve issued a proposed rule in April 2011 that announced that its supervision would be “more intensive” than our former regulator, the OTS. Corrective steps could result in, among other things, presently unforeseen operating limitations and increased compliance costs for internal and external resources.

The Company operates in an extremely competitive market, and the Company’s business will suffer if it is unable to compete effectively.

The Company encounters significant competition in the Company’s market area from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries. Many of the Company’s competitors have substantially greater resources and lending limits and may offer services that the Company does not or cannot provide. The Company’s profitability depends upon the Company’s continued ability to compete successfully in the Company’s market area. MPS operates on a national scale against competitors with substantially greater resources and limited barriers to entry, as well as the fact that most competitors are not operating under restrictions similar to those imposed upon the Company and the Bank in the Consent Orders. The success of MPS depends upon the Company’s and the Bank’s ability to satisfy the requirements set forth in their respective Consent Orders and the MPS division’s ability to compete in such an environment.

The Bank is “well capitalized” under existing bank regulations but failure to maintain this designation could have a material adverse impact on our liquidity and results of operations. In addition, our regulator could limit our ability to raise deposits, which could produce serious adverse consequences for our liquidity, financial condition and results of operations.

By letter dated December 28, 2010, the OTS directed the Bank not to increase the amount of brokered deposits from the amount it held at December 28, 2010 without the prior written non-objection of the OTS Regional Director. The Bank believes it did not hold any brokered deposits on December 28, 2010 or thereafter, and therefore does not anticipate seeking approval. At the direction of the OTS, the Bank requested the FDIC to confirm that deposits related to a specific prepaid program were not brokered deposits. The Bank has not yet received a reply from FDIC. At the time the directive was issued, OTS staff stated that it would not seek retroactively to enforce the directive for any growth that occurs subsequent to December 28, 2010, given the Bank's request to the FDIC. The Bank tendered its request to the FDIC in December 2010. The Bank has been advised that the FDIC will consider the Bank's request in the context of its broader industry reevaluation of brokered deposits in general. In addition, under current rules, if a substantial portion of the Bank's deposits are ruled to be "brokered," and should the Bank's primary federal regulator decide to impose a formal individual minimum capital requirement or similar formal requirement on the Bank notwithstanding that the Bank is well-capitalized, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits. In either event, unless the Bank receives relief from its regulator or a waiver from the FDIC, such a result could produce serious adverse consequences for the Bank from a liquidity standpoint and could also have serious adverse effects on the Company's financial condition and results of operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through MPS’s customer relationships.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through customer relationships between such third parties and MPS. Deposits related to our top three customers (each, a significant customer) totaled $561.5 million at September 30, 2011. We provide oversight and auditing of such third-party relationships and all such relationships must meet all internal and regulatory requirements. We may exit these relationships if such requirements are not met or if required by our regulators to exit such relationships. We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity, such as National CDs, Fed Fund Lines, or Public Fund CDs. If one of these significant customers were to be terminated, it could materially reduce our deposits, assets and income. In addition, pursuant to the Bank’s Consent Order, if one of these relationships were to terminate before the termination of the Consent Order, we would not be able to replace such relationship without first identifying a new contracting party and then obtaining approval to enter into such agreement from the OCC. If such significant customer was not replaced, we may be required to seek higher rate funding sources as compared to the existing customer and interest expense might increase. We may also be required to sell securities or other assets which would reduce revenues and potentially generate losses.

Our business strategy is utilized by other institutions with which we compete and the Consent Orders prevent us from actively marketing the Bank’s products and services.

Several banking institutions have adopted business goals that are similar to ours, particularly with respect to the MPS division. As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future. This competition will likely increase our costs, reduce our revenues or revenue growth, or make it difficult for us to compete effectively in obtaining additional customer relationships. In addition, pursuant to the Consent Orders, we are not allowed to sign any new material agreements with customers unless we are granted specific permission to do so, or until the terms of the Consent Orders are rescinded. As a result, until the terms of the Consent Orders are lifted, we are at a competitive disadvantage with respect to growing the Bank’s profitable MPS division.

Existing insurance policies may not adequately protect the Company and its subsidiaries.

Fidelity, business interruption and property insurance policies are in place with respect to the operations of the Company. Should any event triggering such policies occur, however, it is possible that our policies would not fully reimburse us for the losses we could sustain due to deductible limits, policy limits, coverage limits or other factors.

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

The Company originates commercial mortgage loans, commercial loans, consumer loans, agricultural mortgage loans, agricultural loans and residential mortgage loans. Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

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

No material weaknesses have been identified in connection with the Company’s fiscal year 2011 audit. If material weaknesses are identified in the future, such weaknesses could have a material impact on the profitability and performance of the Company.

A breach of information security or compliance breach by one of the Company’s agents or vendors could negatively affect the Company’s reputation and business.

The Company depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. No system, including ours, is entirely free from vulnerability to attack, despite safeguards. Additionally, the Company relies on and does business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data and communications needs. If information security is breached, or one of the Company’s agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others. These costs or losses could materially exceed the Company’s amount of insurance coverage, if any, which would adversely affect the Company’s business.

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

An investment in Company common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to market forces that affect the price of common stock in any company. As a result, if you hold or acquire our common stock, it is possible that you may lose all or a portion of your investment.

The Company’s common stock is thinly traded, and thus your ability to sell shares or purchase additional shares of the Company’s common stock will be limited, and the market price at any time may not reflect true value.

Your ability to sell shares of the Company’s common stock or purchase additional shares largely depends upon the existence of an active market for the common stock. The Company’s common stock is quoted on NASDAQ Global Market, but the volume of trades on any given day is light, and you may be unable to find a buyer for shares you wish to sell or a seller of additional shares you wish to purchase. In addition, a fair valuation of the purchase or sales price of a share of common stock also depends upon active trading, and thus the price you receive for a thinly traded stock, such as the Company’s common stock, may not reflect its true value.

Future sales or additional issuances of the Company’s capital stock may depress prices of shares of the Company’s common stock or otherwise dilute the book value of shares then outstanding.

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock. As of September 30, 2011, the Company was authorized to issue up to 5,200,000 shares of common stock, of which 3,146,867 shares were outstanding, and 226,132 shares were held as treasury stock. The Company was also authorized to issue up to 800,000 shares of preferred stock, none of which is outstanding or reserved for issuance. Accordingly, without further stockholder approval, the Company may issue up to 2,053,133 additional shares of common stock. This factor may affect the market price for shares of the Company’s common stock.

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

The Company pays a quarterly dividend to stockholders. The payment of dividends is subject to legal and regulatory restrictions as well as a requirement for prior approval by the Federal Reserve pursuant to the Consent Orders. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, regulatory review, and other factors considered relevant by the Company’s Board of Directors.

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

The products and services offered by MPS are highly regulated by federal banking agencies, state banking agencies, and other federal and state regulators. Some of the laws and related regulations affecting its operations include consumer protection laws, escheat laws, privacy laws, anti-money laundering laws and data protection laws. Compliance with the relevant legal paradigm in which the division operates is costly and requires significant personnel resources, as well as extensive contacts with outside lawyers and consultants hired by MPS to stay abreast of the applicable regulatory schemes.

The Dodd-Frank Act’s restrictions with respect to the cap on debit card interchange could negatively affect the Bank’s business.

On June 29, 2011, the Federal Reserve issued a rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions (the “Debit Card Rule”). The issuance of the Debit Card Rule was required by the Dodd-Frank Act. Pursuant to the Debit Card Rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be $0.21 per transaction and five basis points multiplied by the value of the transaction. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. Eligibility for the assessment of this fee must be certified by the issuing bank. As set forth in the issuing release, when the maximum interchange fee is combined with fraud-prevention assessment, an issuing bank could receive an interchange fee of up to approximately 24 cents for the average debit card transaction, which is valued at $38 according to the Federal Reserve. In accordance with the provisions of the Dodd-Frank Act, issuers that, together with their affiliates, have assets of less than $10 billion (like the Bank) are exempt from the debit card interchange fee standards. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.

While some proposed legislation would benefit MPS, it is possible that new legislation or more stringent focus by banking agencies could further restrict MPS’ current operations or change the regulatory environment in which the division’s customers operate.

Although it is possible that some legislation under consideration could have either a positive or de minimis impact on its operations and profitability it is also possible that any new legislation affecting the operations of MPS or its customers, some of which are also regulated entities, would have a negative impact on the conduct of the relevant business. There is no way to quantify the impact that such changes could have on the profitability or operations of MPS at this time given the unpredictable nature of the risk.

In addition to the relevant legal paradigm set forth above, it should also be noted that there has been concern within the bank regulatory environment over the use of credit and, in particular, prepaid cards as a means by which to illegally launder and move money. The U.S. Treasury’s Financial Crimes Enforcement Network has recently issued rules related to providers of “prepaid access” which have left certain issues unresolved related to its regulatory requirements. Although the Bank will continue to work with its regulators to provide information about its operations as well as the state of the prepaid card industry, we believe such concerns in general will continue for the foreseeable future for the entire banking industry, with a continued emphasis on heightened compliance expectations. See “Business Regulation – Bank Supervision and Regulation” which is included in Item 1 of this Annual Report on Form 10-K.

MPS, through the Bank, owns or is seeking a number of patents, trademarks and other forms of intellectual property with respect to the operation of its business and the protection of such intellectual property may in the future require material expenditures.

In its operations, MPS, through the Bank, is seeking protection for various forms of intellectual property. No assurance can be given that such protection will be granted. In addition, given the competitive market environment of its business, the Bank must be vigilant in ensuring that its patents and other intellectual property are protected and not exploited by unlicensed third parties.

The Bank must also protect itself and defend against intellectual property challenges initiated by third parties making various claims against MPS. With respect to these claims, regardless of whether we are pursuing our claims against perceived infringers or defending our intellectual property from third parties asserting various claims of infringement, it is possible that significant personnel time and monetary resources could be used to pursue or defend such claims.

It should also be noted that intellectual property risks extend to foreign countries whose protections of such property are not as extensive as those in the United States. As such, MPS may need to spend additional sums to ensure that its intellectual property protections are maximized globally. Moreover, should there be a material, improper use of the Bank’s intellectual property, this could have an impact on the division’s operations.

Contracts with third-parties, some of which are material to the Company, may not be renewed, may be renegotiated on terms that are not as favorable, may not be fulfilled or could be subject to cancellation by regulatory authorities.

The Bank has entered into numerous contracts with third parties with respect to the operations of its business. In some instances, the third parties provide services to MPS; in other instances, MPS provides products and services to such third parties. Were such agreements not to be renewed by the third party or were such agreements to be renewed on terms less favorable, such actions could have a material impact on the division’s profitability and deposit levels.

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

In addition, as described earlier, in the Consent Orders our regulator noted deficiencies with respect to our third party relationships. As a result, we have initiated a review of our auditing program for third parties with whom we contract (as well as other business changes required both by the Consent Orders and general business practices) and have made certain business decisions related to determinations reached by our auditing personnel. If we are unsuccessful in the development and/or implementation of our third party auditing program, it is possible that the OCC could order us to abrogate certain contracts or take other supervisory actions against us which would further impact the MPS business, which could have an adverse impact on our financial condition or results of operations. See “Business Regulation – Bank Supervision and Regulation- OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

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

Losses from skimming have been substantial for certain card industry participants. Although skimming has not had a material impact on the profitability of the Bank, it is possible that such activity could impact this division at some time in the future.

Part of our business depends on sales agents who do not sell our products exclusively.

Our business model, to some degree, depends upon the use of sales agents who are not our employees. These agents sell the products and services of many different processors to merchants and other parties in need of a card services. Failure to maintain good relations with such sales agents could have a negative impact on our business. In addition, new third party relationships have been restricted absent prior approval of OCC. “Business Regulation - Bank Supervision and Regulation – OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

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

Much of our business depends upon transactions being processed through the Internet. Like nearly all other commercial enterprises, we rely upon others to provide the Internet so that commerce can be conducted. Were there to be a failure in the operation of the Internet or a significant impairment in our ability to move information on the Internet or our ability to do so in accordance with customer safeguard protocols, MPS would develop alternative processes during which time revenues and profitability may be lower.

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

MPS holds sensitive business and personal information with respect to the products and services it offers. This information, which is generally digitally encrypted, is passed along various technology channels, including the Internet. Although MPS encrypts its customer and other sensitive information and expends significant financial and personnel resources to maintain the integrity of its technology networks and the confidentiality of nonpublic customer information, because such information may travel on public technology and other non-secure channels, the confidential information is potentially susceptible to hacking and other illegal intrusions. Were such a security breach to occur, the provision of products and services to customers of MPS would be impaired. In addition, we could incur significant fines from the electronic funds associations involved, or from federal and/or state regulators, and be subject to other prohibitions, as well as extensive litigation from commercial parties and consumers affected by such breach.

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

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on Westown Parkway, West Des Moines, Iowa, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, the administrative and MPS offices located on Broadband Lane in Sioux Falls, Omaha and the non-retail service branch in Memphis, Tennessee. In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, the land on which the buildings were constructed is leased. The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2011 was $17.2 million. See Note 6 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company has experienced rapid growth, particularly as a result of growth of MPS. Management believes current facilities are adequate to meet its present needs.

The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 2011 was approximately $2.2 million.

Item 3.	Legal Proceedings

Lawsuits against MetaBank involving the sale of purported MetaBank certificates of deposit continue to be addressed. In all, nine cases have been filed to date, and of those nine, three have been dismissed, and five have been settled for payments that the Company deemed reasonable under the circumstances, including the costs of litigation. Most recently, the class action, Guardian Angel Credit Union v. MetaBank et al., Case No. 08-cv-261-PB (USDC, District of NH), was settled.

There is now one remaining lawsuit relating to this matter: Airline Pilots Assoc Federal Credit Union v. MetaBank, filed in the Iowa District court for Polk County, Case No. CL-118792. The underlying matter was first disclosed in the Company's quarterly report for the period ended December 31, 2007, which stated that an employee of the Bank had sold fraudulent CDs for her own benefit. The unauthorized and illegal actions of the employee have since prompted a number of demands and lawsuits seeking recovery on the fraudulent CDs to be filed against the Bank, which have been disclosed in subsequent filings. The employee was prosecuted, convicted and, on June 2, 2010, sentenced to more than seven years in federal prison and ordered to pay more than $4 million in restitution. Notwithstanding the nature of her crimes, which were unknown by the Bank and its management, plaintiff in the remaining case seeks to impose liability on the Bank under a number of legal theories with respect to the $99,000 fraudulent CD that was issued by the former employee. The Bank and its insurer, which has assumed defense of the action and which is advancing defense costs subject to a reservation of rights, continue to vigorously contest liability in the remaining actions.

Cedar Rapids Bank & Trust Company v MetaBank, Case No. LACV007196. In a separate matter, on November 3, 2009, Cedar Rapids Bank & Trust Company ("CRBT") filed a Petition against MetaBank in the Iowa District Court in and for Linn County claiming an unspecified amount of money damages against MetaBank arising from CRBT's participation in loans originated by MetaBank to companies owned or controlled by Dan Nelson. The complaint states that the Nelson companies eventually filed for bankruptcy and the loans, including CRBT's portion, were not fully repaid. Under a variety of theories, CRBT claims that MetaBank had material negative information about Dan Nelson, his companies and the loans that it did not share with CRBT prior to CRBT taking a participation interest. In the fourth quarter of fiscal 2011, this matter was settled for a payment deemed reasonable under the circumstances, including costs of litigation.

In re Meta Financial Group, Inc., Securities Litigation; Case No. C10-4108MWB. Two former stockholders filed separate purported class action lawsuits against the Company and certain of its officers alleging violations of certain federal securities laws. The cases were filed on October 22, 2010 and November 5, 2010 in the United States District Court for the Northern District of Iowa purportedly on behalf of those who purchased the Company's stock between May 14, 2009 and October 15, 2010. On January 12, 2011, Judge Mark W. Bennett appointed The Eden Partnership lead plaintiff and on March 14, 2011 Eden Partnership filed its amended complaint. The amended complaint alleges that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made between May 14, 2009 and October 15, 2010 by the Company and its officers. Defendants moved to dismiss the amended complaint in its entirety but on July 18, 2011, the court denied the motion and ordered that discovery proceed. The parties conducted a mediation on December 5, 2011 and reached a tentative settlement of the matter. After the terms of the settlement are reduced to a definitive settlement agreement, the settlement must then be reviewed by the court, submitted to the class members for their consideration and comment, and finally approved by the court before the matter can be dismissed with prejudice. As of the filing of this Annual Report on Form 10-K, provided that the amount of the tentative settlement is approved by the court and the amount of the settlement is paid by the Company's insurance as expected by the Company, the Company does not expect to incur losses in addition to the amounts that it has previously expensed which would be material to its consolidated financial statements.

On December 9, 2011, a stockholder derivative complaint captioned Brown v. Haahr, et al., CL 123931, was filed in the Iowa District Court for Polk County against certain officers and directors of the Company. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between May, 2009 and October, 2010, which plaintiff claims were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. The individual defendants intend to vigorously defend the suit. An estimate of a range of possible loss cannot be made as of the filing of this Annual Report on Form 10-K because of the early stage of the litigation.

In addition to the previously disclosed ATM lawsuits filed in 2011, there were two lawsuits filed in the fourth quarter of fiscal 2011, and four additional lawsuits since, concerning ATMs sponsored by MetaBank, each involving claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act: Wallace Stilz, III. v. Meta Financial Group, Inc., Case No. 1:11-cv-04531, filed in the United States District Court for the Northern District of Illinois, Eastern Division; and Spencer Webb, Individually and on Behalf of all Others Similarly Situated v. MetaBank, Meta Payment Systems, and Does 1-10, Inclusive, Case No. 3:11-cv-02178-H-NLS, filed in the United States District Court for the Southern District of California; Tamara Vance, on behalf of herself and a class v. MetaBank, N.A. and Does 1-5, Case No. 1:11-cv-06972, filed in the United States District Court for the Northern District of Illinois, Eastern Division; Ian Collins, Individually and on Behalf of All Others Similarly Situated v. Mission Gorge Liquor, MetaBank, Meta Payment Systems, and Does 1-10, Inclusive, Case No. 3:11-cv-02345-L-POR, filed in the United States District Court for the Southern District of California; Spencer Webb, Individually and on Behalf of all Others Similarly Situated v. MetaBank, Meta Payment Systems, Swipe USA, LLC, and Does 1-10, Inclusive, Case No. 3:11-cv-02240-MMA-BLM, filed in the United States District Court for the Southern District of California; and Matthew Johns v. MAF Systems ATM, MetaBank, ATM Express Inc., Does 1-10 and XYZ Corporation, Case No. 2011-25436, filed in the Court of Common Pleas, Montgomery County, Pennsylvania. The Company denies liability in these matters, and will contest these lawsuits with the ATM operators, which are each obligated to indemnify the Company for losses, costs and expenses in these matters. An estimate of a range of possible loss cannot be made at this stage of the litigation because the extent of the Company’s indemnification by the ATM operators is unknown.

Patrick Finn and Light House Management Group, Inc. as Receiver for First United Funding, LLC and Corey N. Johnson v. MetaBank et al, Case 5:11-cv-04041. On May 4, 2011, Patrick Finn and Light House Management Group, Inc. as Receivers for First United Funding, LLC and Corey N. Johnson (“Receivers”) filed a complaint against MetaBank in the United States District Court for the Northern District of Iowa requesting judgment avoiding approximately $1.5 million of transfers that allegedly resulted in a profit to MetaBank arising from MetaBank’s participation in loans originated by First United Funding, LLC. Similar complaints have been filed by the Receivers against other lenders who purchased participation interests in the same or similar loans originated by First United Funding, LLC. The complaint states that First United Funding, LLC and Corey N. Johnston were involved in a criminal enterprise to defraud creditors. Under a variety of theories, Receivers claim that loan repayments to MetaBank constitute fraudulent transfers and MetaBank was unjustly enriched to the detriment of these creditors. MetaBank intends to vigorously defend the case. An estimate of a range of possible loss is approximately $0 to $0.5 million as of the filing date of this Annual Report on Form 10-K.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard Bank operations and with respect to its MPS division. MPS was notified in April 2008 by one of the processors that the processor's computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards. The Bank believes the amount in question to be approximately $2.0 million. The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements. In addition, the Bank has given notice to its own insurer. The Bank has been notified by the processor that its insurer has denied the claim filed. The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages. The Bank has settled its claim with the program manager, and has received an arbitration award against the processor. That arbitration has been entered as a judgment in the State of South Dakota, which judgment has been transferred to the State of Florida for garnishment proceedings against the processor and its insurer. The Company’s estimate of a range of possible loss is approximately $0 to $0.5 million as of the filing date of this Annual Report on Form 10-K.

Certain corporate clients of an unrelated company named Springbok Services, Inc. (“Springbok”) requested through counsel a mediation as a means of reaching a settlement in lieu of commencing litigation against MetaBank. The results of that mediation have not led to a settlement. These claimants purchased MetaBank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy. As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards which had been purchased were never activated or funded. Counsel for these companies have indicated that they are prepared to assert claims totaling approximately $1.5 million against MetaBank based on principal/agency or failure to supervise theories. The Company denies liability with respect to these claims. The Company’s estimate of a range of possible loss is approximately $0 to $0.3 million.

See Item 1 “Business – Regulation – Bank Supervision and Regulation – OTS Consent Orders and Related Matters for a discussion of the settlement of OTS enforcement matters and on-going compliance matters.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

The Company’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.” Quarterly dividends for 2011 and 2010 were $0.13. The price range of the common stock, as reported on the NASDAQ Global Market, was as follows:

	Fiscal Year 2011		Fiscal Year 2010
	Low	High	Low	High

First Quarter	$12.63	$33.23	$20.45	$23.76
Second Quarter	13.85	18.50	17.40	25.25
Third Quarter	13.22	19.05	24.97	32.67
Fourth Quarter	17.14	22.30	29.28	36.72

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations, and regulatory restrictions.

As of September 30, 2011, the Company had 3,146,867 shares of common stock outstanding, which were held by approximately 200 stockholders of record, and 485,352 shares subject to outstanding options. The stockholders of record number does not reflect approximately 800 persons or entities that hold their stock in nominee or “street” name.

The transfer agent for the Company’s common stock is Registrar & Transfer Company, 10 Commerce Drive, Cranford, New Jersey, 07016.

There have been no purchases by the Company during the quarter ended September 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data

SEPTEMBER 30,	2011	2010	2009	2008	2007

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

Total assets	$1,275,481	$1,029,766	$834,777	$710,236	$686,080
Loans receivable, net	314,410	366,045	391,609	427,928	355,612
Securities available for sale	619,248	506,852	364,838	203,834	158,701
Goodwill and intangible assets	1,315	2,663	2,215	2,206	1,508
Deposits	1,141,620	897,454	653,747	499,804	522,978
Total borrowings	29,365	41,214	116,796	147,683	78,534
Shareholders' equity	80,577	72,044	47,345	45,733	48,098

YEAR ENDED SEPTEMBER 30,	2011	2010	2009	2008	2007

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$39,059	$39,083	$36,726	$37,418	$37,774
Total interest expense	4,747	5,993	8,907	13,415	16,967
Net interest income	34,312	33,090	27,819	24,003	20,807
Provision for loan losses	278	15,791	18,713	2,715	3,168
Net interest income after provision for loan losses	34,034	17,299	9,106	21,288	17,639
Total non-interest income	57,491	97,444	79,969	37,696	21,858
Total non-interest expense	83,262	94,930	91,081	61,820	36,958
Income (loss) from continuing operations before income tax expense (benefit)	8,263	19,813	(2,006)	(2,836)	2,539
Income tax expense (benefit)	3,623	7,420	(543)	(1,002)	1,227
Income (loss) from continuing operations	4,640	12,393	(1,463)	(1,834)	1,312
Income (loss) from discontinued operations, net of tax	-	-	-	811	(141)
Net income (loss)	4,640	12,393	(1,463)	(1,023)	1,171

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.49	$4.23	$(0.56)	$(0.71)	$0.52
Income (loss) from discontinued operations	-	-	-	0.31	(0.06)
Net income (loss)	$1.49	$4.23	$(0.56)	$(0.40)	$0.46

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.49	$4.11	$(0.56)	$(0.69)	$0.50
Income (loss) from discontinued operations	-	-	-	0.31	(0.05)
Net income (loss)	$1.49	$4.11	$(0.56)	$(0.38)	$0.45

YEAR ENDED SEPTEMBER 30,	2011	2010	2009	2008	2007

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	0.41%	1.22%	-0.20%	-0.14%	-0.14%
Return on average assets-continuing operations	0.41%	1.22%	-0.20%	-0.24%	-0.24%
Return on average equity	5.71%	20.59%	-3.13%	-2.27%	2.69%
Return on average equity-continuing operations	5.71%	20.59%	-3.13%	-4.07%	3.01%
Net interest margin-continuing operations	3.21%	3.43%	3.50%	3.51%	3.38%
Operating expense to average assets-continuing operations	7.33%	9.36%	10.55%	8.25%	5.26%

QUALITY RATIOS-Continuing Operations
Non-performing assets to total assets at end of year	1.24%	0.94%	1.76%	1.06%	0.38%
Allowance for loan losses to non-performing loans	53%	63%	55%	76%	196%

CAPITAL RATIOS
Shareholders' equity to total assets at end of period	6.32%	7.00%	5.67%	6.44%	7.01%
Average shareholders' equity to average assets	7.16%	5.93%	5.42%	6.01%	6.20%

OTHER DATA
Book value per common share outstanding	$25.61	$23.15	$17.97	$17.58	$18.57
Dividends declared per share	0.52	0.52	0.52	0.52	0.52
Number of full-service offices	12	12	12	13	17

Common Shares Outstanding	3,146,867	3,111,413	2,634,215	2,601,103	2,589,717
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts on this Form 10-K: Part II, Item 8 “Consolidated Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business.”

General

The Company is a unitary savings and loan holding company whose primary subsidiary is the Bank. The Company focuses on two core businesses, its regional Retail Banking business and a national payments business, conducted through its MPS division. The Company’s Retail Bank business is focused on establishing and maintaining long-term relationships with customers, and is committed to serving the financial service needs of the communities in its market area. The Retail Bank’s primary market area includes the following counties: Buena Vista, Dallas and Polk located in central and northwestern Iowa, and Brookings, Lincoln, and Minnehaha located in east central South Dakota. The Retail Bank segment attracts retail deposits from the general public and uses those deposits, together with other borrowed funds, to originate and purchase residential and commercial mortgage loans, and to originate consumer, agricultural and other commercial loans and to purchase various investment and mortgage-backed securities.

MPS, a division of the Bank, is an industry leader in the issuance of prepaid debit cards and is also a provider of a wide range of payment-related products and services, including prepaid debit cards such as those related to gift, tax refunds, rebate, travel and payroll, ATMs, and consumer credit products. MPS pursues a strategy of working with industry-leading companies in a variety of businesses to help them introduce new payment products to their customers. In addition, MPS partners with emerging companies to develop and introduce new payment products. MPS earns revenues from fees and is responsible for the bulk of our low- and no-cost demand deposits related to its prepaid card business. Certain MPS’ activities have been significantly curtailed as a result of Consent Orders issued by the OTS, our former regulator. For a description of the Consent Orders, see Item 1 “Business – Regulation – Bank Supervision and Regulation.” The Consent Orders, and the related directives that preceded them, have had a significant impact on revenues, profitability, and growth of the MPS division, the Bank, and the Company as a whole.

Overview of Corporate Developments

The most significant financial developments occurred in the Bank’s MPS division. MPS’ fiscal 2011 net income was $3.9 million compared to net income of $12.6 million in fiscal 2010. While non-interest income decreased by $39.6 million in fiscal 2011, noninterest expenses decreased by $15.2 million and loan loss provision expense declined by $11.8 million primarily due to the discontinuance of iAdvance in October 2010 and certain income tax-related programs previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010. The remainder of the decrease relates to the $5.2 million of charges resolving previously disclosed actions of the OTS which were recorded in fiscal 2011. For additional discussion, see Item 1, “Business – Regulation – Bank Supervision and Regulation.”

As mentioned earlier in this Annual Report on Form 10-K, on July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (the "Orders" or the “Consent Orders”) issued by the OTS. Since the issuance of the Supervisory Directives, during the last calendar quarter of 2010, the Company and the Bank have been cooperating with the regulatory authorities to correct those aspects of our operations that were addressed in the Consent Orders. Based on an interim examination by our previous regulator, the OTS, we believe we have already made substantial progress. The Company and MetaBank have completed many of the items in the Orders and expect to complete substantially all of the required actions in the Orders by their respective deadline dates. Notwithstanding our belief as to substantial progress, we are currently undergoing an examination by our new regulator, the OCC, and we can provide no assurances as to whether the OCC will concur with our belief on what actions will be taken by the OCC if it does not so concur. See Item 1A “Risk Factors – Risks Related To Our Industry and Business.” See Item 1 “Business – Bank Supervision and Regulation – OTS Consent Orders and Related Matters.”

The Retail Bank segment is continuing to build its customer base from its previous expansion in the growing metropolitan areas of Sioux Falls, South Dakota and Des Moines, Iowa. The Bank focuses primarily on establishing lending and deposit relationships with commercial businesses and commercial real estate owners or developers in these communities. The Company is now a unitary savings and loan holding company, not a bank holding company, and is subject to the jurisdiction of the Federal Reserve. The Bank operates 12 Retail Banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa and maintains a non-retail service branch in Memphis, Tennessee. During fiscal 2011, the Retail Bank segment recognized a goodwill impairment charge of $1.5 million due primarily to the decline in stock price of the Company during the first fiscal quarter of 2011. The original goodwill asset represented the excess of acquisition costs over the fair value of the net assets acquired in an earlier bank acquisition.

Effective as of September 30, 2011, James S. Haahr retired as Chairman of the board of directors of the Company and the Bank, succeeded as Chairman by J. Tyler Haahr who continued as President & CEO of the Company and the Bank. In addition, effective as of October 1, 2011, E. Thurman Gaskill, a Company board member since 1982, was named to the newly created position of Vice-Chairman and Lead Director of the board of directors of the Company and the Bank. Troy Moore III, Executive Vice President and Chief Operating Officer, was named to the board of directors of the Company and the Bank effective as of October 1, 2011.

Financial Condition

The following discussion of the Company's consolidated financial condition should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K.

As of September 30, 2011, the Company’s assets grew by $245.7 million, or 24.0%, to $1.3 billion compared to $1.0 billion at September 30, 2010. The increase in assets was reflected primarily in increases in the Company’s mortgage-backed securities and to a lesser extent the Company’s cash and cash equivalents, offset in part by smaller decreases in the Company’s portfolio of net loans.

Total cash and cash equivalents and federal funds sold were $276.9 million at September 30, 2011, an increase of $189.4 million from $87.5 million at September 30, 2010. The growth primarily was the result of the Company’s increased liquidity from an increase in deposits, primarily due to low- and no-cost deposits generated by the MPS division. In general, the Company maintains its cash investments in interest-bearing overnight deposits with the Federal Home Loan Bank, (“FHLB”) and the Federal Reserve Bank (“FRB”). Federal funds sold deposits may be maintained at the FHLB. At September 30, 2011 the Company had no federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $112.4 million, or 22.2%, to $619.2 million at September 30, 2011, as investment purchases exceeded related maturities, sales, and principal pay downs. The Company’s portfolio of investment securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives. During fiscal 2011, the Company purchased $281.7 million of mortgage-backed securities with average lives of five years or less or stated final maturities of approximately 30 years or less and sold mortgage-backed securities in the amount of $54.8 million. In addition, the Company purchased $8.3 million of investment securities which are comprised of corporate and tax exempt bonds. See Note 3 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company's portfolio of net loans receivable decreased by $51.6 million, or 14.1%, to $314.4 million at September 30, 2011 from $366.0 million at September 30, 2010. All loan categories decreased due to broadly lower demand in the Company’s markets, a reduction in purchased loans, and increased repayment and prepayment speeds given the lower interest rate environment. See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company owns stock in the FHLB due to its membership and participation in this banking system. The Company’s investment in such stock decreased $0.6 million, or 10.3%, to $4.7 million at September 30, 2011 from $5.3 million at September 30, 2010. The decrease was due to a decrease in the level of borrowings from the FHLB, which require a calculated level of stock investment based on a formula determined by the FHLB.

Insurance receivable decreased $1.4 million at September 30, 2011 to $2.3 million from $3.7 million at September 30, 2010 as management revised the expected receipt of insurance proceeds related to the purported MetaBank certificate of deposits matter disclosed in Item 3. “Legal Proceedings.”

Premises, furniture, and equipment decreased $2.2 million to $17.2 million at September 30, 2011 from $19.4 million at September 30, 2010 due to depreciation exceeding purchases.

Foreclosed real estate and repossessed assets increased to $2.7 million as compared to $1.3 million at September 30, 2010 due to the foreclosure of assets and loan collateral related to previously reported non-performing loans exceeding sales and write offs.

Goodwill and intangible assets decreased $1.3 million, or 50.6%, to $1.3 million at September 30, 2011. Based upon the Company’s periodic goodwill impairment testing, it was determined that the Retail Bank goodwill was impaired. The Company wrote-off the entire amount of $1.5 million during the first quarter of fiscal 2011 due primarily to the decline in stock price of the Company at that time.

Total deposits increased by $244.2 million, or 27.2%, to $1.1 billion at September 30, 2011 from $897.4 million at September 30, 2010. During fiscal 2011, the Company continued to grow its low- and no-cost deposit portfolio. Deposits attributable to MPS were up $270.0 million, or 41.2%, at September 30, 2011, as compared to September 30, 2010. This increase results from growth in existing prepaid card programs. As mentioned previously, it is unclear what the level of MPS-generated deposits will be in fiscal 2012.

The Company’s total borrowings decreased $11.8 million, or 28.8%, from $41.2 million at September 30, 2010 to $29.4 million at September 30, 2011, primarily due to the growth of deposits. See Notes 8, 9, and 10 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2011, the Company’s stockholders’ equity totaled $80.6 million, up $8.6 million from $72.0 million at September 30, 2010. The increase was related to a favorable change in the accumulated other comprehensive loss on the Company’s available for sale portfolio and offset, in part, by the payment of cash dividends on the Company’s common stock. At September 30, 2011, the Bank continues to meet regulatory requirements for classification as a well-capitalized institution. See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

The following discussion of the Company's Results of Operations should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K.

The Company's Results of Operations are dependent on net interest income, provision for loan losses, non-interest income, non-interest expense, and income tax expense. Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. Notwithstanding that a significant amount of the Company’s deposits pay low rates of interest, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The Company’s non-interest income decreased in fiscal 2011 as compared to fiscal 2010, and improved significantly in fiscal 2010 as compared to fiscal 2009. Non-interest expense, related primarily to card processing expense, decreased in proportion to non-interest income as compared to the prior fiscal year. A more detailed explanation of the factors responsible for results of operations of the Company is presented below.

The Company's non-interest income is derived primarily from prepaid card, credit products, and ATM fees attributable to MPS and fees charged on bank loans and transaction accounts. This income is offset by expenses, such as compensation and occupancy expenses associated with additional personnel and office locations as well as card processing expenses attributable to MPS. To a lesser extent, non-interest income is derived from gains or losses on the sale of securities available for sale as well as the Company’s holdings of bank owned life insurance. Non-interest expense is also impacted by occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

Comparison of Operating Results for the Years Ended
September 30, 2011 and September 30, 2010

General. The Company recorded net income of $4.6 million, or $1.49 per diluted share, for the year ended September 30, 2011 compared to $12.4 million, or $4.11 per diluted share, for the year ended September 30, 2010. The decrease in net income in the current period was primarily caused by a decrease in non-interest income which were partially offset by a reduction in the provision for loan losses and a reduction in non-interest expenses. In addition, net interest income increased $1.2 million as compared to the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2011 increased by $1.2 million, or 3.7%, to $34.3 million from $33.1 million for the prior fiscal year. Net interest margin decreased to 3.21% in fiscal 2011 as compared to 3.43% in fiscal 2010.

The Company’s average earning assets increased $104.4 million, or 10.8%, to $1.1 billion during fiscal 2011 from $964.6 million during fiscal 2010. The increase is primarily the result of the increase in the Company’s mortgage-backed securities portfolio. Overall, asset yields declined by 40 basis points due to lower average rates. The increase in average earning assets was offset by a change in the mix of earning assets, to more investment securities and fewer loans, and a decrease in yields in mortgage-backed securities and other investments. Additionally, the prior fiscal year also included the effect of tax-related loans which were not present after October 13, 2010 in the current fiscal year.

The Company’s average total deposits and interest-bearing liabilities increased $99.5 million, or 10.6%, to $1.0 billion during fiscal 2011 from $935.3 million during fiscal 2010. The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits. The average outstanding balance of non-interest bearing deposits increased from $633.2 million in fiscal 2010 to $780.9 million in fiscal 2011. The Company’s cost of total deposits and interest-bearing liabilities declined 18 basis points to 0.46% during fiscal 2011 from 0.64% during fiscal 2010 primarily due to continued migration to low and no-cost deposits provided by MPS.

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

Year Ended September 30,		2011			2010			2009
(Dollars in Thousands)	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans receivable	$338,114	$19,654	5.81%	$402,750	$24,944	6.19%	$423,915	$25,561	6.03%
Mortgage-backed securities	549,374	18,362	3.34%	422,904	13,370	3.16%	259,265	10,230	3.95%
Other investments	181,514	1,043	0.57%	138,915	769	0.55%	111,910	935	0.84%
Total interest-earning assets	1,069,002	$39,059	3.65%	964,569	$39,083	4.05%	795,090	$36,726	4.62%
Non-interest-earning assets	67,114			49,739			68,187
Total assets	$1,136,116			$1,014,308			$863,277

Non-interest bearing deposits	$780,941	$-	0.00%	$633,246	$-	0.00%	$490,651	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,717	409	1.25%	21,169	258	1.22%	15,795	39	0.25%
Savings	11,248	37	0.33%	10,431	34	0.33%	9,734	38	0.39%
Money markets	34,975	234	0.67%	34,713	292	0.84%	38,559	415	1.08%
Time deposits	119,318	2,389	2.00%	136,409	3,324	2.44%	146,647	4,849	3.31%
FHLB advances	39,316	1,181	3.00%	76,312	1,558	2.04%	66,272	2,627	3.96%
Other borrowings	16,322	497	3.04%	23,023	527	2.29%	32,477	939	2.89%
Total interest-bearing liabilities	253,896	4,747	1.87%	302,057	5,993	1.98%	309,484	8,907	2.88%
Total deposits and interest-bearing liabilities	1,034,837	$4,747	0.46%	935,303	$5,993	0.64%	800,135	$8,907	1.11%
Other non-interest bearing liabilities	19,956			18,815			16,383
Total liabilities	1,054,793			954,118			816,518
Shareholders' equity	81,323			60,190			46,759
Total liabilities and shareholders' equity	$1,136,116			$1,014,308			$863,277
Net interest income and net interest rate spread including non-interest bearing deposits		$34,312	3.19%		$33,090	3.41%		$27,819	3.51%

Net interest margin			3.21%			3.43%			3.50%

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

Rate / Volume

Year Ended September 30,	2011 vs. 2010			2010 vs. 2009
(Dollars in Thousands)
	Increase /	Increase /	Total	Increase /	Increase /	Total
	(Decrease)	(Decrease)	Increase /	(Decrease)	(Decrease)	Increase /
	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)

Interest-earning assets
Loans receivable	$(3,826)	$(1,464)	$(5,290)	$(1,317)	$700	$(617)
Mortgage-backed securities	4,193	799	4,992	4,597	(1,457)	3,140
Other investments	245	29	274	385	(551)	(166)
Total interest-earning assets	$612	$(636)	$(24)	$3,665	$(1,308)	$2,357

Interest-bearing liabilities
Interest-bearing checking	$144	$7	$151	$18	$202	$220
Savings	3	-	3	3	(7)	(4)
Money markets	2	(60)	(58)	(38)	(85)	(123)
Time deposits	(383)	(552)	(935)	(320)	(1,205)	(1,525)
FHLB advances	(12,861)	12,484	(377)	486	(1,555)	(1,069)
Other borrowings	240	(270)	(30)	(241)	(172)	(413)
Total interest-bearing liabilities	$(12,855)	$11,609	$(1,246)	$(92)	$(2,822)	$(2,914)

Net effect on net interest income	$13,467	$(12,245)	$1,222	$3,757	$1,514	$5,271

Provision for Loan Losses. In fiscal 2011, the Company recorded a provision for loan losses of $0.3 million, compared to $15.8 million for fiscal 2010. The MPS division had a reduction of $11.8 million when comparing the fiscal 2011 to the fiscal 2010 provision, primarily because the Bank did not offer iAdvance and tax-related loan programs after October 13, 2010. In addition, the Retail Bank had a reduction of $3.7 million when comparing the fiscal 2011 to the fiscal 2010 provision.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses (“ALL”). While the Company has no direct exposure to sub-prime mortgage loans, management believes the current recessionary environment may strain the financial condition of some borrowers. Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience. Concerns regarding the economic slowdown, have led management to the conclusion that future losses in its commercial and multi-family and commercial business portfolio may be somewhat higher than historical experience. On the other hand, current trends in agricultural markets remain reasonable. Higher commodity prices as well as average to above average yields created positive economic conditions for most farmers in our markets in 2011. Nonetheless, management still expects that future losses within the agricultural operating portfolio, which have been very low, could be higher than recent historical experience. Management believes that the aforementioned recession may also negatively impact consumers’ repayment capacities. Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns. Despite our efforts to monitor our credits, we can offer no assurance that loan losses in fiscal 2012 and thereafter will not exceed the relatively low levels of such losses taken in fiscal 2011.

The allowance for loan losses established in connection with MPS operations results from an estimation process that evaluates relevant characteristics of its credit portfolio. We consider other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses. Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process. Due to the varied and unknown nature and structures of future credit programs, the exact methodology to determine the ALL for each program will not be identical. Each program may have differing levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics, etc. Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program. Each program is evaluated separately and with potentially different methodologies. For example, the increased charge-offs for MPS credit in fiscal 2010 resulted primarily from pre-season tax loans to sub-prime borrowers that peaked in January 2010. Management was pro-active and established a provision for loan losses for these loans during the tax pre-season offering period. The majority of the charge-offs for these pre-season tax loans were recorded against the allowance for loan losses in the third quarter of fiscal 2010. The charge-offs were in accordance with management’s expectations of the pre-season tax program.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2011 reflects an adequate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, the OCC and the Federal Reserve, which can require the establishment of additional general or specific allowances.

Non-Interest Income. Non-interest income decreased by $39.9 million, or 41.0%, to $57.5 million for fiscal 2011 from $97.4 million for fiscal 2010.

The decline in card fees of $39.3 million in fiscal 2011 as compared to fiscal 2010 was primarily due to the discontinuance of the iAdvance and certain tax-related programs in the MPS segment and the reimbursement of $4.8 million in card fees related to the previously disclosed OTS administrative actions related to the iAdvance program.

 Fees earned on prepaid debit cards, credit products and other payment systems products and services were $53.9 million for fiscal 2011 as compared to $93.2 million for fiscal 2010

In addition, the Bank recorded a gain on sale of securities available for sale of $1.8 million in fiscal 2011 as compared to gain on sale of $2.1 million in the prior fiscal year.

Non-Interest Expense. Non-interest expense decreased by $11.7 million, or 12.3%, to $83.3 million for fiscal 2011 from $94.9 million for the same period in fiscal 2010.

Compensation expense totaled $30.5 million for fiscal 2011 as compared to $32.5 million for fiscal 2010. Overall staffing is 6% lower than at September 30, 2010.

The reduction was primarily attributable to a reduction in card processing expense, which declined $14.9 million from $38.2 million in fiscal 2010 to $23.3 million in fiscal 2011 due to the discontinuance of the iAdvance and tax-related programs that were previously disclosed above. These expenses primarily stem from prepaid card and credit-related programs managed by MPS. Other card processing expense increases are attributable to settlement functions for value loading, card sales and anticipated growth of existing products.

The Company’s occupancy and equipment expense totaled $8.5 million for fiscal 2011 as compared to $8.2 million for fiscal 2010. The increase was due to supporting existing product lines and increasing market penetration of MPS products and services.

Goodwill impairment expense was recorded for the fiscal 2011of $1.5 million due to the Retail Bank segment’s write off of goodwill due to impairment related primarily to the recent decline in stock price of the Company in the quarter ended December 31, 2010.

On December 9, 2010, the Bank discovered that two wire transfers in the amount of approximately $1.1 million had been fraudulently initiated several days before through identify theft. The Bank recorded a loss of $0.6 million at December 31, 2010. After investigation, in March 2011, the Bank established an insurance receivable of $0.5 million for the balance of the fraud.

During the third quarter of fiscal 2011, the Company recorded as card processing expense a civil money penalty of $0.4 million as part of the overall OTS-related settlement of administrative actions.

The Company incurred higher legal and consulting expenses of $1.7 million in fiscal 2011 as compared to fiscal 2010 related primarily to regulatory matters.

The Company settled the Guardian Angel Credit Union v MetaBank lawsuit which resulted in an increase in other noninterest expense in the fourth quarter of fiscal 2011 of $1.6 million as compared to no expense in fiscal 2010.

Income Tax Expense. Income tax expense for fiscal 2011 was $3.6 million, or an effective tax rate of 43.8%, compared to a tax expense of $7.4 million, or an effective tax rate of 37.4%, in fiscal 2010. The change in tax expense is primarily due to the change in net income before income tax expense. The Company’s recorded income tax expense was also impacted primarily by permanent differences between book and taxable income. The Company’s recorded income tax expense and the effective tax rate was impacted by permanent differences between book and taxable income primarily related to the write off of goodwill of $1.5 million and the assessment of $0.4 million. The nature and timing of the items discussed above resulted in a higher effective tax rate for fiscal 2011 compared to fiscal 2010.

Comparison of Operating Results for the Years Ended
September 30, 2010 and September 30, 2009

General. The Company recorded net income of $12.4 million, or $4.11 per diluted share, for the year ended September 30, 2010 compared to a loss of $1.5 million, or $0.56 per diluted share, for the year ended September 30, 2009. The increase in net income in the current period was primarily caused by an increase in non-interest income and a reduction in the provision for loan losses which were partially offset by an increase in non-interest expense. In addition, net interest income increased $5.3 million as compared to the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2010 increased by $5.3 million, or 18.9%, to $33.1 million from $27.8 million for the prior fiscal year. Net interest margin decreased slightly to 3.43% in fiscal year 2010 as compared to 3.50% in fiscal year 2009.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management believes the current recessionary environment may strain the financial condition of some borrowers. Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience. Concerns regarding the economic slowdown, have led management to the conclusion that future losses in its commercial and multi-family and commercial business portfolio may be somewhat higher than historical experience. On the other hand, current trends in agricultural markets remain reasonable. Higher commodity prices as well as average to above average yields created positive economic conditions for most farmers in our markets in 2009. Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience. Management believes that the aforementioned recession may also negatively impact consumers’ repayment capacities. Additionally, a sizable portion of the Company’s consumer loan portfolio is secured by residential real estate, as discussed above, which is an area to be closely monitored by management in view of its stated concerns.

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

Non-Interest Income. Non-interest income increased by $17.4 million, or 21.9%, to $97.4 million for fiscal 2010 from $80.0 million for fiscal 2009. Fees earned on prepaid debit cards, credit products and other payment systems products and services were $93.2 million for fiscal 2010 as compared to $77.5 million for fiscal 2009.

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

Costs associated with the operational support of card-related products at MPS also increased. Card processing expenses totaled $38.2 million for fiscal 2010 as compared to $33.5 million for fiscal 2009. These expenses primarily stem from prepaid card and credit-related programs managed by MPS. Other card processing expense increases are attributable to settlement functions for value loading and card sales.

The Company’s occupancy and equipment expense totaled $8.2 million for fiscal 2010 as compared to $8.0 million for fiscal 2009. The increase was due to supporting new product lines and increasing market penetration of MPS products and services.

Income Tax Expense (Benefit). Income tax expense for fiscal 2010 was $7.4 million, or an effective tax rate of 37.4%, compared to a tax benefit of $0.5 million, or an effective tax rate of 27.1%, in fiscal 2009. The change in tax expense is primarily due to the change in net income before income tax expense. The Company’s recorded income tax expense was also impacted primarily by permanent differences between book and taxable income.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that: (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies. This discussion should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” contained herein.

Allowance for Loan Losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. Although management believes the levels of the allowance as of both September 30, 2011 and September 30, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Each quarter the Company evaluates the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with Accounting Standards Codification (“ASC”) 350, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Deferred Tax Assets. The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to income for the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance. There was no deferred tax valuation allowance at September 30, 2011 and 2010.

Security Impairment. Management continually monitors the investment security portfolio for impairment on a security by security basis. Management has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

In fiscal 2011, there were no other than temporary impairment losses. In fiscal 2010, the other than temporary impairment losses recognized in earnings was $350,000. There were no other than temporary impairment losses in fiscal 2009.

Level 3 Fair Value Measurement. GAAP requires the Company to measure the fair value of financial instruments under a standard which describes three levels of inputs that may be used to measure fair value. Level 3 measurement includes significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Although management believes that it uses a best estimate of information available to determine fair value, due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

Net Portfolio Value.

Asset/Liability and Risk Management. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets. The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

As a continuing part of its financial strategy, the Bank considers methods of managing this asset/liability mismatch consistent with maintaining acceptable levels of net interest income. In order to properly monitor interest rate risk, the Board of Directors has created an Investment Committee whose principal responsibilities are to assess the Bank's asset/liability mix and implement strategies that will enhance income while managing the Bank's vulnerability to changes in interest rates. In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. The goal of this policy is to provide a relatively consistent level of net interest income in varying interest rate cycles and to minimize the potential for significant fluctuations from period to period. One approach used to quantify interest rate risk is the Bank's net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

Presented below, as of September 30, 2011 and 2010, is an analysis of the Bank's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. Down 100 basis points and down 200 basis points are not presented for September 30, 2011 and 2010 due to the extremely low rate environment. At both September 30, 2011 and 2010, the Bank’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors as listed below. As of September 30, 2011, the Bank’s interest rate risk profile was within the limits set forth by the regulatory agencies.

September 30, 2011				September 30, 2010
		Estimated Increase					Estimated Increase
	Estimated	(Decrease) in NPV				Estimated	(Decrease) in NPV
Change in	NPV			Change in		NPV
Interest Rates	Amount	Amount	Percent	Interest Rates		Amount	Amount	Percent
		(Dollars in Thousands)					(Dollars in Thousands)
Basis Points				Basis Points
+200 bp	129,699	32,174	32.99%	+200	bp	79,622	7,624	10.59%
+100 bp	121,361	23,836	24.44%	+100	bp	83,851	11,853	16.46%
-	97,525	-	-	-		71,998	-	-

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

Asset Quality

It is management's belief, based on information available at fiscal year end, that the Company's current asset quality is satisfactory. At September 30, 2011, non-performing assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, foreclosed real estate, and repossessed consumer property, totaled $15.9 million, or 1.2% of total assets, compared to $9.7 million, or 0.9% of total assets, at September 30, 2010.

Impaired/non-accruing and restructured loans at September 30, 2011 totaled $13.2 million. There were $2.7 million in foreclosed real estate and repossessed assets at September 30, 2011.

The Company maintains an allowance for loan losses because of the potential that some loans may not be repaid in full. See Note 1 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. At September 30, 2011, the Company had an allowance for loan losses in the amount of $4.9 million as compared to $5.2 million at September 30, 2010. Management’s periodic review of the adequacy of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall loan portfolio and is available for any loan charge-offs that may occur. As stated previously, there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Bank is subject to review by the OCC, which has the authority to require management to make changes to the allowance for loan losses, and the Company is subject to similar review by the Federal Reserve.

In determining the allowance for loan losses, the Company specifically identifies loans that it considers to have potential collectibility problems. Based on criteria established by ASC 310, some of these loans are considered to be “impaired” while others are not considered to be impaired, but possess weaknesses that the Company believes merit additional analysis in establishing the allowance for loan losses. All other loans are evaluated by applying estimated loss ratios to various pools of loans. The Company then analyzes other factors (such as economic conditions) in determining the aggregate amount of the allowance needed.

At September 30, 2011, $2.1 million of the allowance for loan losses was allocated to impaired loans, representing 10.3% of the related loan balances. See Note 4 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. $280,000 of the allowance was allocated to other identified problem loan situations, representing 1.3% of the related loan balances, and $2.5 million, representing 1.0% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and general economic conditions. At September 30, 2010, $1.3 million of the allowance for loan losses was allocated to impaired loans, representing 9.7% of the related loan balances. $606,000 was allocated to other identified problem loan situations, and $3.3 million was allocated against losses from the overall loan portfolio based on historical loss experience and general economic conditions.

The Company maintains a loan review and classification process which involves multiple officers of the Company and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. A quarterly loan officer validation worksheet documents this process.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses.  Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms.  The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree or risk associated with these loans.  The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types.  At September 30, 2011, potential problem loans totaled $7.0 million, compared to $6.4 million at September 30, 2010.  The $0.6 million increase in potential problem loans since September 30, 2010, was primarily due to a $0.9 million increase in commercial real estate and multi family, which is partially offset in all other loan categories.  The level of potential problem loans highlights management’s continued heightened level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company’s customers and on underlying real estate values (both residential and commercial).

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

The Company is aware that the low- and no-cost checking deposits generated through MPS may carry a greater degree of concentration risk than traditional consumer checking deposits. To date, the Company has not experienced any significant net outflows related to MPS over the past seven years, though no assurance can be given that this will continue to be the case. As a result of the OTS administrative actions, it is possible that the Bank may experience migration of third-parties with which it does business to other banks that are able to operate without restrictions. One such third party in fiscal 2010 announced its intention to diversify its business, although it continues to maintain a strong business relationship with the Bank. While no such migrations have occurred in material amount since OTS restrictions were announced in October 2010, we cannot predict the extent to which third-parties with whom we do business will migrate their business to other banks, or the extent to which such migration will reduce our low and no-cost deposits. If such reductions occur in a material amount, the Company’s financial condition and results of operations could be adversely affected.

The Bank is required by regulation to maintain sufficient liquidity to assure its safe and sound operation. In the opinion of management, the Bank is in compliance with this requirement.

Liquidity management is both a daily and long-term function of the Company's management strategy. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) the projected availability of purchased loan products, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term government agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and other wholesale funding sources. The Company is not aware of any significant trends in the Company’s liquidity or its ability to borrow additional funds if needed.

By letter dated December 28, 2010, the OTS directed the Bank not to increase the amount of brokered deposits from the amount it held at December 28, 2010 without the prior written non-objection of the OTS Regional Director. The Bank believes it did not hold any brokered deposits on December 28, 2010 or thereafter and therefore does not anticipate seeking approval. At the direction of the OTS, the Bank requested the FDIC to confirm that deposits related to a specific prepaid program were not brokered deposits. The Bank has not yet received a reply from FDIC. At the time the directive was issued, OTS staff stated that it would not seek retroactively to enforce the directive for any growth that occurs subsequent to December 28, 2010, given the Bank's request to the FDIC. The Bank tendered its request to the FDIC in December 2010. The Bank has been advised that the FDIC will consider the Bank's request in the context of its broader industry reevaluation of brokered deposits in general. In addition, under current rules, if a substantial portion of the Bank's deposits are ruled to be "brokered," and should the Bank's primary federal regulator decide to impose a formal individual minimum capital requirement or similar formal requirement on the Bank notwithstanding that the Bank is well-capitalized, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits. In either event, unless the Bank receives relief from its regulator or a waiver from the FDIC, such a result could produce serious adverse consequences for the Bank from a liquidity standpoint and could also have serious adverse effects on the Company's financial condition and results of operations.

The primary investing activities of the Company are the origination and purchase of loans and the purchase of securities. During the years ended September 30, 2011, 2010 and 2009, the Company originated loans totaling $1.1 billion, $1.2 billion, and $686.1 million, respectively. Most of these loans were sold without recourse after origination. Purchases of loans totaled $5.8 million, $8.9 million, and $50.4 million during the years ended September 30, 2011, 2010 and 2009, respectively. During the years ended September 30, 2011, 2010 and 2009, the Company purchased mortgage-backed securities and other securities available for sale in the amount of $289.8 million, $437.3 million and $287.1 million, respectively.

At September 30, 2011, the Company had unfunded loan commitments of $48.0 million. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certificates of deposit scheduled to mature in one year or less from September 30, 2011 totaled $62.4 million. Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits. Management believes that loan repayment and other sources of funds will be adequate to meet the Company's foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2011 (Dollars in Thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Time deposits	$116,562	$62,357	$47,328	$6,877	$-
Long-term debt	19,055	8,055	2,500	1,500	7,000
Operating leases	9,456	1,548	2,539	2,276	3,093
Subordinate debentures
Issued to capital trust	10,310	-	-	-	10,310
Data processing services	4,112	1,946	2,166	-	-
Total	$159,495	$73,906	$54,533	$10,653	$20,403

During July 2001, the Company’s unconsolidated trust subsidiary, First Midwest Financial Capital Trust I, sold $10.0 million in floating rate cumulative preferred securities. Proceeds from the sale were used to purchase subordinated debentures of the Company, which mature in the year 2031, and are redeemable at any time after five years. The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to redeem. The Company used the proceeds for general corporate purposes. See Note 10 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company and the Bank met regulatory requirements for classification as well capitalized institutions. See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The payment of dividends and repurchase of shares has the effect of reducing stockholders’ equity. Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios. Further, the Company must seek the approval of the Federal Reserve prior to declaring dividends or capital distributions, or redeeming or purchasing Company equity stock.

At the Bank level, the Board of Directors has approved a goal of an 8% Tier 1 capital to adjusted total assets ratio during fiscal 2011. At September 30, 2011, the Bank’s Tier 1 capital to adjusted total assets ratio was 6.38%, well in excess of the five percent minimum to attain well-capitalized status and the Bank’s average Tier 1 capital to adjusted total assets ratio was 7.0%. No assurance can be provided that the Board of Director’s goal will be achieved.

Off-Balance Sheet Financing Arrangements

For discussion of the Company’s off-balance sheet financing arrangements, see Note 15 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Depending on the extent to which the commitments or contingencies described in Note 16 occur, the effect on the Company’s capital and net income could be significant.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Annual Report have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of the Company are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

Impact of New Accounting Standards

           Accounting Standards Update No.2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" (ASC Topic 310).
This ASU required significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of restructured loans will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. The Company adopted this update effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20" (ASC Topic 310).
This ASU modified the effective date of compliance with disclosure requirements related to trouble debt restructure reporting previously indicated in ASU 2010-20. The new effective date for disclosing the required troubled debt restructuring information is for interim and annual periods ending after June 15, 2011. The Company adopted this update effective in the fourth quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring
This ASU amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR). The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. ASU 2011-02 is effective for a public entity for the first interim or annual period beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The Company adopted ASU 2011-02 for the interim and annual period ending September 30, 2011. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flow.

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

An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 for the interim period ending December 31, 2011.

Accounting Standards Update No. 2011-08 “Intangibles — Goodwill and Other” (ASC Topic 350).
The objective of this update is to simplify how entities test goodwill for impairment. This update adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that goodwill impairment exists, and if not, skip step two in determination of the amount of goodwill impairment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company anticipates adopting this update in the second quarter of fiscal 2012 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

The Company monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and risk policies established by the Board of Directors, and in order to preserve stockholder value. In monitoring interest rate risk, the Company analyzes assets and liabilities based on characteristics including size, coupon rate, repricing frequency, maturity date, and likelihood of prepayment.

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

The Company's primary objective for its investment portfolio is to provide a source of liquidity for the Company. In addition, the investment portfolio may be used in the management of the Company’s interest rate risk profile. The investment policy generally calls for funds to be invested among various categories of security types and maturities based upon the Company's need for liquidity, desire to achieve a proper balance between minimizing risk while maximizing yield, the need to provide collateral for borrowings, and to fulfill the Company's asset/liability management goals.

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio, and due to the relatively short-term nature of its borrowed funds. The Company believes that its growing portfolio of low- or no-cost deposits provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compresses the Company’s net interest margin. As a result of the Company’s new interest rate risk exposure in this regard, the Company has elected not to enter in to any new longer term wholesale borrowings, and generally has not emphasized longer term time deposit products.

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

We have audited the accompanying consolidated statements of financial conditions of Meta Financial Group, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meta Financial Group’s, Inc. internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 19, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
December 19, 2011

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	September 30, 2011	September 30, 2010

Cash and cash equivalents	$276,893	$87,503
Investment securities available for sale	28,330	21,467
Mortgage-backed securities available for sale	590,918	485,385
Loans receivable - net of allowance for loan losses of $4,926 at September 30, 2011 and $5,234 at September 30, 2010	314,410	366,045
Federal Home Loan Bank stock, at cost	4,737	5,283
Accrued interest receivable	4,133	4,759
Insurance receivable	2,264	3,683
Premises, furniture, and equipment, net	17,168	19,377
Bank-owned life insurance	14,322	13,796
Foreclosed real estate and repossessed assets	2,671	1,295
Goodwill and intangible assets	1,315	2,663
MPS accounts receivable	7,677	8,085
Other assets	10,643	10,425

Total assets	$1,275,481	$1,029,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$945,956	$675,163
Interest-bearing checking	31,249	29,976
Savings deposits	11,136	10,821
Money market deposits	36,717	35,422
Time certificates of deposit	116,562	146,072
Total deposits	1,141,620	897,454
Advances from Federal Home Loan Bank	11,000	22,000
Securities sold under agreements to repurchase	8,055	8,904
Subordinated debentures	10,310	10,310
Accrued interest payable	223	392
Contingent liability	3,649	3,983
Accrued expenses and other liabilities	20,047	14,679
Total liabilities	1,194,904	957,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value; 5,200,000 shares authorized, 3,372,999 shares issued, 3,146,867 and 3,111,413 shares outstanding at September 30, 2011 and September 30, 2010, respectively	34	34
Additional paid-in capital	32,471	32,381
Retained earnings - substantially restricted	45,494	42,475
Accumulated other comprehensive income	6,336	1,599
Treasury stock, 226,132 and 261,586 common shares, at cost, at September 30, 2011 and September 30, 2010, respectively	(3,758)	(4,445)
Total stockholders’ equity	80,577	72,044

Total liabilities and stockholders’ equity	$1,275,481	$1,029,766

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,

	2011	2010	2009

Interest and dividend income:
Loans receivable, including fees	$19,654	$24,944	$25,561
Mortgage-backed securities	18,362	13,370	10,230
Other investments	1,043	769	935
	39,059	39,083	36,726
Interest expense:
Deposits	3,069	3,908	5,341
FHLB advances and other borrowings	1,678	2,085	3,566
	4,747	5,993	8,907
Net interest income	34,312	33,090	27,819
Provision for loan losses	278	15,791	18,713
Net interest income after provision for loan losses	34,034	17,299	9,106
Non-interest income:
Card fees	53,890	93,206	77,502
Gain on sale of securities available for sale, net	1,793	2,140	761
Deposit fees	649	766	749
Bank-owned life insurance income	526	526	512
Loan fees	417	359	660
Gain on sale of membership equity interests, net	-	-	515
Gain (loss) on sale of REO	53	(105)	(1,015)
Other income	163	552	285
Total non-interest income	57,491	97,444	79,969

Non-interest expense:
Compensation and benefits	30,467	32,529	32,743
Card processing expense	23,286	38,242	33,540
Occupancy and equipment expense	8,467	8,162	7,978
Legal and consulting expense	5,156	3,464	3,745
Goodwill impairment	1,508	-	-
Marketing	1,260	2,109	1,822
Data processing expense	1,092	1,273	2,181
Other expense	12,026	9,151	9,072
Total non-interest expense	83,262	94,930	91,081

Income (loss) before income tax expense (benefit)	8,263	19,813	(2,006)
Income tax expense (benefit)	3,623	7,420	(543)

Net income (loss)	$4,640	$12,393	$(1,463)

Earnings (loss) per common share:
Basic	$1.49	$4.23	$(0.56)
Diluted	$1.49	$4.11	$(0.56)

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	For the Years Ended
	September 30,

	2011	2010	2009

Net income (loss)	$4,640	$12,393	$(1,463)

Other comprehensive income:
Change in net unrealized gains on securities available for sale	9,464	7,661	5,839
(Gains) realized in net income	(1,793)	(2,140)	(761)
	7,671	5,521	5,078
Deferred income tax effect	2,934	2,084	1,894
Total other comprehensive income	4,737	3,437	3,184
Total comprehensive income	$9,377	$15,830	$1,721

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2009, 2010 and 2011
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss),Net of Tax	Treasury Stock	Total Shareholders’ Equity

Balance, September 30, 2008	$30	$23,058	$34,442	$(5,022)	$(6,775)	$45,733

Cash dividends declared on common stock ($.52 per share)	-	-	(1,353)	-	-	(1,353)

Issuance of 21,624 common shares from treasury stock due to exercise of stock options	-	(153)	-	-	168	15

Stock compensation	-	641	-	-	148	789

18,446 common shares committed to be released under the ESOP	-	5	-	-	435	440

Change in net unrealized losses on securities available for sale, net

Net loss	-	-	(1,463)	-	-	(1,463)

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$(6,024)	$47,345

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$(6,024)	$47,345

Cash dividends declared on common stock ($.52 per share)	-	-	(1,544)	-	-	(1,544)

Issuance of common shares from the sales of equity securities	4	8,563	-	-	-	8,567

Issuance of 41,544 common shares from treasury stock due to exercise of stock options	-	(249)	-	-	1,579	1,330

Stock compensation	-	516	-	-	-	516

Change in net unrealized losses on securities available for sale, net

Net income	-	-	12,393	-	-	12,393

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Cash dividends declared on common stock ($.52 per share)	-	-	(1,621)	-	-	(1,621)

Issuance of common shares from the sales of equity securities	-	-	-	-	-	-

Issuance of 13,776 common shares from treasury stock due to exercise of stock options	-	(112)	-	-	687	575

Stock compensation	-	202	-	-	-	202

Change in net unrealized gains on securities available for sale, net

Net income	-	-	4,640	-	-	4,640

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended September 30,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$4,640	$12,393	$(1,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Effect of contribution to employee stock ownership plan	-	-	440
Depreciation, amortization and accretion, net	9,758	11,434	5,970
Disbursement of non-real estate consumer loans originated	(848,671)	(440,175)	(126,857)
Proceeds from sale of non-real estate consumer loans	848,553	438,339	126,963
Disbursement of 1-4 family residential mortgage loans originated	(2,370)	(3,393)	(3,428)
Proceeds from sale of 1-4 family residential mortgage loans	3,627	2,466	3,225
Gain on sale of loans	(188)	(83)	(67)
Provision for loan losses	278	15,791	18,713
Gain on sale of investments available for sale, net	(1,793)	(2,140)	(761)
Gain on sale of membership equity interests, net	-	-	(515)
Loss on sale of other assets	102	123	1,015
Net change in accrued interest receivable	626	(415)	153
Goodwill impairment	1,508	-	-
Net change in other assets	923	(1,935)	(460)
Net change in accrued interest payable	(169)	(55)	(131)
Net change in accrued expenses and other liabilities	5,034	2,220	4
Net cash provided by operating activities	21,858	34,570	22,801

Cash flows from investing activities:
Purchase of securities available for sale	(289,777)	(437,305)	(287,113)
Net change in federal funds sold	-	9	5,179
Proceeds from sales of securities available for sale	55,791	97,610	32,478
Proceeds from maturities and principal repayments of securities available for sale	125,085	197,346	97,184
Loans purchased	(5,820)	(8,930)	(50,358)
Net change in loans receivable	53,856	21,097	64,102
Proceeds from sales of foreclosed real estate	1,047	1,105	958
Net change in FHLB stock	546	1,767	1,042
Proceeds from the sale of premises and equipment	98	1,154	2
Purchase of premises and equipment	(1,832)	(2,347)	(3,683)
Other, net	(2,935)	(1,735)	(1,894)
Net cash used in investing activities	(63,941)	(130,229)	(142,103)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	273,676	243,798	131,271
Net change in time deposits	(29,510)	(91)	22,672
Net change in advances from FHLB and other borrowings	(11,000)	(77,800)	(32,225)
Net change in securities sold under agreements to repurchase	(849)	2,218	1,338
Cash dividends paid	(1,621)	(1,544)	(1,353)
Stock compensation	202	516	789
Proceeds from exercise of stock options	575	9,897	15
Net cash provided by financing activities	231,473	176,994	122,507

Net change in cash and cash equivalents	189,390	81,335	3,205

Cash and cash equivalents at beginning of year	87,503	6,168	2,963
Cash and cash equivalents at end of year	$276,893	$87,503	$6,168

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Con't.)
(Dollars in Thousands)

	For the Years Ended September 30,
	2011	2010	2009

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$4,916	$6,048	$9,038
Income taxes	3,255	3,559	2,607

Supplemental disclosure of non-cash investing and financing activities:
Net loans transferred to foreclosed real estate	$2,370	$452	$4,026

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Meta Financial Group, Inc. (the “Company”), a unitary savings and loan holding company located in Storm Lake, Iowa, and its wholly owned subsidiaries which include MetaBank (the “Bank”), a federally chartered savings bank whose primary federal regulator is the Office of the Comptroller of the Currency, First Services Financial Limited and Brookings Service Corporation, which offer noninsured investment products. The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities. The Trust is not included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions. The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days. The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits. The total of those reserve balances was $1.4 million and $2.3 million at September 30, 2011 and 2010, respectively. The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB, and other private institutions. At September 30, 2011 the Company had no interest bearing deposits held at the FHLB and $271.6 million in interest bearing deposits held at the FRB. At September 30, 2011 the Company had no federal funds sold. The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES

The Company classifies all securities as available for sale. Available for sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with net unrealized gains and losses reported as other comprehensive income or loss as a separate component of stockholders’ equity, net of tax.

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operations at the time of sale. Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security using the level yield method, is included in income as earned.

Securities Impairment

Management continually monitors the investment security portfolio for impairment on a security by security basis and has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income, net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. In fiscal 2011, there were no other-than-temporary impairments recorded. In fiscal 2010, the other-than-temporary impairments recorded against the trust preferred securities were $350,000. No other-than-temporary impairments were recorded against earnings during fiscal 2009.

LOANS HELD FOR SALE AND IMMATERIAL CORRECTION OF PRIOR PERIOD

The Company originates certain consumer and residential mortgage loans specifically for resale and such loans are held for short periods of time. Such loans are reported at the lower of cost or market value.

Cash receipts and cash payments resulting from acquisitions and sales of such loans are classified as operating cash flows in the Consolidated Statements of Cash Flows.

In 2010 and 2009 the Company reported the cash receipts and cash payments from acquisitions and sales of such loans net in the investing section of the Consolidated Statements of Cash Flows. The Company has adjusted the prior period cash flows for the immaterial error in presentation.

The correction resulted in a decrease in operating cash flows of $2.8 million in 2010 and $97,000 in 2009.

LOANS RECEIVABLE

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances reduced by the allowance for loan losses and any deferred fees or costs on originated loans.

MPS has strived to offer consumers innovative payment products, including credit products. Most credit products have fallen into one of two general categories: (1) sponsorship lending and (2) portfolio lending. In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk. MPS’s sponsorship lending programs are governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors. A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment. Several portfolio lending programs also have a contractual provision that has indemnified MPS and the Bank for credit losses that meet or exceed predetermined levels. Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk. Therefore, MPS has strived to employ policies, procedures, and information systems that are commensurate with the added risk and exposure. Due to supervisory directives issued by our regulator, an MPS lending program - iAdvance – was eliminated effective October 13, 2010. In addition, our third party relationship programs have been limited to third party relationships in existence at the time the directives were issued, absent prior approval to engage in new relationships. For additional discussion, see “Regulation - Bank Supervision and Regulation – OTS Consent Orders and Related Matters.”

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

As part of the Company's ongoing risk management practices, management attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, the Company identifies and reports that loan as a troubled debt restructuring ("TDR"). Management considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower's current and prospective ability to comply with the modified terms of the loan. Additionally, the Company structures loan modifications with the intent of strengthening repayment prospects.

The Company considers whether a borrower is experiencing financial difficulties, as well as whether a concession has been granted to a borrower determined to be troubled, when determining whether a modification meets the criteria of being a TDR under ASC 310-40, Receivables. For such purposes, evidence which may indicate that a borrower is troubled includes, among other factors, the borrower's default on debt, the borrower's declaration of bankruptcy or preparation for the declaration of bankruptcy, the borrower's forecast that entity-specific cash flows will be insufficient to service the related debt, or the borrower's inability to obtain funds from sources other than existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor. If a borrower is determined to be troubled based on such factors or similar evidence, a concession will be deemed to have been granted if a modification of the terms of the debt occurred that management would not otherwise consider. Such concessions may include, among other modifications, a reduction of the stated interest for the remaining original life of the debt, an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, a reduction of accrued interest, or a reduction of the face amount or maturity amount of the debt.

A modification of loan terms that management would generally not consider to be a TDR could be a temporary extension of maturity to allow a borrower to complete an asset sale whereby the proceeds of such transaction are to be paid to satisfy the outstanding debt. Additionally, a modification that extends the term of a loan, but does not involve reduction of principal or accrued interest, in which the interest rate is adjusted to reflect current market rates for similarly situated borrowers is not considered a TDR. Nevertheless, each assessment will take into account any modified terms and will be comprehensive to ensure appropriate impairment assessment.

Loans that are reported as TDRs apply the identical criteria in the determination of whether the loan should be accruing or nonaccruing. Typically, the event of classifying the loan as a TDR due to a modification of terms is independent from the determination of accruing interest on a loan in accordance with accounting standards.

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

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS

The Bank regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the consolidated financial statements. The Bank generally retains the right to service the sold loans for a fee. At September 30, 2011 and 2010, the Bank was servicing loans for others with aggregate unpaid principal balances of $24.8 million and $27.1 million, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s estimate of probable loan losses which have been incurred as of the date of the consolidated financial statements. The allowance for loan losses is increased by a provision for loan losses charged to expense and decreased by charge-offs (net of recoveries). Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

Loans are considered impaired if full principal or interest payments are not probable in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses.

The allowance consists of specific, general, and unallocated components. The specific component relates to impaired loans that are classified either as doubtful or substandard. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers loans not considered impaired and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, manufactured homes, home equity and second mortgage loans. Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or more. Generally,  non-accrual loans are considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

In accordance with ASC 740, Accounting for Uncertainty in Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

PREMISES, FURNITURE, AND EQUIPMENT

Land is carried at cost. Buildings, furniture, fixtures, leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization computed principally by using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, and 3 to 10 years for leasehold improvements, for furniture, fixtures and equipment. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

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

EMPLOYEE STOCK OWNERSHIP PLAN

The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated statements of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and certain intangible assets are not amortized but are subject to an impairment test at least annually or more often if conditions indicate a possible impairment.

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

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in net unrealized gains and losses on securities available for sale, net of reclassification adjustments and tax effects, and is recognized as a separate component of stockholders’ equity.

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

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No.2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" (ASC Topic 310).

This ASU required significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of restructured loans will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. The Company adopted this update effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20" (ASC Topic 310).

This ASU modified the effective date of compliance with disclosure requirements related to trouble debt restructure reporting previously indicated in ASU 2010-20. The new effective date for disclosing the required troubled debt restructuring information is for interim and annual periods ending after June 15, 2011. The Company adopted this update effective in the fourth quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

This ASU amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR). The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. ASU 2011-02 is effective for a public entity for the first interim or annual period beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The Company adopted ASU 2011-02 for the interim and annual period ending September 30, 2011. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flow.

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

An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 for the interim period ending December 31, 2011.

Accounting Standards Update No. 2011-08 “Intangibles — Goodwill and Other” (ASC Topic 350).

The objective of this update is to simplify how entities test goodwill for impairment. This update adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that goodwill impairment exists, and if not, skip step two in determination of the amount of goodwill impairment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company anticipates adopting this update in the second quarter of fiscal 2012 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

NOTE 2. EARNINGS PER COMMON SHARE (EPS)

A reconciliation of the income (loss) and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2011, 2010 and 2009 is presented below.

	2011	2010	2009
	(Dollars in Thousands, Except Share and Per Share Data)
Earnings (Loss)
Net income (loss)	$4,640	$12,393	$(1,463)

Basic EPS
Weighted average common shares outstanding	3,116,302	2,936,397	2,606,072
Less weighted average nonvested shares	(1,667)	(3,329)	(4,995)
Weighted average common shares outstanding	3,114,635	2,933,068	2,601,077

Earnings (Loss) Per Common Share
Basic	$1.49	$4.23	$(0.56)

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,114,635	2,933,068	2,601,077
Add dilutive effect of assumed exercises of stock options, net of tax benefits	1,239	79,733	-
Weighted average common and dilutive potential common shares outstanding	3,115,874	3,012,801	2,601,077

Earnings (Loss) Per Common Share
Diluted	$1.49	$4.11	$(0.56)

Stock options totaling 365,488, 105,288, and 490,058 were not considered in computing diluted earnings per common share for the years ended September 30, 2011, 2010, and 2009, respectively, because they were not dilutive.

NOTE 3. SECURITIES

Securities available for sale were as follows at September 30

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2011	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$30,582	$-	$(8,470)	$22,112
Obligations of states and political subdivisions	5,937	281	-	6,218
Mortgage-backed securities	572,467	18,591	(140)	590,918
Total debt securities	$608,986	$18,872	$(8,610)	$619,248

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2010	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$25,466	$7	$(7,922)	$17,551
Obligations of states and political subdivisions	3,769	155	(8)	3,916
Mortgage-backed securities	475,026	10,671	(312)	485,385
Total debt securities	$504,261	$10,833	$(8,242)	$506,852

Included in securities available for sale are trust preferred securities as follows:

At September 30, 2011
			Unrealized	S&P	Moody's
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,982	$3,300	$(1,682)	BB	Baa3
Huntington Capital Trust II SE	4,972	3,350	(1,622)	BB-	Ba1
Bank Boston Capital Trust IV (2)	4,965	2,999	(1,966)	BB+	Ba1
Bank America Capital III	4,954	3,100	(1,854)	BB+	Ba1
PNC Capital Trust	4,954	3,650	(1,304)	BBB	Baa2
Total	$24,827	$16,399	$(8,428)

(1) Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.
(2) Bank Boston now known as Bank of America.

Management has a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security, and projecting cash flows. Other factors, but not necessarily all, considered are: that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the condition of the five banks listed, and whether there have been any payment deferrals or defaults to-date. Such factors are subject to change over time.

Management also determines if it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized

For all securities that are considered temporarily impaired, the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity. The Company believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2011 and 2010 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2011	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$5,713	$(42)	$16,399	$(8,428)	$22,112	$(8,470)
Obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	23,886	(140)	-	-	23,886	(140)
Total debt securities	$29,599	$(182)	$16,399	$(8,428)	$45,998	$(8,610)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$17,551	$(7,922)	$17,551	$(7,922)
Obligations of states and political subdivisions	1,110	(8)	-	-	1,110	(8)
Mortgage-backed securities	67,227	(312)	-	-	67,227	(312)
Total debt securities	$68,337	$(320)	$17,551	$(7,922)	$85,888	$(8,242)

As of September 30, 2011, the investment portfolio included securities with current unrealized losses which have existed for longer than one year. All of these securities are considered to be acceptable credit risks. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2011. As of September 30, 2010, the investment portfolio did include one security, the Cascade Capital Trust I 144A security, that had other-than-temporary-impairment. The difference between the present value of cash flows and the amortized cost basis was recorded as a credit loss impairment and recognized in earnings in the amount of $350,000.

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

	AMORTIZED	FAIR
	COST	VALUE
September 30, 2011	(Dollars in Thousands)

Due in one year or less	$448	$458
Due after one year through five years	7,022	7,038
Due after five years through ten years	2,237	2,310
Due after ten years	26,812	18,524
	36,519	28,330
Mortgage-backed securities	572,467	590,918
Total debt securities	$608,986	$619,248

Activities related to the sale of securities available for sale are summarized below.

	2011	2010	2009
	(Dollars in Thousands)

Proceeds from sales	$55,791	$97,610	$32,478
Gross gains on sales	1,793	2,224	762
Gross losses on sales	-	84	1

NOTE 4. LOANS RECEIVABLE, NET

Year end loans receivable were as follows:

September 30,	2011	2010
	(Dollars in Thousands)

One to four family residential mortgage loans	$33,753	$39,010
One to four family residential mortgage loans held for sale	375	1,444
Commercial and multi-family real estate loans	194,414	204,820
Agricultural real estate loans	20,320	25,895
Consumer loans	32,418	46,250
Consumer loans held for sale	1,980	1,863
Commercial business loans	14,955	19,709
Agricultural business loans	21,200	32,528
Total Loans Receivable	319,415	371,519

Less:
Allowance for loan losses	(4,926)	(5,234)
Undisbursed portion of loans in process	-	-
Net deferred loan origination fees	(79)	(240)
Total Loans Receivable, Net	$314,410	$366,045

Annual activity in the allowance for loan losses was as follows:

Year ended September 30,	2011	2010	2009
	(Dollars in Thousands)
Continuing Operations:
Beginning balance	$5,234	$6,993	$5,732
Provision for loan losses	278	15,791	18,713
Recoveries	521	1,855	632
Charge offs	(1,107)	(19,405)	(18,084)
Ending balance	$4,926	$5,234	$6,993

Allowance for Loan Losses and Recorded Investment in loans at September 30, 2011 is as follows:

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating	Unallocated	Total

Year Ended September 30, 2011

Allowance for loan losses:
Beginning balance	$50	$3,053	$111	$738	$131	$125	$1,026	$5,234
Provision charged (credited) to expense	344	807	(111)	(367)	(52)	(58)	(285)	278
Losses charged off	(229)	(61)	-	(774)	(43)	-	-	(1,107)
Recoveries	-	102	-	419	-	-	-	521
Ending balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926

Ending balance: individually evaluated for impairment	$1	$1,845	$-	$-	$3	$-	$-	$1,849
Ending balance: collectively evaluated for impairment	$164	$2,056	$-	$16	$33	$67	$741	$3,077
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$127	$13,025	$-	$-	$30	$-	$-	$13,182
Ending balance: collectively evaluated for impairment	$33,922	$181,389	$20,320	$34,398	$14,925	$21,200	$-	$306,154
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

The Asset Classification at September 30, 2011 and 2010 are as follows:

September 30, 2011
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating

Pass	$33,830	$161,109	$20,320	$33,947	$13,737	$14,500
Watch	281	10,446	-	318	913	6,700
Special Mention	17	3,006	-	38	53	-
Substandard	-	19,827	-	60	252	-
Doubtful	-	26	-	35	-	-
	$34,128	$194,414	$20,320	$34,398	$14,955	$21,200

September 30, 2010
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating

Pass	$39,704	$182,812	$19,752	$47,349	$18,501	$22,874
Watch	750	4,869	3,094	119	710	8,261
Special Mention	-	7,109	-	197	108	1,393
Substandard	-	8,081	3,050	259	390	-
Doubtful	-	1,949	-	189	-	-
	$40,454	$204,820	$25,896	$48,113	$19,709	$32,528

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status until the loan becomes current. Past due loans at September 30, 2011 and September 30, 2010 are as follows:

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans > 90 Days and Accruing

Residential 1-4 Family	$51	$30	$127	$208	$33,920	$34,128	$-
Commercial Real Estate and Multi Family	2,460	-	9,075	11,535	182,879	194,414	-
Agricultural Real Estate	-	-	-	-	20,320	20,320	-
Consumer	26	14	24	64	34,334	34,398	24
Commercial Operating	-	-	-	-	14,955	14,955	-
Agricultural Operating	-	-	-	-	21,200	21,200	-
Total	$2,537	$44	$9,226	$11,807	$307,608	$319,415	$24

September 30, 2010

Residential 1-4 Family	$192	$9	$443	$644	$39,570	$40,214	$404
Commercial Real Estate and Multi Family	3,900	746	4,394	9,040	195,780	204,820	257
Agricultural Real Estate	-	-	2,196	2,196	23,700	25,896	-
Consumer	192	38	124	354	47,759	48,113	124
Commercial Operating	329	-	202	531	19,178	19,709	-
Agricultural Operating	-	-	400	400	32,128	32,528	-
Total	$4,613	$793	$7,759	$13,165	$358,115	$371,280	$785

Impaired loans at September 30, 2011 and September 30, 2010 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2011

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial Operating	-	-	-	-	-
Agricultural Operating	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$127	$172	$1	$117	$-
Commercial Real Estate and Multi Family	13,025	18,427	1,845	9,306	-
Agricultural Real Estate	-	-	-	1,176	-
Consumer	-	-	-	36	-
Commercial Operating	30	45	3	109	-
Agricultural Operating	-	-	-	80	-
Total	$13,182	$18,644	$1,849	$10,824	$-

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2010

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial Operating	-	-	-	-	-
Agricultural Operating	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$39	$39	$2	$165	$-
Commercial Real Estate and Multi Family	4,137	9,684	266	8,336	-
Agricultural Real Estate	2,650	2,650	21	530	-
Consumer	-	-	-	26	-
Commercial Operating	241	241	121	501	-
Agricultural Operating	400	400	60	80	-
Total	$7,467	$13,014	$470	$9,638	$-

Cash interest collected on impaired loans was not material during the years ended September 30, 2011 and 2010.

For fical 2011 and 2010, the Company’s troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table. Troubled debt restructured loans at September 30, 2011 and September 30, 2010 are as follows:

	September 30, 2011			September 30, 2010
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	3	$328	$328	1	$45	$45
Commercial Real Estate and Multi Family	8	8,390	8,424	2	377	377
Agricultural Real Estate	-	-	-	-	-	-
Consumer	1	19	19	-	-	-
Commercial Operating	3	67	111	-	-	-
Agricultural Operating	-	-	-	-	-	-
Total	15	$8,804	$8,881	3	$422	$422

The following table provides information on troubled debt restructured loans for which there was a payment default during the fiscal year ended September 30, 2011 and 2010, that had been modified during the 12-month period prior to the default:

With Payment Deafaults During the Following Periods
	September 30, 2011		September 30, 2010
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	1	$42	-	$-
Commercial Real Estate and Multi Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	1	$42	-	$-

Virtually all of the Company’s originated loans are to Iowa- and South Dakota-based individuals and organizations. The Company’s purchased loans totaled $23.2 million at September 30, 2011, which were secured by properties located, as a percentage of total loans, as follows: 2% in Iowa and Oregon, 1% each in Washington and Minnesota and the remaining 1% in seven other states.

The Company originates and purchases commercial real estate loans. These loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production. The Company’s commercial real estate loans include $24.3 million of loans secured by hotel properties and $46.4 million of multi-family properties at September 30, 2011. The Company’s commercial real estate loans include $25.2 million of loans secured by hotel properties and $48.2 million of multi-family properties at September 30, 2010. The remainder of the commercial real estate portfolio is diversified by industry. The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Non-Accruing loans were $13.2 million and $7.5 million at September 30, 2011 and 2010, respectively. There were $24,000 and $0.8 million accruing loans delinquent 90 days or more at September 30, 2011 and 2010, respectively.

NOTE 5. LOAN SERVICING

Loans serviced for others are not reported as assets. The unpaid principal balances of these loans at year end were as follows:

	2011	2010
	(Dollars in Thousands)

Mortgage loan portfolios serviced for FNMA	$15,965	$15,837
Other	8,794	11,281
	$24,759	$27,118

NOTE 6. PREMISES, FURNITURE, AND EQUIPMENT, NET

Year end premises and equipment were as follows:

September 30,	2011	2010
	(Dollars in Thousands)

Land	$2,429	$2,429
Buildings	13,369	13,357
Furniture, fixtures, and equipment	21,673	21,266
	37,471	37,052
Less accumulated depreciation	(20,303)	(17,675)
	$17,168	$19,377

Depreciation expense of premises, furniture, and equipment included in occupancy and equipment expense was approximately $3.8 million, $3.7 million, and $3.6 million for the years ended September 30, 2011, 2010, and 2009, respectively.

NOTE 7. TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $100,000 or more were approximately $38.0 million and $61.8 million at September 30, 2011, and 2010, respectively.

At September 30, 2011, the scheduled maturities of time certificates of deposits were as follows for the years ending:

September 30,
(Dollars in Thousands)

2012	$62,357
2013	41,721
2014	5,607
2015	4,402
2016	2,475
Total Certificates	$116,562

Under the Dodd-Frank Act, non-IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC. Previous to the legislation in 2010, the coverage of $250,000 was temporary until December 2013. IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.

NOTE 8. ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

At September 30, 2011, the Company’s advances from the FHLB had fixed rates ranging from 4.03% to 7.01% with a weighted average rate of 6.0%. The scheduled maturities of FHLB advances were as follows for the years ending:

September 30,
(Dollars in Thousands)

2012	$-
2013	2,500
2014	-
2015	1,500
2016	-
Thereafter	7,000
Total FHLB Advances	$11,000

The Company had no overnight federal funds purchased from the FHLB as of September 30, 2011.

As of September 30, 2010, the Company’s advances from the FHLB totaled $22.0 million and carried a weighted average rate of 5.10%. The Company had no overnight federal funds purchased from the FHLB.

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

At year end 2011, and 2010, the Bank pledged securities with fair values of approximately $172.4 million and $198.3 million, respectively, against specific FHLB advances. In addition, qualifying mortgage loans of approximately $30.7 million, and $35.8 million were pledged as collateral at September 30, 2011 and 2010, respectively.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled approximately $8.1 million and $8.9 million at September 30, 2011 and 2010, respectively.

An analysis of securities sold under agreements to repurchase follows:

September 30,	2011	2010
	(Dollars in Thousands)

Highest month-end balance	$11,787	$11,880
Average balance	6,018	7,479
Weighted average interest rate for the year	0.50%	0.50%
Weighted average interest rate at yearend	0.50%	0.50%

The Company pledged securities with fair values of approximately $15.1 million at September 30, 2011, as collateral for securities sold under agreements to repurchase. There were $19.3 million securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2010.

NOTE 10. SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

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

The Company issued all of the 10,000 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely subordinated debt securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75% (4.31% at September 30, 2011 and 4.21% at September 30, 2010), not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions are required to be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2007. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture agreement.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the trusts are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

NOTE 11. EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees who have 1,000 hours of employment with the Bank, have worked one year at the Bank and who have attained age 21. ESOP expense of $737,000, $654,000 and $388,000 was recorded for the years ended September 30, 2011, 2010 and 2009, respectively. Contributions of $772,000, $654,000 and $440,000 were made to the ESOP during the years ended September 30, 2011, 2010 and 2009, respectively.

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

For the years ended September 30, 2011, 2010 and 2009, 43,898 shares, 20,428 shares and 18,446 shares with a fair value of $17.58, $32.00 and $23.86 per share, respectively, were released. Also for the years ended September 30, 2011, 2010 and 2009, allocated shares and total ESOP shares reflect 20,938 shares, 15,966 shares, and 254 shares, respectively, withdrawn from the ESOP by participants who are no longer with the Company or by participants diversifying their holdings. At September 30, 2011, 11,567 shares were purchased for dividend reinvestment. At September 30, 2010 there were no shares purchased for dividend reinvestment. At September 30, 2009, 535 shares were purchased for dividend reinvestment.

Year-end ESOP shares are as follows:

September 30,	2011	2010	2009
	(Dollars in Thousands)

Allocated shares	248,427	213,900	209,438
Unearned shares	-	-	-
Total ESOP shares	248,427	213,900	209,438

Fair value of unearned shares	$-	$-	$-

The Company also has a profit sharing plan covering substantially all full-time employees. Contribution expense to the profit sharing plan, included in compensation and benefits, for the year ended September 30, 2011 and 2010 was $780,000 and $726,000, respectively. There was no contribution expense to the profit sharing plan for the year ended September 30, 2009.

NOTE 12. SHARE BASED COMPENSATION PLANS

The Company maintains the 2002 Omnibus Incentive Plan which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company. Awards are granted by the Stock Option Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2011, 2010 and 2009.

Year Ended September 30,	2011	2010	2009
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $45, $89 and $75, respectively	$244	$450	$714

As of September 30, 2011, stock-based compensation expense not yet recognized in income totaled $103,000 which is expected to be recognized over a weighted average remaining period of 0.53 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model. The exercise price of stock options equals the fair market value of the underlying stock at the date of grant. The following table shows the key valuation assumptions used for options granted during the years ended September 30, 2011, 2010, and 2009, and other information. Options are issued for 10 year periods with 100% vesting generally occurring either at grant date or over a four year period.

Year Ended September 30,	2011	2010	2009
	(Dollars in Thousands, Except Share and Per Share Data)

Risk-free interest rate	0.95% - 0.96%	1.27% - 2.36%	1.50% - 2.82%

Expected annual standard deviation
Range	55.31% - 55.50%	44.89% - 45.89%	46.48% - 68.70%
Weighted average	55.32%	45.06%	51.04%
Expected life (years)	5	5	6

Expected dividend yield
Range	2.83% - 2.96%	1.64% - 3.02%	2.26% - 6.30%
Weighted average	2.95%	1.69%	3.05%
Weighted average fair value of options granted during period	$6.62	$10.83	$7.44
Intrinsic value of options exercised during period	$64	$426	$181

The Company awarded nonvested shares during the fiscal years ended 2011, 2010 and 2009. Shares vest immediately up to a period of four years. The following table shows the weighted average fair value of nonvested (restricted) shares awarded and the total fair value of nonvested (restricted) shares which vested during the fiscal years ended 2011, 2010 and 2009. The fair value is determined based on the fair market value of the Company’s stock on the grant date.

Year Ended September 30,	2011	2010	2009
	(Dollars in Thousands, Except Share and Per Share Data)
Weighted average fair value of nonvested shares granted during period	$17.90	$23.01	$16.00
Total fair value of nonvested shares vested during period	$147	$124	$124

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan. No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2011; however, previously awarded but unexercised options were outstanding under this plan during the year.

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2011 and 2010.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2010	490,993	$23.39	6.49	$4,579
Granted	24,935	17.61
Exercised	(13,776)	13.65
Forfeited or expired	(16,800)	25.94
Options outstanding, September 30, 2011	485,352	$23.28	5.90	$463

Options exercisable end of year	452,977	$23.31	5.91	$401

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2009	577,921	$23.74	7.12	$1,836
Granted	55,153	30.96
Exercised	(41,544)	16.29
Forfeited or expired	(100,537)	32.30
Options outstanding, September 30, 2010	490,993	$23.39	6.49	$4,579

Options exercisable end of year	448,793	$23.38	6.45	$4,204

	Number of	Weighted Average
	Shares	Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2010	1,667	$24.43
Granted	5,950	17.90
Vested	(7,617)	19.33
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2011	-	$-

	Number of	Weighted Average
	Shares	Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2009	3,334	$24.43
Granted	3,600	23.01
Vested	(5,267)	23.46
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2010	1,667	$24.43

NOTE 13. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.

The provision for income taxes consists of:

Years ended September 30,	2011	2010	2009
	(Dollars in Thousands)
Federal:
Current	$4,101	$5,194	$299
Deferred	(783)	1,175	(840)
	3,318	6,369	(541)

State:
Current	460	928	128
Deferred	(155)	123	(130)
	305	1,051	(2)

Income tax expense (benefit)	$3,623	$7,420	$(543)

Total income tax expense (benefit) differs from the statutory federal income tax rate as follows:

Years ended September 30,	2011	2010	2009
	(Dollars in Thousands)

Income tax expense (benefit) at 35% federal tax rate	$2,892	$6,935	$(682)
Increase (decrease) resulting from:
State income taxes net of federal benefit	198	683	(1)
Nontaxable buildup in cash surrender value	(184)	(184)	(174)
Incentive stock option expense	52	46	200
Tax exempt income	(38)	(25)	(19)
Nondeductible expenses	728	78	101
Other, net	(25)	(113)	32
Total income tax expense (benefit)	$3,623	$7,420	$(543)

Year-end deferred tax assets and liabilities included in other assets and other liabilities consist of:

September 30,	2011	2010
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$1,884	$2,002
Stock based compensation	358	384
Operational reserve	676	517
Other, net	2,084	1,164
Gross deferred tax assets	5,002	4,067

Deferred tax liabilities:
FHLB stock dividend	(433)	(433)
Premises and equipment	(1,232)	(1,455)
Patents	(503)	(412)
Prepaid expenses	(658)	(529)
Net unrealized gains on securities available for sale	(3,925)	(985)
Deferred loan fees	(63)	(63)
Gross deferred tax liabilities	(6,814)	(3,877)

Net deferred tax assets (liabilities)	$(1,812)	$190

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987 totaling $6.7 million for the Bank. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2011, and 2010. If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

The provisions of ASC 740, Accounting for Uncertainty in Income Taxes address the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination, with a tax examination being presumed to occur, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management believes that the realization of deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2011 and 2010.

In addition, the Company is required to establish contingency reserves for material, known tax exposures. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period

Income tax returns for fiscal years 2009 thru 2011, with few exceptions, remain open to examination by federal and state taxing authorities. The Company determined that no liability for unrecognized tax benefits and associated accrued interest and penalties existed at September 30, 2011 and 2010.

NOTE 14. CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Bank is the Company’s primary subsidiary. The Bank is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific quantitative capital guidelines using its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The requirements are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined). As of September 30, 2011, the Bank met all capital adequacy requirements.

The Bank’s actual and required capital amounts and ratios are presented in the following table.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

September 30, 2011

MetaBank
Tangible capital (to tangible assets)	$80,824	6.38%	$19,012	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	80,824	6.38	50,698	4.00	$63,372	5.00%
Tier 1 (core) capital (to risk-weighted assets)	80,824	18.97	17,046	4.00	25,568	6.00
Total risk based capital (to risk weighted assets)	85,750	20.12	34,091	8.00	42,614	10.00

September 30, 2010

MetaBank
Tangible capital (to tangible assets)	$74,642	7.29%	$15,368	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	74,642	7.29	40,981	4.00	$51,226	5.00%
Tier 1 (core) capital (to risk-weighted assets)	74,642	17.57	16,991	4.00	25,487	6.00
Total risk based capital (to risk weighted assets)	79,876	18.80	33,983	8.00	42,478	10.00

Regulations limit the amount of dividends and other capital distributions that may be paid by a financial institution without prior approval of its primary regulator. The regulatory restriction is based on a three-tiered system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions. The Bank is currently a Tier 1 institution. Accordingly, the Bank can make, without prior regulatory approval, distributions during a calendar year up to 100% of their retained net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) as long as they remain well-capitalized, as defined in prompt corrective action regulations, following the proposed distribution. Accordingly, at September 30, 2011, approximately $17.1 million of the Bank’s retained earnings were potentially available for distribution to the Company.

During 2010, the Office of Thrift Supervision ("OTS") issued Supervisory Directives to the Bank based on the OTS’ assessment of the Bank’s third-party relationship risk, enterprise risk management, and rapid growth (in the MPS division) and had also advised the Bank that the OTS had determined that the Bank engaged in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act and the OTS Advertising Regulation in connection with the Bank’s operation of the iAdvance line of credit program. On July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (together, the "Orders" or the “Consent Orders”) issued by the OTS. Under the Orders, the OTS and the Bank agreed upon a Remuneration Plan to provide reimbursement to iAdvance Line of Credit borrowers affected by the Bank’s failure to implement a recurring use plan. The Remuneration Plan provides for an aggregate amount of $4.8 million to be paid iAdvance customers. The Bank also stipulated and consented to an Order of Assessment of a Civil Money Penalty (the "Assessment") providing for the Bank's payment of $400,000. The Orders and the Assessment became effective on July 15, 2011. Both sums were paid in the fourth quarter of fiscal 2011. Under the terms of the Orders and the Assessment, the OTS acknowledged that the Company and the Bank neither admitted nor denied the OTS findings in the Orders and the Assessment or that grounds existed to initiate a proceeding.

The Orders require the Company and the Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital and require non-objection by OTS (or its successor) for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt. Under the terms of the Order, the Bank agrees that it will cease and desist from (1) violations of certain laws and regulations and (2) unsafe or unsound practices that resulted in it operating without adequate: (a) internal controls, management information systems and internal audit reviews of its third party sponsorship arrangements; and (b) certain information technology policies and procedures. The limitations related to MPS following the issuance of the Supervisory Directives remain in place. Such limitations include receiving the prior written approval of the Regional Director of the OTS (or its successor) before the Bank may (1) enter into any new third party relationship agreement concerning any credit product, deposit product (including prepaid cards), or automatic teller machine or materially amend any such existing agreement (except for amendments to achieve compliance with applicable laws, regulations, or regulatory guidance); (2) originate, directly or through any third party, tax refund anticipation loans; (3) offer a tax refund transfer processing service directly or through any third party; or (4) offer or originate iAdvance lines of credit to new customers or permit draws on existing iAdvance lines of credit, either directly or through any third party.

Compliance with the Orders will be subject to the review and supervision of the OCC with respect the Bank and the Federal Reserve Board with respect to the Company. There can be no assurance that the Company or the Bank can fully comply with the requirements of the Orders or receive non-objection to the Company's payment of dividends and interest.

The Orders further require the Company and the Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital. Although there can be no assurance that such actions will continue in the future, by separate letter agreement, the OTS took no objection to the Company’s request to prepay its scheduled July 2011 trust preferred security payment; similarly, the Federal Reserve has approved the Company’s declaration of a dividend payable on January 1, 2012 to stockholders of record on December 12, 2011. Both the Company and the Bank remain well-capitalized under federal banking guidelines after the reimbursement and the Assessment.

Since the issuance of the Supervisory Directives and the Consent Orders, the Company and the Bank have been cooperating with the OTS and the OCC to correct those aspects of its operations that were addressed in the Orders, and management of the Company and the Bank believe they have already made substantial progress. The Company and the Bank have completed many of the items in the Orders and expect to complete all of the required actions in the Orders by their respective deadline dates.

On July 21, 2011, pursuant to the Dodd-Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve Board. The OCC is now responsible for the ongoing examination, supervision and regulation of the Bank. The Dodd-Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing the federal savings banks. The Federal Reserve Board is now responsible for the ongoing examination, supervision and regulation of the Company.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2011 and 2010, unfunded loan commitments approximated $48.0 million and $37.8 million respectively, excluding undisbursed portions of loans in process. Unfunded loan commitments at September 30, 2011 and 2010 were principally for variable rate loans. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

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

Securities with fair values of approximately $18.0 million and $9.9 million at September 30, 2011 and 2010, respectively, were pledged as collateral for public funds on deposit. Securities with fair values of approximately $13.9 million and $16.6 million at September 30, 2011 and 2010, respectively, were pledged as collateral for individual, trust and estate deposits.

Under employment agreements with certain executive officers, certain events leading to separation from the Company could result in cash payments totaling approximately $4.6 million as of September 30, 2011. Currently, however, pursuant to the Consent Orders, and subject to certain exceptions, no payments that are contingent on the termination of employment of such officers may be made.

Legal Proceedings

Lawsuits against MetaBank involving the sale of purported MetaBank certificates of deposit continue to be addressed. In all, nine cases have been filed to date, and of those nine, three have been dismissed, and five have been settled for payments that the Company deemed reasonable under the circumstances, including the costs of litigation. Most recently, the class action, Guardian Angel Credit Union v. MetaBank et al., Case No. 08-cv-261-PB (USDC, District of NH), was settled.

There is now one remaining lawsuit relating to this matter: Airline Pilots Assoc Federal Credit Union v. MetaBank, filed in the Iowa District court for Polk County, Case No. CL-118792. The underlying matter was first disclosed in the Company's quarterly report for the period ended December 31, 2007, which stated that an employee of the Bank had sold fraudulent CDs for her own benefit. The unauthorized and illegal actions of the employee have since prompted a number of demands and lawsuits seeking recovery on the fraudulent CDs to be filed against the Bank, which have been disclosed in subsequent filings. The employee was prosecuted, convicted and, on June 2, 2010, sentenced to more than seven years in federal prison and ordered to pay more than $4 million in restitution. Notwithstanding the nature of her crimes, which were unknown by the Bank and its management, plaintiff in the remaining case seeks to impose liability on the Bank under a number of legal theories with respect to the $99,000 fraudulent CD that was issued by the former employee. The Bank and its insurer, which has assumed defense of the action and which is advancing defense costs subject to a reservation of rights, continue to vigorously contest liability in the remaining actions.

Cedar Rapids Bank & Trust Company v MetaBank, Case No. LACV007196. In a separate matter, on November 3, 2009, Cedar Rapids Bank & Trust Company ("CRBT") filed a Petition against MetaBank in the Iowa District Court in and for Linn County claiming an unspecified amount of money damages against MetaBank arising from CRBT's participation in loans originated by MetaBank to companies owned or controlled by Dan Nelson. The complaint states that the Nelson companies eventually filed for bankruptcy and the loans, including CRBT's portion, were not fully repaid. Under a variety of theories, CRBT claims that MetaBank had material negative information about Dan Nelson, his companies and the loans that it did not share with CRBT prior to CRBT taking a participation interest. In the fourth quarter of fiscal 2011, this matter was settled for a payment deemed reasonable under the circumstances, including costs of litigation.

In re Meta Financial Group, Inc., Securities Litigation; Case No. C10-4108MWB. Two former stockholders filed separate purported class action lawsuits against the Company and certain of its officers alleging violations of certain federal securities laws. The cases were filed on October 22, 2010 and November 5, 2010 in the United States District Court for the Northern District of Iowa purportedly on behalf of those who purchased the Company's stock between May 14, 2009 and October 15, 2010. On January 12, 2011, Judge Mark W. Bennett appointed The Eden Partnership lead plaintiff and on March 14, 2011 Eden Partnership filed its amended complaint. The amended complaint alleges that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made between May 14, 2009 and October 15, 2010 by the Company and its officers. Defendants moved to dismiss the amended complaint in its entirety but on July 18, 2011, the court denied the motion and ordered that discovery proceed. The parties conducted a mediation on December 5, 2011 and reached a tentative settlement of the matter. After the terms of the settlement are reduced to a definitive settlement agreement, the settlement must then be reviewed by the court, submitted to the class members for their consideration and comment, and finally approved by the court before the matter can be dismissed with prejudice. As of the filing of this Annual Report on Form 10-K, provided that the amount of the tentative settlement is approved by the court and the amount of the settlement is paid by the Company's insurance as expected by the Company, the Company does not expect to incur losses in addition to the amounts that it has previously expensed which would be material to its consolidated financial statements.

On December 9, 2011, a stockholder derivative complaint captioned Brown v. Haahr, et al., CL 123931, was filed in the Iowa District Court for Polk County against certain officers and directors of the Company. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between May, 2009 and October, 2010, which plaintiff claims were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. The individual defendants intend to vigorously defend the suit. An estimate of a range of possible loss cannot be made as of the filing of this Annual Report on Form 10-K because of the early stage of the litigation.

In addition to the previously disclosed ATM lawsuits filed in 2011, there were two lawsuits filed in the fourth quarter of fiscal 2011, and four additional lawsuits since, concerning ATMs sponsored by MetaBank, each involving claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act: Wallace Stilz, III. v. Meta Financial Group, Inc., Case No. 1:11-cv-04531, filed in the United States District Court for the Northern District of Illinois, Eastern Division; and Spencer Webb, Individually and on Behalf of all Others Similarly Situated v. MetaBank, Meta Payment Systems, and Does 1-10, Inclusive, Case No. 3:11-cv-02178-H-NLS, filed in the United States District Court for the Southern District of California; Tamara Vance, on behalf of herself and a class v. MetaBank, N.A. and Does 1-5, Case No. 1:11-cv-06972, filed in the United States District Court for the Northern District of Illinois, Eastern Division; Ian Collins, Individually and on Behalf of All Others Similarly Situated v. Mission Gorge Liquor, MetaBank, Meta Payment Systems, and Does 1-10, Inclusive, Case No. 3:11-cv-02345-L-POR, filed in the United States District Court for the Southern District of California; Spencer Webb, Individually and on Behalf of all Others Similarly Situated v. MetaBank, Meta Payment Systems, Swipe USA, LLC, and Does 1-10, Inclusive, Case No. 3:11-cv-02240-MMA-BLM, filed in the United States District Court for the Southern District of California; and Matthew Johns v. MAF Systems ATM, MetaBank, ATM Express Inc., Does 1-10 and XYZ Corporation, Case No. 2011-25436, filed in the Court of Common Pleas, Montgomery County, Pennsylvania. The Company denies liability in these matters, and will contest these lawsuits with the ATM operators, which are each obligated to indemnify the Company for losses, costs and expenses in these matters. An estimate of a range of possible loss cannot be made at this stage of the litigation because the extent of the Company’s indemnification by the ATM operators is unknown.

Patrick Finn and Light House Management Group, Inc. as Receiver for First United Funding, LLC and Corey N. Johnson v. MetaBank et al, Case 5:11-cv-04041. On May 4, 2011, Patrick Finn and Light House Management Group, Inc. as Receivers for First United Funding, LLC and Corey N. Johnson (“Receivers”) filed a complaint against MetaBank in the United States District Court for the Northern District of Iowa requesting judgment avoiding approximately $1.5 million of transfers that allegedly resulted in a profit to MetaBank arising from MetaBank’s participation in loans originated by First United Funding, LLC. Similar complaints have been filed by the Receivers against other lenders who purchased participation interests in the same or similar loans originated by First United Funding, LLC. The complaint states that First United Funding, LLC and Corey N. Johnston were involved in a criminal enterprise to defraud creditors. Under a variety of theories, Receivers claim that loan repayments to MetaBank constitute fraudulent transfers and MetaBank was unjustly enriched to the detriment of these creditors. MetaBank intends to vigorously defend the case. An estimate of a range of possible loss is approximately $0 to $0.5 million as of the filing date of this Annual Report on Form 10-K.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard Bank operations and with respect to its MPS division. MPS was notified in April 2008 by one of the processors that the processor's computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards. The Bank believes the amount in question to be approximately $2.0 million. The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements. In addition, the Bank has given notice to its own insurer. The Bank has been notified by the processor that its insurer has denied the claim filed. The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages. The Bank has settled its claim with the program manager, and has received an arbitration award against the processor. That arbitration has been entered as a judgment in the State of South Dakota, which judgment has been transferred to the State of Florida for garnishment proceedings against the processor and its insurer. The Company’s estimate of a range of possible loss is approximately $0 to $0.5 million as of the filing date of this Annual Report on Form 10-K.

Certain corporate clients of an unrelated company named Springbok Services, Inc. (“Springbok”) requested through counsel a mediation as a means of reaching a settlement in lieu of commencing litigation against MetaBank. The results of that mediation have not led to a settlement. These claimants purchased MetaBank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy. As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards which had been purchased were never activated or funded. Counsel for these companies have indicated that they are prepared to assert claims totaling approximately $1.5 million against MetaBank based on principal/agency or failure to supervise theories. The Company denies liability with respect to these claims. The Company’s estimate of a range of possible loss is approximately $0 to $0.3 million.

For further discussion, see Note 14 herein.

NOTE 16. LEASE COMMITMENTS

The Company has leased property under various noncancelable operating lease agreements which expire at various times through 2036, and require annual rentals ranging from $3,400 to $988,000 plus the payment of the property taxes, normal maintenance, and insurance on certain property.

The following table shows the total minimum rental commitment at September 30, 2011, under the leases.

September 30,
(Dollars in Thousands)

2012	$1,548
2013	1,353
2014	1,186
2015	1,126
2016	1,150
Thereafter	3,093
Total Leases Commitments	$9,456

NOTE 17. SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Retail Banking, consists of its banking subsidiary, the Bank. The Bank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. The second reportable segment, MPS, is a division of the Bank. MPS provides a number of products and services to financial institutions and other businesses. These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs, and tax related programs. Other programs are in the process of development. The remaining grouping under the caption “All Others” consists of the operations of the Company and Meta Trust and inter-segment eliminations.

Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

	Retail Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2011
Interest income	$27,249	$11,682	$128	$39,059
Interest expense	4,127	153	467	4,747
Net interest income (loss)	23,122	11,529	(339)	34,312
Provision for loan losses	650	(372)	-	278
Non-interest income	3,595	53,486	410	57,491
Non-interest expense	23,686	59,179	397	83,262
Income (loss) before tax	2,381	6,208	(326)	8,263
Income tax expense (benefit)	1,451	2,304	(132)	3,623
Income (loss)	$930	$3,904	$(194)	$4,640

Inter-segment revenue (expense)	$9,890	$(9,890)	$-	$-
Total assets	308,184	965,388	1,909	1,275,481
Total deposits	216,909	925,246	(535)	1,141,620

	Retail Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2010
Interest income	$25,771	$13,267	$45	$39,083
Interest expense	5,155	362	476	5,993
Net interest income (loss)	20,616	12,905	(431)	33,090
Provision for loan losses	4,375	11,416	-	15,791
Non-interest income	4,174	93,202	68	97,444
Non-interest expense	19,452	74,462	1,016	94,930
Income (loss) before tax	963	20,229	(1,379)	19,813
Income tax expense (benefit)	367	7,606	(553)	7,420
Income (loss)	$596	$12,623	$(826)	$12,393

Inter-segment revenue (expense)	$9,560	$(9,560)	$-	$-
Total assets	341,488	685,690	2,588	1,029,766
Total deposits	242,969	655,243	(758)	897,454

	Retail Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2009
Interest income	$35,083	$9,415	$(7,772)	$36,726
Interest expense	15,332	844	(7,269)	8,907
Net interest income (loss)	19,751	8,571	(503)	27,819
Provision for loan losses	10,427	8,286	-	18,713
Non-interest income	2,480	77,396	93	79,969
Non-interest expense	18,800	71,016	1,265	91,081
Income (loss) before tax	(6,996)	6,665	(1,675)	(2,006)
Income tax expense (benefit)	(2,545)	2,567	(565)	(543)
Income (loss)	$(4,451)	$4,098	$(1,110)	$(1,463)

Inter-segment revenue (expense)	$8,466	$(8,466)	$-	$-
Total assets	389,053	441,794	3,930	834,777
Total deposits	231,961	422,090	(304)	653,747

The following tables present gross profit data for MPS for the years ended September 30, 2011, 2010 and 2009, respectively.

Fiscal Year Ended September 30,	2011	2010	2009

Interest income	$11,682	$13,267	$9,415
Interest expense	153	362	844
Net interest income	11,529	12,905	8,571

Provision for loan losses	(372)	11,416	8,286
Non-interest income	53,486	93,202	77,396
Card processing expense	23,261	38,242	34,350
Gross Profit	42,126	56,449	43,331

Other non-interest expense	35,918	36,220	36,666

Income from operations before tax	6,208	20,229	6,665
Income tax expense	2,304	7,606	2,567
Income from operations	$3,904	$12,623	$4,098

NOTE 18. PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2011	2010
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$1,624	$883
Securities available for sale	-	658
Investment in subsidiaries	88,476	79,146
Other assets	881	1,697
Total assets	$90,981	$82,384

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Subordinated debentures	$10,310	$10,310
Other liabilities	94	30
Total liabilities	$10,404	$10,340

STOCKOLDERS' EQUITY
Common stock	34	34
Additional paid-in capital	32,471	32,381
Retained earnings	45,494	42,475
Accumulated other comprehensive income	6,336	1,599
Treasury stock, at cost	(3,758)	(4,445)
Total stockholders' equity	$80,577	$72,044
Total liabilities and stockholders' equity	$90,981	$82,384

CONDENSED STATEMENTS OF OPERATIONS

Years ended September 30,	2011	2010	2009
	(Dollars in Thousands)
Gain on sale of securities available for sale	$385	$-	$-
Other income	153	55	115
Total income	538	55	115

Interest expense	467	487	617
Other expense	397	804	1,095
Total expense	864	1,291	1,712

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiaries	(326)	(1,236)	(1,597)

Income tax benefit	(132)	(498)	(536)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	(194)	(738)	(1,061)

Equity in undistributed net income (loss) of subsidiaries	4,834	13,130	(402)

Net income (loss)	$4,640	$12,392	$(1,463)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2011	2010	2009
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,640	$12,393	$(1,463)
Adjustments to reconcile net income to net cash provided by (used in) operating activites
Equity in undistributed net income (loss) of subsidiaries	(4,834)	(13,130)	402
Gain on sale of securities available for sale	(385)	-	-
Change in other assets	816	(423)	(1,047)
Change in other liabilities	64	(777)	452
Other, net	-	-	5
Net cash provided by (used in) operating activities	301	(1,937)	(1,651)

CASH FLOWS FROM INVESTING ACTIVITES
Investment in subsidiary	246	-	-
Capital contributions subsidiaries	-	(6,157)	-
Proceeds from the sale of securities available for sale	1,035	-	-
Other, net	3	262	15
Net cash provided by (used in) investing activites	1,284	(5,895)	15

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in loan payable to subsidiaries	-	(250)	(250)
Cash dividends paid	(1,621)	(1,544)	(1,353)
Proceeds from exercise of stock options	575	1,330	15
Other, net	202	9,083	1,224
Net cash (used in) provided by financing activities	(844)	8,619	(364)

Net change in cash and cash equivalents	$741	$787	$(2,000)

CASH AND CASH EQUIVALENTS
Beginning of year	$883	$96	$2,096
End of year	$1,624	$883	$96

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company. For further discussion, see Note 14 herein.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)

Fiscal Year 2011
Interest income	$9,620	$9,580	$9,980	$9,879
Interest expense	1,342	1,163	1,153	1,089
Net interest income	8,278	8,417	8,827	8,790
Provision for loan losses	(28)	214	(161)	253
Income (loss)	721	2,747	(1,020)	2,192
Earnings (loss) per common and common equivalent share
Basic	$0.23	$0.88	$(0.33)	$0.81
Diluted	0.23	0.88	(0.33)	0.81
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2010
Interest income	$9,064	$10,383	$10,114	$9,522
Interest expense	1,745	1,382	1,456	1,410
Net interest income	7,319	9,001	8,658	8,112
Provision for loan losses	4,691	9,478	609	1,013
Income	1,192	5,174	3,538	2,489
Earnings per common and common equivalent share
Basic	$0.45	$1.76	$1.15	$0.87
Diluted	$0.45	$1.74	$1.11	$0.81
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2009
Interest income	$8,726	$10,534	$8,465	$9,001
Interest expense	2,565	2,289	2,121	1,932
Net interest income	6,161	8,245	6,344	7,069
Provision for loan losses	2,129	10,270	6,277	37
Income (loss)	673	1,175	(2,582)	(729)
Earnings (loss) per common and common equivalent share
Basic	$0.26	$0.45	$(0.99)	$(0.28)
Diluted	$0.26	$0.45	$(0.99)	$(0.28)
Dividend declared per share	0.13	0.13	0.13	0.13

NOTE 20. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Securities Available for Sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. The Company had no Level 1 or Level 3 securities at September 30, 2011 and 2010. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company outsources this valuation primarily to a third party provider which utilizes several sources for valuing fixed-income securities. Sources utilized by the third party provider include pricing models that vary based by asset class and include available trade, bid, and other market information. This methodology includes broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at September 30, 2011 and 2010.

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$22,112	$-	$22,112	$-
Obligations of states and political subdivisions	6,218	-	6,218	-
Mortgage-backed securities	590,918	-	590,918	-
Securities available for sale	$619,248	$-	$619,248	$-

	Fair Value at September 30, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$17,551	$-	$17,551	$-
Obligations of states and political subdivisions	3,916	-	3,916	-
Mortgage-backed securities	485,385	-	485,385	-
Securities available for sale	$506,852	$-	$506,852	$-

Foreclosed Real Estate and Repossessed Assets. Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis. The carrying amount at September 30, 2011 represents the lower of the new cost basis or the fair value less selling costs of foreclosed assets that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans. The Company does not record loans at fair value on a recurring basis. However, if a loan is considered impaired, an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Accounting for Creditors for Impairment of a Loan.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of September 30, 2011.

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$2,671	$-	$2,671	$-
Loans	20,200	-	-	20,200
Total	$22,871	$-	$2,671	$20,200

	Fair Value at September 30, 2010
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$1,295	$-	$1,295	$-
Loans	13,919	-	-	13,919
Total	$15,214	$-	$1,295	$13,919

The following table discloses the Company’s estimated fair value amounts of its financial instruments. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2011 and 2010, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Banks’ capitalization and franchise value. Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2011 and 2010. The information presented is subject to change over time based on a variety of factors.

September 30,	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$276,893	$276,893	$87,503	$87,503
Securities available for sale	619,248	619,248	506,852	506,852
Loans receivable, net	314,410	316,152	366,045	369,301
FHLB stock	4,737	4,737	5,283	5,283
Accrued interest receivable	4,133	4,133	4,759	4,759

Financial liabilities
Noninterest bearing demand deposits	945,956	945,956	675,163	675,163
Interest bearing demand deposits, savings, and money markets	79,102	79,102	76,219	76,219
Certificates of deposit	116,562	118,288	146,072	148,490
Total deposits	1,141,620	1,143,346	897,454	899,872

Advances from FHLB	11,000	14,128	22,000	25,563
Securities sold under agreements to repurchase	8,055	8,055	8,904	8,904
Subordinated debentures	10,310	10,325	10,310	10,294
Accrued interest payable	223	223	392	392

Off-balance-sheet instruments, loan commitments	-	-	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2011 and 2010.

CASH AND CASH EQUIVALENTS

The carrying amount of cash and short-term investments is assumed to approximate the fair value.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value on a recurring basis. Fair values for investment securities are based on obtaining quoted prices on nationally recognized securities exchanges, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

LOANS RECEIVABLE, NET

The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept). The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities. When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at September 30, 2011 and 2010. In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of September 30, 2011 and 2010 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of September 30, 2011 and 2010 over the contractual maturity of such borrowings.

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

NOTE 21. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the years ended September 30, 2011 and 2010 are as follows:

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2010	$1,508	$1,078	$77	$2,663

Acquisitions during the period	-	478	-	478

Amortization during the period	-	-	(77)	(77)

Write-offs during the period	(1,508)	(241)	-	(1,749)

Balance as of September 30, 2011	$-	$1,315	$-	$1,315

	Traditional	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2009	$1,508	$707	$-	$2,215

Acquisitions during the period	-	425	231	656

Amortization during the period	-	-	(154)	(154)

Dispositions during the period	-	(54)	-	(54)

Balance as of September 30, 2010	$1,508	$1,078	$77	$2,663

The Company had no amortizable intangible assets recorded at September 30, 2011 and had one amortizable intangible asset recorded at September 30, 2010.

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There was an impairment to goodwill during the year ended September 30, 2011 of $1.5 million due primarily to the decline in the stock price of the Company at that period. There was no impairment to goodwill and intangible assets during the year ended September 30, 2010.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)           Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings. In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” After conducting the assessment, management determined that, as of September 30, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of September 30, 2011, has been audited by KPMG LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP's report on the Company's internal control over financial reporting appears on the following page and is voluntarily included by the Company under SEC Rules.

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Meta Financial Group, Inc.:

We have audited Meta Financial Group, Inc.’s (the Company’s) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Meta Financial Group, Inc maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2011, and our report dated December 19, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
December 19, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” "Communicating with Our Directors" and "Stockholder Proposals For The Year 2013 Annual Meeting" in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 30, 2012, a copy of which will be filed not later than 120 days after September 30, 2011 (the “2011 Proxy Statement”), and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item is set forth under the caption “Executive Officer of the Company Who is Not a Director” contained in Part I, Item 1 “Business” of this Annual Report on Form 10-K and is incorporated herein by reference.

Compliance with Section 16(a)

Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2011 will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Code of Ethics
Information regarding the Company’s Code of Ethics will be included under the caption “Corporate Governance” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation Processes and Procedures,” “Compensation of Directors” and “Executive Compensation” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

(b)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date; result in a change in control of the Registrant.

(c)	Equity Compensation Plan Information

The Company maintains the 2002 Omnibus Incentive Plan for purposes of issuing stock based compensation to employees and directors.  An amendment to this plan, authorizing an additional 750,000 shares to be issued under this plan, was approved by the Board of Directors on November 30, 2007, and by the stockholders at the annual meeting held February 12, 2008.  The Company also has unexercised options outstanding under a previous stock option plan. The following table provides information about the Company’s common stock that may be issued under the Company’s omnibus incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a))

Equity compensation plans approved by stockholders	485,352	$23.28	622,761

Equity compensation plans not approved by stockholders	0	$0.00	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following is a list of documents filed as part of this report:

(a)	Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Statements of Financial Condition as of September 30, 2011 and 2010.

3.	Consolidated Statements of Operations for the Years Ended September 30, 2011, 2010, and 2009.

4.	Consolidated Statements of Comprehensive Income for the Years ended September 30, 2011, 2010, and 2009.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2011, 2010, and 2009.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, 2010, and 2009.

7.	Notes to Consolidated Financial Statements.

(b)	Exhibits:

See Index of Exhibits.

(c)	Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: December 19, 2011	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date:	December 20, 2011
J. Tyler Haahr, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Thurman Gaskill	Date:	December 20, 2011
E. Thurman Gaskill, Vice Chairman

By:	/s/ Bradley C. Hanson	Date:	December 20, 2011
Bradley C. Hanson, Director

By:	/s/ Frederick V. Moore	Date:	December 20, 2011
Frederick V. Moore, Director

By:	/s/ Troy Moore III	Date:	December 20, 2011
Troy Moore III, Director

By:	/s/ Rodney G. Muilenburg	Date:	December 20, 2011
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date:	December 20, 2011
Jeanne Partlow, Director

By:	/s/ David W. Leedom	Date:	December 20, 2011
David W. Leedom, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

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

*10.1
Registrant’s 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to Registrant’s Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 0-22140), is incorporated herein by reference.

*10.2
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

*10.3
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

*10.4
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

*10.5
Registrant’s 2002 Omnibus Incentive Plan, filed as Exhibit 10.9 to Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2003 (Commission File No. 0-22140), is incorporated herein by reference.

*10.6
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

*10.7
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

1

*10.8
The First Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on August 28, 2006, and filed on December 19, 2006 as Exhibit A to Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0-22140), is incorporated by reference.

*10.9
The Second Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on November 30, 2007, and filed on January 3, 2008 as Exhibit A to Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0-22140), is incorporated by reference.

*10.10
Employment agreement between MetaBank and David W. Leedom, dated October 27, 2008 filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

*10.11
Amended and Restated Contract for Deferred Compensation between MetaBank and James S. Haahr, dated September 27, 2005 and the first amendment thereto filed as an exhibit to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.12
Consulting Services Agreement between the Company and James S. Haahr, dated October 10, 2011 and effective as of October 1, 2011, filed on October 12, 2011 as an exhibit to the Registrant’s Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

11
Statement re: computation of per share earnings (See Note 2 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

21	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101.INS	Instance Document Filed Herewith.

101.SCH	XBRL Taxonomy Extension Schema Document Filed Herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Filed Herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document Filed Herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Filed Herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Filed Herewith.

______________

*Management Contract or Compensatory Plan or Agreement

2