Form 10-K/A
period 2011-09-30
META FINANCIAL GROUP INC
filed 2011-12-20
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K/A
AMENDMENT NO. 1

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

As of December 16, 2011, there were outstanding 3,190,765 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 2012.

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission (the "Commission") on December 20, 2011 (the "Original Form 10-K"). The sole purpose of this Amendment is to correct the date of the reports of the independent registered public accounting firm referenced in Exhibit 23.1.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: December 20, 2011	By:	/s/ J. Tyler Haahr
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

2

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

21	Subsidiaries of the Registrant 1

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101.INS	Instance Document 1

101.SCH	XBRL Taxonomy Extension Schema Document 1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document 1

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document 1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document 1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document 1

______________

*Management Contract or Compensatory Plan or Agreement

1	Was filed with Form 10-K

2