Form 10-Q
period 2011-12-31
META FINANCIAL GROUP INC
filed 2012-02-14
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES    ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 13, 2012:
Common Stock, $.01 par value	3,191,265 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	December 31, 2011	September 30, 2011
	(Unaudited)

Cash and cash equivalents	$156,882	$276,893
Investment securities available for sale	42,428	28,330
Mortgage-backed securities available for sale	770,378	590,918
Loans receivable - net of allowance for loan losses of $4,565 at December 31, 2011 and $4,926 at September 30, 2011	317,804	314,410
Federal Home Loan Bank Stock, at cost	10,744	4,737
Accrued interest receivable	4,442	4,133
Insurance receivable	2,264	2,264
Premises, furniture, and equipment, net	17,077	17,168
Bank-owned life insurance	14,450	14,322
Foreclosed real estate and repossessed assets	3,954	2,671
Intangible assets	1,562	1,315
MPS accounts receivable	8,257	7,677
Other assets	8,963	10,643

Total assets	$1,359,205	$1,275,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,035,421	$945,956
Interest-bearing checking	34,489	31,249
Savings deposits	11,651	11,136
Money market deposits	36,562	36,717
Time certificates of deposit	106,673	116,562
Total deposits	1,224,796	1,141,620
Advances from Federal Home Loan Bank	11,000	11,000
Securities sold under agreements to repurchase	7,451	8,055
Subordinated debentures	10,310	10,310
Accrued interest payable	207	223
Contingent liability	3,450	3,649
Accrued expenses and other liabilities	16,433	20,047
Total liabilities	1,273,647	1,194,904

STOCKHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value; 5,200,000 shares authorized, 3,372,999 shares issued, 3,191,265 and 3,146,867 shares outstanding at December 31, 2011 and September 30, 2011, respectively	34	34
Additional paid-in capital	32,535	32,471
Retained earnings - substantially restricted	48,170	45,494
Accumulated other comprehensive income	7,852	6,336
Treasury stock, 181,734 and 226,132 common shares, at cost, at December 31, 2011 and September 30, 2011, respectively	(3,033)	(3,758)
Total stockholders’ equity	85,558	80,577

Total liabilities and stockholders’ equity	$1,359,205	$1,275,481

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	December 31,

	2011	2010

Interest and dividend income:
Loans receivable, including fees	$4,540	$5,447
Mortgage-backed securities	4,787	3,918
Other investments	288	255
	9,615	9,620
Interest expense:
Deposits	653	889
FHLB advances and other borrowings	324	453
	977	1,342

Net interest income	8,638	8,278

Provision for loan losses	699	(28)

Net interest income after provision for loan losses	7,939	8,306

Non-interest income:
Card fees	13,913	14,011
Gain on sale of securities available for sale, net	1,050	526
Loan fees	329	201
Deposit fees	162	181
Bank-owned life insurance income	128	133
Other income	100	254
Total non-interest income	15,682	15,306

Non-interest expense:
Compensation and benefits	7,176	7,796
Card processing expense	5,322	5,223
Occupancy and equipment expense	2,098	2,042
Goodwill impairment	-	1,566
Legal and consulting expense	1,266	1,411
Data processing expense	275	273
Marketing	167	261
Other expense	2,487	3,046
Total non-interest expense	18,791	21,618

Income before income tax expense	4,830	1,994

Income tax expense	1,739	1,273
Net income	$3,091	$721

Earnings per common share:
Basic	$0.97	$0.23
Diluted	$0.97	$0.23

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	December 31,

	2011	2010

Net income	$3,091	$721

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available for sale	3,504	(2,218)
Gains realized in net income	(1,050)	(526)
	2,454	(2,744)
Deferred income tax effect	938	(1,048)
Total other comprehensive income (loss)	1,516	(1,696)
Total comprehensive income (loss)	$4,607	$(975)

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended December 31, 2011 and 2010
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Cash dividends declared on common stock ($.13 per share)	-	-	(405)	-	-	(405)

Issuance of 1,050 common shares from treasury stock due to issuance of restricted stock	-	13	-	-	23	36

Stock compensation	-	25	-	-	-	25

Change in net unrealized losses on securities available for sale	-	-	-	(1,696)	-	(1,696)

Net income	-	-	721	-	-	721

Balance, December 31, 2010	$34	$32,419	$42,791	$(97)	$(4,422)	$70,725

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Cash dividends declared on common stock ($.13 per share)	-	-	(415)	-	-	(415)

Issuance of 44,398 common shares from treasury stock due to issuance of restricted stock	-	51	-	-	725	776

Stock compensation	-	13	-	-	-	13

Change in net unrealized gains on securities available for sale	-	-	-	1,516	-	1,516

Net income	-	-	3,091	-	-	3,091

Balance, December 31, 2011	$34	$32,535	$48,170	$7,852	$(3,033)	$85,558

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$3,091	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,864	2,576
Disbursement of non-real estate consumer loans originated for sale	(304,066)	(331,151)
Proceeds from sale of non-real estate consumer loans	304,717	329,370
Disbursement of 1-4 family residential mortgage loans originated for sale	-	(1,022)
Proceeds from sale of 1-4 family residential mortgage loans	373	2,176
Loss (gain) on sale of loans	2	(111)
Provision for loan losses	699	(28)
Gain on sale of other assets	(13)	-
Gain on sale of securities available for sale, net	(1,050)	(526)
Net change in accrued interest receivable	(309)	429
Net change in other assets	812	216
Net change in accrued interest payable	(16)	(137)
Net change in accrued expenses and other liabilities	(3,813)	(1,042)
Net cash provided by operating activities	3,291	1,471

Cash flow from investing activities:
Purchase of securities available for sale	(277,388)	(73,092)
Net change in federal funds sold	-	(6,236)
Proceeds from sales of securities available for sale	45,595	21,296
Proceeds from maturities and principal repayments of securities available for sale	39,738	35,192
Loans purchased	(4,188)	(1,039)
Net change in loans receivable	(2,651)	25,365
Proceeds from sales of foreclosed real estate	350	104
Net change in Federal Home Loan Bank stock	(6,007)	312
Proceeds from the sale of premises and equipment	30	-
Purchase of premises and equipment	(789)	(395)
Other, net	(938)	1,048
Net cash (used in) provided by investing activities	(206,248)	2,555

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	93,065	135,857
Net change in time deposits	(9,889)	(31,094)
Net change in securities sold under agreements to repurchase	(604)	(2,376)
Cash dividends paid	(415)	(405)
Stock compensation	13	25
Proceeds from exercise of stock options	776	36
Net cash provided by financing activities	82,946	102,043

Net change in cash and cash equivalents	(120,011)	106,069

Cash and cash equivalents at beginning of period	276,893	87,503
Cash and cash equivalents at end of period	$156,882	$193,572

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$993	$1,479
Income taxes	1,442	1,075

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$1,720	$-

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2011 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 20, 2011.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended December 31, 2011, are not necessarily indicative of the results expected for the year ending September 30, 2012.

NOTE 2.  CREDIT DISCLOSURES

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

Loan receivables at December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011	September 30, 2011
	(Dollars in Thousands)

One to four family residential mortgage loans	$37,506	$33,753
One to four family residential mortgage loans held for sale	-	375
Commercial and multi-family real estate loans	194,444	194,414
Agricultural real estate loans	20,070	20,320
Consumer loans	34,359	32,418
Consumer loans held for sale	1,362	1,980
Commercial business loans	12,640	14,955
Agricultural business loans	22,071	21,200
Total Loans Receivable	322,452	319,415

Less:
Allowance for loan losses	(4,565)	(4,926)
Net deferred loan origination fees	(83)	(79)
Total Loans Receivable, Net	$317,804	$314,410

Activity in the allowance for loan losses for the three month period ended December 31, 2011 and 2010 are as follows:

	Three Months Ended
	December 31,
(Dollars in Thousands)	2011	2010

Beginning balance	$4,926	$5,234
Provision for loan losses	699	(28)
Charge-offs	(1,069)	(515)
Recoveries	9	72
Ending balance	$4,565	$4,763

Allowance for loan losses and loans receivable at December 31, 2011 and 2010 are as follows:

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating	Unallocated	Total

Three Months Ended December 31, 2011

Allowance for loan losses:
Beginning balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926
Provision charged (credited) to expense	15	775	-	3	(2)	(2)	(90)	699
Losses charged off	-	(1,067)	-	(2)	-	-	-	(1,069)
Recoveries	1	-	-	4	4	-	-	9
Ending balance	$181	$3,609	$-	$21	$38	$65	$651	$4,565

Ending balance: individually evaluated for impairment	$11	$1,425	$-	$-	$3	$-	$-	$1,439
Ending balance: collectively evaluated for impairment	$170	$2,184	$-	$21	$35	$65	$651	$3,126
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$178	$14,608	$-	$-	$91	$-	$-	$14,877
Ending balance: collectively evaluated for impairment	$37,328	$179,836	$20,070	$34,359	$12,549	$22,071	$-	$306,213
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating	Unallocated	Total

Three Months Ended December 31, 2010

Allowance for loan losses:
Beginning balance	$50	$3,053	$111	$738	$131	$125	$1,026	$5,234
Provision charged to expense	(3)	136	(86)	60	(21)	(23)	(91)	(28)
Losses charged off	-	(15)	-	(500)	-	-	-	(515)
Recoveries	-	-	-	72	-	-	-	72
Ending balance	$47	$3,174	$25	$370	$110	$102	$935	$4,763

Ending balance: individually evaluated for impairment	$47	$877	$19	$1	$17	$-	$-	$961
Ending balance: collectively evaluated for impairment	$-	$2,297	$6	$369	$93	$102	$935	$3,802
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$137	$7,888	$1,826	$5	$113	$-	$-	$9,969
Ending balance: collectively evaluated for impairment	$38,013	$193,123	$19,081	$42,238	$16,814	$28,107	$-	$337,376
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by our regulator, the Office of the Comptroller of the Currency (the “OCC”), to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” MetaBank (the “Bank”) is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  The Bank’s determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, who may order the establishment of additional general or specific loss allowances.

The asset classification at December 31, 2011 and September 30, 2011 are as follows:

December 31, 2011
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating

Pass	$37,226	$167,063	$20,070	$34,073	$11,345	$15,594
Watch	263	7,386	-	164	715	6,477
Special Mention	17	598	-	1	331	-
Substandard	-	19,371	-	91	249	-
Doubtful	-	26	-	30	-	-
	$37,506	$194,444	$20,070	$34,359	$12,640	$22,071

September 30, 2011
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Business	Agricultural Operating

Pass	$33,830	$161,109	$20,320	$31,967	$13,737	$14,500
Watch	281	10,446	-	318	913	6,700
Special Mention	17	3,006	-	38	53	-
Substandard	-	19,827	-	60	252	-
Doubtful	-	26	-	35	-	-
	$34,128	$194,414	$20,320	$32,418	$14,955	$21,200

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

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level, unless the loan is insured by the Federal Housing Administration, guaranteed by Veterans Affairs or guaranteed by the Rural Housing Administration.  Residential loans generally do not include prepayment penalties.

The Company currently offers one, three, five, seven and ten year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.  Current market conditions make ARM loans unattractive and very few are originated.

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

Weather presents one of the greatest risks as hail, drought, floods, or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral.  This risk can be reduced by the farmer with a variety of insurance coverages which can help to ensure loan repayment.  Government support programs and the Company generally require that farmers procure crop insurance coverage.  Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs.  These risks may be reduced by the farmer with the use of futures contracts or options to mitigate price risk.  The Company frequently requires borrowers to use future contracts or options to reduce price risk and help ensure loan repayment.  Another risk is the uncertainty of government programs and other regulations.  During periods of low commodity prices, the income from government programs can be a significant source of cash to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.  Finally, many farms are dependent on a limited number of key individuals upon whose injury or death may result in an inability to successfully operate the farm.

Consumer Lending- Retail Bank.  The “Retail Bank” (generally referring to traditional banking operations in our four market areas) offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.  The Retail Bank originates consumer loans on both a direct and indirect basis.

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

Consumer Lending- Meta Payment Systems (“MPS”).  MPS offers credit products on a nationwide basis in the following categories (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors.  In portfolio lending, the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.

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

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result of this action, previously accrued interest income on the loan is taken out of current income.  The loan will remain on non-accrual status until the loan has been brought current or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.  Past due loans at December 31, 2011 and September 30, 2011 are as follows:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$347	$-	$-	$347	$36,981	$178	$37,506
Commercial Real Estate and Multi Family	1,631	-	-	1,631	182,575	10,238	194,444
Agricultural Real Estate	-	-	-	-	20,070	-	20,070
Consumer	28	44	23	95	34,264	-	34,359
Commercial Operating	-	-	-	-	12,615	25	12,640
Agricultural Operating	-	-	-	-	22,071	-	22,071
Total	$2,006	$44	$23	$2,073	$308,576	$10,441	$321,090

September 30, 2011

Residential 1-4 Family	$51	$30	$-	$81	$33,920	$127	$34,128
Commercial Real Estate and Multi Family	2,460	-	-	2,460	178,929	13,025	194,414
Agricultural Real Estate	-	-	-	-	20,320	-	20,320
Consumer	26	14	24	64	32,354	-	32,418
Commercial Operating	-	-	-	-	14,925	30	14,955
Agricultural Operating	-	-	-	-	21,200	-	21,200
Total	$2,537	$44	$24	$2,605	$301,648	$13,182	$317,435

Impaired loans at December 31, 2011 and September 30, 2011 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2011

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial Operating	-	-	-	-	-
Agricultural Operating	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$178	$232	$11	$145	$-
Commercial Real Estate and Multi Family	14,608	20,043	1,425	11,401	-
Agricultural Real Estate	-	-	-	646	-
Consumer	-	-	-	11	-
Commercial Operating	91	134	3	78	-
Agricultural Operating	-	-	-	-	-
Total	$14,877	$20,409	$1,439	$12,281	$-

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2011

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial Operating	-	-	-	-	-
Agricultural Operating	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$127	$172	$1	$117	$-
Commercial Real Estate and Multi Family	13,025	18,427	1,845	9,306	-
Agricultural Real Estate	-	-	-	1,176	-
Consumer	-	-	-	36	-
Commercial Operating	30	45	3	109	-
Agricultural Operating	-	-	-	80	-
Total	$13,182	$18,644	$1,849	$10,824	$-

The Company’s troubled debt restructurings (“TDR”) (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table. Loans modified as TDR loans during the period ended December 31, 2011 and 2010 are as follows:

	For the Three Months Ended December 31, 2011			For the Three Months Ended December 31, 2010
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial Operating	-	-	-	-	-	-
Agricultural Operating	-	-	-	-	-	-
Total	-	$-	$-	-	$-	$-

The following table provides information on TDR loans for which there was a payment default during the three month period ending December 31, 2011 and 2010, that had been modified during the 12-month period prior to the default:

With Payment Defaults During the Following Periods
	For the Three Month Period Ended		For the Three Month Period Ended
	December 31, 2011		December 31, 2010
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	-	$-
Commercial Real Estate and Multi Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	-	$-

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

At December 31, 2011, the Company’s allowance for loan losses was $4.6 million, a decrease of $0.3 million from $4.9 million at September 30, 2011.  During the three months ended December 31, 2011, the Company recorded a provision for loan losses of $0.7 million.

During the three months ended December 31, 2011, the Company recorded a provision for loan losses for its Retail Bank division in the amount of $0.7 million due to increases in the general reserves and in the historical loss rates for commercial real estate and multi-family loans.  During the three months ended December 31, 2010, the Company recorded negative provision for loan losses for its MPS division in the amount of $28,000.

The Company’s total net charge-offs for the three months ended December 31, 2011 were a net charge-off of $1.1 million.

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

The Company establishes its provision for loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of classified assets, non-performing loans,  and TDR loans, the composition of its loan portfolio and the general economic environment within which the Company and its borrowers operate.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.

NOTE 4.  EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  Allocated ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be issued; unallocated ESOP shares are not considered outstanding.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three months ended December 31, 2011 and 2010 is presented below.

Three Months Ended December 31,	2011	2010
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$3,091	$721

Basic EPS
Weighted average common shares outstanding	3,177,570	3,111,898
Less weighted average unallocated ESOP and nonvested shares	-	(1,667)
Weighted average common shares outstanding	3,177,570	3,110,231

Earnings Per Common Share
Basic	$0.97	$0.23

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,177,570	3,110,231
Add dilutive effect of assumed exercises of stock options, net of tax benefits	3,061	-
Weighted average common and dilutive potential common shares outstanding	3,180,631	3,110,231

Earnings Per Common Share
Diluted	$0.97	$0.23

Stock options totaling 460,775 and 365,228 were not considered in computing diluted EPS for the three months ended December 31, 2011 and December 31, 2010, respectively, because they were not dilutive.

NOTE 5.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities at December 31, 2011 and September 30, 2011 are presented below.

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$40,286	$8	$(6,700)	$33,594
Obligations of states and political subdivisions	8,438	396	-	8,834
Mortgage-backed securities	751,366	19,177	(165)	770,378
Total debt securities	$800,090	$19,581	$(6,865)	$812,806

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$30,582	$-	$(8,470)	$22,112
Obligations of states and political subdivisions	5,937	281	-	6,218
Mortgage-backed securities	572,467	18,591	(140)	590,918
Total debt securities	$608,986	$18,872	$(8,610)	$619,248

Included in securities available for sale are trust preferred securities as follows:

At December 31, 2011
Issuer(1)	Book Value	Fair Value	Unrealized (Loss)	S&P Credit Rating	Moody Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,983	$3,702	$(1,281)	BBB-	Baa3
Huntington Capital Trust II SE	4,973	3,791	(1,182)	BB+	Baa3
Bank Boston Capital Trust IV (2)	4,965	3,610	(1,355)	BB+	Ba1
Bank America Capital III	4,954	3,612	(1,342)	BB+	Ba1
PNC Capital Trust	4,955	3,683	(1,272)	BBB	Baa2
Total	$24,830	$18,398	$(6,432)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

(2) Bank Boston was acquired by Bank of America.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2011 and September 30, 2011, are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$8,563	$(269)	$18,398	$(6,431)	$26,961	$(6,700)
Obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	82,931	(165)	-	-	82,931	(165)
Total debt securities	$91,494	$(434)	$18,398	$(6,431)	$109,892	$(6,865)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$5,713	$(42)	$16,399	$(8,428)	$22,112	$(8,470)
Obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	23,886	(140)	-	-	23,886	(140)
Total debt securities	$29,599	$(182)	$16,399	$(8,428)	$45,998	$(8,610)

Management has implemented a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security and projecting cash flows. Other factors, but not necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the individual securities, the financial condition of issuer, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

Management also determines if it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized in earnings.

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

At December 31, 2011, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at December 31, 2011.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

At December 31, 2011 and September 30, 2011, the Company had outstanding commitments to originate and purchase loans and unused lines of credit totaling $45.5 million and $48.0 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At December 31, 2011, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

All lawsuits against the Bank involving the sale of purported Bank certificates of deposit (“CDs”)have now been settled, pending approval of the Court.  The final lawsuit relating to this matter, Airline Pilots Assoc Federal Credit Union v. MetaBank, filed in the Iowa District court for Polk County, Case No. CL-118792, was settled in January 2012.  The underlying matter was first disclosed in the Company's quarterly report for the period ended December 31, 2007, which stated that an employee of the Bank had sold fraudulent CDs for her own benefit.  The unauthorized and illegal actions of the employee have since prompted a number of demands and lawsuits to be filed against the Bank seeking recovery on the fraudulent CDs, which have been disclosed in subsequent filings.  The employee was prosecuted, convicted and, on June 2, 2010, sentenced to more than seven years in federal prison and ordered to pay more than $4 million in restitution.  Notwithstanding the nature of her crimes, which were unknown by the Bank and its management, plaintiff in the remaining case sought to impose liability on the Bank under a number of legal theories with respect to the $99,000 fraudulent CD that was issued by the former employee.

In re Meta Financial Group, Inc., Securities Litigation; Case No. C10-4108MWB. Two former stockholders filed separate purported class action lawsuits against the Company and certain of its officers alleging violations of certain federal securities laws. The cases were filed on October 22, 2010 and November 5, 2010 in the United States District Court for the Northern District of Iowa purportedly on behalf of those who purchased the Company's stock between May 14, 2009 and October 15, 2010. On January 12, 2011, Judge Mark W. Bennett appointed The Eden Partnership lead plaintiff and on March 14, 2011 Eden Partnership filed its amended complaint. The amended complaint alleges that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made between May 14, 2009 and October 15, 2010 by the Company and its officers. Defendants moved to dismiss the amended complaint in its entirety but on July 18, 2011, the court denied the motion and ordered that discovery proceed. The parties conducted a mediation on December 5, 2011 and reached a tentative settlement of the matter. A definitive settlement agreement has been presented to the court for its review.  Following review by the court, the settlement must be submitted to the class members for their consideration and comment, and finally approved by the court before the matter can be dismissed with prejudice. As of the filing of this Form 10-Q, provided that the amount of the tentative settlement is approved by the court, as expected, and the amount of the settlement is paid by the Company's insurance as expected by the Company, the Company does not expect to incur losses in addition to the amounts that it has previously expensed which would be material to its consolidated financial statements.

On December 9, 2011, a stockholder derivative complaint captioned Brown v. Haahr, et al., CL 123931, was filed in the Iowa District Court for Polk County against certain officers and directors of the Company. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between May, 2009 and October, 2010, which plaintiff claims were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company.  The individual defendants intend to vigorously defend the suit.  An estimate of a range of reasonably possible loss cannot be made as of the filing of this Form 10-Q because of the early stage of the litigation.

In addition to the previously disclosed ATM lawsuits filed in 2011, there were two lawsuits filed in the fourth quarter of fiscal year 2011 and four additional lawsuits in the first quarter of fiscal year 2012, concerning ATMs sponsored by the Bank, each involving claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act:  Wallace Stilz, III. v. Meta Financial Group, Inc., Case No. 1:11-cv-04531, filed in the United States District Court for the Northern District of Illinois, Eastern Division; and Spencer Webb, Individually and on Behalf of all Others Similarly Situated v. MetaBank, Meta Payment Systems, and Does 1-10, Inclusive, Case No. 3:11-cv-02178-H-NLS, filed in the United States District Court for the Southern District of California; Tamara Vance, on behalf of herself and a class v. MetaBank, N.A. and Does 1-5, Case No. 1:11-cv-06972, filed in the United States District Court for the Northern District of Illinois, Eastern Division; Ian Collins, Individually and on Behalf of All Others Similarly Situated v. Mission Gorge Liquor, MetaBank, Meta Payment Systems, and Does 1-10, Inclusive, Case No. 3:11-cv-02345-L-POR, filed in the United States District Court for the Southern District of California; Spencer Webb, Individually and on Behalf of all Others Similarly Situated v. MetaBank, Meta Payment Systems, Swipe USA, LLC, and Does 1-10, Inclusive, Case No. 3:11-cv-02240-MMA-BLM, filed in the United States District Court for the Southern District of California; and Matthew Johns v. MAF Systems ATM, MetaBank, ATM Express Inc., Does 1-10 and XYZ Corporation, Case No. 2011-25436, filed in the Court of Common Pleas, Montgomery County, Pennsylvania.  The Company denies liability in these matters, and will contest these lawsuits with the ATM operators, which are each obligated to indemnify the Company for losses, costs and expenses in these matters.  An estimate of a range of possible loss cannot be made at this stage of the litigation because the extent of the Company’s indemnification by the ATM operators is unknown.

On May 4, 2011, Patrick Finn and Light House Management Group, Inc. as Receivers for First United Funding, LLC and Corey N. Johnson (“Receivers”) filed a complaint, Patrick Finn and Light House Management Group, Inc. as Receiver for First United Funding, LLC and Corey N. Johnson v. MetaBank et al, Case 5:11-cv-04041, against the Bank in the United States District Court for the Northern District of Iowa requesting judgment avoiding approximately $1.5 million of transfers that allegedly resulted in a profit to the Bank arising from the Bank’s participation in loans originated by First United Funding, LLC.  Similar complaints have been filed by the Receivers against other lenders who purchased participation interests in the same or similar loans originated by First United Funding, LLC.  The complaint states that First United Funding, LLC and Corey N. Johnston were involved in a criminal enterprise to defraud creditors.  Under a variety of theories, Receivers claim that loan repayments to the Bank constitute fraudulent transfers and the Bank was unjustly enriched to the detriment of these creditors.  The Bank intends to vigorously defend the case.  An estimate of a range of reasonably possible loss is approximately $0 to $0.5 million as of the filing date of this Form 10-Q.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor's computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the program manager, and has received an arbitration award against the processor.  That arbitration has been entered as a judgment in the State of South Dakota, which judgment has been transferred to the State of Florida for garnishment proceedings against the processor and its insurer.  The Company’s estimate of a range of reasonably possible loss is approximately $0 to $0.5 million as of the filing date of this Form 10-Q.

Certain corporate clients of an unrelated company named Springbok Services, Inc. (“Springbok”) requested through counsel a mediation as a means of reaching a settlement in lieu of commencing litigation against the Bank.  The results of that mediation have not led to a settlement.  These claimants purchased the Bank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy.  As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards which had been purchased were never activated or funded.  Counsel for the corporate clients of Springbok have indicated that they are prepared to assert claims totaling approximately $1.5 million against the Bank based on principal/agency or failure to supervise theories.  The Company denies liability with respect to these claims.  The Company’s estimate of a range of reasonably possible loss is approximately $0 to $0.3 million.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective business.

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

A summary of option activity for the three months ended December 31, 2011 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2011	485,352	$23.28	5.87	$463
Granted	-	-
Exercised	(500)	9.00
Forfeited or expired	(500)	9.00
Options outstanding, December 31, 2011	484,352	$23.31	5.63	$174

Options exercisable, December 31, 2011	455,102	$23.24	5.66	$152

The Company had no outstanding nonvested shares at December 31, 2011 or September 30, 2011.  In addition, there was no grant activity for the three months ended December 31, 2011.

At December 31, 2011, stock based compensation expense not yet recognized in income totaled $47,000 which is expected to be recognized over a weighted average remaining period of 0.88 years.

NOTE 8.  SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Retail Banking, a division of the Bank, operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The second reportable segment, MPS, a division of the Bank, provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of the Company and inter-segment eliminations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.  The following tables present segment data for the Company for the three months ended December 31, 2011 and 2010, respectively.

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2011
Interest income	$6,481	$3,134	$-	$9,615
Interest expense	824	38	115	977
Net interest income (expense)	5,657	3,096	(115)	8,638
Provision for loan losses	700	(1)	-	699
Non-interest income	1,803	13,873	6	15,682
Non-interest expense	4,783	13,942	66	18,791
Income (loss) before tax	1,977	3,028	(175)	4,830
Income tax expense (benefit)	716	1,093	(70)	1,739
Net income (loss)	$1,261	$1,935	$(105)	$3,091

Inter-segment revenue (expense)	$2,627	$(2,627)	$-	$-
Total assets	304,342	1,052,934	1,929	1,359,205
Total deposits	213,801	1,011,858	(863)	1,224,796

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2010
Interest income	$6,596	$3,018	$6	$9,620
Interest expense	1,173	47	122	1,342
Net interest income (expense)	5,423	2,971	(116)	8,278
Provision for loan losses	-	(28)	-	(28)
Non-interest income	1,272	14,024	10	15,306
Non-interest expense	6,944	14,485	189	21,618
Income (loss) before tax	(249)	2,538	(295)	1,994
Income tax expense (benefit)	424	958	(109)	1,273
Net income (loss)	$(673)	$1,580	$(186)	$721

Inter-segment revenue (expense)	$2,304	$(2,304)	$-	$-
Total assets	304,167	823,787	1,701	1,129,655
Total deposits	213,641	790,087	(1,511)	1,002,217

The following tables present gross profit data for MPS for the three months ended December 31, 2011 and 2010.

Three Months Ended December 31,	2011	2010

Interest income	$3,134	$3,018
Interest expense	38	47
Net interest income	3,096	2,971

Provision for loan losses	(1)	(28)
Non-interest income	13,873	14,024
Card processing expense	5,310	5,224
Gross Profit	11,660	11,799

Other non-interest expense	8,632	9,261

Income from operations before tax	3,028	2,538
Income tax expense	1,093	958
Income from operations	$1,935	$1,580

NOTE 9.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements
This ASU applies to all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity (repo arrangements). It focuses the transferor’s assessment of effective control on its contractual rights and obligations by removing the requirement to assess its ability to exercise those rights or honor those obligations. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. It is effective prospectively for transactions or modifications of existing transactions that occur on or after the effective date. The Company will adopt this update in the second quarter of fiscal year 2012 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

A public entity is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.  The Company will adopt this update in the second quarter of fiscal year 2012 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
In June 2011, FASB issued ASU 2011-05 Comprehensive Income.  This ASU requires the presentation of comprehensive income in financial statements.  An entity has the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective for fiscal years, and the interim periods within those years, beginning December 15, 2011 and early adoption is permitted.  The Company anticipates adopting this update in the first quarter of fiscal 2013 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No.  2011-08 Intangibles — Goodwill and Other (Topic 350).
The objective of this update is to simplify how entities test goodwill for impairment. This update adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that goodwill impairment exists, and if not, skip step two in determination of the amount of goodwill impairment.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted.  The Company anticipates adopting this update in the second quarter of fiscal year 2013 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

Level 2 Inputs – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active markets and model-based valuation techniques for which significant assumptions are observable in the market.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at December 31, 2011 or September 30, 2011.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company obtains, reviews and compares the valuations and methodologies from two third party providers.  These third party providers utilize several sources for valuing fixed-income securities. Sources utilized by the third party provider include pricing models that vary based by asset class and include available trade, bid, and other market information. This methodology includes broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at December 31, 2011 and September 30, 2011.

	Fair Value at December 31, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$33,594	$-	$33,594	$-
Obligations of states and political subdivisions	8,834	-	8,834	-
Mortgage-backed securities	770,378	-	770,378	-
Securities available for sale	$812,806	$-	$812,806	$-

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$22,112	$-	$22,112	$-
Obligations of states and political subdivisions	6,218	-	6,218	-
Mortgage-backed securities	590,918	-	590,918	-
Securities available for sale	$619,248	$-	$619,248	$-

The Company’s management reviews the status and potential impairment of the trust preferred and corporate securities on a monthly basis.  In its review, management considers duration of unrealized losses and reviews credit rating changes.  Other factors, but not necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the condition of the issuer, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount represents the lower of the new cost basis or the fair value less selling costs of foreclosed assets that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan in accordance with ASC 310, Accounting for Creditors for Impairment of a Loan.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis at December 31, 2011 and September 30, 2011.

	Fair Value at December 31, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$3,954	$-	$-	$3,954
Loans	14,877	-	-	14,877
Total	$18,831	$-	$-	$18,831

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Foreclosed Assets, net	$2,671	$-	$-	$2,671
Loans	13,182	-	-	13,182
Total	$15,853	$-	$-	$15,853

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at December 31, 2011 and September 30, 2011, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2011 and September 30, 2011.  The information presented is subject to change over time based on a variety of factors.

	December 31, 2011		September 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$156,882	$156,882	$276,893	$276,893
Securities available for sale	812,806	812,806	619,248	619,248
Loans receivable, net	317,804	324,688	314,410	316,152
FHLB stock	10,744	10,744	4,737	4,737
Accrued interest receivable	4,442	4,442	4,133	4,133

Financial liabilities
Noninterest bearing demand deposits	1,035,421	1,035,421	945,956	945,956
Interest bearing demand deposits, savings, and money markets	82,702	82,702	79,102	79,102
Certificates of deposit	106,673	108,722	116,562	118,288
Total deposits	1,224,796	1,226,845	1,141,620	1,143,346

Advances from FHLB	11,000	14,027	11,000	14,128
Securities sold under agreements to repurchase	7,451	7,451	8,055	8,055
Subordinated debentures	10,310	10,300	10,310	10,325
Accrued interest payable	207	207	223	223

Off-balance-sheet instruments, loan commitments	-	-	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2011 and September 30, 2011.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at December 31, 2011 and September 30, 2011.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

Loans held for sale are carried at the lower of cost or fair market value.  The carrying value of these loans approximate fair market value.

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

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates at December 31, 2011 and September 30, 2011 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES
The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of December 31, 2011 and September 30, 2011 over the contractual maturity of such borrowings.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the three months ended December 31, 2011 and 2010 are as follows:

	Retail	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2011	$-	$1,315	$-	$1,315

Acquisitions during the period	-	253	-	253

Amortizations during the period	-	(6)	-	(6)

Balance as of December 31, 2011	$-	$1,562	$-	$1,562

	Retail	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2010	$1,508	$1,078	$77	$2,663

Acquisitions during the period	-	104	-	104

Amortizations during the period	-	-	(58)	(58)

Write-offs during the period	(1,508)	-	-	(1,508)

Balance as of December 31, 2010	$-	$1,182	$19	$1,201

The Company has three patents which are  amortizing at December 31, 2011, and had one amortizable intangible asset recorded at December 31, 2010.

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  The Company wrote-off $1.5 million of goodwill through the income statement during the three months ended December 31, 2010 due primarily to the decline in the stock price of the Company at that period.  There was no impairment to goodwill and intangible assets during the three months ended December 31, 2011.

NOTE 12.  REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

As previously disclosed in our Annual Report on Form 10-K, on July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (the “Consent Orders”) issued by the Office of Thrift Supervision (the “OTS”).  Since the issuance of the supervisory directives and the Consent Orders, the Company and the Bank have been continuing to cooperate with the OTS and the OCC (its successor) to correct those aspects of its operations that were addressed in the Consent Orders, and management of the Company and the Bank believe they have already made substantial progress. The Company and the Bank have completed many of the items in the Consent Orders and expect to complete substantially all of the required actions in the Consent Orders by their respective deadline dates.  Notwithstanding our belief as to substantial progress, we are currently undergoing an examination by our new regulator, the OCC, and we can provide no assurances as to whether the OCC will concur with our belief on what actions will be taken by the OCC if it does not so concur.

NOTE 13.  SUBSEQUENT EVENTS

A sale of $299 million of Ginnie Mae (GNMA) securities completed in the fiscal second quarter resulted in a gain of $11.5 million.  The resulting after-tax gain of $7.2 million will be included in 2012 fiscal second quarter earnings.  The gain is expected to incrementally increase MetaBank’s Tier 1 core capital ratio by approximately 50 basis points and incrementally increase tangible book value by approximately $2.26 per share at March 31, 2012.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”, the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the scope of restrictions and compliance requirements imposed by the supervisory directives and/or the Consent Orders entered into by the Company and the Bank with the Office of Thrift Supervision (“OTS”) and any other such actions which may be initiated; the impact of changes in financial services’ laws and regulations, including but not limited to our relationship with our new regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2011, compared to September 30, 2011, and the consolidated results of operations for the three months ended December 31, 2011 and 2010.  This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2011.

CORPORATE DEVELOPMENTS AND OVERVIEW

MPS 2012 fiscal first quarter net income was $1.9 million compared to net income of $1.6 million in the 2011 quarter.  This increase was primarily the result of a decrease in non-interest expenses of $0.5 million when comparing the first quarter of fiscal year 2012 to fiscal year 2011.

The fiscal year 2012 Retail Bank first quarter net income was $1.3 million compared to net loss of $0.7 million in the 2011 quarter.  The Retail Bank segment focuses primarily on establishing lending and deposit relationships with commercial accounts and consumers.  The Retail Bank currently operates 12 retail banking branches: in Brookings (1) and Sioux Falls (3), South Dakota, in Des Moines (6) and Storm Lake (2), Iowa.  Retail Bank checking balances continued to grow from $55.0 million at December 31, 2010 to $59.0 million, or 7%, at December 31, 2011.

During the quarter ended December 31, 2011, the Key Corp. Capital I trust preferred securities, which had an aggregate fair value of $3.7 million, were assigned an investment grade rating by two nationally recognized rating agencies.  As a result, this security is no longer deemed substandard by the Company as of December 31, 2011.

FINANCIAL CONDITION

At December 31, 2011, the Company’s assets grew by $83.7 million, or 6.6%, to $1.4 billion compared to $1.3 billion at September 30, 2011.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed and investment securities available for sale and an increase in the Company’s net loans receivable, offset in part by a decrease in cash and cash equivalents.

Total cash and cash equivalents were $156.9 million at December 31, 2011, a decrease of $120.0 million from $276.9 million at September 30, 2011.  The decline primarily was the result of the Company’s investing of excess liquidity in mortgage-backed securities and investment securities.  The Company maintains its cash equivalent investments in interest-bearing overnight deposits with the Federal Home Loan Bank of Des Moines (“FHLB”) and the Federal Reserve Bank of Chicago (“FRB”).  Federal funds sold deposits may be maintained with the FHLB.  At December 31, 2011, the Company did not have any federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $193.6 million, or 31.3%, to $812.8 million at December 31, 2011, as purchases exceeded investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During the three month period ended December 31, 2011, the Company purchased $265.2 million of mortgage-backed securities with estimated future maturities considering anticipated prepayments of five years or less and stated maturities of 30 years or less.  In addition, the Company purchased $12.2 million of investment securities.

The Bank’s portfolio of net loans receivable increased $3.4 million, or 1.1%, to $317.8 million at December 31, 2011.  This increase primarily relates to an increase of $3.4 million in residential mortgage loans, and $2.3 million in MPS consumer loans, offset by a decrease in commercial operating loans of $2.3 million.

Premises, furniture, and equipment decreased $0.1 million to $17.1 million at December 31, 2011 from $17.2 million at September 30, 2011 due to depreciation exceeding purchases.

Foreclosed real estate and repossessed assets increased to $4.0 million as compared to $2.7 million at September 30, 2011 due to the foreclosure of assets and loan collateral related to previously reported non-performing loans exceeding sales and write offs.  The majority of this increase from September 30, 2011 relates to one commercial relationship totaling $1.7 million which was transferred to foreclosed real estate and repossessed assets at December 31, 2011.  This relationship was reported under non-performing loans at September 30, 2011.

Total deposits increased $83.2 million, or 7.3%, to $1.2 billion at December 31, 2011.  The Bank continues to increase its low- and no-cost deposit portfolio.  Deposits attributable to MPS were up $86.6 million, or 9.4%, at December 31, 2011, as compared to September 30, 2011.  This increase results mostly from growth in existing core prepaid card programs.  Offsetting the above increases was a $9.9 million decrease in certificates of deposits primarily related to a decrease in public funds.  The average balance of total deposits was $1.1 billion for the three month period ended December 31, 2011 as compared to $962 million for the same period in the prior fiscal year.

Total borrowings decreased $0.6 million, or 2.1%, from $29.4 million at September 30, 2011 to $28.8 million at December 31, 2011, primarily due to the growth of deposits.

At December 31, 2011, the Company’s stockholders’ equity totaled $85.6 million, up $5.0 million from $80.6 million at September 30, 2011.  The increase was related to net income and an increase in the accumulated other comprehensive income relating to the Company’s securities available for sale portfolio which was partially offset by the payment of dividends on the Company’s common stock (see “Results of Operations” below).  At December 31, 2011, the Bank continues to exceed all regulatory requirements for classification as a well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

Non-performing Assets and Allowance for Loan Losses

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result of this action, previously accrued interest income on the loan is reversed against interest income.  The loan will remain on non-accrual status until the loan has been brought current or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.

The Company believes that the level of allowance for loan losses at December 31, 2011 is appropriate and adequately reflects potential risks related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	December 31, 2011	September 30, 2011
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family (1)	$178	$127
Commercial & Multi Family (1)	10,238	13,025
Commercial Business	25	30
Total	10,441	13,182

Accruing Loans Delinquent 90 Days or More Consumer	23	24
Total	23	24

Total Non-Performing Loans	10,464	13,206

Other Assets

Foreclosed Assets:
1-4 Family	84	451
Commercial & Multi Family	1,834	181
Agricultural Real Estate	2,020	2,020
Commercial Business	16	19
Total	3,954	2,671

Total Other Assets	3,954	2,671

Total Non-Performing Assets	$14,418	$15,877
Total as a Percentage of Total Assets	1.06%	1.24%

(1) The periods presented include $42,000 of TDRs for 1-4 Family and $3.9 million of TDRs for Commercial & Multi Family.  The Company had an additional $4.8 million of TDRS performing in accordance to their terms at December 31, 2011 and September 30, 2011.

At December 31, 2011, non-performing loans totaled $10.5 million, representing 3.3% of total loans, compared to $13.2 million, or 4.1% of total loans at September 30, 2011.  The majority of this decrease from September 30, 2011 relates to one commercial loan relationship totaling $2.8 million which was partially charged off with the remaining $1.7 million  transferred to foreclosed real estate and repossessed assets at December 31, 2011.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lessor quality, as "substandard", "doubtful" or "loss."  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific reserve is not warranted.

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

On the basis of management's review of its loans and other assets, at December 31, 2011, the Company had classified a total of $38.6 million of its assets as substandard, $56,000 as doubtful and none as loss.  This compares to classifications at September 30, 2011 of $42.7 million as substandard, $60,000 as doubtful and none as loss.  At December 31, 2011, $14.9 million out of a total of $38.6 million of substandard assets is attributable to the trust preferred securities as compared to $19.9 million out of a total $42.7 million of substandard assets at September 30, 2011.  See Note 10 to the Notes to Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management reiterates and restates its concern that developments in the sub-prime mortgage market may have a direct effect on residential real estate prices and an indirect effect on the economy in general.  In addition, the economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past five years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management concludes that future losses in this portfolio may be somewhat higher than recent historical experience, excluding loan losses related to fraud by borrowers.  On the other hand, current trends in agricultural markets continue to be mostly positive.  Higher commodity prices as well as above average yields created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes the continuing recessionary economic environment may also negatively impact consumers’ repayment capacities.

At December 31, 2011, the Company has established an allowance for loan losses totaling $4.6 million compared to $4.9 million at September 30, 2011. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2011 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with GAAP.  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that: (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2011 and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance at both December 31, 2011 and September 30, 2011 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Security Impairment. Management continually monitors the investment security portfolio for impairment on a security by security basis.  Management has a process in place to identify securities that could potentially have a credit impairment that is other than temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

RESULTS OF OPERATIONS

General.  The Company recorded net income of $3.1 million, or 97 cents per diluted share, for the three months ended December 31, 2011 compared to net income of $0.7 million, or 23 cents per diluted share, for the same period in fiscal year 2011.

The change in net income for the current period was affected by many factors within the general categories of net interest income, net interest income after provision for loan losses, total non-interest income, total non-interest expense, and income tax expense. Those factors are discussed in more detail below. In general, net interest income increased from $8.3 million to $8.6 million for the three month period ended December 31, 2011 from the prior comparable period. The provision for loan losses increased from a small negative provision to $700,000 for the three month period ended December 31, 2011 from the prior comparable period. Total non-interest income increased from $15.3 million to $15.7 for the three month period ended December 31, 2011 from the prior comparable period, and total non-interest expense, the prime driver in this quarter's increased income, decreased from $21.6 million to $18.8 million during the same time periods.

Net Interest Income.  Net interest income for the 2012 fiscal first quarter increased by $0.3 million, or 4.4%, to $8.6 million from $8.3 million for the same period in the prior fiscal year.  Net interest margin decreased to 3.02% for the first quarter of fiscal year 2012 as compared to 3.31% for the same period in 2011.  Overall, asset yields declined by 49 basis points due primarily to a change in asset mix to more government guaranteed mortgage-backed securities.  Our government guaranteed mortgage-backed securities comprise 57% of average interest earning assets compared to 48% one year ago.

Overall, rates on all deposits and interest-bearing liabilities decreased by 20 basis points from 0.55% in the 2011 quarter to 0.35% in 2012.  At December 31, 2011, low- and no-cost checking deposits represented 90% of total deposits compared to 87% one year earlier.  The growth in deposits was driven by an increase of $221.8 million, or 28%, in deposits generated by MPS at December 31, 2011 as compared to one year earlier.

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  No tax equivalent adjustments have been made, as these are not considered to be significant.  Non-accruing loans have been included in the table as loans carrying a zero yield.

Three Months Ended December 31,		2011			2010
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$320,446	$4,540	5.64%	$360,149	$5,447	6.00%
Mortgage-backed securities	652,522	4,787	2.92%	473,615	3,918	3.28%
Other investments and fed funds sold	166,296	288	0.69%	158,026	255	0.64%
Total interest-earning assets	1,139,264	$9,615	3.36%	991,790	$9,620	3.85%
Non-interest-earning assets	64,905			86,749
Total assets	$1,204,169			$1,078,539

Non-interest bearing deposits	$848,623	$-	0.00%	$686,310	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,598	80	0.98%	31,441	133	1.68%
Savings	11,532	9	0.31%	10,760	9	0.33%
Money markets	38,119	42	0.44%	34,173	69	0.80%
Time deposits	113,660	522	1.83%	130,843	678	2.06%
FHLB advances	42,134	199	1.88%	50,816	322	2.51%
Other borrowings	17,451	125	2.85%	17,276	131	3.01%
Total interest-bearing liabilities	255,494	977	1.52%	275,309	1,342	1.93%
Total deposits and interest-bearing liabilities	1,104,117	$977	0.35%	961,619	$1,342	0.55%
Other non-interest bearing liabilities	19,329			16,675
Total liabilities	1,123,446			978,294
Stockholders' equity	80,723			100,245
Total liabilities and stockholders' equity	$1,204,169			$1,078,539
Net interest income and net interest rate spread including non-interest bearing deposits		$8,638	3.01%		$8,278	3.30%

Net interest margin			3.02%			3.31%

Provision for Loan Losses.  The Company recognized a provision for loan losses in the first quarter of fiscal year 2012 of $0.7 million compared to a negative provision of $28,000 for the same period in the prior fiscal year. This was the result of the evaluation of the allowance for loan loss as noted in Note 3.

Non-Interest Income.  Non-interest income increased by $0.4 million, or 2.5%, to $15.7 million from $15.3 million in the prior fiscal year first quarter.  The Bank recorded a gain on sale of securities in the 2012 fiscal first quarter of $1.0 million compared to $0.5 million in the prior fiscal year first quarter.  In addition, fees earned on MPS-related programs were $5.3 million for the first quarter of fiscal year 2012, compared to $5.2 million for the same quarter in fiscal year 2011.

Non-Interest Expense.  Non-interest expense decreased by $2.8 million, or 13.1%, to $18.8 million for the first quarter of fiscal year 2012 from $21.6 million for the same quarter in fiscal year 2011.  This decrease is primarily attrituable to a reduction in goodwill impairment expense, compensation expense and other expense.

There was no goodwill impairment expense in the three months ended December 31, 2011.  Goodwill impairment expense was recorded for the three months ended December 31, 2010 of $1.5 million due to the Retail Bank segment’s write off of goodwill due to impairment related primarily to the decline in stock price of the Company.

Compensation expense decreased $0.6 million to $7.2 million for the three months ended December 31, 2011 as compared to $7.8 million for the same period in fiscal year 2011.  Overall staffing is 3% lower than at December 31, 2010.

Other expenses decreased by $0.5 million from the quarter ended December 13, 2010 to the quarter ended December 31, 2011.  There was no reserve for loss on fraudulently authorized wire transfers in the three months ended December 31, 2011.  The Company recorded a loss reserve of $0.6 million for the 3 months ended December 31, 2010.

Income Tax. Income tax expense for the first quarter of fiscal year 2012 was $1.7 million, or an effective tax rate of 36.0%, compared to income tax expense of $1.3 million, or an effective tax rate of 63.8%, for the same period in the prior fiscal year.  The Company’s recorded income tax expense and the effective tax rate for the first quarter of fiscal year 2011 was impacted by permanent differences between book and taxable income primarily related to the write off of goodwill of $1.5 million.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2011, the Company had commitments to originate and purchase loans and unused lines of credit totaling $45.5 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank's actual capital and required capital amounts and ratios at December 31, 2011 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2011	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$83,773	6.21%	$20,233	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	83,773	6.21	53,955	4.00		67,444	5.00
Tier 1 (core) capital (to risk-weighted assets)	83,773	17.62	19,015	4.00		28,523	6.00
Total risk-based capital (to risk-weighted assets)	88,338	18.58	38,031	8.00		47,538	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At December 31, 2011, the Bank exceeded all requirements for the well capitalized category.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments.

The Company originates predominantly adjustable-rate loans and fixed-rate loans up to ten years.  Long-term fixed-rate residential mortgages are sometimes sold into the secondary market.  As a result of its lending practices, the Company’s loan portfolio is relatively short in duration and yields respond quickly to the overall level of interest rates.

The Company's primary objective for its investment portfolio is to provide the liquidity necessary to meet the Company’s cash demands.  This portfolio may also be used in the ongoing management of interest rate risk.  As a result, funds may be invested among various categories of security types and maturities based upon the Company's need for liquidity and its desire to create an economic hedge against the effects that changes in interest rates may have on the overall market value of the Company.

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

The Company also maintains a small portfolio of wholesale borrowings, predominantly advances from the FHLB and FRB, including both overnight advances and advances that carry fixed terms and fixed rates of interest.  The Company utilizes this portfolio to manage liquidity demands and also, when appropriate, in the ongoing management of interest rate risk.

The Board of Directors has established limits on the level of acceptable interest rate risk for the Bank.  There can be no assurance, however, that, in the event of an adverse change in interest rates, the Company's efforts to limit interest rate risk will be successful.

Net Portfolio Value.  The Bank uses a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk.  This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from any off-balance sheet contracts.  Management of the Bank’s assets and liabilities is performed within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV that is acceptable given certain interest rate changes.

Presented below, at December 31, 2011 and September 30, 2011, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for December 31, 2011 and September 30, 2011 due to the extremely low rate environment.  At both December 31, 2011 and September 30, 2011, the Bank’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors.

December 31, 2011					September 30, 2011
			Estimated Increase					Estimated Increase
		Estimated	in NPV				Estimated	in NPV
Change in		NPV			Change in		NPV
Interest Rates		Amount	Amount	Percent	Interest Rates		Amount	Amount	Percent
			(Dollars in Thousands)					(Dollars in Thousands)
Basis Points					Basis Points
+200	bp	163,957	14,511	9.71%	+200	bp	129,699	32,174	32.99%
+100	bp	164,427	14,980	10.02%	+100	bp	121,361	23,836	24.44%
-		149,447	-	-	-		97,525	-	-

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

In addition to the NPV approach, the Bank also reviews gap reports, which measure the differences in assets and liabilities repricing in given time periods, and net income simulations to assess its interest rate risk profile. Management reviews its interest rate risk profile on a quarterly basis.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.	Legal Proceedings – See “Legal Proceedings” of Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.
Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Item 6.	Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date:	February 14, 2012	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date:	February 14, 2012	By:	/s/ David W. Leedom
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