Form 10-Q
period 2012-03-31
META FINANCIAL GROUP INC
filed 2012-05-10
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   ☒  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 9, 2012:
Common Stock, $.01 par value	3,202,056 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

Item 1.     Financial Statements (Unaudited)

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	March 31, 2012	September 30, 2011
	(Unaudited)

Cash and cash equivalents	$236,074	$276,893
Investment securities available for sale	91,051	28,330
Mortgage-backed securities available for sale	876,955	590,918
Loans receivable - net of allowance for loan losses of $4,762 at March 31, 2012 and $4,926 at September 30, 2011	321,685	314,410
Federal Home Loan Bank Stock, at cost	6,739	4,737
Accrued interest receivable	5,740	4,133
Insurance receivable	4,364	2,264
Premises, furniture, and equipment, net	17,133	17,168
Bank-owned life insurance	14,579	14,322
Foreclosed real estate and repossessed assets	2,958	2,671
Intangible assets	1,795	1,315
MPS accounts receivable	8,963	7,677
Other assets	9,581	10,643

Total assets	$1,597,617	$1,275,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,247,071	$945,956
Interest-bearing checking	35,143	31,249
Savings deposits	27,587	11,136
Money market deposits	38,020	36,717
Time certificates of deposit	104,375	116,562
Total deposits	1,452,196	1,141,620
Advances from Federal Home Loan Bank	11,000	11,000
Securities sold under agreements to repurchase	13,598	8,055
Subordinated debentures	10,310	10,310
Accrued interest payable	197	223
Contingent liability	5,465	3,649
Accrued expenses and other liabilities	17,516	20,047
Total liabilities	1,510,282	1,194,904

STOCKHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value; 5,200,000 shares authorized, 3,372,999 shares issued, 3,202,056 and 3,146,867 shares outstanding at March 31, 2012 and September 30, 2011, respectively	34	34
Additional paid-in capital	32,538	32,471
Retained earnings - substantially restricted	57,724	45,494
Accumulated other comprehensive income (loss)	(99)	6,336
Treasury stock, 170,943 and 226,132 common shares, at cost, at March 31, 2012 and September 30, 2011, respectively	(2,862)	(3,758)
Total stockholders’ equity	87,335	80,577

Total liabilities and stockholders’ equity	$1,597,617	$1,275,481

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2012	2011	2012	2011

Interest and dividend income:
Loans receivable, including fees	$4,492	$4,909	$9,032	$10,356
Mortgage-backed securities	5,198	4,433	9,985	8,351
Other investments	609	238	897	493
	10,299	9,580	19,914	19,200
Interest expense:
Deposits	553	753	1,206	1,642
FHLB advances and other borrowings	335	410	659	863
	888	1,163	1,865	2,505

Net interest income	9,411	8,417	18,049	16,695

Provision for loan losses	200	214	899	186

Net interest income after provision for loan losses	9,211	8,203	17,150	16,509

Non-interest income:
Card fees	15,691	18,392	29,604	32,466
Gain on sale of securities available for sale, net	11,381	632	12,431	1,158
Deposit fees	143	163	305	344
Loan fees	290	85	619	286
Bank-owned life insurance income	130	130	258	263
Other income	(854)	68	(754)	259
Total non-interest income	26,781	19,470	42,463	34,776

Non-interest expense:
Compensation and benefits	8,057	8,188	15,233	15,984
Card processing expense	4,976	8,120	10,298	13,343
Occupancy and equipment expense	2,088	2,168	4,186	4,210
Legal and consulting expense	2,019	1,339	3,285	2,750
Goodwill impairment	-	-	-	1,508
Marketing	325	411	492	672
Data processing expense	278	273	553	546
Other expense	2,470	2,752	4,957	5,856
Total non-interest expense	20,213	23,251	39,004	44,869

Income before income tax expense	15,779	4,422	20,609	6,416

Income tax expense	5,809	1,675	7,548	2,948

Net income	$9,970	$2,747	$13,061	$3,468

Earnings per common share:
Basic	$3.12	$0.88	$4.10	$1.11
Diluted	$3.10	$0.88	$4.09	$1.11

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2012	2011	2012	2011

Net income	$9,970	$2,747	$13,061	$3,468

Other comprehensive loss:
Change in net unrealized gains (losses) on securities available for sale	(1,495)	258	2,009	(1,960)
Gains realized in net income	(11,381)	(632)	(12,431)	(1,158)
	(12,876)	(374)	(10,422)	(3,118)
Deferred income tax effect	(4,925)	(145)	(3,987)	(1,193)
Total other comprehensive loss	(7,951)	(229)	(6,435)	(1,925)
Total comprehensive income	$2,019	$2,518	$6,626	$1,543

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended March 31, 2012 and 2011
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Cash dividends declared on common stock ($.26 per share)	-	-	(810)	-	-	(810)

Issuance of 5,950 common shares from treasury stock due to issuance of restricted stock	-	(12)	-	-	123	111

Stock compensation	-	42	-	-	-	42

Change in net unrealized gains (losses) on securities available for sale	-	-	-	(1,925)	-	(1,925)

Net income	-	-	3,468	-	-	3,468

Balance, March 31, 2011	$34	$32,411	$45,133	$(326)	$(4,322)	$72,930

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Cash dividends declared on common stock ($.26 per share)	-	-	(831)	-	-	(831)

Issuance of 55,189 common shares from treasury stock due to issuance of restricted stock	-	49	-	-	896	945

Stock compensation	-	18	-	-	-	18

Change in net unrealized gains (losses) on securities available for sale	-	-	-	(6,435)	-	(6,435)

Net income	-	-	13,061	-	-	13,061

Balance, March 31, 2012	$34	$32,538	$57,724	$(99)	$(2,862)	$87,335

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$13,061	$3,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	7,599	5,166
Disbursement of non-real estate consumer loans originated for sale	(431,935)	(479,911)
Proceeds from sale of non-real estate consumer loans	432,428	478,555
Disbursement of 1-4 family residential mortgage loans originated for sale	-	(1,713)
Proceeds from sale of 1-4 family residential mortgage loans	368	2,904
Loss (gain) on sale of loans	7	(146)
Provision for loan losses	899	186
Loss (gain) on sale of other assets	964	(128)
Gain on sale of securities available for sale, net	(12,431)	(1,158)
Net change in accrued interest receivable	(1,607)	312
Goodwill impairment	-	1,508
Net change in other assets	(2,966)	(2,694)
Net change in accrued interest payable	(26)	(151)
Net change in accrued expenses and other liabilities	(715)	428
Net cash provided by operating activities	5,646	6,626

Cash flow from investing activities:
Purchase of securities available for sale	(811,441)	(238,464)
Proceeds from sales of securities available for sale	364,911	46,239
Proceeds from maturities and principal repayments of
securities available for sale	93,906	68,066
Loans purchased	(4,372)	(1,039)
Net change in loans receivable	(6,399)	37,271
Proceeds from sales of foreclosed real estate	382	362
Federal Home Loan Bank stock purchases	(29,353)	-
Federal Home Loan Bank stock redemptions	27,351	89
Proceeds from the sale of premises and equipment	30	-
Purchase of premises and equipment	(1,718)	(955)
Other, net	3,987	1,193
Net cash used in investing activities	(362,716)	(87,238)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	322,763	177,003
Net change in time deposits	(12,187)	(27,412)
Net change in securities sold under agreements to repurchase	5,543	2,883
Cash dividends paid	(831)	(810)
Stock compensation	18	42
Proceeds from exercise of stock options	945	111
Net cash provided by financing activities	316,251	151,817

Net change in cash and cash equivalents	(40,819)	71,205

Cash and cash equivalents at beginning of period	276,893	87,503
Cash and cash equivalents at end of period	$236,074	$158,708

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,891	$2,655
Income taxes	3,409	1,834

Supplemental schedule of non-cash investing activities:
Loans transferred to foreclosed real estate	$1,729	$-

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. ®
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2011 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 20, 2011.  Accordingly, footnote disclosures which would substantially duplicate the disclosure contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2012, are not necessarily indicative of the results expected for the year ending September 30, 2012.

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

The allowance consists of specific, general, and unallocated components.  The specific component relates to impaired loans.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.  The general component covers loans not considered impaired and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Loan receivables at March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012	September 30, 2011
	(Dollars in Thousands)

One to four family residential mortgage loans	$39,850	$33,753
One to four family residential mortgage loans held for sale	-	375
Commercial and multi-family real estate loans	194,622	194,414
Agricultural real estate loans	21,087	20,320
Consumer loans	34,669	32,418
Consumer loans held for sale	1,690	1,980
Commercial operating loans	12,582	14,955
Agricultural operating loans	22,041	21,200
Total Loans Receivable	326,541	319,415

Less:
Allowance for loan losses	(4,762)	(4,926)
Net deferred loan origination fees	(94)	(79)
Total Loans Receivable, Net	$321,685	$314,410

Activity in the allowance for loan losses for the three and six month periods ended March 31, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2012	2011	2012	2011

Beginning balance	$4,565	$4,763	$4,926	$5,234
Provision for loan losses	200	214	899	186
Charge-offs	(3)	(314)	(1,072)	(829)
Recoveries	-	78	9	150
Ending balance	$4,762	$4,741	$4,762	$4,741

Allowance for loan losses and loans receivable for the three and six month periods ended March 31, 2012 and 2011 is as follows:

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended March 31, 2012

Allowance for loan losses:
Beginning balance	$181	$3,609	$-	$21	$38	$65	$651	$4,565
Provision charged (credited) to expense	(31)	366	-	6	(1)	(65)	(75)	200
Losses charged off	(3)	-	-	-	-	-	-	(3)
Recoveries	-	-	-	-	-	-	-	-
Ending balance	$147	$3,975	$-	$27	$37	$-	$576	$4,762

Six Months Ended March 31, 2012

Allowance for loan losses:
Beginning balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926
Provision charged (credited) to expense	(16)	1,141	-	9	(3)	(67)	(165)	899
Losses charged off	(3)	(1,067)	-	(2)	-	-	-	(1,072)
Recoveries	1	-	-	4	4	-	-	9
Ending balance	$147	$3,975	$-	$27	$37	$-	$576	$4,762

Ending balance: individually evaluated for impairment	$8	$1,513	$-	$-	$8	$-	$-	$1,529
Ending balance: collectively evaluated for impairment	$139	$2,462	$-	$27	$29	$-	$576	$3,233

Loans:
Ending balance: individually evaluated for impairment	$76	$14,578	$-	$-	$84	$-	$-	$14,738
Ending balance: collectively evaluated for impairment	$39,774	$180,044	$21,087	$34,669	$12,498	$22,041	$-	$310,113

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended March 31, 2011

Allowance for loan losses:
Beginning balance	$47	$3,174	$25	$370	$110	$102	$935	$4,763
Provision charged (credited) to expense	76	274	13	(142)	(3)	(34)	30	214
Losses charged off	(41)	-	-	(258)	(15)	-	-	(314)
Recoveries	-	-	-	78	-	-	-	78
Ending balance	$82	$3,448	$38	$48	$92	$68	$965	$4,741

Six Months Ended March 31, 2011

Allowance for loan losses:
Beginning balance	$50	$3,053	$111	$738	$131	$125	$1,026	$5,234
Provision charged (credited) to expense	73	410	(73)	(82)	(24)	(57)	(61)	186
Losses charged off	(41)	(15)	-	(758)	(15)	-	-	(829)
Recoveries	-	-	-	150	-	-	-	150
Ending balance	$82	$3,448	$38	$48	$92	$68	$965	$4,741

Ending balance: individually evaluated for impairment	$62	$1,135	$14	$-	$4	$-	$-	$1,215
Ending balance: collectively evaluated for impairment	$20	$2,313	$24	$48	$88	$68	$965	$3,526

Loans:
Ending balance: individually evaluated for impairment	$150	$11,797	$1,383	$-	$95	$-	$-	$13,425
Ending balance: collectively evaluated for impairment	$36,184	$188,573	$17,912	$38,866	$14,843	$25,022	$-	$321,400

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

General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” MetaBank (the “Bank”) is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  The Bank’s determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, which may order the establishment of additional general or specific loss allowances.

The asset classification of loans at March 31, 2012 and September 30, 2011, which excludes loans held for sale, are as follows:

March 31, 2012
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$39,363	$168,054	$21,087	$34,424	$11,477	$22,041	$296,446
Watch	382	6,695	-	113	551	-	7,741
Special Mention	-	4,283	-	16	250	-	4,549
Substandard	105	15,590	-	86	304	-	16,085
Doubtful	-	-	-	30	-	-	30
	$39,850	$194,622	$21,087	$34,669	$12,582	$22,041	$324,851

September 30, 2011
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$33,830	$161,109	$20,320	$31,967	$13,737	$14,500	$275,463
Watch	281	10,446	-	318	913	6,700	18,658
Special Mention	17	3,006	-	38	53	-	3,114
Substandard	-	19,827	-	60	252	-	20,139
Doubtful	-	26	-	35	-	-	61
	$34,128	$194,414	$20,320	$32,418	$14,955	$21,200	$317,435

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

The Company currently offers one, three, five, seven and ten year adjustable rate mortgage (ARM) loans.  These loans have a fixed rate for the stated period and, thereafter, such loans adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.  Current market conditions make ARM loans unattractive and very few are originated.

Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market, i.e., Fannie Mae, Ginnie Mae, and Freddie Mac, standards.  Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.  The Company currently sells most, but not all, of its fixed-rate loans with terms greater than 15 years.

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

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and, in order to supplement its loan portfolio, from time to time purchases whole loan and participation interests in loans from other financial institutions.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.

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

Commercial Operating Lending.  The Company also originates commercial operating loans.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.  The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan.  The Company’s commercial operating lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s current credit analysis.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial operating loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial operating loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Commercial operating loans have been a declining percentage of the Company’s loan portfolio since 2005.

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result of this action, previously accrued interest income on the loan is deducted from interest income.  The loan will remain on non-accrual status until the loan has been brought current or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.

Past due loans at March 31, 2012 and September 30, 2011 are as follows:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$93	$-	$-	$93	$39,681	$76	$39,850
Commercial Real Estate and Multi Family	46	-	-	46	188,288	6,288	194,622
Agricultural Real Estate	-	-	-	-	21,087	-	21,087
Consumer	14	-	55	69	34,600	-	34,669
Commercial Operating	-	-	-	-	12,559	23	12,582
Agricultural Operating	-	-	-	-	22,041	-	22,041
Total	$153	$-	$55	$208	$318,256	$6,387	$324,851

September 30, 2011

Residential 1-4 Family	$51	$30	$-	$81	$33,920	$127	$34,128
Commercial Real Estate and Multi Family	2,460	-	-	2,460	178,929	13,025	194,414
Agricultural Real Estate	-	-	-	-	20,320	-	20,320
Consumer	26	14	24	64	32,354	-	32,418
Commercial Operating	-	-	-	-	14,925	30	14,955
Agricultural Operating	-	-	-	-	21,200	-	21,200
Total	$2,537	$44	$24	$2,605	$301,648	$13,182	$317,435

Impaired loans at March 31, 2012 and September 30, 2011 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2012

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial Operating	-	-	-	-	-
Agricultural Operating	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$76	$116	$8	$133	$-
Commercial Real Estate and Multi Family	14,578	20,014	1,513	12,739	-
Agricultural Real Estate	-	-	-	280	-
Consumer	-	-	-	10	-
Commercial Operating	84	127	8	73	-
Agricultural Operating	-	-	-	-	-
Total	$14,738	$20,257	$1,529	$13,235	$-

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2011

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial Operating	-	-	-	-	-
Agricultural Operating	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$127	$172	$1	$117	$-
Commercial Real Estate and Multi Family	13,025	18,427	1,845	9,306	-
Agricultural Real Estate	-	-	-	1,176	-
Consumer	-	-	-	36	-
Commercial Operating	30	45	3	109	-
Agricultural Operating	-	-	-	80	-
Total	$13,182	$18,644	$1,849	$10,824	$-

The Company’s troubled debt restructurings (“TDR”) (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the below table. Loans modified in a TDR during the three and six month periods ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	3	3,552	3,552
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial Operating	-	-	-	1	34	34
Agricultural Operating	-	-	-	-	-	-
Total	-	$-	$-	4	$3,586	$3,586

	For the Six Months Ended March 31, 2012			For the Six Months Ended March 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	3	3,552	3,552
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial Operating	-	-	-	1	34	34
Agricultural Operating	-	-	-	-	-	-
Total	-	$-	$-	4	$3,586	$3,586

The following table provides information on TDR loans for which there was a payment default during the three month period ending March 31, 2012 and 2011, that had been modified during the 12-month period prior to the default:

With Payment Defaults During the Following Three Months Ended
	March 31, 2012		March 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	-	$-
Commercial Real Estate and Multi Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	-	$-

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

At March 31, 2012, the Company’s allowance for loan losses was $4.8 million, a decrease of $0.1 million from $4.9 million at September 30, 2011.  During the three months ended March 31, 2012, the Company recorded a provision for loan losses of $0.2 million.

During the six months ended March 31, 2012, the Company recorded a provision for its Retail Bank division in the amount of $0.9 million due to increases in the general reserves caused by increases in the historical loss rates for commercial real estate and multi-family loans.

During the three months ended March 31, 2012, the Company recorded a provision for loan losses for its Retail Bank division in the amount of $0.2 million due to increases in the general reserves caused by increases in the historical loss rates for commercial real estate and multi-family loans.

The Company’s total net charge-offs for the three and six months ended March 31, 2012 were $3,000 and $1.1 million, respectively.

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

The Company establishes its provision for loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of classified assets, non-performing loans, TDR loans, the composition of its loan portfolio and the general economic environment within which the Company and its borrowers operate.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.

NOTE 4.	EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  Allocated ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be issued; unallocated ESOP shares are not considered outstanding.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three and six months ended March 31, 2012 and 2011 is presented below.

Three Months Ended March 31,	2012	2011
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$9,970	$2,747

Basic EPS
Weighted average common shares outstanding	3,197,117	3,115,640
Less weighted average unallocated ESOP and nonvested shares	-	(1,667)
Weighted average common shares outstanding	3,197,117	3,113,973

Earnings Per Common Share
Basic	$3.12	$0.88

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,197,117	3,113,973
Add dilutive effect of assumed exercises of stock options, net of tax benefits	20,494	1,896
Weighted average common and dilutive potential common shares outstanding	3,217,611	3,115,869

Earnings Per Common Share
Diluted	$3.10	$0.88

Six Months Ended March 31,	2012	2011
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$13,061	$3,468

Basic EPS
Weighted average common shares outstanding	3,187,269	3,113,756
Less weighted average unallocated ESOP and nonvested shares	-	(1,667)
Weighted average common shares outstanding	3,187,269	3,112,089

Earnings Per Common Share
Basic	$4.10	$1.11

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,187,269	3,112,089
Add dilutive effect of assumed exercises of stock options, net of tax benefits	8,475	-
Weighted average common and dilutive potential common shares outstanding	3,195,744	3,112,089

Earnings Per Common Share
Diluted	$4.09	$1.11

Stock options totaling 325,437 and 367,138 were not considered in computing diluted EPS for the three and six months ended March 31, 2012, respectively, because they were not dilutive.  Stock options totaling 364,478 and 364,907 were not considered in computing diluted EPS for the three and six months ended March 31, 2011, respectively, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities at March 31, 2012 and September 30, 2011 are presented below.

		Gross	Gross
March 31, 2012	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$87,330	$307	$(7,036)	$80,601
Obligations of states and political subdivisions	10,084	376	(10)	10,450
Mortgage-backed securities	870,752	7,253	(1,050)	876,955
Total debt securities	$968,166	$7,936	$(8,096)	$968,006

		Gross	Gross
September 30, 2011	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$30,582	$-	$(8,470)	$22,112
Obligations of states and political subdivisions	5,937	281	-	6,218
Mortgage-backed securities	572,467	18,591	(140)	590,918
Total debt securities	$608,986	$18,872	$(8,610)	$619,248

Included in securities available for sale are trust preferred securities as follows:

At March 31, 2012
			Unrealized	S&P	Moody
Issuer(1)	Book Value	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,983	$3,853	$(1,130)	BBB-	Baa3
Huntington Capital Trust II SE	4,973	3,796	(1,177)	BB+	Baa3
Bank Boston Capital Trust IV (2)	4,966	3,502	(1,464)	BB+	Ba1
Bank America Capital III	4,955	3,505	(1,450)	BB+	Ba1
PNC Capital Trust	4,955	3,903	(1,052)	BBB	Baa2
Total	$24,832	$18,559	$(6,273)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination with respect to such securities.
(2)	Bank Boston was acquired by Bank of America.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2012 and September 30, 2011, are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$45,595	$(763)	$18,559	$(6,273)	$64,154	$(7,036)
Obligations of states and political subdivisions	735	(10)	-	-	735	(10)
Mortgage-backed securities	201,517	(1,050)	-	-	201,517	(1,050)
Total debt securities	$247,847	$(1,823)	$18,559	$(6,273)	$266,406	$(8,096)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$5,713	$(42)	$16,399	$(8,428)	$22,112	$(8,470)
Obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	23,886	(140)	-	-	23,886	(140)
Total debt securities	$29,599	$(182)	$16,399	$(8,428)	$45,998	$(8,610)

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

At March 31, 2012, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates and other market factors, not in estimated cash flows, no other-than-temporary impairment was recorded at March 31, 2012.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

At March 31, 2012 and September 30, 2011, the Company had outstanding commitments to originate and purchase loans and unused lines of credit totaling $45.2 million and $48.0 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At March 31, 2012, the Company had no commitments to purchase or sell securities available for sale.

Legal Proceedings

All lawsuits against the Bank involving the sale of purported Bank certificates of deposit (“CDs”) have now been settled and have been approved by the Court.  The underlying matter was first disclosed in the Company's quarterly report for the period ended December 31, 2007, which stated that an employee of the Bank had sold fraudulent CDs for her own benefit.  The unauthorized and illegal actions of the employee prompted a number of demands and lawsuits to be filed against the Bank seeking recovery on the fraudulent CDs, which have been disclosed in subsequent filings.  The employee was prosecuted, convicted and, on June 2, 2010, sentenced to more than seven years in federal prison and ordered to pay more than $4 million in restitution.  The Company did not incur losses in addition to the amounts previously expensed.

In re Meta Financial Group, Inc., Securities Litigation; Case No. C10-4108MWB. Two former stockholders filed separate purported class action lawsuits against the Company and certain of its officers alleging violations of certain federal securities laws. The cases were filed on October 22, 2010 and November 5, 2010 in the United States District Court for the Northern District of Iowa purportedly on behalf of those who purchased the Company's stock between May 14, 2009 and October 15, 2010. On January 12, 2011, Judge Mark W. Bennett appointed The Eden Partnership lead plaintiff and on March 14, 2011 Eden Partnership filed its amended complaint. The amended complaint alleges that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made between May 14, 2009 and October 15, 2010 by the Company and its officers. Defendants moved to dismiss the amended complaint in its entirety but on July 18, 2011, the court denied the motion and ordered that discovery proceed. The parties conducted a mediation on December 5, 2011 and reached a tentative settlement of the matter. On March 8, 2012, the court preliminarily approved the terms of the settlement, directed that notice of the settlement be provided to all prospective class members and set the case for a final fairness hearing on June 29, 2012.  If, after that hearing, the court enters an order finally approving the settlement, the case will be dismissed with prejudice.  As of the filing of this Form 10-Q, provided that the amount of the tentative settlement is approved by the court, and the amount of the settlement is paid by the Company's insurance as expected by the Company, the Company does not expect to incur losses in addition to the amounts that it has previously expensed which would be material to its consolidated financial statements.

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

In addition to the previously disclosed ATM lawsuits, there were two additional lawsuits filed  concerning ATMs sponsored by the Bank, each involving claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act: Richard Jiminez, individually and on behalf of all others similarly situated v. MetaBank, Case No. 1:12-cv-00035, filed in the United States District Court for the Southern District of Texas, Brownville Division; and Yaakov Katz, on behalf of himself and the class, v. Slice & Co. Fine Gourmet Brick Oven Pizza, Cardnet Group Corp., and MetaBank, Case No. 11-cv-9411, filed in the United States District Court for the Southern District of New York.  The Company denies liability in these matters, and will contest these lawsuits with the ATM operators, which are each obligated to indemnify the Company for losses, costs and expenses in these matters.  An estimate of a range of possible loss cannot be made at this stage of the litigation because the extent of the Company’s indemnification by the ATM operators is unknown.

A class action complaint has been filed in the Supreme Court of the State of New York, County of Nassau, titled Richard J. Strauss, M.D., on behalf of himself and all others similarly situated, v. MetaBank, which complaint was served upon the Bank on March 28, 2012.  The complaint alleges that the plaintiff was the holder of two gift cards issued by the Bank.  The complaint further alleges that after the expiration date on the cards, plaintiff’s attempts to obtain replacement cards were unsuccessful due to the Bank’s refusal to issue replacement cards.  The Complaint contains several causes of action including breach of contract and violation of New York state law.  The Company denies liability in these matters and intends to vigorously defend the suit.  An estimate of a range of possible loss cannot be made at this early stage of the litigation.

On May 4, 2011, Patrick Finn and Light House Management Group, Inc. as Receivers for First United Funding, LLC and Corey N. Johnston (“Receivers”) filed a complaint, Patrick Finn and Light House Management Group, Inc. as Receiver for First United Funding, LLC and Corey N. Johnston v. MetaBank et al., Case No. 5:11-cv-04041, against the Bank in the United States District Court for the Northern District of Iowa requesting judgment avoiding approximately $1.5 million of transfers that allegedly resulted in a profit to the Bank arising from the Bank’s participation in loans originated by First United Funding, LLC.  Similar complaints have been filed by the Receivers against other lenders who purchased participation interests in the same or similar loans originated by First United Funding, LLC.  The complaint states that First United Funding, LLC and Corey N. Johnston were involved in a criminal enterprise to defraud creditors.  Under a variety of theories, Receivers claim that loan repayments to the Bank constitute fraudulent transfers and the Bank was unjustly enriched to the detriment of these creditors.  The Bank intends to vigorously defend the case.  An estimate of a range of reasonably possible loss is approximately $0 to $0.5 million as of the filing date of this Form 10-Q.

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

A summary of option activity for the six months ended March 31, 2012 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2011	485,352	$23.28	5.90	$463
Granted	-	-
Exercised	(8,357)	15.08
Forfeited or expired	(60,931)	23.22
Options outstanding, March 31, 2012	416,064	$23.46	5.33	$640

Options exercisable, March 31, 2012	396,439	$23.42	5.32	$604

The Company had no outstanding nonvested shares at March 31, 2012 or September 30, 2011.  In addition, there was no grant activity for the six months ended March 31, 2012.

At March 31, 2012, stock based compensation expense not yet recognized in income totaled $36,000 which is expected to be recognized over a weighted average remaining period of 0.84 years.

NOTE 8.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Retail Banking, a division of the Bank, operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. The second reportable segment, MPS, a division of the Bank, provides a number of products and services to financial institutions and other businesses. These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs. Other programs are in the process of development. The remaining grouping under the caption “All Others” consists of the operations of the Company and inter-segment eliminations. Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates. The following tables present segment data for the Company for the three and six months ended March 31, 2012 and 2011, respectively.

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended March 31, 2012
Interest income	$7,167	$3,132	$-	$10,299
Interest expense	724	43	121	888
Net interest income (expense)	6,443	3,089	(121)	9,411
Provision for loan losses	200	-	-	200
Non-interest income	11,148	15,622	11	26,781
Non-interest expense	5,370	14,761	82	20,213
Income (loss) before tax	12,021	3,950	(192)	15,779
Income tax expense (benefit)	4,440	1,445	(76)	5,809
Net income (loss)	$7,581	$2,505	$(116)	$9,970

Inter-segment revenue (expense)	$3,362	$(3,362)	$-	$-
Total assets	310,314	1,285,412	1,891	1,597,617
Total deposits	217,757	1,235,041	(602)	1,452,196

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended March 31, 2011
Interest income	$6,568	$3,012	$-	$9,580
Interest expense	1,008	40	115	1,163
Net interest income (expense)	5,560	2,972	(115)	8,417
Provision for loan losses	300	(86)	-	214
Non-interest income	1,137	18,320	13	19,470
Non-interest expense	5,274	17,875	102	23,251
Income (loss) before tax	1,123	3,503	(204)	4,422
Income tax expense (benefit)	431	1,327	(83)	1,675
Net income (loss)	$692	$2,176	$(121)	$2,747

Inter-segment revenue (expense)	$2,584	$(2,584)	$-	$-
Total assets	310,905	870,443	2,055	1,183,403
Total deposits	219,460	828,332	(747)	1,047,045

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Six Months Ended March 31, 2012
Interest income	$13,648	$6,266	$-	$19,914
Interest expense	1,548	81	236	1,865
Net interest income (expense)	12,100	6,185	(236)	18,049
Provision for loan losses	900	(1)	-	899
Non-interest income	12,951	29,495	17	42,463
Non-interest expense	10,153	28,703	148	39,004
Income (loss) before tax	13,998	6,978	(367)	20,609
Income tax expense (benefit)	5,156	2,538	(146)	7,548
Net income (loss)	$8,842	$4,440	$(221)	$13,061

Inter-segment revenue (expense)	$5,989	$(5,989)	$-	$-
Total assets	310,314	1,285,412	1,891	1,597,617
Total deposits	217,757	1,235,041	(602)	1,452,196

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Six Months Ended March 31, 2011
Interest income	$13,164	$6,030	$6	$19,200
Interest expense	2,181	87	237	2,505
Net interest income (expense)	10,983	5,943	(231)	16,695
Provision for loan losses	300	(114)	-	186
Non-interest income	2,409	32,344	23	34,776
Non-interest expense	12,218	32,360	291	44,869
Income (loss) before tax	874	6,041	(499)	6,416
Income tax expense (benefit)	855	2,285	(192)	2,948
Net income (loss)	$19	$3,756	$(307)	$3,468

Inter-segment revenue (expense)	$4,888	$(4,888)	$-	$-
Total assets	310,905	870,443	2,055	1,183,403
Total deposits	219,460	828,332	(747)	1,047,045

The following tables present gross profit data for MPS for the three and six months ended March 31, 2012 and 2011.

Three Months Ended March 31,	2012	2011

Interest income	$3,132	$3,012
Interest expense	43	40
Net interest income	3,089	2,972

Provision for loan losses	-	(86)
Non-interest income	15,622	18,320
Card processing expense	4,953	8,120
Gross Profit	13,758	13,258

Other non-interest expense	9,808	9,755

Income before tax	3,950	3,503
Income tax expense	1,445	1,327
Net Income	$2,505	$2,176

Six Months Ended March 31,	2012	2011

Interest income	$6,266	$6,030
Interest expense	81	87
Net interest income	6,185	5,943

Provision for loan losses	(1)	(114)
Non-interest income	29,495	32,344
Card processing expense	10,263	13,343
Gross Profit	25,418	25,058

Other non-interest expense	18,440	19,017

Income before tax	6,978	6,041
Income tax expense	2,538	2,285
Net Income	$4,440	$3,756

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements
This ASU applies to all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity (repo arrangements). It focuses the transferor’s assessment of effective control on its contractual rights and obligations by removing the requirement to assess its ability to exercise those rights or honor those obligations. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. It is effective prospectively for transactions or modifications of existing transactions that occur on or after the effective date. The Company  adopted this update in the second quarter of fiscal year 2012 and  the adoption did not have  a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
This ASU was issued concurrently with IFRS 13, Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.

A public entity is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.  The Company adopted this update in the second quarter of fiscal year 2012 and  the adoption did not have  a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
In June 2011, FASB issued ASU 2011-05 Comprehensive Income, which provides an entity with the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2011 and early adoption is permitted.  The Company anticipates adopting this update in the first quarter of fiscal 2013 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No.  2011-08, Intangibles — Goodwill and Other (Topic 350)
The objective of this update is to simplify how entities test goodwill for impairment. This update adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and if not, skip the two step test for goodwill impairment.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted.  The Company anticipates adopting this update in the first quarter of fiscal year 2013 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at March 31, 2012 or September 30, 2011.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at March 31, 2012 and September 30, 2011.

	Fair Value at March 31, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$80,601	$-	$80,601	$-
Obligations of states and political subdivisions	10,450	-	10,450	-
Mortgage-backed securities	876,955	-	876,955	-
Securities available for sale	$968,006	$-	$968,006	$-

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$22,112	$-	$22,112	$-
Obligations of states and political subdivisions	6,218	-	6,218	-
Mortgage-backed securities	590,918	-	590,918	-
Securities available for sale	$619,248	$-	$619,248	$-

The Company’s management reviews the status and potential impairment of all securities in a loss position on a monthly basis.  In its review, management considers duration of unrealized losses and reviews credit rating changes.  Other factors, but not necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the condition of the issuer, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

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

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis at March 31, 2012 and September 30, 2011.

	Fair Value at March 31, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans
One to four family residential mortgage loans	$76	$-	$-	$76
Commercial and multi-family real estate loans	14,578	-	-	14,578
Commercial operating loans	84	-	-	84
Total Impaired Loans	14,738	-	-	14,738
Foreclosed Assets, net	2,958	-	-	2,958
Total	$17,696	$-	$-	$17,696

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$13,182	$-	$-	$13,182
Foreclosed Assets, net	2,671	-	-	2,671
Total	$15,853	$-	$-	$15,853

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at 3/31/12	Valuation Technique	Unobservable Input

Impaired Loans	$14,738	Market approach	Appraised values (1)
Foreclosed Assets, net	2,958	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management will reduce the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at March 31, 2012 and September 30, 2011, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2012 and September 30, 2011.  The information presented is subject to change over time based on a variety of factors.

	March 31, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$236,074	$236,074	$236,074	$-	$-
Securities available for sale	968,006	968,006	-	968,006	-
Loans receivable, net:
One to four family residential mortgage loans	39,850	41,582	-	-	41,582
Commercial and multi-family real estate loans	194,622	195,887	-	-	195,887
Agricultural real estate loans	21,087	22,292	-	-	22,292
Consumer loans	34,669	35,246	-	-	35,246
Consumer loans held for sale	1,690	1,690	-	1,690	-
Commercial operating loans	12,582	12,730	-	-	12,730
Agricultural operating loans	22,041	22,081	-	-	22,081
Total loans receivable, net	326,541	331,508	-	1,690	329,818

FHLB stock	6,739	6,739	-	6,739	-
Accrued interest receivable	5,740	5,740	5,740	-	-

Financial liabilities
Noninterest bearing demand deposits	1,247,071	1,247,071	-	1,247,071	-
Interest bearing demand deposits, savings, and money markets	100,750	100,750	-	100,750	-
Certificates of deposit	104,375	105,505	-	-	105,505
Total deposits	1,452,196	1,453,326	-	1,347,821	105,505

Advances from FHLB	11,000	13,974	-	-	13,974
Securities sold under agreements to repurchase	13,598	13,598	-	13,598	-
Subordinated debentures	10,310	10,317	-	-	10,317
Accrued interest payable	197	197	197	-	-

Off-balance-sheet instruments, loan commitments	-	-	-	-	-

	September 30, 2011
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$276,893	$276,893
Securities available for sale	619,248	619,248
Loans receivable, net:	314,410	316,152
FHLB stock	4,737	4,737
Accrued interest receivable	4,133	4,133

Financial liabilities
Noninterest bearing demand deposits	945,956	945,956
Interest bearing demand deposits, savings, and money markets	79,102	79,102
Certificates of deposit	116,562	118,288
Total deposits	1,141,620	1,143,346

Advances from FHLB	11,000	14,128
Securities sold under agreements to repurchase	8,055	8,055
Subordinated debentures	10,310	10,325
Accrued interest payable	223	223

Off-balance-sheet instruments, loan commitments	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2012 and September 30, 2011.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at March 31, 2012 and September 30, 2011.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

Loans held for sale are carried at the lower of cost or fair market value.  The carrying value of these loans approximate fair market value as they are generally sold at par within days of their origination.

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

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates at March 31, 2012 and September 30, 2011 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED
DEBENTURES
The carrying amount of securities sold under agreements to repurchase is assumed to approximate fair value.  The fair value of subordinated debentures was estimated by discounting the expected future cash flows using derived interest rates approximating market as of March 31, 2012 and September 30, 2011 over the contractual maturity of such borrowings.

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

NOTE 11.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2012 and 2011 are as follows:

	Retail	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2011	$-	$1,315	$-	$1,315

Acquisitions during the period	-	473	27	500

Amortization during the period	-	(16)	(4)	(20)

Balance as of March 31, 2012	$-	$1,772	$23	$1,795

	Retail	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2010	$1,508	$1,078	$77	$2,663

Acquisitions during the period	-	112	-	112

Amortization during the period	-	-	(77)	(77)

Write-offs during the period	(1,508)	-	-	(1,508)

Balance as of March 31, 2011	$-	$1,190	$-	$1,190

The Company has eight patents which are  amortizing at March 31, 2012.

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  The Company wrote-off $1.5 million of goodwill through the income statement during the three months ended December 31, 2010 due primarily to the decline in the stock price of the Company during that period.  There was no impairment to goodwill and intangible assets during the six months ended March 31, 2012.

NOTE 12.	REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

As previously disclosed in our Annual Report on Form 10-K, on July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (the “Consent Orders”) issued by the Office of Thrift Supervision (the “OTS”).  Since the issuance of the supervisory directives and the Consent Orders, the Company and the Bank have been continuing to cooperate with the OTS, and, as of July 21, 2011, its successors, the Federal Reserve and the OCC, to correct those aspects of its operations that were addressed in the Consent Orders.  Management of the Company and the Bank believe they have already made substantial progress. The Company and the Bank have completed many of the items in the Consent Orders and expect to complete substantially all of the required actions in the Consent Orders by their respective deadline dates.  Notwithstanding our belief as to substantial progress, we are currently undergoing an examination by our new regulator, the OCC, and we can provide no assurances as to whether the OCC will concur with our belief or what actions will be taken by the OCC if it does not so concur.  Failure to conform to the requirements of the Consent Orders or the expectations of our regulators could result in material adverse consequences for the Company and the Bank.

NOTE 13.	SUBSEQUENT EVENTS

On May 9, 2012, the Company issued 640,000 shares of its common stock for approximately $13.2 million in a private placement to three investors.  The pricing of the shares was determined by a simple average of the daily volume weighted average price (“VWAP”) for the 20 trading days ending three days preceding closing.  The three private placements of common stock, completed on May 9, 2012, will incrementally increase the Tier 1 (core) capital to average adjusted total assets ratio by approximately 85 to 90 basis points.

On April 5, 2012, the Company recorded a gain of $1.1 million on the sale of a foreclosed asset with a book value of $2.0 million at March 31, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

META FINANCIAL GROUP, INC®.
AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

Meta Financial Group, Inc.®, (“Meta Financial” or the “Company”) and its wholly-owned subsidiary, MetaBank™ (the “Bank” or “MetaBank”), may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission (“SEC”), in its reports to stockholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”, the “FRB” or the “Board”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the scope of restrictions and compliance requirements imposed by the supervisory directives and/or the Consent Orders entered into by the Company and the Bank with the Office of Thrift Supervision (“OTS”) and any other such actions which may be initiated; the impact of changes in financial services’ laws and regulations, including but not limited to our relationship with our regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2012, compared to September 30, 2011, and the consolidated results of operations for the three and six months ended March 31, 2012 and 2011.  This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2011.

CORPORATE DEVELOPMENTS AND OVERVIEW

MPS 2012 fiscal second quarter net income was $2.5 million compared to net income of $2.2 million in the 2011 quarter.  This increase was primarily the result of a decrease in non-interest expenses of $3.1 million which was partially offset by a decrease in card fee income of $2.7 million when comparing the second quarter of fiscal year 2012 to fiscal year 2011.

The fiscal year 2012 Retail Bank second quarter net income was $7.6 million compared to net income of $0.7 million in the 2011 quarter.  This increase was primarily from a sale of Ginnie Mae securities that resulted in an after tax gain of $7.2 million.  The Retail Bank segment focuses primarily on establishing lending and deposit relationships with commercial accounts and consumers.  Retail Bank checking balances continued to grow from $54.5 million at March 31, 2011 to $62.5 million, or 15%, at March 31, 2012.

During the quarter ended March 31, 2012, the Company executed a strategic sale of its Ginnie Mae securities portfolio to enhance capital levels. The securities sold comprised the entire Bank portfolio of Ginnie Mae securities which had an amortized cost of $307.9 million, and as a point of reference, constituted approximately 43% of the Bank’s mortgage-backed securities portfolio at December 31, 2011.  The sale resulted in the recognition of an $11.4 million gain ($7.2 million after taxes).  The resulting addition to the Bank’s capital will help to support current and expected future growth.  The Company believes it was an opportune time to realize the high value of Ginnie Mae securities given market conditions relative to Fannie Mae and Freddie Mac mortgage-backed securities.  The Company immediately replaced the sold securities with Fannie Mae securities of similar average lives.

At March 31, 2012, Non-Performing Assets have decreased by $6.5 million to $9.4 million compared to $15.9 million at September 30, 2011.
During the quarter ended March 31, 2012, the Company wrote down one commercial relationship that was in foreclosed real estate and repossessed assets by $0.9 million through other non-interest income.

The Company will discontinue its three credit sponsorship programs by the fourth fiscal quarter of 2012.  For the year ended September 30, 2011 and the six months ended March 31, 2012, these relationships provided approximately $1.2 million and $0.6 million, respectively, in net income to the Company.  The Company believes that other sources of revenue from other developing non-sponsorship credit programs will offset income that had been attributable to these relationships.

FINANCIAL CONDITION

At March 31, 2012, the Company’s assets grew by $322.1 million, or 25.3%, to $1.6 billion compared to $1.3 billion at September 30, 2011.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed and investment securities available for sale and, to a lesser extent, in an increase in the Company’s net loans receivable, offset in part by a decrease in cash and cash equivalents.

Total cash and cash equivalents were $236.1 million at March 31, 2012, a decrease of $40.8 million from $276.9 million at September 30, 2011.  The decline primarily was the result of the Company’s investing its excess liquidity in mortgage-backed securities and investment securities.  The Company maintains its cash equivalent investments in interest-bearing overnight deposits with the Federal Home Loan Bank of Des Moines (“FHLB”) and the Federal Reserve Bank of Chicago (“FRB”).  Federal funds sold deposits may be maintained with the FHLB.  At March 31, 2012, the Company did not have any federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $348.8 million, or 56.3%, to $968.0 million at March 31, 2012, as purchases exceeded investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During the six month period ended March 31, 2012, the Company purchased $750.2 million of mortgage-backed securities with estimated future maturities considering anticipated prepayments of five years or less and stated maturities of 30 years or less.  In addition, the Company purchased $61.2 million of investment securities.  During the quarter ended March 31, 2012, the Company executed a strategic sale to enhance capital levels.  The securities sold comprised the entire Bank portfolio of Ginnie Mae securities which had an amortized cost of $307.9 million. The sale resulted in the recognition of an $11.4 million gain ($7.2 million after taxes).  The resulting addition to the Bank’s capital will help to support current and expected future growth.  The Company believes it was an opportune time to realize the high value of Ginnie Mae securities given market conditions relative to Fannie Mae and Freddie Mac mortgage-backed securities.  The Company immediately replaced the sold securities with Fannie Mae securities of similar average lives.

The Bank’s portfolio of net loans receivable increased $7.3 million, or 2.3%, to $321.7 million at March 31, 2012.  This increase primarily relates to an increase of $5.7 million in residential mortgage loans and $3.8 million in MPS consumer loans, offset by a decrease in commercial operating loans of $2.4 million and a decrease in Retail Bank consumer loans of $1.9 million.

Foreclosed real estate and repossessed assets increased to $3.0 million as compared to $2.7 million at September 30, 2011 due to the foreclosure of assets and loan collateral related to previously reported non-performing loans exceeding sales and write offs.  The majority of this increase from September 30, 2011 relates to one commercial relationship totaling $1.7 million which was transferred to foreclosed real estate and repossessed assets at December 31, 2011.  During the quarter ended March 31, 2012, the Company wrote down $0.9 million of this commercial relationship.  This relationship was reported under non-performing loans at September 30, 2011.

Total deposits increased $310.6 million, or 27.2%, to $1.5 billion at March 31, 2012.  The Bank continues to increase its low- and no-cost deposit portfolio.  Deposits attributable to MPS were up $309.8 million, or 33.5%, at March 31, 2012, as compared to September 30, 2011.  This increase results mostly from growth in existing core prepaid card programs.  Offsetting the above increases was a $12.2 million decrease in certificates of deposits primarily related to a decrease in public funds.  The average balance of total deposits was $1.2 billion for the six month period ended March 31, 2012 as compared to $1.0 billion for the same period in the prior fiscal year.

Total borrowings increased $5.5 million, or 18.9%, from $29.4 million at September 30, 2011 to $34.9 million at March 31, 2012, primarily due to the increase of securities sold under agreements to repurchase.

At March 31, 2012, the Company’s stockholders’ equity totaled $87.3 million, up $6.7 million from $80.6 million at September 30, 2011.  The increase was related to net income, offset by a decrease in the accumulated other comprehensive income relating to the Company’s securities available for sale portfolio and by the payment of dividends on the Company’s common stock (see “Results of Operations” below).  At March 31, 2012, the Bank continues to exceed all regulatory requirements for classification as a well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at March 31, 2012 is appropriate and adequately reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	March 31, 2012	September 30, 2011
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family (2)	$76	$127
Commercial & Multi Family (2)	6,288	13,025
Commercial Operating (1) (2)	23	30
Total	6,387	13,182

Accruing Loans Delinquent 90 Days or More
Consumer	55	24
Total	55	24

Total Non-Performing Loans	6,442	13,206

Other Assets

Foreclosed Assets:
1-4 Family	93	451
Commercial & Multi Family	837	181
Agricultural Real Estate	2,020	2,020
Commercial Business	8	19
Total	2,958	2,671

Total Other Assets	2,958	2,671

Total Non-Performing Assets	$9,400	$15,877
Total as a Percentage of Total Assets	0.59%	1.24%

(1)	At March 31, 2012, the Company had $23,000 of TDRs in Commercial Operating.
(2)	At September 30, 2011, the Company had $42,000 of TDRs in 1-4 Family, $3.9 million in Commercial & Multi Family and $30,000 in Commercial Operating.
In addition to the non-performing TDRs in (1) and (2), the Company had an additional $8.6 million $4.8 million of TDRs performing in accordance with their terms at March 31, 2012 and September 30, 2011, respectively.

At March 31, 2012, non-performing loans totaled $6.4 million, representing 2.0% of total loans, compared to $13.2 million, or 4.1% of total loans at September 30, 2011.  The majority of this decrease from September 30, 2011 relates to two commercial loan relationships totaling $6.7 million, one of which was partially charged off with the remaining $1.7 million transferred to foreclosed real estate and repossessed assets at December 31, 2011. During the quarter ended March 31, 2012,  the Company wrote off $0.9 million from this commercial relationship through other non-interest income.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as "substandard", "doubtful" or "loss."  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific reserve is not warranted.

General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” the Bank is required either to establish a specific allowance for loan losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, which may order the establishment of additional general or specific loss allowances.  The discovery of additional information in the future may also affect both the level of classification and the amount of loss allowances.

On the basis of management's review of its loans and other assets, at March 31, 2012, the Company had classified a total of $33.9 million of its assets as substandard, $30,000 as doubtful and none as loss.  This compares to classifications at September 30, 2011 of $42.7 million as substandard, $60,000 as doubtful and none as loss.  At March 31, 2012, $14.9 million out of a total of $33.9 million of substandard assets is attributable to the trust preferred securities as compared to $19.9 million out of a total $42.7 million of substandard assets at September 30, 2011.  See Note 10 to the Notes to Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses. While the Company has no direct exposure to sub-prime mortgage loans, management reiterates and restates its concern that developments in the sub-prime mortgage market may have a direct effect on residential real estate prices and an indirect effect on the economy in general.  In addition, the economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past five years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management concludes that future losses in this portfolio may be somewhat higher than recent historical experience.  On the other hand, current trends in agricultural markets continue to be mostly positive.  Higher commodity prices as well as above average yields created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes the continuing recessionary economic environment may also negatively impact consumers’ repayment capacities.

At March 31, 2012, the Company has established an allowance for loan losses totaling $4.8 million compared to $4.9 million at September 30, 2011. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2012 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the consolidated statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance at both March 31, 2012 and September 30, 2011 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Level 3 Fair Value Measurement. U.S. GAAP requires the Company to measure the fair value of financial instruments under a standard which describes three levels of inputs that may be used to measure fair value. Level 3 measurement includes significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Although management believes that it uses a best estimate of information available to determine fair value, due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

General.  The Company recorded net income of $10.0 million, or $3.10 per diluted share, for the three months ended March 31, 2012 compared to net income of $2.7 million, or 88 cents per diluted share, for the same period in fiscal year 2011.  Net earnings for the three month period ended March 31, 2012 were primarily impacted by a gain on sale of securities of $11.4 million, a reduction in card fee income and the related card processing expense and an increase in income tax expense due to increased profitability.

The Company recorded net income of $13.1 million, or $4.09 per diluted share, for the six months ended March 31, 2012 compared to $3.5 million, or $1.11 per diluted share, for the same period in fiscal year 2011.  Net earnings for the six month period ended March 31, 2012 were primarily impacted by a pre-tax gain on sale of securities of $12.4 million, a reduction in card fee income and the related card processing expense and an increase in income tax expense due to increased profitability.

The change in net income for the current period was affected by many factors within the general categories of net interest income, net interest income after provision for loan losses, total non-interest income, total non-interest expense, and income tax expense. Those factors are discussed in more detail below. In general, net interest income increased from $8.4 million to $9.4 million for the three month period ended March 31, 2012 from the prior year comparable period. Total non-interest income increased from $19.5 million to $26.8 for the three month period ended March 31, 2012 from the prior year comparable period, and total non-interest expense decreased from $23.3 million to $20.2 million during the same time periods.

 Net Interest Income.  Net interest income for the 2012 fiscal second quarter increased by $1.0 million, or 11.8%, to $9.4 million from $8.4 million for the same period in the prior fiscal year.  Net interest margin decreased to 2.72% for the second quarter of fiscal year 2012 as compared to 2.97% for the same period in 2011.  Overall, asset yields declined by 41 basis points due primarily to a change in asset mix to more government guaranteed mortgage-backed securities.  Our government guaranteed mortgage-backed securities comprise 60% of average interest earning assets compared to 48% one year ago.  The Company’s average interest-earning assets for the 2012 second quarter grew by $243.3 million, or 21%, to $1.39 billion, up from $1.15 billion during the same quarter last year.

Overall, rates on all deposits and interest-bearing liabilities decreased by 15 basis points from 0.42% in the 2011 second fiscal quarter to 0.27% in 2012.  At March 31, 2012, low- and no-cost checking deposits represented 91% of total deposits compared to 88% one year earlier.  The growth in deposits was driven by an increase of $406.7 million, or 49%, in deposits generated by MPS at March 31, 2012 as compared to one year earlier.

For the six months ended March 31, 2012, net interest income was $18.1 million compared to $16.7 million for the same period in the prior fiscal year.  Contributing to this increase was a 51 basis point decrease in rates paid on interest-bearing liabilities and an 18% increase in earning assets.  These were partially offset by asset yields that decreased 45 basis points, in part, due to faster prepayment speeds in the Company’s mortgage-backed securities portfolio as compared to the prior fiscal year.

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

Three Months Ended March 31,	2012			2011
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$324,400	$4,492	5.57%	$345,310	$4,909	5.77%
Mortgage-backed securities	837,996	5,198	2.49%	549,802	4,433	3.27%
Other investments and fed funds sold	230,932	609	1.06%	254,879	238	0.38%
Total interest-earning assets	1,393,328	$10,299	2.97%	1,149,991	$9,580	3.38%
Non-interest-earning assets	56,911			51,407
Total assets	$1,450,239			$1,201,398

Non-interest bearing deposits	$1,090,006	$-	0.00%	$877,061	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	34,117	66	0.78%	34,352	106	1.25%
Savings	12,390	10	0.32%	11,073	10	0.37%
Money markets	38,302	32	0.34%	35,053	63	0.73%
Time deposits	104,899	445	1.71%	112,887	574	2.06%
FHLB advances	47,887	203	1.70%	28,021	287	4.15%
Other borrowings	19,661	132	2.70%	16,425	123	3.04%
Total interest-bearing liabilities	257,256	888	1.39%	237,811	1,163	1.98%
Total deposits and interest-bearing liabilities	1,347,262	$888	0.27%	1,114,872	$1,163	0.42%
Other non-interest bearing liabilities	21,348			16,332
Total liabilities	1,368,610			1,131,204
Shareholders' equity	81,629			70,194
Total liabilities and shareholders' equity	$1,450,239			$1,201,398
Net interest income and net interest rate spread including non-interest bearing deposits		$9,411	2.70%		$8,417	2.96%

Net interest margin			2.72%			2.97%

Six Months Ended March 31,	2012			2011
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$322,423	$9,032	5.60%	$352,730	$10,356	5.89%
Mortgage-backed securities	745,259	9,985	2.68%	511,709	8,351	3.27%
Other investments and fed funds sold	198,614	897	0.90%	206,452	493	0.48%
Total interest-earning assets	1,266,296	$19,914	3.15%	1,070,891	$19,200	3.60%
Non-interest-earning assets	60,908			69,078
Total assets	$1,327,204			$1,139,969

Non-interest bearing deposits	$969,314	$-	0.00%	$781,686	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	33,357	145	0.87%	32,896	239	1.46%
Savings	11,961	18	0.30%	10,917	20	0.37%
Money markets	38,211	75	0.39%	34,613	132	0.76%
Time deposits	109,280	968	1.77%	121,865	1,251	2.06%
FHLB advances	45,010	403	1.79%	39,418	610	3.10%
Other borrowings	18,556	256	2.76%	16,851	253	3.01%
Total interest-bearing liabilities	256,375	1,865	1.45%	256,560	2,505	1.96%
Total deposits and interest-bearing liabilities	1,225,689	$1,865	0.30%	1,038,246	$2,505	0.48%
Other non-interest bearing liabilities	20,339			16,503
Total liabilities	1,246,028			1,054,749
Shareholders' equity	81,176			85,220
Total liabilities and shareholders' equity	$1,327,204			$1,139,969
Net interest income and net interest rate spread including non-interest bearing deposits		$18,049	2.85%		$16,695	3.12%

Net interest margin			2.85%			3.13%

Provision for Loan Losses.  The Company recognized virtually the same provision for loan losses in the second quarter of fiscal year 2012 of $0.2 million as it did for the same period in the prior fiscal year. This was the result of the evaluation of the allowance for loan loss as noted in Note 3.

For the six months ended March 31, 2012, the Company recorded a provision of $0.9 million compared to a provision of $0.2 million for the same period in the prior fiscal year due to the aforementioned factors.

Non-Interest Income.  Non-interest income for the quarter ended March 31, 2012 increased by $7.3 million, or 37.6%, to $26.8 million from $19.5 million in the prior fiscal year second quarter.  The Bank recorded a gain on sale of securities in the 2012 fiscal second quarter of $11.4 million compared to $0.6 million in the prior fiscal year second quarter.  Conversely, fees earned on MPS-related programs were $15.7 million for the second quarter of fiscal year 2012, compared to $18.4 million for the same quarter in fiscal year 2011.  MPS fee income declined due mainly to a reduced tax-related prepaid card volume.

For the six months ended March 31, 2012, non-interest income increased by $7.7 million, or 22.1%, to $42.5 million from $34.8 million for the same period in the prior fiscal year.  Fees earned on prepaid debit cards, income tax-related programs and other payment systems products and services were $29.6 million for the six months ended March 31, 2012, compared to $32.5 million for the same period in fiscal year 2011.  In addition, for the six months ended March 31, 2012 and 2011, the Bank sold mortgage-backed securities resulting in a gain on sale of available for sale securities in the amount of $12.4 million and $1.2 million, respectively.

Non-Interest Expense.  Non-interest expense decreased by $3.1 million, or 13.1%, to $20.2 million for the second quarter of fiscal year 2012 from $23.3 million for the same quarter in fiscal year 2011.  Non-interest expense decreased by $5.9 million, or 13.1%, to $39.0 million for the six months ended March 31, 2012 from $44.9 million for the same period in fiscal year 2011.

There was no goodwill impairment expense in the six months ended March 31, 2012.  Goodwill impairment expense was recorded for the six months ended March 31, 2011 of $1.5 million due to the Retail Bank segment’s write off of goodwill related primarily to the decline in stock price of the Company.

Compensation expense decreased $0.1 million to $8.1 million for the three months ended March 31, 2012 as compared to $8.2 million for the same period in fiscal year 2011.  For the six months ended March 31, 2012, compensation expense totaled $15.2 million, compared to $16.0 million for the same period in the prior fiscal year.  Overall staffing is 1% lower than at March 31, 2011.

Legal and consulting expenses increased $0.7 million  to $2.0 million for the three months ended March 31, 2012 as compared to $1.3 million for the same period in fiscal year 2011.  For the six months ended March 31, 2012, legal and consulting expense totaled $3.3 million, compared to $2.8 million for the same period in the prior fiscal year.  These increases are primarily due to the use of outside specialists to assist in addressing matters relating to our regulatory examinations.

Income Tax. Income tax expense for the second quarter of fiscal year 2012 was $5.8 million, or an effective tax rate of 36.8%, compared to income tax expense of $1.7 million, or an effective tax rate of 37.9%, for the same period in the prior fiscal year.  For the six months ended March 31, 2012, the Company recorded an income tax expense in the amount of $7.5 million, or an effective tax rate of 36.6%, compared to $2.9 million, or an effective tax rate of 45.9% for the same period in the prior fiscal year.  The Company’s recorded income tax expense and the effective tax rate for the six months ended March 31, 2011 was impacted by permanent differences between book and taxable income primarily related to the write off of goodwill of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows, prepayments on mortgage-backed securities and early loan repayments are influenced by the level of interest rates, general economic conditions, and competition.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2012, the Company had commitments to originate and purchase loans and unused lines of credit totaling $45.2 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank's actual capital and required capital amounts and ratios at March 31, 2012 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
At March 31, 2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$93,626	5.87%	$23,910	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	93,626	5.87	63,761	4.00		79,702	5.00
Tier 1 (core) capital (to risk-weighted assets)	93,626	15.36	24,378	4.00		36,568	6.00
Total risk-based capital (to risk-weighted assets)	98,388	16.14	48,757	8.00		60,946	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At March 31, 2012, the Bank exceeded all requirements for the well capitalized category.

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

The Company also has wholesale borrowings, predominantly advances from the FHLB and FRB, including both overnight advances and advances that carry fixed terms and fixed rates of interest.  The Company utilizes this portfolio to manage liquidity demands and also, when appropriate, in the ongoing management of interest rate risk.

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

Presented below, at March 31, 2012 and September 30, 2011, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for March 31, 2012 and September 30, 2011 due to the extremely low rate environment.  At both March 31, 2012 and September 30, 2011, the Bank’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors.

March 31, 2012					September 30, 2011
			Estimated Increase					Estimated Increase
		Estimated	in NPV				Estimated	in NPV
Change in		NPV			Change in		NPV
Interest Rates		Amount	Amount	Percent	Interest Rates		Amount	Amount	Percent
			(Dollars in Thousands)					(Dollars in Thousands)
Basis Points					Basis Points
+200	bp	162,406	7,783	5.03%	+200	bp	129,699	32,174	32.99%
+100	bp	166,860	12,237	7.91%	+100	bp	121,361	23,836	24.44%
-		154,623	-	-	-		97,525	-	-

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: May 10, 2012	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date: May 10, 2012	By:	/s/ David W. Leedom
David W. Leedom, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document