Form 10-Q
period 2012-06-30
META FINANCIAL GROUP INC
filed 2012-08-14
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  0-22140

META FINANCIAL GROUP, INC. ®
(Exact name of registrant as specified in its charter)

Delaware	42-1406262
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5501 South Broadband Lane, Sioux Falls, South Dakota 57108
(Address of principal executive offices)

(605) 782-1767
(Registrant's telephone number, including area code)

121 East Fifth Street, Storm Lake, Iowa 50588
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 13, 2012:
Common Stock, $.01 par value	3,846,617 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

Item 1.	Financial Statements (Unaudited)
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	June 30, 2012	September 30, 2011

Cash and cash equivalents	$166,435	$276,893
Investment securities available for sale	152,503	28,330
Mortgage-backed securities available for sale	815,888	590,918
Loans receivable - net of allowance for loan losses of $4,426 at June 30, 2012 and $4,926 at September 30, 2011	332,948	314,410
Federal Home Loan Bank Stock, at cost	2,120	4,737
Accrued interest receivable	5,865	4,133
Insurance receivable	2,689	2,264
Premises, furniture, and equipment, net	18,072	17,168
Bank-owned life insurance	14,710	14,322
Foreclosed real estate and repossessed assets	861	2,671
Intangible assets	2,049	1,315
MPS accounts receivable	6,292	7,677
Other assets	8,250	10,643

Total assets	$1,528,682	$1,275,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,153,027	$945,956
Interest-bearing checking	34,340	31,249
Savings deposits	24,435	11,136
Money market deposits	37,866	36,717
Time certificates of deposit	100,871	116,562
Total deposits	1,350,539	1,141,620
Advances from Federal Home Loan Bank	11,000	11,000
Securities sold under agreements to repurchase	27,314	8,055
Subordinated debentures	10,310	10,310
Accrued interest payable	216	223
Contingent liability	3,031	3,649
Accrued expenses and other liabilities	20,573	20,047
Total liabilities	1,422,983	1,194,904

STOCKHOLDERS’ EQUITY
Preferred stock, 800,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value; 5,200,000 shares authorized at June 30,2012 and September 30, 2011, 4,012,999 and 3,372,999 shares issued and 3,846,617 and 3,146,867 shares outstanding at June 30, 2012and September 30, 2011, respectively	40	34
Additional paid-in capital	45,330	32,471
Retained earnings - substantially restricted	59,610	45,494
Accumulated other comprehensive income (loss)	3,508	6,336
Treasury stock, 166,382 and 226,132 common shares, at cost, at June 30, 2012 and September 30, 2011, respectively	(2,789)	(3,758)
Total stockholders’ equity	105,699	80,577

Total liabilities and stockholders’ equity	$1,528,682	$1,275,481

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

Interest and dividend income:
Loans receivable, including fees	$4,615	$4,538	$13,647	$14,894
Mortgage-backed securities	3,848	5,232	13,833	13,583
Other investments	686	210	1,583	703
	9,149	9,980	29,063	29,180
Interest expense:
Deposits	516	732	1,722	2,374
FHLB advances and other borrowings	341	421	1,000	1,284
	857	1,153	2,722	3,658

Net interest income	8,292	8,827	26,341	25,522

Provision (recovery) for loan losses	150	(161)	1,049	25

Net interest income after provision for loan losses	8,142	8,988	25,292	25,497

Non-interest income:
Card fees	12,232	8,272	41,836	40,738
(Loss) gain on sale of securities available for sale, net	(401)	-	12,030	1,158
Loan fees	358	69	977	355
Deposit fees	154	144	459	488
Bank-owned life insurance income	131	132	389	395
Other income	1,232	91	478	350
Total non-interest income	13,706	8,708	56,169	43,484

Non-interest expense:
Compensation and benefits	8,236	7,158	23,469	23,142
Card processing expense	3,672	5,898	13,970	19,241
Occupancy and equipment expense	2,083	2,166	6,269	6,376
Legal and consulting expense	861	974	4,146	3,724
Goodwill impairment	-	-	-	1,508
Marketing	317	251	809	923
Data processing expense	294	272	847	818
Other expense	2,608	2,593	7,565	8,449
Total non-interest expense	18,071	19,312	57,075	64,181

Income (loss) before income tax expense (benefit)	3,777	(1,616)	24,386	4,800

Income tax expense (benefit)	1,390	(596)	8,938	2,352

Net income (loss)	$2,387	$(1,020)	$15,448	$2,448

Earnings (loss) per common share:
Basic	$0.67	$(0.33)	$4.66	$0.79
Diluted	$0.66	$(0.33)	$4.64	$0.79

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

Net income (loss)	$2,387	$(1,020)	$15,448	$2,448

Other comprehensive loss:
Change in net unrealized gains on securities available for sale	5,440	10,579	7,449	8,619
Losses (gains) realized in net income	401	-	(12,030)	(1,158)
	5,841	10,579	(4,581)	7,461
Deferred income tax effect	2,234	4,039	(1,753)	2,847
Total other comprehensive income (loss)	3,607	6,540	(2,828)	4,614
Total comprehensive income	$5,994	$5,520	$12,620	$7,062

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended June 30, 2012 and 2011
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Cash dividends declared on common stock ($.39 per share)	-	-	(1,216)	-	-	(1,216)

Issuance of 5,950 common shares from treasury stock due to issuance of restricted stock	-	(10)	-	-	123	113

Stock compensation	-	61	-	-	-	61

Change in net unrealized gains (losses) on securities available for sale	-	-	-	4,614	-	4,614

Net income	-	-	2,448	-	-	2,448

Balance, June 30, 2011	$34	$32,432	$43,707	$6,213	$(4,322)	$78,064

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Cash dividends declared on common stock ($.39 per share)	-	-	(1,332)	-	-	(1,332)

Issuance of 640,000 common shares from the sales of equity securities	6	12,782	-	-	-	12,788

Issuance of 59,750 common shares from treasury stock due to issuance of restricted stock	-	50	-	-	969	1,019

Stock compensation	-	27	-	-	-	27

Change in net unrealized gains (losses) on securities available for sale	-	-	-	(2,828)	-	(2,828)

Net income	-	-	15,448	-	-	15,448

Balance, June 30, 2012	$40	$45,330	$59,610	$3,508	$(2,789)	$105,699

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$15,448	$2,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	13,876	7,427
Disbursement of non-real estate consumer loans originated for sale	(617,928)	(693,486)
Proceeds from sale of non-real estate consumer loans	617,806	691,197
Disbursement of 1-4 family residential mortgage loans originated for sale	-	(2,074)
Proceeds from sale of 1-4 family residential mortgage loans	368	3,515
Loss (gain) on sale of loans	7	(175)
Provision for loan losses	1,049	25
Gain on sale of other assets	(166)	-
Gain on sale of securities available for sale, net	(12,030)	(1,158)
Net change in accrued interest receivable	(1,732)	529
Goodwill impairment	-	1,508
Net change in other assets	2,332	(983)
Net change in accrued interest payable	(7)	(145)
Net change in accrued expenses and other liabilities	(92)	7,926
Net cash provided by operating activities	18,931	16,554

Cash flow from investing activities:
Purchase of securities available for sale	(898,546)	(259,896)
Proceeds from sales of securities available for sale	386,859	46,238
Proceeds from maturities and principal repayments of securities available for sale	158,738	95,460
Loans purchased	(6,320)	(1,039)
Net change in loans receivable	(16,560)	53,904
Proceeds from sales of foreclosed real estate	4,919	832
Federal Home Loan Bank stock purchases	(58,331)	-
Federal Home Loan Bank stock redemptions	60,948	(121)
Proceeds from the sale of premises and equipment	24	-
Purchase of premises and equipment	(3,554)	(1,249)
Other, net	1,754	(2,847)
Net cash used in investing activities	(370,069)	(68,718)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	224,610	59,953
Net change in time deposits	(15,691)	(28,818)
Net change in advances from Federal Home Loan Bank	-	(1,000)
Net change in securities sold under agreements to repurchase	19,259	778
Cash dividends paid	(1,332)	(1,216)
Proceeds from issuance of common shares, net of issuance costs	12,788	-
Stock compensation	27	61
Proceeds from exercise of stock options	1,019	113
Net cash provided by financing activities	240,680	29,871

Net change in cash and cash equivalents	(110,458)	(22,293)

Cash and cash equivalents at beginning of period	276,893	87,503
Cash and cash equivalents at end of period	$166,435	$65,210

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,729	$3,803
Income taxes	5,624	3,078

Supplemental schedule of non-cash investing activities:
Loans transferred to foreclosed real estate	$3,040	$2,025

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2012, are not necessarily indicative of the results expected for the year ending September 30, 2012.

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

Loan receivables at June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012	September 30, 2011
	(Dollars in Thousands)

One to four family residential mortgage loans	$43,973	$33,753
One to four family residential mortgage loans held for sale	-	375
Commercial and multi-family real estate loans	191,415	194,414
Agricultural real estate loans	20,572	20,320
Consumer loans	39,059	32,418
Consumer loans held for sale	2,306	1,980
Commercial operating loans	15,023	14,955
Agricultural operating loans	25,132	21,200
Total Loans Receivable	337,480	319,415

Less:
Allowance for loan losses	(4,426)	(4,926)
Net deferred loan origination fees	(106)	(79)
Total Loans Receivable, Net	$332,948	$314,410

Activity in the allowance for loan losses for the three and nine month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2012	2011	2012	2011

Beginning balance	$4,762	$4,741	$4,926	$5,234
Provision (recovery) for loan losses	150	(161)	1,049	25
Loan charge offs	(506)	(73)	(1,577)	(901)
Recoveries	20	375	28	524
Ending balance	$4,426	$4,882	$4,426	$4,882

Allowance for loan losses and loans receivable for the three and nine month periods ended June 30, 2012 and 2011 is as follows:

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended June 30, 2012

Allowance for loan losses:
Beginning balance	$147	$3,975	$-	$27	$37	$-	$576	$4,762
Provision (recovery) for loan losses	17	182	-	(12)	(1)	-	(36)	150
Loan charge offs	-	(502)	-	(4)	-	-	-	(506)
Recoveries	-	20	-	-	-	-	-	20
Ending balance	$164	$3,675	$-	$11	$36	$-	$540	$4,426

Nine Months Ended June 30, 2012

Allowance for loan losses:
Beginning balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926
Provision (recovery) for loan losses	1	1,322	-	(3)	(3)	(67)	(201)	1,049
Loan charge offs	(3)	(1,568)	-	(6)	-	-	-	(1,577)
Recoveries	1	20	-	4	3	-	-	28
Ending balance	$164	$3,675	$-	$11	$36	$-	$540	$4,426

Ending balance: individually evaluated for impairment	$4	$1,157	$-	$-	$2	$-	$-	$1,163
Ending balance: collectively evaluated for impairment	$160	$2,518	$-	$11	$34	$-	$540	$3,263

Loans:
Ending balance: individually evaluated for impairment	$78	$10,830	$-	$1	$78	$-	$-	$10,987
Ending balance: collectively evaluated for impairment	$43,895	$180,585	$20,572	$39,058	$14,945	$25,132	$-	$324,187

	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended June 30, 2011

Allowance for loan losses:
Beginning balance	$82	$3,448	$38	$48	$92	$68	$965	$4,741
Provision (recovery) for loan losses	85	96	(38)	(297)	31	(3)	(35)	(161)
Loan charge offs	(37)	-	-	(7)	(29)	-	-	(73)
Recoveries	4	102	-	269	-	-	-	375
Ending balance	$134	$3,646	$-	$13	$94	$65	$930	$4,882

Nine Months Ended June 30, 2011

Allowance for loan losses:
Beginning balance	$50	$3,053	$111	$738	$131	$125	$1,026	$5,234
Provision (recovery) for loan losses	159	506	(111)	(379)	6	(60)	(96)	25
Loan charge offs	(79)	(15)	-	(764)	(43)	-	-	(901)
Recoveries	4	102	-	418	-	-	-	524
Ending balance	$134	$3,646	$-	$13	$94	$65	$930	$4,882

Ending balance: individually evaluated for impairment	$26	$1,665	$-	$-	$3	$-	$-	$1,694
Ending balance: collectively evaluated for impairment	$108	$1,981	$-	$13	$91	$65	$930	$3,188

Loans:
Ending balance: individually evaluated for impairment	$219	$17,480	$19	$-	$64	$-	$-	$17,782
Ending balance: collectively evaluated for impairment	$34,420	$178,226	$16,093	$36,594	$15,734	$18,361	$-	$299,428

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

The asset classification of loans at June 30, 2012 and September 30, 2011, which excludes loans held for sale, are as follows:

June 30, 2012
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$43,512	$166,263	$20,572	$38,832	$14,405	$25,132	$308,716
Watch	356	12,642	-	95	360	-	13,453
Special Mention	-	700	-	51	238	-	989
Substandard	105	11,810	-	51	20	-	11,986
Doubtful	-	-	-	30	-	-	30
	$43,973	$191,415	$20,572	$39,059	$15,023	$25,132	$335,174

September 30, 2011
	1-4 Family Residential	Commercial and Multi Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$33,830	$161,109	$20,320	$31,967	$13,737	$14,500	$275,463
Watch	281	10,446	-	318	913	6,700	18,658
Special Mention	17	3,006	-	38	53	-	3,114
Substandard	-	19,827	-	60	252	-	20,139
Doubtful	-	26	-	35	-	-	61
	$34,128	$194,414	$20,320	$32,418	$14,955	$21,200	$317,435

One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  The Company offers fixed rate and ARM loans for both permanent structures and those under construction.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

The Company currently offers one, three, five, seven and ten year adjustable rate mortgage (ARM) loans.  These loans have a fixed rate for the stated period and, thereafter, such loans adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.  Current market conditions make ARM loans less attractive to customers and very few are currently being originated.

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

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of 10 to 20 years.  Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury security or prime rate.  Fixed-rate agricultural real estate loans generally have terms up to five years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.

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

Management believes that various levels of drought weather conditions within our markets has the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets in fiscal 2012.

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

The Company will discontinue four of its credit sponsorship lending programs by the fourth fiscal quarter of 2012.  For the year ended September 30, 2011 and the nine months ended June 30, 2012, these relationships provided approximately $3.4 million and $2.6 million, respectively, in total revenue (interest income plus non-interest income) to the Company.  The Company believes that other sources of revenue from other developing non-sponsorship credit programs will eventually offset income that had been attributable to these relationships.

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

Past due loans at June 30, 2012 and September 30, 2011 are as follows:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$484	$257	$-	$741	$43,170	$62	$43,973
Commercial Real Estate and Multi Family	-	-	-	-	186,651	4,764	191,415
Agricultural Real Estate	-	-	-	-	20,572	-	20,572
Consumer	20	59	64	143	38,916	-	39,059
Commercial Operating	360	-	-	360	14,643	20	15,023
Agricultural Operating	-	-	-	-	25,132	-	25,132
Total	$864	$316	$64	$1,244	$329,084	$4,846	$335,174

September 30, 2011

Residential 1-4 Family	$51	$30	$-	$81	$33,920	$127	$34,128
Commercial Real Estate and Multi Family	2,460	-	-	2,460	178,929	13,025	194,414
Agricultural Real Estate	-	-	-	-	20,320	-	20,320
Consumer	26	14	24	64	32,354	-	32,418
Commercial Operating	-	-	-	-	14,925	30	14,955
Agricultural Operating	-	-	-	-	21,200	-	21,200
Total	$2,537	$44	$24	$2,605	$301,648	$13,182	$317,435

Impaired loans at June 30, 2012 and September 30, 2011 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
June 30, 2012

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-
Commercial Real Estate and Multi Family	-	-	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$78	$119	$4
Commercial Real Estate and Multi Family	10,830	14,281	1,157
Agricultural Real Estate	-	-	-
Consumer	1	1	-
Commercial Operating	78	121	2
Agricultural Operating	-	-	-
Total	$10,987	$14,522	$1,163

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2011

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-
Commercial Real Estate and Multi Family	-	-	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$127	$172	$1
Commercial Real Estate and Multi Family	13,025	18,427	1,845
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	30	45	3
Agricultural Operating	-	-	-
Total	$13,182	$18,644	$1,849

The following table provides the average recorded investment in impaired loans for the three and nine month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment

Residential 1-4 Family	$77	$245	$116	$173
Commercial Real Estate and Multi Family	12,129	13,691	14,609	9,760
Agricultural Real Estate	-	1,366	-	1,730
Consumer	1	-	5	6
Commercial Operating	80	84	79	111
Agricultural Operating	-	-	-	5
Total	$12,287	$15,386	$14,809	$11,785

The Company’s troubled debt restructurings (“TDR”), which involved forgiving a portion of interest or principal of existing loans or making loans at a rate materially less than current market rates, are included in the below table. Loans modified in a TDR during the three and nine month periods ended June 30, 2012 and 2011 are as follows:

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	1	$16	$16	2	$286	$286
Commercial Real Estate and Multi Family	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Consumer	1	1	1	-	-	-
Commercial Operating	-	-	-	1	7	7
Agricultural Operating	-	-	-	-	-	-
Total	2	$17	$17	3	$293	$293

	For the Nine Months Ended June 30, 2012			For the Nine Months Ended June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	1	$16	$16	2	$286	$286
Commercial Real Estate and Multi Family	-	-	-	3	3,531	3,531
Agricultural Real Estate	-	-	-	-	-	-
Consumer	1	1	1	-	-	-
Commercial Operating	-	-	-	2	39	39
Agricultural Operating	-	-	-	-	-	-
Total	2	$17	$17	7	$3,856	$3,856

The following table provides information on TDR loans for which there was a payment default during the three and nine month periods ended June 30, 2012 and 2011, that had been modified during the 12-month period prior to the default:

During the Three Months Ended
	June 30, 2012		June 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	1	$42
Commercial Real Estate and Multi Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	1	$42

During the Nine Months Ended
	June 30, 2012		June 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	1	$42
Commercial Real Estate and Multi Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	1	$42

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

At June 30, 2012, the Company’s allowance for loan losses was $4.4 million, a decrease of $0.5 million from $4.9 million at September 30, 2011.  During the three months ended June 30, 2012, the Company recorded a provision for loan losses of $0.2 million.

During the three and nine months ended June 30, 2012, the Company recorded a provision for its Retail Bank division in the amount of $0.2 million and $1.1 million, respectively, due to increases in the general reserves caused by increases in the historical loss rates for commercial real estate and multi-family loans.

The Company’s total net charge-offs for the three and nine months ended June 30, 2012 were $0.5 million and $1.5 million, respectively.

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

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2012 and 2011 is presented below.

Three Months Ended June 30,	2012	2011
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income (Loss)	$2,387	$(1,020)

Basic EPS
Weighted average common shares outstanding	3,565,159	3,117,363
Less weighted average unallocated ESOP and nonvested shares	-	(1,667)
Weighted average common shares outstanding	3,565,159	3,115,696

Earnings (Loss) Per Common Share
Basic	$0.67	$(0.33)

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,565,159	3,115,696
Add dilutive effect of assumed exercises of stock options, net of tax benefits	24,942	617
Weighted average common and dilutive potential common shares outstanding	3,590,101	3,116,313

Earnings (Loss) Per Common Share
Diluted	$0.66	$(0.33)

Nine Months Ended June 30,	2012	2011
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$15,448	$2,448

Basic EPS
Weighted average common shares outstanding	3,313,636	3,114,954
Less weighted average unallocated ESOP and nonvested shares	-	(1,667)
Weighted average common shares outstanding	3,313,636	3,113,287

Earnings Per Common Share
Basic	$4.66	$0.79

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,313,636	3,113,287
Add dilutive effect of assumed exercises of stock options, net of tax benefits	14,720	-
Weighted average common and dilutive potential common shares outstanding	3,328,356	3,113,287

Earnings Per Common Share
Diluted	$4.64	$0.79

Stock options totaling 267,602 and 329,561 were not considered in computing diluted EPS for the three and nine months ended June 30, 2012, respectively, because they were not dilutive.  Stock options totaling 451,640 and 406,776 were not considered in computing diluted EPS for the three and nine months ended June 30, 2011, respectively, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities at June 30, 2012 and September 30, 2011 are presented below.

		Gross	Gross
June 30, 2012	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$77,193	$756	$(3,477)	$74,472
Asset backed securities	21,319	-	(234)	21,085
Agency securities	39,401	-	(66)	39,335
Obligations of states and political subdivisions	17,119	507	(15)	17,611
Mortgage-backed securities	807,678	8,819	(609)	815,888
Total debt securities	$962,710	$10,082	$(4,401)	$968,391

		Gross	Gross
September 30, 2011	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$30,582	$-	$(8,470)	$22,112
Obligations of states and political subdivisions	5,937	281	-	6,218
Mortgage-backed securities	572,467	18,591	(140)	590,918
Total debt securities	$608,986	$18,872	$(8,610)	$619,248

Included in securities available for sale are trust preferred securities (“TPS”) as follows:

At June 30, 2012
			Unrealized	S&P	Moody
Issuer(1)	Book Value	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,983	$3,811	$(1,172)	BBB-	Baa3
Huntington Capital Trust II SE	4,973	3,810	(1,163)	BB+	Baa3
PNC Capital Trust	4,956	4,002	(954)	BBB	Baa2
Total	$14,912	$11,623	$(3,289)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination with respect to such securities.

MetaBank accepted a redemption offer on two corporate TPS available for sale during the quarter ended June 30, 2012.  This resulted in a $10.0 million reduction of substandard assets and the recording of a pre-tax loss of $1.4 million, but increased book value by $1.5 million pre-tax at June 30, 2012 as the redemption price was higher than the market price reflected in equity.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2012 and September 30, 2011, are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$14,645	$(188)	$11,623	$(3,289)	$26,268	$(3,477)
Asset backed securities	21,085	(234)	-	-	21,085	(234)
Agency securities	39,335	(66)	-	-	39,335	(66)
Obligations of states and political subdivisions	1,644	(15)	-	-	1,644	(15)
Mortgage-backed securities	94,839	(609)	-	-	94,839	(609)
Total debt securities	$171,548	$(1,112)	$11,623	$(3,289)	$183,171	$(4,401)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$5,713	$(42)	$16,399	$(8,428)	$22,112	$(8,470)
Obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	23,886	(140)	-	-	23,886	(140)
Total debt securities	$29,599	$(182)	$16,399	$(8,428)	$45,998	$(8,610)

Management has implemented a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security and projecting cash flows. Other factors, but not necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the individual securities; the financial condition of issuer; and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

Management also determines if it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost basis which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized in earnings.

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

At June 30, 2012, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates and other market factors, not in estimated cash flows, no other-than-temporary impairment was recorded at June 30, 2012.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

At both June 30, 2012 and September 30, 2011, the Company had outstanding commitments to originate and purchase loans and unused lines of credit totaling $48.0 million.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At June 30, 2012, the Company had two commitments to purchase securities available for sale totaling $0.5 million.

Legal Proceedings

In re Meta Financial Group, Inc., Securities Litigation; Case No. C10-4108MWB. Two former stockholders filed separate purported class action lawsuits against the Company and certain of its officers alleging violations of certain federal securities laws. The cases were filed on October 22, 2010 and November 5, 2010 in the United States District Court for the Northern District of Iowa purportedly on behalf of those who purchased the Company's stock between May 14, 2009 and October 15, 2010. On January 12, 2011, Judge Mark W. Bennett appointed The Eden Partnership lead plaintiff and on March 14, 2011 Eden Partnership filed its amended complaint. The amended complaint alleges that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made between May 14, 2009 and October 15, 2010 by the Company and its officers. Defendants moved to dismiss the amended complaint in its entirety but on July 18, 2011, the court denied the motion and ordered that discovery proceed. The parties conducted a mediation on December 5, 2011 and reached a tentative settlement of the matter. On March 8, 2012, the court preliminarily approved the terms of the settlement, directed that notice of the settlement be provided to all prospective class members and set the case for a final fairness hearing on June 29, 2012.  At the June 29 hearing, the court entered an order approving the settlement, and the case was dismissed with prejudice.  The Company did not incur losses in addition to the amounts that it had previously expensed.

Brown v. Haahr, et al., CL 123931.  On December 9, 2011, a stockholder derivative complaint was filed in the Iowa District Court for Polk County against certain officers and directors of the Company. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between May, 2009 and October, 2010, which plaintiff claims were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company.  The individual defendants intend to vigorously defend the suit.  The parties have reached a settlement subject to court approval.  The Company expects to incur an expense of $0.1 million in addition to amounts previously expensed.

James L. Frey, individually and on behalf of all others similarly situated v. Legacy Stonebriar Hotel, Ltd. Dba Westin Stonebriar Hotel and Meta Financial Group, Inc., Case No. 4:11-cv-122 and James Buechler v. Meta Financial Group, Inc., MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 1:12-cv-01568-WMN, filed in the United States District Court for the District of Maryland; and Douglas Johnson on behalf of himself and all others similarly situated, v. Smarte Cash International, Inc., and Meta Financial Group, Inc. a/k/a MetaBank, Case No. 12-cv-00923-DWF-FLN; and Douglas Johnson on behalf of himself and all others similarly situated, v. Fairmont Hotels & Resorts (U.S.), Inc. and Meta Financial Group, Inc., a/k/a MetaBank, Case No. 1:12-cv-11338.  In addition to the previously disclosed ATM lawsuits, there were four additional lawsuits filed concerning ATMs sponsored by the Bank, each involving claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act.  The cases were filed in the United States District Court for the Eastern District of Texas, Sherman Division and filed in the United States District Court for the District of Massachusetts.  The Company denies liability in these matters, and will contest these lawsuits with the ATM operators, which are each obligated to indemnify the Company for losses, costs and expenses in these matters.  An estimate of a range of possible loss cannot be made at this stage of the litigation because the extent of the Company’s indemnification by the ATM operators is unknown.

Richard J. Strauss, M.D., on behalf of himself and all others similarly situated, v. MetaBank, Index No. 3481/12.  A class action complaint has been filed in the Supreme Court of the State of New York, County of Nassau.  The complaint alleges that the plaintiff was the holder of two gift cards issued by the Bank.  The complaint further alleges that after the expiration date on the cards, plaintiff’s attempts to obtain replacement cards were unsuccessful due to the Bank’s refusal to issue replacement cards.  The Complaint contains several causes of action including breach of contract and violation of New York state law.  The Company denies liability in these matters and intends to vigorously defend the suit.  An estimate of a range of possible loss cannot be made at this early stage of the litigation.

Patrick Finn and Light House Management Group, Inc. as Receiver for First United Funding, LLC and Corey N. Johnston v. MetaBank et al., Case No. 5:11-cv-04041.  On May 4, 2011, Patrick Finn and Light House Management Group, Inc. as Receivers for First United Funding, LLC and Corey N. Johnston (“Receivers”) filed a complaint, against the Bank in the United States District Court for the Northern District of Iowa requesting judgment avoiding approximately $1.5 million of transfers that allegedly resulted in a profit to the Bank arising from the Bank’s participation in loans originated by First United Funding, LLC.  Similar complaints have been filed by the Receivers against other lenders who purchased participation interests in the same or similar loans originated by First United Funding, LLC.  The complaint states that First United Funding, LLC and Corey N. Johnston were involved in a criminal enterprise to defraud creditors.  Under a variety of theories, Receivers claim that loan repayments to the Bank constitute fraudulent transfers and the Bank was unjustly enriched to the detriment of these creditors.  The Bank intends to vigorously defend the case.  An estimate of a range of reasonably possible loss is approximately $0 to $1.5 million as of the filing date of this Form 10-Q.

Indemnification Recovery Litigation.  The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor's computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the program manager, and has received an arbitration award against the processor.  That arbitration has been entered as a judgment in the State of South Dakota, which judgment has been transferred to the State of Florida for garnishment proceedings against the processor and its insurer.  The Company’s estimate of a range of reasonably possible loss is approximately $0 to $0.5 million as of the filing date of this Form 10-Q.

Springbok Services, Inc. Client Claim.  Certain corporate clients of an unrelated company named Springbok Services, Inc. (“Springbok”) requested through counsel a mediation as a means of reaching a settlement in lieu of commencing litigation against the Bank.  The results of that mediation have not led to a settlement.  These claimants purchased the Bank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy.  As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards which had been purchased were never activated or funded.  Counsel for the corporate clients of Springbok have indicated that they are prepared to assert claims totaling approximately $1.5 million against the Bank based on principal/agency or failure to supervise theories.  The Company denies liability with respect to these claims.  The Company’s estimate of a range of reasonably possible loss is approximately $0 to $0.3 million.

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

A summary of option activity for the nine months ended June 30, 2012 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2011	485,352	$23.28	5.90	$463
Granted	-	-
Exercised	(12,918)	15.40
Forfeited or expired	(72,859)	24.15
Options outstanding, June 30, 2012	399,575	$23.38	5.24	$464

Options exercisable, June 30, 2012	382,700	$23.38	5.25	$432

The Company had no outstanding nonvested shares at June 30, 2012 or September 30, 2011.  In addition, there was no grant activity for the nine months ended June 30, 2012.

At June 30, 2012, stock based compensation expense not yet recognized in income totaled $27,000 which is expected to be recognized over a weighted average remaining period of 0.82 years.

NOTE 8.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Retail Banking, a division of the Bank, operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The second reportable segment, MPS, a division of the Bank, provides products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of the Company and inter-segment eliminations.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

The following tables present segment data for the Company for the three and nine months ended June 30, 2012 and 2011, respectively.

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended June 30, 2012
Interest income	$5,981	$3,168	$-	$9,149
Interest expense	670	64	123	857
Net interest income (expense)	5,311	3,104	(123)	8,292
Provision (recovery) for loan losses	150	-	-	150
Non-interest income	1,526	12,172	8	13,706
Non-interest expense	4,878	13,208	(15)	18,071
Income (loss) before tax	1,809	2,068	(100)	3,777
Income tax expense (benefit)	642	792	(44)	1,390
Net income (loss)	$1,167	$1,276	$(56)	$2,387

Inter-segment revenue (expense)	$2,846	$(2,846)	$-	$-
Total assets	321,727	1,205,016	1,939	1,528,682
Total deposits	212,713	1,139,229	(1,403)	1,350,539

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended June 30, 2011
Interest income	$7,157	$2,823	$-	$9,980
Interest expense	1,005	33	115	1,153
Net interest income (expense)	6,152	2,790	(115)	8,827
Provision (recovery) for loan losses	100	(261)	-	(161)
Non-interest income	497	8,199	12	8,708
Non-interest expense	4,941	14,312	59	19,312
Income (loss) before tax	1,608	(3,062)	(162)	(1,616)
Income tax expense (benefit)	605	(1,135)	(66)	(596)
Net income (loss)	$1,003	$(1,927)	$(96)	$(1,020)

Inter-segment revenue (expense)	$2,332	$(2,332)	$-	$-
Total assets	317,464	755,058	1,958	1,074,480
Total deposits	217,977	710,927	(315)	928,589

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2012
Interest income	$19,629	$9,434	$-	$29,063
Interest expense	2,218	145	359	2,722
Net interest income (expense)	17,411	9,289	(359)	26,341
Provision (recovery) for loan losses	1,050	(1)	-	1,049
Non-interest income	14,477	41,667	25	56,169
Non-interest expense	15,031	41,911	133	57,075
Income (loss) before tax	15,807	9,046	(467)	24,386
Income tax expense (benefit)	5,798	3,330	(190)	8,938
Net income (loss)	$10,009	$5,716	$(277)	$15,448

Inter-segment revenue (expense)	$8,835	$(8,835)	$-	$-
Total assets	321,727	1,205,016	1,939	1,528,682
Total deposits	212,713	1,139,229	(1,403)	1,350,539

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2011
Interest income	$20,321	$8,853	$6	$29,180
Interest expense	3,186	120	352	3,658
Net interest income (expense)	17,135	8,733	(346)	25,522
Provision (recovery) for loan losses	400	(375)	-	25
Non-interest income	2,906	40,543	35	43,484
Non-interest expense	17,159	46,672	350	64,181
Income (loss) before tax	2,482	2,979	(661)	4,800
Income tax expense (benefit)	1,460	1,150	(258)	2,352
Net income (loss)	$1,022	$1,829	$(403)	$2,448

Inter-segment revenue (expense)	$7,220	$(7,220)	$-	$-
Total assets	317,464	755,058	1,958	1,074,480
Total deposits	217,977	710,927	(315)	928,589

The following tables present gross profit data for MPS for the three and nine months ended June 30, 2012 and 2011.

Three Months Ended June 30,	2012	2011

Interest income	$3,168	$2,823
Interest expense	64	33
Net interest income	3,104	2,790
Provision (recovery) for loan losses	-	(261)
Non-interest income	12,172	8,199
Card processing expense	3,665	5,878
Gross Profit	11,611	5,372

Other non-interest expense	9,543	8,434

Income (loss) before tax	2,068	(3,062)
Income tax expense (benefit)	792	(1,135)
Net Income (Loss)	$1,276	$(1,927)

Nine Months Ended June 30,	2012	2011

Interest income	$9,434	$8,853
Interest expense	145	120
Net interest income	9,289	8,733
Provision (recovery) for loan losses	(1)	(375)
Non-interest income	41,667	40,543
Card processing expense	13,928	19,222
Gross Profit	37,029	30,429

Other non-interest expense	27,983	27,450

Income (loss) before tax	9,046	2,979
Income tax expense (benefit)	3,330	1,150
Net Income (Loss)	$5,716	$1,829

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

 Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements
This ASU applies to all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity (repo arrangements). It focuses the transferor’s assessment of effective control of its contractual rights and obligations by removing the requirement to assess its ability to exercise those rights or honor those obligations. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. It is effective prospectively for transactions or modifications of existing transactions that occur on or after the effective date. The Company adopted this ASU in the second quarter of fiscal year 2012 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

A public entity is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.  The Company adopted this ASU in the second quarter of fiscal year 2012 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
In June 2011, FASB issued ASU 2011-05 Comprehensive Income, which provides an entity with the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU 2011-12 temporarily defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  The guidance in ASU 2011-05, as amended by ASU 2011-12, is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2011 and early adoption is permitted.  The Company anticipates adopting this update in the first quarter of fiscal 2013 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at June 30, 2012 or September 30, 2011.  Level 2 securities include agency mortgage-backed securities, asset-backed securities, callable agency securities, municipal bonds and corporate debt securities.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at June 30, 2012 and September 30, 2011.

	Fair Value at June 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$74,472	$-	$74,472	$-
Asset backed securities	21,085	-	21,085	-
Agency securities	39,335	-	39,335	-
Obligations of states and political subdivisions	17,611	-	17,611	-
Mortgage-backed securities	815,888	-	815,888	-
Securities available for sale	$968,391	$-	$968,391	$-

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$22,112	$-	$22,112	$-
Obligations of states and political subdivisions	6,218	-	6,218	-
Mortgage-backed securities	590,918	-	590,918	-
Securities available for sale	$619,248	$-	$619,248	$-

The Company’s management reviews the status and potential impairment of all securities in a loss position on a monthly basis.  In its review, management considers duration of unrealized losses and reviews credit rating changes.  Other factors, but not necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the individual securities, the financial condition of the issuer, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount represents the lower of the new cost basis or the fair value less selling costs.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis at June 30, 2012 and September 30, 2011.

	Fair Value at June 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$74	$-	$-	$74
Commercial and multi-family real estate loans	9,673	-	-	9,673
Consumer loans	1	-	-	1
Commercial operating loans	76	-	-	76
Total Impaired Loans	9,824	-	-	9,824
Foreclosed Assets, net	861	-	-	861
Total	$10,685	$-	$-	$10,685

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net	$11,333	$-	$-	$11,333
Foreclosed Assets, net	2,671	-	-	2,671
Total	$14,004	$-	$-	$14,004

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at 6/30/12	Valuation Technique	Unobservable Input

Impaired Loans, net	$9,824	Market approach	Appraised values (1)
Foreclosed Assets, net	861	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at June 30, 2012 and September 30, 2011, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2012 and September 30, 2011.  The information presented is subject to change over time based on a variety of factors.

	June 30, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$166,435	$166,435	$166,435	$-	$-
Securities available for sale	968,391	968,391	-	968,391	-
Loans receivable, net:
One to four family residential mortgage loans	43,973	45,734	-	-	45,734
Commercial and multi-family real estate loans	191,415	192,295	-	-	192,295
Agricultural real estate loans	20,572	21,830	-	-	21,830
Consumer loans	39,059	39,524	-	-	39,524
Consumer loans held for sale	2,306	2,306	-	2,306	-
Commercial operating loans	15,023	14,982	-	-	14,982
Agricultural operating loans	25,132	26,076	-	-	26,076
Total loans receivable, net	337,480	342,747	-	2,306	340,441

FHLB stock	2,120	2,120	-	2,120	-
Accrued interest receivable	5,865	5,865	5,865	-	-

Financial liabilities
Noninterest bearing demand deposits	1,153,027	1,153,027	1,153,027	-	-
Interest bearing demand deposits, savings, and money markets	96,641	96,641	96,641	-	-
Certificates of deposit	100,871	101,883	-	101,883	-
Total deposits	1,350,539	1,351,551	1,249,668	101,883	-

Advances from FHLB	11,000	14,184	-	14,184	-
Securities sold under agreements to repurchase	27,314	27,314	-	27,314	-
Subordinated debentures	10,310	10,321	-	10,321	-
Accrued interest payable	216	216	216	-	-

Off-balance-sheet instruments, loan commitments	-	-	-	-	-

	September 30, 2011
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$276,893	$276,893
Securities available for sale	619,248	619,248
Loans receivable, net:	314,410	316,152
FHLB stock	4,737	4,737
Accrued interest receivable	4,133	4,133

Financial liabilities
Noninterest bearing demand deposits	945,956	945,956
Interest bearing demand deposits, savings, and money markets	79,102	79,102
Certificates of deposit	116,562	118,288
Total deposits	1,141,620	1,143,346

Advances from FHLB	11,000	14,128
Securities sold under agreements to repurchase	8,055	8,055
Subordinated debentures	10,310	10,325
Accrued interest payable	223	223

Off-balance-sheet instruments, loan commitments	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2012 and September 30, 2011.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using an entrance price concept.  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at June 30, 2012 and September 30, 2011.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality.

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

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates at June 30, 2012 and September 30, 2011 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED
DEBENTURES
The carrying amount of securities sold under agreements to repurchase is assumed to approximate fair value.  The fair value of subordinated debentures was estimated by discounting the expected future cash flows using derived interest rates approximating market as of June 30, 2012 and September 30, 2011 over the contractual maturity of such borrowings.

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

NOTE 11.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2012 and 2011 are as follows:

	Retail	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2011	$-	$1,315	$-	$1,315

Acquisitions during the period	-	733	27	760

Amortization during the period	-	(11)	(11)	(22)

Write-offs during the period	-	(4)	-	(4)

Balance as of June 30, 2012	$-	$2,033	$16	$2,049

	Retail	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2010	$1,508	$1,078	$77	$2,663

Acquisitions during the period	-	330	-	330

Amortization during the period	-	-	(77)	(77)

Write-offs during the period	(1,508)	-	-	(1,508)

Balance as of June 30, 2011	$-	$1,408	$-	$1,408

The Company has eleven patents which are amortizing at June 30, 2012.

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

As previously disclosed in our Annual Report on Form 10-K, on July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (the “Consent Orders”) issued by the Office of Thrift Supervision (the “OTS”).  Since the issuance of the supervisory directives and the Consent Orders, the Company and the Bank have been continuing to cooperate with the OTS, and, as of July 21, 2011, its successors, the Federal Reserve and the OCC, to correct those aspects of its operations that were addressed in the Consent Orders.  Management of the Company and the Bank believe they have made substantial progress and that the Company and the Bank are in material compliance with the Consent Orders. Notwithstanding our belief as to substantial progress and compliance, we can provide no assurances as to whether the OCC and the Federal Reserve will concur with our belief or what actions would be taken by the OCC and the Federal Reserve if they do not so concur.  Failure to conform to the requirements of the Consent Orders or the expectations of our regulators could result in material adverse consequences for the Company and the Bank.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the scope of restrictions and compliance requirements imposed by the supervisory directives and/or the Consent Orders entered into by the Company and the Bank with the Office of Thrift Supervision (“OTS”) and any other such actions which may be initiated; the impact of changes in financial services’ laws and regulations, including but not limited to our relationship with our regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2012, compared to September 30, 2011, and the consolidated results of operations for the three and nine months ended June 30, 2012 and 2011.  This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended September 30, 2011.

CORPORATE DEVELOPMENTS AND OVERVIEW OF FINANCIAL RESULTS

MPS 2012 fiscal third quarter net income was $1.3 million compared to a net loss of $1.9 million in the 2011 third quarter.  This increase was primarily the result of an increase in non-interest income of $4.0 million, primarily from an increase of card fees, an increase in net interest income of $0.3 million and a decrease in non-interest expense of $1.1 million which was partially offset by an increase in tax expense of $1.9 million and an increase of provision for loan loss of $0.3 million.

The fiscal year 2012 Retail Bank third quarter net income was $1.2 million compared to net income of $1.0 million in the 2011 third quarter.  Retail Bank checking balances continued to grow from $54.3 million at June 30, 2011 to $60.8 million, or 12%, at June 30, 2012.

During the quarter ended March 31, 2012, the Company executed a strategic sale of its Ginnie Mae securities portfolio to enhance capital levels. The securities sold comprised the entire portfolio of Ginnie Mae securities which had an amortized cost of $307.9 million, and constituted approximately 43% of the Bank’s mortgage-backed securities portfolio at December 31, 2011.  The sale resulted in the recognition of an $11.4 million gain ($7.2 million after taxes).  The resulting addition to the Bank’s capital will help to support current and expected future growth.  The Company believes it was an opportune time to realize the high value of Ginnie Mae securities given market conditions relative to Fannie Mae and Freddie Mac mortgage-backed securities.  The Company immediately replaced the sold securities with Fannie Mae securities of similar average lives.

At June 30, 2012, Non-Performing Assets have decreased by $10.1 million to $5.8 million compared to $15.9 million at September 30, 2011.

The Company intends to discontinue four of its credit sponsorship lending programs by the fourth fiscal quarter of 2012.  For the year ended September 30, 2011 and the nine months ended June 30, 2012, these relationships provided approximately $3.4 million and $2.6 million, respectively, in total revenue (interest income plus non-interest income) to the Company.  The Company believes that other sources of revenue from other developing non-sponsorship credit programs will eventually offset income that had been attributable to these relationships.

The Company raised approximately $12.8 million in additional capital, all of which qualifies as Tier 1 capital for regulatory purposes, through the issuance of 640,000 common shares through three private placement transactions during the 2012 fiscal third quarter.  These transactions will help finance growth and bolstered our regulatory capital ratios.

MetaBank accepted a redemption offer on two corporate trust preferred securities (TPS) available for sale during this quarter.  This resulted in a $10.0 million reduction of substandard assets and the recording of a pre-tax loss of $1.4 million, but increased book value by $1.5 million pre-tax at June 30, 2012 as the redemption price was higher than the market price reflected in equity.

FINANCIAL CONDITION

At June 30, 2012, the Company’s assets grew by $253.2 million, or 19.9%, to $1.5 billion compared to $1.3 billion at September 30, 2011.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed and investment securities available for sale and, to a lesser extent, in an increase in the Company’s net loans receivable, offset in part by a decrease in cash and cash equivalents.

Total cash and cash equivalents were $166.4 million at June 30, 2012, a decrease of $110.5 million from $276.9 million at September 30, 2011.  The decline primarily was the result of the Company’s investing its excess liquidity in mortgage-backed securities and investment securities.  The Company maintains its cash equivalent investments in interest-bearing overnight deposits with the Federal Home Loan Bank of Des Moines (“FHLB”) and the Federal Reserve Bank of Chicago (“FRB”).  Federal funds sold deposits may be maintained with the FHLB.  At June 30, 2012, the Company did not have any federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $349.1 million, or 56.4%, to $968.4 million at June 30, 2012, as purchases exceeded investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During the nine month period ended June 30, 2012, the Company purchased $769.6 million of mortgage-backed securities with estimated future maturities of five years or less (primarily due to anticipated prepayments) and stated maturities of 30 years or less.  In addition, the Company purchased $129.0 million of investment securities which were comprised primarily of corporate, municipal, agency and asset-backed bonds.  During the quarter ended March 31, 2012, the Company executed a strategic sale of securities to enhance capital levels.  The securities sold comprised the Bank’s entire portfolio of Ginnie Mae securities which had an amortized cost of $307.9 million. The sale resulted in the recognition of an $11.4 million gain ($7.2 million after taxes).  The resulting addition to the Bank’s capital will help to support current and expected future growth.  The Company believes it was an opportune time to realize the high value of Ginnie Mae securities given market conditions relative to Fannie Mae and Freddie Mac mortgage-backed securities.  The Company immediately replaced the securities sold with Fannie Mae securities of similar average lives.

The Bank’s portfolio of net loans receivable increased $18.5 million, or 5.9%, to $332.9 million at June 30, 2012.  This increase primarily relates to an increase of $9.8 million in residential mortgage loans, $9.1 million in MPS consumer loans and $3.9 million in agricultural operating loans, partially offset by a decrease in commercial real estate and multi family loans of $3.0 million and a decrease in Retail Bank consumer loans of $2.2 million.

Foreclosed real estate and repossessed assets decreased to $0.9 million as compared to $2.7 million at September 30, 2011, primarily due to the resolution and disposal of a $2.0 million bank-owned property during April 2012 which resulted in the recognition of $1.1 million in income related to interest and expenses recovered by the Company.  This decrease was partially offset by the previously disclosed foreclosure and transfer of a $1.7 million commercial and multi-family real estate loan which was subsequently written down by $0.9 million during the quarter ended March 31, 2012.  This relationship was reported in non-performing loans at September 30, 2011.

Total deposits increased $208.9 million, or 18.3%, to $1.4 billion at June 30, 2012.  The Bank continues to increase its low- and no-cost deposit portfolio.  Deposits attributable to MPS were up $214.0 million, or 23.1%, at June 30, 2012, as compared to September 30, 2011.  This increase results mostly from growth in existing core prepaid card programs.  Partially offsetting the above increase was a $15.7 million decrease in certificates of deposits primarily related to a decrease in public funds.  The average balance of total deposits was $1.2 billion for the nine month period ended June 30, 2012 compared to $1.0 billion for the same period in the prior fiscal year.

Total borrowings increased $19.2 million, or 65.6%, from $29.4 million at September 30, 2011 to $48.6 million at June 30, 2012, primarily due to the increase of securities sold under agreements to repurchase.

At June 30, 2012, the Company’s stockholders’ equity totaled $105.7 million, up $25.1 million from $80.6 million at September 30, 2011.  The increase was related to private placement transactions, net income, offset by a decrease in the accumulated other comprehensive income relating to the Company’s securities available for sale portfolio and by the payment of dividends on the Company’s common stock (see “Results of Operations” below). In addition, the Company raised approximately $12.8 million in additional capital, all of which qualifies as Tier 1 capital for regulatory purposes, through the issuance of 640,000 common shares through three private placement transactions during the 2012 fiscal third quarter.  At June 30, 2012, the Bank continues to exceed all regulatory requirements for classification as a well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at June 30, 2012 is appropriate and adequately reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	June 30, 2012	September 30, 2011
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family (2)	$62	$127
Commercial & Multi Family (1) (2)	4,764	13,025
Commercial Operating (1) (2)	20	30
Total	4,846	13,182

Accruing Loans Delinquent 90 Days or More
Consumer	64	24
Total	64	24

Total Non-Performing Loans	4,910	13,206

Other Assets

Foreclosed Assets:
1-4 Family	22	451
Commercial & Multi Family	837	181
Agricultural Real Estate	-	2,020
Commercial Business	2	19
Total	861	2,671

Total Other Assets	861	2,671

Total Non-Performing Assets	$5,771	$15,877
Total as a Percentage of Total Assets	0.38%	1.24%

(1)	At June 30, 2012, the Company had $331,000 of TDRs in Commercial & Multi Family and $20,000 of TDRs in Commercial Operating.
(2)	At September 30, 2011, the Company had $42,000 of TDRs in 1-4 Family, $3.9 million in Commercial & Multi Family and $30,000 in Commercial Operating.
In addition to the non-performing TDRs in (1) and (2), the Company had an additional $6.4 million and $4.8 million of TDRs performing in accordance with their terms at June 30, 2012 and September 30, 2011, respectively.

At June 30, 2012, non-performing loans totaled $4.9 million, representing 1.5% of total loans, compared to $13.2 million, or 4.1% of total loans at September 30, 2011.  The majority of this decrease from September 30, 2011 relates to three commercial loan relationships totaling $8.5 million, one of which was partially charged off with the remaining $1.7 million transferred to foreclosed real estate and repossessed assets at December 31, 2011. During the quarter ended March 31, 2012, the Company wrote off $0.9 million from this commercial relationship through other non-interest income.  In addition, a $3.9 million commercial loan that was modified via a TDR is now fully performing in compliance with all terms.  The third loan was paid off during the quarter ended June 30, 2012.

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

On the basis of management's review of its loans and other assets, at June 30, 2012, the Company had classified a total of $17.8 million of its assets as substandard, $30,000 as doubtful and none as loss.  This compares to classifications at September 30, 2011 of $42.7 million as substandard, $60,000 as doubtful and none as loss.  At June 30, 2012, $5.0 million out of a total of $17.8 million of substandard assets is attributable to the trust preferred securities as compared to $19.9 million out of a total of $42.7 million of substandard assets at September 30, 2011.  See Note 10 to the Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management concludes that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets during these past three years.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of drought weather conditions within our markets has the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the continuing recessionary economic environment may also negatively impact consumers’ repayment capacities.

At June 30, 2012, the Company has established an allowance for loan losses totaling $4.4 million compared to $4.9 million at September 30, 2011. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2012 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, our regulators have the ability to cause us to add to our allowance.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the consolidated statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance at both June 30, 2012 and September 30, 2011 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Security Impairment. Management continually monitors the investment security portfolio for impairment on a security by security basis.  Management has a process in place to identify securities that could potentially have a credit impairment that is other than temporary.  This process involves the consideration of length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. Cash flow estimates for trust preferred securities are derived from scenario-based outcomes of forecasted default rates, loss severity, prepayment rates and structural support.

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

RESULTS OF OPERATIONS

General.  The Company recorded net income of $2.4 million, or 66 cents per diluted share, for the three months ended June 30, 2012 compared to a net loss of $1.0 million, or 33 cents per diluted share, for the same period in fiscal year 2011.  Net earnings for the three month period ended June 30, 2012 were primarily impacted by an increase in card fee income of $4.0 million, a reduction in card processing expense of $2.2 million, a recovery of $1.1 million on a bank-owned real estate property, an increase in income tax expense of $2.0 million due to increased profitability, and an increase in compensation and benefits of $1.1 million.

The Company recorded net income of $15.4 million, or $4.64 per diluted share, for the nine months ended June 30, 2012 compared to $2.4 million, or 79 cents per diluted share, for the same period in fiscal year 2011.  Net earnings for the nine month period ended June 30, 2012 were primarily impacted by a pre-tax gain on sale of securities of $12.0 million, an increase in card fee income of $1.1 million, a reduction in card processing expense of $5.3 million, an increase in income tax expense of $6.5 million due to increased profitability, and non-recurrence of goodwill impairment of $1.5 million.

The change in net income for the current period was affected by many factors within the general categories of net interest income, net interest income after provision for loan losses, total non-interest income, total non-interest expense, and income tax expense. Those factors are discussed in more detail below. In general, net interest income decreased from $8.8 million to $8.3 million for the three month period ended June 30, 2012 from the prior year comparable period. Total non-interest income increased from $8.7 million to $13.7 for the three month period ended June 30, 2012 from the prior year comparable period, and total non-interest expense decreased from $19.3 million to $18.1 million during the same time periods.

 Net Interest Income.  Net interest income for the 2012 fiscal third quarter decreased by $0.5 million, or 6.1%, to $8.3 million from $8.8 million for the same period in the prior fiscal year.  Net interest margin decreased to 2.40% for the third quarter of fiscal year 2012 as compared to 3.29% for the same period in 2011.  Overall, asset yields declined by 107 basis points due primarily to a change in asset mix to more government guaranteed mortgage-backed securities and highly rated investment grade asset backed, agency, corporate and municipal bonds.  Our government guaranteed mortgage-backed securities comprise 60% of average interest earning assets compared to 56% one year ago.  The Company’s average interest-earning assets for the 2012 third quarter grew by $310.8 million, or 29%, to $1.39 billion, up from $1.08 billion during the same quarter last year.

Overall, rates on all deposits and interest-bearing liabilities decreased by 18 basis points from 0.44% in the 2011 third fiscal quarter to 0.26% in 2012.  At June 30, 2012, low- and no-cost checking deposits represented 91% of total deposits compared to 86% one year earlier.  The growth in deposits was driven by an increase of $428.3 million, or 60%, in deposits generated by MPS at June 30, 2012 as compared to one year earlier.

For the nine months ended June 30, 2012, net interest income was $26.3 million compared to $25.5 million for the same period in the prior fiscal year.  Contributing to this increase was a 51 basis point decrease in rates paid on interest-bearing liabilities and a 22% increase in earning assets.  These were partially offset by asset yields that decreased 67 basis points, in part, due to faster prepayment rates in the Company’s mortgage-backed securities portfolio as compared to the prior fiscal year. The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  No tax equivalent adjustments have been made, as these are not considered to be significant.  Non-accruing loans have been included in the table as loans carrying a zero yield.

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

Three Months Ended June 30,	2012			2011
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$331,588	$4,616	5.60%	$327,650	$4,538	5.56%
Mortgage-backed securities	836,003	3,847	1.85%	600,672	5,232	3.49%
Other investments and fed funds sold	220,024	686	1.25%	148,490	210	0.57%
Total interest-earning assets	1,387,615	$9,149	2.65%	1,076,812	$9,980	3.72%
Non-interest-earning assets	62,405			60,937
Total assets	$1,450,020			$1,137,749

Non-interest bearing deposits	$1,059,983	$-	0.00%	$786,346	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	34,227	60	0.71%	33,396	87	1.04%
Savings	22,235	10	0.18%	11,620	9	0.31%
Money markets	38,240	29	0.31%	34,403	55	0.64%
Time deposits	103,135	417	1.63%	117,103	581	1.99%
FHLB advances	39,433	192	1.96%	44,144	299	2.72%
Other borrowings	30,467	149	1.97%	15,687	122	3.12%
Total interest-bearing liabilities	267,737	857	1.29%	256,353	1,153	1.80%
Total deposits and interest-bearing liabilities	1,327,720	$857	0.26%	1,042,699	$1,153	0.44%
Other non-interest bearing liabilities	22,713			19,278
Total liabilities	1,350,433			1,061,977
Shareholders' equity	99,587			75,772
Total liabilities and
shareholders' equity	$1,450,020			$1,137,749
Net interest income and net interest rate spread including non-interest bearing deposits		$8,292	2.39%		$8,827	3.28%

Net interest margin			2.40%			3.29%

Nine Months Ended June 30,	2012			2011
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$325,478	$13,647	5.60%	$344,370	$14,894	5.78%
Mortgage-backed securities	775,507	13,833	2.38%	541,363	13,583	3.35%
Other investments and fed funds sold	205,750	1,583	1.03%	187,132	703	0.50%
Total interest-earning assets	1,306,735	$29,063	2.97%	1,072,865	$29,180	3.64%
Non-interest-earning assets	61,407			66,364
Total assets	$1,368,142			$1,139,229

Non-interest bearing deposits	$999,537	$-	0.00%	$783,239	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	33,647	205	0.81%	33,063	326	1.32%
Savings	15,386	29	0.25%	11,151	29	0.35%
Money markets	38,221	104	0.36%	34,543	186	0.72%
Time deposits	107,231	1,384	1.72%	120,278	1,833	2.04%
FHLB advances	43,151	595	1.84%	40,994	909	2.96%
Other borrowings	22,526	405	2.40%	16,463	375	3.05%
Total interest-bearing liabilities	260,162	2,722	1.40%	256,492	3,658	1.91%
Total deposits and interest-bearing liabilities	1,259,699	$2,722	0.29%	1,039,731	$3,658	0.47%
Other non-interest bearing liabilities	21,130			17,428
Total liabilities	1,280,829			1,057,159
Shareholders' equity	87,313			82,070
Total liabilities and
shareholders' equity	$1,368,142			$1,139,229
Net interest income and net interest rate spread including non-interest bearing deposits		$26,341	2.68%		$25,522	3.17%

Net interest margin			2.69%			3.18%

Provision for Loan Losses.  The Company recognized a provision for loan losses in the third quarter of fiscal year 2012 of $0.2 million compared to a negative provision for loan losses of $0.2 million in the prior fiscal year. This was the result of the evaluation of the allowance for loan loss as explained in Note 3 to the Condensed Consolidated Financial Statements.

For the nine months ended June 30, 2012, the Company recorded a provision of $1.1 million compared to a provision of $25,000 for the same period in the prior fiscal year due to the aforementioned factors.

Non-Interest Income.  Non-interest income for the quarter ended June 30, 2012 increased by $5.0 million, or 57.4%, to $13.7 million from $8.7 million in the prior fiscal year third quarter.  Fees earned on MPS-related programs were $12.3 million for the third quarter of fiscal year 2012, compared to $8.3 million for the same quarter in fiscal year 2011.  The decline in the 2011 fiscal third quarter was primarily due to the iAdvance reimbursement of $4.8 million in card fees related to the previously disclosed OTS administrative actions.  The Bank recorded a net loss on sale of securities in the 2012 fiscal third quarter of $0.4 million compared to no loss in the prior fiscal year third quarter.  The Bank accepted the redemption offers on two corporate Trust Preferred Securities which resulted in a pre-tax loss of $1.4 million.  The pre-tax loss of $1.4 million was partially offset by a gain on sale of mortgage-backed securities of $1.0 million.  The Bank recorded a recovery of $1.1 million on the disposal of a $2.0 million bank-owned real estate property through other non-interest income related to the recovery of interest and expenses.

For the nine months ended June 30, 2012, non-interest income increased by $12.7 million, or 29.2%, to $56.2 million from $43.5 million for the same period in the prior fiscal year.  Fees earned on prepaid debit cards, income tax-related programs and other payment systems products and services were $41.8 million for the nine months ended June 30, 2012, compared to $40.7 million for the same period in fiscal year 2011.  In addition, for the nine months ended June 30, 2012 and 2011, the Bank sold mortgage-backed securities and redeemed trust preferred securities resulting in a net gain on sale of available for sale securities in the amount of $12.0 million and $1.2 million, respectively.

Non-Interest Expense.  Non-interest expense decreased by $1.2 million, or 6.4%, to $18.1 million for the third quarter of fiscal year 2012 from $19.3 million for the same quarter in fiscal year 2011.  Non-interest expense decreased by $7.1 million, or 11.1%, to $57.1 million for the nine months ended June 30, 2012 from $64.2 million for the same period in fiscal year 2011.

Unlike the nine months ended June 30, 2011, there was no goodwill impairment expense in the nine months ended June 30, 2012.  Goodwill impairment expense was recorded for the nine months ended June 30, 2011 of $1.5 million due to the Retail Bank segment’s write off of goodwill related primarily to the decline in stock price of the Company.

Compensation expense increased $1.0 million to $8.2 million for the three months ended June 30, 2012 as compared to $7.2 million for the same period in fiscal year 2011.  For the nine months ended June 30, 2012, compensation expense totaled $23.5 million, compared to $23.1 million for the same period in the prior fiscal year.  Overall staffing is 2% higher than at June 30, 2011.

Card processing expense decreased $2.2 million to $3.7 million for the three months ended June 30, 2012 as compared to $5.9 million for the same period in fiscal year 2011.  For the nine months ended June 30, 2012, card processing expense totaled $14.0 million, compared to $19.2 million for the same period in the prior fiscal year.

Income Tax. Income tax expense for the third quarter of fiscal year 2012 was $1.4 million, or an effective tax rate of 36.8%, compared to an income tax benefit of $0.6 million, or an effective tax rate of 36.9%, for the same period in the prior fiscal year.  For the nine months ended June 30, 2012, the Company recorded an income tax expense in the amount of $8.9 million, or an effective tax rate of 36.7%, compared to $2.4 million, or an effective tax rate of 49.0% for the same period in the prior fiscal year.  The Company’s recorded income tax expense and the effective tax rate for the nine months ended June 30, 2011 was impacted by permanent differences between book and taxable income primarily related to the write off of goodwill of $1.5 million.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2012, the Company had commitments to originate and purchase loans and unused lines of credit totaling $48.0 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank's actual capital and required capital amounts and ratios at June 30, 2012 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
At June 30, 2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$107,475	7.07%	$22,818	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	107,475	7.07	60,847	4.00		76,059	5.00
Tier 1 (core) capital (to risk-weighted assets)	107,475	17.62	24,393	4.00		36,590	6.00
Total risk-based capital (to risk-weighted assets)	111,901	18.35	48,787	8.00		60,983	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At June 30, 2012, the Bank exceeded all requirements for the well capitalized category.

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

Presented below, at June 30, 2012 and September 30, 2011, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for June 30, 2012 and September 30, 2011 due to the extremely low rate environment.  At both June 30, 2012 and September 30, 2011, the Bank’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors.

June 30, 2012					September 30, 2011
			Estimated Increase				Estimated Increase
		Estimated	in NPV			Estimated	in NPV
Change in		NPV			Change in	NPV
Interest Rates		Amount	Amount	Percent	Interest Rates	Amount	Amount	Percent
			(Dollars in Thousands)				(Dollars in Thousands)
Basis Points					Basis Points
+200	bp	159,527	15,749	10.95%	+200bp	129,699	32,174	32.99%
+100	bp	160,441	16,662	11.59%	+100bp	121,361	23,836	24.44%
-		143,778	-	-	-	97,525	-	-

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

FORM 10-Q

Item 1.	Legal Proceedings – See “Legal Proceedings” of Note 6 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.
Risk Factors - In addition to the factor set forth below, and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011 and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2011, and March 31, 2012.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Failure to generate sufficient capital to support our anticipated growth could adversely affect our earnings and prospects.

The Company has recently experienced considerable growth, having increased its assets from $1.3 billion to $1.5 billion during the nine months ended June 30, 2012.  Funded primarily by growth of no- and low-interest bearing deposits, the proceeds thereof have been invested primarily in mortgage-backed securities ("MBS").  While the Company believes the credit quality of such MBS to be high, particularly in comparison to the traditional lending portfolios of most banking institutions, the Company's asset growth, if continued as expected, will generate a need for higher levels of capital which management believes cannot be met through earnings retention alone.  In that respect, the Company recently completed successful private placements of its common stock which raised $12.8 million in additional capital, all of which qualifies as Tier 1 capital for regulatory purposes.  There can be no assurance that the Company will be able to continue to access sources of capital, private or public. Failure to remain well-capitalized, or to attain potentially even higher levels of capitalization that could be required in the future under regulatory initiatives mandated by Congress, our regulatory agencies, or under the Basel accords, could adversely affect the Company's earnings and prospects.

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

META FINANCIAL GROUP, INC.

Date: August 14, 2012	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date: August 14, 2012	By:	/s/ David W. Leedom
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