Form 10-K
period 2012-09-30
META FINANCIAL GROUP INC
filed 2012-12-21
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-22140.

META FINANCIAL GROUP, INC.
(Name of Registrant as specified in its charter)

Delaware	42-1406262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5501 South Broadband Lane, Sioux Falls, SD	57108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (712) 732-4117

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

As of March 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Market as of such date, was $53.5 million.

As of December 17, 2012, there were outstanding 5,471,727 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 18, 2013.

META FINANCIAL GROUP, INC.
FORM 10-K

i

Forward-Looking Statements

Meta Financial Group, Inc.®, (“Meta Financial” or “the Company” or “us”) and its wholly-owned subsidiary, MetaBank™ (the “Bank” or “MetaBank”), may from time to time make written or oral “forward-looking statements,” including statements contained in this Annual Report on Form 10-K, in its other filings with the Securities and Exchange Commission (“SEC”), in its reports to stockholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning.  You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information.  These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by MetaBank™ (the “Bank”) or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company’s employees. The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-party vendors; the scope of restrictions and compliance requirements imposed by the supervisory directives and/or the Consent Orders entered into by the Company and the Bank with the Office of Thrift Supervision (the functions of which were transferred to the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve) and any other such actions which may be initiated; the impact of changes in financial services’ laws and regulations, including but not limited to our relationship with our regulators, the OCC and the Federal Reserve; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

General

Meta Financial, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a federal savings bank, the accounts of which are insured up to applicable limits under the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).  Unless the context otherwise requires, references herein to the Company include Meta Financial and the Bank, and all subsidiaries on a consolidated basis.

The Bank, a wholly-owned full service banking subsidiary of Meta Financial, is both a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company that provides services on a nationwide basis, as further described below.  The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, and consumer and commercial operating loans primarily in the Bank’s market areas.  The Bank also purchases loan participations from time to time from other financial institutions, but presently at a lower level compared to prior years, as well as mortgage-backed securities and other investments permissible under applicable regulations.

In addition to its community-oriented lending and deposit gathering activities, in 2004, the Bank created a division known as Meta Payment Systems (“MPS”), which issues prepaid cards, provides consumer credit products, sponsors ATMs into various debit networks, and offers other payment industry products and services.  Through its activities, MPS generates both fee income and low- and no-cost deposits for the Bank.  As noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K, MPS continues to expand and to play a significant role in the Company’s financial performance.

The Company’s revenues are derived primarily from interest on commercial and residential mortgage loans, mortgage-backed securities, fees generated through the activities of MPS, other investments, consumer loans, agricultural operating loans, commercial operating loans, income from service charges, loan origination fees, and loan servicing fee income.

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

The principal executive office of the Company is located at 5501 South Broadband Lane, Sioux Falls, South Dakota 57108.  Its telephone number at that address is (605) 782-1767.

Market Areas

The Bank has four market areas and the MPS division:  Northwest Iowa (“NWI”), Brookings, Central Iowa (“CI”), and Sioux Empire (“SE”).  The Bank’s home office is located at 121 East Fifth Street in Storm Lake, Iowa.  NWI operates two offices in Storm Lake, Iowa.  Brookings operates one office in Brookings, South Dakota.  CI operates a total of six offices in Iowa:  Des Moines (3), West Des Moines (2) and Urbandale.  SE operates three offices and one administrative office in Sioux Falls, SD. MPS, which offers prepaid cards and other payment industry products and services nationwide, operates out of Sioux Falls, South Dakota and has an administrative office in Omaha, Nebraska.  See “Meta Payment Systems® Division.”

The Bank has a total of twelve full-service branch offices, and one non-retail service branch in Memphis, Tennessee.

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

Des Moines, Iowa’s capital, is located in central Iowa and is the political, economic and cultural capital of the state.  Des Moines was ranked 4th in “The Best Places for Business and Careers” (Forbes.com, June 2012). The Des Moines market area encompasses Polk County and surrounding counties.  The Bank’s Central Iowa main office is located in the heart of downtown Des Moines.  The Urbandale office is in a high growth area just off I-80 at the intersection of two major streets.  The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall.  The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area.  The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines.  The Jordan Creek office is located near Jordan Creek Town Center in West Des Moines, one of the fastest growing communities in the State of Iowa and the Greater Des Moines area.  The Des Moines metro area is a center of insurance, printing, finance, retail and wholesale trades as well as industry, providing a diverse economic base.  Major employers include Principal Life Insurance Company, Iowa Health – Des Moines, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., City of Des Moines, United Parcel Service, Nationwide Mutual Insurance Co., Pioneer Hi Bred International Inc., and Wells Fargo.  Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University, Grand View College, AIB College of Business, and Upper Iowa University.  The unemployment rate in the Des Moines metro area was 4.50% as of September 2012.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis.  The Sioux Falls market area encompasses Minnehaha and Lincoln counties.  The main branch is located at the high growth area of 57th and Western.  Other branches are located at 33rd and Minnesota and the intersection of 12th and Elmwood.  On Forbes’ June 2012 list of “The Best Small Places for Business and Careers,” Sioux Falls ranked No. 1 among the best small cities.  Major employers in the area include Sanford Health, Avera McKennan Hospital, John Morrell & Company, Citibank (South Dakota) NA, and Hy-Vee Food Stores.  Sioux Falls is home to Augustana College and The University of Sioux Falls.  The unemployment rate in Sioux Falls was 3.7% as of September 2012.

Several of the Company’s market areas are dependent on agriculture and agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets during this time period.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of drought weather conditions within our markets has the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the continuing recessionary economic environment may also negatively impact consumers’ repayment capacities.

Lending Activities

General.  Historically, the Company originated fixed-rate, one- to four-family mortgage loans.  In the early 1980s, the Company began to focus on the origination of adjustable-rate mortgage (“ARM”) loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate residential mortgage loans.  The Company originates fixed-rate residential mortgage loan originations in response to consumer demand. At September 30, 2012, the Company had $259.8 million in fixed-rate loans, and $71.4 million in ARM loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K for further information on Asset/Liability Management.

In addition, the Company has more recently focused its lending activities on the origination of commercial and multi-family real estate loans, agricultural related loans and commercial operating loans.  The Company also continues to originate one-to-four family mortgage loans and consumer loans.  The Company originates most of its loans in its primary market area.  At September 30, 2012, the Company’s net loan portfolio totaled $327.0 million, or 19.8% of the Company’s total assets, as compared to $314.4 million, or 24.6% at September 30, 2011.

Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan.  The Company has a loan committee consisting of senior lenders and Market Presidents, and is led by the Chief Lending Officer.  Loans in excess of certain amounts require approval by at least two members of the loan committee, a majority of the loan committee, or by the Company’s Board Loan Committee, which has responsibility for the overall supervision of the loan portfolio.  The Company reserves the right to discontinue, adjust or create new lending programs to respond to competitive factors.

At September 30, 2012, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $9.3 million.  The Company had 24 other lending relationships in excess of $3.6 million as of September 30, 2012.  At September 30, 2012, one of these loans totaling $0.8 million was classified as substandard.  See “Non-Performing Assets, Other Loans of Concern, and Classified Assets.”

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
1-4 Family	$49,134	14.8%	$34,128	10.7%	$40,454	10.9%	$48,506	12.2%	$55,669	13.0%
Commercial & Multi-Family	191,905	58.0%	194,414	60.9%	204,820	55.1%	232,750	58.4%	222,651	51.2%
Agricultural	19,861	6.0%	20,320	6.4%	25,895	7.0%	26,755	6.7%	30,046	6.9%
Total Real Estate Loans	260,900	78.8%	248,862	78.0%	271,169	73.1%	308,011	77.3%	308,366	71.1%

Other Loans:
Consumer Loans:
Home Equity	13,299	4.0%	14,835	4.6%	16,897	4.5%	18,555	4.7%	21,353	4.9%
Automobile	792	0.2%	794	0.2%	737	0.2%	928	0.2%	922	0.2%
Other (1)	18,747	5.7%	18,769	5.9%	30,479	8.2%	16,516	4.1%	27,054	6.3%
Total Consumer Loans	32,838	9.9%	34,398	10.7%	48,113	13.0%	35,999	9.0%	49,329	11.4%

Agricultural Operating	20,981	6.3%	21,200	6.6%	32,528	8.8%	27,889	7.0%	31,153	7.2%
Commercial Operating	16,452	5.0%	14,955	4.7%	19,709	5.3%	26,869	6.7%	44,972	10.3%

Total Other Loans	70,271	21.2%	70,553	22.0%	100,350	26.9%	90,757	22.7%	125,454	28.9%
Total Loans	331,171	100.0%	319,415	100.0%	371,519	100.0%	398,768	100.0%	433,820	100.0%

Less:
Deferred Fees and Discounts	219		79		240		166		160
Allowance for Loan Losses	3,971		4,926		5,234		6,993		5,732

Total Loans Receivable, Net	$326,981		$314,410		$366,045		$391,609		$427,928

(1)	Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.  Balances related to discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate:
1-4 Family	$44,045	13.3%	$30,410	9.5%	$34,513	9.3%	$42,310	10.6%	$42,952	9.9%
Commercial & Multi-Family	162,552	49.1%	155,786	48.8%	163,843	44.0%	180,891	45.3%	171,114	39.4%
Agricultural	15,399	4.6%	16,416	5.1%	16,937	4.6%	17,317	4.4%	20,262	4.6%
Total Fixed-Rate Real Estate Loans	221,996	67.0%	202,612	63.4%	215,293	57.9%	240,518	60.3%	234,328	53.9%
Consumer	20,322	6.1%	15,494	4.9%	19,066	5.1%	17,398	4.4%	42,192	9.7%
Agricultural Operating	10,627	3.2%	12,570	3.9%	22,490	6.0%	15,752	3.9%	16,840	3.9%
Commercial Operating	6,818	2.1%	7,138	2.3%	11,147	3.1%	15,576	3.9%	25,224	5.8%
Total Fixed-Rate Loans	259,763	78.4%	237,814	74.5%	267,996	72.1%	289,244	72.5%	318,584	73.3%

Adjustable Rate Loans:
Real Estate:
1-4 Family	5,089	1.5%	3,718	1.2%	5,941	1.6%	6,196	1.6%	12,717	2.9%
Commercial & Multi-Family	29,353	8.9%	38,628	12.1%	40,977	11.0%	51,859	13.0%	51,537	11.9%
Agricultural	4,462	1.4%	3,904	1.2%	8,958	2.5%	9,438	2.4%	9,784	2.3%
Total Adjustable Real Estate Loans	38,904	11.8%	46,250	14.5%	55,876	15.1%	67,493	17.0%	74,038	17.1%
Consumer	12,516	3.8%	18,904	5.9%	29,047	7.8%	18,601	4.7%	7,137	1.7%
Agricultural Operating	10,354	3.1%	8,630	2.7%	10,038	2.7%	12,137	3.0%	14,313	3.3%
Commercial Operating	9,634	2.9%	7,817	2.4%	8,562	2.3%	11,293	2.8%	19,748	4.6%
Total Adjustable Loans	71,408	21.6%	81,601	25.5%	103,523	27.9%	109,524	27.5%	115,236	26.7%
Total Loans	331,171	100.0%	319,415	100.0%	371,519	100.0%	398,768	100.0%	433,820	100.0%

Less:
Deferred Fees and Discounts	219		79		240		166		160
Allowance for Loan Losses	3,971		4,926		5,234		6,993		5,732

Total Loans Receivable, Net	$326,981		$314,410		$366,045		$391,609		$427,928

The following table illustrates the maturity analysis of the Company’s loan portfolio at September 30, 2012.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third party sources.

	Real Estate (1)		Consumer		Commercial Operating		Agricultural Operating		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During Years Ending September 30,

2013 (2)	$23,122	6.10%	$13,349	4.21%	$4,836	4.89%	$16,267	5.15%	$57,574	5.29%
2014-2015	39,536	6.06%	4,005	5.82%	8,124	4.84%	2,020	5.44%	53,685	5.84%
2016 and following	198,242	5.20%	15,484	5.14%	3,492	4.95%	2,694	4.87%	219,912	5.18%
Total	$260,900		$32,838		$16,452		$20,981		$331,171

(1)	Includes one-to-four family, multi-family, commercial and agricultural real estate loans.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  At September 30, 2012, the Company’s one- to four-family residential mortgage loan portfolio totaled $49.1 million, or 15% of the Company’s total loans.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2012, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $88,000.  At September 30, 2012, $0.3 million, or 0.6% of the Company’s one- to four- family residential mortgage loans, were non-performing.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction.  During the year ended September 30, 2012, the Company originated $5.2 million of ARM loans and $41.4 million of fixed-rate loans secured by one- to four-family residential real estate.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

The Company currently offers one, three, five, seven and ten year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.  Current market conditions make ARM loans relatively unattractive and very few are originated.

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

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and, in order to supplement its loan portfolio, has purchased whole loan and participation interests in loans from other financial institutions.  At September 30, 2012, the Company’s commercial and multi-family real estate loan portfolio totaled $191.9 million, or 58% of the Company’s total loans.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  The Company purchased $7.7 million, $5.5 million, and $4.8 million, of such loans during fiscal 2012, 2011 and 2010, respectively.  At September 30, 2012, $1.4 million, or 0.7% of the Company’s commercial and multi-family real estate loans, were non-performing.  See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, and hotels.  Commercial and multi-family real estate loans generally are underwritten with terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the security property, and are typically secured by personal guarantees of the borrowers.  The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio.  Commercial and multi-family real estate loans provide for a margin over a number of different indices.  In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

At September 30, 2012, the Company’s largest commercial and multi-family real estate loan was a $7.5 million loan secured by real estate.  At September 30, 2012, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $675,000.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  At September 30, 2012, the Bank’s nonresidential real estate loans totaled 115% of risk-based capital.

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm related products.  At September 30, 2012, the Company had agricultural real estate loans secured by farmland of $19.9 million or 6% of the Company’s total loans.  At the same date, $21.0 million, or 6% of the Company’s total loans, consisted of secured loans related to agricultural operations.  Agricultural related lending constituted 12% of total loans.

Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year.  Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.  At September 30, 2012, the average outstanding principal balance of an agricultural operating loan held by the Company was $106,000.  At September 30, 2012, none of the Company’s agricultural operating loans were non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first five to ten years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of 20 to 25 years.  Fixed-rate agricultural real estate loans generally have terms up to ten years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.  At September 30, 2012, none of the Company’s agricultural real estate loans were non-performing.

Agricultural lending affords the Company the opportunity to earn yields higher than those obtainable on one- to four-family residential lending.  Agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amount.  In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized.  The success of the loan may also be affected by many factors outside the control of the borrower.

Weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral.  This risk can be reduced by the farmer with a variety of insurance coverages which can help to ensure loan repayment.  Government support programs and the Company generally require that farmers procure crop insurance coverage.  Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs.  These risks may be reduced by the farmer with the use of futures contracts or options to mitigate price risk.  The Company frequently requires borrowers to use futures contracts or options to reduce price risk and help ensure loan repayment.  Another risk is the uncertainty of government programs and other regulations.  During periods of low commodity prices, the income from government programs can be a significant source of cash for the borrower to make loan payments, and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.  Finally, many farms are dependent on a limited number of key individuals upon whose injury or death may result in an inability to successfully operate the farm.

Consumer Lending.  The Company, through the auspices of its “Retail Bank” (generally referring to the Company’s operations in our four market areas discussed above), originates a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.  At September 30, 2012, the Retail Bank’s consumer loan portfolio totaled $16.4 million, or 5% of its total loans.  Of the consumer loan portfolio at September 30, 2012, $10.2 million were short- and intermediate-term, fixed-rate loans, while $6.2 million were adjustable-rate loans.

The largest component of the Retail Bank’s consumer loan portfolio consists of home equity loans and lines of credit.  Substantially all of the Retail Bank’s home equity loans and lines of credit are secured by second mortgages on principal residences.  The Retail Bank will lend amounts which, together with all prior liens, may be up to 90% of the appraised value of the property securing the loan.  Home equity loans and lines of credit generally have maximum terms of five years.

The Retail Bank primarily originates automobile loans on a direct basis.  Direct loans are loans made when the Retail Bank extends credit directly to the borrower, as opposed to indirect loans, which are made when the Retail Bank purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers.  The Bank’s automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles.  Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2012, none of the Bank’s consumer loans were non-performing.

Consumer Lending - MPS.  MPS has a loan committee consisting of members of Executive Management.  This committee, known as the MPS Credit Committee, is charged with monitoring, evaluating, and reporting portfolio performance and the overall credit risk posed by its credit products.  All proposed credit programs must first be reviewed and approved by the committee before such programs are presented to the Bank’s Board of Directors for approval.  The Board of Directors of the Bank is ultimately responsible for final approval of any credit program.  Among other things, under the terms of a Consent Order, the Bank, absent prior permission from its primary federal regulator, may not originate tax refund anticipation loans or offer a tax refund processing service.  The Bank has not offered such programs since October 2010.  For a summary of the Consent Orders and related matters; see “Regulation - Bank Supervision and Regulation – Consent Orders and Related Matters.”

At September 30, 2012, the Bank’s MPS consumer loan portfolio totaled $16.4 million, or 5% of total loans.  Of the consumer loan portfolio at September 30, 2012, $10.1 million were short- and intermediate-term, fixed-rate loans, while $6.3 million were adjustable-rate loans.

The Company believes that well-managed, nationwide credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and affords the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns.  Therefore, subject to the Consent Order referenced above, MPS designs and administers certain credit programs that seek to accomplish these objectives.

MPS has strived to offer consumers innovative payment products, including credit products.  Most credit products have fallen into one of two general categories: (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk.  The Company continues to work on new alternative portfolio lending products striving to serve its core customer base and provide unique and innovative lending solutions to the unbanked and under-banked segment.  This effort has been supported by recent enhancements to the MPS Credit Policy for Portfolio Lending Programs.  See “Regulation - Bank Supervision and Regulation - Consent Orders and Related Matters.”

A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that requires the Bank to be indemnified for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Therefore, MPS has strived to employ policies, procedures, and information systems that it believes are commensurate with the added risk and exposure.  Due to supervisory directives and a Consent Order initiated by our former regulator, an MPS lending program – iAdvance – was eliminated effective October 13, 2010.  In addition, our third party relationship programs have been limited to third party relationships in existence at the time the directives were issued, absent prior approval to engage in new relationships.  For additional discussion, see “Regulation – Bank Supervision and Regulation – Consent Orders and Related Matters.”

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

The MPS Credit Committee monitors and identifies the credit concentrations and evaluates the specific nature of each concentration to determine the potential risk to the Bank.  An evaluation includes the following:

●	A recommendation regarding additional controls needed to mitigate the concentration exposure.

●	A limitation or cap placed on the size of the concentration.

●	The potential necessity for increased capital and/or credit reserves to cover the increased risk caused by the concentration(s).

●	A strategy to reduce to acceptable levels those concentration(s) that are determined to create undue risk to the Bank.

Pursuant to the terms of its Consent Order, the Bank adopted a new concentration policy including enhanced risk analysis, monitoring and management for its respective concentration limits.

Commercial Operating Lending.  The Company also originates commercial operating loans.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.  At September 30, 2012, $16.5 million, or 5% of the Company’s total loans, was comprised of commercial operating loans.

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

The largest commercial operating loan outstanding at September 30, 2012 was a $6.0 million loan secured by business assets of the borrower.  The next largest commercial operating loan outstanding at September 30, 2012 was a $5.7 million loan secured by assets of the borrower.  At September 30, 2012, the average outstanding principal balance of a commercial operating loan held by the Company was approximately $87,000.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial operating loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial operating loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At September 30, 2012, $18,000, or 0.1%, of the Company’s commercial operating loans were non-performing.

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

The Company, from time to time, sells whole loans and loan participations, generally without recourse.  At September 30, 2012, there were no loans outstanding sold with recourse.  When loans are sold, the Company sometimes retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $14.5 million at September 30, 2012, of which $11.2 million were sold to Fannie Mae and $3.3 million were sold to others.

In periods of economic uncertainty, the Company’s ability to originate large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.  In addition, the Company’s ability to sell loans may substantially decrease if potential buyers (principally government agencies) reduce their purchasing activities.

The following table shows the loan originations (including undisbursed portions of loans in process and allowance for loan loss activity), purchases, and sales and repayment activities of the Company for the periods indicated.

	Years Ended September 30,
	2012	2011	2010
	(Dollars in Thousands)

Originations by Type:
Adjustable Rate:
1-4 Family Real Estate	$5,244	$4,793	$4,298
Commercial and Multi-Family Real Estate	12,410	3,169	18,157
Agricultural Real Estate	2,503	2,242	3,012
Consumer	2,360	6,219	10,612
Commercial Operating	29,185	22,492	20,020
Agricultural Operating	40,085	31,318	20,345
Total Adjustable Rate	91,787	70,233	76,444

Fixed Rate:
1-4 Family Real Estate	41,397	33,563	28,007
Commercial and Multi-Family Real Estate	67,461	28,282	45,863
Agricultural Real Estate	2,705	9,158	4,133
Consumer	779,233	969,203	984,415
Commercial Operating	6,493	3,444	7,797
Agricultural Operating	39,286	49,883	54,760
Total Fixed-Rate	936,575	1,093,533	1,124,975
Total Loans Originated	1,028,362	1,163,766	1,201,419

Purchases:
Commercial and Multi-Family Real Estate	7,697	5,523	4,795
Agricultural Real Estate	-	61	392
Commercial Operating	-	-	400
Agricultural Operating	-	236	3,343
Total Loans Purchased	7,697	5,820	8,930

Sales and Repayments:
Sales:
1-4 Family Real Estate	-	3,439	2,383
Commercial and Multi-Family Real Estate	-	-	505
Consumer	638,025	894,605	804,171
Total Loan Sales	638,025	898,044	807,059

Repayments:
Loan Principal Repayments	386,278	324,128	430,321
Total Principal Repayments	386,278	324,128	430,321
Total Reductions	1,024,303	1,222,172	1,237,380

Increase in Other Items, Net	815	951	1,467
Net Increase (decrease)	$12,571	$(51,635)	$(25,564)

At September 30, 2012, approximately $19.0 million, or 5.7%, of the Company’s loan portfolio consisted of purchased loans.  The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse affects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

At September 30, 2012, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows:  2% in North Dakota, 1% each in Oregon and Washington and the remaining 1% among eight other states.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at September 30, 2012.

				Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
			Percent			Percent			Percent
			of			of			of
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
				(Dollars in Thousands)
Real Estate:
1-4 Family	-	$-	0.0%	-	$-	0.0%	2	$62	5.1%
Commercial & Multi-Family	-	-	0.0%	-	-	0.0%	1	1,095	89.8%
Agricultural Real Estate	-	-	0.0%	-	-	0.0%	-	-	0.0%
Consumer	1	21	100.0%	1	16	100.0%	3	63	5.1%
Agricultural Operating	-	-	0.0%	-	-	0.0%	-	-	0.0%
Commercial Operating	-	-	0.0%	-	-	0.0%	-	-	0.0%
Total	1	$21	100.0%	1	$16	100.0%	6	$1,220	100.0%

Delinquencies 90 days and over constituted 0.4% of total loans and 0.1% of total assets.

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income.  The loan will remain on a non-accrual status until the loan becomes current.  For all years presented, the Company’s troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table below and were performing as agreed.

The table below sets forth the amounts and categories of the Company’s non-performing assets.  Balances related to the sale of a bank subsidiary in March 2008 treated as discontinued bank operations have been eliminated for all periods presented.

		At September 30,
	2012	2011	2010	2009	2008
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family	$307	$85	$39	$266	$942
Commercial & Multi-Family	1,423	13,025	4,137	11,512	1,302
Agricultural Real Estate	-	-	2,650	-	12
Consumer	-	-	-	-	1
Agricultural Operating	-	-	400	-	-
Commercial Operating	18	30	241	871	538
Total	1,748	13,140	7,467	12,649	2,795

Accruing Loans Delinquent 90 Days or More:
1-4 Family	-	-	404	-	-
Commercial & Multi-Family	-	-	257	-	-
Consumer	63	24	124	-	-
Commercial Operating	-	-	-	-	4,600
Total	63	24	785	-	4,600

Restructured Loans:
1-4 Family	-	42	-	-	-
Agricultural Operating	-	-	-	-	121
Total	-	42	-	-	121

Total Non-Performing Loans	1,811	13,206	8,252	12,649	7,516

Other Assets

Non-Accruing Investments:
Trust Preferred Securities	-	-	150	-	-
Total	-	-	150	-	-

Foreclosed Assets:
1-4 Family	9	451	143	-	-
Commercial & Multi-Family	827	181	606	957	-
Agricultural Real Estate	-	2,020	-	-	-
Commercial Operating	2	19	546	1,096	-
Total	838	2,671	1,295	2,053	-

Total Other Assets	838	2,671	1,445	2,053	-

Total Non-Performing Assets	$2,649	$15,877	$9,697	$14,702	$7,516
Total as a Percentage of Total Assets	0.16%	1.24%	0.94%	1.76%	1.06%

For the year ended September 30, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $0.6 million, of which none was included in interest income.

Non-Accruing Loans.  At September 30, 2012, the Company had $1.7 million in non-accruing loans, which constituted 0.5% of the Company’s gross loan portfolio, or 0.1% of total assets.  At September 30, 2011, the Company had $13.2 million in non-accruing loans which constituted 4.1% of its gross loan portfolio, or 1.0% of total assets.  The fiscal 2012 decrease in non-performing loans relates to a decrease in non-accruing loans in the commercial and multifamily category from $13.0 million to $1.4 million.  There are three commercial and multi-family loans in non-accrual status at September 30, 2012.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2012, the Company had $63,000 in accruing loans delinquent 90 days or more.

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by our regulator, the OCC, to be of lesser quality as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

On the basis of management’s review of its assets, at September 30, 2012, the Company had classified a total of $8.7 million of its assets as substandard, $30,000 as doubtful and none as loss. There was $0.8 million of real estate owned or other foreclosed assets at September 30, 2012.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management.  Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management believes that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of drought weather conditions within our markets have the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the continuing recessionary economic environment may also negatively impact consumers’ repayment capacities.

The allowance for loan losses established by MPS results from an estimation process that evaluates relevant characteristics of its credit portfolio(s).  MPS also considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses.  Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process.  The methodology to determine the allowance for loan losses for each program is not identical.  Each program may have differing attributes including such factors as levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics, and other factors.  Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program.  Each program is evaluated separately.  The increased charge-offs in fiscal 2010 for MPS credit resulted primarily from borrowers in a pre-season tax-related program that peaked in January 2010.  Management pro-actively established a provision for loan losses for these loans during the tax pre-season offering period.  The majority of the charge-offs for these pre-season tax loans were recorded in the third quarter of fiscal 2010.  A reduction in charge-offs in the MPS loan portfolio during fiscal 2012 and 2011 is due to the discontinuance of iAdvance and tax-related loan programs in October 2010.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2012 reflects an adequate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its bank regulator, the OCC, which can require the establishment of additional general or specific allowances.

Real estate properties acquired through foreclosure are recorded at fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and, if the value declines, a specific provision for losses on such property is established by a charge to operations.

The following table sets forth an analysis of the Company’s allowance for loan losses.  Balances related to the sale of a bank subsidiary in March 2008 treated as discontinued bank operations have been eliminated for all periods presented.

	September 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Balance at Beginning of Period	$4,926	$5,234	$6,993	$5,732	$4,493

Charge Offs:
1-4 Family	(3)	(229)	(185)	(28)	(2)
Commercial & Multi-Family	(2,094)	(61)	(6,979)	(2,052)	-
Consumer	(6)	(774)	(12,139)	(8,168)	(5)
Commercial Operating	-	(43)	(102)	(7,685)	(1,542)
Agricultural Operating	-	-	-	(151)	-
Total Charge Offs	(2,103)	(1,107)	(19,405)	(18,084)	(1,549)
Recoveries:
1-4 Family	1	-	1	465	7
Commercial & Multi-Family	40	102	-	-	-
Consumer	4	419	1,242	90	12
Commercial Operating	4	-	402	39	38
Agricultural Operating	50	-	210	38	16
Total Recoveries	99	521	1,855	632	73

Net Charge Offs	(2,004)	(586)	(17,550)	(17,452)	(1,476)
Provision Charged to Expense	1,049	278	15,791	18,713	2,715
Balance at End of Period	$3,971	$4,926	$5,234	$6,993	$5,732

Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	0.61%	0.17%	4.36%	4.12%	0.36%

Ratio of Net Charge Offs During the Period to Non-Performing Assets at Year End	75.65%	3.69%	180.98%	118.70%	19.64%

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
			(Dollars in Thousands)

One-to-Four Family Real Estate	$193	14.83%	$165	10.68%	$50	11.00%	$59	12.21%	$98	12.96%
Commercial & Multi-Family Real Estate	3,113	57.95%	3,901	60.87%	3,053	55.06%	4,231	58.33%	3,236	51.24%
Agricultural Real Estate	1	6.00%	-	6.36%	111	6.97%	111	6.70%	94	6.91%
Consumer	3	9.92%	16	10.77%	738	12.93%	243	9.03%	207	11.36%
Agricultural Operating	-	6.33%	67	6.64%	125	8.74%	569	7.00%	1,645	7.18%
Commercial Operating	49	4.97%	36	4.68%	131	5.30%	792	6.73%	148	10.35%
Unallocated	612	-	741	-	1,026	-	988	-	304	-
Total	$3,971	100.00%	$4,926	100.00%	$5,234	100.00%	$6,993	100.00%	$5,732	100.00%

Investment Activities

General.  The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company’s asset/liability management policies.  The Company’s investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Company’s Investment Committee.  As a result, the Company closely monitors balances in these accounts, and maintains a portfolio of highly liquid assets to fund potential deposit outflows.  To date, the Company has not experienced any significant outflows related to MPS, though no assurance can be given that this will continue to be the case.

As of September 30, 2012, the Company’s investment and mortgage-backed securities portfolios were classified as available for sale.  For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 3 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As of September 30, 2012, investment and mortgage-backed securities with fair values of approximately $232.1 million, $91.7 million, and $43.6 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances and reverse repurchase agreements, respectively.  For additional information regarding the Company’s collateralization of borrowings, see Notes 8 and 9 to the “Notes to Consolidated Financial Statement,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Securities.  It is the Company’s general policy to purchase investment securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, corporate debt securities and overnight federal funds.

Beginning in June 2012, the Company began executing a strategy designed to diversify the Bank's investment security portfolio.  This strategy involved purchasing investments in Asset Backed, Agency, Small Business Administration and Non-Bank Qualified Municipal Bond securities.  The Company believes this diversification reduces the risk in the portfolio by spreading its investable dollars amongst a broader range of investment types.  As of September 30, 2012, the Company had investment securities available for sale, excluding mortgage-backed securities, with an amortized cost of $435.0 million compared to $36.5 million as of September 30, 2011.

The largest portion of this new investment strategy involved the purchase of Non-Bank Qualified Municipal Bonds.  These bonds are issued in larger denominations than Bank Qualified Municipal bonds which allows for the purchase of larger blocks.  These larger blocks of municipal bonds are in turn more liquid and easier to trade which helps reduce price risk.  These municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation uses the Company’s cost of funds as one of its components.  With this cost of funds being low due to the volume of interest free deposits generated by the MPS division, the tax equivalent yield for these bonds is higher than a similar term investment in other investment categories.

As of September 30, 2012 the Company had Non-Bank Qualified Municipal Bonds of $255.9 million representing 58.8% of total investment securities available for sale, excluding mortgage-backed securities.  This amount is spread amongst 38 states with no state having a concentration higher than 10% of this total.  This geographical diversification lessens the credit risk associated with these investments.

The following table sets forth the carrying value of the Company’s investment security portfolio, excluding mortgage-backed securities and other equity securities, at the dates indicated.

	At September 30,
	2012	2011	2010
	(Dollars in Thousands)

Investment Securities
Trust Preferred & Corporate Securities (1)	$65,497	$22,112	$17,551
Asset Backed Securities	41,324	-	-
Agency Securities	39,467	-	-
Small Business Administration Securities	19,914	-	-
Municipal Bonds	13,153	6,218	3,916
Non-Bank Qualified Municipal Bonds	255,895	-	-
Subtotal	435,250	28,330	21,467

FHLB Stock	2,120	4,737	5,283

Total Investment Securities and FHLB Stock	$437,370	$33,067	$26,750

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and Federal Funds Sold (2)	$128,056	$271,621	$80,811

(1)
Within the trust preferred securities presented above, there are no securities from individual issuers that exceed 10% of the Company’s total equity.  The name and the aggregate market value of securities of each individual issuer as of September 30, 2012 are as follows: Key Corp Capital I, $3.8 million; PNC Capital Trust, $4.1 million; Huntington Capital Trust II, $3.5 million.

(2)
The Company at times maintains balances in excess of insured limits (or with no federal insurance) at various financial institutions including the FHLB, the FRB and private institutions.  At September 30, 2012, the Company had no interest bearing deposits held at the FHLB and $128.1 million in interest bearing deposits held at the FRB, respectively.  At September 30, 2012, the Company had no federal funds sold at any private institution.

The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2012
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Trust Preferred & Corporate Securities	$-	$18,237	$35,796	$11,464	$67,615	$65,497
Asset Backed Securities	-	-	-	41,324	40,828	41,324
Agency Securities	-	-	39,467	-	39,266	39,467
Small Business Administration Securities	-	-	-	19,914	19,939	19,914
Municipal Bonds	101	1,316	5,037	6,699	12,593	13,153
Non-Bank Qualified Municipal Bonds	-	-	71,401	184,494	254,789	255,895
Total Investment Securities	$101	$19,553	$151,701	$263,895	$435,030	$435,250

Weighted Average Yield (1)	5.96%	2.38%	1.99%	2.48%	2.63%	2.31%
(1)	Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities. The Company’s mortgage-backed and related securities portfolio has recently consisted primarily of securities issued under government-sponsored agency programs, including those of Ginnie Mae, Fannie Mae and Freddie Mac.  The Company historically has held Collateralized Mortgage Obligations (“CMOs”), as well as a limited amount of privately issued mortgage pass-through certificates.  The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities.  Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.  Privately issued mortgage pass-through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer, which the Company would monitor on a regular basis.  The Company had no privately issued mortgage pass-through certificates at September 30, 2012.

During the quarter ended March 31, 2012, the Company executed a strategic sale of its Ginnie Mae securities portfolio to enhance capital levels. The securities sold comprised the entire portfolio of Ginnie Mae securities which had an amortized cost of $307.9 million, and constituted approximately 43% of the Bank’s mortgage-backed securities portfolio at December 31, 2011. The sale resulted in the recognition of an $11.4 million gain ($7.2 million after taxes). The resulting addition to the Bank’s capital has helped to support current and expected future growth. The Company believes it was an opportune time to realize the high value of Ginnie Mae securities given market conditions relative to Fannie Mae and Freddie Mac mortgage backed securities. The Company replaced the sold securities with Fannie Mae securities of similar average lives.

At September 30, 2012, the Company had mortgage-backed securities with an amortized cost of $615.5 million, representing 92.2% of the total portfolio, which had fixed rates of interest and $52.4 million, representing 7.8% of the total portfolio, which had adjustable rates of interest.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2012, $364.9 million or 53.6% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	At September 30,
	2012	2011	2010
	(Dollars in Thousands)

Freddie Mac	$129,940	$20,558	$13,590
Fannie Mae	444,625	257,612	41,015
Fannie Mae DUS	80,946	-	-
Ginnie Mae	25,931	312,748	430,780
Total	$681,442	$590,918	$485,385

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2012.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

	September 30, 2012
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Freddie Mac	$-	$-	$-	$129,940	$127,459	$129,940
Fannie Mae	-	-	77,090	367,535	434,999	444,625
Fannie Mae DUS	-	-	80,946	-	79,525	80,946
Ginnie Mae	-	-	-	25,931	25,893	25,931
Total Investment Securities	$-	$-	$158,036	$523,406	$667,876	$681,442

Weighted Average Yield	0.00%	0.00%	1.87%	1.90%	2.02%	1.89%

At September 30, 2012, the contractual maturity of 76.8% of all of the Company’s mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

In fiscal 2012 and 2011, there were no other-than-temporary impairments recorded.  In fiscal 2010, the other-than-temporary impairment recorded against trust preferred securities was $350,000.

Sources of Funds

General.  The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, mortgage-backed securities, and funds provided from operations.

Borrowings, including FHLB advances, repurchase agreements and funds available through the FRB Discount Window, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

Deposits.  The Company offers a variety of deposit accounts having a wide range of interest rates and terms.  The Company’s deposits consist of statement savings accounts, money market savings accounts, NOW and regular checking accounts, deposits related to prepaid cards primarily categorized as checking accounts, and certificate accounts currently ranging in terms from fourteen days to 60 days.  The Company solicits deposits from its primary market area and relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives.  Based on its experience, the Company believes that its savings, money market accounts, NOW, regular checking accounts and deposits related to prepaid cards are relatively stable sources of deposits.  However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions and potentially by the restrictions imposed under the supervisory directives.

At September 30, 2012, $1.2 billion of the Company’s deposit portfolio was attributable to MPS.  The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $1.2 billion are included with non-interest-bearing checking accounts and $11.3 million are included with savings accounts on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not pay interest.  MPS originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification. As such, management belives the Company's deposit portfolio attributable to MPS to be stable.  MPS has not experienced any significant net outflows thus far related to card programs over the six years prior to the imposition of the supervisory directive implemented during 2010, and, although the potential for migration is higher now due to restrictions on the Bank, the Company’s low cost and no cost deposits have grown, as demonstrated below.  See “Regulation - Bank Supervision and Regulation – Consent Orders and Related Matters.”  The Company takes this additional risk into account when planning its investment and liquidity strategies, but no assurance can be given that our efforts will remain successful.  See “Risk Factors” which is included in Item 1A of this Annual Report on Form 10-K.  The increase in deposits arising from MPS has allowed the Bank to reduce its reliance on higher costing certificates of deposits and public funds.

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2012	2011	2010
	(Dollars in Thousands)

Opening Balance	$1,141,620	$897,454	$653,747
Deposits	148,719,273	124,923,489	112,086,496
Withdrawals	(148,482,630)	(124,681,473)	(111,845,663)
Interest Credited	1,531	2,150	2,874

Ending Balance	$1,379,794	$1,141,620	$897,454

Net Increase	$238,174	$244,166	$243,707

Percent Increase	20.86%	27.21%	37.28%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Non-Interest Bearing Demand Accounts	$1,181,299	85.61%	$945,956	82.86%	$675,163	75.23%
Interest Bearing Demand Accounts	33,094	2.40	31,249	2.74	29,976	3.34
Savings Accounts	26,053	1.89	11,136	0.97	10,821	1.20
Money Market Accounts	38,585	2.80	36,717	3.22	35,422	3.95

Total Non-Certificate	1,279,031	92.70	1,025,058	89.79	751,382	83.72

Certificates:

Variable	218	0.02	284	0.03	380	0.04
0.00 - 1.99%	68,483	4.96	74,145	6.49	82,716	9.22
2.00 - 3.99%	28,694	2.08	35,189	3.08	51,852	5.78
4.00 - 5.99%	3,368	0.24	6,944	0.61	11,114	1.24
6.00 - 7.99%	-	-	-	-	10	0.00

Total Certificates	100,763	7.30	116,562	10.21	146,072	16.28
Total Deposits	$1,379,794	100.00%	$1,141,620	100.00%	$897,454	100.00%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2012.

	Variable	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

December 31, 2012	$19	$26,248	$16,057	$2,779	$-	$45,103	44.8%
March 31, 2013	40	4,479	1,347	156	-	6,022	6.0
June 30, 2013	41	13,986	1,894	20	-	15,941	15.8
September 30, 2013	46	3,519	523	-	-	4,088	4.1
December 31, 2013	28	6,225	835	413	-	7,501	7.4
March 31, 2014	44	711	622	-	-	1,377	1.4
June 30, 2014	-	2,091	623	-	-	2,714	2.7
September 30, 2014	-	963	1,063	-	-	2,026	2.0
December 31, 2014	-	2,676	1,481	-	-	4,157	4.1
March 31, 2015	-	681	845	-	-	1,526	1.5
June 30, 2015	-	1,220	990	-	-	2,210	2.2
September 30, 2015	-	736	199	-	-	935	0.9
Thereafter	-	4,948	2,215	-	-	7,163	7.1

Total	$218	$68,483	$28,694	$3,368	$-	$100,763	100.0%

Percent of total	0.2%	68.0%	28.5%	3.3%	0.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2012.

	Maturity

	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$29,420	$5,021	$14,058	$21,536	$70,035

Certificates of deposit of $100,000 or more	15,683	1,001	5,971	8,073	$30,728

Total certificates of deposit	$45,103	$6,022	$20,029	$29,609	$100,763

At September 30, 2012, there were $1.0 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings historically have consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2012, the Bank had $11.0 million of advances from the FHLB and the ability to borrow up to an approximate additional $277.8 million.  At September 30, 2012, there were $2.5 million in advances that had terms to maturity of one year or less. The remaining $8.5 million had maturities ranging up to 7 years.

On July 16, 2001, the Company issued all of the 10,000 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities. Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of the London Interbank Offered Rate (“LIBOR”) plus 3.75%, not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions will be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date to a date not earlier than July 25, 2007.  The option has not been exercised as of the date of this filing.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.  The trust preferred securities have been includable in the Company’s capital calculations since they were issued.

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2012, the Company had $26.4 million of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms.  These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities.  The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding.  The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into.  At September 30, 2012, the Company had no wholesale repurchase agreements outstanding.

The line of credit with First Tennessee Bank, NA that was in existence at September 30, 2011, was closed during the fiscal year ended September 30, 2012.  See Note 8 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further detail of the Company’s borrowings.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, Subordinated Debentures and under the FRB’s Temporary Term Auction Facility (“TAF”) Program borrowings for the periods indicated.

	September 30,
	2012	2011	2010
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$176,000	$117,000	$148,000
Repurchase agreements	27,617	11,787	11,880
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	-	-	50,000
Overnight Fed Funds Purchased	-	20,000	10,000

Average Balance:
FHLB advances	$45,579	$37,947	$75,067
Repurchase agreements	15,278	6,018	7,479
Subordinated debentures	10,310	10,310	10,310
FRB TAF Borrowings	-	-	6,113
Overnight Fed Funds Purchased	-	1,507	1,689

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	September 30,
	2012	2011	2010
	(Dollars in Thousands)

FHLB advances	$11,000	$11,000	$22,000
Repurchase agreements	26,400	8,055	8,904
Subordinated debentures	10,310	10,310	10,310

Total borrowings	$47,710	$29,365	$41,214

Weighted average interest rate of FHLB advances	6.00%	6.00%	5.10%

Weighted average interest rate of repurchase agreements	0.51%	0.50%	0.50%

Weighted average interest rate of subordinated debentures	4.39%	4.31%	4.21%

Weighted average interest rate of FRB TAF Borrowings	0.00%	0.00%	0.25%

Subsidiary Activities

The subsidiaries of the Company are the Bank and First Midwest Financial Capital Trust I.  The Bank has one service corporation subsidiary, First Services Financial Limited (“First Services”).  At September 30, 2012, the net book value of the Bank’s investment in First Services was approximately $115,000.The Bank organized First Services in 1983.  First Services currently has no active operations.  The Company had a subsidiary in prior fiscal periods, Meta Trust, which was sold to a third party on September 30, 2010.  The impact to the financial results of the Company was nominal.

Meta Payment Systems® Division

Meta Financial, through the MPS division of the Bank, is focused on the electronic payments industry and offers a complement of prepaid cards, consumer credit products and other payment industry related products and services that are marketed to consumers through financial institutions and other commercial entities.  The products and services offered by MPS are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.  MPS offers specific product solutions in the following areas:(i) prepaid cards, (ii) consumer credit products, and (iii) ATM sponsorship.  MPS’ products and services generally target banks, card processors and third parties who market and distribute the cards.

Each line of business of MPS’ business is discussed generally below.  With respect to the lines of business, there can be a significant amount of cross-selling and cross-utilization of personnel and resources (e.g., a client asks MPS to develop products for both prepaid and consumer credit needs).As described elsewhere herein, the Bank is subject to restrictions issued by its then regulator, the OTS, the functions of which were transferred to the OCC in July 2011.  For further discussion see “Regulation - Bank Supervision and Regulation – Consent Orders and Related Matters.”

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

This segment of MPS’ business can generally be divided into three categories:  reloadable cards, non-reloadable cards, and benefit/insurance cards.  These programs are typically offered via a third party relationship.  We are under restriction, by order of OTS, not to enter into new third party relationships or amend existing agreements absent prior approval.  For further information, see “Regulation - Bank Supervision and Regulation – Consent Orders and Related Matters.”  Government benefits are another growing application for prepaid cards; however, MPS has not focused on this category to date.

Reloadable Cards.  The most common reloadable prepaid card programs are payroll cards, whereby an employee’s payroll is loaded to the card by their employer utilizing direct deposit.  General Purpose Reloadable (GPR) cards are usually distributed by retailers and can be reloaded an indefinite number of times at participating retail load networks.  Other examples of reloadable cards are travel cards which are used to replace travelers checks and can be reloaded a predetermined number of times as well as tax-related cards where a taxpayer’s refund, refund anticipation loan, or preseason tax loan proceeds are placed on the card.  Reloadable cards are generally open loop cards that consumers can use to obtain cash at ATMs or purchase goods and services wherever such cards are accepted for payment.

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

Consumer Credit Products.  In its belief that credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and afford the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns, the Company has offered certain credit programs that were designed to accomplish these objectives.  One such program – iAdvance – was eliminated at the direction of the OTS effective October 13, 2010.  Further, as was the case in fiscal 2011 and 2012, we do not expect to offer pre-season or refund anticipation loans or refund transfer services in fiscal 2013.  For further information, see “Regulation – Bank Supervision and Regulation – Consent Orders and Related Matters.”

MPS has strived to offer consumers innovative payment products, including credit products.  Most credit products have fallen into one of two general categories:  (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk.  MPS’s sponsorship lending programs are governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors.  MPS discontinued sponsorship lending programs in fiscal year 2012.  A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that has indemnified MPS and the Bank for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risks.  Therefore, MPS has endeavored to employ policies, procedures, and information systems that it believes are commensurate with the added risk and exposure.  Due to supervisory directives issued by our regulator, an MPS lending program - iAdvance – was eliminated effective October 13, 2010.  In addition, our third party relationship programs have been limited to third party relationships in existence at the time the directives were issued, absent prior approval to engage in new relationships.  For additional discussion, see “Regulation - Bank Supervision and Regulation – Consent Orders and Related Matters.”

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

The same restrictions applicable to third-party relationships as described above also apply to our ATM Sponsorship business; see “Regulation – Bank Supervision and Regulation – Consent Orders and Related Matters.”

Regulation

The Company is regulated as a savings and loan holding company by the Federal Reserve.  As a savings and loan holding company, the Company is required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve and of the SEC under federal securities laws.  The Bank is a federally chartered thrift institution that is subject to broad federal regulation and oversight extending to all of its operations by the OCC, its primary federal regulator, and by the FDIC as deposit insurer.  The Bank is also a member of the FHLB.  See “Risk Factors” which is included in Item 1A of this Annual Report on Form 10-K.

The legislative and regulatory enactments described below have had and are expected to continue to have a material impact upon the operations of the Company and the Bank.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).  In response to the current national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandated changes in several key areas:  regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  Importantly for the Bank, the Dodd-Frank Act also abolished the OTS on July 21, 2011, and transferred rulemaking authority and regulatory oversight to the OCC with respect to federal savings banks, such as the Bank, and to the Board of Governors of the Federal Reserve System with respect to savings and loan holding companies, such as the Company.  While the changes in the law required by the Dodd-Frank Act will most significantly have a major impact on large institutions, even relatively small institutions such as ours will be affected.

Pursuant to the Dodd-Frank Act, the Bank is subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve, known as the Consumer Financial Protection Bureau (the “Bureau”).  The Bureau has consolidated rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank.  The Bureau will not, however, examine or supervise the Bank for compliance with such regulations; rather, based on the Bank's size (less than $10 billion), enforcement authority will remain with the Bank’s primary federal regulator although the Bank may be required to submit reports or other materials to the Bureau upon its request.  The Bureau began to exercise its authority on July 21, 2011 with respect to insured depository institutions like the Bank.

The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing (known as the “Durbin Amendment”).  The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rule, interchange fees for debit card transactions were capped at $0.21 plus five basis points to be eligible for a “safe harbor” such that the fee is conclusively reasonable and proportionate.  Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain standards designed by the Federal Reserve are implemented including an annual review of fraud prevention policies and procedures.  With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.  Notably, the interchange fee restrictions in the Durbin Amendment do not apply to the Bank because debit card issuers with total worldwide assets of less than $10 billion are exempt.

The FDIC’s Transaction Account Guarantee (“TAG”) Program was also extended until December 31, 2012 under the Dodd-Frank Act.  The TAG Program provides deposit insurance in excess of $250,000 for certain transaction accounts and all insured depository institutions (such as the Bank) were required to participate.  As of the date of this filing, it appears likely that the TAG Program will not be further extended.

The Dodd-Frank Act also included a provision that supplements the Federal Trade Commission Act’s prohibitions against practices that are unfair or deceptive by also prohibiting practices that are “abusive.”  The Bureau’s Director, Richard Cordray, has publicly stated that this term will not be defined by regulation but will, instead, be illuminated by the enforcement actions the Bureau initiates.

In addition, and among other legislative changes that we and the Bank will need to assess, the Dodd-Frank Act requires us to: (1) be subject to an assessment model from the FDIC based upon assets, not deposits (as described herein); (2) be subject to enhanced executive compensation and corporate governance requirements; and (3) evaluate our capital compliance at the holding company level due to our issuance of trust preferred securities.

The extent to which the new legislation and existing and planned governmental initiatives thereunder will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  In addition, because some components of the Dodd-Frank Act have not been finalized, it is difficult to predict the ultimate effect of the Dodd-Frank Act on us or the Bank at this time.  It is likely, however, that our operational expenses will increase as a result of new compliance requirements.

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

Credit Card Regulation.  The Credit Card Accountability Responsibility and Disclosure Act was signed into law on May 22, 2009 (the “Credit Card Act”).  The Credit Card Act bans retroactive rate increases, requires that bills be due no less than 21 days from the time of mailing, requires that credit card contracts be accessible on the Internet, and allows consumers to opt-in if they choose to use a card issuer’s over-limit protection.  While certain open-end credit programs of the Bank were impacted by the Credit Card Act, the operational and financial impact to the Bank were immaterial.  Two of the Bank’s credit card programs had significant changes to the terms and conditions as a result of the Credit Card Act.  However, the account portfolio for these programs was relatively small, and each of these programs has ceased to add any new accounts.  Additionally, the Fingerhut Program, which was a significant portfolio, terminated its agreement with MetaBank as of July 2012.

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

Home Affordable Refinance Program (“HARP”).  Announced in November 2011, the HARP is available for refinances of existing and qualified Fannie Mae or Freddie Mac loans only.  The goal of the refinance effort, as announced by the President of the United States, is “to provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.”  The expectation is that refinancing a qualified loan will put responsible borrowers in a better position by reducing their monthly principal and interest payments or moving them from a more risky loan structure (such as interest-only or short-term ARM) to a more stable product.  It is anticipated that this program will have minimal impact on the Company.

Privacy.  The Bank is required by statute and regulation to disclose its privacy policies to its customers on an annual basis.  Pursuant to such privacy notices, the Bank’s customers may opt out of the sharing of their nonpublic personal information with nonaffiliated third parties.  The Bank is also required to appropriately safeguard its customers’ personal information.

Preemption.  On July 21, 2011, the preemption provisions of the Dodd-Frank Act became effective, requiring that federal savings associations be subject to the same preemption standards as national banks, with respect to the application of state consumer laws to the interstate activities of federally chartered depository institutions.  Under the preemption standards established under the Dodd-Frank Act for both national banks and federal savings associations, preemption of a state consumer financial law is permissible only if:  (1) application of the state law would have a discriminatory effect on national banks or federal thrifts as compared to state banks; (2) the state law is preempted under a judicial standard that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank’s or federal thrift’s powers before it can be preempted, with such preemption determination being made by the OCC (by regulation or order) or by a court, in either case on a “case-by-case” basis; or (3) the state law is preempted by another provision of federal law other than Title X of the Dodd-Frank Act.  Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal thrifts themselves, and not their non-depository institution subsidiaries or affiliates.  Specifically, operating subsidiaries of national banks and federal thrifts that are not themselves chartered as a national bank or federal thrift may no longer benefit from federal preemption of state consumer financial laws, which shall apply to such subsidiaries (or affiliates) to the same extent that they apply to any person, corporation or entity subject to such state laws.

Prohibition on Unfair, Deceptive and Abusive Acts and Practices.  July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity, the Bureau, which is charged with the mission of protecting consumer interests.  The Bureau is responsible for administering and carrying out the purposes and objectives of the federal consumer financial laws and to prevent evasions thereof, with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking and enforcement powers, the new Bureau has the potential to reshape the consumer financial laws through rulemaking, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.

Other Regulation.  The Bank is also subject to a variety of other regulations with respect to its business operations including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act.  As discussed below, any change in the regulations affecting the Bank’s operations is not predictable and could affect the Bank’s operations and profitability.

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

Any change in the nature of such regulation and oversight, whether by the OCC, the FDIC, the Federal Reserve, or legislatively by Congress, could have a material impact on the Company or the Bank and their respective operations.  The discussion herein of the regulatory and supervisory structure within which the Bank operates is general and does not purport to be exhaustive or a complete description of the laws and regulations involved in the Bank’s operations.  The discussion is qualified in its entirety by the actual laws and regulations.

Federal Regulation of the Bank.  As the primary federal regulator for federal savings associations, the OCC has extensive authority over the operations of federal savings associations, such as the Bank.  This regulation and supervision establishes a comprehensive framework for activities in which a federal savings association can engage and is intended primarily for the protection of the Deposit Insurance Fund (“DIF”) and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Given the extensive transfer of former OTS authority to multiple agencies, Section 316 of the Dodd-Frank Act requires the OCC to identify and publish in the Federal Register separate lists of the current OTS regulations that the OCC will continue to enforce for federal savings associations after the transfer date.  In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of federal savings associations, the OCC published a final rule on July 21, 2011 that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21, 2011 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations.  In addition, on May 17, 2012, the OCC rescinded additional OTS documents, including a large number related to the supervision and examination of federal savings associations.  The OCC’s regulations supersede the OTS regulations and are indicative of the OCC's goal of one integrated policy platform for national banks and savings associations.

It is possible that additional OCC rulemaking could require significant revisions to the regulations under which the Bank operates and is supervised.  Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on the Bank and its operations and on the Company and its stockholders.

Business Activities

The activities of federal savings associations are generally governed by federal laws and regulations.  These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage.  In particular, many types of lending authority for federal savings associations are limited to a specified percentage of the institution’s capital or assets.

Loan and Investment Powers

The Bank derives its lending and investment powers from the Home Owners’ Loan Act (the “HOLA”) and the OCC’s implementing regulations thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.  These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association’s assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third- party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes.

The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2012, the Bank’s lending limit under these restrictions was $21.6 million.  The Bank is in compliance with this lending limit.

Consent Orders and Related Matters

During 2010, the OTS issued Supervisory Directives to the Bank based on the OTS’ assessment of the Bank’s third party relationship risk, enterprise risk management, and rapid growth (in the MPS division) and had also advised the Bank that the OTS had determined that the Bank engaged in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act and the OTS Advertising Regulation in connection with the Bank’s operation of the iAdvance line of credit program. On July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (together, the “Orders” or the “Consent Orders”) issued by the OTS.  Under the Orders, the OTS and the Bank agreed upon a Remuneration Plan to provide reimbursement to iAdvance Line of Credit borrowers affected by the Bank’s failure to implement a recurring use plan.  The Remuneration Plan provided for an aggregate amount of $4.8 million to be paid to iAdvance customers and such plan has been completed with no related outstanding deliverables.  The Bank also stipulated and consented to an Order of Assessment of a Civil Money Penalty (the “Assessment”) providing for the Bank’s payment of $400,000.  The Orders and the Assessment became effective on July 15, 2011.  Both sums were paid in the fourth quarter of fiscal 2011.  Under the terms of the Orders and the Assessment, the OTS acknowledged that the Company and the Bank neither admitted nor denied the OTS findings in the Orders and the Assessment or that grounds existed to initiate a proceeding.

On July 21, 2011, pursuant to the Dodd Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve.  The OCC is now responsible for the ongoing examination, supervision and regulation of the Bank, including matters with respect to the Consent Order against the Bank.  The Dodd Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing federal savings banks.  The Federal Reserve is now responsible for the ongoing examination, supervision and regulation of the Company, including matters with respect to the Consent Order against the Company.

The Orders require the Company and the Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital and require non objection by OTS (or its successor) for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt.  Under the terms of the Order, the Bank agreed that it will cease and desist from (1) violations of certain laws and regulations and (2) unsafe or unsound practices that resulted in it operating without adequate:  (a) internal controls, management information systems and internal audit reviews of its third party sponsorship arrangements; and (b) certain information technology policies and procedures.  The limitations related to MPS following the issuance of the Supervisory Directives remain in place, as do the Orders, and the Bank’s actions continue to be evaluated by the OCC, the OTS’s successor.  Such limitations include receiving the prior written approval of the OCC before the Bank may (1) enter into any new third party relationship agreement concerning any credit product, deposit product (including prepaid cards), or automatic teller machine,  or materially amend any such existing agreement (except for amendments to achieve compliance with applicable laws, regulations, or regulatory guidance); (2) originate, directly or through any third party, tax refund anticipation loans; (3) offer a tax refund transfer processing service directly or through any third party; or (4) offer or originate iAdvance lines of credit to new customers or permit draws on existing iAdvance lines of credit, either directly or through any third party.

The Orders further require the Company and the Bank to submit to the OTS (now, the Federal Reserve and the OCC, respectively) various management and compliance plans and programs to address the matters identified in the Supervisory Directives and Consent Orders, as well as plans for enhancing Company and Bank capital.  Since the issuance of the Supervisory Directives and the Consent Orders and the abolishment of the OTS, the Company has raised, in the aggregate, $47.4 million in equity capital and the Company and the Bank have been cooperating with the OCC and the Federal Reserve to correct those aspects of their operations that were addressed in the Orders.

Satisfaction of the requirements of the Orders is subject to the ongoing review and supervision of the OCC with respect to the Bank and the Federal Reserve with respect to the Company.  The Bank and the Company have and expect to continue to expend significant management and financial resources to address areas that were cited in the Orders; such matters include but are not limited to capital preservation and enhancement commensurate with the Bank’s risk profile, improvement of core earnings from interest income, management and board oversight of the Bank, risk management and internal controls, compliance management, and Bank Secrecy Act compliance.

There can be no assurance that our regulators will ultimately determine that we have met all of the requirements of the Orders to their satisfaction.  If our regulators believe that we have not made sufficient progress in complying with the Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital.  For additional information regarding compliance with the Orders, see “Risk Factors – Risks Related to the Company’s Business and – Risks Related to the Banking Industry.”  For additional information with respect to certain risks related to the MPS division specifically, see “Risk Factors – Risks Related to Meta Payment Systems, a division of the Bank.”

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

The FDIC imposes an assessment against all depository institutions for deposit insurance.  Pursuant to the Dodd-Frank Act, with respect to deposit insurance premiums, the new assessment base calculation will be average consolidated total assets less average tangible equity (defined as Tier 1 capital).  At September 30, 2012, the Bank’s risk category assignment required a payment of $0.04 per $100 of its total assessment base of approximately $1.4 billion.  The FDIC’s board has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  Pursuant to the Dodd-Frank Act, with respect to deposit insurance premiums, the new assessment base calculation will be average consolidated total assets less average tangible equity (defined as Tier 1 capital).  At September 30, 2012, the FICO assessment was equal to .66 basis points for each $100 of its total assessment base of approximately $1.4 billion.  These assessments will continue until the bonds mature in 2019.

Interest Rate Risk Management.  The OCC requires federal savings banks, like the Bank, to have an effective and sound interest rate risk management program, including appropriate measurement and reporting, robust and meaningful stress testing, assumption development reflecting the institution’s experience, and comprehensive model valuation.  Interest rate risk exposure is supposed to be managed using processes and systems commensurate with their earnings and capital levels; complexity; business model; risk profile; and scope of operations.  As of March 31, 2012, federal savings banks are required to have an independent interest rate risk management process in place that measures both earnings and capital at risk.

Stress Testing.  Although the Dodd-Frank Act requires institutions with more than $10 billion in assets to conduct required stress testing, the OCC expects every bank, regardless of its size or risk profile, to have an effective internal process to (1) assess its capital adequacy in relation to its overall risks at least annually, and (2) to plan for maintaining appropriate capital levels.  It is the OCC’s belief that stress testing permits community banks to identify their key vulnerabilities to market forces and assess how to effectively manage those risks should they emerge.  If stress testing results indicate that capital ratios could fall below the level needed to adequately support the bank’s overall risk profile, the OCC believes the bank’s board and management should take appropriate steps to protect the bank from such an occurrence, including establishing a plan that requires closer monitoring of market information, adjusting strategic and capital plans to mitigate risk, changing risk appetite and risk tolerance levels, limiting or stopping loan growth or adjusting the portfolio mix, adjusting underwriting standards, raising more capital, and selling or hedging loans to reduce the potential impact from such stress events.

Assessments.  The Dodd-Frank Act transferred authority to collect assessments for federal savings associations from the OTS to the OCC.  This authority was effective as of the transfer date, July 21, 2011.  The Dodd-Frank Act also provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity, and any other factor that is appropriate.  Prior to the transfer date, the OCC and the OTS assessed banks and savings associations, respectively, using different methodologies, although the agencies’ methodologies generally resulted in similar levels of assessments.  Under the OTS assessment system, assessments were due each year on January 31 and July 31, and were calculated based on an institution’s asset size, condition, and complexity.  The Bank’s assessment (standard assessment) for the fiscal year ended June 30, 2012, was $241,356.  Beginning with assessments charged in September 2012, all national banks and federal savings associations are assessed using the OCC’s assessment structure. Institutions such as the Bank that required increased supervisory resources are subject to a supervisory surcharge by the OCC.  This fee is intended to reflect the increased costs of supervision incurred by the OCC with respect to such institution.

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

As of September 30, 2012, the Bank exceeded all of its regulatory capital requirements with core, tangible and risk-based capital ratios of 8.56%, 8.56% and 23.59% respectively, and was designated as “well-capitalized” under federal guidelines.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Federal Reserve and the OCC are reviewing consolidated capital requirements for all depository institutions and their holding companies pursuant to Section 171 of the Dodd Frank Act and the Basel Committee on Banking Supervision’s “Basel III:  A global regulatory framework for more resilient banks and banking systems” report (“Basel III”).  The timing and content of a Basel III framework remains unclear following the regulators’ recently announced implementation delay.  For more information, see “Risk Factors - Risks Related to Our Industry and Business.”

Prompt Corrective Action.  Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements.  Effective December 19, 1992, the federal banking agencies were given additional enforcement authority with respect to undercapitalized depository institutions.  Under the regulations, an institution is deemed to be (a) "well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) "adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (c) "undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (d) "significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) "critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In certain situations, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

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

Undercapitalized banks may not accept, renew or rollover brokered deposits, and are subject to restrictions on the soliciting of deposits over prevailing rates.  In addition, undercapitalized banks are subject to certain regulatory restrictions.  These restrictions include, among others, that such a bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with a capital restoration plan approved by the FDIC and the bank’s ratio of equity to total assets increases during the calendar quarter at a rate sufficient to enable the bank to become adequately capitalized within a reasonable time. In addition, such banks may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval.  In addition, as part of a capital restoration plan, the Company must generally guarantee that the bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee.  If a capital restoration plan is not approved, or if the bank fails to implement the plan in any material respect, the bank would be treated as if it were “significantly undercapitalized,” which would result in the imposition of a number of additional requirements and restrictions.  It should also be noted all FDIC-insured institutions are assigned an assessment risk.  In general, weaker banks (those with a higher assessment risk) are subject to higher assessments than stronger banks.  An adverse change in category can lead to materially higher expenses for insured institutions.  Finally, bank regulatory agencies have the ability to seek to impose higher than normal capital requirements known as individual minimum capital requirements (“IMCR”) for institutions with higher risk profiles.  If the Bank’s capital status – now well capitalized – changes as a result of future operations or regulatory order, or if it becomes subject to an IMCR, the Company’s financial condition or results of operations could be adversely affected.  See “— Consent Orders and Related Matters.”

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

Branching by Federal Savings Associations.  Subject to certain limitations, the HOLA and the OCC regulations permit federally chartered savings associations to establish branches in any state of the United States.  The authority to establish such branches is available if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the savings association were a state savings association chartered by such state or if the association qualifies as a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, which imposes qualification requirements similar to those for a “qualified thrift lender” under the HOLA. See “—Qualified Thrift Lender Test.”  The branching authority under the HOLA and the OCC regulations preempts any state law purporting to regulate branching by federal savings associations.

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

A federal savings association proposing to make a capital distribution is required to submit an application to the OCC if: the association does not qualify for expedited treatment pursuant to criteria set forth in OCC regulations; the total amount of all of the association’s capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association’s net income for that year to date plus the association’s retained net income for the preceding two years; the association would not be at least adequately capitalized following the distribution; or the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OCC or the Company’s and Bank’s former regulator, the OTS, or violate a condition imposed on the association in an application or notice approved by the OCC or the OTS.

A federal savings association proposing to make a capital distribution is required to submit a prior notice to the OCC if: the association would not be well capitalized following the distribution; the proposed capital distribution would reduce the amount of or retire any part of the association’s common or preferred stock or retire any part of debt instruments such as notes or subordinate debentures included in the association’s capital (other than regular payments required under a debt instrument); or the association is a subsidiary of a savings and loan holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve, in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

Each of the Federal Reserve and OCC have primary reviewing responsibility for the applications or notices required to be submitted to them by savings associations relating to a proposed distribution.  The Federal Reserve may disapprove of a notice, and the OCC may disapprove of a notice or deny an application, if:

●	the savings association would be undercapitalized following the distribution;

●	the proposed distribution raises safety and soundness concerns; or

●
the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the savings association (or its holding company, in the case of the Federal Reserve) and the entity’s primary federal regulator, or a condition imposed on the savings association (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity’s primary federal regulator.

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

During the fiscal year ended September 30, 2012, the Bank paid no cash dividends to the Company, as the Company utilized existing cash holdings for payment of dividends to the Company’s stockholders and other holding company expenses.

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related to loans and investments.  At September 30, 2012, the Bank met the test and always has since its inception.

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

Community Reinvestment Act.  Under the Community Reinvestment Act (the “CRA”), the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  In the Bank’s most recent CRA examination, notwithstanding that the Bank’s record was consistent with an overall rating of “Satisfactory,” the Bank received a “Needs to Improve” rating due to the criticized credit practices associated with the iAdvance product, which the Bank is no longer offering.  The CRA requires the OCC, to take such rating into account in considering an application for any of the following:  (i) the establishment of a domestic branch; (ii) the relocation of its main office or of a branch; (iii) the merger or consolidation with or acquisition of assets or assumption of liabilities of an insured depository institution; or (iv) the conversion of the Bank to a national charter.  If the Bank submitted any of the above-listed applications, the OCC may consider the Bank’s overall “Needs to Improve” rating negatively.

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

As members of the FHLB System, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount of 4.45% to support outstanding advances and mortgage loans.  At September 30, 2012, the Bank had in the aggregate $2.1 million in FHLB stock, which was in compliance with this requirement.  For the fiscal year ended September 30, 2012, dividends paid by the FHLB to the Bank totaled $146,000.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.  In addition, the federal agency that regulates the FHLBs has required each FHLB to register its stock with the SEC, which will increase the costs of each FHLB and may have other effects that are not possible to predict at this time.

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

Restrictions Applicable to All Savings and Loan Holding Companies.

Federal law prohibits a savings and loan holding company, including us, directly or indirectly, from acquiring:

●	control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior Federal Reserve approval;

●
through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Federal Reserve approval; or

●	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the Federal Reserve).

A savings and loan holding company may not acquire as a separate subsidiary an FDIC-insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

●	in the case of certain emergency acquisitions approved by the FDIC;

●	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

●
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

Activities Restrictions.

Prior to the Dodd-Frank Act, savings and loan holding companies were generally permitted to engage in a wider array of activities than those permissible for their bank holding company counterparts and may have concentrations in real estate lending that are not typical for bank holding companies.  Section 606 of the Dodd-Frank Act amended the HOLA by inserting a new requirement that conditions the ability of non-grandfathered savings and loan holding companies that are not exempt from the HOLA’s restrictions on activities to engage in certain activities.  Pursuant to this new requirement, a covered savings and loan holding company may engage in activities that are permissible only for a financial holding company under Section 4(k) of the BHCA if the covered company meets all of the criteria to qualify as a financial holding company, and complies with all of the requirements applicable to a financial holding company as if the covered savings and loan holding company was a bank holding company.  Moreover, going forward, savings and loan holding companies engaging in new activities permissible for bank holding companies will need to comply with notice and filing requirements of the Federal Reserve.

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

Source of Strength and Capital Requirements.

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

In addition, as discussed in the Federal Reserve’s Notice of Intent issued on April 15, 2011, the Federal Reserve, together with the other federal banking agencies, is reviewing consolidated capital requirements for all depository institutions and their holding companies pursuant to section 171 of the Dodd-Frank Act and the Basel Committee on Banking Supervision’s “Basel III:  A global regulatory framework for more resilient banks and banking systems” report (“Basel III”).  It is expected that the Basel III notice of proposed rulemaking also would address any proposed application of Basel III-based requirements to savings and loan holding companies.  When the rule-making process is complete, it is anticipated that this definition will be changed to be more closely aligned to the definition of well-capitalized for bank holding companies.  The timing and content of a Basel III framework remains unclear following the regulators’ recently announced implementation delay.  For more information, see “Risk Factors – Risks Related To Our Industry and Business.”

Examination.

In connection with its assumption of responsibility for the ongoing supervision and examination of savings and loan holding companies, the Federal Reserve issued a supervisory letter on July 21, 2011 that described the supervisory approach the Federal Reserve will use during the first supervisory cycle and going forward generally for savings and loan holding companies.  For purposes of the guidance, the first supervisory cycle is the period of time between July 21, 2011, and the close of the first required inspection.  To help facilitate the transition of savings and loan holding companies to the supervisory jurisdiction of the Federal Reserve, the Federal Reserve noted in its letter that the first cycle of savings and loan holding company inspections will be instructive to both the Federal Reserve and savings and loan holding company management in terms of practical issues that arise in the supervision of a savings and loan holding company.  In particular, examiners will be using the first supervisory cycle to inform savings and loan holding companies how their operations compare to the Federal Reserve’s supervisory expectations, which is expected to allow for savings and loan holding company management to make operational changes in response to the Federal Reserve’s supervisory expectations, if necessary.  Also, the Federal Reserve plans to use the first inspections for the Federal Reserve supervisory staff to better understand a savings and loan holding company’s operations and business model and how the Federal Reserve’s holding company supervision framework can most effectively be implemented at these companies.  Accordingly, the Federal Reserve’s focus for inspection activities during the first supervisory cycle will be on gaining an understanding of the structure and operations of each savings and loan holding company.

After the first supervisory cycle and going forward, the Federal Reserve intends, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision.  As with bank holding companies, the Federal Reserve’s objective will be to ensure that a savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).

In accordance with its goal to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision, the Federal Reserve anticipates transitioning savings and loan holding companies to the Federal Reserve’s “RFI/C(D)” rating system (commonly referred to as “RFI”).  The Federal Reserve expects to issue a notice shortly outlining application of the RFI rating system to savings and loan holding companies and any modifications that the Federal Reserve believes are necessary to accommodate savings and loan holding companies.  That notice will provide the public with an additional opportunity to comment and will provide for a transition period before Federal Reserve examiners will assign final RFI ratings.

Change of Control.

The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to “control” a bank or savings association.  The definition of control found in the HOLA is similar to that found in the BHCA for bank holding companies.  Both statutes apply a similar three-prong test for determining when a company controls a bank or savings association.  Specifically, a company has control over either a bank or savings association if the company:

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

The Federal Reserve recently adopted an interim final rule that, among other things, implements the HOLA to govern the operations of savings and loan holding companies.  The new rule, known as Regulation LL, includes a specific definition of “control” similar to the statutory definition, with certain additional provisions.  Additionally, Regulation LL modifies the regulations previously used by the OTS for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act (“CBCA”).  In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve proposes to use its established rules and processes with respect to control determinations under the HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency.

The Federal Reserve stated in the interim final rule that it will review investments and relationships with savings and loan holding companies by companies using the current practices and policies applicable to bank holding companies to the extent possible.  Overall, the indicia of control used by the Federal Reserve under the BHCA to determine whether a company has a controlling influence over the management or policies of a banking organization (which for Federal Reserve purposes, will now include savings associations and savings and loan holding companies) are similar to the control factors found in OTS regulations.  However, the OTS rules weighed these factors somewhat differently and used a different review process designed to be more mechanical.

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

Federal and State Taxation

Federal and State Taxation.  Meta Financial Group, Inc. and its subsidiaries file consolidated federal income tax returns and separate income or franchise tax returns as required by various states on a fiscal year basis using the accrual method of accounting.  We monitor relevant tax authorities and change our estimate of accrued income tax due to changes in income or franchise tax laws and their interpretation by the courts and regulatory authorities.  In addition to the regular income tax, corporations, including savings banks such as the Bank, generally are subject to a minimum tax.  An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2012, the Bank’s Excess for tax purposes totaled approximately $6.7 million.

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

The Company’s MPS division serves customers nationally and also faces strong competition from large commercial banks and specialty providers of electronic payments processing and servicing, including prepaid, debit, and credit card issuers, ACH processors, and ATM network sponsors.  Many of these national players are aggressive competitors, leveraging relationships and economies of scale.

Employees

At September 30, 2012, the Company and its subsidiaries had a total of 410 full-time equivalent employees.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officer of the Company Who Is Not A Director

The following information as to the business experience during the past five years is provided with respect to an executive officer of the Company who is not serving on the Company’s Board of Directors.  There are no arrangements or understandings between such person named and any persons pursuant to which such officer was selected.

Mr. David W. Leedom, age 58, is Executive Vice President, Secretary, Treasurer, and Chief Financial Officer of the Company after being appointed to the position on January 28, 2008.  Additionally, Mr. Leedom is a member of the Executive Committees for both the Company and the Bank.  Mr. Leedom has over 25 years of experience in the banking and financial services industry to the company.  Mr. Leedom previously served as Senior Vice President of Portfolio Credit and Business Analytics at the Bank from January 2007 to October 2007 when he was appointed Acting Chief Financial Officer.  He previously served as a Senior and as an Executive Vice President for BankFirst for 11 years prior to joining Meta in January 2007; his experience at BankFirst included his positions as EVP of Accounting and Finance and Credit Portfolio Management.  Mr. Leedom’s experience also includes 11 years at Citibank.  Mr. Leedom received a Bachelor of Business Administration in Accounting degree from the University of Iowa.

Item 1A.	Risk Factors

Factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results include those described below as well as other risks and factors identified from time to time in our SEC filings.  The Company’s business could be harmed by any of these risks, as well as other risks that we have not identified.  The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment.  In assessing these risks, you should also refer to the other information contained in this annual report on Form 10-K, including the Company’s financial statements and related notes.

Risks Related to Our Industry and Business

Failure to generate sufficient capital to support our anticipated growth could adversely affect our earnings and prospects.

The Company has recently experienced considerable growth, having increased its assets from $1.3 billion to $1.6 billion during the fiscal year ended September 30, 2012.  Funded primarily by growth of no- and low-interest bearing deposits, the proceeds thereof have been invested primarily in municipal bonds, mortgage-backed securities (“MBS”) and investment securities available for sale.  While the Company believes its asset quality to be good, particularly in comparison to most banking institutions, the Company’s asset growth, if continued as expected, will generate a need for higher levels of capital which management believes may not be met through earnings retention alone.  In that respect, the Company recently completed two private placements of its common stock which raised $12.8 million and $33.3 million, net, respectively, in additional capital, all of which qualifies as Tier 1 capital for regulatory purposes.  There can be no assurance, however, that the Company will be able to continue to access sources of capital, private or public.  Failure to remain well-capitalized, or to attain potentially even higher levels of capitalization that could be required in the future under regulatory initiatives mandated by Congress, our regulatory agencies, or under the Basel accords, could adversely affect the Company’s earnings and prospects.

We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

We have experienced significant growth in the amount of our assets and the level of our deposits. Our future profitability will depend in part on our continued ability to grow; however, we may not be able to sustain our historical growth rate or be able to grow. Our future success will depend on competitive factors and on the ability of our senior management to continue to improve our system of internal controls and procedures and manage a growing number of customer relationships. We may not be able to implement improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls. Consequently, continued growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

It remains unclear whether the “fiscal cliff” will be averted.

The term “fiscal cliff” is the popular term used to describe the Budget Control Act of 2011, which is scheduled to expire on December 31, 2012.  If the Budget Control Act expires, and if no agreement is reached in a timely manner by Congress and the President that results in superseding legislation, there is a risk, among other things, that the U.S. economy will re-enter a recessionary period with a substantial increase in unemployment.  Such a result could have a material adverse effect on the Company’s financial condition and results of operations.  As of the time of the publication of this annual report, it is not clear whether an agreement will be reached and, even if reached, what provisions such agreement will contain.  As such, even the effect of reaching an agreement (the terms of which cannot yet be determined) cannot be predicted by the Company at this time.

Our underwriting practices may not prevent losses in our loan portfolio.

Our underwriting practices are designed to mitigate risk by adhering to specific loan parameters.  Components of our underwriting program include an analysis of the borrower and their creditworthiness, a financial statement review, and, if applicable, cash flow projections and a valuation of collateral.  We may incur losses in our loan portfolio if our underwriting criteria fail to identify pertinent credit risks.  It is possible that losses will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for loan losses, which could have an adverse effect on our financial condition and results of operations.

Our lending operations are concentrated in Iowa and South Dakota.

Our lending activities are largely based in Iowa and South Dakota.  As a result, our financial performance depends to a great degree on the economic conditions in these areas.  If local economic conditions worsen it could cause us to experience an increase in the number of borrowers who default on their loans along with a reduction in the value of the collateral securing such loans, which could have an adverse effect on our financial condition and results of operations.

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States.  General downward economic trends, low growth, reduced availability of commercial credit and continued levels of high unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Many financial institutions have experienced decreased access to deposits and borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

●
Separate and apart from enforcement orders issued against the Bank and the Company, we face increased regulation of our industry.  Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

●	Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

●
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

●	The value of the portfolio of investment securities that we hold, including our trust preferred securities, may be adversely affected; and

●	Due to financial setbacks or other regulatory action, we may be required to pay significantly higher FDIC insurance premiums in the future. See “– Regulation.”

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be determined through agency rulemaking.

The full compliance burden and impact on our operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation.  Hundreds of new federal regulations, studies and reports are required under the Dodd-Frank Act and not all of them have been finalized.  Although certain provisions of the Dodd-Frank Act have been implemented (such as the transfer of regulation of federal savings banks like the Bank to the OCC and the transfer of savings and loan holding company regulation to the Federal Reserve), federal rules and policies in this area will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to higher costs as well as noncompliance risk and consequences.

Under the recently enacted Dodd-Frank Act, trust preferred securities issued on or after May 19, 2010 are no longer eligible for inclusion in Tier 1 capital.  For trust preferred securities issued before May 19, 2010, regulatory capital deductions will generally be required during a phase in period from January 1, 2013 to January 1, 2016; however, depository institution holding companies with assets of less than $15 billion as of year-end 2009 enjoy a permanent grandfather right with respect to such securities for purposes of calculating regulatory capital.

Transfer of the OTS’ supervisory and rulemaking functions to other federal banking agencies has changed the way that we are regulated.

Both the Bank and Company have transitioned to the jurisdiction of new primary federal regulators, which changes the way both are regulated.  Specifically, the OTS’ supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations were transferred to the OCC on July 21, 2011, while the OTS’ supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries were transferred to the FRB on the same date.  The transition of supervisory functions from the OTS to these agencies has altered the operations of the Bank and Company so as to be more closely aligned with the OCC’s and FRB’s respective supervision of national banks and their bank holding companies.  As a result of these transitions, we are experiencing changes in the way we are supervised.  While we believe our experience thus far has been positive we may yet experience challenges with respect to this transition to our new regulators.

The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.

The Bureau has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof” with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”).  The term “abusive” is new and untested, and because Bureau officials have indicated that compliance will be achieved through enforcement rather than the issuance of a regulation, we cannot predict to what extent the Bureau’s future actions will have on the banking industry or the Company.  The full reach and impact of the Bureau’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown.  Notwithstanding the foregoing, insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, rather than the Bureau, with respect to compliance with federal consumer protection laws.

To date, the Bureau has finalized a number of regulations affecting non-bank entities that offer consumer financial products and services, including those related to “larger participants” (over which the Bureau will have supervisory authority). In addition, with respect to all entities subject to Bureau enforcement activity, the Bureau has issued final rules with respect to the confidential treatment of privileged information and rules of practice for adjudicatory proceedings.

The Bureau issued on May 23, 2012 an advance notice of proposed rulemaking regarding prepaid cards, which are the core of the Bank’s MPS business line.  In its request for information, the Bureau asked for comments regarding the issuance, use and characteristics (such as FDIC insurance) of prepaid cards and the funds that are loaded onto them.  It is anticipated that a proposed rule with respect to the offering of prepaid products will be issued during calendar year 2013. It is not possible, however, for the Bank or the Company to project the effect of a final rule on the MPS business unit at this time.

As of the date of this filing, the Bureau has also proposed regulations related to mortgage product offerings, including those related to qualified mortgages, the ability to repay mortgages and high cost mortgage loans.  Neither the Bank nor the Company believes that any of the possible mortgage regulations, if adopted in substantial conformity with their proposals, will significantly impact product offerings, although it is possible that the manner in which the Bureau defines such products could have an impact on the Company’s capital requirements, with the effect of raising the Company’s risk-based capital requirements.

With respect to final regulations that affect insured depository institutions such as the Bank, the Bureau also issued a final rule related to remittances, although such rule is not likely to apply to the Bank, which has offered no more than 10 remittance transfers on average over the last five years, as it covers only those entities that provide at least 100 remittance transfers per calendar year.

Our most recent Community Reinvestment Act (“CRA”) rating could have a negative effect on the OCC’s review of certain banking applications.

Under the CRA, the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  In the Bank’s most recent CRA examination, notwithstanding that the Bank’s record was consistent with an overall rating of “Satisfactory,” the Bank received a “Needs to Improve” rating due to the criticized credit practices associated with the iAdvance product, which the Bank no longer offers.  The CRA requires the OCC, our new regulator, to take such rating into account in considering an application for any of the following:  (i) the establishment of a domestic branch; (ii) the relocation of its main office or of a branch; (iii) the merger or consolidation with or acquisition of assets or assumption of liabilities of an insured depository institution; or (iv) the conversion of the Bank to a national charter.  If the Bank submits any of the above-listed applications, the OCC may consider the Bank’s overall “Needs to Improve” rating negatively.

Legislative and regulatory initiatives taken to date may not achieve their intended objective; in addition, higher capital requirements for banks and their holding companies have been proposed.

Legislative and regulatory initiatives taken to date by Congress and the federal banking regulators to address financial regulatory reform may not achieve their intended objectives, thereby requiring additional legislation or regulation of the financial services industry.  Furthermore, the Basel Committee on Banking Supervision and other international bodies comprised of banking regulators have committed to raise capital standards and liquidity buffers within the banking system by imposing new requirements.  Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions.  The federal banking agencies have released proposed rules relating to capital and liquidity requirements, including rules related to the current Basel Committee proposal (Basel III).  As published, the proposals would increase minimum levels of required capital, narrow the definition of capital, and increase risk weights for various asset classes.  In addition, there are also certain provisions that may negatively affect capital distributions and discretionary bonus payments if an institution fails to hold a sufficient amount of common equity Tier 1 capital or the amount needed to meet its minimum risk-based capital requirements.  Comments on the proposal were due to the banking regulators on October 22, 2012, and at this time it cannot be predicted when a final rule will be published in light of the federal banking agencies’ decision to delay implementation of the proposal.  As such, we cannot predict whether the proposals will ultimately be adopted as proposed, the ultimate content of such proposals, or the precise impact that such proposals, if adopted, would have upon our financial condition or results of operations, though it seems likely that capital requirements of banks and their holding companies will be increased.  If this occurs, it could slow our growth, cause us to seek to raise additional capital, or both.

We have a concentration of our assets in mortgage-backed securities.

As of September 30, 2012 approximately 41% of the Bank’s assets were invested in mortgage-backed securities.  The Company’s mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of Ginnie Mae, Fannie Mae and Freddie Mac, the latter two of which are in conservatorship.  The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities.  Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.  Privately issued mortgage pass-through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer.

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

We recorded other-than-temporary impairment (“OTTI”) charges in our trust preferred securities (“TRUPS”) portfolio in the past, and we could record additional losses in the future.

We determine the fair value of our investment securities based on GAAP and three levels of informational inputs that may be used to measure fair value.  The price at which a security may be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on infrequent trading history, the market for the security is illiquid, or a significant amount of securities are being sold.  In fiscal 2012 and 2011, there were no other-than-temporary impairments recorded.

The valuation of our TRUPS will continue to be influenced by external market and other factors, including implementation of SEC and Financial Accounting Standards Board guidance on fair value accounting, the financial condition of specific issuers deferral and default rates of specific issuer financial institutions, rating agency actions, and the prices at which observable market transactions occur.  If we are required to record additional OTTI charges on our TRUPS portfolio, we could experience potentially significant earnings losses as well as an adverse impact to our capital position.

Risks Related to the Banking Industry

Our reputation and business could be damaged by our entry into the Consent Orders and other negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation, including as a result of negative publicity associated with the Consent Orders now or in the future, could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, particularly with respect to our MPS division, could result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties, and could adversely affect our ability to raise additional capital.  If any of these measures should be imposed in the future, they could have a material adverse effect on our financial condition and results of operations.

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

Although we maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct and employee errors as well as insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud, these internal controls may fail to prevent or detect such an occurrence, or such an occurrence may not be insured or exceed applicable insurance limits.

In addition, there have also been a number of cases where financial institutions have been the victim of fraud related to unauthorized wire and Automated Clearinghouse transactions.  The facts and circumstances of each case vary but generally involve criminals posing as customers (i.e., stealing bank customers’ identities) to transfer funds out of the institution quickly in an effort to place the funds beyond recovery prior to detection.  Although we have policies and procedures in place to verify the authenticity of our customers and prevent identity theft, we can provide no assurances that these policies and procedures will prevent all fraudulent transfers.  In addition, although we have safeguards in place, it is possible that our computer systems could be infiltrated by hackers or other intruders.  We can provide no assurances that these safeguards will prevent all unauthorized infiltrations.  Identity theft and successful unauthorized intrusions could result in reputational damage and financial losses to the Company.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings.  These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which may result in a decrease of the Company’s net interest income.  Conversely, if interest rates fall, yields on loans and investments may fall.  Because a significant portion of the Company’s deposit portfolio is in non-interest bearing accounts, such a decrease in rates would likely result in a decrease in the Company’s net interest income.  Although the Bank continues to monitor its interest rate risk exposure and has undertaken additional analyses and implemented additional controls to improve its core earnings from interest income, the Bank can provide no assurance that its efforts will appropriately protect the Bank in the future from interest rate risk exposure.  For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The Company operates in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect the Company’s results of operations.

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the OCC, the FDIC and the Federal Reserve.  As of July 21, 2011, the Company has been supervised by the Federal Reserve, and the Bank has been supervised by the OCC and the FDIC.  See Item 1 “Business – Regulation” herein.  In addition, the Company and the Bank are subject to regulations promulgated by the Bureau.  Applicable laws and regulations may change and the enforcement of existing laws and regulations may vary when actions are evaluated by these new regulators, and there is no assurance that such changes will not adversely affect the Company’s business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, legislation, or the evaluation of the Bank’s and the Company’s efforts with respect to achieving compliance with the Consent Orders, could have a material impact on the Company’s operations.  It is unknown at this time to what extent new legislation will be passed into law or pending or new regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.

Changes in technology could be costly.

The banking industry is undergoing technological innovation at a fast pace.  To keep up with its competition, the Company needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis.  This is especially true with respect to MPS.  The cost of such technology, including personnel, has been high in both absolute and relative terms and additional funds continue to be used to enhance existing management information systems.  There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company.

Risks Related to the Company’s Business

The entry into the Consent Orders has imposed certain restrictions and requirements upon the Company and the Bank and we cannot predict the possibility of future regulatory action.

Satisfaction of the requirements of the Orders is subject to the ongoing review and supervision of the OCC with respect to the Bank and the Federal Reserve with respect to the Company.  The Bank and the Company have and expect to continue to expend significant management and financial resources to address areas that were cited in the Orders; such matters include but are not limited to capital preservation and enhancement commensurate with the Bank’s risk profile, improvement of core earnings from interest income, management and board oversight of the Bank, risk management and internal controls, compliance management, and Bank Secrecy Act compliance.

There can be no assurance that our regulators will ultimately determine that we have met all of the requirements of the Orders to their satisfaction.  If our regulators believe that we have not made sufficient progress in complying with the Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital.  For additional information regarding compliance with the Orders, see “Risk Factors – Risks Related to the Company’s Business.”  For additional information with respect to certain risks related to the MPS division specifically, see “Risk Factors – Risks Related to Meta Payment Systems, a division of the Bank.”

The compliance obligations and restrictions on our interest payments and dividends under the recent OTS Consent Orders may have an adverse effect on us and preclude payments to holders of our securities.

Among other things, the Consent Orders require the Company and Bank to submit to the OTS (now, the OCC or the Federal Reserve, as appropriate) various management and compliance plans and programs to address the matters initially identified in the OTS supervisory directives as well as plans for enhancing Company and Bank capital, and require OTS non-objection for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt.  As indicated, satisfaction of the requirements of the Orders is subject to the ongoing review and supervision of our regulators.  There can be no assurance our regulators will ultimately determine that we have met all of the requirements of the Orders to their satisfaction or that we will continue to receive non-objection to our payment of dividends and interest or any other activity for which non-objection or approval is required.  Additional resources, both economic and in terms of personnel, will continue to be expended by the Company and the Bank in their endeavors to achieve compliance.  See “Business – Regulation – Bank Supervision and Regulation – OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

The OCC and Federal Reserve are now our banking regulators and we may not be able to comply with applicable banking regulations and the terms of the Consent Orders to their satisfaction.

Our new regulators have broad discretionary powers to enforce banking laws and regulations and may seek to take informal or formal supervisory action if they deem such actions are necessary or required or if they believe that our efforts with respect to the Consent Orders are insufficient.  If imposed in the future, corrective steps could result in additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Additional resources, both economic and in terms of personnel, will continue to be expended by the Company and the Bank in their endeavors to achieve full compliance.

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

The Bank is “well capitalized” under existing bank regulations, but failure to maintain this designation could have a material adverse impact on our liquidity and results of operations.  In addition, our regulator could limit our ability to raise deposits, which could produce serious adverse consequences for our liquidity, financial condition and results of operations.

By letter dated December 28, 2010, the OTS directed the Bank not to increase the amount of brokered deposits from the amount it held at December 28, 2010 without the prior written non-objection of the OTS Regional Director.  The Bank believes it did not hold any brokered deposits on December 28, 2010 or thereafter and so informed OTS of such position.  Consequently, the Bank does not anticipate seeking such approval.  At the direction of the OTS, the Bank requested the FDIC to confirm that deposits related to a specific prepaid program were not brokered deposits.  The Bank tendered its request to the FDIC in December 2010.  At the time the directive was issued, OTS staff stated that it would not seek retroactively to enforce the directive for any growth that occurs subsequent to December 28, 2010, given the Bank’s request to the FDIC.  The Bank has been advised that the FDIC would consider the Bank’s request in the context of its now completed broader industry study of brokered deposits in general, but to date has been given no instruction to change its position. Under current rules, if a substantial portion of the Bank’s deposits are ruled to be “brokered,” and should the Bank’s primary federal regulator decide to impose a formal individual minimum capital requirement or similar formal requirement on the Bank notwithstanding that the Bank is well-capitalized, or should the Bank fail to be well-capitalized in the future, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits.  In such event, unless the Bank receives relief from its regulator or a waiver from the FDIC, such a result could produce serious adverse consequences for the Bank from a liquidity standpoint and could also have serious adverse effects on the Company’s financial condition and results of operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through MPS’s customer relationships.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through customer relationships between such third parties and MPS.  Deposits related to our top three customers (each, a significant customer) totaled $647.7 million at September 30, 2012.  We provide oversight and auditing of such third-party relationships and all such relationships must meet all internal and regulatory requirements.  We may exit these relationships if such requirements are not met or if required to do so by our regulators.  We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity, such as National CDs, Fed Fund Lines, or Public Fund CDs.  If one of these significant customers were to be terminated, it could materially reduce our deposits, assets and income.  In addition, pursuant to the Bank’s Consent Order, if one of these relationships were to terminate before the termination of the Consent Order, we would not be able to replace such relationship without first identifying a new contracting party and then obtaining approval to enter into such agreement from the OCC.  If such significant customer was not replaced, we may be required to seek higher rate funding sources as compared to the existing customer and interest expense might increase.  We may also be required to sell securities or other assets which would reduce revenues and potentially generate losses.

Our business strategy is utilized by other institutions with which we compete and the Consent Orders prevent us from actively marketing the Bank’s products and services.

Several banking institutions have adopted business goals that are similar to ours, particularly with respect to the MPS division.  As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future.  This competition may increase our costs, reduce our revenues or revenue growth, or make it difficult for us to compete effectively in obtaining additional customer relationships.  In addition, pursuant to the Consent Orders, we are not allowed to enter into or materially amend certain agreements, originate certain loans, or offer certain services unless we are granted specific permission to do so, or until the terms of the Consent Orders are rescinded.  As a result, until the terms of the Consent Orders are lifted, we are at a competitive disadvantage with respect to growing the Bank’s MPS division.  See “Business Regulation – Bank Supervision and Regulation - OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

New lines of business or new products and services may subject us to additional risks.

From time to time, to the extent permitted under the terms of the Consent Orders, we may implement new lines of business or offer new products and services within existing lines of business. Substantial risks and uncertainties are associated with developing and marketing new lines of business or new products or services, particularly in instances where the markets are not fully developed, and we may be required to invest significant time and resources. Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our revenues and potentially generate losses

Existing insurance policies may not adequately protect the Company and its subsidiaries.

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

The Company originates commercial mortgage loans, commercial loans, consumer loans, agricultural real estate loans, agricultural loans and residential mortgage loans.  Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  These loans also have greater credit risk than residential real estate for the following reasons:

●	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

●	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.

●
Consumer Loans.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

●
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

The Company makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company’s loans.  Despite the Company’s underwriting and monitoring practices, the Company’s loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  The Company may experience significant loan losses, which could have a material adverse effect on its operating results.  Because the Company must use assumptions regarding individual loans and the economy, the current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary.  The Company may need to significantly increase the Company’s provision for losses on loans if one or more of the Company’s larger loans or credit relationships becomes impaired or if we continue to expand the Company’s commercial real estate and commercial lending.  In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require the Company to increase the Company’s provision for loan losses or recognize loan charge-offs.  Material additions to the Company’s allowance would materially decrease the Company’s net income.  The Company cannot assure you that its monitoring procedures and policies will reduce certain lending risks or that the Company’s allowance for loan losses will be adequate to cover actual losses.

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

No material weaknesses have been identified in connection with the Company’s fiscal year 2012 audit.  If material weaknesses are identified in the future, such weaknesses could have a material impact on the profitability and performance of the Company.

Our framework for managing risks may not be effective in mitigating risk and loss to us.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the recent financial and credit crisis and resulting regulatory reform highlighted both the importance and certain limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.

A breach of information security or compliance breach by one of the Company’s agents or vendors could negatively affect the Company’s reputation and business.

The Company depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet.  Despite safeguards, no system, including ours, is entirely free from vulnerability to attack.  Additionally, the Company relies on and does business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data and communications needs.  If information security is breached, or one of the Company’s agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others.  These costs or losses could materially exceed the Company’s amount of insurance coverage, if any, which would adversely affect the Company’s business.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition.

Our accounting policies are fundamental to determining and understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Any changes in our accounting policies could materially affect our financial statements. From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict and could materially affect how we report our financial results and condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in the Company being required to restate prior period financial statements in material amounts.

Risks Related to the Company’s Stock

The price of the Company’s common stock may be volatile, which may result in losses for investors.

The market price for shares of the Company’s common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:

●	announcements of developments related to the Company’s business,

●	fluctuations in the Company’s results of operations,

●	sales of substantial amounts of the Company’s securities into the marketplace,

●	general conditions in the Company’s banking niche or the worldwide economy,

●	a shortfall in revenues or earnings compared to securities analysts’ expectations,

●	lack of an active trading market for the common stock,

●	changes in analysts’ recommendations or projections,

●	the Company’s announcement of new acquisitions or other projects, and

●	negative evaluation by our regulators of our compliance with our Orders.

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

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock.  As of September 30, 2012, the Company was authorized to issue up to 10,000,000 shares of common stock, of which 5,443,881 shares were outstanding, and 132,218 shares were held as treasury stock.  The Company was also authorized to issue up to 3,000,000 shares of preferred stock, none of which is outstanding or reserved for issuance.  This factor may affect the market price for shares of the Company’s common stock.

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

Risks Related to Meta Payment Systems®, a division of the Bank

MPS’ products and services are highly regulated financial products subject to extensive supervision and regulation and are costly to maintain.

The products and services offered by MPS are highly regulated by federal banking agencies, the Bureau, state banking agencies, and other federal and state regulators.  Some of the laws and related regulations affecting its operations include consumer protection laws, escheat laws, privacy laws, anti-money laundering laws and data protection laws.  Compliance with the relevant legal paradigm in which the division operates is costly and requires significant personnel resources, as well as extensive contacts with outside lawyers and consultants hired by MPS to stay abreast of the applicable regulatory schemes.

In addition, Bank talent and resources have been diverted since the signing of the Consent Order in an effort to achieve compliance with certain components of the Consent Order that implicate the operations of MPS.  Areas the Bank must continue to address include, but are not limited to, ongoing oversight of MPS by the board and management.  Efforts to satisfy the requirements of the Bank’s Consent Order continue to be costly, both in economic terms and in terms of personnel resources.  As described elsewhere herein, satisfaction of the requirements of the Bank’s Consent Order is subject to the ongoing review of its regulator and there can be no assurance that the Bank will fully satisfy such requirements.  If our regulators believe that the Company or the Bank has not made sufficient progress in satisfying the requirements of the Consent Orders, such regulators could take further supervisory action against the Bank or the Company.  If taken, such actions could have a material adverse effect on the financial condition and results of operations of the MPS division segment, the Bank, and the Company and limit our ability to raise additional capital.

The Dodd-Frank Act’s restrictions with respect to the cap on debit card interchange could negatively affect the Bank’s business.

On June 29, 2011, the Federal Reserve issued a rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions (the “Debit Card Rule”).  The issuance of the Debit Card Rule was required by the Dodd-Frank Act.  Pursuant to the Debit Card Rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is $0.21 per transaction and five basis points multiplied by the value of the transaction.  The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule.  Eligibility for the assessment of this fee must be certified by the issuing bank.  As set forth in the issuing release, when the maximum interchange fee is combined with fraud-prevention assessment, an issuing bank could receive an interchange fee of up to approximately 24 cents for the average debit card transaction, which is valued at $38 according to the Federal Reserve.  In accordance with the provisions of the Dodd-Frank Act, issuers that, together with their affiliates, have assets of less than $10 billion (like the Bank) are exempt from the debit card interchange fee standards.  With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.

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

In addition to the relevant legal paradigm set forth above, it should also be noted that there has been concern within the bank regulatory environment over the use of credit and, in particular, prepaid cards as a means by which to illegally launder and move money.  The U.S. Treasury’s Financial Crimes Enforcement Network has recently issued rules related to providers of “prepaid access” which have left certain issues unresolved related to its regulatory requirements.  Moreover, the Bureau held a "town hall" meeting on prepaid products in Raleigh, North Carolina in May 2012 to hear testimony from witnesses who provided their views on prepaid products and to issue an advanced notice of proposed rulemaking, which permitted the public to comment on issues related to the prepaid market.  As of the date of this filing, the Bureau has not issued any additional proposed or final rules related to MPS and the products and services it offers; however, given that additional regulation appears likely in this area, it is also likely that our costs related to compliance will increase when such regulations are finalized.  Although the Bank will continue to work with its regulators to provide information about its operations as well as the state of the prepaid card industry, we believe such concerns in general will continue for the foreseeable future for the entire banking industry, with a continued emphasis on heightened compliance expectations, resulting in higher compliance costs.  See “Business Regulation – Bank Supervision and Regulation” which is included in Item 1 of this Annual Report on Form 10-K.

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

Similarly, were one of these parties unable to meet their obligations to us for any reason (including but not limited to bankruptcy, computer or other technological interruptions or failures, personnel loss or acts of God), we may need to seek alternative service providers and the terms with such alternate providers may not be as favorable as those currently in place.  In addition, were such failures to cause a material disruption in our ability to service our customers, it is possible that our customer base would shrink.  Moreover, were the disruptions in our ability to provide services significant, this could negatively affect the perception of our business in the card industry, which could result in a loss of confidence and adverse effects on our own business.

In addition, as described earlier, in the Consent Orders our regulator noted deficiencies with respect to these third party relationships.  As a result, we review our auditing program for third parties with whom we contract (as well as other business changes required both by the Consent Orders and general business practices) and have made certain business decisions related to determinations reached by our auditing personnel.  The OCC is evaluating our progress at this time.  If we are unsuccessful in the development and/or implementation of our third party auditing program, it is possible that the OCC could order us to abrogate certain contracts or take other supervisory actions against us which would further impact the MPS business, which could have an adverse impact on our financial condition or results of operations.  See “Business Regulation – Bank Supervision and Regulation - OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

Costs of conforming products and services to the Payment Card Industry Data Security Standards (the “PCI DSS”) are costly and could continue to affect the operations of MPS.

The PCI DSS is a multifaceted standard that includes data security management, policies and procedures as well as other protective measures, that was created by the largest credit card associations in the world in an effort to protect the nonpublic personal information of all types of cardholders, including prepaid cardholders and holders of network branded credit cards (such as Discover, MasterCard, and Visa).  The PCI DSS mandates a prescribed technical foundation for the collection, storage and transmission of cardholder data and also contains significant provisions regarding the testing of security protections by various entities in the payment card industry, including MPS.  Compliance with the PCI DSS is costly and changes to the standards could have an equal, or greater, effect on profitability of the relevant business division.

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

Our business model, to some degree, depends upon the use of sales agents who are not our employees.  These agents sell the products and services of many different processors to merchants and other parties in need of card services.  Failure to maintain good relations with such sales agents could have a negative impact on our business.  In addition, new third party relationships have been restricted absent prior approval of the OCC.  See “Business Regulation - Bank Supervision and Regulation – OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

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

Our business could suffer if there is a decline in the use of prepaid cards or there are adverse developments with respect to the prepaid financial services industry in general.

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than other financial services. Consumers might not use prepaid financial services for any number of reasons. For example, negative publicity surrounding other prepaid financial service providers could impact MPS’ business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services. If consumers do not continue or increase their usage of prepaid cards, MPS’ operating revenues may remain at current levels or decline. Growth of prepaid financial services as an electronic payment mechanism may not occur or may occur more slowly than estimated. If there is a shift in the mix of payment forms used by consumers (i.e., cash, credit cards, traditional debit cards and prepaid cards) away from products and services offered by MPS, such a shift could have a material adverse effect on our financial condition and results of operations.  In addition, the Bureau is closely monitoring developments in the prepaid card industry and it is possible that future regulation by the Bureau, whether by rule or administrative action, could adversely affect our business.

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

MPS holds sensitive business and personal information with respect to the products and services it offers.  This information, which is generally digitally encrypted, is passed along various technology channels, including the Internet.  Although MPS encrypts its customer and other sensitive information and expends significant financial and personnel resources to maintain the integrity of its technology networks and the confidentiality of nonpublic customer information, because such information may travel on public technology and other non-secure channels, the confidential information is potentially susceptible to hacking and other illegal intrusions.  Were such a security breach to occur, the provision of products and services to customers of MPS would be impaired.  In addition, were a breach to occur, we could incur significant fines from the electronic funds associations involved, or from federal and/or state regulators, and be subject to other prohibitions, as well as extensive litigation from commercial parties and consumers affected by such breach.

Unclaimed funds represented by unused value on the cards presents compliance and other risks.

The concept of escheatment involves the reporting and delivery of property to states that is abandoned and its rightful owner cannot be readily located and/or identified.  In the context of prepaid cards, the funds in connection with such cards can sometimes be “abandoned” or unused for the relevant period of time set forth in each applicable state’s abandoned property laws.  Although MPS utilizes automated programs to ensure its operations are compliant with such applicable laws and regulations, there appears to be a movement among some state regulators to interpret definitions in those statutes and regulations in a manner that is different from standard industry interpretations.  Should such state regulators choose to do so, they may initiate collection or other litigation action against prepaid card issuers such as MPS for unreported abandoned property.

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

MPS Revenue Concentration.

MPS works with a large number of business partners to derive its revenue.  The Company believes four of its partners have reached a size that, should these partners’ business with the Company end or there is a significant decrease in revenues associated with any of these business relationships, the earnings attributable to them would have a material effect on the financial results of the Company.

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

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on Ingersoll Avenue, Des Moines, Iowa, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, the administrative and MPS offices located on Broadband Lane in Sioux Falls, Omaha and the non-retail service branch in Memphis, Tennessee.  In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, and the Westown Parkway location in West Des Moines, Iowa, the land on which the buildings were constructed is leased.  The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2012 was $17.7 million.  See Note 6 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Though the Company has experienced rapid growth, particularly as a result of growth of MPS, management believes current facilities are adequate to meet its present needs.

The Bank maintains an on-line data base with a service bureau, whose primary business is providing such services to financial institutions.

Item 3.	Legal Proceedings

Brown v. Haahr, et al., CL 123931. On December 9, 2011, a shareholder derivative complaint was filed in the Iowa District Court for Polk County against certain officers and directors of the Company.  The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between May, 2009 and October, 2010, which plaintiff claims were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company.  The parties reached a settlement in August 2012 and on October 29, 2012, the Court approved the settlement and dismissed the case, in its entirety, with prejudice.  The settlement did not provide for the payment of monetary compensation to shareholders but did provide for corporate governance and internal control reforms at the management and board of directors levels related to, among other things, legal and regulatory compliance, training and director independence. The specific terms of these corporate governance and internal control reforms were included as an exhibit to the Company's Current Report on Form 8-K filed on September 7, 2012.  The settlement also provided for the payment of plaintiff’s attorneys’ fees and expenses in the amount of $450,000, of which $250,000 was paid by the Company’s insurer.

In addition to the previously disclosed ATM lawsuits, there were nine additional lawsuits filed concerning ATMs sponsored by MetaBank, each involving claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act:  Richard Jiminez, individually and on behalf of all others similarly situated v. MetaBank, Case No. 1:12-cv-00035, filed in the United States District Court for the Southern District of Texas, Brownville Division; and Yaakov Katz, on behalf of himself and the class, v. Slice & Co. Fine Gourmet Brick Oven Pizza, Cardnet Group Corp., and MetaBank, Case No. 11-cv-9411, filed in the United States District Court for the Southern District of New York; James L. Frey, individually and on behalf of all others similarly situated v. Legacy Stonebriar Hotel, Ltd. Dba Westin Stonebriar Hotel and Meta Financial Group, Inc., Case No. 4:11-cv-122, filed in the United States District Court for the Eastern District of Texas, Sherman Division; and James Buechler v. Meta Financial Group, Inc., MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 1:12-cv-01568-WMN, filed in the United States District Court for the District of Maryland; and Douglas Johnson on behalf of himself and all others similarly situated, v. Smarte Cash International, Inc., and Meta Financial Group, Inc. a/k/a MetaBank, Case No. 12-cv-00923-DWF-FLN filed in the United States District Court for the District of Minnesota; and Douglas Johnson on behalf of himself and all others similarly situated, v. Fairmont Hotels & Resorts (U.S.), Inc. and Meta Financial Group, Inc., a/k/a MetaBank, Case No. 1:12-cv-11338 filed in the United States District Court for the District of Massachusetts; and Kincaid v. MetaBank, Meta Payment Systems, eGlobal, and Does 1-10, inclusive, Case No. 3:12-cv-02286-JAH-MDD filed in the United States District Court for the Southern District of California; and Craig Moskowitz v. Meta Financial Group, Case No. 12 cv 7540 filed in the United States District Court for the Southern District of New York; and Moskowitz v. Meta Financial Group, Case No. 3:12-cv-01475-AWT filed in the United States District Court for the District of Connecticut; and Ian Collings, individually and on behalf of all others similarly situated, v. Neiman Marcus, Inc., ATM Experts, LLC, ATM Experts, MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 3:12-cv-02776-AJB-JMA filed in the United States District Court for the Southern District of California.  The Company denies liability in these matters, and will contest these lawsuits with the ATM operators, which are each obligated to indemnify the Company for losses, costs and expenses in these matters.  The Jiminez and Buechler matters have already been settled by our partners for a nominal amount.  An estimate of a range of possible loss cannot be made at this stage of the litigation because the extent of the Company’s indemnification by the ATM operators is unknown.

A class action complaint was filed in the Supreme Court of the State of New York, County of Nassau, titled Richard J. Strauss, M.D., on behalf of himself and all others similarly situated, v. MetaBank, which complaint was served upon the Bank on March 28, 2012.  The complaint alleged that the plaintiff was the holder of two gift cards issued by the Bank.  The complaint further alleged that after the expiration date on the cards, plaintiff’s attempts to obtain replacement cards were unsuccessful due to the Bank’s refusal to issue replacement cards.  The Complaint contained several causes of action including breach of contract and violation of New York state law.  The Company denied liability in these matters and contested the certification of a class by the plaintiff.  The Court denied the plaintiff’s motion to certify a class, and the case was settled for a nominal amount.

Patrick Finn and Light House Management Group, Inc. as Receiver for First United Funding, LLC and Corey N. Johnson v. MetaBank et al, Case 5:11-cv-04041.  On May 4, 2011, Patrick Finn and Light House Management Group, Inc. as Receivers for First United Funding, LLC and Corey N. Johnson (“Receivers”) filed a complaint against MetaBank in the United States District Court for the Northern District of Iowa requesting judgment avoiding approximately $1.5 million of transfers that allegedly resulted in a profit to MetaBank arising from MetaBank’s participation in loans originated by First United Funding, LLC.  Similar complaints have been filed by the Receivers against other lenders who purchased participation interests in the same or similar loans originated by First United Funding, LLC.  The complaint states that First United Funding, LLC and Corey N. Johnston were involved in a criminal enterprise to defraud creditors.  Under a variety of theories, Receivers claim that loan repayments to MetaBank constitute fraudulent transfers and MetaBank was unjustly enriched to the detriment of these creditors.  The parties reached a settlement in August 2012 and on October 1, 2012, the Court approved the settlement and dismissed the case, in its entirety, with prejudice.  This matter was settled for $1.2 million, including the cost of litigation.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard Bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the program manager, and has received an arbitration award against the processor.  That arbitration has been entered as a judgment in the State of South Dakota, which judgment has been transferred to the State of Florida for garnishment proceedings against the processor and its insurer.  The Company’s estimate of a range of possible loss is approximately $0 to $0.8 million as of the filing date of this Annual Report on Form 10-K.

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

See Item 1 “Business – Regulation – Bank Supervision and Regulation – Consent Orders and Related Matters” for a discussion of the settlement of OTS enforcement matters and on-going compliance matters.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

The Company’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.”  Quarterly dividends for 2012 and 2011 were $0.13.  The price range of the common stock, as reported on the NASDAQ Global Market, was as follows:

	Fiscal Year 2012		Fiscal Year 2011
	Low	High	Low	High

First Quarter	$14.14	$17.13	$12.63	$33.23
Second Quarter	15.53	22.00	13.85	18.50
Third Quarter	19.74	21.68	13.22	19.05
Fourth Quarter	19.60	24.78	17.14	22.30

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations, and regulatory restrictions.

As of September 30, 2012, the Company had 5,443,881 shares of common stock outstanding, which were held by approximately 216 stockholders of record, and 389,358 shares subject to outstanding options.  The stockholders of record number does not reflect approximately 840 persons or entities that hold their stock in nominee or “street” name.

The transfer agent for the Company’s common stock is Registrar & Transfer Company, 10 Commerce Drive, Cranford, New Jersey, 07016.

There have been no purchases by the Company during the fiscal year ended September 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data

SEPTEMBER 30,	2012	2011	2010	2009	2008

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

Total assets	$1,648,898	$1,275,481	$1,029,766	$834,777	$710,236
Loans receivable, net	326,981	314,410	366,045	391,609	427,928
Securities available for sale	1,116,692	619,248	506,852	364,838	203,834
Goodwill and intangible assets	2,035	1,315	2,663	2,215	2,206
Deposits	1,379,794	1,141,620	897,454	653,747	499,804
Total borrowings	47,710	29,365	41,214	116,796	147,683
Stockholders' equity	145,859	80,577	72,044	47,345	45,733

YEAR ENDED SEPTEMBER 30,	2012	2011	2010	2009	2008

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$37,297	$39,059	$39,083	$36,726	$37,418
Total interest expense	3,563	4,747	5,993	8,907	13,415
Net interest income	33,734	34,312	33,090	27,819	24,003
Provision for loan losses	1,049	278	15,791	18,713	2,715
Net interest income after provision for loan losses	32,685	34,034	17,299	9,106	21,288
Total non-interest income	69,574	57,491	97,444	79,969	37,696
Total non-interest expense	75,463	83,262	94,930	91,081	61,820
Income (loss) from continuing operations before income tax expense (benefit)	26,796	8,263	19,813	(2,006)	(2,836)
Income tax expense (benefit)	9,682	3,623	7,420	(543)	(1,002)
Income (loss) from continuing operations	17,114	4,640	12,393	(1,463)	(1,834)
Income from discontinued operations, net of tax	-	-	-	-	811
Net income (loss)	17,114	4,640	12,393	(1,463)	(1,023)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$4.94	$1.49	$4.23	$(0.56)	$(0.71)
Income from discontinued operations	-	-	-	-	0.31
Net income (loss)	$4.94	$1.49	$4.23	$(0.56)	$(0.40)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$4.92	$1.49	$4.11	$(0.56)	$(0.69)
Income from discontinued operations	-	-	-	-	0.31
Net income (loss)	$4.92	$1.49	$4.11	$(0.56)	$(0.38)

YEAR ENDED SEPTEMBER 30,	2012	2011	2010	2009	2008

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	1.22%	0.41%	1.22%	-0.20%	-0.14%
Return on average assets-continuing operations	1.22%	0.41%	1.22%	-0.20%	-0.24%
Return on average equity	18.47%	5.71%	20.59%	-3.13%	-2.27%
Return on average equity-continuing operations	18.47%	5.71%	20.59%	-3.13%	-4.07%
Net interest margin-continuing operations	2.56%	3.21%	3.43%	3.50%	3.51%
Operating expense to average assets-continuing operations	5.39%	7.33%	9.36%	10.55%	8.25%

QUALITY RATIOS-Continuing Operations
Non-performing assets to total assets at end of year	0.16%	1.24%	0.94%	1.76%	1.06%
Allowance for loan losses to non-performing loans	219%	53%	63%	55%	76%

CAPITAL RATIOS
Stockholders' equity to total assets at end of period	8.85%	6.32%	7.00%	5.67%	6.44%
Average stockholders' equity to average assets	6.62%	7.16%	5.93%	5.42%	6.01%

OTHER DATA
Book value per common share outstanding	$26.79	$25.61	$23.15	$17.97	$17.58
Dividends declared per share	0.52	0.52	0.52	0.52	0.52
Number of full-service offices	12	12	12	12	13

Common Shares Outstanding	5,443,881	3,146,867	3,111,413	2,634,215	2,601,103

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts of this Form 10-K:  Part II, Item 8 “Consolidated Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business.”

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

MPS, a division of the Bank, is an industry leader in the issuance of prepaid debit cards and is also a provider of a wide range of payment related products and services, including prepaid debit cards such as those related to gift, tax refunds, rebate, travel and payroll, ATMs, and consumer credit products.  MPS pursues a strategy of working with industry-leading companies in a variety of businesses to help them introduce new payment products to their customers.  In addition, MPS partners with emerging companies to develop and introduce new payment products.  MPS earns revenues from fees and is responsible for the bulk of the Bank’s low- and no-cost demand deposits related to its prepaid card business.  Certain of MPS’ activities have been significantly curtailed as a result of Consent Orders issued by the OTS, our former regulator.  For a description of the Consent Orders, see Item 1 “Business – Regulation – Bank Supervision and Regulation.”  The Consent Orders, and the related directives that preceded them, have had a significant impact on revenues, profitability, and growth of the MPS division, the Bank, and the Company as a whole.

Overview of Corporate Developments

On October 1, 2012, the Company issued a press release announcing the closing of previously announced private placement transactions pursuant to which the Company sold, on September 28, 2012 to accredited investors an aggregate of 1,563,100 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), for total consideration of approximately $34.2 million, or $21.91 per share, pursuant to nine separate securities purchase agreements (the “Purchase Agreements”) entered into on August 16, 2012.  The price per share was determined based upon the arithmetic average of the daily volume weighted average price of the Common Stock for a trading period preceding the date the Purchase Agreements were entered into.  The Company invested 90% of the net proceeds, all of which qualifies as tangible common equity and Tier 1 capital at September 30, 2012, to further capitalize the Bank in order to support expected significant growth in its existing MPS programs.  The remainder of the proceeds will be used by the Company for general corporate purposes.

The private placement transactions were consummated following stockholder approval of (a) an amendment to the Company’s Certificate of Incorporation to, among other things, increase the number of authorized shares of Common Stock, and (b) the private placement transactions as required under Rule 5635 of the NASDAQ Stock Market Rules, which approvals were obtained at a Special Meeting of Stockholders of the Company held on September 27, 2012 (the “Special Meeting”). The sales of the shares of Common Stock described herein were undertaken by the Company without registration in private placements in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 of Regulation D as promulgated by the SEC under the 1933 Act (“Regulation D”). Each of the Buyers is an “accredited investor” within the meaning of Regulation D.

At the closing of the private placement transactions, the Company and each of the Buyers entered into a separate registration rights agreement (each, a “Registration Rights Agreement”), the form of which was attached as Exhibit A to each Purchase Agreement, pursuant to which the Company prepared and filed with the SEC a registration statement covering the resale of shares of Common Stock purchased by the Buyers.  The registration statement was declared effective on October 12, 2012.The foregoing description of the Registration Rights Agreements does not purport to be complete and is qualified in its entirety by reference to the full agreements, copies of which were filed as exhibits to a Form 8-K filed by the Company on October 1, 2012.

Financial Condition

The following discussion of the Company’s consolidated financial condition should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K.

As of September 30, 2012, the Company’s assets grew by $373.4 million, or 29.3%, to $1.6 billion compared to $1.3 billion at September 30, 2011.  The increase in assets was reflected primarily in increases in the Company’s investment securities available for sale and to a lesser extent the Company’s mortgage-backed securities, offset in part by a decrease in the Company’s cash and cash equivalents.

Total cash and cash equivalents and federal funds sold were $145.1 million at September 30, 2012, a decrease of $131.8 million from $276.9 million at September 30, 2011.  The decline was primarily the result of the Company executing a strategy designed to diversify the Bank's investment security portfolio.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”).  At September 30, 2012 the Company had no federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $497.4 million, or 80.3%, to $1.1 billion at September 30, 2012, as investment purchases exceeded related maturities, sales, and principal paydowns.  During fiscal 2012, the Company purchased $971.3 million of mortgage-backed securities with average lives of five years or less or stated final maturities of approximately 30 years or less and sold mortgage-backed securities in the amount of $657.4 million.  In addition, the Company purchased $422.6 million of investment securities which are comprised of corporate and tax exempt bonds.  See Note 3 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s portfolio of net loans receivable increased by $12.6 million, or 4.0%, to $327.0 million at September 30, 2012 from $314.4 million at September 30, 2011.  This increase primarily relates to an increase of $15.4 million in residential mortgage loans and $1.5 million in commercial operating loans, partially offset by a decrease in commercial real estate and multi-family loans of $2.5 million and a decrease in MPS consumer loans of $2.0 million.  See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company owns stock in the FHLB due to its membership and participation in this banking system.  The FHLB requires a calculated level of stock investment based on a pre-determined formula.  The Company’s investment in such stock decreased $2.6 million, or 55.2%, to $2.1 million at September 30, 2012 from $4.7 million at September 30, 2011.  The decrease was due to a modification in the FHLB stock buyback where it changed from a monthly buyback to a daily buyback.

The Company has insurance receivables established for estimated recoveries from various lawsuits due from the Company’s insurance company.  This amount decreased $1.7 million to $0.6 million at September 30, 2012 from $2.3 million at September 30, 2011.  The decrease was primarily the result of the settlement of the Meta Financial Group, Inc., Securities Litigation lawsuit for $2.1 million and subsequent payment of the settlement by the insurance company.

Foreclosed real estate and repossessed assets decreased to $0.8 million as compared to $2.7 million at September 30, 2011 due to sales and write offs exceeding the foreclosure of assets and loan collateral related to previously reported non-performing loans.

Goodwill and intangible assets increased $0.7 million, or 54.8%, to $2.0 million at September 30, 2012, due to an increase in capitalized expense related to patents.

Total deposits increased by $238.2 million, or 20.9%, to $1.4 billion at September 30, 2012 from $1.1 billion at September 30, 2011.  During fiscal 2012, the Company continued to grow its low- and no-cost deposit portfolio.  Deposits attributable to MPS were up $242.1 million, or 26.2%, at September 30, 2012, as compared to September 30, 2011.  This increase results from growth in existing prepaid card programs.

The Company’s total borrowings increased $18.3 million, or 62.5%, from $29.4 million at September 30, 2011 to $47.7 million at September 30, 2012, primarily due to the increase of securities sold under agreements to repurchase.  See Notes 8, 9, and 10 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2012, the Company’s stockholders’ equity totaled $145.9 million, an increase of $65.3 million from $80.6 million at September 30, 2011.  The increase was related primarily to the private offerings of common stock during fiscal 2012, and to net income, offset in part by the payment of cash dividends on the Company’s common stock.  At September 30, 2012, the Bank continues to meet regulatory requirements for classification as a well-capitalized institution.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

The following discussion of the Company’s Results of Operations should be read in conjunction with the Selected Consolidated Financial Information and Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K.

The Company’s Results of Operations are dependent on net interest income, provision for loan losses, non-interest income, non-interest expense, and income tax expense.  Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows.  Notwithstanding that a significant amount of the Company’s deposits pay low rates of interest, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.  The Company’s non-interest income increased in fiscal 2012 as compared to fiscal 2011 following a decrease in fiscal 2011 as compared to fiscal 2010.  Non-interest expense, related primarily to compensation and benefits and card processing expense, decreased in proportion to non-interest income as compared to the prior fiscal year.  A more detailed explanation of the factors responsible for results of operations of the Company is presented below.

The Company’s non-interest income is derived primarily from prepaid card, credit products, and ATM fees attributable to MPS and fees charged on bank loans and transaction accounts.  Non-interest income is derived from net gains on the sale of securities available for sale as well as the Company’s holdings of bank owned life insurance.  This income is offset by expenses, such as compensation and occupancy expenses associated with additional personnel and office locations as well as card processing expenses attributable to MPS.  Non-interest expense is also impacted by occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

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

Year Ended September 30,		2012			2011			2010
(Dollars in Thousands)	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Loans receivable	$327,634	$18,058	5.51%	$338,114	$19,654	5.81%	$402,750	$24,944	6.19%
Mortgage-backed securities	756,465	16,133	2.13%	549,374	18,362	3.34%	422,904	13,370	3.16%
Other investments	254,029	3,106	1.40%	181,514	1,043	0.57%	138,915	769	0.55%
Total interest-earning assets	1,338,128	$37,297	2.82%	1,069,002	$39,059	3.65%	964,569	$39,083	4.05%
Non-interest-earning assets	61,978			67,114			49,739
Total assets	$1,400,106			$1,136,116			$1,014,308

Non-interest bearing deposits	$1,018,748	$-	0.00%	$780,941	$-	0.00%	$633,246	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	33,555	252	0.75%	32,717	409	1.25%	21,169	258	1.22%
Savings	17,773	39	0.22%	11,248	37	0.33%	10,431	34	0.33%
Money markets	38,552	133	0.34%	34,975	234	0.67%	34,713	292	0.84%
Time deposits	105,605	1,782	1.69%	119,318	2,389	2.00%	136,409	3,324	2.44%
FHLB advances	45,414	798	1.76%	39,316	1,181	3.00%	76,312	1,558	2.04%
Other borrowings	25,584	559	2.18%	16,322	497	3.04%	23,023	527	2.29%
Total interest-bearing liabilities	266,483	3,563	1.34%	253,896	4,747	1.87%	302,057	5,993	1.98%
Total deposits and interest-bearing liabilities	1,285,231	$3,563	0.28%	1,034,837	$4,747	0.46%	935,303	$5,993	0.64%
Other non-interest bearing liabilities	22,198			19,956			18,815
Total liabilities	1,307,429			1,054,793			954,118
Stockholders' equity	92,677			81,323			60,190
Total liabilities and stockholders' equity	$1,400,106			$1,136,116			$1,014,308
Net interest income and net interest rate spread including non-interest bearing deposits		$33,734	2.54%		$34,312	3.19%		$33,090	3.41%

Net interest margin			2.56%			3.21%			3.43%

Rate / Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the change related to higher outstanding balances and the change due to the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

Rate / Volume

Year Ended September 30,		2012 vs. 2011			2011 vs. 2010
(Dollars in Thousands)
	Increase /	Increase /	Total	Increase /	Increase /	Total
	(Decrease)	(Decrease)	Increase /	(Decrease)	(Decrease)	Increase /
	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)

Interest-earning assets
Loans receivable	$(599)	$(997)	$(1,596)	$(3,826)	$(1,464)	$(5,290)
Mortgage-backed securities	(57,226)	54,997	(2,229)	4,193	799	4,992
Other investments	444	1,619	2,063	245	29	274
Total interest-earning assets	$(57,381)	$55,619	$(1,762)	$612	$(636)	$(24)

Interest-bearing liabilities
Interest-bearing checking	$11	$(168)	$(157)	$144	$7	$151
Savings	5	(3)	2	3	-	3
Money markets	26	(127)	(101)	2	(60)	(58)
Time deposits	(259)	(348)	(607)	(383)	(552)	(935)
FHLB advances	230	(613)	(383)	(12,861)	12,484	(377)
Other borrowings	124	(62)	62	240	(270)	(30)
Total interest-bearing liabilities	$137	$(1,321)	$(1,184)	$(12,855)	$11,609	$(1,246)

Net effect on net interest income	$(57,518)	$56,940	$(578)	$13,467	$(12,245)	$1,222

Comparison of Operating Results for the Years Ended
September 30, 2012 and September 30, 2011

General.  The Company recorded net income of $17.1 million, or $4.92 per diluted share, for the year ended September 30, 2012 compared to $4.6 million, or $1.49 per diluted share, for the year ended September 30, 2011.  The increase in net income in the current period was primarily caused by a $12.1 million increase in non-interest income and a $7.8 million reduction in non-interest expenses which were partially offset by a $6.1 million increase in income tax expense.

Net Interest Income. Net interest income for fiscal 2012 decreased by $0.6 million, or 1.7%, to $33.7 million from $34.3 million for the prior fiscal year.  Net interest margin decreased to 2.56% in fiscal 2012 as compared to 3.21% in fiscal 2011.

The Company’s average earning assets increased $269.1 million, or 25.2%, to $1.3 billion during fiscal 2012 from $1.1 billion during fiscal 2011.  The increase is primarily the result of the increase in the Company’s mortgage-backed securities and non-bank qualified municipal portfolios.  Overall, asset yields declined by 83 basis points due to lower average rates.  The increase in average earning assets was offset by a change in the mix of earning assets, to more investment securities and fewer loans, and a decrease in yields on mortgage-backed securities.

The Company’s average total deposits and interest-bearing liabilities increased $250.4 million, or 24.2%, to $1.3 billion during fiscal 2012 from $1.0 billion during fiscal 2011.  The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits.  The average outstanding balance of non-interest bearing deposits increased from $780.9 million in fiscal 2011 to $1.0 billion in fiscal 2012.  The Company’s cost of total deposits and interest-bearing liabilities declined 18 basis points to 0.28% during fiscal 2012 from 0.46% during fiscal 2011 primarily due to continued migration to low and no-cost deposits provided by MPS.  Due to stabilizing interest rates and a remix of the investment portfolio largely accomplished during the fourth fiscal quarter of 2012, we expect interest income to rebound going forward in fiscal 2013.

Provision for Loan Losses. In fiscal 2012, the Company recorded a provision for loan losses of $1.0 million, compared to $0.3 million for fiscal 2011.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management expects that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of drought weather conditions within our markets has the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the continuing recessionary economic environment may also negatively impact consumers’ repayment capacities.

The allowance for loan losses established by MPS results from an estimation process that evaluates relevant characteristics of its credit portfolio(s).  MPS also considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses. Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process.  The exact methodology to determine the allowance for loan losses for each program will not be identical Each program may have differing attributes including such factors as levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics, and other factors. Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program. Each program is evaluated separately.  The increased charge-offs in fiscal 2010 for MPS credit resulted primarily from borrowers in a pre-season tax-related program that peaked in January 2010. Management pro-actively established a provision for loan losses for these loans during the tax pre-season offering period. The majority of the charge-offs for these pre-season tax loans were recorded in the third quarter of fiscal 2010.  A reduction in charge-offs in the MPS loan portfolio during fiscal 2011 is due to discontinuance of iAdvance and tax-related loan programs in October 2010.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2012 reflects an adequate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, the OCC and the Federal Reserve, which can require the establishment of additional general or specific allowances.

Non-Interest Income. Non-interest income increased by $12.1 million, or 21.0%, to $69.6 million for fiscal 2012 from $57.5 million for fiscal 2011 due primarily to the gain on sale of securities available for sale of $12.0 million. Fees earned on prepaid debit cards, credit products and other payment systems products and services decreased to $53.2 million for fiscal 2012 as compared to $53.9 million for fiscal 2011, primarily due to the exit from certain MPS credit sponsorship programs and a decrease in card fee income due to a temporary interruption at one MPS business partner.  In addition, the Bank recorded a gain on sale of securities available for sale of $13.8 million in fiscal 2012 as compared to gain on sale of $1.8 million in the prior fiscal year.

Non-Interest Expense. Non-interest expense decreased by $7.8 million, or 9.4%, to $75.5 million for fiscal 2012 from $83.3 million for the same period in fiscal 2011.

The reduction in non-interest expense was primarily attributable to a reduction in card processing expense, which declined $5.9 million from $23.3 million in fiscal 2011 to $17.4 million in fiscal 2012 due to lower volumes.  These expenses primarily stem from prepaid card and credit-related programs managed by MPS.

Compensation expense totaled $31.1 million for fiscal 2012 as compared to $30.5 million for fiscal 2011.  Overall staffing is 5% higher than at September 30, 2011 primarily due to hiring in key areas relating to compliance and technology.

Goodwill impairment expense of $1.5 million was recorded for fiscal 2011 due to the Retail Bank segment’s write off of goodwill due to impairment related primarily to the decline in the Company’s stock price in the quarter ended December 31, 2010.

Income Tax Expense. Income tax expense for fiscal 2012 was $9.7 million, or an effective tax rate of 36.1%, compared to a tax expense of $3.6 million, or an effective tax rate of 43.8%, in fiscal 2011.  The Company’s recorded income tax expense for the prior fiscal year was impacted primarily by permanent differences between book and taxable income.  The Company’s recorded income tax expense and the effective tax rate was impacted by permanent differences between book and taxable income related to the write off of goodwill of $1.5 million and the OTS penalty of $0.4 million in fiscal year 2011.  The nature and timing of the items discussed above resulted in a higher effective tax rate for fiscal 2011 compared to fiscal 2012.

Comparison of Operating Results for the Years Ended

September 30, 2011 and September 30, 2010

General. The Company recorded net income of $4.6 million, or $1.49 per diluted share, for the year ended September 30, 2011 compared to $12.4 million, or $4.11 per diluted share, for the year ended September 30, 2010. The decrease in net income in fiscal 2011 was primarily caused by a decrease in non-interest income which was partially offset by a reduction in the provision for loan losses and a reduction in non-interest expenses. In addition, net interest income increased $1.2 million in fiscal 2011 as compared to fiscal 2010.

Net Interest Income. Net interest income for fiscal 2011 increased by $1.2 million, or 3.7%, to $34.3 million from $33.1 million for fiscal 2010. Net interest margin decreased to 3.21% in fiscal 2011 as compared to 3.43% in fiscal 2010.

The Company’s average earning assets increased $104.4 million, or 10.8%, to $1.1 billion during fiscal 2011 from $964.6 million during fiscal 2010. The increase is primarily the result of the increase in the Company’s mortgage-backed securities portfolio. Overall, asset yields declined by 40 basis points due to lower average rates. The increase in average earning assets was offset by a change in the mix of earning assets, to more investment securities and fewer loans, and a decrease in yields in mortgage-backed securities and other investments. Additionally, fiscal 2010 also included the effect of tax-related loans which were not present after October 13, 2010 in fiscal 2011.

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

Fees earned on prepaid debit cards, credit products and other payment systems products and services were $53.9 million for fiscal 2011 as compared to $93.2 million for fiscal 2010.

In addition, the Bank recorded a gain on sale of securities available for sale of $1.8 million in fiscal 2011 as compared to gain on sale of $2.1 million in fiscal 2010.

Non-Interest Expense. Non-interest expense decreased by $11.7 million, or 12.3%, to $83.3 million for fiscal 2011 from $94.9 million for fiscal 2010.

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

Compensation expense totaled $30.5 million for fiscal 2011 as compared to $32.5 million for fiscal 2010. Overall staffing at September 30, 2011 was 6% lower than at September 30, 2010.

The Company’s occupancy and equipment expense totaled $8.5 million for fiscal 2011 as compared to $8.2 million for fiscal 2010. The increase was due to supporting existing product lines and increasing market penetration of MPS products and services.

Goodwill impairment expense was recorded in fiscal 2011of $1.5 million due to the Retail Bank segment’s write off of goodwill due to impairment related primarily to the recent decline in stock price of the Company in the quarter ended December 31, 2010.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance as of both September 30, 2012 and September 30, 2011 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Self-Insurance.  The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $55,000 per individual occurrence with an unlimited lifetime maximum.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process which may differ significantly from other methodologies and still produce an estimate in accordance with U.S. GAAP.  Although management believes it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.

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

In fiscal 2012 and 2011, there were no other than temporary impairment losses.  In fiscal 2010, the other than temporary impairment loss related to trust preferred securities recognized in earnings was $350,000.

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

Net Portfolio Value

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

Presented below, as of September 30, 2012 and 2011, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for an instantaneous and sustained 200 basis point upward parallel shift in the yield curve, in 100 basis point increments.  Down 100 basis points and down 200 basis points are not presented for September 30, 2012 and 2011 due to the extremely low rate environment.  At both September 30, 2012 and 2011, the Bank’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors as listed below.  As of September 30, 2012 and 2011, the Bank’s interest rate risk profile was within the limits set forth by the regulatory agencies.

September 30, 2012					September 30, 2011
			Estimated Increase					Estimated Increase
		Estimated	(Decrease) in NPV				Estimated	(Decrease) in NPV
Change in		NPV			Change in		NPV
Interest Rates		Amount	Amount	Percent	Interest Rates		Amount	Amount	Percent
			(Dollars in Thousands)					(Dollars in Thousands)
Basis Points					Basis Points
+200	bp	136,871	(10,121)	-6.89%	+200	bp	129,699	32,174	32.99%
+100	bp	148,798	1,806	1.23%	+100	bp	121,361	23,836	24.44%
-		146,992	-	-	-		97,525	-	-

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

Asset Quality

It is management’s belief, based on information available at fiscal year end, that the Company’s current asset quality is satisfactory.  At September 30, 2012, non-performing assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, foreclosed real estate, and repossessed consumer property, totaled $2.6 million, or 0.2% of total assets, compared to $15.9 million, or 1.2% of total assets, at September 30, 2011.

Impaired/non-accruing and restructured loans at September 30, 2012 totaled $1.8 million.  There were $0.8 million in foreclosed real estate and repossessed assets at September 30, 2012.

The Company maintains an allowance for loan losses because it is probable that some loans may not be repaid in full.  See Note 1 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  At September 30, 2012, the Company had an allowance for loan losses in the amount of $4.0 million as compared to $4.9 million at September 30, 2011.  Management’s periodic review of the adequacy of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall loan portfolio and is available for any loan charge-offs that may occur.  As stated previously, there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Bank is subject to review by the OCC, which has the authority to require management to make changes to the allowance for loan losses, and the Company is subject to similar review by the Federal Reserve.

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

At September 30, 2012, $363,000 of the allowance for loan losses was allocated to impaired loans, representing 4.0% of the related loan balances.  See Note 4 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  $272,000 of the allowance was allocated to other identified problem loan situations, representing 1.7% of the related loan balances, and $3.3 million, representing 1.2% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and general economic conditions.  At September 30, 2011, $1.8 million of the allowance for loan losses was allocated to impaired loans, representing 14.0% of the related loan balances.  $510,000 was allocated to other identified problem loan situations, and $2.6 million was allocated against losses from the overall loan portfolio based on historical loss experience and general economic conditions.

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

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses.  Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms.  The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree or risk associated with these loans.  The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types.  At September 30, 2012, potential problem loans totaled $2.7 million, compared to $7.0 million at September 30, 2011.  The $4.3 million decrease in potential problem loans since September 30, 2011, was primarily due to a $3.9 million decrease in commercial real estate and multi-family, which is partially offset in all other loan categories.

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

The Company is aware that the low- and no-cost checking deposits generated through MPS may carry a greater degree of concentration risk than traditional consumer checking deposits.  To date, the Company has not experienced any significant net outflows related to MPS, though no assurance can be given that this will continue to be the case.  As a result of the OTS administrative actions, it is possible that the Bank may experience migration of third-parties with which it does business to other banks that are able to operate without restrictions.  One such third party in fiscal 2010 announced its intention to diversify its business, although it continues to maintain a strong business relationship with the Bank.  While no such migrations have occurred in material amount since OTS restrictions were announced in October 2010, we cannot predict the extent to which third-parties with whom we do business will migrate their business to other banks, or the extent to which such migration will reduce our low and no-cost deposits.  If such reductions occur in a material amount, the Company’s financial condition and results of operations could be adversely affected.

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

By letter dated December 28, 2010, the OTS directed the Bank not to increase the amount of brokered deposits from the amount it held at December 28, 2010 without the prior written non-objection of the OTS Regional Director.  The Bank believes it did not hold any brokered deposits on December 28, 2010 or thereafter, so informed OTS, and therefore does not anticipate seeking such approval.  At the direction of the OTS, the Bank requested the FDIC to confirm that deposits related to a specific prepaid program were not brokered deposits.  The Bank tendered its request to the FDIC in December 2010. At the time the directive was issued, OTS staff stated that it would not seek retroactively to enforce the directive for any growth that occurs subsequent to December 28, 2010, given the Bank’s request to the FDIC.  The Bank has been advised that the FDIC would consider the Bank’s request in the context of its now completed broader industry study of brokered deposits in general, but to date has been given no instruction to change its position. Under current rules, if a substantial portion of the Bank’s deposits are ruled to be “brokered,” and should the Bank’s primary federal regulator decide to impose a formal individual minimum capital requirement or similar formal requirement on the Bank notwithstanding that the Bank is well-capitalized, or should the bank fail to be well-capitalized in the future, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits.  In such event, unless the Bank receives relief from its regulator or a waiver from the FDIC, such a result could produce serious adverse consequences for the Bank from a liquidity standpoint and could also have serious adverse effects on the Company’s financial condition and results of operations.

The primary investing activities of the Company are the origination and purchase of loans and the purchase of securities.  During the years ended September 30, 2012, 2011 and 2010, the Company originated loans totaling $1.0 billion, $1.1 billion, and $1.2 billion, respectively.  Most of these loans were sold without recourse after origination.  Purchases of loans totaled $7.7 million, $5.8 million, and $8.9 million during the years ended September 30, 2012, 2011 and 2010, respectively.  During the years ended September 30, 2012, 2011 and 2010, the Company purchased mortgage-backed securities and other securities available for sale in the amount of $1.4 billion, $289.8 million and $437.3 million, respectively.

At September 30, 2012, the Company had unfunded loan commitments of $56.4 million.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certificates of deposit scheduled to mature in one year or less from September 30, 2012 totaled $71.2 million.  Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits.  Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2012 (Dollars in Thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Time deposits	$100,763	$71,154	$22,446	$7,163	$-
Long-term debt	37,400	28,900	1,500	-	7,000
Operating leases	8,942	1,563	2,731	2,710	1,938
Subordinate debentures
Issued to capital trust	10,310	-	-	-	10,310
Data processing services	6,305	2,020	4,285	-	-
Total	$163,720	$103,637	$30,962	$9,873	$19,248

During July 2001, the Company’s unconsolidated trust subsidiary, First Midwest Financial Capital Trust I, sold $10.0 million in floating rate cumulative preferred securities.  Proceeds from the sale were used to purchase subordinated debentures of the Company, which mature in the year 2031, and are redeemable at any time after five years.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to redeem them earlier.  The Company used the proceeds for general corporate purposes.  See Note 10 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company and the Bank met regulatory requirements for classification as well capitalized institutions.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The payment of dividends and repurchase of shares has the effect of reducing stockholders’ equity.  Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios.  Further, pursuant to the terms of the Consent Order, the Company must seek the approval of the Federal Reserve prior to declaring dividends or capital distributions, or redeeming or purchasing Company equity stock.

At the Bank level, the Board of Directors approved a goal for the Bank to achieve an 8% Tier 1 capital to adjusted total assets ratio during fiscal 2012.  At September 30, 2012, the Bank’s Tier 1 capital to adjusted total assets ratio was 8.56%, well in excess of the five percent minimum to attain well-capitalized status.

The Board of Directors is also mindful of new capital proposals under consideration by the OCC and the Federal Reserve that are expected to increase bank and holding company capital requirements, and are additionally mindful of Basel III, the most recent effort by the Basel Committee on Banking Supervision (of which senior representatives of United States bank supervisory authorities are a part) to strengthen global capital and liquidity rules. No assurance can be granted that our regulators will consider our capital level, though substantially in excess of current rules pursuant to which we are considered "well-capitalized, to be sufficiently high in the future.

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

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Annual Report have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike most industrial companies, virtually all the assets and liabilities of the Company are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

Impact of New Accounting Standards

Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Topic 310).

This ASU required significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables.  Under this guidance, the allowance for credit losses and the recorded investment in loans receivable are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, along with the financial impact of restructured loans is also required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  The Company adopted this update effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASC Topic 310).

This ASU modified the effective date of compliance with disclosure requirements related to troubled debt restructure reporting previously indicated in ASU 2010-20.  The new effective date for disclosing the required troubled debt restructuring information is for interim and annual periods ending after June 15, 2011.  The Company adopted this update effective in the fourth quarter of fiscal 2011 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.

This ASU amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR).  The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. ASU 2011-02 was effective for a public entity for the first interim or annual period beginning on or after June 15, 2011.  Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs.  However, an entity should apply prospectively changes in the method used to calculate impairment on receivables.  At the same time it adopts ASU 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The Company adopted ASU 2011-02 for the interim and annual period ending September 30, 2011.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flow.

Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.

This ASU applies to all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity (repo arrangements).  It focuses the transferor’s assessment of effective control on its contractual rights and obligations by removing the requirement to assess its ability to exercise those rights or honor those obligations.  The ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  It is effective prospectively for transactions or modifications of existing transactions that occur on or after the effective date.  The Company adopted ASU 2011-03 for the interim period ending December 31, 2011 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

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

A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  In the period of adoption, a reporting entity is required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.  The Company adopted ASU 2011-04 for the interim period ending March 31, 2012 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flow.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.

This ASU increases the prominence of other comprehensive income in financial statements.  Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.

For a public entity, the ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt ASU 2011-05 for the interim period ending December 31, 2012.

Accounting Standards Update No. 2011-08, “Intangibles—Goodwill and Other” (ASC Topic 350): Testing Goodwill for Impairment.

The objective of this ASU is to simplify how entities test goodwill for impairment.  This ASU adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and if not, forego the two-step goodwill impairment test.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted.  The Company anticipates adopting this ASU in the first quarter of fiscal 2013 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements
Statements of Financial Condition
Statements of Operations
Statements of Comprehensive Income
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Meta Financial Group, Inc.:

We have audited the accompanying consolidated statements of financial conditions of Meta Financial Group, Inc. and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meta Financial Group, Inc.’s internal control over financial reporting as of September 30, 2012, based on  criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 21, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
December 21, 2012

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	September 30, 2012	September 30, 2011

Cash and cash equivalents	$145,051	$276,893
Investment securities available for sale	435,250	28,330
Mortgage-backed securities available for sale	681,442	590,918
Loans receivable - net of allowance for loan losses of $3,971 at September 30, 2012 and $4,926 at September 30, 2011	326,981	314,410
Federal Home Loan Bank stock, at cost	2,120	4,737
Accrued interest receivable	6,710	4,133
Insurance receivable	581	2,264
Premises, furniture, and equipment, net	17,738	17,168
Bank-owned life insurance	14,832	14,322
Foreclosed real estate and repossessed assets	838	2,671
Goodwill and intangible assets	2,035	1,315
MPS accounts receivable	5,763	7,677
Other assets	9,557	10,643

Total assets	$1,648,898	$1,275,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,181,299	$945,956
Interest-bearing checking	33,094	31,249
Savings deposits	26,053	11,136
Money market deposits	38,585	36,717
Time certificates of deposit	100,763	116,562
Total deposits	1,379,794	1,141,620
Advances from Federal Home Loan Bank	11,000	11,000
Securities sold under agreements to repurchase	26,400	8,055
Subordinated debentures	10,310	10,310
Accrued interest payable	177	223
Contingent liability	1,719	3,649
Accrued expenses and other liabilities	73,639	20,047
Total liabilities	1,503,039	1,194,904

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 and 800,000 shares authorized, no shares issued or outstanding at September 30, 2012 and 2011, respectively	-	-
Common stock, $.01 par value; 10,000,000 and 5,200,000 shares authorized, 5,576,099 and 3,372,999 shares issued, 5,443,881 and 3,146,867 shares outstanding at September 30, 2012 and 2011, respectively	56	34
Additional paid-in capital	78,769	32,471
Retained earnings - substantially restricted	60,776	45,494
Accumulated other comprehensive income	8,513	6,336
Treasury stock, 132,218 and 226,132 common shares, at cost, at September 30, 2012 and 2011, respectively	(2,255)	(3,758)
Total stockholders’ equity	145,859	80,577

Total liabilities and stockholders’ equity	$1,648,898	$1,275,481

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,

	2012	2011	2010

Interest and dividend income:
Loans receivable, including fees	$18,058	$19,654	$24,944
Mortgage-backed securities	16,133	18,362	13,370
Other investments	3,106	1,043	769
	37,297	39,059	39,083
Interest expense:
Deposits	2,205	3,069	3,908
FHLB advances and other borrowings	1,358	1,678	2,085
	3,563	4,747	5,993
Net interest income	33,734	34,312	33,090
Provision for loan losses	1,049	278	15,791
Net interest income after provision for loan losses	32,685	34,034	17,299
Non-interest income:
Card fees	53,220	53,890	93,206
Gain on sale of securities available for sale, net	13,755	1,793	2,140
Loan fees	1,190	417	359
Deposit fees	616	649	766
Bank-owned life insurance income	511	526	526
Gain (loss) on sale of REO	(38)	53	(105)
Other income	320	163	552
Total non-interest income	69,574	57,491	97,444

Non-interest expense:
Compensation and benefits	31,104	30,467	32,529
Card processing expense	17,373	23,286	38,242
Occupancy and equipment expense	8,489	8,467	8,162
Legal and consulting expense	5,255	5,156	3,464
Goodwill impairment	-	1,508	-
Data processing expense	1,141	1,092	1,273
Marketing	1,047	1,260	2,109
Other expense	11,054	12,026	9,151
Total non-interest expense	75,463	83,262	94,930

Income before income tax expense	26,796	8,263	19,813
Income tax expense	9,682	3,623	7,420

Net income	$17,114	$4,640	$12,393

Earnings per common share:
Basic	$4.94	$1.49	$4.23
Diluted	$4.92	$1.49	$4.11

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	For theYears Ended
	September 30,

	2012	2011	2010

Net income	$17,114	$4,640	$12,393

Other comprehensive income:
Change in net unrealized gains on securities available for sale	17,280	9,464	7,661
(Gains) realized in net income	(13,755)	(1,793)	(2,140)
	3,525	7,671	5,521
Deferred income tax effect	1,348	2,934	2,084
Total other comprehensive income	2,177	4,737	3,437
Total comprehensive income	$19,291	$9,377	$15,830

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2010, 2011 and 2012
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-in	Retained	(Loss),	Treasury	Stockholders’
	Stock	Capital	Earnings	Net of Tax	Stock	Equity

Balance, September 30, 2009	$30	$23,551	$31,626	$(1,838)	$(6,024)	$47,345

Cash dividends declared on common stock ($.52 per share)	-	-	(1,544)	-	-	(1,544)

Issuance of common shares from the sales of equity securities	4	8,563	-	-	-	8,567

Issuance of 41,544 common shares from treasury stock due to exercise of stock options	-	(249)	-	-	1,579	1,330

Stock compensation	-	516	-	-	-	516

Change in net unrealized losses on securities available for sale, net	-	-	-	3,437	-	3,437

Net income	-	-	12,393	-	-	12,393

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Cash dividends declared on common stock ($.52 per share)	-	-	(1,621)	-	-	(1,621)

Issuance of common shares from the sales of equity securities	-	-	-	-	-	-

Issuance of 13,776 common shares from treasury stock due to exercise of stock options	-	(112)	-	-	687	575

Stock compensation	-	202	-	-	-	202

Change in net unrealized gains on securities available for sale, net	-	-	-	4,737	-	4,737

Net income	-	-	4,640	-	-	4,640

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Cash dividends declared on common stock ($.52 per share)	-	-	(1,832)	-	-	(1,832)

Issuance of common shares from the sales of equity securities	22	45,999	-	-	-	46,021

Issuance of 19,669 common shares from treasury stock due to exercise of stock options	-	272	-	-	1,503	1,775

Stock compensation	-	27	-	-	-	27

Change in net unrealized gains on securities available for sale, net	-	-	-	2,177	-	2,177

Net income	-	-	17,114	-	-	17,114

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended September 30,
	2012	2011	2010

Cash flows from operating activities:
Net income	$17,114	$4,640	$12,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	20,349	9,758	11,434
Disbursement of non-real estate consumer loans originated for sale	(621,285)	(848,671)	(440,175)
Proceeds from sale of non-real estate consumer loans	623,469	848,553	438,339
Disbursement of 1-4 family residential mortgage loans originated for sale	-	(2,370)	(3,393)
Proceeds from sale of 1-4 family residential mortgage loans	368	3,627	2,466
Loss (gain) on sale of loans	7	(188)	(83)
Provision for loan losses	1,049	278	15,791
Gain on sale of investments available for sale, net	(13,755)	(1,793)	(2,140)
(Gain) loss on other assets	(1,018)	102	123
Net change in accrued interest receivable	(2,577)	626	(415)
Goodwill impairment	-	1,508	-
Net change in other assets	4,653	923	(1,935)
Net change in accrued interest payable	(46)	(169)	(55)
Net change in accrued expenses and other liabilities	51,662	5,034	2,220
Net cash provided by operating activities	79,990	21,858	34,570

Cash flows from investing activities:
Purchase of securities available for sale	(1,393,844)	(289,777)	(437,305)
Net change in federal funds sold	-	-	9
Proceeds from sales of securities available for sale	678,833	55,791	97,610
Proceeds from maturities and principal repayments of securities available for sale	217,986	125,085	197,346
Loans purchased	(7,697)	(5,820)	(8,930)
Net change in loans receivable	(11,729)	53,856	21,097
Proceeds from sales of foreclosed real estate	4,941	1,047	1,105
Federal Home Loan Bank stock purchases	(122,189)	-	-
Federal Home Loan Bank stock redemptions	124,806	546	1,767
Proceeds from the sale of premises and equipment	25	98	1,154
Purchase of premises and equipment	(4,127)	(1,832)	(2,347)
Other, net	(1,347)	(2,935)	(1,735)
Net cash used in investing activities	(514,342)	(63,941)	(130,229)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	253,973	273,676	243,798
Net change in time deposits	(15,799)	(29,510)	(91)
Repayment of FHLB and other borrowings	-	(11,000)	(77,800)
Net change in securities sold under agreements to repurchase	18,345	(849)	2,218
Cash dividends paid	(1,832)	(1,621)	(1,544)
Stock compensation	27	202	516
Proceeds from issuance of common stock	47,796	575	9,897
Net cash provided by financing activities	302,510	231,473	176,994

Net change in cash and cash equivalents	(131,842)	189,390	81,335

Cash and cash equivalents at beginning of year	276,893	87,503	6,168
Cash and cash equivalents at end of year	$145,051	$276,893	$87,503

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Con't.)
(Dollars in Thousands)

	For the Years Ended September 30,
	2012	2011	2010

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$3,609	$4,916	$6,048
Income taxes	8,478	3,255	3,559

Supplemental disclosure of non-cash investing and financing activities:
Net loans transferred to foreclosed real estate	$3,247	$2,370	$452

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

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain significant estimates include the allowance for loan losses, the valuation of goodwill and the fair values of securities and other financial instruments.  These estimates are reviewed by management regularly; however, they are particularly susceptible to significant changes in the future.

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD
For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  The total of those reserve balances was $6.7 million and $1.4 million at September 30, 2012 and 2011, respectively. The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB, and other private institutions.  At September 30, 2012 the Company had no interest bearing deposits held at the FHLB and $128.1 million in interest bearing deposits held at the FRB.  At September 30, 2012 the Company had no federal funds sold. The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

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

Securities Impairment

Management continually monitors the investment security portfolio for impairment on a security by security basis and has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment for the difference between amortized cost and fair value. If the Company does not expect to recover the amortized cost basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell the security before the recovery of it amortized cost, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income, net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security.  In fiscal 2012 and 2011, there was no other-than-temporary impairment recorded.  In fiscal 2010, the other-than-temporary impairment recorded against the trust preferred securities was $350,000, which was recorded in the other expenses line on the statement of operations.

LOANS RECEIVABLE
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances reduced by the allowance for loan losses and any deferred fees or costs on originated loans.

MPS has strived to offer consumers innovative payment products, including credit products.  Most credit products have fallen into one of two general categories: (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk.  MPS’s sponsorship lending programs are governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors.  A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that has indemnified MPS and the Bank for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Therefore, MPS has strived to employ policies, procedures, and information systems that are commensurate with the added risk and exposure.  Due to supervisory directives issued by our regulator, an MPS lending program - iAdvance – was eliminated effective October 13, 2010.  In addition, our third party relationship programs have been limited to third party relationships in existence at the time the directives were issued, absent prior approval to engage in new relationships.  For additional discussion, see “Regulation - Bank Supervision & Regulation – Consent Orders and Related Matters.”

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

The Company considers whether a borrower is experiencing financial difficulties, as well as whether a concession has been granted to a borrower determined to be troubled, when determining whether a modification meets the criteria of being a TDR. For such purposes, evidence which may indicate that a borrower is troubled includes, among other factors, the borrower's default on debt, the borrower's declaration of bankruptcy or preparation for the declaration of bankruptcy, the borrower's forecast that entity-specific cash flows will be insufficient to service the related debt, or the borrower's inability to obtain funds from sources other than existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor. If a borrower is determined to be troubled based on such factors or similar evidence, a concession will be deemed to have been granted if a modification of the terms of the debt occurred that management would not otherwise consider. Such concessions may include, among other modifications, a reduction of the stated interest for the remaining original life of the debt, an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, a reduction of accrued interest, or a reduction of the face amount or maturity amount of the debt.

Loans that are reported as TDRs apply the identical criteria in the determination of whether the loan should be accruing or nonaccruing. Typically, the event of classifying the loan as a TDR due to a modification of terms is independent from the determination of accruing interest on a loan.

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan will be charged to current income.  The loan will remain on a non-accrual status until the loan becomes current.

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS
The Bank sells residential mortgage loans to others on a non-recourse basis.  Sold loans are not included in the consolidated financial statements.  The Bank generally retains the right to service the sold loans for a fee.  At September 30, 2012 and 2011, the Bank was servicing loans for others with aggregate unpaid principal balances of $14.5 million and $24.8 million, respectively.

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

Smaller-balance homogenous loans are collectively evaluated for impairment.  Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, manufactured homes, home equity and second mortgage loans.  Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment.  When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 90 days or more.  Non-accrual loans are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS
Real estate properties and repossessed assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis.  Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses.  Valuations are periodically performed by management and valuation allowances are increased through a charge to income for reductions in fair value or increases in estimated selling costs.

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

PREMISES, FURNITURE, AND EQUIPMENT
Land is carried at cost.  Buildings, furniture, fixtures, leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization computed principally by using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, and 3 to 10 years for leasehold improvements, and for furniture, fixtures and equipment.  These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

TRANSFERS OF FINANCIAL ASSETS
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been legally isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

BANK-OWNED LIFE INSURANCE
Bank-owned life insurance represents the cash surrender value of investments in life insurance contracts.  Earnings on the contracts are based on the earnings on the cash surrender value, less mortality costs.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated statements of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.  At September 30, 2012 and 2011, all shares in the ESOP were allocated.

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

COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes the change in net unrealized gains and losses on securities available for sale, net of reclassification adjustments and tax effects, and is recognized as a separate component of stockholders’ equity.

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

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Topic 310).

This ASU required significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables.  Under this guidance, the allowance for credit losses and the recorded investment in loans receivable are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, along with the financial impact of restructured loans is also required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  The Company adopted this update effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASC Topic 310).

This ASU modified the effective date of compliance with disclosure requirements related to troubled debt restructure reporting previously indicated in ASU 2010-20.  The new effective date for disclosing the required troubled debt restructuring information is for interim and annual periods ending after June 15, 2011.  The Company adopted this update effective in the fourth quarter of fiscal 2011 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.

This ASU amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR).  The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. ASU 2011-02 was effective for a public entity for the first interim or annual period beginning on or after June 15, 2011.  Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs.  However, an entity should apply prospectively changes in the method used to calculate impairment on receivables.  At the same time it adopts ASU 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The Company adopted ASU 2011-02 for the interim and annual period ending September 30, 2011.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flow.

Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.

This ASU applies to all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity (repo arrangements).  It focuses the transferor’s assessment of effective control on its contractual rights and obligations by removing the requirement to assess its ability to exercise those rights or honor those obligations.  The ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  It is effective prospectively for transactions or modifications of existing transactions that occur on or after the effective date.  The Company adopted ASU 2011-03 for the interim period ending December 31, 2011 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

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

A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  In the period of adoption, a reporting entity is required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.  The Company adopted ASU 2011-04 for the interim period ending March 31, 2012 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flow.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.

This ASU increases the prominence of other comprehensive income in financial statements.  Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.

For a public entity, the ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt ASU 2011-05 for the interim period ending December 31, 2012.

Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other” (ASC Topic 350): Testing Goodwill for Impairment.

The objective of this ASU is to simplify how entities test goodwill for impairment.  This ASU adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and if not, forego the two-step goodwill impairment test.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted.  The Company anticipates adopting this ASU in the first quarter of fiscal 2013 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

NOTE 2.  EARNINGS PER COMMON SHARE (EPS)

A reconciliation of the net income and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2012, 2011 and 2010 is presented below.

	2012	2011	2010
	(Dollars in Thousands, Except Share and Per Share Data)
Earnings
Net income	$17,114	$4,640	$12,393

Basic EPS
Weighted average common shares outstanding	3,460,877	3,116,302	2,936,397
Less weighted average nonvested shares	-	(1,667)	(3,329)
Weighted average common shares outstanding	3,460,877	3,114,635	2,933,068

Earnings Per Common Share
Basic	$4.94	$1.49	$4.23

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	3,460,877	3,114,635	2,933,068
Add dilutive effect of assumed exercises of stock options, net of tax benefits	19,601	1,239	79,733
Weighted average common and dilutive potential common shares outstanding	3,480,478	3,115,874	3,012,801

Earnings Per Common Share
Diluted	$4.92	$1.49	$4.11

Stock options totaling 308,351, 365,488, and 105,288 were not considered in computing diluted earnings per common share for the years ended September 30, 2012, 2011, and 2010, respectively, because they were not dilutive.

NOTE 3.  SECURITIES

Securities available for sale were as follows at September 30,

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2012	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$67,615	$1,399	$(3,517)	$65,497
Asset backed securities	40,828	496	-	41,324
Agency securities	39,266	201	-	39,467
Small Business Administration securities	19,939	-	(25)	19,914
Obligations of states and political subdivisions	12,593	560	-	13,153
Non-bank qualified obligations of states and political subdivisions	254,789	1,487	(381)	255,895
Mortgage-backed securities	667,876	13,597	(31)	681,442
Total debt securities	$1,102,906	$17,740	$(3,954)	$1,116,692

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2011	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$30,582	$-	$(8,470)	$22,112
Obligations of states and political subdivisions	5,937	281	-	6,218
Mortgage-backed securities	572,467	18,591	(140)	590,918
Total debt securities	$608,986	$18,872	$(8,610)	$619,248

Included in securities available for sale are trust preferred securities as follows:

At September 30, 2012
			Unrealized	S&P	Moody's
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,983	$3,817	$(1,166)	BBB-	Baa3
Huntington Capital Trust II SE	4,974	3,540	(1,434)	BB+	Baa3
PNC Capital Trust	4,956	4,107	(849)	BBB	Baa2
Total	$14,913	$11,464	$(3,449)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

At September 30, 2011
			Unrealized	S&P	Moody's
Issuer(1)	Book Value	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,982	$3,300	$(1,682)	BB	Baa3
Huntington Capital Trust II SE	4,972	3,350	(1,622)	BB-	Ba1
Bank Boston Capital Trust IV (2)	4,965	2,999	(1,966)	BB+	Ba1
Bank America Capital III	4,954	3,100	(1,854)	BB+	Ba1
PNC Capital Trust	4,954	3,650	(1,304)	BBB	Baa2
Total	$24,827	$16,399	$(8,428)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.
(2) Bank Boston now known as Bank of America.

Management has a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security, and projecting cash flows. Other factors, but not necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the financial condition of the issuers listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2012 and 2011 are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$14,396	$(3,517)	$14,396	$(3,517)
Small Business Administration securities	19,914	(25)	-	-	19,914	(25)
Non-bank qualified obligations of states and political subdivisions	55,569	(381)	-	-	55,569	(381)
Mortgage-backed securities	28,731	(31)	-	-	28,731	(31)
Total debt securities	$104,214	$(437)	$14,396	$(3,517)	$118,610	$(3,954)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2011	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$5,713	$(42)	$16,399	$(8,428)	$22,112	$(8,470)
Mortgage-backed securities	23,886	(140)	-	-	23,886	(140)
Total debt securities	$29,599	$(182)	$16,399	$(8,428)	$45,998	$(8,610)

As of September 30, 2012, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2012 and 2011.

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

	AMORTIZED	FAIR
	COST	VALUE
September 30, 2012	(Dollars in Thousands)

Due in one year or less	$100	$101
Due after one year through five years	19,066	19,553
Due after five years through ten years	150,095	151,701
Due after ten years	265,769	263,895
	435,030	435,250
Mortgage-backed securities	667,876	681,442
Total debt securities	$1,102,906	$1,116,692

	AMORTIZED	FAIR
	COST	VALUE
September 30, 2011	(Dollars in Thousands)

Due in one year or less	$448	$458
Due after one year through five years	7,022	7,038
Due after five years through ten years	2,237	2,310
Due after ten years	26,812	18,524
	36,519	28,330
Mortgage-backed securities	572,467	590,918
Total debt securities	$608,986	$619,248

Activities related to the sale of securities available for sale are summarized below.

	2012	2011	2010
	(Dollars in Thousands)

Proceeds from sales	$678,833	$55,791	$97,610
Gross gains on sales	15,426	1,793	2,224
Gross losses on sales	1,671	-	84

NOTE 4.  LOANS RECEIVABLE, NET

Year end loans receivable were as follows:

	September 30, 2012	September 30, 2011
	(Dollars in Thousands)

One to four family residential mortgage loans	$49,134	$33,753
One to four family residential mortgage loans held for sale	-	375
Commercial and multi-family real estate loans	191,905	194,414
Agricultural real estate loans	19,861	20,320
Consumer loans	32,838	32,418
Consumer loans held for sale	-	1,980
Commercial operating loans	16,452	14,955
Agricultural operating loans	20,981	21,200
Total Loans Receivable	331,171	319,415

Less:
Allowance for loan losses	(3,971)	(4,926)
Net deferred loan origination fees	(219)	(79)
Total Loans Receivable, Net	$326,981	$314,410

Annual activity in the allowance for loan losses was as follows:

Year ended September 30,	2012	2011	2010
	(Dollars in Thousands)

Beginning balance	$4,926	$5,234	$6,993
Provision (recovery) for loan losses	1,049	278	15,791
Recoveries	99	521	1,855
Loan charge offs	(2,103)	(1,107)	(19,405)
Ending balance	$3,971	$4,926	$5,234

Allowance for Loan Losses and Recorded Investment in loans at September 30, 2012 and 2011 are as follows:

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Year Ended September 30, 2012

Allowance for loan losses:
Beginning balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926
Provision (recovery) for loan losses	30	1,266	1	(11)	9	(117)	(129)	1,049
Loan charge offs	(3)	(2,094)	-	(6)	-	-	-	(2,103)
Recoveries	1	40	-	4	4	50	-	99
Ending balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971

Ending balance: individually evaluated for impairment	$16	$346	$-	$-	$1	$-	$-	$363
Ending balance: collectively evaluated for impairment	$177	$2,767	$1	$3	$48	$-	$612	$3,608

Loans:
Ending balance: individually evaluated for impairment	$352	$8,815	$-	$1	$17	$-	$-	$9,185
Ending balance: collectively evaluated for impairment	$48,782	$183,090	$19,861	$32,837	$16,435	$20,981	$-	$321,986

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Year Ended September 30, 2011

Allowance for loan losses:
Beginning balance	$50	$3,053	$111	$738	$131	$125	$1,026	$5,234
Provision (recovery) for loan losses	344	807	(111)	(367)	(52)	(58)	(285)	278
Loan charge offs	(229)	(61)	-	(774)	(43)	-	-	(1,107)
Recoveries	-	102	-	419	-	-	-	521
Ending balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926

Ending balance: individually evaluated for impairment	$1	$1,845	$-	$-	$3	$-	$-	$1,849
Ending balance: collectively evaluated for impairment	$164	$2,056	$-	$16	$33	$67	$741	$3,077

Loans:
Ending balance: individually evaluated for impairment	$127	$13,025	$-	$-	$30	$-	$-	$13,182
Ending balance: collectively evaluated for impairment	$33,922	$181,389	$20,320	$34,398	$14,925	$21,200	$-	$306,154

The asset classification of loans at September 30, 2012 and 2011, which excludes loans held for sale, are as follows:

September 30, 2012
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$48,566	$167,697	$19,783	$32,837	$16,036	$20,981	$305,900
Watch	228	12,932	78	-	-	-	13,238
Special Mention	15	3,730	-	-	399	-	4,144
Substandard	295	7,546	-	1	17	-	7,859
Doubtful	30	-	-	-	-	-	30
	$49,134	$191,905	$19,861	$32,838	$16,452	$20,981	$331,171

September 30, 2011
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$33,830	$161,109	$20,320	$31,967	$13,737	$14,500	$275,463
Watch	281	10,446	-	318	913	6,700	18,658
Special Mention	17	3,006	-	38	53	-	3,114
Substandard	-	19,827	-	60	252	-	20,139
Doubtful	-	26	-	35	-	-	61
	$34,128	$194,414	$20,320	$32,418	$14,955	$21,200	$317,435

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is charged against current income.  The loan will remain on a non-accrual status until the loan establishes satisfactory payment performance.  Past due loans at September 30, 2012 and 2011 are as follows:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$-	$-	$-	$-	$48,827	$307	$49,134
Commercial Real Estate and Multi-Family	-	-	-	-	190,482	1,423	191,905
Agricultural Real Estate	-	-	-	-	19,861	-	19,861
Consumer	21	16	63	100	32,738	-	32,838
Commercial Operating	-	-	-	-	16,434	18	16,452
Agricultural Operating	-	-	-	-	20,981	-	20,981
Total	$21	$16	$63	$100	$329,323	$1,748	$331,171

September 30, 2011

Residential 1-4 Family	$51	$30	$-	$81	$33,920	$127	$34,128
Commercial Real Estate and Multi-Family	2,460	-	-	2,460	178,929	13,025	194,414
Agricultural Real Estate	-	-	-	-	20,320	-	20,320
Consumer	26	14	24	64	32,354	-	32,418
Commercial Operating	-	-	-	-	14,925	30	14,955
Agricultural Operating	-	-	-	-	21,200	-	21,200
Total	$2,537	$44	$24	$2,605	$301,648	$13,182	$317,435

Impaired loans at September 30, 2012 and 2011 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2012

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-
Commercial Real Estate and Multi-Family	-	-	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$352	$393	$16
Commercial Real Estate and Multi-Family	8,815	12,707	346
Agricultural Real Estate	-	-	-
Consumer	1	1	-
Commercial Operating	17	32	1
Agricultural Operating	-	-	-
Total	$9,185	$13,133	$363

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2011

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-
Commercial Real Estate and Multi-Family	-	-	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$127	$172	$1
Commercial Real Estate and Multi-Family	13,025	18,427	1,845
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	30	45	3
Agricultural Operating	-	-	-
Total	$13,182	$18,644	$1,849

Cash interest collected on impaired loans was not material during the years ended September 30, 2012 and 2011.

The following table provides the average recorded investment in impaired loans for the years ended September 30, 2012 and 2011.

	Year Ended September 30,
	2012	2011
	Average Recorded Investment	Average Recorded Investment

Residential 1-4 Family	$177	$117
Commercial Real Estate and Multi-Family	13,534	9,306
Agricultural Real Estate	-	1,176
Consumer	4	36
Commercial Operating	74	109
Agricultural Operating	-	80
Total	$13,789	$10,824

For fiscal 2012 and 2011, the Company’s troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table.  Troubled debt restructurings completed during the years ended September 30, 2012 and 2011 are as follows:

	September 30, 2012			September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	3	$328	$328
Commercial Real Estate and Multi-Family	-	-	-	7	8,044	8,424
Agricultural Real Estate	-	-	-	-	-	-
Consumer	1	1	1	1	19	19
Commercial Operating	2	45	45	3	67	111
Agricultural Operating	-	-	-	-	-	-
Total	3	$46	$46	14	$8,458	$8,882

The following table provides information on troubled debt restructured loans for which there was a payment default during the fiscal year ended September 30, 2012 and 2011, that had been modified during the 12-month period prior to the default:

During the Year Ended
	September 30, 2012		September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	1	$42
Commercial Real Estate and Multi-Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	1	$42

Virtually all of the Company’s originated loans are to Iowa- and South Dakota-based individuals and organizations.  The Company’s purchased loans totaled $19.0 million at September 30, 2012, which were secured by properties located, as a percentage of total loans, as follows:  2% in North Dakota, 1% each in Oregon and Washington, and the remaining 1% among eight other states.

The Company originates and purchases commercial real estate loans.  These loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production.  The Company’s commercial real estate loans include $24.3 million of loans secured by hotel properties and $45.6 million of multi-family properties at September 30, 2012.  The Company’s commercial real estate loans include $24.3 million of loans secured by hotel properties and $46.4 million of multi-family properties at September 30, 2011.  The remainder of the commercial real estate portfolio is diversified by industry.  The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Non-accruing loans were $1.7 million and $13.2 million at September 30, 2012 and 2011, respectively.  There were $63,000 and $24,000 accruing loans delinquent 90 days or more at September 30, 2012 and 2011, respectively.  For the year ended September 30, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $0.6 million, of which none was included in interest income.

NOTE 5.  LOAN SERVICING

Loans serviced for others are not reported as assets.  The unpaid principal balances of these loans at year end were as follows:

September 30,	2012	2011
	(Dollars in Thousands)

Mortgage loan portfolios serviced for FNMA	$11,240	$15,965
Other	3,251	8,794
	$14,491	$24,759

NOTE 6.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Year end premises and equipment were as follows:

September 30,	2012	2011
	(Dollars in Thousands)

Land	$2,429	$2,429
Buildings	13,460	13,369
Furniture, fixtures, and equipment	25,068	21,673
	40,957	37,471
Less accumulated depreciation	(23,219)	(20,303)
	$17,738	$17,168

Depreciation expense of premises, furniture, and equipment included in occupancy and equipment expense was approximately $3.5 million, $3.8 million, and $3.7 million for the years ended September 30, 2012, 2011, and 2010, respectively.

NOTE 7.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $100,000 or more were approximately $30.7 million and $38.0 million at September 30, 2012, and 2011, respectively.

At September 30, 2012, the scheduled maturities of time certificates of deposits were as follows for the years ending:

September 30,
(Dollars in Thousands)

2013	$71,154
2014	13,618
2015	8,828
2016	5,646
2017	1,517
Total Certificates	$100,763

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.  Previous to the legislation in 2010, the coverage of $250,000 was temporary until December 2013.

NOTE 8.  ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

At September 30, 2012, the Company’s advances from the FHLB had fixed rates ranging from 4.03% to 7.01% with a weighted average rate of 6.0%.  The scheduled maturities of FHLB advances were as follows for the years ending:

September 30,
(Dollars in Thousands)

2013	$2,500
2014	-
2015	1,500
2016	-
2017	-
Thereafter	7,000
Total FHLB Advances	$11,000

The Company had no overnight federal funds purchased from the FHLB as of September 30, 2012.

As of September 30, 2011, the Company’s advances from the FHLB totaled $11.0 million and carried a weighted average rate of 6.0%.  The Company had no overnight federal funds purchased from the FHLB.

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

At year end 2012, and 2011, the Bank pledged securities with fair values of approximately $232.1 million and $172.4 million, respectively, against specific FHLB advances.  In addition, qualifying mortgage loans of approximately $37.0 million, and $30.7 million were pledged as collateral at September 30, 2012 and 2011, respectively.

NOTE 9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled approximately $26.4 million and $8.1 million at September 30, 2012 and 2011, respectively.

An analysis of securities sold under agreements to repurchase follows:

September 30,	2012	2011
	(Dollars in Thousands)

Highest month-end balance	$27,617	$11,787
Average balance	15,278	6,018
Weighted average interest rate for the year	0.51%	0.50%
Weighted average interest rate at year end	0.51%	0.50%

The Company pledged securities with fair values of approximately $43.6 million at September 30, 2012, as collateral for securities sold under agreements to repurchase.  There were $15.1 million securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2011.

NOTE 10.  SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

Subordinated debentures are due to First Midwest Financial Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company.  The debentures were issued in 2001 in conjunction with the Trust’s issuance of 10,000 shares of Trust Preferred Securities.  The debentures bear the same interest rate and terms as the trust preferred securities.  The debentures are included on the consolidated balance sheets as liabilities.

The Company issued all of the 10,000 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely subordinated debt securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75% (4.39% at September 30, 2012 and 4.31% at September 30, 2011), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2007.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture agreement.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

NOTE 11.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees who have 1,000 hours of employment with the Bank, have worked one year at the Bank and who have attained age 21.  ESOP expense of $696,000, $737,000 and $654,000 was recorded for the years ended September 30, 2012, 2011 and 2010, respectively.  Contributions of $659,000, $772,000 and $654,000 were made to the ESOP during the years ended September 30, 2012, 2011 and 2010, respectively.

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

For the years ended September 30, 2012, 2011 and 2010, 27,846 shares, 43,898 shares and 20,428 shares with a fair value of $23.65, $17.58 and $32.00 per share, respectively, were released.  Also for the years ended September 30, 2012, 2011 and 2010, allocated shares and total ESOP shares reflect 28,486 shares, 20,938 shares, and 15,966 shares, respectively, withdrawn from the ESOP by participants who are no longer with the Company or by participants diversifying their holdings.  At September 30, 2012 there were no shares purchased for dividend reinvestment.  At September 30, 2011, 11,567 shares were purchased for dividend reinvestment.  At September 30, 2010 there were no shares purchased for dividend reinvestment.

Year-end ESOP shares are as follows:

September 30,	2012	2011	2010
	(Dollars in Thousands)

Allocated shares	247,814	248,427	213,900
Unearned shares	-	-	-
Total ESOP shares	247,814	248,427	213,900

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the years ended September 30, 2012, 2011 and 2010 was $775,000, $780,000 and $726,000, respectively.

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

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2012, 2011 and 2010.

Year Ended September 30,	2012	2011	2010
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $30, $45 and $89, respectively	$76	$244	$450

As of September 30, 2012, stock-based compensation expense not yet recognized in income totaled $19,000 which is expected to be recognized over a weighted average remaining period of 0.69 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  The following table shows the key valuation assumptions used for options granted during the years ended September 30, 2012, 2011, and 2010, and other information.  Options are issued for 10 year periods with 100% vesting generally occurring either at grant date or over a four year period.

Year Ended September 30,	2012	2011	2010
	(Dollars in Thousands, Except Share and Per Share Data)

Risk-free interest rate	0.00% - 0.00%	0.95% - 0.96%	1.27% - 2.36%

Expected annual standard deviation
Range	00.00% - 00.00%	55.31% - 55.50%	44.89% - 45.89%
Weighted average	0.00%	55.32%	45.06%
Expected life (years)	0	5	5

Expected dividend yield
Range	0.00% - 0.00%	2.83% - 2.96%	1.64% - 3.02%
Weighted average	0.00%	2.95%	1.69%
Weighted average fair value of options granted during period	$-	$6.62	$10.83
Intrinsic value of options exercised during period	$117	$64	$426

Shares are granted each year to Directors which vest immediately.  The fair value is determined based on the fair market value of the Company’s stock on the grant date.  The total fair value of shares granted during the years ended September 30, 2012, 2011 and 2010 was $79,000, $147,000, and $124,000, respectively.

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2012; however, previously awarded but unexercised options were outstanding under this plan during the year.

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2012 and 2011.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2011	485,352	$23.28	5.90	$463
Granted	-	-
Exercised	(21,135)	16.18		117
Forfeited or expired	(74,859)	24.05		91
Options outstanding, September 30, 2012	389,358	$23.52	5.08	$1,199

Options exercisable end of year	381,233	$23.54	5.03	$1,157

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2010	490,993	$23.39	6.49	$4,579
Granted	24,935	17.61
Exercised	(13,776)	13.65		64
Forfeited or expired	(16,800)	25.94		-
Options outstanding, September 30, 2011	485,352	$23.28	5.90	$463

Options exercisable end of year	452,977	$23.31	5.91	$401

	Number of	Weighted Average
	Shares	Fair Value At Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2011	-	$-
Granted	4,400	17.90
Vested	(4,400)	17.90
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2012	-	$-

	Number of	Weighted Average
	Shares	Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2010	1,667	$24.43
Granted	5,950	17.90
Vested	(7,617)	19.33
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2011	-	$-

NOTE 13.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.

The provision for income taxes consists of:

Years ended September 30,	2012	2011	2010
	(Dollars in Thousands)
Federal:
Current	$7,734	$4,101	$5,194
Deferred	858	(783)	1,175
	8,592	3,318	6,369

State:
Current	960	460	928
Deferred	130	(155)	123
	1,090	305	1,051

Income tax expense	$9,682	$3,623	$7,420

Total income tax expense differs from the statutory federal income tax rate as follows:

Years ended September 30,	2012	2011	2010
	(Dollars in Thousands)

Income tax expense at 35% federal tax rate	$9,378	$2,892	$6,935
Increase (decrease) resulting from:
State income taxes net of federal benefit	708	198	683
Nontaxable buildup in cash surrender value	(179)	(184)	(184)
Incentive stock option expense	10	52	46
Tax exempt income	(244)	(38)	(25)
Nondeductible expenses	37	728	78
Other, net	(28)	(25)	(113)
Total income tax expense	$9,682	$3,623	$7,420

Year-end deferred tax liabilities included in other liabilities consist of:

September 30,	2012	2011
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$1,519	$1,884
Stock based compensation	388	358
Operational reserve	794	676
Other, net	1,537	2,084
Gross deferred tax assets	4,238	5,002

Deferred tax liabilities:
FHLB stock dividend	(433)	(433)
Premises and equipment	(1,181)	(1,232)
Patents	(775)	(503)
Prepaid expenses	(658)	(658)
Net unrealized gains on securities available for sale	(5,273)	(3,925)
Deferred loan fees	(66)	(63)
Gross deferred tax liabilities	(8,386)	(6,814)

Net deferred tax liabilities	$(4,148)	$(1,812)

As of September 30, 2012, the Company had a gross deferred tax asset of $610,000 for state cumulative net operating loss carryforwards, which was fully reserved for as the Company does not anticipate any state taxable income at the holding company level in future periods.

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987 totaling $6.7 million for the Bank.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2012, and 2011.  If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

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

The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review.  While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the consolidated financial statements and the final resolution of a tax issue during the period

Income tax returns for fiscal years 2009 through 2011, with few exceptions, remain open to examination by federal and state taxing authorities.  Management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2012 and 2011 with the exception of the state cumulative net operating loss carryforwards discussed above.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended September 30, 2012 and 2011, follows:

September 30,	2012	2011
	(Dollars in Thousands)

Balance at beginning of year	$-	$-
Additions for tax positions related to the current year	65	-
Additions for tax positions related to the prior years	99	-
Reductions for tax positions due to settlement with taxing authorities	-	-
Reductions for tax positions related to prior years	-	-
Balance at end of year	$164	$-

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $107,000 as of September 30, 2012.  The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits was $9,000 as of September 30, 2012.  The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2012, the Bank met all capital adequacy requirements.

The Bank’s actual and required capital amounts and ratios are presented in the following table.

					Minimum Requirement To Be
			Minimum Requirement For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

September 30, 2012

MetaBank
Tangible capital (to tangible assets)	$140,092	8.56%	$24,546	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	140,092	8.56	65,457	4.00	$81,821	5.00%
Tier 1 (core) capital (to risk-weighted assets)	140,092	22.94	24,425	4.00	36,638	6.00
Total risk based capital (to risk weighted assets)	144,063	23.59	48,850	8.00	61,063	10.00

September 30, 2011

MetaBank
Tangible capital (to tangible assets)	$80,824	6.38%	$19,012	1.50%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	80,824	6.38	50,698	4.00	$63,372	5.00%
Tier 1 (core) capital (to risk-weighted assets)	80,824	18.97	17,046	4.00	25,568	6.00
Total risk based capital (to risk weighted assets)	85,750	20.12	34,091	8.00	42,614	10.00

Regulations limit the amount of dividends and other capital distributions that may be paid by a financial institution without prior approval of its primary regulator.  The regulatory restriction is based on a three-tiered system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions.  The Bank is currently a Tier 1 institution.  Accordingly, the Bank can make, without prior regulatory approval, distributions during a calendar year up to 100% of their retained net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) as long as they remain well-capitalized, as defined in prompt corrective action regulations, following the proposed distribution.  Accordingly, at September 30, 2012, approximately $34.5 million of the Bank’s retained earnings were potentially available for distribution to the Company.

During 2010, the OTS issued Supervisory Directives to the Bank based on the OTS’ assessment of the Bank’s third party relationship risk, enterprise risk management, and rapid growth (in the MPS division) and had also advised the Bank that the OTS had determined that the Bank engaged in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act and the OTS Advertising Regulation in connection with the Bank’s operation of the iAdvance line of credit program. On July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (together, the “Orders” or the “Consent Orders”) issued by the OTS.  Under the Orders, the OTS and the Bank agreed upon a Remuneration Plan to provide reimbursement to iAdvance Line of Credit borrowers affected by the Bank’s failure to implement a recurring use plan.  The Remuneration Plan provided for an aggregate amount of $4.8 million to be paid to iAdvance customers and such plan has been completed with no related outstanding deliverables.  The Bank also stipulated and consented to an Order of Assessment of a Civil Money Penalty (the “Assessment”) providing for the Bank’s payment of $400,000.  The Orders and the Assessment became effective on July 15, 2011.  Both sums were paid in the fourth quarter of fiscal 2011.  Under the terms of the Orders and the Assessment, the OTS acknowledged that the Company and the Bank neither admitted nor denied the OTS findings in the Orders and the Assessment or that grounds existed to initiate a proceeding.

On July 21, 2011, pursuant to the Dodd Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve.  The OCC is now responsible for the ongoing examination, supervision and regulation of the Bank, including matters with respect to the Consent Order against the Bank.  The Dodd Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing the federal savings banks.  The Federal Reserve is now responsible for the ongoing examination, supervision and regulation of the Company, including matters with respect to the Consent Order against the Company.

The Orders require the Company and the Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital and require non objection by OTS (or its successor) for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt.  Under the terms of the Order, the Bank agreed that it will cease and desist from (1) violations of certain laws and regulations and (2) unsafe or unsound practices that resulted in it operating without adequate:  (a) internal controls, management information systems and internal audit reviews of its third party sponsorship arrangements; and (b) certain information technology policies and procedures.  The limitations related to MPS following the issuance of the Supervisory Directives remain in place, as do the Orders, and the Bank’s actions continue to be evaluated by the OCC, the OTS’s successor.  Such limitations include receiving the prior written approval of the OCC before the Bank may (1) enter into any new third party relationship agreement concerning any credit product, deposit product (including prepaid cards), or automatic teller machine or materially amend any such existing agreement (except for amendments to achieve compliance with applicable laws, regulations, or regulatory guidance); (2) originate, directly or through any third party, tax refund anticipation loans; (3) offer a tax refund transfer processing service directly or through any third party; or (4) offer or originate iAdvance lines of credit to new customers or permit draws on existing iAdvance lines of credit, either directly or through any third party.

The Orders further require the Company and the Bank to submit to the OTS (now, the Federal Reserve and the OCC, respectively) various management and compliance plans and programs to address the matters identified in the Supervisory Directives and Consent Orders, as well as plans for enhancing Company and Bank capital.  Since the issuance of the Supervisory Directives and the Consent Orders and the abolishment of the OTS, the Company has raised, in the aggregate, $47.4 million in equity capital and the Company and the Bank have been cooperating with the OCC and the Federal Reserve to correct those aspects of their operations that were addressed in the Orders.

Satisfaction of the requirements of the Orders is subject to the ongoing review and supervision of the OCC with respect to the Bank and the Federal Reserve with respect to the Company.  The Bank and the Company have and expect to continue to expend significant management and financial resources to address areas that were cited in the Orders; such matters include capital preservation and enhancement commensurate with the Bank’s risk profile, improvement of core earnings from interest income, management and board oversight of the Bank, risk management and internal controls, compliance management, and Bank Secrecy Act compliance.

There can be no assurance that our regulators will ultimately determine that we have met all of the requirements of the Orders to their satisfaction.  If our regulators believe that we have not made sufficient progress in complying with the Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2012 and 2011, unfunded loan commitments approximated $56.4 million and $48.0 million respectively, excluding undisbursed portions of loans in process.  Unfunded loan commitments at September 30, 2012 and 2011 were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

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

Securities with fair values of approximately $5.7 million and $18.0 million at September 30, 2012 and 2011, respectively, were pledged as collateral for public funds on deposit.  Securities with fair values of approximately $17.8 million and $13.9 million at September 30, 2012 and 2011, respectively, were pledged as collateral for individual, trust and estate deposits.

Under employment agreements with certain executive officers, certain events leading to separation from the Company could result in cash payments totaling approximately $4.6 million as of September 30, 2012.  Currently, however, pursuant to the Consent Orders, and subject to certain exceptions, no payments that are contingent on the termination of employment of such officers may be made.

Legal Proceedings

Brown v. Haahr, et al., CL 123931. On December 9, 2011, a shareholder derivative complaint was filed in the Iowa District Court for Polk County against certain officers and directors of the Company.  The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between May, 2009 and October, 2010, which plaintiff claims were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company.  The parties reached a settlement in August 2012 and on October 29, 2012, the Court approved the settlement and dismissed the case, in its entirety, with prejudice.  The settlement did not provide for the payment of monetary compensation to shareholders but did provide for corporate governance and internal control reforms at the management and board of directors levels related to, among other things, legal and regulatory compliance, training and director independence. The specific terms of these corporate governance and internal control reforms were included as an exhibit to the Company's Current Report on Form 8-K filed on September 17, 2012.  The settlement also provided for the payment of plaintiff’s attorneys’ fees and expenses in the amount of $450,000, of which $250,000 was paid by the Company’s insurer.

In addition to the previously disclosed ATM lawsuits, there were nine additional lawsuits filed concerning ATMs sponsored by MetaBank, each involving claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act:  Richard Jiminez, individually and on behalf of all others similarly situated v. MetaBank, Case No. 1:12-cv-00035, filed in the United States District Court for the Southern District of Texas, Brownville Division; and Yaakov Katz, on behalf of himself and the class, v. Slice & Co. Fine Gourmet Brick Oven Pizza, Cardnet Group Corp., and MetaBank, Case No. 11-cv-9411, filed in the United States District Court for the Southern District of New York; James L. Frey, individually and on behalf of all others similarly situated v. Legacy Stonebriar Hotel, Ltd. Dba Westin Stonebriar Hotel and Meta Financial Group, Inc., Case No. 4:11-cv-122, filed in the United States District Court for the Eastern District of Texas, Sherman Division; and James Buechler v. Meta Financial Group, Inc., MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 1:12-cv-01568-WMN, filed in the United States District Court for the District of Maryland; and Douglas Johnson on behalf of himself and all others similarly situated, v. Smarte Cash International, Inc., and Meta Financial Group, Inc. a/k/a MetaBank, Case No. 12-cv-00923-DWF-FLN filed in the United States District Court for the District of Minnesota; and Douglas Johnson on behalf of himself and all others similarly situated, v. Fairmont Hotels & Resorts (U.S.), Inc. and Meta Financial Group, Inc., a/k/a MetaBank, Case No. 1:12-cv-11338 filed in the United States District Court for the District of Massachusetts; and Kincaid v. MetaBank, Meta Payment Systems, eGlobal, and Does 1-10, inclusive, Case No. 3:12-cv-02286-JAH-MDD filed in the United States District Court for the Southern District of California; and Craig Moskowitz v. Meta Financial Group, Case No. 12 cv 7540 filed in the United States District Court for the Southern District of New York; and Moskowitz v. Meta Financial Group, Case No. 3:12-cv-01475-AWT filed in the United States District Court for the District of Connecticut; and Ian Collings, individually and on behalf of all others similarly situated, v. Neiman Marcus, Inc., ATM Experts, LLC, ATM Experts, MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 3:12-cv-02776-AJB-JMA filed in the United States District Court for the Southern District of California.  The Company denies liability in these matters, and will contest these lawsuits with the ATM operators, which are each obligated to indemnify the Company for losses, costs and expenses in these matters.  The Jiminez and Buechler matters have already been settled by our partners for a nominal amount.  An estimate of a range of possible loss cannot be made at this stage of the litigation because the extent of the Company’s indemnification by the ATM operators is unknown.

A class action complaint was filed in the Supreme Court of the State of New York, County of Nassau, titled Richard J. Strauss, M.D., on behalf of himself and all others similarly situated, v. MetaBank, which complaint was served upon the Bank on March 28, 2012.  The complaint alleged that the plaintiff was the holder of two gift cards issued by the Bank.  The complaint further alleged that after the expiration date on the cards, plaintiff’s attempts to obtain replacement cards were unsuccessful due to the Bank’s refusal to issue replacement cards.  The Complaint contained several causes of action including breach of contract and violation of New York state law.  The Company denied liability in these matters and contested the certification of a class by the plaintiff.  The Court denied the plaintiff’s motion to certify a class, and the case was settled for a nominal amount.

Patrick Finn and Light House Management Group, Inc. as Receiver for First United Funding, LLC and Corey N. Johnson v. MetaBank et al, Case 5:11-cv-04041.  On May 4, 2011, Patrick Finn and Light House Management Group, Inc. as Receivers for First United Funding, LLC and Corey N. Johnson (“Receivers”) filed a complaint against MetaBank in the United States District Court for the Northern District of Iowa requesting judgment avoiding approximately $1.5 million of transfers that allegedly resulted in a profit to MetaBank arising from MetaBank’s participation in loans originated by First United Funding, LLC.  Similar complaints have been filed by the Receivers against other lenders who purchased participation interests in the same or similar loans originated by First United Funding, LLC.  The complaint states that First United Funding, LLC and Corey N. Johnston were involved in a criminal enterprise to defraud creditors.  Under a variety of theories, Receivers claim that loan repayments to MetaBank constitute fraudulent transfers and MetaBank was unjustly enriched to the detriment of these creditors.  The parties reached a settlement in August 2012 and on October 1, 2012, the Court approved the settlement and dismissed the case, in its entirety, with prejudice.  This matter was settled for $1.2 million, including the cost of litigation.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard Bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the program manager, and has received an arbitration award against the processor.  That arbitration has been entered as a judgment in the State of South Dakota, which judgment has been transferred to the State of Florida for garnishment proceedings against the processor and its insurer.  The Company’s estimate of a range of possible loss is approximately $0 to $0.8 million as of the filing date of this Annual Report on Form 10-K.

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

The following table shows the total minimum rental commitment at September 30, 2012, under the leases.

September 30,
(Dollars in Thousands)

2013	$1,563
2014	1,406
2015	1,325
2016	1,344
2017	1,366
Thereafter	1,938
Total Leases Commitments	$8,942

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

	Retail	Meta Payment
	Banking	Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2012
Interest income	$24,856	$12,441	$-	$37,297
Interest expense	2,877	204	482	3,563
Net interest income (expense)	21,979	12,237	(482)	33,734
Provision (recovery) for loan losses	1,050	(1)	-	1,049
Non-interest income	16,592	52,957	25	69,574
Non-interest expense	20,569	54,686	208	75,463
Income (loss) before tax	16,952	10,509	(665)	26,796
Income tax expense (benefit)	5,963	3,993	(274)	9,682
Net income (loss)	$10,989	$6,516	$(391)	$17,114

Inter-segment revenue (expense)	$11,603	$(11,603)	$-	$-
Total assets	416,036	1,230,925	1,936	1,648,898
Total deposits	216,912	1,167,364	(4,482)	1,379,794

	Retail	Meta Payment
	Banking	Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2011
Interest income	$27,249	$11,682	$128	$39,059
Interest expense	4,127	153	467	4,747
Net interest income (expense)	23,122	11,529	(339)	34,312
Provision (recovery) for loan losses	650	(372)	-	278
Non-interest income	3,595	53,486	410	57,491
Non-interest expense	23,686	59,179	397	83,262
Income (loss) before tax	2,381	6,208	(326)	8,263
Income tax expense (benefit)	1,451	2,304	(132)	3,623
Net income (loss)	$930	$3,904	$(194)	$4,640

Inter-segment revenue (expense)	$9,890	$(9,890)	$-	$-
Total assets	308,184	965,388	1,909	1,275,481
Total deposits	216,909	925,246	(535)	1,141,620

	Retail	Meta Payment
	Banking	Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2010
Interest income	$25,771	$13,267	$45	$39,083
Interest expense	5,155	362	476	5,993
Net interest income (expense)	20,616	12,905	(431)	33,090
Provision (recovery) for loan losses	4,375	11,416	-	15,791
Non-interest income	4,174	93,202	68	97,444
Non-interest expense	19,452	74,462	1,016	94,930
Income (loss) before tax	963	20,229	(1,379)	19,813
Income tax expense (benefit)	367	7,606	(553)	7,420
Net income (loss)	$596	$12,623	$(826)	$12,393

Inter-segment revenue (expense)	$9,560	$(9,560)	$-	$-
Total assets	341,488	685,690	2,588	1,029,766
Total deposits	242,969	655,243	(758)	897,454

The following tables present gross profit data for MPS for the years ended September 30, 2012, 2011 and 2010, respectively.

Year Ended September 30,	2012	2011	2010

Interest income	$12,441	$11,682	$13,267
Interest expense	204	153	362
Net interest income	12,237	11,529	12,905

Provision (recovery) for loan losses	(1)	(372)	11,416
Non-interest income	52,957	53,486	93,202
Card processing expense	17,323	23,261	38,242
Gross Profit	47,872	42,126	56,449

Other non-interest expense	37,363	35,918	36,220

Income before tax	10,509	6,208	20,229
Income tax expense	3,993	2,304	7,606
Net Income	$6,516	$3,904	$12,623

NOTE 18.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2012	2011
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$6,105	$1,624
Investment in subsidiaries	150,640	88,476
Other assets	383	881
Total assets	$157,128	$90,981

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Subordinated debentures	$10,310	$10,310
Other liabilities	959	94
Total liabilities	$11,269	$10,404

STOCKHOLDERS' EQUITY
Common stock	56	34
Additional paid-in capital	78,769	32,471
Retained earnings	60,776	45,494
Accumulated other comprehensive income	8,513	6,336
Treasury stock, at cost	(2,255)	(3,758)
Total stockholders' equity	$145,859	$80,577
Total liabilities and stockholders' equity	$157,128	$90,981

CONDENSED STATEMENTS OF OPERATIONS

Years ended September 30,	2012	2011	2010
	(Dollars in Thousands)
Gain on sale of securities available for sale	$-	$385	$-
Other income	25	153	56
Total income	25	538	56

Interest expense	482	467	487
Other expense	209	397	804
Total expense	691	864	1,291

Loss before income taxes and equity in undistributed net loss of subsidiaries	(666)	(326)	(1,235)

Income tax benefit	(275)	(132)	(498)

Loss before equity in undistributed net loss of subsidiaries	(391)	(194)	(737)

Equity in undistributed net income of subsidiaries	17,505	4,834	13,130

Net income	$17,114	$4,640	$12,393

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2012	2011	2010
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,114	$4,640	$12,393
Adjustments to reconcile net income to net cash used in operating activites
Equity in undistributed net income of subsidiaries	(17,505)	(4,834)	(13,130)
Gain on sale of securities available for sale	-	(385)	-
Change in other assets	498	816	(423)
Change in other liabilities	865	64	(777)
Net cash provided by (used in) operating activities	972	301	(1,937)

CASH FLOWS FROM INVESTING ACTIVITES
Investment in subsidiary	-	246	-
Capital contributions to subsidiaries	(42,482)	-	(6,157)
Proceeds from the sale of securities available for sale	-	1,035	-
Other, net	-	3	262
Net cash (used in) provided by investing activites	(42,482)	1,284	(5,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in loan payable to subsidiaries	-	-	(250)
Cash dividends paid	(1,832)	(1,621)	(1,544)
Proceeds from issuance of common stock	47,796	575	1,330
Other, net	27	202	9,083
Net cash provided by (used in) financing activities	45,991	(844)	8,619

Net change in cash and cash equivalents	$4,481	$741	$787

CASH AND CASH EQUIVALENTS
Beginning of year	$1,624	$883	$96
End of year	$6,105	$1,624	$883

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.  For further discussion, see Note 14 herein.

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)

Fiscal Year 2012
Interest income	$9,615	$10,299	$9,149	$8,234
Interest expense	977	888	857	841
Net interest income	8,638	9,411	8,292	7,393
Provision for loan losses	699	200	150	-
Income	3,091	9,970	2,387	1,666
Earnings per common and common equivalent share
Basic	$0.97	$3.12	$0.67	$0.18
Diluted	0.97	3.10	0.66	0.19
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2011
Interest income	$9,620	$9,580	$9,980	$9,879
Interest expense	1,342	1,163	1,153	1,089
Net interest income	8,278	8,417	8,827	8,790
Provision for loan losses	(28)	214	(161)	253
Income (loss)	721	2,747	(1,020)	2,192
Earnings (loss) per common and common equivalent share
Basic	$0.23	$0.88	$(0.33)	$0.81
Diluted	0.23	0.88	(0.33)	0.81
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2010
Interest income	$9,064	$10,383	$10,114	$9,522
Interest expense	1,745	1,382	1,456	1,410
Net interest income	7,319	9,001	8,658	8,112
Provision for loan losses	4,691	9,478	609	1,013
Income	1,192	5,174	3,538	2,489
Earnings per common and common equivalent share
Basic	$0.45	$1.76	$1.15	$0.87
Diluted	$0.45	$1.74	$1.11	$0.81
Dividend declared per share	0.13	0.13	0.13	0.13

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

Level 2 Inputs – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which significant assumptions are observable in the market.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at September 30, 2012 and 2011.  Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company relies upon these valuations supplied by a third party provider which utilizes several sources for valuing fixed-income securities.  Sources utilized by the third party provider include pricing models that vary based by asset class and include available trade, bid, and other market information.  This methodology includes broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs.

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at September 30, 2012 and 2011.

	Fair Value at September 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$65,497	$-	$65,497	$-
Asset backed securities	41,324	-	41,324	-
Agency securities	39,467	-	39,467	-
Small Business Administration securities	19,914	-	19,914	-
Obligations of states and political subdivisions	13,153	-	13,153	-
Non-bank qualified obligations of states and political subdivisions	255,895	-	255,895	-
Mortgage-backed securities	681,442	-	681,442	-
Securities available for sale	$1,116,692	$-	$1,116,692	$-

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$22,112	$-	$22,112	$-
Obligations of states and political subdivisions	6,218	-	6,218	-
Mortgage-backed securities	590,918	-	590,918	-
Securities available for sale	$619,248	$-	$619,248	$-

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at September 30, 2012 represents the lower of the new cost basis or the fair value less selling costs of foreclosed assets that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis as of September 30, 2012 and 2011.

	Fair Value at September 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Impaired Loans, net
One to four family residential mortgage loans	$336	$-	$-	$336
Commercial and multi-family real estate loans	8,469	-	-	8,469
Consumer loans	1	-	-	1
Commercial operating loans	16	-	-	16
Total Impaired Loans	8,822	-	-	8,822
Foreclosed Assets, net	838	-	-	838
Total	$9,660	$-	$-	$9,660

	Fair Value at September 30, 2011
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Impaired Loans, net
One to four family residential mortgage loans	$126	$-	$-	$126
Commercial and multi-family real estate loans	11,180	-	-	11,180
Commercial operating loans	27	-	-	27
Total Impaired Loans	11,333	-	-	11,333
Foreclosed Assets, net	2,671	-	-	2,671
Total	$14,004	$-	$-	$14,004

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input

Impaired Loans, net	$8,822	Market approach	Appraised values (1)
Foreclosed Assets, net	838	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2012 and 2011, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2012 and 2011.  The information presented is subject to change over time based on a variety of factors.

	September 30, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$145,051	$145,051	$145,051	$-	$-
Securities available for sale	1,116,692	1,116,692	-	1,116,692	-
Loans receivable, net:
One to four family residential mortgage loans	49,134	49,936	-	-	49,936
Commercial and multi-family real estate loans	191,905	194,781	-	-	194,781
Agricultural real estate loans	19,861	21,033	-	-	21,033
Consumer loans	32,838	33,488	-	-	33,488
Commercial operating loans	16,452	15,396	-	-	15,396
Agricultural operating loans	20,981	22,714	-	-	22,714
Total loans receivable, net	331,171	337,348	-	-	337,348

FHLB stock	2,120	2,120	-	2,120	-
Accrued interest receivable	6,710	6,710	6,710	-	-

Financial liabilities
Noninterest bearing demand deposits	1,181,299	1,181,299	1,181,299	-	-
Interest bearing demand deposits, savings, and money markets	97,732	97,732	97,732	-	-
Certificates of deposit	100,763	101,701	-	101,701	-
Total deposits	1,379,794	1,380,732	1,279,031	101,701	-

Advances from FHLB	11,000	13,999	-	13,999	-
Securities sold under agreements to repurchase	26,400	26,400	-	26,400	-
Subordinated debentures	10,310	10,318	-	10,318	-
Accrued interest payable	177	177	177	-	-

Off-balance-sheet instruments, loan commitments	-	-	-	-	-

	September 30, 2011
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$276,893	$276,893
Securities available for sale	619,248	619,248
Loans receivable, net:	314,410	316,152
FHLB stock	4,737	4,737
Accrued interest receivable	4,133	4,133

Financial liabilities
Noninterest bearing demand deposits	945,956	945,956
Interest bearing demand deposits, savings, and money markets	79,102	79,102
Certificates of deposit	116,562	118,288
Total deposits	1,141,620	1,143,346

Advances from FHLB	11,000	14,128
Securities sold under agreements to repurchase	8,055	8,055
Subordinated debentures	10,310	10,325
Accrued interest payable	223	223

Off-balance-sheet instruments, loan commitments	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2012 and 2011.

CASH AND CASH EQUIVALENTS
The carrying amount of cash and short-term investments is assumed to approximate the fair value.

SECURITIES AVAILABLE FORSALE
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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at September 30, 2012 and 2011.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates as of September 30, 2012 and 2011 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES
The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market as of September 30, 2012 and 2011 over the contractual maturity of such borrowings.

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

NOTE 21.  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s goodwill and intangible assets for the years ended September 30, 2012 and 2011 are as follows:

	Retail	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2011	$-	$1,315	$-	$1,315

Acquisitions during the period	-	733	27	760

Amortization during the period	-	(18)	(18)	(36)

Write-offs during the period	-	(4)	-	(4)

Balance as of September 30, 2012	$-	$2,026	$9	$2,035

	Retail	Meta Payment	Meta Payment
	Banking	Systems®	Systems®
	Goodwill	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2010	$1,508	$1,078	$77	$2,663

Acquisitions during the period	-	478	-	478

Amortization during the period	-	-	(77)	(77)

Write-offs during the period	(1,508)	(241)	-	(1,749)

Balance as of September 30, 2011	$-	$1,315	$-	$1,315

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to goodwill and intangible assets during the year ended September 30, 2012.There was an impairment to goodwill during the year ended September 30, 2011 of $1.5 million due primarily to the decline in the stock price of the Company at that period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)           Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings. In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)           Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” After conducting the assessment, management determined that, as of September 30, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of September 30, 2012, has been audited by KPMG LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP's report on the Company's internal control over financial reporting appears on the following page.

Item 9B.	Other Information

None.

KPMG LLP
2500Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Meta Financial Group, Inc.:

We have audited Meta Financial Group, Inc.’s (the Company) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meta Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2012, and our report dated December 21, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Des Moines, Iowa
December 21, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors” and “Stockholder Proposals For The Year 2013 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 18, 2013 (the “2012 Proxy Statement”), a copy of which will be filed not later than 120 days after September 30, 2012 and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item is set forth under the caption “Executive Officer of the Company Who is Not a Director” contained in Part I, Item 1 “Business” of this Annual Report on Form 10-K and is incorporated herein by reference.

Compliance with Section 16(a)

Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2012 will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Information regarding the Company’s Code of Ethics will be included under the caption “Corporate Governance” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation Processes and Procedures,” “Compensation of Directors” and “Executive Compensation” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)         Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)

Equity compensation plans approved by stockholders	389,358	$23.52	642,934

Equity compensation plans not approved by stockholders	-	$-	-

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Statements of Financial Condition as of September 30, 2012 and 2011.

3.	Consolidated Statements of Operations for the Years Ended September 30, 2012, 2011, and 2010.

4.	Consolidated Statements of Comprehensive Income for the Years ended September 30, 2012, 2011, and 2010.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2012, 2011, and 2010.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2012, 2011, and 2010.

7.	Notes to Consolidated Financial Statements.

(b)           Exhibits:

See Index to Exhibits.

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

META FINANCIAL GROUP, INC.

Date: December 21, 2012	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date: December 21, 2012
J. Tyler Haahr, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Thurman Gaskill	Date: December 21, 2012
E. Thurman Gaskill, Vice Chairman

By:	/s/ Bradley C. Hanson	Date: December 21, 2012
Bradley C. Hanson, Director

By:	/s/ Frederick V. Moore	Date: December 21, 2012
Frederick V. Moore, Director

By:	/s/ Troy Moore III	Date: December 21, 2012
Troy Moore III, Director

By:	/s/ Rodney G. Muilenburg	Date: December 21, 2012
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date: December 21, 2012
Jeanne Partlow, Director

By:	/s/ David W. Leedom	Date: December 21, 2012
David W. Leedom, Executive Vice
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)
Registrant’s Certificate of Incorporation, filed on February 19, 2010 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-164997), is incorporated herein by reference.

3(ii)
Certificate of Amendment to Registrant’s Certificate of Incorporation, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

3(iii)
Registrant’s Bylaws, as amended and restated, filed as Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

4.1
Registrant’s Specimen Stock Certificate, filed on February 19, 2010 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-164997), is incorporated herein by reference.

4.2
Securities Purchase Agreement by and between the Registrant and ACP MFG Holdings, LLC, dated as of May 9, 2012, including the form of Registration Rights Agreement by and between the Registrant and ACP MFG Holdings, LLC, dated as of May 9, 2012 attached as Exhibit A thereto, filed on May 11, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.3
Securities Purchase Agreement by and among the Registrant, Boathouse Row I, LP, Boathouse Row II, LP and Boathouse Row Offshore, Ltd., dated as of May 9, 2012, including the form of Registration Rights Agreement by and among the Registrant, Boathouse Row I, LP, Boathouse Row II, LP and Boathouse Row Offshore, Ltd., dated as of May 9, 2012 attached as Exhibit A thereto, filed on May 11, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.4
Securities Purchase Agreement by and between the Registrant and Long Meadow Holdings, L.P., dated as of May 9, 2012, including the form of Registration Rights Agreement by and between the Registrant and Long Meadow Holdings, L.P., dated as of May 9, 2012 attached as Exhibit A thereto, filed on May 11, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.5
Securities Purchase Agreement by and between the Registrant and ACP MFG Holdings, LLC, dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.6
Registration Rights Agreement by and between the Registrant and ACP MFG Holdings, LLC, dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.7
Securities Purchase Agreement by and among the Registrant, Bay Pond Partners, L.P., Wolf Creek Partners, L.P., Bay Pond Investors (Bermuda) L.P., Wolf Creek Investors (Bermuda) L.P., Ithan Creek Master Investment Partnership (Cayman) II, L.P., and Ithan Creek Master Investors (Cayman) L.P., dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.8
Registration Rights Agreement by and among the Registrant, Bay Pond Partners, L.P., Wolf Creek Partners, L.P., Bay Pond Investors (Bermuda) L.P., Wolf Creek Investors (Bermuda) L.P., Ithan Creek Master Investment Partnership (Cayman) II, L.P., and Ithan Creek Master Investors (Cayman) L.P., dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.9
Securities Purchase Agreement by and between the Registrant and BEP Meta LLC, dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.10
Registration Rights Agreement by and between the Registrant and BEP Meta LLC, dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.11
Securities Purchase Agreement by and among the Registrant, Boathouse Row I, LP, Boathouse Row II, LP, and Boathouse Row Offshore, Ltd., dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.12
Registration Rights Agreement by and among the Registrant, Boathouse Row I, LP, Boathouse Row II, LP, and Boathouse Row Offshore, Ltd., dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.13
Securities Purchase Agreement by and among the Registrant, Greg Gersack, Stephen G. Skiba and Robert B. Cook Trust U/A/D May 5, 2005, dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.14
Registration Rights Agreement by and among the Registrant, Greg Gersack, Stephen G. Skiba and Robert B. Cook Trust U/A/D May 5, 2005, dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.15
Securities Purchase Agreement by and among the Registrant, Harvest Opportunity Partners II, L.P., Harvest Diversified Partners, L.P., and Harvest Opportunity Partners Offshore Fund, Ltd., dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.16
Registration Rights Agreement by and among the Registrant, Harvest Opportunity Partners II, L.P., Harvest Diversified Partners, L.P., and Harvest Opportunity Partners Offshore Fund, Ltd., dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K filed (Commission File No. 0-22140), is incorporated herein by reference.

4.17
Securities Purchase Agreement by and between the Registrant and JTH Financial, LLC, dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.18
Registration Rights Agreement by and between the Registrant and JTH Financial, LLC, dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.19
Securities Purchase Agreement by and between the Registrant and NetSpend Holdings, Inc., dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.20
Registration Rights Agreement by and between the Registrant and NetSpend Holdings, Inc., dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.21
Securities Purchase Agreement by and among the Registrant, Prism Partners I, L.P., Prism Partners III Leveraged, L.P., and Prism Partners IV Leveraged Offshore Fund, dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

4.22
Registration Rights Agreement by and among the Registrant, Prism Partners I, L.P., Prism Partners III Leveraged, L.P., and Prism Partners IV Leveraged Offshore Fund, dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

*10.1
Registrant’s 1995 Stock Option and Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 0-22140), is incorporated herein by reference.

*Management Contract or Compensatory Plan or Agreement

*10.2
Employment Agreement between MetaBank and J. Tyler Haahr, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (Commission File No. 0-22140), is incorporated herein by reference.  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

*10.3
Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-22140).  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

*10.4
Employment Agreement between MetaBank and James S. Haahr, originally filed on June 17, 1993 as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-64654).  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 33-64654), is incorporated herein by reference.

*10.5
Registrant’s 2002 Omnibus Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (Commission File No. 0-22140), is incorporated herein by reference.

*10.6
Employment Agreement between MetaBank and Bradley C. Hanson, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 0-22140).  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

*10.7
Employment Agreement between MetaBank and Troy Moore III, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 0-22140).  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

*10.8
The First Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on August 28, 2006, and filed on December 19, 2006 as Exhibit A to the Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0-22140), is incorporated by reference.

*10.9
The Second Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on November 30, 2007, and filed on January 3, 2008 as Exhibit A to the Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0-22140), is incorporated by reference.

*10.10
Employment Agreement between MetaBank and David W. Leedom, dated October 27, 2008 filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (Commission File No. 0-22140), is incorporated herein by reference.

*10.11
Amended and Restated Contract for Deferred Compensation between MetaBank and James S. Haahr, dated September 27, 2005 and the first amendment thereto filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.12
Consulting Services Agreement between the Registrant and James S. Haahr, dated October 10, 2011 and effective as of October 1, 2011, filed on October 12, 2011 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

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