Form 10-Q
period 2012-12-31
META FINANCIAL GROUP INC
filed 2013-02-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 5, 2013:
Common Stock, $.01 par value	5,488,989 Common Shares

META FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I -  FINANCIAL INFORMATION

Item 1.	Financial Statements

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	December 31, 2012	September 30, 2012

Cash and cash equivalents	$32,745	$145,051
Investment securities available for sale	565,037	435,250
Mortgage-backed securities available for sale	758,955	681,442
Loans receivable - net of allowance for loan losses of $3,963 at December 31, 2012 and $3,971 at September 30, 2012	317,258	326,981
Federal Home Loan Bank Stock, at cost	11,375	2,120
Accrued interest receivable	8,800	6,710
Insurance receivable	539	581
Premises, furniture, and equipment, net	17,661	17,738
Bank-owned life insurance	32,957	14,832
Foreclosed real estate and repossessed assets	9	838
Intangible assets	2,185	2,035
MPS accounts receivable	6,077	5,763
Other assets	9,672	9,557

Total assets	$1,763,270	$1,648,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,132,218	$1,181,299
Interest-bearing checking	32,709	33,094
Savings deposits	26,598	26,053
Money market deposits	39,750	38,585
Time certificates of deposit	84,983	100,763
Total deposits	1,316,258	1,379,794
Advances from Federal Home Loan Bank	11,000	11,000
Federal funds purchased	208,000	-
Securities sold under agreements to repurchase	12,303	26,400
Subordinated debentures	10,310	10,310
Accrued interest payable	218	177
Contingent liability	331	1,719
Accrued expenses and other liabilities	58,856	73,639
Total liabilities	1,617,276	1,503,039

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2012 and September 30, 2012, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 5,576,099 and 5,576,099 shares issued, 5,481,727 and 5,443,881 shares outstanding at December 31, 2012 and September 30, 2012, respectively	56	56
Additional paid-in capital	78,760	78,769
Retained earnings - substantially restricted	63,189	60,776
Accumulated other comprehensive income	5,551	8,513
Treasury stock, 94,372 and 132,218 common shares, at cost, at December 31, 2012 and September 30, 2012, respectively	(1,562)	(2,255)
Total stockholders’ equity	145,994	145,859

Total liabilities and stockholders’ equity	$1,763,270	$1,648,898

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	December 31,

	2012	2011

Interest and dividend income:
Loans receivable, including fees	$4,127	$4,540
Mortgage-backed securities	2,934	4,787
Other investments	2,569	288
	9,630	9,615
Interest expense:
Deposits	425	653
FHLB advances and other borrowings	408	324
	833	977

Net interest income	8,797	8,638

Provision for loan losses	-	699

Net interest income after provision for loan losses	8,797	7,939

Non-interest income:
Card fees	11,536	13,913
Gain on sale of securities available for sale, net	1,654	1,050
Loan fees	268	329
Deposit fees	168	162
Bank-owned life insurance income	125	128
Loss on sale of foreclosed real estate	(400)	-
Other income	59	100
Total non-interest income	13,410	15,682

Non-interest expense:
Compensation and benefits	8,277	7,176
Card processing expense	3,685	5,322
Occupancy and equipment expense	2,021	2,098
Legal and consulting expense	920	1,266
Data processing expense	320	275
Marketing	270	167
Other expense	2,585	2,487
Total non-interest expense	18,078	18,791

Income before income tax expense	4,129	4,830

Income tax expense	1,004	1,739

Net income	$3,125	$3,091

Earnings per common share:
Basic	$0.57	$0.97
Diluted	$0.57	$0.97

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	December 31,

	2012	2011

Net income	$3,125	$3,091

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	(3,143)	3,504
Gains realized in net income	(1,654)	(1,050)
	(4,797)	2,454
Deferred income tax effect	(1,835)	938
Total other comprehensive income (loss)	(2,962)	1,516
Total comprehensive income	$163	$4,607

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended December 31, 2012 and 2011
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Cash dividends declared on common stock ($.13 per share)	-	-	(415)	-	-	(415)

Issuance of 44,398 common shares from treasury stock due to issuance of restricted stock	-	51	-	-	725	776

Stock compensation	-	13	-	-	-	13

Change in net unrealized gains (losses) on securities available for sale	-	-	-	1,516	-	1,516

Net income	-	-	3,091	-	-	3,091

Balance, December 31, 2011	$34	$32,535	$48,170	$7,852	$(3,033)	$85,558

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Cash dividends declared on common stock ($.13 per share)	-	-	(712)	-	-	(712)

Issuance of common shares from the sales of equity securities	-	(62)	-	-	-	(62)

Issuance of 37,846 common shares from treasury stock due to issuance of restricted stock	-	48	-	-	693	741

Stock compensation	-	5	-	-	-	5

Change in net unrealized gains (losses) on securities available for sale	-	-	-	(2,962)	-	(2,962)

Net income	-	-	3,125	-	-	3,125

Balance, December 31, 2012	$56	$78,760	$63,189	$5,551	$(1,562)	$145,994

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2012	2011

Cash flows from operating activities:
Net income	$3,125	$3,091
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	5,057	2,864
Disbursement of non-real estate consumer loans originated for sale	-	(304,066)
Proceeds from sale of non-real estate consumer loans	-	304,717
Proceeds from sale of 1-4 family residential mortgage loans	-	373
Loss on sale of loans	-	2
Provision for loan losses	-	699
Gain on other assets	(7)	(13)
Gain on sale of securities available for sale, net	(1,654)	(1,050)
Net change in accrued interest receivable	(2,090)	(309)
Net change in other assets	(257)	812
Net change in accrued interest payable	41	(16)
Net change in accrued expenses and other liabilities	(16,171)	(3,813)
Net cash provided by (used in) operating activities	(11,956)	3,291

Cash flow from investing activities:
Purchase of securities available for sale	(363,998)	(277,388)
Proceeds from sales of securities available for sale	110,516	45,595
Proceeds from maturities and principal repayments of
securities available for sale	38,783	39,738
Purchase of bank owned life insurance	(18,000)	-
Loans purchased	(1,075)	(4,188)
Net change in loans receivable	10,798	(2,651)
Proceeds from sales of foreclosed real estate	427	350
Federal Home Loan Bank stock purchases	(116,901)	(6,007)
Federal Home Loan Bank stock redemptions	107,646	-
Proceeds from the sale of premises and equipment	5	30
Purchase of premises and equipment	(725)	(789)
Other, net	1,835	(938)
Net cash provided by (used in) investing activities	(230,689)	(206,248)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	(47,756)	93,065
Net change in time deposits	(15,780)	(9,889)
Net change in federal funds purchased	208,000	-
Net change in securities sold under agreements to repurchase	(14,097)	(604)
Cash dividends paid	(712)	(415)
Stock compensation	5	13
Proceeds from issuance of common stock	679	776
Net cash provided by (used in) financing activities	130,339	82,946

Net change in cash and cash equivalents	(112,306)	(120,011)

Cash and cash equivalents at beginning of period	145,051	276,893
Cash and cash equivalents at end of period	$32,745	$156,882

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$793	$993
Income taxes	3,315	1,442

Supplemental schedule of non-cash investing activities:
Loans transferred to foreclosed real estate	$-	$1,720

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2012 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 21, 2012.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of the interim period ended December 31, 2012, are not necessarily indicative of the results expected for the year ending September 30, 2013.

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

Smaller-balance homogeneous loans are collectively evaluated for impairment.  Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, manufactured homes, home equity and second mortgage loans.  Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment.  When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Generally, non-accrual loans are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans receivable at December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012	September 30, 2012
	(Dollars in Thousands)

One to four family residential mortgage loans	$55,964	$49,134
Commercial and multi-family real estate loans	176,884	191,905
Agricultural real estate loans	23,446	19,861
Consumer loans	30,736	32,838
Commercial operating loans	13,569	16,452
Agricultural operating loans	20,926	20,981
Total Loans Receivable	321,525	331,171

Less:
Allowance for loan losses	(3,963)	(3,971)
Net deferred loan origination fees	(304)	(219)
Total Loans Receivable, Net	$317,258	$326,981

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three month periods ended December 31, 2012 and 2011 is as follows:

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended December 31, 2012

Allowance for loan losses:
Beginning balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971
Provision (recovery) for loan losses	(5)	(235)	-	-	1	18	221	-
Loan charge offs	-	(8)	-	-	-	-	-	(8)
Recoveries	-	-	-	-	-	-	-	-
Ending balance	$188	$2,870	$1	$3	$50	$18	$833	$3,963

Ending balance: individually evaluated for impairment	$10	$443	$-	$-	$-	$-	$-	$453
Ending balance: collectively evaluated for impairment	$178	$2,427	$1	$3	$50	$18	$833	$3,510

Loans:
Ending balance: individually evaluated for impairment	$351	$8,798	$-	$-	$16	$-	$-	$9,165
Ending balance: collectively evaluated for impairment	$55,613	$168,086	$23,446	$30,736	$13,553	$20,926	$-	$312,360

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended December 31, 2011

Allowance for loan losses:
Beginning balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926
Provision (recovery) for loan losses	15	775	-	3	(2)	(2)	(90)	699
Loan charge offs	-	(1,067)	-	(2)	-	-	-	(1,069)
Recoveries	1	-	-	4	4	-	-	9
Ending balance	$181	$3,609	$-	$21	$38	$65	$651	$4,565

Ending balance: individually evaluated for impairment	$11	$1,425	$-	$-	$3	$-	$-	$1,439
Ending balance: collectively evaluated for impairment	$170	$2,184	$-	$21	$35	$65	$651	$3,126

Loans:
Ending balance: individually evaluated for impairment	$178	$14,608	$-	$-	$91	$-	$-	$14,877
Ending balance: collectively evaluated for impairment	$37,328	$179,836	$20,070	$34,359	$12,549	$22,071	$-	$306,213

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

General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” MetaBank (the “Bank”) is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  The Bank’s determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, which may direct management to establish additional general or specific loss allowances.

The asset classification of loans at December 31, 2012 and September 30, 2012 are as follows:

December 31, 2012
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$55,431	$152,721	$23,373	$30,736	$13,154	$19,126	$294,541
Watch	193	10,097	73	-	-	1,800	12,163
Special Mention	15	3,809	-	-	399	-	4,223
Substandard	295	10,257	-	-	16	-	10,568
Doubtful	30	-	-	-	-	-	30
	$55,964	$176,884	$23,446	$30,736	$13,569	$20,926	$321,525

September 30, 2012
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$48,566	$167,697	$19,783	$32,837	$16,036	$20,981	$305,900
Watch	228	12,932	78	-	-	-	13,238
Special Mention	15	3,730	-	-	399	-	4,144
Substandard	295	7,546	-	1	17	-	7,859
Doubtful	30	-	-	-	-	-	30
	$49,134	$191,905	$19,861	$32,838	$16,452	$20,981	$331,171

One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  The Company offers fixed rate and adjustable rate mortgage (“ARM”) loans for both permanent structures and those under construction.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price at the time of origination.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level, unless the loan is insured by the Federal Housing Administration, guaranteed by Veterans Affairs or guaranteed by the Rural Housing Administration.  Residential loans generally do not include prepayment penalties.

The Company currently offers one, three, five, seven and ten year ARM loans.  These loans have a fixed rate for the stated period and, thereafter, such loans adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company’s cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed rate residential loans.  Current market conditions make ARM loans relatively unattractive to customers.

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

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, and hotels.  Commercial and multi-family real estate loans generally are underwritten with terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the security property at the time of origination, and are typically secured by personal guarantees of the borrowers.  The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio.  Commercial and multi-family real estate loans provide for a margin over a number of different indices.  In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

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

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of 15 to 30 years.  Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury security or prime rate.  Fixed-rate agricultural real estate loans generally have terms up to twenty years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.

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

Weather presents one of the greatest risks as hail, drought, floods, or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral.  This risk can be reduced by the farmer with a variety of insurance coverages which can help to ensure loan repayment.  Government support programs and the Company generally require that farmers procure crop insurance coverage.  Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs.  These risks may be reduced by the farmer with the use of futures contracts or options to mitigate price risk.  The Company frequently requires borrowers to use futures contracts or options to reduce price risk and help ensure loan repayment.  Another risk is the uncertainty of government programs and other regulations.  During periods of low commodity prices, the income from government programs can be a significant source of cash for the borrower to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.  Finally, many farms are dependent on a limited number of key individuals upon whose injury or death may result in an inability to successfully operate the farm.

Management believes that various levels of drought weather conditions within our markets has the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets in fiscal 2013.

Consumer Lending- Retail Bank.  The “Retail Bank” (generally referring to traditional banking operations in our four market areas) offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.  The Retail Bank originates consumer loans on a direct basis.

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

Consumer Lending- Meta Payment Systems (“MPS”).  MPS offers portfolio lending on a nationwide basis. In portfolio lending, the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.

Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

The Company monitors concentrations of credit which may naturally occur and may take the form of a large volume of related loans to an individual, a specific industry, a geographic location or an occupation.

The Company discontinued four of its credit sponsorship lending programs in the fourth fiscal quarter of 2012.  For the year ended September 30, 2012, these relationships provided approximately $2.6 million in total revenue (interest income plus non-interest income) to the Company.  For the three months ended December 31, 2012, the Company did not receive any revenue for these credit sponsorship lending programs.

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

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result of this action, previously accrued interest income on the loan is reversed against current income.  The loan will remain on a non-accrual status until the loan has been brought current or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.

Past due loans at December 31, 2012 and September 30, 2012 are as follows:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$20	$-	$-	$20	$55,637	$307	$55,964
Commercial Real Estate and Multi-Family	-	-	-	-	175,463	1,421	176,884
Agricultural Real Estate	-	-	-	-	23,446	-	23,446
Consumer	186	19	14	219	30,517	-	30,736
Commercial Operating	-	-	-	-	13,553	16	13,569
Agricultural Operating	-	-	-	-	20,926	-	20,926
Total	$206	$19	$14	$239	$319,542	$1,744	$321,525

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$-	$-	$-	$-	$48,827	$307	$49,134
Commercial Real Estate and Multi-Family	-	-	-	-	190,482	1,423	191,905
Agricultural Real Estate	-	-	-	-	19,861	-	19,861
Consumer	21	16	63	100	32,738	-	32,838
Commercial Operating	-	-	-	-	16,434	18	16,452
Agricultural Operating	-	-	-	-	20,981	-	20,981
Total	$21	$16	$63	$100	$329,323	$1,748	$331,171

Impaired loans at December 31, 2012 and September 30, 2012 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
December 31, 2012

Loans without a specific valuation allowance
Residential 1-4 Family	$245	$245	$-
Commercial Real Estate and Multi-Family	3,949	3,949	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	16	31	-
Agricultural Operating	-	-	-
Total	$4,210	$4,225	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$106	$147	$10
Commercial Real Estate and Multi-Family	4,849	8,741	443
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$4,955	$8,888	$453

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2012

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-
Commercial Real Estate and Multi-Family	-	-	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$352	$393	$16
Commercial Real Estate and Multi-Family	8,815	12,707	346
Agricultural Real Estate	-	-	-
Consumer	1	1	-
Commercial Operating	17	32	1
Agricultural Operating	-	-	-
Total	$9,185	$13,133	$363

The following table provides the average recorded investment in impaired loans for the three month periods ended December 31, 2012 and 2011.

	Three Months Ended December 31,
	2012	2011
	Average Recorded Investment	Average Recorded Investment

Residential 1-4 Family	$446	$145
Commercial Real Estate and Multi-Family	8,969	11,401
Agricultural Real Estate	-	646
Consumer	1	11
Commercial Operating	34	78
Agricultural Operating	-	-
Total	$9,450	$12,281

The Company’s troubled debt restructurings (“TDR”), typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates.  Loans modified in a TDR during the three month periods ended December 31, 2012 and 2011 are as follows:

	December 31, 2012			December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	-	$-	$-
Commercial Real Estate and Multi-Family	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial Operating	-	-	-	-	-	-
Agricultural Operating	-	-	-	-	-	-
Total	-	$-	$-	-	$-	$-

The following table provides information on TDR loans for which there was a payment default during the three month periods ended December 31, 2012 and 2011, that had been modified during the 12-month period prior to the default:

During the Three Months Ended
	December 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	-	$-
Commercial Real Estate and Multi Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	-	$-

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

During the three months ended December 31, 2012, the Company did not record a provision for loan loss, as the Company’s analysis indicated the balance in the allowance for loan losses reflected probable losses in the loan portfolio. Further provisions were not considered necessary during the three months ended December 31, 2012, because the Company’s total net charge-offs for the three months ended December 31, 2012 were $8,000 and there were no adverse developments in the loan portfolio requiring additional provision. As a result, at December 31, 2012, the Company’s allowance for loan losses remained at $4.0 million.

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

Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  Allocated ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be issued; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of December 31, 2012.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three months ended December 31, 2012 and 2011 is presented below.

Three Months Ended December 31,	2012	2011
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$3,125	$3,091

Basic EPS
Weighted average common shares outstanding	5,462,154	3,177,570
Less weighted average unallocated ESOP and nonvested shares	-	-
Weighted average common shares outstanding	5,462,154	3,177,570

Earnings Per Common Share
Basic	$0.57	$0.97

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	5,462,154	3,177,570
Add dilutive effect of assumed exercises of stock options, net of tax benefits	36,346	3,061
Weighted average common and dilutive potential common shares outstanding	5,498,500	3,180,631

Earnings Per Common Share
Diluted	$0.57	$0.97

Stock options totaling 141,751 and 460,775 were not considered in computing diluted EPS for the three months ended December 31, 2012 and 2011, respectively, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities at December 31, 2012 and September 30, 2012 are presented below.

		Gross	Gross
December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$71,442	$1,205	$(3,364)	$69,283
Agency securities	39,130	110	-	39,240
Small Business Administration securities	19,930	557	-	20,487
Obligations of states and political subdivisions	19,048	536	(112)	19,472
Non-bank qualified obligations of states and political subdivisions	417,896	1,608	(2,949)	416,555
Mortgage-backed securities	747,557	11,553	(155)	758,955
Total debt securities	$1,315,003	$15,569	$(6,580)	$1,323,992

		Gross	Gross
September 30, 2012	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$67,615	$1,399	$(3,517)	$65,497
Asset backed securities	40,828	496	-	41,324
Agency securities	39,266	201	-	39,467
Small Business Administration securities	19,939	-	(25)	19,914
Obligations of states and political subdivisions	12,593	560	-	13,153
Non-bank qualified obligations of states and political subdivisions	254,789	1,487	(381)	255,895
Mortgage-backed securities	667,876	13,597	(31)	681,442
Total debt securities	$1,102,906	$17,740	$(3,954)	$1,116,692

Included in securities available for sale are trust preferred securities as follows:

At December 31, 2012
	Amortized		Unrealized	S&P	Moody's
Issuer(1)	Cost	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,983	$3,952	$(1,031)	BBB-	Baa3
Huntington Capital Trust II SE	4,974	3,579	(1,395)	BB+	Baa3
PNC Capital Trust	4,957	4,187	(770)	BBB	Baa2
Total	$14,914	$11,718	$(3,196)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2012
	Amortized		Unrealized	S&P	Moody's
Issuer(1)	Cost	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,983	$3,817	$(1,166)	BBB-	Baa3
Huntington Capital Trust II SE	4,974	3,540	(1,434)	BB+	Baa3
PNC Capital Trust	4,956	4,107	(849)	BBB	Baa2
Total	$14,913	$11,464	$(3,449)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2012 and September 30, 2012, are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$6,771	$(120)	$14,669	$(3,244)	$21,440	$(3,364)
Obligations of states and political subdivisions	4,389	(112)	-	-	4,389	(112)
Non-bank qualified obligations of states and political subdivisions	211,290	(2,949)	-	-	211,290	(2,949)
Mortgage-backed securities	43,870	(155)	-	-	43,870	(155)
Total debt securities	$266,320	$(3,336)	$14,669	$(3,244)	$280,989	$(6,580)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$14,396	$(3,517)	$14,396	$(3,517)
Small Business Administration securities	19,914	(25)	-	-	19,914	(25)
Non-bank qualified obligations of states and political subdivisions	55,569	(381)	-	-	55,569	(381)
Mortgage-backed securities	28,731	(31)	-	-	28,731	(31)
Total debt securities	$104,214	$(437)	$14,396	$(3,517)	$118,610	$(3,954)

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

At December 31, 2012, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates and other market factors, not in estimated cash flows, no other-than-temporary impairment was recorded at December 31, 2012.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

At December 31, 2012 and September 30, 2012, the Company had outstanding commitments to originate and purchase loans and unused lines of credit totaling $56.8 million and $56.4 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At December 31, 2012, the Company had seven commitments to purchase securities available for sale totaling $42.1 million.

Legal Proceedings

In addition to the previously disclosed ATM lawsuits, there were two additional lawsuits filed concerning ATMs sponsored by MetaBank, each involving claims that a notification required to be placed upon an automated teller machine was absent on a specific date, in violation of Regulation E of the Electronic Fund Transfer Act:  Steve Klemetson, Individually and on Behalf of All Others Similarly Situated, vs. Temecula Stage Stop, Temecula Wine and Beer Garden, Ed Dool, National Link Incorporated, MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 3:12-cv-02636-MMA-WVG, filed in the United States District Court for the Southern District of California; and Pete Orcino, Individually and on Behalf of All Others Similarly Situated, vs. United Oil Gas Station, National Link Incorporated, MetaBank, Meta Payment Systems, and Does 1-10, inclusive, Case No. 3:12-cv-02861-IEG-WMC, filed in the United States District Court for the Southern District of California.  The Company denies liability in these matters, and will contest these lawsuits with the ATM operators, which are each obligated to indemnify the Company for losses, costs and expenses in these matters.  An estimate of a range of possible loss cannot be made at this stage of the litigation because the extent of the Company’s indemnification by the ATM operators is unknown.

On December 20, 2012, H.R. 4367 was signed into law relating to ATM disclosures.  The Electronic Funds Transfer Act (“EFTA”) previously required ATM operators to provide two separate notices to consumers about the fees that could be charged for use of an ATM, both an onscreen disclosure and a physical placard attached to the machine.  If the physical placard was not attached, the ATM operator could be found liable for noncompliance.  This led to numerous lawsuits alleging noncompliance with the placard requirement, even though the user had to accept the imposition of the fee via the onscreen notice.  H.R. 4367 removes the physical placard requirement from the EFTA, and retains the onscreen disclosure and acceptance of fees.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard Bank operations and with respect to its MPS division.  MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards.  The Bank believes the amount in question to be approximately $2.0 million.  The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements.  In addition, the Bank has given notice to its own insurer.  The Bank has been notified by the processor that its insurer has denied the claim filed.  The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages.  The Bank has settled its claim with the program manager, and has received an arbitration award against the processor.  That arbitration award has been entered as a judgment in the State of South Dakota, which judgment has been transferred to the State of Florida for garnishment proceedings against the processor and its insurer.  The Company’s estimate of a range of possible loss is approximately $0 to $0.8 million as of the filing date of this Quarterly Report on Form 10-Q.

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

See Note 12 to the Condensed Consolidated Financial Statements for a discussion of the settlement of OTS enforcement matters and on-going compliance matters.

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

A summary of option activity for the three months ended December 31, 2012 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2012	389,358	$23.52	5.08	$1,199
Granted	-	-
Exercised	(10,000)	8.25
Forfeited or expired	-	-
Options outstanding, December 31, 2012	379,358	$23.92	4.80	$705

Options exercisable, December 31, 2012	373,858	$23.85	4.76	$704

The Company had no outstanding nonvested shares at December 31, 2012 or September 30, 2012.  In addition, there was no grant activity for the three months ended December 31, 2012.

At December 31, 2012, stock based compensation expense not yet recognized in income totaled $14,000 which is expected to be recognized over a weighted average remaining period of 0.61 years.

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

The following tables present segment data for the Company for the three months ended December 31, 2012 and 2011, respectively.

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2012
Interest income	$6,056	$3,574	$-	$9,630
Interest expense	672	38	123	833
Net interest income (expense)	5,384	3,536	(123)	8,797
Provision (recovery) for loan losses	-	-	-	-
Non-interest income	1,916	11,494	-	13,410
Non-interest expense	4,824	12,989	265	18,078
Income (loss) before tax	2,476	2,041	(388)	4,129
Income tax expense (benefit)	644	505	(145)	1,004
Net income (loss)	$1,832	$1,536	$(243)	$3,125

Inter-segment revenue (expense)	$2,922	$(2,922)	$-	$-
Total assets	516,299	1,244,971	2,000	1,763,270
Total deposits	207,035	1,111,712	(2,489)	1,316,258

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2011
Interest income	$6,481	$3,134	$-	$9,615
Interest expense	824	38	115	977
Net interest income (expense)	5,657	3,096	(115)	8,638
Provision (recovery) for loan losses	700	(1)	-	699
Non-interest income	1,803	13,873	6	15,682
Non-interest expense	4,783	13,942	66	18,791
Income (loss) before tax	1,977	3,028	(175)	4,830
Income tax expense (benefit)	716	1,093	(70)	1,739
Net income (loss)	$1,261	$1,935	$(105)	$3,091

Inter-segment revenue (expense)	$2,627	$(2,627)	$-	$-
Total assets	304,342	1,052,934	1,929	1,359,205
Total deposits	213,801	1,011,858	(863)	1,224,796

The following tables present gross profit data for MPS for the three months ended December 31, 2012 and 2011.

Three Months Ended December 31,	2012	2011

Interest income	$3,574	$3,134
Interest expense	38	38
Net interest income	3,536	3,096

Provision (recovery) for loan losses	-	(1)
Non-interest income	11,494	13,873
Card processing expense	3,680	5,310
Gross Profit	11,350	11,660

Other non-interest expense	9,309	8,632

Income (loss) before tax	2,041	3,028
Income tax expense (benefit)	505	1,093
Net Income (Loss)	$1,536	$1,935

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

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

A public entity was required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011.  In the period of adoption, a reporting entity was required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.  The Company adopted this ASU in the second quarter of fiscal year 2012 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

In June 2011, FASB issued ASU 2011-05 Comprehensive Income, which provides an entity with the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU 2011-12 temporarily defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  The guidance in ASU 2011-05, as amended by ASU 2011-12, is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2011.  The Company adopted this update in the first quarter of fiscal 2013 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at December 31, 2012 or September 30, 2012.  Level 2 securities include agency mortgage-backed securities, asset-backed securities, callable agency securities, municipal bonds and corporate debt securities.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at December 31, 2012 and September 30, 2012.

	Fair Value at December 31, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$69,283	$-	$69,283	$-
Agency securities	39,240	-	39,240	-
Small Business Administration securities	20,487	-	20,487	-
Obligations of states and political subdivisions	19,472	-	19,472	-
Non-bank qualified obligations of states and political subdivisions	416,555	-	416,555	-
Mortgage-backed securities	758,955	-	758,955	-
Securities available for sale	$1,323,992	$-	$1,323,992	$-

	Fair Value at September 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$65,497	$-	$65,497	$-
Asset backed securities	41,324	-	41,324	-
Agency securities	39,467	-	39,467	-
Small Business Administration securities	19,914	-	19,914	-
Obligations of states and political subdivisions	13,153	-	13,153	-
Non-bank qualified obligations of states and political subdivisions	255,895	-	255,895	-
Mortgage-backed securities	681,442	-	681,442	-
Securities available for sale	$1,116,692	$-	$1,116,692	$-

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

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to initial recognition, the carrying amount represents the lower of the new cost basis or the fair value less selling costs.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis at December 31, 2012 and September 30, 2012.

	Fair Value at December 31, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$96	$-	$-	$96
Commercial and multi-family real estate loans	4,406	-	-	4,406
Total Impaired Loans	4,502	-	-	4,502
Foreclosed Assets, net	9	-	-	9
Total	$4,511	$-	$-	$4,511

	Fair Value at September 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$336	$-	$-	$336
Commercial and multi-family real estate loans	8,469	-	-	8,469
Consumer loans	1	-	-	1
Commercial operating loans	16	-	-	16
Total Impaired Loans	8,822	-	-	8,822
Foreclosed Assets, net	838	-	-	838
Total	$9,660	$-	$-	$9,660

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at December 31, 2012	ValuationTechnique	Unobservable Input

Impaired Loans, net	$4,502	Market approach	Appraised values (1)
Foreclosed Assets, net	9	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at December 31, 2012 and September 30, 2012, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2012 and September 30, 2012.  The information presented is subject to change over time based on a variety of factors.

	December 31, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$32,745	$32,745	$32,745	$-	$-
Securities available for sale	1,323,992	1,323,992	-	1,323,992	-
Loans receivable:
One to four family residential mortgage loans	55,964	53,914	-	-	53,914
Commercial and multi-family real estate loans	176,884	172,097	-	-	172,097
Agricultural real estate loans	23,446	23,888	-	-	23,888
Consumer loans	30,736	31,359	-	-	31,359
Commercial operating loans	13,569	14,496	-	-	14,496
Agricultural operating loans	20,926	22,487	-	-	22,487
Total loans receivable	321,525	318,241	-	-	318,241

FHLB stock	11,375	11,375	-	11,375	-
Accrued interest receivable	8,800	8,800	8,800	-	-

Financial liabilities
Noninterest bearing demand deposits	1,132,218	1,132,218	1,132,218	-	-
Interest bearing demand deposits, savings, and money markets	99,057	99,057	99,057	-	-
Certificates of deposit	84,983	85,818	-	85,818	-
Total deposits	1,316,258	1,317,093	1,231,275	85,818	-

Advances from FHLB	11,000	13,655	-	13,655	-
Federal funds purchased	208,000	208,000	-	208,000	-
Securities sold under agreements to repurchase	12,303	12,303	-	12,303	-
Subordinated debentures	10,310	10,316	-	10,316	-
Accrued interest payable	218	218	218	-	-

Off-balance-sheet instruments, loan commitments	-	-	-	-	-

	September 30, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$145,051	$145,051	$145,051	$-	$-
Securities available for sale	1,116,692	1,116,692	-	1,116,692	-
Loans receivable:
One to four family residential mortgage loans	49,134	49,936	-	-	49,936
Commercial and multi-family real estate loans	191,905	194,781	-	-	194,781
Agricultural real estate loans	19,861	21,033	-	-	21,033
Consumer loans	32,838	33,488	-	-	33,488
Commercial operating loans	16,452	15,396	-	-	15,396
Agricultural operating loans	20,981	22,714	-	-	22,714
Total loans receivable	331,171	337,348	-	-	337,348

FHLB stock	2,120	2,120	-	2,120	-
Accrued interest receivable	6,710	6,710	6,710	-	-

Financial liabilities
Noninterest bearing demand deposits	1,181,299	1,181,299	1,181,299	-	-
Interest bearing demand deposits, savings, and money markets	97,732	97,732	97,732	-	-
Certificates of deposit	100,763	101,701	-	101,701	-
Total deposits	1,379,794	1,380,732	1,279,031	101,701	-

Advances from FHLB	11,000	13,999	-	13,999	-
Securities sold under agreements to repurchase	26,400	26,400	-	26,400	-
Subordinated debentures	10,310	10,318	-	10,318	-
Accrued interest payable	177	177	177	-	-

Off-balance-sheet instruments, loan commitments	-	-	-	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2012 and September 30, 2012.

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

LOANS RECEIVABLE
The fair value of loans is estimated using an entrance price concept.  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at December 31, 2012 and September 30, 2012.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality, which approximates fair value adjustments for credit quality considerations.

Loans held for sale are carried at the lower of cost or fair market value.  The carrying value of these loans approximate fair market value as they are generally sold at par within days of their origination.  At December 31, 2012 and September 30, 2012 there were no loans held for sale.

FEDERAL HOME LOAN BANK (THE “FHLB”) STOCK
The fair value of such stock is assumed to approximate book value since the Company is able to redeem this stock at par value.

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

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates at December 31, 2012 and September 30, 2012 for advances with similar terms and remaining maturities.

FEDERAL FUNDS PURCHASED
The carrying amount of federal funds purchased is assumed to approximate the fair value of such federal funds.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES
The carrying amount of securities sold under agreements to repurchase is assumed to approximate fair value.  The fair value of subordinated debentures was estimated by discounting the expected future cash flows using derived interest rates approximating market as of December 31, 2012 and September 30, 2012 over the contractual maturity of such borrowings.

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

NOTE 11.	INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s intangible assets for the three months ended December 31, 2012 and 2011 are as follows:

	Meta Payment	Meta Payment
	Systems®	Systems®
	Patents	Other	Total

Balance as of September 30, 2012	$2,026	$9	$2,035

Acquisitions during the period	166	-	166

Amortization during the period	(9)	(7)	(16)

Balance as of December 31, 2012	$2,183	$2	$2,185

	Meta Payment	Meta Payment
	Systems®	Systems®
	Patents	Other	Total

Balance as of September 30, 2011	$1,315	$-	$1,315

Acquisitions during the period	253	-	253

Amortization during the period	(6)	-	(6)

Balance as of December 31, 2011	$1,562	$-	$1,562

At December 31, 2012, the Company had 22 patents which are amortizing.

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.

NOTE 12.	REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

As previously disclosed in our Annual Report on Form 10-K, on July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (the “Consent Orders”) issued by the Office of Thrift Supervision (the “OTS”).  Since the issuance of the supervisory directives and the Consent Orders, the Company and the Bank have been continuing to cooperate with the OTS, and, as of July 21, 2011, its successors, the Federal Reserve and the OCC, to correct those aspects of its operations that were addressed in the Consent Orders.  Satisfaction of the requirements of the Consent Orders is subject to the ongoing review and supervision of the OCC with respect to the Bank and the Federal Reserve with respect to the Company.  The Bank and the Company have and expect to continue to expend significant management and financial resources to address areas that were cited in the Consent Orders; such matters include capital preservation and enhancement commensurate with the Bank’s risk profile, improvement of core earnings from interest income, management and board oversight of the Bank, risk management and internal controls, compliance management, and Bank Secrecy Act compliance.

There can be no assurance that our regulators will ultimately determine that we have met all of the requirements of the Consent Orders to their satisfaction.  If our regulators believe that we have not made sufficient progress in complying with the Consent Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2012, compared to September 30, 2012, and the consolidated results of operations for the three months ended December 31, 2012 and 2011.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2012.

CORPORATE DEVELOPMENTS AND OVERVIEW OF FINANCIAL RESULTS

MPS 2013 fiscal first quarter net income was $1.5 million compared to net income of $1.9 million in the 2012 first quarter.  This decrease was primarily the result of a decrease in non-interest income of $2.4 million, primarily from a decrease of card fees, offset in part by an increase in net interest income of $0.4 million, a decrease in non-interest expense of $1.0 million, and a decrease in tax expense of $0.6 million. MPS 2013 fiscal first quarter revenue of $15.1 million decreased $1.9 million compared to fiscal 2012 due to a temporary interruption at one MPS business partner and discontinuance of certain credit sponsorship programs.  The average internal net interest yield MPS received for its deposits was 1.33% in the 2012 fiscal first quarter and 1.30% in the comparable 2013 period.  The decrease resulted from a lower interest rate environment.

The fiscal year 2013 Retail Bank first quarter net income was $1.8 million compared to net income of $1.3 million in the 2012 first quarter.  The increase was primarily attributable to a decrease in provision for loan losses from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 and an increase in gain on sale of securities available for sale of $1.1 million ($0.7 million after taxes). Retail Bank checking balances continued to grow from $59.0 million at December 31, 2011 to $65.6 million, or 11%, at December 31, 2012.

Tangible book value per common share decreased slightly by $0.19, or 1%, from $26.42 at September 30, 2012 to $26.23 per share at December 31, 2012 primarily due to the issuance of shares to the Meta Financial Group, Inc. Employee Stock Ownership Plan.  Overall cost of funds at the Retail Bank was 0.23% during the 2013 fiscal first quarter compared to 0.35% for the same quarter last year.

At December 31, 2012, Non-Performing Assets have decreased by $0.8 million to $1.8 million compared to $2.6 million at September 30, 2012.

FINANCIAL CONDITION

At December 31, 2012, the Company’s assets grew by $114.4 million, or 6.9%, to $1.8 billion compared to $1.6 billion at September 30, 2012.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed and investment securities available for sale and, to a lesser extent, in increases in the Company’s bank-owned life insurance (“BOLI”) and Federal Home Loan Bank (“FHLB”) stock, offset in part by a decrease in cash and cash equivalents and net loans receivable.

Total cash and cash equivalents were $32.8 million at December 31, 2012, a decrease of $112.3 million from $145.1 million at September 30, 2012.  The decline primarily was the result of the Company’s investing its excess liquidity in mortgage-backed securities and investment securities.  The Company maintains its cash equivalent investments in interest-bearing overnight deposits with the FHLB and the Federal Reserve Bank of Chicago (“FRB”).  Federal funds sold deposits may be maintained with the FHLB.  At December 31, 2012, the Company did not have any federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $207.3 million, or 18.6%, to $1.3 billion at December 31, 2012 as compared to September 30, 2012, as purchases exceeded investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During the three month period ended December 31, 2012, the Company purchased $170.3 million of mortgage-backed securities with estimated future maturities of five years or less (primarily due to anticipated prepayments) and stated maturities of 30 years or less and $193.7 million of investment securities available for sale.

The Bank’s portfolio of net loans receivable decreased $9.7 million, or 3.0%, to $317.3 million at December 31, 2012 from $327.0 million at September 30, 2012.  This decrease primarily relates to lower commercial and multi-family real estate loans of $15.0 million, $2.9 million in commercial operating loans and $1.6 million in MPS consumer loans, partially offset by an increase in residential mortgage loans of $6.8 million and $3.6 million in agricultural real estate loans.

The Company’s BOLI increased $18.1 million to $32.9 million at December 31, 2012 from $14.8 million at September 30, 2012.  This increase was due to the Company’s purchases of additional life insurance to take advantage of additional BOLI capacity allowed under regulatory guidelines along with generating additional tax-advantaged income.  The BOLI also provides death benefits to the Bank against the loss of key executives and death benefits to the employee’s family equal to one times salary at the time of death.

Foreclosed real estate and repossessed assets decreased to $9,000 as compared to $0.8 million at September 30, 2012, primarily due to a sale of two properties in the commercial and multi-family real estate loan category.  These sales, after expenses, resulted in a loss of $0.4 million during the quarter.

Total deposits decreased $63.5 million, or 4.6%, to $1.3 billion at December 31, 2012 from $1.4 billion at September 30, 2012.  Deposits attributable to MPS were down $55.7 million, or 4.8%, at December 31, 2012, compared to September 30, 2012.  Additionally, certificates of deposits decreased by $15.8 million primarily related to maturities exceeding new volume.  The average balance of total deposits and interest-bearing liabilities was $1.4 billion for the three month period ended December 31, 2012 compared to $1.1 billion for the same period in the prior fiscal year.

Total borrowings, primarily in the form of federal funds purchased, increased $193.9 million from $47.7 million at September 30, 2012 to $241.6 million at December 31, 2012, primarily due to prefunding of investments on the anticipation of tax deposits increasing early in the second quarter of the fiscal year 2013 as a result of income tax refunds placed on prepaid cards.

At December 31, 2012, the Company’s stockholders’ equity totaled $146.0 million, up $0.1 million from $145.9 million at September 30, 2012.  At December 31, 2012, the Bank continues to exceed all regulatory requirements for classification as a well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at December 31, 2012 is appropriate and adequately reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	December 31, 2012	September 30, 2012
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family (2)	$307	$307
Commercial & Multi Family (1) (2)	1,421	1,423
Commercial Operating (1) (2)	16	18
Total	1,744	1,748

Accruing Loans Delinquent 90 Days or More
Consumer	14	63
Total	14	63

Total Non-Performing Loans	1,758	1,811

Other Assets

Foreclosed Assets:
1-4 Family	9	9
Commercial & Multi Family	-	827
Commercial Business	-	2
Total	9	838

Total Other Assets	9	838

Total Non-Performing Assets	$1,767	$2,649
Total as a Percentage of Total Assets	0.10%	0.16%

(1)	At December 31, 2012, the Company had $326,000 of TDRs in Commercial & Multi Family and $16,000 of TDRs in Commercial Operating.
(2)	At September 30, 2012, the Company had $328,000 of TDRs in Commercial & Multi Family and $18,000 of TDRs in Commercial Operating.
In addition to the non-performing TDRs in (1) and (2), the Company had an additional $6.4 million TDRs performing in accordance with their terms at December 31, 2012 and September 30, 2012.

At December 31, 2012 and September 30, 2012, non-performing loans totaled $1.8 million, representing 0.6% of total loans.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific reserve is not warranted.

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

On the basis of management’s review of its loans and other assets, at December 31, 2012, the Company had classified a total of $10.6 million of its assets as substandard, $30,000 as doubtful and none as loss.  This compares to classifications at September 30, 2012 of $8.7 million as substandard, $30,000 as doubtful and none as loss.  See Note 2 to the Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management believes that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of drought weather conditions within our markets have the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the continuing recessionary economic environment may also negatively impact consumers’ repayment capacities.

At December 31, 2012 and September 30, 2012, the Company had established an allowance for loan losses totaling $4.0 million.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2012 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, our regulators have the ability to order us to add to our allowance.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with U.S. GAAP.  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that: (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2012 and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the consolidated statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance at both December 31, 2012 and September 30, 2012 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Investment Security Impairment.  Management continually monitors the investment security portfolio for impairment on a security by security basis.  Management has a process in place to identify investment securities that could potentially have a credit impairment that is other than temporary.  This process involves the consideration of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the investment security, cash flow projections, and the Company’s intent to sell an investment security or whether it is more likely than not the Company will be required to sell the investment security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that an investment security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell an investment security or it is more likely than not that the Company would be required to sell an investment security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the investment security and if it is not more likely than not that the Company would be required to sell an investment security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated.  For those investment securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the investment security.  The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the investment security at the date of purchase or the current yield to accrete an asset- backed or floating rate investment security.  Cash flow estimates for trust preferred securities are derived from scenario-based outcomes of forecasted default rates, loss severity, prepayment rates and structural support.

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

RESULTS OF OPERATIONS

General.  Total revenue (interest income plus non-interest income) for the three months ended December 31, 2012 was $23.0 million compared to $25.3 million for the same period in fiscal year 2012.  The revenue decrease was largely attributable to a decrease in card fee income and interest earned on mortgage-backed securities.  The Company recorded net income of $3.1 million, or 57 cents per diluted share, for the three months ended December 31, 2012 compared to net income of $3.1 million, or 97 cents per diluted share, for the same period in fiscal year 2012.  Although the Company’s net income increased during the period, income per share decreased as the Company’s weighted average number of common shares outstanding increased.  See Note 4 to the Condensed Consolidated Financial Statements. The change in net income for the current period was affected by many factors within the general categories of net interest income, net interest income after provision for loan losses, total non-interest income, total non-interest expense, and income tax expense.  Those factors are discussed in more detail below.  In general, net interest income increased from $8.6 million to $8.8 million for the three month period ended December 31, 2012 from the prior year comparable period.  Total non-interest income decreased from $15.7 million to $13.4 million for the three month period ended December 31, 2012 from the prior year comparable period, and total non-interest expense decreased from $18.8 million to $18.1 million during the same time periods.

Net Interest Income.  Net interest income for the fiscal 2013 first quarter increased by $0.2 million, or 1.8%, to $8.8 million from $8.6 million for the same period in the prior fiscal year primarily due to a decrease in interest expense; total interest income essentially held constant. Net interest margin decreased to 2.50% for the first quarter of fiscal year 2013 as compared to 3.02% for the same period in fiscal year 2012.  Overall, asset yields declined by 64 basis points due primarily to a change in asset mix which included highly rated investment grade asset backed, agency, corporate and municipal bonds.  Our government guaranteed mortgage-backed securities comprised 42% of average interest earning assets for the quarter ended December 31, 2012 compared to 57% one year ago.  The Company’s average interest-earning assets for the fiscal 2013 first quarter grew by $404.4 million, or 35.5%, to $1.5 billion, up from $1.1 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2013 first fiscal quarter increased $346.2 million, or 31%, to $1.45 billion from $1.10 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-generated non-interest bearing deposits, slightly offset by a decrease in more costly certificates of deposit of $16.8 million.  MPS average quarterly deposits increased $260.3 million, or 31%, from the same period last year.  This increase resulted almost entirely from growth in existing core prepaid card programs.  Overall, rates on all deposits and interest-bearing liabilities decreased by 12 basis points from 0.35% in the 2012 first fiscal quarter to 0.23% in the 2013 period.  At December 31, 2012, low- and no-cost checking deposits represented 92% of total deposits compared to 90% one year earlier.  The growth in deposits was driven by an increase of $98.2 million, or 8.9%, in deposits generated by MPS at December 31, 2012 as compared to one year earlier.

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Non-accruing loans have been included in the table as loans carrying a zero yield.

Three Months Ended December 31,		2012			2011
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$329,596	$4,127	4.97%	$320,446	$4,540	5.64%
Mortgage-backed securities	651,834	2,934	1.79%	652,522	4,787	2.92%
Other investments and fed funds sold	562,203	2,569	2.48%	166,296	288	0.69%
Total interest-earning assets	1,543,633	$9,630	2.72%	1,139,264	$9,615	3.36%
Non-interest-earning assets	73,531			64,905
Total assets	$1,617,164			$1,204,169

Non-interest bearing deposits	$1,102,822	$-	0.00%	$848,623	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,196	40	0.49%	32,598	80	0.98%
Savings	26,229	10	0.15%	11,532	9	0.31%
Money markets	39,785	28	0.28%	38,119	42	0.44%
Time deposits	96,857	347	1.42%	113,660	522	1.83%
FHLB advances	127,352	265	0.83%	42,134	199	1.88%
Other borrowings	25,049	143	2.26%	17,451	125	2.85%
Total interest-bearing liabilities	347,468	833	0.95%	255,494	977	1.52%
Total deposits and interest-bearing liabilities	1,450,290	$833	0.23%	1,104,117	$977	0.35%
Other non-interest bearing liabilities	20,680			19,329
Total liabilities	1,470,970			1,123,446
Stockholders' equity	146,194			80,723
Total liabilities and
stockholders' equity	$1,617,164			$1,204,169
Net interest income and net interest rate spread including non-interest bearing deposits		$8,797	2.49%		$8,638	3.01%

Net interest margin			2.50%			3.02%

Provision for Loan Losses.  The Company did not recognize a provision for loan losses in the first quarter of fiscal year 2013 compared to a provision for loan losses of $0.7 million in the first quarter of the prior fiscal year.  This was the result of the evaluation of the allowance for loan loss as explained in Note 3 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the quarter ended December 31, 2012 decreased by $2.3 million, or 14.5%, to $13.4 million from $15.7 million in the prior fiscal year first quarter.  Fees earned on MPS-related programs decreased to $11.5 million for the first quarter of fiscal year 2013, compared to $13.9 million for the same quarter in fiscal year 2012 due to a temporary interruption at one MPS business partner. The re-implementation of the program began in late December 2012 and we believe the program will reach approximately the same level that preceded the beginning of the interruption by the fiscal 2013 third quarter. The decrease in card fees was offset in part by a $0.6 million increase in gain on sale of securities available for sale.

Non-Interest Expense.  Non-interest expense decreased by $0.7 million, or 3.8%, to $18.1 million for the first quarter of fiscal year 2013 from $18.8 million for the same quarter in fiscal year 2012.  Compensation expense increased $1.1 million to $8.3 million for the three months ended December 31, 2012 as compared to $7.2 million for the same period in fiscal year 2012 due primarily to an 8% increase in overall staffing, primarily due to hiring in compliance-related areas.  This increase was more than offset by a decrease in card processing expense which decreased $1.6 million to $3.7 million for the three months ended December 31, 2012 as compared to $5.3 million for the same period in fiscal year 2012, due to lower volumes in one prepaid card program and improved prepaid card plastic pricing.

Income Tax.  Income tax expense for the first quarter of fiscal year 2013 was $1.0 million, or an effective tax rate of 24.3%, compared to an income tax expense of $1.7 million, or an effective tax rate of 36.0%, for the same period in the prior fiscal year.  The decrease in effective tax rate is mainly the result of an increase in the volume of tax exempt municipal bonds owned by the Company in the first quarter of fiscal year 2013.  The interest income on these bonds is exempt from federal and state income taxation resulting in a permanent difference between book and taxable income.  Bank-owned life insurance increased by $18.1 million due to the purchase of additional life insurance in late December 2012.  Because this purchase occurred so late in the quarter, it did not have a material effect on the Company’s effective tax rate during the first quarter of fiscal year 2013.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2012, the Company had commitments to originate and purchase loans and unused lines of credit totaling $56.8 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank’s actual capital and required capital amounts and ratios at December 31, 2012 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
At December 31, 2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$144,309	8.23%	$26,303	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	144,309	8.23	70,142	4.00		87,677	5.00
Tier 1 (core) capital (to risk-weighted assets)	144,309	21.64	26,679	4.00		40,019	6.00
Total risk-based capital (to risk-weighted assets)	148,272	22.23	53,359	8.00		66,698	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At December 31, 2012, the Bank exceeded all requirements for the well capitalized category.

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

Net Portfolio Value.  The Bank uses a Net Portfolio Value (“NPV”) approach to the quantification of interest rate risk.  This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from any off-balance sheet contracts.  Management of the Bank’s assets and liabilities is performed within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV that is acceptable given certain interest rate changes.

Presented below, at December 31, 2012 and September 30, 2012, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for December 31, 2012 and September 30, 2012 due to the extremely low rate environment.  At both December 31, 2012 and September 30, 2012, the Bank’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors.

December 31, 2012				September 30, 2012
		Estimated Increase				Estimated Increase
	Estimated	in NPV			Estimated	in NPV
Change in	NPV			Change in	NPV
Interest Rates	Amount	Amount	Percent	Interest Rates	Amount	Amount	Percent
	(Dollars in Thousands)				(Dollars in Thousands)
Basis Points				Basis Points
+200 bp	101,239	(50,727)	-33.38%	+200 bp	136,871	(10,121)	-6.89%
+100 bp	131,002	(20,964)	-13.80%	+100 bp	148,798	1,806	1.23%
-	151,966	-	-	-	146,992	-	-

Certain shortcomings are inherent in the method of analysis presented in the preceding table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Furthermore, although management has estimated changes in the levels of prepayments and early withdrawal in these rate environments, such levels would likely deviate from those assumed in calculating the table.  Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.

PART II -  OTHER INFORMATION

FORM 10-Q

Item 1.	Legal Proceedings – See “Legal Proceedings” of Note 6 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.
Risk Factors – In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Recent Court Ruling May Ultimately Affect Validity of CFPB Actions

A recent decision by a three-judge appellate panel of the US Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) may affect whether, and to what extent, actions taken by Richard Cordray as the Director of the Consumer Financial Protection Bureau (the “CFPB”) will be viewed as lawful. Though the case in question, Noel Canning vs NLRB, is an action challenging the purported recess appointments of certain NLRB administrators, and not Director Cordray, the case is significant in that the reasoning thereof is being used by plaintiffs in State National Bank of Big Spring v. Geithner to attack Director Cordray’s appointment, which was also a “recess” appointment.  The DC Circuit held, among other things, that the appointment of the NLRB administrators by the President violated the Recess Appointments Clause of the US Constitution because it was not made during a recess that occurred between sessions of Congress. The DC Circuit’s decision is at odds with that of another appellate court, the US Court of Appeals for the Eleventh Circuit. Commentators have surmised that the conflict between the courts will propel the case, perhaps on an accelerated timetable, to the US Supreme Court for resolution.

Even if the Cordray appointment is ultimately held to have been unlawful (which is by no means certain), due to the particular language of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) pursuant to which the CFPB was created, it appears that certain powers to promulgate rules, regulate, and examine financial institutions may still exist, though those powers may be subject to exercise by the Secretary of the Treasury (the “Secretary”). Under the Dodd-Frank Act, until the Director is appointed with the advice and consent of the Senate, the Secretary has administrative authority over laws, regulations and financial institutions that were previously administered by other federal banking agencies such as the Federal Reserve Board and the Office of the Comptroller of the Currency.  On the other hand, it is clear under the Dodd-Frank Act that so-called new regulatory powers given to the CFPB, such as the ability to supervise non-depository institutions, may not be so exercised by the Secretary. In addition, there are various hybrid laws, such as the Electronic Funds Transfer Act, which predate the Dodd-Frank Act but which also contain new provisions (i.e. the remittance provisions) that may be considered beyond the scope of the Secretary’s power.  Finally, even if Director Cordray’s appointment is held to be invalid, a reviewing court may nonetheless hold that all actions taken by the CFPB will be considered valid because the Director was acting under a cloak of apparent authority.

The decision may also play a part in determining whether new legislation will be passed respecting the structure and funding of the CFPB, and whether Director Cordray will be appointed when his current term expires.  Though it is not possible to predict the outcome of the recess appointment controversy, the decision will have implications for the Company with respect to regulations that apply to it and to competition from financial actors that may or may not be subject to regulations promulgated by the CFPB.

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

META FINANCIAL GROUP, INC.

Date: February 6, 2013	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date: February 6, 2013	By:	/s/ David W. Leedom
David W. Leedom, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document