Form 10-Q
period 2013-03-31
META FINANCIAL GROUP INC
filed 2013-05-02
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer  ☐   Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 1, 2013:
Common Stock, $.01 par value	5,497,914 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	March 31, 2013	September 30, 2012

Cash and cash equivalents	$89,031	$145,051
Investment securities available for sale	521,892	435,250
Mortgage-backed securities available for sale	715,455	681,442
Loans receivable - net of allowance for loan losses of $3,706 at March 31, 2013 and $3,971 at September 30, 2012	330,927	326,981
Federal Home Loan Bank Stock, at cost	1,942	2,120
Accrued interest receivable	8,226	6,710
Insurance receivable	539	581
Premises, furniture, and equipment, net	18,163	17,738
Bank-owned life insurance	33,250	14,832
Foreclosed real estate and repossessed assets	9	838
Intangible assets	2,262	2,035
MPS accounts receivable	6,641	5,763
Assets held for sale	1,347	-
Other assets	10,615	9,557

Total assets	$1,740,299	$1,648,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,367,390	$1,181,299
Interest-bearing checking	33,718	33,094
Savings deposits	32,958	26,053
Money market deposits	41,217	38,585
Time certificates of deposit	81,937	100,763
Total deposits	1,557,220	1,379,794
Advances from Federal Home Loan Bank	7,000	11,000
Securities sold under agreements to repurchase	7,676	26,400
Subordinated debentures	10,310	10,310
Accrued interest payable	187	177
Contingent liability	581	1,719
Accrued expenses and other liabilities	13,950	73,639
Total liabilities	1,596,924	1,503,039

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2013 and September 30, 2012, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 5,576,099 and 5,576,099 shares issued, 5,497,914 and 5,443,881 shares outstanding at March 31, 2013 and September 30, 2012, respectively	56	56
Additional paid-in capital	78,757	78,769
Retained earnings - substantially restricted	65,622	60,776
Accumulated other comprehensive income	225	8,513
Treasury stock, 78,185 and 132,218 common shares, at cost, at March 31, 2013 and September 30, 2012, respectively	(1,285)	(2,255)
Total stockholders’ equity	143,375	145,859

Total liabilities and stockholders’ equity	$1,740,299	$1,648,898

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2013	2012	2013	2012

Interest and dividend income:
Loans receivable, including fees	$3,735	$4,492	$7,862	$9,032
Mortgage-backed securities	3,111	5,198	6,045	9,985
Other investments	2,872	609	5,441	897
	9,718	10,299	19,348	19,914
Interest expense:
Deposits	284	553	709	1,206
FHLB advances and other borrowings	529	335	937	659
	813	888	1,646	1,865

Net interest income	8,905	9,411	17,702	18,049

Provision (recovery) for loan losses	(300)	200	(300)	899

Net interest income after provision for loan losses	9,205	9,211	18,002	17,150

Non-interest income:
Card fees	13,960	15,691	25,496	29,604
Gain on sale of securities available for sale, net	322	11,381	1,976	12,431
Loan fees	234	290	502	619
Bank-owned life insurance income	293	130	418	258
Deposit fees	154	143	322	305
Gain (loss) on sale of foreclosed real estate	87	-	(313)	-
Other income	45	(854)	104	(754)
Total non-interest income	15,095	26,781	28,505	42,463

Non-interest expense:
Compensation and benefits	9,116	8,057	17,393	15,233
Card processing expense	4,978	4,976	8,663	10,298
Occupancy and equipment expense	1,986	2,088	4,007	4,186
Data processing expense	291	278	611	553
Marketing	201	325	471	492
Legal and consulting expense	854	2,019	1,774	3,285
Impairment on assets held for sale	361	-	361	-
Other expense	2,798	2,470	5,383	4,957
Total non-interest expense	20,585	20,213	38,663	39,004

Income before income tax expense	3,715	15,779	7,844	20,609

Income tax expense	568	5,809	1,572	7,548

Net income	$3,147	$9,970	$6,272	$13,061

Earnings per common share:
Basic	$0.57	$3.12	$1.15	$4.10
Diluted	$0.57	$3.10	$1.14	$4.09

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2013	2012	2013	2012

Net income	$3,147	$9,970	$6,272	$13,061

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	(8,303)	(1,495)	(11,446)	2,009
Gains realized in net income	(322)	(11,381)	(1,976)	(12,431)
	(8,625)	(12,876)	(13,422)	(10,422)
Deferred income tax effect	(3,299)	(4,925)	(5,134)	(3,987)
Total other comprehensive loss	(5,326)	(7,951)	(8,288)	(6,435)
Total comprehensive income (loss)	$(2,179)	$2,019	$(2,016)	$6,626

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended March 31, 2013 and 2012
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Cash dividends declared on common stock ($.26 per share)	-	-	(831)	-	-	(831)

Issuance of 55,189 common shares from treasury stock due to issuance of restricted stock	-	49	-	-	896	945

Stock compensation	-	18	-	-	-	18

Change in net unrealized gains (losses) on securities available for sale	-	-	-	(6,435)	-	(6,435)

Net income	-	-	13,061	-	-	13,061

Balance, March 31, 2012	$34	$32,538	$57,724	$(99)	$(2,862)	$87,335

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Cash dividends declared on common stock ($.26 per share)	-	-	(1,426)	-	-	(1,426)

Issuance of common shares from the sales of equity securities	-	(123)	-	-	-	(123)

Issuance of 54,033 common shares from treasury stock due to issuance of restricted stock	-	(10)	-	-	970	960

Stock compensation	-	121	-	-	-	121

Change in net unrealized gains (losses) on securities available for sale	-	-	-	(8,288)	-	(8,288)

Net income	-	-	6,272	-	-	6,272

Balance, March 31, 2013	$56	$78,757	$65,622	$225	$(1,285)	$143,375

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$6,272	$13,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	9,634	7,599
Disbursement of non-real estate consumer loans originated for sale	-	(431,935)
Proceeds from sale of non-real estate consumer loans	-	432,428
Proceeds from sale of 1-4 family residential mortgage loans	-	368
Loss on sale of loans	-	7
Provision (recovery) for loan losses	(300)	899
(Gain) loss on other assets	(6)	964
Gain on sale of securities available for sale, net	(1,976)	(12,431)
Net change in accrued interest receivable	(1,516)	(1,607)
Impairment on assets held for sale	361	-
Net change in other assets	(2,303)	(2,966)
Net change in accrued interest payable	10	(26)
Net change in accrued expenses and other liabilities	(55,554)	(715)
Net cash provided by (used in) operating activities	(45,378)	5,646

Cash flows from investing activities:
Purchase of securities available for sale	(406,511)	(811,441)
Proceeds from sales of securities available for sale	150,059	364,911
Proceeds from maturities and principal repayments of securities available for sale	116,302	93,906
Purchase of bank owned life insurance	(18,000)	-
Loans purchased	(1,075)	(4,372)
Net change in loans receivable	(2,571)	(6,399)
Proceeds from sales of foreclosed real estate	427	382
Federal Home Loan Bank stock purchases	(204,522)	(29,353)
Federal Home Loan Bank stock redemptions	204,700	27,351
Proceeds from the sale of premises and equipment	5	30
Purchase of premises and equipment	(3,690)	(1,718)
Other, net	-	3,987
Net cash provided by (used in) investing activities	(164,876)	(362,716)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	196,252	322,763
Net change in time deposits	(18,826)	(12,187)
Repayment of FHLB and other borrowings	(4,000)	-
Net change in securities sold under agreements to repurchase	(18,724)	5,543
Cash dividends paid	(1,426)	(831)
Stock compensation	121	18
Proceeds from issuance of common stock	837	945
Net cash provided by (used in) financing activities	154,234	316,251

Net change in cash and cash equivalents	(56,020)	(40,819)

Cash and cash equivalents at beginning of period	145,051	276,893
Cash and cash equivalents at end of period	$89,031	$236,074

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,637	$1,891
Income taxes	3,342	3,409

Supplemental schedule of non-cash investing activities:
Loans transferred to foreclosed real estate	$-	$1,729

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim periods ended March 31, 2013, are not necessarily indicative of the results expected for the year ending September 30, 2013.

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

Loans receivable at March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013	September 30, 2012
	(Dollars in Thousands)

One to four family residential mortgage loans	$65,743	$49,134
Commercial and multi-family real estate loans	174,194	191,905
Agricultural real estate loans	27,843	19,861
Consumer loans	29,404	32,838
Commercial operating loans	14,668	16,452
Agricultural operating loans	23,112	20,981
Total Loans Receivable	334,964	331,171

Less:
Allowance for loan losses	(3,706)	(3,971)
Net deferred loan origination fees	(331)	(219)
Total Loans Receivable, Net	$330,927	$326,981

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and six month periods ended March 31, 2013 and 2012 is as follows:

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended March 31, 2013

Allowance for loan losses:
Beginning balance	$188	$2,870	$1	$3	$50	$18	$833	$3,963
Provision (recovery) for loan losses	77	(543)	-	-	(65)	(1)	232	(300)
Loan charge offs	-	-	-	-	-	-	-	-
Recoveries	-	2	-	1	40	-	-	43
Ending balance	$265	$2,329	$1	$4	$25	$17	$1,065	$3,706

Six Months Ended March 31, 2013

Allowance for loan losses:
Beginning balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971
Provision (recovery) for loan losses	72	(778)	-	-	(64)	17	453	(300)
Loan charge offs	-	(8)	-	-	-	-	-	(8)
Recoveries	-	2	-	1	40	-	-	43
Ending balance	$265	$2,329	$1	$4	$25	$17	$1,065	$3,706

Ending balance: individually evaluated for impairment	$9	$636	$-	$-	$-	$-	$-	$645
Ending balance: collectively evaluated for impairment	$256	$1,693	$1	$4	$25	$17	$1,065	$3,061

Loans:
Ending balance: individually evaluated for impairment	$682	$9,382	$-	$-	$59	$-	$-	$10,123
Ending balance: collectively evaluated for impairment	$65,061	$164,812	$27,843	$29,404	$14,609	$23,112	$-	$324,841

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended March 31, 2012

Allowance for loan losses:
Beginning balance	$181	$3,609	$-	$21	$38	$65	$651	$4,565
Provision (recovery) for loan losses	(31)	366	-	6	(1)	(65)	(75)	200
Loan charge offs	(3)	-	-	-	-	-	-	(3)
Recoveries	-	-	-	-	-	-	-	-
Ending balance	$147	$3,975	$-	$27	$37	$-	$576	$4,762

Six Months Ended March 31, 2012

Allowance for loan losses:
Beginning balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926
Provision (recovery) for loan losses	(16)	1,141	-	9	(3)	(67)	(165)	899
Loan charge offs	(3)	(1,067)	-	(2)	-	-	-	(1,072)
Recoveries	1	-	-	4	4	-	-	9
Ending balance	$147	$3,975	$-	$27	$37	$-	$576	$4,762

Ending balance: individually evaluated for impairment	$8	$1,513	$-	$-	$8	$-	$-	$1,529
Ending balance: collectively evaluated for impairment	$139	$2,462	$-	$27	$29	$-	$576	$3,233

Loans:
Ending balance: individually evaluated for impairment	$76	$14,578	$-	$-	$84	$-	$-	$14,738
Ending balance: collectively evaluated for impairment	$39,774	$180,044	$21,087	$34,669	$12,498	$22,041	$-	$310,113

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by our regulator, the Office of the Comptroller of the Currency (the “OCC”), to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that MetaBank (the “Bank”) will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

The asset classification of loans at March 31, 2013 and September 30, 2012, are as follows:

March 31, 2013
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$65,213	$150,334	$27,770	$29,404	$14,285	$21,399	$308,405
Watch	191	11,682	73	-	14	1,713	13,673
Special Mention	14	3,565	-	-	369	-	3,948
Substandard	295	8,613	-	-	-	-	8,908
Doubtful	30	-	-	-	-	-	30
	$65,743	$174,194	$27,843	$29,404	$14,668	$23,112	$334,964

September 30, 2012
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$48,566	$167,697	$19,783	$32,837	$16,036	$20,981	$305,900
Watch	228	12,932	78	-	-	-	13,238
Special Mention	15	3,730	-	-	399	-	4,144
Substandard	295	7,546	-	1	17	-	7,859
Doubtful	30	-	-	-	-	-	30
	$49,134	$191,905	$19,861	$32,838	$16,452	$20,981	$331,171

One- to Four-Family Residential Mortgage Lending.   One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  The Company offers fixed-rate and adjustable rate mortgage (“ARM”) loans for both permanent structures and those under construction.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one- to four-family residential mortgage loans with terms generally up to ten years and a maximum of 30 years with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price at the time of origination.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level, unless the loan is insured by the Federal Housing Administration, guaranteed by Veterans Affairs or guaranteed by the Rural Housing Administration.  Residential loans generally do not include prepayment penalties.

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

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, and hotels.  Commercial and multi-family real estate loans generally are underwritten with terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the security property at the time of origination, and are typically secured by personal guarantees of the borrowers.  The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio.  Commercial and multi-family real estate loans provide for a margin over a number of different indices.  In underwriting these loans, the Company analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

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

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first one to five years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of 15 to 30 years.  Adjustable-rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury security or prime rate.  Fixed-rate agricultural real estate loans generally have terms up to 20 years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.

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

The Company discontinued four of its credit sponsorship lending programs by the conclusion of the fourth fiscal quarter of 2012.  For the three and six months ended March 31, 2013, these relationships provided approximately $0.7 and $1.8 million, respectively, in total revenue (interest income plus non-interest income) to the Company.

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

Past due loans at March 31, 2013 and September 30, 2012 are as follows:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$71	$-	$-	$71	$65,365	$307	$65,743
Commercial Real Estate and Multi-Family	77	-	-	77	172,573	1,544	174,194
Agricultural Real Estate	-	-	-	-	27,843	-	27,843
Consumer	5	1	14	20	29,384	-	29,404
Commercial Operating	-	-	-	-	14,654	14	14,668
Agricultural Operating	-	-	-	-	23,112	-	23,112
Total	$153	$1	$14	$168	$332,931	$1,865	$334,964

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$-	$-	$-	$-	$48,827	$307	$49,134
Commercial Real Estate and Multi-Family	-	-	-	-	190,482	1,423	191,905
Agricultural Real Estate	-	-	-	-	19,861	-	19,861
Consumer	21	16	63	100	32,738	-	32,838
Commercial Operating	-	-	-	-	16,434	18	16,452
Agricultural Operating	-	-	-	-	20,981	-	20,981
Total	$21	$16	$63	$100	$329,323	$1,748	$331,171

Impaired loans at March 31, 2013 and September 30, 2012 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
March 31, 2013

Loans without a specific valuation allowance
Residential 1-4 Family	$620	$620	$-
Commercial Real Estate and Multi-Family	4,426	4,426	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	59	74	-
Agricultural Operating	-	-	-
Total	$5,105	$5,120	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$62	$103	$9
Commercial Real Estate and Multi-Family	4,956	8,848	636
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$5,018	$8,951	$645

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2012

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-
Commercial Real Estate and Multi-Family	-	-	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$352	$393	$16
Commercial Real Estate and Multi-Family	8,815	12,707	346
Agricultural Real Estate	-	-	-
Consumer	1	1	-
Commercial Operating	17	32	1
Agricultural Operating	-	-	-
Total	$9,185	$13,133	$363

The following table provides the average recorded investment in impaired loans for the three and six month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment

Residential 1-4 Family	$650	$113	$548	$137
Commercial Real Estate and Multi-Family	8,104	15,185	8,537	15,849
Agricultural Real Estate	-	-	-	-
Consumer	1	-	1	6
Commercial Operating	63	88	48	79
Agricultural Operating	-	-	-	-
Total	$8,818	$15,386	$9,134	$16,071

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three and six month periods ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	-	$-	$-
Commercial Real Estate and Multi Family	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial Operating	-	-	-	-	-	-
Agricultural Operating	-	-	-	-	-	-
Total	-	$-	$-	-	$-	$-

	For the Six Months Ended March 31, 2013			For the Six Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	-	$-	$-
Commercial Real Estate and Multi-Family	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial Operating	-	-	-	-	-	-
Agricultural Operating	-	-	-	-	-	-
Total	-	$-	$-	-	$-	$-

As the following table shows, there were no TDR loans for which there was a payment default during the three and six month periods ended March 31, 2013 and 2012, that had been modified during the 12-month period prior to the default:

During the Three Months Ended
	March 31, 2013		March 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	-	$-
Commercial Real Estate and Multi Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	-	$-

During the Six Months Ended
	March 31, 2013		March 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	-	$-
Commercial Real Estate and Multi-Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	-	$-

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

At March 31, 2013, the Company’s allowance for loan losses was $3.7 million, a decrease of $0.3 million from $4.0 million at September 30, 2012.  During the three months ended March 31, 2013, the Company recorded a negative provision for loan losses of $0.3 million which related to decreases in the general reserves of its Retail Bank division caused by decreases in the historical loss rates for commercial real estate and multi-family loans.

During the six months ended March 31, 2013, the Company recorded a negative provision for its Retail Bank division in the amount of $0.3 million due to decreases in the general reserves caused by decreases in the historical loss rates for commercial real estate and multi-family loans.

The Company’s total net recoveries for the three and six months ended March 31, 2013 were $43,000 and $35,000, respectively.

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

Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  Allocated ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be issued; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of March 31, 2013.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of the income and common stock share amounts used in the computation of basic and diluted EPS for the three and six months ended March 31, 2013 and 2012 is presented below.

Three Months Ended March 31,	2013	2012
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$3,147	$9,970

Basic EPS
Weighted average common shares outstanding	5,490,960	3,197,117
Less weighted average unallocated ESOP and nonvested shares	-	-
Weighted average common shares outstanding	5,490,960	3,197,117

Earnings Per Common Share
Basic	$0.57	$3.12

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	5,490,960	3,197,117
Add dilutive effect of assumed exercises of stock options, net of tax benefits	32,149	20,494
Weighted average common and dilutive potential common shares outstanding	5,523,109	3,217,611

Earnings Per Common Share
Diluted	$0.57	$3.10

Six Months Ended March 31,	2013	2012
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$6,272	$13,061

Basic EPS
Weighted average common shares outstanding	5,476,371	3,187,269
Less weighted average unallocated ESOP and nonvested shares	-	-
Weighted average common shares outstanding	5,476,371	3,187,269

Earnings Per Common Share
Basic	$1.15	$4.10

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	5,476,371	3,187,269
Add dilutive effect of assumed exercises of stock options, net of tax benefits	34,460	8,475
Weighted average common and dilutive potential common shares outstanding	5,510,831	3,195,744

Earnings Per Common Share
Diluted	$1.14	$4.09

Stock options totaling 139,917 and 140,703 were not considered in computing diluted EPS for the three and six months ended March 31, 2013, respectively, because they were not dilutive.  Stock options totaling 325,437 and 367,138 were not considered in computing diluted EPS for the three and six months ended March 31, 2012, respectively, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities at March 31, 2013 and September 30, 2012 are presented below.

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$72,796	$950	$(2,975)	$70,771
Agency securities	10,000	4	-	10,004
Obligations of states and political subdivisions	19,621	454	(182)	19,893
Non-bank qualified obligations of states and political subdivisions	427,216	505	(6,497)	421,224
Mortgage-backed securities	707,350	8,843	(738)	715,455
Total debt securities	$1,236,983	$10,756	$(10,392)	$1,237,347

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$67,615	$1,399	$(3,517)	$65,497
Asset backed securities	40,828	496	-	41,324
Agency securities	39,266	201	-	39,467
Small Business Administration securities	19,939	-	(25)	19,914
Obligations of states and political subdivisions	12,593	560	-	13,153
Non-bank qualified obligations of states and political subdivisions	254,789	1,487	(381)	255,895
Mortgage-backed securities	667,876	13,597	(31)	681,442
Total debt securities	$1,102,906	$17,740	$(3,954)	$1,116,692

Included in securities available for sale are trust preferred securities as follows:

At March 31, 2013
	Amortized		Unrealized	S&P	Moody's
Issuer(1)	Cost	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,984	$4,100	$(884)	BBB-	Baa3
Huntington Capital Trust II SE	4,975	3,950	(1,025)	BB+	Baa3
PNC Capital Trust	4,958	4,263	(695)	BBB	Baa2
Total	$14,917	$12,313	$(2,604)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2012
	Amortized		Unrealized	S&P	Moody's
Issuer(1)	Cost	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,983	$3,817	$(1,166)	BBB-	Baa3
Huntington Capital Trust II SE	4,974	3,540	(1,434)	BB+	Baa3
PNC Capital Trust	4,956	4,107	(849)	BBB	Baa2
Total	$14,913	$11,464	$(3,449)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2013 and September 30, 2012, are as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$16,114	$(371)	$12,313	$(2,604)	$28,427	$(2,975)
Obligations of states and political subdivisions	6,668	(182)	-	-	6,668	(182)
Non-bank qualified obligations of states and political subdivisions	358,472	(6,497)	-	-	358,472	(6,497)
Mortgage-backed securities	155,231	(738)	-	-	155,231	(738)
Total debt securities	$536,485	$(7,788)	$12,313	$(2,604)	$548,798	$(10,392)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$14,396	$(3,517)	$14,396	$(3,517)
Small Business Administration securities	19,914	(25)	-	-	19,914	(25)
Non-bank qualified obligations of states and political subdivisions	55,569	(381)	-	-	55,569	(381)
Mortgage-backed securities	28,731	(31)	-	-	28,731	(31)
Total debt securities	$104,214	$(437)	$14,396	$(3,517)	$118,610	$(3,954)

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

At March 31, 2013, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates and other market factors, not in estimated cash flows, no other-than-temporary impairment was recorded at March 31, 2013.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

At March 31, 2013 and September 30, 2012, the Company had outstanding commitments to originate and purchase loans and unused lines of credit totaling $72.6 million and $56.4 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.  At March 31, 2013, the Company had four commitments to purchase securities available for sale totaling $1.0 million.

Legal Proceedings

The Bank was served on April 15, 2013, with a lawsuit captioned Inter National Bank v. NetSpend Corporation, MetaBank, BDO USA, LLP d/b/a BDO Seidman, Cause No. C-2084-12-I filed in the District Court of Hidalgo County, Texas.  The Plaintiff’s Second Amended Original Petition and Application for Temporary Restraining Order and Temporary Injunction adds both MetaBank and BDO Seidman to the original causes of action against NetSpend.  NetSpend acts as a prepaid card program manager and processor for both INB and MetaBank.  According to the Petition, NetSpend has informed Inter National Bank (“INB”) that the depository accounts at INB for the NetSpend program supposedly contained $10.5 million less than they should.  INB alleges that NetSpend has breached its fiduciary duty by making affirmative misrepresentations to INB about the safety and stability of the program, and by failing to timely disclose the nature and extent of any alleged shortfall in settlement of funds related to cardholder activity and the nature and extent of NetSpend’s systemic deficiencies in its accounting and settlement processing procedures.  To the extent that an accounting reveals that there is an actual shortfall, INB alleges that MetaBank may be liable for portions or all of said sum due to the fact that funds have been transferred from INB to MetaBank, and thus MetaBank would have been unjustly enriched.  The Bank intends to vigorously contest this matter.  An estimate of a range of possible loss cannot be made at this stage of the litigation because MetaBank was only recently served and an initial evaluation of the matter and potential insurance coverage has just recently been commenced.

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

Soneet R. Kapila, as Chapter 11 Trustee for Louis J. Pearlman, Louis J. Pearlman Enterprises, Inc., and Transcontinental Aviation, Inc. v. First International Bank & Trust, et al, Adv. No.: 6-09-ap-00106-KSJ, filed in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division on March 20, 2009.  This is a cause of action brought by the above-captioned Trustee to avoid and recover alleged fraudulent transfers related to loans made by First International Bank & Trust to the Debtors.  First International Bank & Trust sold participations in the loans to multiple banks, including MetaBank.  The action is brought by the Trustee pursuant to Bankruptcy Sections 544, 548, 550 of the Bankruptcy Code, as well as the Florida Uniform Fraudulent Transfer Act,  Chapter 726 of Florida Statutes.  The Trustee is demanding the return of approximately $2.4 million of funds paid to MetaBank by the Debtors.  This action is currently in discovery.  The Bank intends to vigorously contest this matter.

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

A summary of option activity for the six months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2012	389,358	$23.52	5.08	$1,199
Granted	-	-
Exercised	(21,287)	14.14
Forfeited or expired	(5,311)	35.06
Options outstanding, March 31, 2013	362,760	$23.90	4.52	$1,601

Options exercisable, March 31, 2013	357,260	$23.82	4.48	$1,601

The Company had no outstanding nonvested shares at March 31, 2013 or September 30, 2012.  In addition, there was no grant activity for the six months ended March 31, 2013.

At March 31, 2013, stock based compensation expense not yet recognized in income totaled $10,000 which is expected to be recognized over a weighted average remaining period of 0.55 years.

NOTE 8.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Retail Banking, a division of the Bank, operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where its offices are located. The second reportable segment, MPS, a division of the Bank, provides products and services to financial institutions and other businesses. These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs. Other programs are in the process of development. The remaining grouping under the caption “All Others” consists of the operations of the Company and inter-segment eliminations. Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates. The following tables present segment data for the Company for the three and six months ended March 31, 2013 and 2012, respectively.

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended March 30, 2013
Interest income	$5,962	$3,756	$-	$9,718
Interest expense	667	30	116	813
Net interest income (expense)	5,295	3,726	(116)	8,905
Provision (recovery) for loan losses	(300)	-	-	(300)
Non-interest income	1,184	13,911	-	15,095
Non-interest expense	5,543	14,770	272	20,585
Income (loss) before income tax expense (benefit)	1,236	2,867	(388)	3,715
Income tax expense (benefit)	204	508	(144)	568
Net income (loss)	$1,032	$2,359	$(244)	$3,147

Inter-segment revenue (expense)	$2,996	(2,996)	$-	$-
Total assets	253,077	1,484,927	2,295	1,740,299
Total deposits	204,937	1,353,538	(1,255)	1,557,220

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Six Months Ended March 31, 2013
Interest income	$12,018	$7,330	$-	$19,348
Interest expense	1,339	68	239	1,646
Net interest income (expense)	10,679	7,262	(239)	17,702
Provision (recovery) for loan losses	(300)	-	-	(300)
Non-interest income	3,100	25,405	-	28,505
Non-interest expense	10,367	27,759	537	38,663
Income (loss) before income tax expense (benefit)	3,712	4,908	(776)	7,844
Income tax expense (benefit)	848	1,013	(289)	1,572
Net income (loss)	$2,864	$3,895	$(487)	$6,272

Inter-segment revenue (expense)	$5,918	$(5,918)	$-	$-
Total assets	253,077	1,484,927	2,295	1,740,299
Total deposits	204,937	1,353,538	(1,255)	1,557,220

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended March 31, 2012
Interest income	$7,167	$3,132	$-	$10,299
Interest expense	724	43	121	888
Net interest income (expense)	6,443	3,089	(121)	9,411
Provision (recovery) for loan losses	200	-	-	200
Non-interest income	11,148	15,622	11	26,781
Non-interest expense	5,370	14,761	82	20,213
Income (loss) before income tax expense (benefit)	12,021	3,950	(192)	15,779
Income tax expense (benefit)	4,440	1,445	(76)	5,809
Net income (loss)	$7,581	$2,505	$(116)	$9,970

Inter-segment revenue (expense)	$3,362	$(3,362)	$-	$-
Total assets	310,314	1,285,412	1,891	1,597,617
Total deposits	217,757	1,235,041	(602)	1,452,196

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Six Months Ended March 31, 2012
Interest income	$13,648	$6,266	$-	$19,914
Interest expense	1,548	81	236	1,865
Net interest income (expense)	12,100	6,185	(236)	18,049
Provision (recovery) for loan losses	900	(1)	-	899
Non-interest income	12,951	29,495	17	42,463
Non-interest expense	10,153	28,703	148	39,004
Income (loss) before income tax expense (benefit)	13,998	6,978	(367)	20,609
Income tax expense (benefit)	5,156	2,538	(146)	7,548
Net income (loss)	$8,842	$4,440	$(221)	$13,061

Inter-segment revenue (expense)	$5,989	$(5,989)	$-	$-
Total assets	310,314	1,285,412	1,891	1,597,617
Total deposits	217,757	1,235,041	(602)	1,452,196

The following tables present gross profit data for MPS for the three and six months ended March 31, 2013 and 2012.

Three Months Ended March 31,	2013	2012

Interest income	$3,756	$3,132
Interest expense	30	43
Net interest income	3,726	3,089

Provision (recovery) for loan losses	-	-
Non-interest income	13,911	15,622
Card processing expense	4,963	4,953
Gross Profit	12,674	13,758

Other non-interest expense	9,807	9,808

Income (loss) before income tax expense (benefit)	2,867	3,950
Income tax expense (benefit)	508	1,445
Net Income (Loss)	$2,359	$2,505

Six Months Ended March 31,	2013	2012

Interest income	$7,330	$6,266
Interest expense	68	81
Net interest income	7,262	6,185

Provision (recovery) for loan losses	-	(1)
Non-interest income	25,405	29,495
Card processing expense	8,643	10,263
Gross Profit	24,024	25,418

Other non-interest expense	19,116	18,440

Income (loss) before income tax expense (benefit)	4,908	6,978
Income tax expense	1,013	2,538
Net Income	$3,895	$4,440

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

This Accounting Standards Update (ASU) was issued concurrently with IFRS 13, Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.

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

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

This ASU provides an entity with the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 temporarily defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The guidance in ASU 2011-05, as amended by ASU 2011-12, is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2011. The Company adopted this update in the first quarter of fiscal 2013 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures. The ASU does not change current requirements for reporting net income or other comprehensive income. This ASU is effective prospectively for fiscal years beginning after December 15, 2012.

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

Securities Available for Sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at March 31, 2013 or September 30, 2012.  Level 2 securities include agency mortgage-backed securities, asset backed securities, callable agency securities, municipal bonds and corporate debt securities.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at March 31, 2013 and September 30, 2012.

	Fair Value at March 31, 2013
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$70,771	$-	$70,771	$-
Agency securities	10,004	-	10,004	-
Obligations of states and political subdivisions	19,893	-	19,893	-
Non-bank qualified obligations of states and political subdivisions	421,224	-	421,224	-
Mortgage-backed securities	715,455	-	715,455	-
Securities available for sale	$1,237,347	$-	$1,237,347	$-

	Fair Value at September 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$65,497	$-	$65,497	$-
Asset backed securities	41,324	-	41,324	-
Agency securities	39,467	-	39,467	-
Small Business Administration securities	19,914	-	19,914	-
Obligations of states and political subdivisions	13,153	-	13,153	-
Non-bank qualified obligations of states and political subdivisions	255,895	-	255,895	-
Mortgage-backed securities	681,442	-	681,442	-
Securities available for sale	$1,116,692	$-	$1,116,692	$-

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  Subsequent to initial recognition, the carrying amount represents the lower of the new cost basis or the fair value less selling costs.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan in accordance with ASC 310, Receivables.  Allowance for loan losses that are based on the fair value of the collateral result in the impaired loan being measured at fair value on a non-recurring basis.

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis at March 31, 2013 and September 30, 2012.

	Fair Value at March 31, 2013
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$53	$-	$-	$53
Commercial and multi-family real estate loans	4,320	-	-	4,320
Total Impaired Loans	4,373	-	-	4,373
Foreclosed Assets, net	9	-	-	9
Total	$4,382	$-	$-	$4,382

	Fair Value at September 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$336	$-	$-	$336
Commercial and multi-family real estate loans	8,469	-	-	8,469
Consumer loans	1	-	-	1
Commercial operating loans	16	-	-	16
Total Impaired Loans	8,822	-	-	8,822
Foreclosed Assets, net	838	-	-	838
Total	$9,660	$-	$-	$9,660

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input

Impaired Loans, net	$4,373	Market approach	Appraised values (1)
Foreclosed Assets, net	9	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at March 31, 2013 and September 30, 2012, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2013 and September 30, 2012.  The information presented is subject to change over time based on a variety of factors.

	March 31, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$89,031	$89,031	$89,031	$-	$-
Securities available for sale	1,237,347	1,237,347	-	1,237,347	-
Loans receivable:
One to four family residential mortgage loans	65,743	62,629	-	-	62,629
Commercial and multi-family real estate loans	174,194	180,510	-	-	180,510
Agricultural real estate loans	27,843	28,230	-	-	28,230
Consumer loans	29,404	29,926	-	-	29,926
Commercial operating loans	14,668	14,390	-	-	14,390
Agricultural operating loans	23,112	24,205	-	-	24,205
Total loans receivable	334,964	339,890	-	-	339,890

FHLB stock	1,942	1,942	-	1,942	-
Accrued interest receivable	8,226	8,226	8,226	-	-

Financial liabilities
Noninterest bearing demand deposits	1,367,390	1,367,390	1,367,390	-	-
Interest bearing demand deposits, savings, and money markets	107,893	107,893	107,893	-	-
Certificates of deposit	81,937	82,813	-	82,813	-
Total deposits	1,557,220	1,558,096	1,475,283	82,813	-

Advances from FHLB	7,000	8,586	-	8,586	-
Securities sold under agreements to repurchase	7,676	7,676	-	7,676	-
Subordinated debentures	10,310	10,314	-	10,314	-
Accrued interest payable	187	187	187	-	-

	September 30, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$145,051	$145,051	$145,051	$-	$-
Securities available for sale	1,116,692	1,116,692	-	1,116,692	-
Loans receivable:
One to four family residential mortgage loans	49,134	49,936	-	-	49,936
Commercial and multi-family real estate loans	191,905	194,781	-	-	194,781
Agricultural real estate loans	19,861	21,033	-	-	21,033
Consumer loans	32,838	33,488	-	-	33,488
Commercial operating loans	16,452	15,396	-	-	15,396
Agricultural operating loans	20,981	22,714	-	-	22,714
Total loans receivable	331,171	337,348	-	-	337,348

FHLB stock	2,120	2,120	-	2,120	-
Accrued interest receivable	6,710	6,710	6,710	-	-

Financial liabilities
Noninterest bearing demand deposits	1,181,299	1,181,299	1,181,299	-	-
Interest bearing demand deposits, savings, and money markets	97,732	97,732	97,732	-	-
Certificates of deposit	100,763	101,701	-	101,701	-
Total deposits	1,379,794	1,380,732	1,279,031	101,701	-

Advances from FHLB	11,000	13,999	-	13,999	-
Securities sold under agreements to repurchase	26,400	26,400	-	26,400	-
Subordinated debentures	10,310	10,318	-	10,318	-
Accrued interest payable	177	177	177	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2013 and September 30, 2012.

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

LOANS RECEIVABLE
The fair value of loans is estimated using an entrance price concept.  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.  When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at March 31, 2013 and September 30, 2012.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality which approximates fair value adjustments for credit quality considerations.

Loans held for sale are carried at the lower of cost or fair market value.  The carrying value of these loans approximate fair market value as they are generally sold at par within days of their origination. At March 31, 2013 and September 30, 2012 there were no loans held for sale.

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

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates at March 31, 2013 and September 30, 2012 for advances with similar terms and remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES
The carrying amount of securities sold under agreements to repurchase is assumed to approximate fair value.  The fair value of subordinated debentures was estimated by discounting the expected future cash flows using derived interest rates approximating market as of March 31, 2013 and September 30, 2012 over the contractual maturity of such borrowings.

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

NOTE 11.	INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s intangible assets for the six months ended March 31, 2013 and 2012 are as follows:

	Meta Payment	Meta Payment
	Systems®	Systems®
	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2012	$2,026	$9	$2,035

Acquisitions during the period	257	-	257

Amortization during the period	(21)	(9)	(30)

Balance as of March 31, 2013	$2,262	$-	$2,262

	Meta Payment	Meta Payment
	Systems®	Systems®
	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2011	$1,315	$-	$1,315

Acquisitions during the period	473	27	500

Amortization during the period	(16)	(4)	(20)

Balance as of March 31, 2012	$1,772	$23	$1,795

At March 31, 2013, the Company had 28 patents which are amortizing.

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the six months ended March 31, 2013 and 2012.

NOTE 12.	REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

As previously disclosed in our Annual Report on Form 10-K, on July 15, 2011, the Company and the Bank each stipulated and consented to a Cease and Desist Order (the “Consent Orders”) issued by the Office of Thrift Supervision (the “OTS”). Since the issuance of the supervisory directives and the Consent Orders, the Company and the Bank have been continuing to cooperate with the OTS, and, as of July 21, 2011, its successors, the Federal Reserve and the OCC, to correct those aspects of its operations that were addressed in the Consent Orders. Satisfaction of the requirements of the Consent Orders is subject to the ongoing review and supervision of the OCC with respect to the Bank and the Federal Reserve with respect to the Company. The Bank and the Company have and expect to continue to expend significant management and financial resources to address areas that were cited in the Consent Orders.

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

NOTE 13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the quarter ended March 31, 2013.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development, acceptance and, as appropriate, approval of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third-parties; the scope of restrictions and compliance requirements imposed by the supervisory directives and/or the Consent Orders entered into by the Company and the Bank with the Office of Thrift Supervision (the functions of which were transferred to the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve) and any other such actions which may be initiated; the impact of changes in financial services’ laws and regulations, including but not limited to laws and regulations promulgated or administered by the OCC, the Federal Reserve, and the Bureau of Consumer Financial Protection; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2013, compared to September 30, 2012, and the consolidated results of operations for the three and six months ended March 31, 2013 and 2012.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2012.

CORPORATE DEVELOPMENTS AND OVERVIEW

MPS 2013 fiscal second  quarter net income was $2.4 million compared to net income of $2.5 million in the 2012 second quarter.  This decrease was primarily the result of a decrease in non-interest income of $1.7 million, primarily from a decrease in card fees, offset in part by a decrease in income tax expense of $0.9 million and an increase in net interest income of $0.6 million. MPS 2013 fiscal second quarter revenue of $17.7 million decreased $1.1 million compared to the 2012 second quarter due to a temporary interruption at one MPS business partner and discontinuance of certain credit sponsorship programs.  The average internal net interest yield MPS received for its deposits was 1.16% in the 2013 fiscal second quarter and 1.10% in the comparable 2012 period.

Retail Bank fiscal 2013 second quarter net income was $1.0 million compared to net income of $7.6 million in the 2012 second quarter.  The decrease was primarily attributable to a decrease in gain on sale of securities available for sale of $11.1 million. Retail Bank checking balances continued to grow from $62.5 million at March 31, 2012 to $65.9 million, or 5%, at March 31, 2013.

The Company’s tangible book value per common share decreased by $0.75, or 3%, from $26.42 at September 30, 2012 to $25.67 per share at March 31, 2013 primarily due to a decline in unrealized gains in securities caused by market conditions.

At March 31, 2013, Non-Performing Assets decreased by $0.8 million to $1.8 million compared to $2.6 million at September 30, 2012.

FINANCIAL CONDITION

At March 31, 2013, the Company’s assets grew by $91.4 million, or 5.5%, to $1.7 billion compared to $1.6 billion at September 30, 2012.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed and investment securities available for sale and, to a lesser extent, in increases in the Company’s bank-owned life insurance (“BOLI”) and net loans receivable, offset in part by a decrease in cash and cash equivalents.

Total cash and cash equivalents were $89.0 million at March 31, 2013, a decrease of $56.1 million from $145.1 million at September 30, 2012.  The decline primarily was the result of the Company’s investing its excess liquidity in mortgage-backed and investment securities available for sale.  The Company maintains its cash equivalent investments in interest-bearing overnight deposits with the FHLB and the Federal Reserve Bank of Chicago (“FRBank”).  Federal funds sold deposits may be maintained with the FHLB.  At March 31, 2013, the Company did not have any federal funds sold.

The total of mortgage-backed securities and investment securities available for sale increased $120.7 million, or 10.8%, to $1.2 billion at March 31, 2013 as compared to September 30, 2012, as purchases exceeded investment maturities, sales, and principal paydowns.  The Company’s portfolio of securities available for sale consists primarily of mortgage-backed securities, which have relatively short expected lives.  During the six month period ended March 31, 2013, the Company purchased $183.6 million of mortgage-backed securities with estimated future maturities of five years or less (primarily due to anticipated prepayments) and stated maturities of 30 years or less and $222.9 million of investment securities available for sale.

The Bank’s portfolio of net loans receivable increased $3.9 million, or 1.2%, to $330.9 million at March 31, 2013 from $327.0 million at September 30, 2012.  This increase primarily relates to a $16.6 million increase in residential mortgage loans, an $8.0 million increase in agricultural real estate loans and a $2.1 million increase in agricultural operating loans, partially offset by a decrease of $17.7 million in commercial and multi-family real estate loans, $3.4 million in consumer loans, and $1.8 million in commercial operating loans.

The Company’s BOLI increased $18.4 million to $33.2 million at March 31, 2013 from $14.8 million at September 30, 2012.  This increase was due to the Company’s purchases of additional life insurance to take advantage of additional BOLI capacity allowed under regulatory guidelines along with generating additional tax-advantaged income.  The BOLI also provides death benefits to the Bank against the loss of key executives and death benefits to the employee’s family equal to one times salary at the time of death.

Foreclosed real estate and repossessed assets decreased to $9,000 as compared to $0.8 million at September 30, 2012, primarily due to a sale of two properties in the commercial and multi-family real estate loan category.  These sales, after expenses, resulted in a loss of $0.4 million during the quarter ended December 31, 2012.

Assets held for sale increased $1.3 million at March 31, 2013 due to an expected sale of a branch in the Central Iowa market.

Total deposits increased $177.4 million, or 12.9%, to $1.6 billion at March 31, 2013 from $1.4 billion at September 30, 2012.  Deposits attributable to MPS increased by $186.2 million, or 16.0%, at March 31, 2013, compared to September 30, 2012.  Additionally, certificates of deposits decreased by $18.8 million to $81.9 million primarily related to maturities exceeding new volume.  The average balance of total deposits and interest-bearing liabilities was $1.5 billion for the six month period ended March 31, 2013 compared to $1.2 billion for the same period in the prior fiscal year.

Total borrowings decreased $22.7 million from $47.7 million at September 30, 2012 to $25.0 million at March 31, 2013, primarily due to the decrease of securities sold under agreements to repurchase.

At March 31, 2013, the Company’s stockholders’ equity totaled $143.4 million, a decrease of $2.5 million from $145.9 million at September 30, 2012 due primarily to a decrease in accumulated other comprehensive income.  At March 31, 2013, the Bank continues to exceed all regulatory requirements for classification as a well-capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at March 31, 2013 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	March 31, 2013	September 30, 2012
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family (2)	$307	$307
Commercial & Multi Family (1) (2)	1,544	1,423
Commercial Operating (1) (2)	14	18
Total	1,865	1,748

Accruing Loans Delinquent 90 Days or More
Consumer	14	63
Total	14	63

Total Non-Performing Loans	1,879	1,811

Other Assets

Foreclosed Assets:
1-4 Family	9	9
Commercial & Multi Family	-	827
Commercial Business	-	2
Total	9	838

Total Other Assets	9	838

Total Non-Performing Assets	$1,888	$2,649
Total as a Percentage of Total Assets	0.11%	0.16%

(1)	At March 31, 2013, the Company had $323,000 of TDRs in Commercial & Multi Family and $14,000 of TDRs in Commercial Operating.
(2)
At September 30, 2012, the Company had $328,000 of TDRs in Commercial & Multi Family and $18,000 of TDRs in Commercial Operating. In addition to the non-performing TDRs in (1) and (2), the Company had an additional $6.4 million TDRs performing in accordance with their terms at March 31, 2013 and September 30, 2012.

At March 31, 2013, non-performing loans totaled $1.9 million, representing 0.6% of total loans, compared to $1.8 million, or 0.6% of total loans at September 30, 2012.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard”, “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific reserve is not warranted.

General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” the Bank is required either to establish a specific allowance for loan losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, which may direct the establishment of additional general or specific loss allowances.  The discovery of additional information in the future may also affect both the level of classification and the amount of loss allowances.

On the basis of management’s review of its loans and other assets, at March 31, 2013, the Company had classified a total of $8.9 million of its assets as substandard, $30,000 as doubtful and none as loss.  This compares to classifications at September 30, 2012 of $8.7 million as substandard, $30,000 as doubtful and none as loss.  See Note 2 to the Condensed Consolidated Financial Statements.

Allowance for Loan Losses.  The Company establishes its provision for loan losses, and evaluates its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of classified assets and non-performing loans, the composition of its loan portfolio and the general economic environment within which the Company and its borrowers operate.

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

At March 31, 2013, the Company had established an allowance for loan losses totaling $3.7 million compared to $4.0 million at September 30, 2012. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2013 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, our regulators have the ability to order us to increase our allowance.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the consolidated statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  Although management believes the levels of the allowance at both March 31, 2013 and September 30, 2012 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Self-Insurance.  The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $60,000 per individual occurrence with an unlimited lifetime maximum.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process which may differ significantly from other methodologies and still produce an estimate in accordance with U.S. GAAP.  Although management believes it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.

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

RESULTS OF OPERATIONS

General.
Total revenue (interest income plus non-interest income) for the 2013 fiscal second quarter was $24.8 million compared to $37.1 million for the same quarter last year.  The revenue decrease in this quarter was largely attributable to a decrease in gain on sale of securities available for sale.

Total revenue for the six months ended March 31, 2013 was $47.9 million compared to $62.4 million in 2012, a decrease of $14.5 million, or 23%, due primarily to the aforementioned decrease in gain on sale of securities available for sale.

The Company recorded net income of $3.1 million, or 57 cents per diluted share, for the three months ended March 31, 2013 compared to net income of $10.0 million, or $3.10 per diluted share, for the same period in fiscal year 2012.  The primary change was due to a decrease of $11.1 million in a pre-tax gain on sale of securities available for sale.  See Note 4 to the Condensed Consolidated Financial Statements.

The Company recorded net income of $6.2 million, or $1.14 per diluted share, for the six months ended March 31, 2013 compared to $13.1 million, or $4.09 per diluted share, for the same period in fiscal year 2012.  Net earnings for the six month period ended March 31, 2013 were primarily impacted by a decrease of $10.5 million in a pre-tax gain on sale of securities available for sale.  See Note 4 to the Condensed Consolidated Financial Statements.

In addition to the decline in net income, earnings per diluted share was also affected by the issuance of approximately 640,000 shares and 1.6 million shares of common stock in May 2012 and September 2012, respectively.

The change in net income for the current period was affected by many factors within the general categories of net interest income, net interest income after provision for loan losses, total non-interest income, total non-interest expense, and income tax expense.  Those factors are discussed in more detail below.  In general, net interest income decreased from $9.4 million to $8.9 million for the three month period ended March 31, 2013 from the prior year comparable period.  Total non-interest income decreased from $26.8 million to $15.1 million for the three month period ended March 31, 2013 from the prior year comparable period, and total non-interest expense increased slightly from $20.2 million to $20.6 million during the same time periods.

Net Interest Income.  Net interest income for the fiscal 2013 second quarter decreased by $0.5 million, or 5.4%, to $8.9 million from $9.4 million for the same period in the prior fiscal year primarily due to a decrease in interest income, offset in part by a decrease in interest expense.  Net interest margin decreased to 2.41% for the second quarter of fiscal year 2013 as compared to 2.72% for the same period in fiscal year 2012.  Overall, asset yields declined by 37 basis points due primarily to a change in asset mix which included highly rated investment grade agency, corporate and municipal bonds.  Our government guaranteed mortgage-backed securities comprised 42% of average interest earning assets for the quarter ended March 31, 2013 compared to 60% one year ago.  The Company’s average interest-earning assets for the fiscal 2013 second quarter grew by $308.7 million, or 22.2%, to $1.7 billion, up from $1.4 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2013 second fiscal quarter increased $278.4 million, or 21%, to $1.63 billion from $1.35 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits, slightly offset by a decrease in more costly certificates of deposit of $21.8 million.  MPS average quarterly deposits for the 2013 second fiscal quarter increased $223.6 million, or 21%, from the same period last year.  This increase resulted almost entirely from growth in existing core prepaid card programs.  Overall, rates on all deposits and interest-bearing liabilities decreased by 7 basis points from 0.27% in the 2012 second fiscal quarter to 0.20% in the 2013 period.  At March 31, 2013, low- and no-cost checking deposits represented 93% of total deposits compared to 91% one year earlier.  The growth in deposits was driven by an increase of $118.5 million, or 9.6%, in deposits generated by MPS at March 31, 2013 as compared to one year earlier.

For the six months ended March 31, 2013, net interest income was $17.7 million compared to $18.1 million for the same period in the prior fiscal year.  Contributing to this decrease was a decline in asset yields of 49 basis points, in part, due to faster prepayment speeds in the Company’s mortgage-backed securities portfolio as compared to the prior fiscal year.  These were partially offset by a 46 basis point decrease in rates paid on interest-bearing liabilities and a 28% increase in earning assets.
The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Tax equivalent adjustments have been made in the yield on interest-earning assets and net interest margin.  Non-accruing loans have been included in the table as loans carrying a zero yield.

Three Months Ended March 31,		2013			2012
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$325,837	$3,735	4.65%	$324,400	$4,492	5.57%
Mortgage-backed securities	722,223	3,111	1.75%	837,996	5,198	2.49%
Other investments and fed funds sold	653,940	2,872	2.52%	230,932	609	1.06%
Total interest-earning assets	1,702,000	$9,718	2.60%	1,393,328	$10,299	2.97%
Non-interest-earning assets	82,278			56,911
Total assets	$1,784,278			$1,450,239

Non-interest bearing deposits	$1,304,480	$-	0.00%	$1,090,006	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,327	31	0.39%	34,117	66	0.78%
Savings	30,270	11	0.15%	12,390	10	0.32%
Money markets	40,714	25	0.25%	38,302	32	0.34%
Time deposits	83,069	217	1.06%	104,899	445	1.71%
FHLB advances	115,908	402	1.41%	47,887	203	1.70%
Other borrowings	18,904	127	2.72%	19,661	132	2.70%
Total interest-bearing liabilities	321,192	813	1.03%	257,256	888	1.39%
Total deposits and interest-bearing liabilities	1,625,672	$813	0.20%	1,347,262	$888	0.27%
Other non-interest bearing liabilities	14,355			21,348
Total liabilities	1,640,027			1,368,610
Stockholders' equity	144,251			81,629
Total liabilities and stockholders' equity	$1,784,278			$1,450,239
Net interest income and net interest rate spread including non-interest bearing deposits		$8,905	2.40%		$9,411	2.70%

Net interest margin			2.41%			2.72%

Six Months Ended March 31,		2013			2012
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$327,716	$7,862	4.81%	$322,423	$9,032	5.60%
Mortgage-backed securities	687,029	6,046	1.76%	745,259	9,985	2.68%
Other investments and fed funds sold	608,072	5,441	2.50%	198,614	897	0.90%
Total interest-earning assets	1,622,817	$19,349	2.66%	1,266,296	$19,914	3.15%
Non-interest-earning assets	77,905			60,908
Total assets	$1,700,722			$1,327,204

Non-interest bearing deposits	$1,203,651	$-	0.00%	$969,314	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,261	71	0.44%	33,357	145	0.87%
Savings	28,250	21	0.15%	11,961	18	0.30%
Money markets	40,250	53	0.26%	38,211	75	0.39%
Time deposits	89,963	564	1.26%	109,280	968	1.77%
FHLB advances	121,630	668	1.10%	45,010	403	1.79%
Other borrowings	21,976	269	2.45%	18,556	256	2.76%
Total interest-bearing liabilities	334,330	1,646	0.99%	256,375	1,865	1.45%
Total deposits and interest-bearing liabilities	1,537,981	$1,646	0.21%	1,225,689	$1,865	0.30%
Other non-interest bearing liabilities	17,518			20,339
Total liabilities	1,555,499			1,246,028
Shareholders' equity	145,223			81,176
Total liabilities and shareholders' equity	$1,700,722			$1,327,204
Net interest income and net interest rate spread including non-interest bearing deposits		$17,703	2.45%		$18,049	2.85%

Net interest margin			2.45%			2.85%

Provision for Loan Losses.  The Company recognized a negative provision for loan losses of $0.3 million in the second quarter of fiscal year 2013 compared to a provision for loan losses of $0.2 million in the second quarter of the prior fiscal year.  This was the result of the evaluation of the allowance for loan loss as explained in Note 3 to the Condensed Consolidated Financial Statements.

For the six months ended March 31, 2013, the Company recorded a negative provision of $0.3 million compared to a provision of $0.9 million for the same period in the prior fiscal year due to the aforementioned factors

Non-Interest Income.  Non-interest income for the quarter ended March 31, 2013 decreased by $11.7 million, or 44.0%, to $15.1 million from $26.8 million in the prior fiscal year second quarter.  The primary change was due to a decrease of $11.1 million in gain on sale of securities available for sale.  Fees earned on MPS-related programs decreased to $14.0 million for the second quarter of fiscal year 2013, compared to $15.7 million for the same quarter in fiscal year 2012 due to a temporary interruption at one MPS business partner. The re-implementation of the program began in late December 2012 and we do not expect the program will reach the same level that preceded the beginning of the interruption before the fiscal 2013 fourth quarter.

For the six months ended March 31, 2013, non-interest income decreased by $14.0 million, or 32.9%, to $28.5 million from $42.5 million for the same period in the prior fiscal year.  For the six months ended March 31, 2013 and 2012, the Bank sold mortgage-backed and investment securities resulting in a gain on sale of available for sale securities in the amount of $2.0 million and $12.4 million, respectively.  In addition, fees earned on MPS-related programs were $25.5 million for the six months ended March 31, 2013, compared to $29.6 million for the same period in fiscal year 2012.

Non-Interest Expense.  Non-interest expense increased slightly at $20.6 million for the second quarter of fiscal year 2013 as compared to $20.2 million for the same quarter in fiscal year 2012.  Non-interest expense decreased by $0.3 million, or 0.9%, to $38.7 million for the six months ended March 31, 2013 from $39.0 million for the same period in fiscal year 2012.

Compensation expense increased $1.0 million to $9.1 million for the three months ended March 31, 2013 as compared to $8.1 million for the same period in fiscal year 2012 due primarily to an 8% increase in overall staffing, primarily due to hiring in compliance and oversight-related areas.  Compensation expense increased $2.2 million to $17.4 million for the six months ended March 31, 2013 from $15.2 million for the same period in fiscal year 2012.

Legal and consulting expenses decreased $1.2 million to $0.8 million for the three months ended March 31, 2013 as compared to $2.0 million for the same period in fiscal year 2012.  For the six months ended March 31, 2013, legal and consulting expense totaled $1.8 million, compared to $3.3 million for the same period in the prior fiscal year.  These decreases are primarily due to a reduction in the use of outside specialists to assist in addressing matters relating to our regulatory examinations.

Impairment on assets held for sale increased $0.4 million during the three and six months ended March 31, 2013 due to an expected sale of a branch in the Central Iowa market.

Income Tax.  Income tax expense for the second quarter of fiscal year 2013 was $0.6 million, or an effective tax rate of 15.3%, compared to income tax expense of $5.8 million, or an effective tax rate of 36.8%, for the same period in the prior fiscal year.  The decrease in effective tax rate is mainly the result of an increase in the volume of tax exempt municipal bonds owned by the Company during fiscal year 2013.  To a lesser extent, the decrease is also the result of an increase in the purchase of additional bank-owned life insurance in late December 2012.

For the six months ended March 31, 2013, the Company recorded an income tax expense in the amount of $1.6 million, or an effective tax rate of 20.0%, compared to $7.5 million, or an effective tax rate of 36.6% for the same period in the prior fiscal year.  The change in effective tax rate for this time period was caused by the same reasons mentioned in the preceding paragraph.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2013, the Company had commitments to originate and purchase loans and unused lines of credit totaling $72.6 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.  At March 31, 2013, the Company had four commitments to purchase securities available for sale totaling $1.0 million.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank’s actual capital and required capital amounts and ratios at March 31, 2013 which, at that date, exceeded the minimum capital adequacy requirements.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
At March 31, 2013	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$147,624	8.51%	$26,033	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	147,624	8.51	69,421	4.00		86,776	5.00
Tier 1 (core) capital (to risk-weighted assets)	147,624	22.08	26,748	4.00		40,122	6.00
Total risk-based capital (to risk-weighted assets)	151,330	22.63	53,496	8.00		66,870	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At March 31, 2013, the Bank exceeded all requirements for the well capitalized category.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments.

The Company originates predominantly adjustable-rate loans and fixed-rate loans up to ten years.    As a result of its lending practices, the Company’s loan portfolio is relatively short in duration and yields respond quickly to the overall level of interest rates. Recently the Company has been originating and retaining in its loan portfolio residential mortgages with maturities of up to 30 years. The volume of this business has been low enough to not materially extend the duration of the loan portfolio as a whole.

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

Presented below, at March 31, 2013 and September 30, 2012, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points.  Down 100 basis points and down 200 basis points are not presented for March 31, 2013 and September 30, 2012 due to the extremely low rate environment.  At both March 31, 2013 and September 30, 2012, the Bank’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors.

March 31, 2013					September 30, 2012
			Estimated Increase					Estimated Increase
		Estimated	in NPV				Estimated	in NPV
Change in		NPV			Change in		NPV
Interest Rates		Amount	Amount	Percent	Interest Rates		Amount	Amount	Percent
			(Dollars in Thousands)					(Dollars in Thousands)
Basis Points					Basis Points
+200	bp	145,976	(25,436)	-14.84%	+200	bp	136,871	(10,121)	-6.89%
+100	bp	162,229	(9,183)	-5.36%	+100	bp	148,798	1,806	1.23%
-		171,412	-	-	-		146,992	-	-

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1.	Legal Proceedings – See “Legal Proceedings” of Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.
Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 and Quarterly report on Form 10-Q for the three months ended December 31, 2013. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures - Not Applicable

Item 5.	Other Information - None

Item 6.	Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: May 2, 2013	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date: May 2, 2013	By:	/s/ David W. Leedom
David W. Leedom, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document