Form 10-Q
period 2013-06-30
META FINANCIAL GROUP INC
filed 2013-08-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 2, 2013:
Common Stock, $.01 par value	5,966,780 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	June 30, 2013	September 30, 2012

Cash and cash equivalents	$26,499	$145,051
Investment securities available for sale	291,717	435,250
Mortgage-backed securities available for sale	619,281	681,442
Investment securities held to maturity	208,371	-
Mortgage-backed securities held to maturity	79,439	-
Loans receivable - net of allowance for loan losses of $3,670 at June 30, 2013 and $3,971 at September 30, 2012	339,162	326,981
Federal Home Loan Bank Stock, at cost	5,318	2,120
Accrued interest receivable	8,788	6,710
Insurance receivable	539	581
Premises, furniture, and equipment, net	17,803	17,738
Bank-owned life insurance	33,539	14,832
Foreclosed real estate and repossessed assets	45	838
Intangible assets	2,337	2,035
MPS accounts receivable	3,793	5,763
Assets held for sale	1,347	-
Other assets	21,960	9,557

Total assets	$1,659,938	$1,648,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,198,411	$1,181,299
Interest-bearing checking	31,611	33,094
Savings deposits	27,696	26,053
Money market deposits	41,158	38,585
Time certificates of deposit	117,001	100,763
Total deposits	1,415,877	1,379,794
Advances from Federal Home Loan Bank	7,000	11,000
Federal funds purchased	65,000	-
Securities sold under agreements to repurchase	13,125	26,400
Subordinated debentures	10,310	10,310
Accrued interest payable	274	177
Contingent liability	331	1,719
Accrued expenses and other liabilities	19,986	73,639
Total liabilities	1,531,903	1,503,039

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2013 and September 30, 2012, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 5,586,755 and 5,576,099 shares issued, 5,513,014 and 5,443,881 shares outstanding at June 30, 2013 and September 30, 2012, respectively	56	56
Additional paid-in capital	78,504	78,769
Retained earnings - substantially restricted	68,579	60,776
Accumulated other comprehensive income (loss)	(17,895)	8,513
Treasury stock, 73,741 and 132,218 common shares, at cost, at June 30, 2013 and
September 30, 2012, respectively	(1,209)	(2,255)
Total stockholders’ equity	128,035	145,859

Total liabilities and stockholders’ equity	$1,659,938	$1,648,898

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Interest and dividend income:
Loans receivable, including fees	$4,091	$4,615	$11,953	$13,647
Mortgage-backed securities	3,024	3,848	9,069	13,833
Other investments	2,710	686	8,151	1,583
	9,825	9,149	29,173	29,063
Interest expense:
Deposits	286	516	995	1,722
FHLB advances and other borrowings	380	341	1,317	1,000
	666	857	2,312	2,722

Net interest income	9,159	8,292	26,861	26,341

Provision (recovery) for loan losses	-	150	(300)	1,049

Net interest income after provision for loan losses	9,159	8,142	27,161	25,292

Non-interest income:
Card fees	12,547	12,232	38,043	41,836
Gain (loss) on sale of securities available for sale, net	525	(401)	2,501	12,030
Bank-owned life insurance income	289	131	707	389
Loan fees	188	358	690	977
Deposit fees	150	154	472	459
Gain (loss) on foreclosed real estate	39	1,135	(274)	170
Other income	(179)	97	(75)	308
Total non-interest income	13,559	13,706	42,064	56,169

Non-interest expense:
Compensation and benefits	8,524	8,236	25,917	23,469
Card processing expense	3,480	3,672	12,143	13,970
Occupancy and equipment expense	2,188	2,083	6,195	6,269
Legal and consulting expense	1,183	861	2,957	4,146
Data processing expense	299	294	910	847
Marketing	276	317	747	809
Impairment on assets held for sale	-	-	361	-
Other expense	2,074	2,608	7,457	7,565
Total non-interest expense	18,024	18,071	56,687	57,075

Income before income tax expense	4,694	3,777	12,538	24,386

Income tax expense	1,022	1,390	2,594	8,938

Net income	$3,672	$2,387	$9,944	$15,448

Earnings per common share:
Basic	$0.67	$0.67	$1.81	$4.66
Diluted	$0.66	$0.66	$1.80	$4.64

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Net income	$3,672	$2,387	$9,944	$15,448

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	(29,219)	5,440	(40,666)	7,449
Losses (gains) realized in net income	(525)	401	(2,501)	(12,030)
	(29,744)	5,841	(43,167)	(4,581)
Deferred income tax effect	(11,624)	2,234	(16,759)	(1,753)
Total other comprehensive income (loss)	(18,120)	3,607	(26,408)	(2,828)
Total comprehensive income (loss)	$(14,448)	$5,994	$(16,464)	$12,620

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended June 30, 2013 and 2012
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Cash dividends declared on common stock ($.39 per share)	-	-	(1,332)	-	-	(1,332)

Issuance of 640,000 common shares from the sales of equity securities	6	12,782	-	-	-	12,788

Issuance of 59,750 common shares from treasury stock due to issuance of restricted stock	-	50	-	-	969	1,019

Stock compensation	-	27	-	-	-	27

Change in net unrealized gains (losses) on securities available for sale	-	-	-	(2,828)	-	(2,828)

Net income	-	-	15,448	-	-	15,448

Balance, June 30, 2012	$40	$45,330	$59,610	$3,508	$(2,789)	$105,699

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Cash dividends declared on common stock ($0.13 per share)	-	-	(2,141)	-	-	(2,141)

Issuance of common shares from the sales of equity securities	-	(318)	-	-	-	(318)

Issuance of common shares from treasury stock due to exercise of stock options	-	(72)	-	-	1,046	974

Stock compensation	-	125	-	-	-	125

Net change in unrealized losses on on securities, net of income taxes	-	-	-	(26,408)	-	(26,408)

Net income	-	-	9,944	-	-	9,944

Balance, June 30, 2013	$56	$78,504	$68,579	$(17,895)	$(1,209)	$128,035

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$9,944	$15,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	15,850	13,876
Disbursement of non-real estate consumer loans originated for sale	-	(617,928)
Proceeds from sale of non-real estate consumer loans	-	617,806
Proceeds from sale of 1-4 family residential mortgage loans	-	368
Loss on sale of loans	-	7
Provision (recovery) for loan losses	(300)	1,049
(Gain) loss on other assets	67	(166)
Gain on sale of securities available for sale, net	(2,501)	(12,030)
Net change in accrued interest receivable	(2,078)	(1,732)
Impairment on assets held for sale	361	-
Net change in other assets	(22,435)	2,332
Net change in accrued interest payable	97	(7)
Net change in accrued expenses and other liabilities	(26,797)	(92)
Net cash provided by (used in) operating activities	(27,792)	18,931

Cash flows from investing activities:
Purchase of securities available for sale	(468,103)	(898,546)
Proceeds from sales of securities available for sale	182,156	386,859
Proceeds from maturities and principal repayments of securities available for sale	155,390	158,738
Purchase of securities held to maturity	(5,576)	-
Purchase of bank owned life insurance	(18,000)	-
Loans purchased	(10,446)	(6,320)
Net change in loans receivable	(1,435)	(16,560)
Proceeds from sales of foreclosed real estate	431	4,919
Federal Home Loan Bank stock purchases	(309,358)	(58,331)
Federal Home Loan Bank stock redemptions	306,160	60,948
Proceeds from the sale of premises and equipment	-	24
Purchase of premises and equipment	(4,427)	(3,554)
Other, net	-	1,754
Net cash provided by (used in) investing activities	(173,208)	(370,069)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	19,845	224,610
Net change in time deposits	16,238	(15,691)
Repayment of FHLB and other borrowings	(4,000)	-
Proceeds from federal funds purchased	65,000	-
Net change in securities sold under agreements to repurchase	(13,275)	19,259
Cash dividends paid	(2,141)	(1,332)
Proceeds from issuance of common shares, net of issuance costs	-	12,788
Stock compensation	125	27
Proceeds from issuance of common stock	656	1,019
Net cash provided by (used in) financing activities	82,448	240,680

Net change in cash and cash equivalents	(118,552)	(110,458)

Cash and cash equivalents at beginning of period	145,051	276,893
Cash and cash equivalents at end of period	$26,499	$166,435

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,763	$2,729
Income taxes	3,408	5,624

Supplemental schedule of non-cash investing activities:
Loans transferred to foreclosed real estate	$48	$3,040
Assets transferred to held for sale	1,708	-
Securities transferred from available for sale to held to maturity	282,195	-

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three - and nine - periods ended June 30, 2013, are not necessarily indicative of the results expected for the year ending September 30, 2013.

NOTE 2.	CREDIT DISCLOSURES

Loans are considered impaired if full principal or interest payments are not probable in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

The allowance for loan losses consists of specific, general, and unallocated components. The specific component relates to impaired loans. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers loans not considered impaired and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Loans receivable at June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013	September 30, 2012
	(Dollars in Thousands)

One to four family residential mortgage loans	$76,162	$49,134
Commercial and multi-family real estate loans	161,970	191,905
Agricultural real estate loans	28,567	19,861
Consumer loans	30,763	32,838
Commercial operating loans	15,819	16,452
Agricultural operating loans	29,941	20,981
Total Loans Receivable	343,222	331,171

Less:
Allowance for loan losses	(3,670)	(3,971)
Net deferred loan origination fees	(390)	(219)
Total Loans Receivable, Net	$339,162	$326,981

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and nine month periods ended June 30, 2013 and 2012 is as follows:

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended June 30, 2013

Allowance for loan losses:
Beginning balance	$265	$2,329	$1	$4	$25	$17	$1,065	$3,706
Provision (recovery) for loan losses	92	(563)	34	-	(47)	154	330	-
Loan charge offs	(25)	(128)	-	-	-	-	-	(153)
Recoveries	-	94	-	-	23	-	-	117
Ending balance	$332	$1,732	$35	$4	$1	$171	$1,395	$3,670

Nine Months Ended June 30, 2013

Allowance for loan losses:
Beginning balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971
Provision (recovery) for loan losses	164	(1,341)	34	-	(111)	171	783	(300)
Loan charge offs	(25)	(136)	-	-	-	-	-	(161)
Recoveries	-	96	-	1	63	-	-	160
Ending balance	$332	$1,732	$35	$4	$1	$171	$1,395	$3,670

Ending balance: individually evaluated for impairment	$25	$409	$-	$-	$-	$-	$-	$434
Ending balance: collectively evaluated for impairment	$307	$1,323	$35	$4	$1	$171	$1,395	$3,236

Loans:
Ending balance: individually evaluated for impairment	$618	$8,383	$-	$-	$53	$-	$-	$9,054
Ending balance: collectively evaluated for impairment	$75,544	$153,587	$28,567	$30,763	$15,766	$29,941	$-	$334,168

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended June 30, 2012

Allowance for loan losses:
Beginning balance	$147	$3,975	$-	$27	$37	$-	$576	$4,762
Provision (recovery) for loan losses	17	182	-	(12)	(1)	-	(36)	150
Loan charge offs	-	(502)	-	(4)	-	-	-	(506)
Recoveries	-	20	-	-	-	-	-	20
Ending balance	$164	$3,675	$-	$11	$36	$-	$540	$4,426

Nine Months Ended June 30, 2012

Allowance for loan losses:
Beginning balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926
Provision (recovery) for loan losses	1	1,322	-	(3)	(3)	(67)	(201)	1,049
Loan charge offs	(3)	(1,568)	-	(6)	-	-	-	(1,577)
Recoveries	1	20	-	4	3	-	-	28
Ending balance	$164	$3,675	$-	$11	$36	$-	$540	$4,426

Ending balance: individually evaluated for impairment	$4	$1,157	$-	$-	$2	$-	$-	$1,163
Ending balance: collectively evaluated for impairment	$160	$2,518	$-	$11	$34	$-	$540	$3,263

Loans:
Ending balance: individually evaluated for impairment	$78	$10,830	$-	$1	$78	$-	$-	$10,987
Ending balance: collectively evaluated for impairment	$43,895	$180,585	$20,572	$39,058	$14,945	$25,132	$-	$324,187

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

The asset classification of loans at June 30, 2013 and September 30, 2012, are as follows:

June 30, 2013

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$75,754	$141,253	$25,092	$30,763	$15,735	$24,219	$312,816
Watch	78	11,466	3,475	-	84	29	15,132
Special Mention	85	1,703	-	-	-	5,693	7,481
Substandard	245	7,548	-	-	-	-	7,793
Doubtful	-	-	-	-	-	-	-
	$76,162	$161,970	$28,567	$30,763	$15,819	$29,941	$343,222

September 30, 2012

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$48,566	$167,697	$19,783	$32,837	$16,036	$20,981	$305,900
Watch	228	12,932	78	-	-	-	13,238
Special Mention	15	3,730	-	-	399	-	4,144
Substandard	295	7,546	-	1	17	-	7,859
Doubtful	30	-	-	-	-	-	30
	$49,134	$191,905	$19,861	$32,838	$16,452	$20,981	$331,171

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

The Company discontinued four of its credit sponsorship lending programs by September 30, 2012. For the three and nine months ended June 30, 2012, these relationships provided approximately $0.8 and $2.6 million, respectively, in total revenue (interest income plus non-interest income) to the Company. There were no loans outstanding as of September 30, 2012 and June 30, 2013.

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

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result of this action, previously accrued interest income on the loan is reversed against current income. The loan will remain on non-accrual status until the loan has been brought current and demonstrated a period of satisfactory performance or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.

Past due loans at June 30, 2013 and September 30, 2012 are as follows:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$78	$-	$-	$78	$75,839	$245	$76,162
Commercial Real Estate and Multi-Family	-	-	-	-	161,408	562	161,970
Agricultural Real Estate	-	-	-	-	28,567	-	28,567
Consumer	13	10	19	42	30,721	-	30,763
Commercial Operating	84	-	-	84	15,726	9	15,819
Agricultural Operating	-	-	-	-	29,941	-	29,941
Total	$175	$10	$19	$204	$342,202	$816	$343,222

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$-	$-	$-	$-	$48,827	$307	$49,134
Commercial Real Estate and Multi-Family	-	-	-	-	190,482	1,423	191,905
Agricultural Real Estate	-	-	-	-	19,861	-	19,861
Consumer	21	16	63	100	32,738	-	32,838
Commercial Operating	-	-	-	-	16,434	18	16,452
Agricultural Operating	-	-	-	-	20,981	-	20,981
Total	$21	$16	$63	$100	$329,323	$1,748	$331,171

Impaired loans at June 30, 2013 and September 30, 2012 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
June 30, 2013

Loans without a specific valuation allowance
Residential 1-4 Family	$336	$336	$-
Commercial Real Estate and Multi-Family	6,150	6,150	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	53	67	-
Agricultural Operating	-	-	-
Total	$6,539	$6,553	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$282	$282	$25
Commercial Real Estate and Multi-Family	2,233	2,233	409
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$2,515	$2,515	$434

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2012

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-
Commercial Real Estate and Multi-Family	-	-	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$352	$393	$16
Commercial Real Estate and Multi-Family	8,815	12,707	346
Agricultural Real Estate	-	-	-
Consumer	1	1	-
Commercial Operating	17	32	1
Agricultural Operating	-	-	-
Total	$9,185	$13,133	$363
The following table provides the average recorded investment in impaired loans for the three and nine month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment

Residential 1-4 Family	$661	$77	$586	$116
Commercial Real Estate and Multi-Family	9,049	12,129	8,707	14,609
Agricultural Real Estate	-	-	-	-
Consumer	-	1	1	5
Commercial Operating	57	80	51	79
Agricultural Operating	-	-	-	-
Total	$9,767	$12,287	$9,345	$14,809

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three and nine month periods ended June 30, 2013 and two loans modified in a TDR during the three and nine month periods ended June 30, 2012:

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	1	$16	$16
Commercial Real Estate and Multi Family	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	1	1	1
Commercial Operating	-	-	-	-	-	-
Agricultural Operating	-	-	-	-	-	-
Total	-	$-	$-	2	$17	$17

	For the Nine Months Ended June 30, 2013			For the Nine Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	1	$16	$16
Commercial Real Estate and Multi-Family	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	1	1	1
Commercial Operating	-	-	-	-	-	-
Agricultural Operating	-	-	-	-	-	-
Total	-	$-	$-	2	$17	$17

As the following table shows, there were no TDR loans for which there was a payment default during the three and nine month periods ended June 30, 2013 and 2012, that had been modified during the 12-month period prior to the default:

During the Three Months Ended
	June 30, 2013		June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	-	$-
Commercial Real Estate and Multi Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	-	$-

During the Nine Months Ended
	June 30, 2013		June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	-	$-
Commercial Real Estate and Multi-Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	-	$-

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

At June 30, 2013, the Company’s allowance for loan losses was $3.7 million, a decrease of $0.3 million from $4.0 million at September 30, 2012. During the three months ended June 30, 2013, the Company did not record a provision for loan loss, as the Company’s analysis indicated the balance in the allowance for loan losses reflected probable losses in the loan portfolio.

During the nine months ended June 30, 2013, the Company recorded a negative provision for its Retail Bank division in the amount of $0.3 million due to decreases in the general reserves caused by decreases in the historical loss rates for commercial real estate and multi-family loans, compared to a provision in the amount of $1.0 million for the nine months ended June 30, 2012.

The Company’s total net charge-offs for the three and nine months ended June 30, 2013 were $36,000 and $1,000, respectively.

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

Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Allocated ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be issued; unallocated ESOP shares are not considered outstanding. All ESOP shares were allocated as of June 30, 2013 and September 30, 2012. Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2013 and 2012 is presented below.

Three Months Ended June 30,	2013	2012
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$3,672	$2,387

Basic EPS
Weighted average common shares outstanding	5,499,506	3,565,159
Less weighted average unallocated ESOP and nonvested shares	-	-
Weighted average common shares outstanding	5,499,506	3,565,159

Earnings Per Common Share
Basic	$0.67	$0.67

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	5,499,506	3,565,159
Add dilutive effect of assumed exercises of stock options, net of tax benefits	54,118	24,942
Weighted average common and dilutive potential common shares outstanding	5,553,624	3,590,101

Earnings Per Common Share
Diluted	$0.66	$0.66

Nine Months Ended June 30,	2013	2012
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$9,944	$15,448

Basic EPS
Weighted average common shares outstanding	5,484,060	3,313,636
Less weighted average unallocated ESOP and nonvested shares	-	-
Weighted average common shares outstanding	5,484,060	3,313,636

Earnings Per Common Share
Basic	$1.81	$4.66

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	5,484,060	3,313,636
Add dilutive effect of assumed exercises of stock options, net of tax benefits	41,560	14,720
Weighted average common and dilutive potential common shares outstanding	5,525,620	3,328,356

Earnings Per Common Share
Diluted	$1.80	$4.64

Stock options totaling 134,415 and 89,583 were not considered in computing diluted EPS for the three and nine months ended June 30, 2013, respectively, because they were not dilutive. Stock options totaling 267,602 and 329,561 were not considered in computing diluted EPS for the three and nine months ended June 30, 2012, respectively, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at June 30, 2013 and September 30, 2012 are presented below.

Available For Sale

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$52,892	$116	$(4,263)	$48,745
Obligations of states and political subdivisions	1,890		(168)	1,722
Non-bank qualified obligations of states and political subdivisions	256,303	-	(15,053)	241,250
Mortgage-backed securities	631,570	2,425	(14,714)	619,281
Total debt securities	$942,655	$2,541	$(34,198)	$910,998

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$67,615	$1,399	$(3,517)	$65,497
Asset backed securities	40,828	496	-	41,324
Agency securities	39,266	201	-	39,467
Small Business Administration securities	19,939	-	(25)	19,914
Obligations of states and political subdivisions	12,593	560	-	13,153
Non-bank qualified obligations of states and political subdivisions	254,789	1,487	(381)	255,895
Mortgage-backed securities	667,876	13,597	(31)	681,442
Total debt securities	$1,102,906	$17,740	$(3,954)	$1,116,692

Held to Maturity

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in Thousands)
Debt securities
Agency securities	$10,005	$-	$(280)	$9,725
Obligations of states and political subdivisions	19,088	-	(1,244)	17,844
Non-bank qualified obligations of states and political subdivisions	179,277	-	(12,366)	166,911
Mortgage-backed securities	79,439	-	(3,438)	76,001
Total debt securities	$287,809	$-	$(17,328)	$270,481

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
(Dollars in Thousands)
Debt securities
Agency securities	$-	$-	$-	$-
Obligations of states and political subdivisions	-	-	-	-
Non-bank qualified obligations of states and political subdivisions	-	-	-	-
Mortgage-backed securities	-	-	-	-
Total debt securities	$-	$-	$-	$-

Included in securities available for sale are trust preferred securities as follows:

At June 30, 2013

Issuer(1)	Amortized Cost	Fair Value	Unrealized (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,984	$4,050	$(934)	BBB-	Baa3
Huntington Capital Trust II SE	4,975	3,950	(1,025)	BB+	Baa3
PNC Capital Trust	4,959	4,100	(859)	BBB	Baa2
Wells Fargo (Corestates Capital) Trust	4,387	4,125	(262)	A-	A3
Total	$19,305	$16,225	$(3,080)

(1) Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2012

Issuer(1)	Amortized Cost	Fair Value	Unrealized (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,983	$3,817	$(1,166)	BBB-	Baa3
Huntington Capital Trust II SE	4,974	3,540	(1,434)	BB+	Baa3
PNC Capital Trust	4,956	4,107	(849)	BBB	Baa2
Total	$14,913	$11,464	$(3,449)

(1) Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2013 and September 30, 2012, are as follows:

Available For Sale

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$30,682	$(1,446)	$12,100	$(2,817)	$42,782	$(4,263)
Obligations of states and political subdivisions	1,722	(168)	-	-	1,722	(168)
Non-bank qualified obligations of states and political subdivisions	241,250	(15,053)	-	-	241,250	(15,053)
Mortgage-backed securities	423,395	(14,714)	-	-	423,395	(14,714)
Total debt securities	$697,049	$(31,381)	$12,100	$(2,817)	$709,149	$(34,198)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$14,396	$(3,517)	$14,396	$(3,517)
Small Business Administration securities	19,914	(25)	-	-	19,914	(25)
Non-bank qualified obligations of states and political subdivisions	55,569	(381)	-	-	55,569	(381)
Mortgage-backed securities	28,731	(31)	-	-	28,731	(31)
Total debt securities	$104,214	$(437)	$14,396	$(3,517)	$118,610	$(3,954)

Held to Maturity

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Agency securities	$9,725	$(280)	$-	$-	$9,725	$(280)
Obligations of states and political subdivisions	17,354	(1,244)	-	-	17,354	(1,244)
Non-bank qualified obligations of states and political subdivisions	166,911	(12,366)	-	-	166,911	(12,366)
Mortgage-backed securities	76,001	(3,438)	-	-	76,001	(3,438)
Total debt securities	$269,991	$(17,328)	$-	$-	$269,991	$(17,328)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
(Dollars in Thousands)
Debt securities
Agency securities	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	-	-	-	-	-	-
Non-bank qualified obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-
Total debt securities	$-	$-	$-	$-	$-	$-

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

At June 30, 2013, the investment portfolio included securities with current unrealized losses which have existed for longer than one year. All of these securities are considered to be acceptable credit risks. Because the declines in fair value were due to changes in market interest rates and other market factors, not in estimated cash flows, no other-than-temporary impairment was recorded at June 30, 2013. In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

Generally accepted accounting principles require that, at acquisition, an enterprise classify debt securities into one of three categories: available for sale (AFS), held to maturity (HTM) or trading. AFS securities are carried at fair value on the consolidated statement of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta Financial has no trading securities.

On May 6, 2013, the Company reclassified approximately $284.3 million from the AFS to the HTM category. The reclassification resulted in the recording of an unrealized gain of $2.1 million which has been segregated within AOCI and is being amortized off through maturity.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

At June 30, 2013 and September 30, 2012, the Company had outstanding commitments to originate and purchase loans and unused lines of credit totaling $133.8 million and $56.4 million, respectively. It is expected that outstanding loan commitments will be funded with existing liquid assets. At June 30, 2013, the Company had two commitments to purchase securities held to maturity totaling $4.7 million.

Legal Proceedings

The Bank was served on April 15, 2013, with a lawsuit captioned Inter National Bank v. NetSpend Corporation, MetaBank, BDO USA, LLP d/b/a BDO Seidman, Cause No. C-2084-12-I filed in the District Court of Hidalgo County, Texas. The Plaintiff’s Second Amended Original Petition and Application for Temporary Restraining Order and Temporary Injunction adds both MetaBank and BDO Seidman to the original causes of action against NetSpend. NetSpend acts as a prepaid card program manager and processor for both INB and MetaBank. According to the Petition, NetSpend has informed Inter National Bank (“INB”) that the depository accounts at INB for the NetSpend program supposedly contained $10.5 million less than they should. INB alleges that NetSpend has breached its fiduciary duty by making affirmative misrepresentations to INB about the safety and stability of the program, and by failing to timely disclose the nature and extent of any alleged shortfall in settlement of funds related to cardholder activity and the nature and extent of NetSpend’s systemic deficiencies in its accounting and settlement processing procedures. To the extent that an accounting reveals that there is an actual shortfall, INB alleges that MetaBank may be liable for portions or all of said sum due to the fact that funds have been transferred from INB to MetaBank, and thus MetaBank would have been unjustly enriched. The Bank intends to vigorously contest this matter. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

The Bank utilizes various third parties for, among other things, its processing needs, both with respect to standard Bank operations and with respect to its MPS division. MPS was notified in April 2008 by one of the processors that the processor’s computer system had been breached, which led to the unauthorized load and spending of funds from Bank-issued cards. The Bank believes the amount in question to be approximately $2.0 million. The processor and program manager both have agreements with the Bank to indemnify it for any losses as a result of such unauthorized activity, and the matter is reflected as such in its financial statements. The Bank made demand for payment and filed a demand for arbitration to recover the unauthorized loading and spending amounts and certain damages. The Bank has settled its claim with the program manager, and has received an arbitration award against the processor. That arbitration award was entered as a judgment in the State of South Dakota, which judgment was then transferred to the State of Florida for garnishment proceedings against the processor and its insurer. The Company recently settled the garnishment proceedings with the processor’s insurer, and this matter is now closed.

Soneet R. Kapila, as Chapter 11 Trustee for Louis J. Pearlman, Louis J. Pearlman Enterprises, Inc., and Transcontinental Aviation, Inc. v. First International Bank & Trust, et al, Adv. No.: 6-09-ap-00106-KSJ, filed in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division on March 20, 2009. This is a cause of action brought by the above-captioned Trustee to avoid and recover alleged fraudulent transfers related to loans made by First International Bank & Trust to the Debtors. First International Bank & Trust sold participations in the loans to multiple banks, including MetaBank. The action is brought by the Trustee pursuant to Bankruptcy Sections 544, 548, 550 of the Bankruptcy Code, as well as the Florida Uniform Fraudulent Transfer Act, Chapter 726 of Florida Statutes. The Company recently settled this matter with the Trustee, which settlement is pending approval of the court.

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

A summary of option activity for the nine months ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2012	389,358	$23.52	5.08	$1,199
Granted	-	-
Exercised	(23,627)	14.89
Forfeited or expired	(5,311)	35.06
Options outstanding, June 30, 2013	360,420	$23.92	4.30	$1,524

Options exercisable, June 30, 2013	357,670	$23.88	4.28	$1,524

A summary of nonvested share activity for the nine months ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2012	-	$-
Granted	8,900	24.20
Vested	(4,900)	23.00
Forfeited or expired	-	-
Nonvested shares outstanding, June 30, 2013	4,000	$25.67

At June 30, 2013, stock based compensation expense not yet recognized in income totaled $96,000 which is expected to be recognized over a weighted average remaining period of 1.16 years.

NOTE 8.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Retail Banking, a division of the Bank, operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where its offices are located. The second reportable segment, MPS, a division of the Bank, provides products and services to financial institutions and other businesses. These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, ACH origination services, gift card programs, rebate programs, travel programs and tax related programs. Other programs are in the process of development. The remaining grouping under the caption “All Others” consists of the operations of the Company and inter-segment eliminations. Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates. The following tables present segment data for the Company for the three and nine months ended June 30, 2013 and 2012, respectively.

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended June 30, 2013
Interest income	$6,112	$3,713	$-	$9,825
Interest expense	521	30	115	666
Net interest income (expense)	5,591	3,683	(115)	9,159
Provision (recovery) for loan losses	-	-	-	-
Non-interest income	1,262	12,297	-	13,559
Non-interest expense	4,415	13,359	250	18,024
Income (loss) before income tax expense (benefit)	2,438	2,621	(365)	4,694
Income tax expense (benefit)	519	636	(133)	1,022
Net income (loss)	$1,919	$1,985	$(232)	$3,672

Inter-segment revenue (expense)	$2,981	(2,981)	$-	$-
Total assets	340,517	1,316,786	2,635	1,659,938
Total deposits	236,724	1,179,856	(703)	1,415,877

	Retail Banking	Meta Payment Systems®	All Others	Total

Nine Months Ended June 30, 2013
Interest income	$18,130	$11,043	$-	$29,173
Interest expense	1,860	98	354	2,312
Net interest income (expense)	16,270	10,945	(354)	26,861
Provision (recovery) for loan losses	(300)	-	-	(300)
Non-interest income	4,362	37,702	-	42,064
Non-interest expense	14,782	41,118	787	56,687
Income (loss) before income tax expense (benefit)	6,150	7,529	(1,141)	12,538
Income tax expense (benefit)	1,367	1,649	(422)	2,594
Net income (loss)	$4,783	$5,880	$(719)	$9,944

Inter-segment revenue (expense)	$8,899	$(8,899)	$-	$-
Total assets	340,517	1,316,786	2,635	1,659,938
Total deposits	236,724	1,179,856	(703)	1,415,877

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended June 30, 2012
Interest income	$5,981	$3,168	$-	$9,149
Interest expense	670	64	123	857
Net interest income (expense)	5,311	3,104	(123)	8,292
Provision (recovery) for loan losses	150	-	-	150
Non-interest income	1,526	12,172	8	13,706
Non-interest expense	4,878	13,208	(15)	18,071
Income (loss) before tax	1,809	2,068	(100)	3,777
Income tax expense (benefit)	642	792	(44)	1,390
Net income (loss)	$1,167	$1,276	$(56)	$2,387

Inter-segment revenue (expense)	$2,846	$(2,846)	$-	$-
Total assets	321,727	1,205,016	1,939	1,528,682
Total deposits	212,713	1,139,229	(1,403)	1,350,539

	Retail Banking	Meta Payment Systems®	All Others	Total

Nine Months Ended June 30, 2012
Interest income	$19,629	$9,434	$-	$29,063
Interest expense	2,218	145	359	2,722
Net interest income (expense)	17,411	9,289	(359)	26,341
Provision (recovery) for loan losses	1,050	(1)	-	1,049
Non-interest income	14,477	41,667	25	56,169
Non-interest expense	15,031	41,911	133	57,075
Income (loss) before tax	15,807	9,046	(467)	24,386
Income tax expense (benefit)	5,798	3,330	(190)	8,938
Net income (loss)	$10,009	$5,716	$(277)	$15,448

Inter-segment revenue (expense)	$8,835	$(8,835)	$-	$-
Total assets	321,727	1,205,016	1,939	1,528,682
Total deposits	212,713	1,139,229	(1,403)	1,350,539

The following tables present gross profit data for MPS for the three and nine months ended June 30, 2013 and 2012.

Three Months Ended June 30,	2013	2012

Interest income	$3,713	$3,168
Interest expense	30	64
Net interest income	3,683	3,104

Provision (recovery) for loan losses	-	-
Non-interest income	12,297	12,172
Card processing expense	3,472	3,665
Gross Profit	12,508	11,611

Other non-interest expense	9,887	9,543

Income (loss) before income tax expense (benefit)	2,621	2,068
Income tax expense (benefit)	636	792
Net Income (Loss)	$1,985	$1,276

Nine Months Ended June 30,	2013	2012

Interest income	$11,043	$9,434
Interest expense	98	145
Net interest income	10,945	9,289

Provision (recovery) for loan losses	-	(1)
Non-interest income	37,702	41,667
Card processing expense	12,115	13,928
Gross Profit	36,532	37,029

Other non-interest expense	29,003	27,983

Income (loss) before income tax expense (benefit)	7,529	9,046
Income tax expense	1,649	3,330
Net Income	$5,880	$5,716

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

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

Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures. The ASU does not change current requirements for reporting net income or other comprehensive income. This ASU is effective prospectively for fiscal years beginning after December 15, 2012 and is not expected to affect the Company's consolidated financial statements, results of operations or cash flows.

NOTE 10.	FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system and requires disclosures about fair value measurement. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.

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

Securities Available for Sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. The Company had no Level 1 or Level 3 securities at June 30, 2013 or September 30, 2012. Level 2 securities include agency mortgage-backed securities, asset backed securities, callable agency securities, municipal bonds and corporate debt securities.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis at June 30, 2013 and September 30, 2012.

	Fair Value at June 30, 2013
	Available For Sale
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$48,745	$-	$48,745	$-
Obligations of states and political subdivisions	1,722	-	1,722	-
Non-bank qualified obligations of states and political subdivisions	241,250	-	241,250	-
Mortgage-backed securities	619,281	-	619,281	-
Securities available for sale	$910,998	$-	$910,998	$-

	Fair Value at September 30, 2012
	Available For Sale
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$65,497	$-	$65,497	$-
Asset backed securities	41,324	-	41,324	-
Agency securities	39,467	-	39,467	-
Small Business Administration securities	19,914	-	19,914	-
Obligations of states and political subdivisions	13,153	-	13,153	-
Non-bank qualified obligations of states and political subdivisions	255,895	-	255,895	-
Mortgage-backed securities	681,442	-	681,442	-
Securities available for sale	$1,116,692	$-	$1,116,692	$-

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

The following table summarizes the assets of the Company for which fair values are determined on a non-recurring basis at June 30, 2013 and September 30, 2012.

	Fair Value at June 30, 2013
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$257	$-	$-	$257
Commercial and multi-family real estate loans	1,824	-	-	1,824
Total Impaired Loans	2,081	-	-	2,081
Foreclosed Assets, net	45	-	-	45
Total	$2,126	$-	$-	$2,126

	Fair Value at September 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$336	$-	$-	$336
Commercial and multi-family real estate loans	8,469	-	-	8,469
Consumer loans	1	-	-	1
Commercial operating loans	16	-	-	16
Total Impaired Loans	8,822	-	-	8,822
Foreclosed Assets, net	838	-	-	838
Total	$9,660	$-	$-	$9,660

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input

Impaired Loans, net	$2,081	Market approach	Appraised values (1)
Foreclosed Assets, net	45	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at June 30, 2013 and September 30, 2012, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2013 and September 30, 2012. The information presented is subject to change over time based on a variety of factors.

	June 30, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$26,499	$26,499	$26,499	$-	$-
Securities available for sale	910,998	910,998	-	910,998	-
Securities held to maturity	287,810	270,481	-	270,481	-
Loans receivable:
One to four family residential mortgage loans	76,162	70,074	-	-	70,074
Commercial and multi-family real estate loans	161,970	169,303	-	-	169,303
Agricultural real estate loans	28,567	29,887	-	-	29,887
Consumer loans	30,763	31,275	-	-	31,275
Commercial operating loans	15,819	14,926	-	-	14,926
Agricultural operating loans	29,941	31,558	-	-	31,558
Total loans receivable	343,222	347,023	-	-	347,023

FHLB stock	5,318	5,318	-	5,318	-
Accrued interest receivable	8,788	8,788	8,788	-	-

Financial liabilities
Noninterest bearing demand deposits	1,198,411	1,198,411	1,198,411	-	-
Interest bearing demand deposits, savings, and money markets	100,465	100,465	100,465	-	-
Certificates of deposit	117,001	117,617	-	117,617	-
Total deposits	1,415,877	1,416,493	1,298,876	117,617	-

Advances from FHLB	7,000	9,262	-	9,262	-
Federal funds purchased	65,000	65,000		65,000
Securities sold under agreements to repurchase	13,125	13,125	-	13,125	-
Subordinated debentures	10,310	10,314	-	10,314	-
Accrued interest payable	274	274	274	-	-

	September 30, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$145,051	$145,051	$145,051	$-	$-
Securities available for sale	1,116,692	1,116,692	-	1,116,692	-
Loans receivable:
One to four family residential mortgage loans	49,134	49,936	-	-	49,936
Commercial and multi-family real estate loans	191,905	194,781	-	-	194,781
Agricultural real estate loans	19,861	21,033	-	-	21,033
Consumer loans	32,838	33,488	-	-	33,488
Commercial operating loans	16,452	15,396	-	-	15,396
Agricultural operating loans	20,981	22,714	-	-	22,714
Total loans receivable	331,171	337,348	-	-	337,348

FHLB stock	2,120	2,120	-	2,120	-
Accrued interest receivable	6,710	6,710	6,710	-	-

Financial liabilities
Noninterest bearing demand deposits	1,181,299	1,181,299	1,181,299	-	-
Interest bearing demand deposits, savings, and money markets	97,732	97,732	97,732	-	-
Certificates of deposit	100,763	101,701	-	101,701	-
Total deposits	1,379,794	1,380,732	1,279,031	101,701	-

Advances from FHLB	11,000	13,999	-	13,999	-
Securities sold under agreements to repurchase	26,400	26,400	-	26,400	-
Subordinated debentures	10,310	10,318	-	10,318	-
Accrued interest payable	177	177	177	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2013 and September 30, 2012.

CASH AND CASH EQUIVALENTS
The carrying amount of cash and short-term investments is assumed to approximate the fair value.

SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are recorded at their amortized cost basis. Fair values for investment securities are based on obtaining quoted prices on nationally recognized securities exchanges, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

LOANS RECEIVABLE
The fair value of loans is estimated using an entrance price concept. The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities. When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at June 30, 2013 and September 30, 2012. In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value for consideration of credit quality which approximates fair value adjustments for credit quality considerations.

Loans held for sale are carried at the lower of cost or fair market value. The carrying value of these loans approximate fair market value as they are generally sold at par within days of their origination. At June 30, 2013 and September 30, 2012 there were no loans held for sale.

FEDERAL HOME LOAN BANK (THE “FHLB”) STOCK
The fair value of such stock is assumed to approximate book value since the Company is only able to redeem this stock at par value.

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

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates at June 30, 2013 and September 30, 2012 for advances with similar terms and remaining maturities.

FEDERAL FUNDS PURCHASED
The carrying amount of federal funds purchased is assumed to approximate the fair value of such federal funds.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES
The carrying amount of securities sold under agreements to repurchase is assumed to approximate fair value. The fair value of subordinated debentures was estimated by discounting the expected future cash flows using derived interest rates approximating market as of June 30, 2013 and September 30, 2012 over the contractual maturity of such borrowings.

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

NOTE 11.	INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s intangible assets for the nine months ended June 30, 2013 and 2012 are as follows:

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2012	$2,026	$9	$2,035

Patent costs capitalized during the period	344	-	344

Amortization during the period	(33)	(9)	(42)

Balance as of June 30, 2013	$2,337	$-	$2,337

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2011	$1,315	$-	$1,315

Patent costs capitalized during the period	733	27	760

Amortization during the period	(11)	(11)	(22)

Write-offs during the period	(4)	-	(4)

Balance as of June 30, 2012	$2,033	$16	$2,049

At June 30, 2013, the Company had 32 patents which are amortizing.

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There was no impairment to intangible assets during the nine months ended June 30, 2013 and 2012.

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

Management has evaluated subsequent events. There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the quarter ended June 30, 2013.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company’s employees. The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; the scope of restrictions and compliance requirements imposed by the supervisory directives and/or the Consent Orders entered into by the Company and the Bank with the Office of Thrift Supervision (the functions of which were transferred to the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve) and any other such regulatory actions which may be initiated; the impact of changes in financial services’ laws and regulations, including but not limited to our relationship with our regulators, the OCC and the Federal Reserve; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk in general, including, but not limited to, those risks involving the MPS division; the growth of the Company’s business, as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at June 30, 2013, compared to September 30, 2012, and the consolidated results of operations for the three and nine months ended June 30, 2013 and 2012. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2012.

CORPORATE DEVELOPMENTS AND OVERVIEW

MPS 2013 fiscal third quarter net income was $2.0 million compared to net income of $1.3 million in the 2012 third quarter. This increase was primarily the result of an increase in interest income of $0.5 million and, to a lesser extent, an increase in non-interest income and a decrease in income tax expense, offset in part by an increase in non-interest expense. The average internal net interest yield MPS received for its deposits was 1.25% in the 2013 fiscal third quarter and 1.13% in the comparable 2012 period.

Retail Bank fiscal 2013 third quarter net income was $1.9 million compared to net income of $1.2 million in the 2012 third quarter. The increase was primarily attributable to a decrease in non-interest expense of $0.5 million, and, to a lesser extent, an increase in interest income and decreases in interest expense and income tax expense, offset in part by a decrease in non-interest income. Retail Bank checking balances continued to grow from $60.8 million at June 30, 2012 to $62.3 million, or 2.53%, at June 30, 2013.

The Company’s tangible book value per common share decreased by $3.62, or 13.7%, from $26.42 at September 30, 2012 to $22.80 per share at June 30, 2013 primarily due to losses in securities caused by market conditions.

At June 30, 2013, Non-Performing Assets decreased by $1.7 million to $0.9 million compared to $2.6 million at September 30, 2012.

We filed a shelf registration statement on Form S-3 (the “Shelf Registration”) which became effective with the Securities and Exchange Commission in June 2013. We expect to use the Shelf Registration to issue public equity or debt capital from time to time in the future. Pursuant to the Shelf Registration statement, we may issue and sell publicly debt securities, common stock, preferred stock, depositary shares, warrants and units, or any combination of such securities, from time to time in one or more offerings, up to an aggregate amount of $40 million.

We utilized the Shelf Registration for an “at the market offering” (“ATM Offering”) which may be utilized by us from time to time to sell up to $20 million of shares of our common stock. We commenced sales of common stock under the ATM Offering in June 2013 and we issued an aggregate of 10,656 shares of common stock through our ATM Offering during the quarter ended June 30, 2013. We utilized Sandler O’Neill + Partners, L.P., as our agent for the program. The shares were issued in June 2013 at an average price of $26.86 per share, and we raised proceeds, net of direct selling costs, of $278,000. The proceeds of the ATM Offering, all of which qualifies as Tier 1 capital for regulatory purposes (and also qualifies as common equity Tier 1 capital under the recently finalized Dodd-Frank and Basel III capital regulation), has been added to our general corporate funds and bolsters our regulatory capital ratios. In addition, subsequent to June 30, 2013, we issued an additional 496,698 shares of common stock through our ATM Offering. Those shares were issued at an average price of $27.58 per share of common stock, and we raised additional proceeds, net of direct selling costs, of $13.3 million. We are not currently selling shares through our ATM Offering, although we may resume doing so in the future. The remaining sales we have available under the ATM Offering is $6.0 million.

MPS is developing a number of new products for fiscal year 2014 which includes credit, income tax, and prepaid deposit products.

FINANCIAL CONDITION

At June 30, 2013, the Company’s assets grew by $11.0 million, or 0.7%, to $1.7 billion compared to $1.6 billion at September 30, 2012. The increase in assets was reflected primarily in increases in the Company’s mortgage-backed and investment securities and, to a lesser extent, in increases in the Company’s bank-owned life insurance (“BOLI”) and net loans receivable, offset in part by a decrease in cash and cash equivalents.

Total cash and cash equivalents were $26.5 million at June 30, 2013, a decrease of $118.6 million from $145.1 million at September 30, 2012. The decline primarily was the result of the Company’s investing its excess liquidity in mortgage-backed and investment securities. The Company maintains its cash equivalent investments in interest-bearing overnight deposits with the FHLB and the Federal Reserve Bank of Chicago (“FRBank”). Federal funds sold deposits may be maintained with the FHLB. At June 30, 2013, the Company did not have any federal funds sold.

The total of mortgage-backed securities and investment securities increased $82.1 million, or 7.4%, to $1.2 billion at June 30, 2013 as compared to September 30, 2012, as purchases exceeded investment maturities, sales, and principal paydowns. The Company’s portfolio of securities consists primarily of mortgage-backed securities (MBS), which have relatively short expected lives and non-bank qualified obligations of states and political subdivisions (NBQ) which mature in approximately 15 years or less. Of the total of $689.7 million of mortgage-backed securities, $619.3 million are classified as available for sale, and $79.4 million are classified as held to maturity. Of the total of $500.1 million of investment securities, $291.7 million are classified as available for sale and $208.4 million are classified as held to maturity. During the nine month period ended June 30, 2013, the Company purchased $223.4 million of mortgage-backed securities with estimated future maturities of five years or less (primarily due to anticipated prepayments) and stated maturities of 30 years or less and $250.7 million of investment securities available for sale.  On May 6, 2013, the Company reclassified approximately $284.3 million from the AFS to the HTM category. The reclassification resulted in the recording of an unrealized gain of $2.1 million which has been segregated within AOCI and is being amortized off through maturity.

The Bank’s portfolio of net loans receivable increased $12.1 million, or 3.7%, to $339.2 million at June 30, 2013 from $327.0 million at September 30, 2012. This increase primarily relates to a $27.0 million increase in residential mortgage loans, a $9.0 million increase in agricultural operating loans, and an $8.7 million increase in agricultural real estate loans, partially offset by a decrease of $29.9 million in commercial and multi-family real estate loans, $2.1 million in consumer loans, and $0.6 million in commercial operating loans.

The Company’s BOLI increased $18.7 million to $33.5 million at June 30, 2013 from $14.8 million at September 30, 2012. This increase was due to the Company’s purchases of additional bank-owned life insurance to take advantage of additional BOLI capacity allowed under regulatory guidelines along with generating additional tax-advantaged income. The BOLI also provides death benefits to the Bank against the loss of key executives and death benefits to the employee’s family equal to one times salary at the time of death.

Foreclosed real estate and repossessed assets decreased to $45,000 as compared to $0.8 million at September 30, 2012, primarily due to a sale of two properties in the residential mortgage and commercial and multi-family real estate loan category. These sales, after expenses, resulted in a loss of $0.4 million during the quarters ended, June 30, 2013 and December 31, 2012.

Assets held for sale at June 30, 2013 remained unchanged from March 31, 2013 at $1.3 million due to an expected sale of a branch in the Central Iowa market.

Total deposits increased $36.1 million, or 2.6%, at June 30, 2013 from September 30, 2012. Deposits attributable to MPS increased by $12.5 million, or 1.1%, at June 30, 2013, compared to September 30, 2012. Additionally, certificates of deposits increased by $16.2 million to $117.0 million primarily related to an increase in public funds on deposit. The average balance of total deposits and interest-bearing liabilities was $1.5 billion for the nine month period ended June 30, 2013 compared to $1.2 billion for the same period in the prior fiscal year.

Total borrowings increased $47.7 million from $47.7 million at September 30, 2012 to $95.4 million at June 30, 2013, primarily due to the increase of federal funds purchased.

At June 30, 2013, the Company’s stockholders’ equity totaled $128.0 million, a decrease of $17.9 million from $145.9 million at September 30, 2012 due primarily to a decrease in accumulated other comprehensive income caused by the impact of recent interest rate increases on the fair value of the Company’s securities portfolio. At June 30, 2013, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution. See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at June 30, 2013 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	June 30, 2013	September 30, 2012
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family (2)	$245	$307
Commercial & Multi Family (1) (2)	562	1,423
Commercial Operating (1) (2)	9	18
Total	816	1,748

Accruing Loans Delinquent 90 Days or More
Consumer	19	63
Total	19	63

Total Non-Performing Loans	835	1,811

Other Assets

Foreclosed Assets:
1-4 Family	45	9
Commercial & Multi Family	-	827
Commercial Business	-	2
Total	45	838

Total Other Assets	45	838

Total Non-Performing Assets	$880	$2,649
Total as a Percentage of Total Assets	0.05%	0.16%

(1)	At June 30, 2013, the Company had $322,000 of TDRs in Commercial & Multi Family and $9,000 of TDRs in Commercial Operating.
(2)	At September 30, 2012, the Company had $328,000 of TDRs in Commercial & Multi Family and $18,000 of TDRs in Commercial Operating.
In addition to the non-performing TDRs in (1) and (2), the Company had an additional $6.4 million TDRs performing in accordance with their terms at June 30, 2013 and September 30, 2012.

At June 30, 2013, non-performing loans totaled $0.8 million, representing 0.2% of total loans, compared to $1.8 million, or 0.6% of total loans at September 30, 2012.

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

On the basis of management’s review of its loans and other assets, at June 30, 2013, the Company had classified a total of $7.8 million of its assets as substandard, none as doubtful and none as loss. This compares to classifications at September 30, 2012 of $8.7 million as substandard, $30,000 as doubtful and none as loss. See Note 2 to the Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses. The economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers. Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience. It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate. Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate. Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets. Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience. Management believes that various levels of drought weather conditions within our markets have the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets. In addition, management believes the current economic environment may also negatively impact consumers’ repayment capacities.

At June 30, 2013, the Company had established an allowance for loan losses totaling $3.7 million compared to $4.0 million at September 30, 2012. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2013 reflects an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

Allowance for Loan Losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the consolidated statement of operations to change the allowance for loan losses if its assessment of the above factors were different. Although management believes the levels of the allowance at both June 30, 2013 and September 30, 2012 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

RESULTS OF OPERATIONS

General.
Total revenue (interest income plus non-interest income) for the 2013 fiscal third quarter was $23.4 million compared to $22.9 million for the same quarter last year. The revenue increase in this quarter was largely attributable to an increase in gain on sale of securities available for sale and to improved interest and dividend income, offset in part by a decline in other income.

Total revenue for the nine months ended June 30, 2013 was $71.2 million compared to $85.2 million in 2012, a decrease of $14.0 million, or 16.4%, due primarily to a decrease in gain on sale of securities available for sale.

The Company recorded net income of $3.7 million, or 66 cents per diluted share, for the three months ended June 30, 2013 compared to net income of $2.4 million, or 66 cents per diluted share, for the same period in fiscal year 2012. The increase in net income was primarily due to an increase of $1.2 million in investment securities portfolio interest income. See Note 5 to the Condensed Consolidated Financial Statements.

The Company recorded net income of $9.9 million, or $1.80 per diluted share, for the nine months ended June 30, 2013 compared to $15.4 million, or $4.64 per diluted share, for the same period in fiscal year 2012. Net earnings for the nine month period ended June 30, 2013 were primarily impacted by a decrease of $9.5 million in a pre-tax gain on sale of securities available for sale. See Note 5 to the Condensed Consolidated Financial Statements.

In addition to the decline in net income, earnings per diluted share for the nine months ended June 30, 2013 was also affected by the issuance of approximately 640,000 shares and 1.6 million shares of common stock in May 2012 and September 2012, respectively.

The change in net income for the current period was affected by many factors within the general categories of net interest income, net interest income after provision for loan losses, total non-interest income, total non-interest expense, and income tax expense. Those factors are discussed in more detail below. In general, net interest income increased from $8.3 million to $9.2 million for the three month period ended June 30, 2013 from the prior year comparable period. Total non-interest income decreased from $13.7 million to $13.6 million for the three month period ended June 30, 2013 from the prior year comparable period, and total non-interest expense decreased from $18.1 million to $18.0 million during the same time periods.

Net Interest Income. Net interest income for the fiscal 2013 third quarter increased by $0.9 million, or 10.5%, to $9.2 million from $8.3 million for the same period in the prior fiscal year primarily due to an increase in interest income and a decrease in interest expense. Net interest margin increased to 2.52% for the third quarter of fiscal year 2013 as compared to 2.40% for the same period in fiscal year 2012. Overall, asset yields increased by 3 basis points due primarily to a change in asset mix which included highly rated investment grade agency, corporate and municipal bonds. Net interest margin was also positively impacted by a 9 basis points decrease in the total cost of funds. This decrease was caused by a decrease in the cost of Time Deposits due to lower rates on CD renewals along with a decrease in the cost of FHLB Advances due to the prepayment of some term advances in January of 2013. Our government guaranteed mortgage-backed securities comprised 44.5% of average interest earning assets for the quarter ended June 30, 2013 compared to 60.0% one year ago. The Company’s average interest-earning assets for the fiscal 2013 third quarter grew by $265.3 million, or 19.1%, to $1.65 billion, up from $1.39 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2013 third fiscal quarter increased $244.5 million, or 18.4%, to $1.57 billion from $1.33 billion for the same quarter last year. This increase was generated primarily from an increase in MPS-related non-interest bearing deposits and advances from the Federal Home Loan Bank, slightly offset by a decrease in other borrowings and more costly certificates of deposit. MPS average quarterly deposits for the 2013 third fiscal quarter increased $127.2 million, or 12.2%, from the same period last year. This increase resulted almost entirely from growth in existing core prepaid card programs. Overall, rates on all deposits and interest-bearing liabilities decreased by 9 basis points from 0.26% in the 2012 third fiscal quarter to 0.17% in the 2013 period. At June 30, 2013, low- and no-cost checking deposits represented 89.8% of total deposits compared to 91.0% one year earlier. The growth in deposits was driven by an increase of $40.6 million, or 3.6%, in deposits generated by MPS at June 30, 2013 as compared to one year earlier.

For the nine months ended June 30, 2013, net interest income was $26.9 million compared to $26.3 million for the same period in the prior fiscal year. Contributing to this increase was a 52 basis point decrease in rates paid on interest-bearing liabilities and a 25% increase in earning assets, in part, due to faster prepayment speeds in the Company’s mortgage-backed securities portfolio as compared to the prior fiscal year. These were partially offset by a decline in asset yields of 30 basis points.

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments have been made in yield on interest bearing assets and net interest margin. Non-accruing loans have been included in the table as loans carrying a zero yield.

Three Months Ended June 30,		2013			2012
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$339,632	$4,091	4.83%	$331,588	$4,616	5.60%
Mortgage-backed securities	734,894	3,024	1.65%	836,003	3,847	1.85%
Other investments and fed funds sold	578,400	2,710	2.74%	220,024	686	1.25%
Total interest-earning assets	1,652,926	$9,825	2.68%	1,387,615	$9,149	2.65%
Non-interest-earning assets	80,280			62,405
Total assets	$1,733,206			$1,450,020

Non-interest bearing deposits	$1,189,436	$-	0.00%	$1,059,983	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,268	28	0.35%	34,227	60	0.71%
Savings	28,750	10	0.14%	22,235	10	0.18%
Money markets	40,778	24	0.24%	38,240	29	0.31%
Time deposits	95,337	224	0.94%	103,135	417	1.63%
FHLB advances	166,385	253	0.61%	39,433	192	1.96%
Other borrowings	19,283	127	2.64%	30,467	149	1.97%
Total interest-bearing liabilities	382,801	666	0.70%	267,737	857	1.29%
Total deposits and interest-bearing liabilities	1,572,237	$666	0.17%	1,327,720	$857	0.26%
Other non-interest bearing liabilities	13,969			22,713
Total liabilities	1,586,206			1,350,433
Stockholders' equity	147,000			99,587
Total liabilities and stockholders' equity	$1,733,206			$1,450,020
Net interest income and net interest rate spread including non-interest bearing deposits		$9,159	2.51%		$8,292	2.39%

Net interest margin			2.52%			2.40%

Nine Months Ended June 30,		2013			2012
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$331,688	$11,953	4.82%	$325,478	$13,647	5.60%
Mortgage-backed securities	702,984	9,069	1.72%	775,507	13,833	2.38%
Other investments and fed funds sold	598,181	8,151	2.58%	205,750	1,583	1.03%
Total interest-earning assets	1,632,853	$29,173	2.67%	1,306,735	$29,063	2.97%
Non-interest-earning assets	78,697			61,407
Total assets	$1,711,550			$1,368,142

Non-interest bearing deposits	$1,198,913	$-	0.00%	$999,537	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,264	99	0.41%	33,647	205	0.81%
Savings	28,416	31	0.15%	15,386	29	0.25%
Money markets	40,426	77	0.25%	38,221	104	0.36%
Time deposits	91,754	788	1.15%	107,231	1,384	1.72%
FHLB advances	136,548	921	0.90%	43,151	595	1.84%
Other borrowings	21,079	396	2.51%	22,526	405	2.40%
Total interest-bearing liabilities	350,487	2,312	0.88%	260,162	2,722	1.40%
Total deposits and interest-bearing liabilities	1,549,400	$2,312	0.20%	1,259,699	$2,722	0.29%
Other non-interest bearing liabilities	16,335			21,130
Total liabilities	1,565,735			1,280,829
Stockholders' equity	145,815			87,313
Total liabilities and stockholders' equity	$1,711,550			$1,368,142
Net interest income and net interest rate spread including non-interest bearing deposits		$26,861	2.47%		$26,341	2.68%

Net interest margin			2.48%			2.69%

Provision for Loan Losses. The Company did not have a provision for loan losses in the third quarter of fiscal year 2013 compared to a provision for loan losses of $0.2 million in the third quarter of the prior fiscal year. This was the result of the evaluation of the allowance for loan loss as explained in Note 3 to the Condensed Consolidated Financial Statements.

For the nine months ended June 30, 2013, the Company recorded a negative provision of $0.3 million compared to a provision of $1.1 million for the same period in the prior fiscal year due to the aforementioned factors.

Non-Interest Income. Non-interest income for the fiscal 2013 third quarter decreased by $0.1 million, or 1.1%, to $13.6 million from $13.7 million for the same period in the prior fiscal year. The primary change was due to a decrease of $1.1 million in gain on foreclosed real estate, partially offset by an increase of $0.9 million in gain on sale of securities available for sale. Fees earned on MPS‑related programs increased to $12.5 million for the third quarter of fiscal year 2013, compared to $12.3 million for the same period in fiscal year 2012 due to an overall increase in volume of existing Meta programs. The re-implementation of the program began in late December 2012, however, we do not expect the program will reach the same level that preceded the beginning of the interruption before the fiscal 2013 fourth quarter.

For the nine months ended June 30, 2013, non-interest income decreased by $14.1 million, or 25.1%, to $42.1 million from $56.2 million for the same period in the prior fiscal year. For the nine months ended June 30, 2013 and 2012, the Bank sold mortgage-backed and investment securities resulting in a gain on sale of available for sale securities in the amount of $2.5 million and $12.0 million, respectively. In addition, fees earned on MPS-related programs were $38.0 million for the nine months ended June 30, 2013, compared to $41.8 million for the same period in fiscal year 2012.

Non-Interest Expense. Non-interest expense decreased slightly to $18.0 million for the third quarter of fiscal year 2013 as compared to $18.1 million for the same period in fiscal year 2012. Non-interest expense decreased by $0.4 million, or 0.7%, to $56.7 million for the nine months ended June 30, 2013 from $57.1 million for the same period in fiscal year 2012.

Compensation expense increased $0.3 million to $8.5 million for the three months ended June 30, 2013 as compared to $8.2 million for the same period in fiscal year 2012 due primarily to an 8.0% increase in overall staffing. Compensation expense increased $2.4 million to $25.9 million for the nine months ended June 30, 2013 from $23.5 million for the same period in fiscal year 2012.

Legal and consulting expenses increased $0.3 million to $1.2 million for the three months ended June 30, 2013 as compared to $0.9 million for the same period in fiscal year 2012. This increase was primarily due to the settlement of a legal case during the quarter ended June 30, 2013. For the nine months ended June 30, 2013, legal and consulting expense totaled $3.0 million, compared to $4.2 million for the same period in the prior fiscal year. This decrease was primarily due to a reduction in the use of outside specialists to assist in addressing matters relating to our regulatory examinations.

Impairment on assets held for sale were $0.4 million during the nine months ended June 30, 2013 due to an expected sale of a branch in the Central Iowa market.

Income Tax. Income tax expense for the third quarter of fiscal year 2013 was $1.0 million, or an effective tax rate of 21.8%, compared to income tax expense of $1.4 million, or an effective tax rate of 36.8%, for the same period in the prior fiscal year. The decrease in effective tax rate is mainly the result of an increase in the volume of tax exempt municipal bonds owned by the Company during fiscal year 2013. To a lesser extent, the decrease is also a result of the purchase of additional bank-owned life insurance in late December 2012.

For the nine months ended June 30, 2013, the Company recorded an income tax expense in the amount of $2.6 million, or an effective tax rate of 20.7%, compared to $8.9 million, or an effective tax rate of 36.7% for the same period in the prior fiscal year. The change in effective tax rate for this time period was caused by the same reasons mentioned in the preceding paragraph.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2013, the Company had commitments to originate and purchase loans and unused lines of credit totaling $133.8 million. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. At June 30, 2013, the Company had two commitments to purchase securities held to maturity totaling $4.7 million.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth the Bank’s actual capital and required capital amounts and ratios at June 30, 2013 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At June 30, 2013	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$151,453	9.05%	$25,093	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	151,453	9.05	66,914	4.00		83,643	5.00
Tier 1 (core) capital (to risk-weighted assets)	151,453	22.10	27,412	4.00		41,118	6.00
Total risk-based capital (to risk-weighted assets)	155,123	22.64	54,824	8.00		68,530	10.00
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At June 30, 2013, the Bank exceeded all requirements for the well capitalized category.

On July 2, the Federal Reserve passed a final rule to implement higher capital requirements for banking organizations subject to its supervision, such as the Company. Shortly thereafter, the OCC followed the Federal Reserve with a final rule that is nearly identical for institutions subject to its jurisdiction, such as the Bank. In brief, the new rules require, among other things, a new category of required capital, common equity Tier 1 capital, and mandate that institutions such as the Company and the Bank achieve a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, by January 1, 2015, and further require the Company and the Bank to achieve a buffer of 2.5% by January 1, 2019. The rules also require the minimum Tier 1 capital to risk weighted assets ratio to increase from 4% to 6% by January 1, 2015, and further impose a minimum leverage (Tier 1 capital to average total consolidated assets) of 4%. Finally, the regulations generally revise upwards the required risk-based and leverage ratios required to achieve compliance with the prompt corrective action thresholds. The Company is evaluating the rules in light of the new requirements.

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

The Company has purchased NBQ securities over the past twelve months to diversify our overall investment securities portfolio. In addition, management believes the NBQ securities add value to our Company as we are able to leverage our overall low cost of funds and the TEFRA income tax disallowance which results in an enhanced tax equivalent yield(“TEY”) for this security as market rates increase.

The modified duration and weighted average life of the Company’s investments at June 30, 2013 and September 30, 2012 are as follows:

Available For Sale

June 30, 2013	Amortized Cost	Duration	Weighted Average Life
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$52,892	8.52	7.73
Agency securities	-	-	-
Obligations of states and political subdivisions	1,890	7.32	8.75
Non-bank qualified obligations of states and political subdivisions	256,303	8.11	9.45
Mortgage-backed securities	631,570	4.50	4.93
Total debt securities	$942,655	5.71	6.43

September 30, 2012	Amortized Cost	Duration	Weighted Average Life
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$67,615	7.59	8.57
Asset backed securities	40,828	11.54	12.63
Agency securities	39,266	0.49	0.49
Small Business Administration securities	19,939	6.22	6.80
Obligations of states and political subdivisions	12,593	7.91	9.29
Non-bank qualified obligations of states and political subdivisions	254,789	7.83	9.37
Mortgage-backed securities	667,876	3.90	4.28
Total debt securities	$1,102,906	5.25	5.98

Held to Maturity

June 30, 2013	Amortized Cost	Duration	Weighted Average Life
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	-	-
Agency securities	10,005	0.65	0.66
Obligations of states and political subdivisions	19,089	7.72	8.91
Non-bank qualified obligations of states and political subdivisions	179,277	7.79	9.22
Mortgage-backed securities	79,439	5.73	6.50
Total debt securities	$287,810	6.90	8.15

September 30, 2012	Amortized Cost	Duration	Weighted Average Life
(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	-	-
Asset backed securities	-	-	-
Agency securities	-	-	-
Small Business Administration securities	-	-	-
Obligations of states and political subdivisions	-	-	-
Non-bank qualified obligations of states and political subdivisions	-	-	-
Mortgage-backed securities	-	-	-
Total debt securities	$-	-	-

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

Presented below, at June 30, 2013 and September 30, 2012, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 200 basis points. Down 100 basis points and down 200 basis points are not presented for June 30, 2013 and September 30, 2012 due to the extremely low rate environment. At both June 30, 2013 and September 30, 2012, the Bank’s interest rate risk profile was within the interest sensitivity limits set by the Board of Directors.

June 30, 2013					September 30, 2012
			Estimated Increase					Estimated Increase
		Estimated	in NPV				Estimated	in NPV
Change in		NPV			Change in		NPV
Interest Rates		Amount	Amount	Percent	Interest Rates		Amount	Amount	Percent
			(Dollars in Thousands)					(Dollars in Thousands)
Basis Points					Basis Points
+200	bp	150,509	(39,908)	-20.96%	+200	bp	136,871	(10,121)	-6.89%
+100	bp	172,272	(18,145)	-9.53%	+100	bp	148,798	1,806	1.23%
Base		190,417	-	-	Base		146,992	-	-

The core interest rate risk utilized by the Company examines the balance sheet under increasing and decreasing interest rate scenarios. All rate changes are ramped over a 12-month horizon based upon a non-parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Starting balances in the model reflect actual balances on the “as of” date and are projected to remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from interest rate risk caused by growth in assets and liabilities.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1.	Legal Proceedings – See “Legal Proceedings” of Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 and Quarterly Reports on Form 10-Q for the three months ended December 31, 2013 and March 31, 2013 and on pages S-9 through S-35 in the our Prospectus Supplement dated June 7, 2013 and filed with the Securities and Exchange Commission on June 10, 2013, which are hereby incorporated by reference. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures - Not Applicable

Item 5.	Other Information - None

Item 6.	Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: August 6, 2013	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, President,
and Chief Executive Officer

Date: August 6, 2013	By:	/s/ David W. Leedom
David W. Leedom, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document