Form 10-K
period 2013-09-30
META FINANCIAL GROUP INC
filed 2013-12-16
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0‑22140.

META FINANCIAL GROUP, INC.
(Name of Registrant as specified in its charter)
Delaware	42‑1406262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5501 South Broadband Lane, Sioux Falls, SD	57108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (712) 732‑4117

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to be file reports pursuant Section 13 and Section 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒ NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller Reporting Company ☐

  Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☐ NO ☒

As of March 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Market as of such date, was $125.2 million.

As of December 9, 2013, there were outstanding 6,088,986 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 27, 2014.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning.  You should read statements that contain these words carefully because they discuss our future expectations or state other “forward‑looking” information.  These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by MetaBank™ (the “Bank”) or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company’s employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; the scope of restrictions and compliance requirements imposed by the supervisory directives and/or the Consent Orders entered into by the Company and the Bank with the Office of Thrift Supervision (the functions of which were transferred to the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve) and any other such regulatory actions which may be initiated; the impact of changes in financial services’ laws and regulations, including but not limited to our relationship with our regulators, the OCC and the Federal Reserve; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

The foregoing list of factors is not exclusive.  Additional discussions of factors affecting the Company’s business and prospects are contained in the Company’s periodic filings with the SEC.  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries.

Available Information

The Company’s website address is www.metabank.com.  The Company makes available, through a link with the SEC’s EDGAR database, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and beneficial ownership reports on Forms 3, 4, and 5. Investors are encouraged to access these reports and other information about our business on our website.  The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC. We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to Debra Thompson, Senior Executive Assistant, at the Company’s address.  Also posted on our website, among other things, are the charters of our committees of the Board of Directors as well as the Company’s and the Bank’s Codes of Ethics.

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

In addition to its community-oriented lending and deposit gathering activities, the Bank’s MPS division issues prepaid cards, designs innovative consumer credit products, sponsors ATMs into various debit networks, and offers other payment industry products and services.  Through its activities, MPS generates both fee income and low- and no-cost deposits for the Bank.  As noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K, MPS continues to expand and to play a very significant role in the Company’s financial performance.

The Company’s revenues are derived primarily from interest on commercial and residential mortgage loans, mortgage-backed securities and other investments, fees generated through the activities of MPS, consumer loans, agricultural operating loans, commercial operating loans, income from service charges, loan origination fees, and loan servicing fee income.

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

Market Areas

The Bank has four market areas and the MPS division:  Northwest Iowa (“NWI”), Brookings, Central Iowa (“CI”), and Sioux Empire (“SE”).  The Bank’s home office is located at 121 East Fifth Street in Storm Lake, Iowa.  NWI operates two offices in Storm Lake, Iowa.  Brookings operates one office in Brookings, South Dakota.  CI operates a total of five offices in Iowa:  Des Moines (3), West Des Moines (1) and Urbandale.  SE operates three offices and one administrative office in Sioux Falls, SD.  MPS, which offers prepaid cards and other payment industry products and services nationwide, operates out of Sioux Falls, South Dakota.  See “Meta Payment Systems® Division.”

The Bank has a total of eleven full-service branch offices, and one non-retail service branch in Memphis, Tennessee.

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

Des Moines, Iowa’s capital, is located in central Iowa and is the political, economic and cultural capital of the state.  Des Moines was ranked 1st in “The Best Places for Business and Careers” (Forbes.com, August 2013).  The Des Moines market area encompasses Polk County and surrounding counties.  The Bank’s Central Iowa main office is located in the heart of downtown Des Moines.  The Urbandale office is in a high growth area just off I-80 at the intersection of two major streets.  The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall.  The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area.  The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines.    The Des Moines metro area is a center of insurance, printing, finance, retail and wholesale trades as well as industry, providing a diverse economic base.  Major employers include Principal Life Insurance Company, Iowa Health – Des Moines, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., City of Des Moines, United Parcel Service, Nationwide Mutual Insurance Co., Pioneer Hi Bred International Inc., and Wells Fargo.  Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University, Grand View College, AIB College of Business, and Upper Iowa University.  The unemployment rate in the Des Moines metro area was 4.70% as of September 2013.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis.  The Sioux Falls market area encompasses Minnehaha and Lincoln counties.  The main branch is located at the high growth area of 57th and Western.  Other branches are located at 33rd and Minnesota and the intersection of 12th and Elmwood.  On Forbes’ August 2013 list of “The Best Small Places for Business and Careers,” Sioux Falls ranked No. 1 among the best small cities.  Major employers in the area include Sanford Health, Avera McKennan Hospital and Health system, John Morrell & Company, Citibank (South Dakota) NA, and Hy-Vee Food Stores.  Sioux Falls is home to Augustana College and The University of Sioux Falls.  The unemployment rate in Sioux Falls was 3.0% as of September 2013.

Several of the Company’s market areas are dependent on agriculture and agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets during this time period.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience. Management believes that various levels of drought weather conditions within our markets has the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the economic environment may also negatively impact consumers’ repayment capacities.

Lending Activities

General.  The Company originates both fixed-rate and adjustable-rate (“ARM”) residential mortgage loans in response to consumer demand.  At September 30, 2013, the Company had $322.6 million in fixed-rate loans, and $62.3 million in ARM loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K for further information on Asset/Liability Management.

In addition, the Company has more recently focused its lending activities on the origination of commercial and multi-family real estate loans, agricultural related loans and commercial operating loans. The Company also continues to originate one-to-four family mortgage loans and consumer loans.  The Company originates most of its loans in its primary market area.  At September 30, 2013, the Company’s net loan portfolio totaled $380.4 million, or 22.4% of the Company’s total assets, as compared to $327.0 million, or 19.8% at September 30, 2012.

Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan.  The Company has a loan committee consisting of senior lenders and Market Presidents, and is led by the Chief Lending Officer.  Loans in excess of certain amounts require approval by at least two members of the loan committee, a majority of the loan committee, or by the Company’s Board Loan Committee, which has responsibility for the overall supervision of the loan portfolio.  The Company may discontinue, adjust or create new lending programs to respond to competitive factors.

At September 30, 2013, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $16.6 million, net of participation.  The Company had 24 other lending relationships in excess of $3.8 million as of September 30, 2013.  At September 30, 2013, one of these loans totaling $0.8 million was classified as substandard.  See “Non-Performing Assets, Other Loans of Concern, and Classified Assets.”

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
1-4 Family	$82,287	21.4%	$49,134	14.8%	$34,128	10.7%	$40,454	10.9%	$48,506	12.2%
Commercial & Multi-Family	192,786	50.1%	191,905	58.0%	194,414	60.9%	204,820	55.1%	232,750	58.4%
Agricultural	29,552	7.7%	19,861	6.0%	20,320	6.4%	25,895	7.0%	26,755	6.7%
Total Real Estate Loans	304,625	79.2%	260,900	78.8%	248,862	78.0%	271,169	73.1%	308,011	77.3%

Other Loans:
Consumer Loans:
Home Equity	13,799	3.6%	13,299	4.0%	14,835	4.6%	16,897	4.5%	18,555	4.7%
Automobile	658	0.1%	792	0.2%	794	0.2%	737	0.2%	928	0.2%
Other (1)	15,857	4.1%	18,747	5.7%	18,769	5.9%	30,479	8.2%	16,516	4.1%
Total Consumer Loans	30,314	7.8%	32,838	9.9%	34,398	10.7%	48,113	13.0%	35,999	9.0%

Agricultural Operating	33,750	8.8%	20,981	6.3%	21,200	6.6%	32,528	8.8%	27,889	7.0%
Commercial Operating	16,264	4.2%	16,452	5.0%	14,955	4.7%	19,709	5.3%	26,869	6.7%

Total Other Loans	80,328	20.8%	70,271	21.2%	70,553	22.0%	100,350	26.9%	90,757	22.7%
Total Loans	384,953	100.0%	331,171	100.0%	319,415	100.0%	371,519	100.0%	398,768	100.0%

Less:
Deferred Fees and Discounts	595		219		79		240		166
Allowance for Loan Losses	3,930		3,971		4,926		5,234		6,993

Total Loans Receivable, Net	$380,428		$326,981		$314,410		$366,045		$391,609

(1)	Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.

	September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate:
1-4 Family	$75,477	19.6%	$44,045	13.3%	$30,410	9.5%	$34,513	9.3%	$42,310	10.6%
Commercial & Multi-Family	173,373	45.0%	162,552	49.1%	155,786	48.8%	163,843	44.0%	180,891	45.3%
Agricultural	22,433	5.8%	15,399	4.6%	16,416	5.1%	16,937	4.6%	17,317	4.4%
Total Fixed-Rate Real Estate Loans	271,283	70.5%	221,996	67.0%	202,612	63.4%	215,293	57.9%	240,518	60.3%
Consumer	20,129	5.2%	20,322	6.1%	15,494	4.9%	19,066	5.1%	17,398	4.4%
Agricultural Operating	23,137	6.0%	10,627	3.2%	12,570	3.9%	22,490	6.0%	15,752	3.9%
Commercial Operating	8,070	2.1%	6,818	2.1%	7,138	2.3%	11,147	3.1%	15,576	3.9%
Total Fixed-Rate Loans	322,619	83.8%	259,763	78.4%	237,814	74.5%	267,996	72.1%	289,244	72.5%

Adjustable Rate Loans:
Real Estate:
1-4 Family	6,810	1.8%	5,089	1.5%	3,718	1.2%	5,941	1.6%	6,196	1.6%
Commercial & Multi-Family	19,413	5.0%	29,353	8.9%	38,628	12.1%	40,977	11.0%	51,859	13.0%
Agricultural	7,119	1.9%	4,462	1.4%	3,904	1.2%	8,958	2.5%	9,438	2.4%
Total Adjustable Real Estate Loans	33,342	8.8%	38,904	11.8%	46,250	14.5%	55,876	15.1%	67,493	17.0%
Consumer	10,185	2.6%	12,516	3.8%	18,904	5.9%	29,047	7.8%	18,601	4.7%
Agricultural Operating	10,613	2.8%	10,354	3.1%	8,630	2.7%	10,038	2.7%	12,137	3.0%
Commercial Operating	8,194	2.1%	9,634	2.9%	7,817	2.4%	8,562	2.3%	11,293	2.8%
Total Adjustable Loans	62,334	16.2%	71,408	21.6%	81,601	25.5%	103,523	27.9%	109,524	27.5%
Total Loans	384,953	100.0%	331,171	100.0%	319,415	100.0%	371,519	100.0%	398,768	100.0%

Less:
Deferred Fees and Discounts	595		219		79		240		166
Allowance for Loan Losses	3,930		3,971		4,926		5,234		6,993

Total Loans Receivable, Net	$380,428		$326,981		$314,410		$366,045		$391,609

The following table illustrates the maturity analysis of the Company’s loan portfolio at September 30, 2013.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third party sources.

	Real Estate (1)		Consumer		Commercial Operating		Agricultural Operating		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During Years
Ending September 30,

Due in one year or less (2)	$20,281	6.75%	$14,130	0.68%	$4,577	4.25%	$23,872	4.56%	$62,860	4.37%
Due after one year through five years	139,390	4.73%	13,727	4.93%	10,960	4.65%	7,373	4.14%	171,450	4.71%
Due after five years	144,954	4.29%	2,457	5.57%	727	4.44%	2,505	4.52%	150,643	4.31%
Total	$304,625		$30,314		$16,264		$33,750		$384,953

(1)	Includes one-to-four family, multi-family, commercial and agricultural real estate loans.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  At September 30, 2013, the Company’s one- to four-family residential mortgage loan portfolio totaled $82.3 million, or 21.4% of the Company’s total loans.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2013, the average outstanding principal balance of a one- to four-family residential mortgage loan was approximately $118,000.  At September 30, 2013, $0.2 million, or 0.3% of the Company’s one- to four- family residential mortgage loans, were non-performing.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction.  During the year ended September 30, 2013, the Company originated $2.4 million of ARM loans and $44.4 million of fixed-rate loans secured by one- to four-family residential real estate.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30-years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan‑to‑value level, unless the loan is insured by the Federal Housing Administration, guaranteed by Veterans Affairs or guaranteed by the Rural Housing Administration.  Residential loans generally do not include prepayment penalties.

The Company currently offers one, three, five, seven and ten year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as the Company’s cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed-rate residential loans.  The current low mortgage interest rate environment makes ARM loans relatively unattractive and very few are originated.

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

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and, in order to supplement its loan portfolio, has purchased whole loan and participation interests in loans from other financial institutions.  At September 30, 2013, the Company’s commercial and multi-family real estate loan portfolio totaled $192.8 million, or 50.1% of the Company’s total loans.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  The Company purchased $4.7 million, $7.7 million and $5.5 million, of such loans during fiscal 2013, 2012 and 2011, respectively.  At September 30, 2013, $0.4, or 0.2% of the Company’s commercial and multi‑family real estate loans, were non-performing.  See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

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

At September 30, 2013, the Company’s largest commercial and multi-family real estate loan was a $16.6 million loan secured by real estate.  At September 30, 2013, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $763,000.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  At September 30, 2013, the Bank’s nonresidential real estate loans totaled 104% of risk-based capital.

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm related products.  At September 30, 2013, the Company had agricultural real estate loans secured by farmland of $29.6 million or 7.7% of the Company’s total loans.  At the same date, $33.8 million, or 8.8% of the Company’s total loans, consisted of secured loans related to agricultural operations.  Agricultural related lending constituted 16.4% of total loans.

Agricultural operating loans are originated at either an adjustable or fixed-rate of interest for up to a one year term or, in the case of livestock, upon sale.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year.  Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.  At September 30, 2013, the average outstanding principal balance of an agricultural operating loan held by the Company was $168,000.  At September 30, 2013, none of the Company’s agricultural operating loans were non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first five to ten years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of 20 to 25 years.  Fixed-rate agricultural real estate loans generally have terms up to ten years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.  At September 30, 2013, none of the Company’s agricultural real estate loans were non-performing.

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

Consumer Lending.  The Company, through the auspices of its “Retail Bank” (generally referring to the Company’s operations in our four market areas discussed above), originates a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.  At September 30, 2013, the Retail Bank’s consumer loan portfolio totaled $16.3 million, or 4.2% of its total loans.  Of the consumer loan portfolio at September 30, 2013, $8.8 million were short- and intermediate-term, fixed-rate loans, while $7.6 million were adjustable-rate loans.

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

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2013, none of the Bank’s consumer loans were non-performing.

Consumer Lending - MPS.  MPS has a loan committee consisting of members of Executive Management.  This committee, known as the MPS Credit Committee, is charged with monitoring, evaluating, and reporting portfolio performance and the overall credit risk posed by its credit products. All proposed credit programs must first be reviewed and approved by the committee before such programs are presented to the Bank’s Board of Directors for approval.  The Board of Directors of the Bank is ultimately responsible for final approval of any credit program and, under the terms of a Consent Order, must seek prior permission from the Bank’s primary federal regulator to originate new credit programs.  For a summary of the Consent Orders and related matters; see “Regulation - Bank Supervision and Regulation – Consent Orders and Related Matters.”

At September 30, 2013, the Bank’s MPS consumer loan portfolio totaled $14.0 million, or 3.6% of total loans.  Of the MPS consumer loan portfolio at September 30, 2013, $11.3 million were short- and intermediate-term, fixed-rate loans, while $2.6 million were adjustable-rate loans.

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

MPS has strived to offer consumers innovative payment products, including credit products.  Most credit products have fallen into the category of portfolio lending.  MPS continues to work on new alternative portfolio lending products striving to serve its core customer base and provide unique and innovative lending solutions to the unbanked and under-banked segment.  This effort has been supported by recent enhancements to the MPS Credit Policy for Portfolio Lending Programs.  See “Regulation - Bank Supervision and Regulation - Consent Orders and Related Matters.”

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

The MPS Credit Committee monitors and identifies the credit concentrations and evaluates the specific nature of each concentration to determine the potential risk to the Bank.  An evaluation includes the following:

•	A recommendation regarding additional controls needed to mitigate the concentration exposure.

•	A limitation or cap placed on the size of the concentration.

•	The potential necessity for increased capital and/or credit reserves to cover the increased risk caused by the concentration(s).

•	A strategy to reduce to acceptable levels those concentration(s) that are determined to create undue risk to the Bank.

Pursuant to the terms of its Consent Order, the Bank adopted a new concentration policy including enhanced risk analysis, monitoring and management for its respective concentration limits.

Commercial Operating Lending.  The Company also originates commercial operating loans.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.  At September 30, 2013, $16.3 million, or 4.2% of the Company’s total loans, was comprised of commercial operating loans.

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.  The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan.  The Company’s commercial operating lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s current credit analysis.  Nonetheless, such loans are believed to carry higher credit risk than more traditional lending activities.

The largest commercial operating exposure outstanding at September 30, 2013 was $8.4 million in loan relationships secured by business assets of the borrower.  The next largest commercial operating exposure outstanding at September 30, 2013 was $7.4 million in loan relationships secured by assets of the borrower.  At September 30, 2013, the average outstanding principal balance of a commercial operating loan held by the Company was approximately $91,000.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial operating loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial operating loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At September 30, 2013, $7,000, or 0.1%, of the Company’s commercial operating loans were non-performing.

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

The Company, from time to time, sells whole loans and loan participations, generally without recourse.  At September 30, 2013, there were no loans outstanding sold with recourse.  When loans are sold, the Company sometimes retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $17.3 million at September 30, 2013, of which $7.4 million were sold to Fannie Mae and $9.9 million were sold to others.

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

	Years Ended September 30,
	2013	2012	2011
	(Dollars in Thousands)

Originations by Type:
Adjustable Rate:
1-4 Family Real Estate	$2,378	$5,244	$4,793
Commercial and Multi-Family Real Estate	3,983	12,410	3,169
Agricultural Real Estate	3,858	2,503	2,242
Consumer	1	2,360	6,219
Commercial Operating	2,690	29,185	22,492
Agricultural Operating	8,579	40,085	31,318
Total Adjustable Rate	21,489	91,787	70,233

Fixed Rate:
1-4 Family Real Estate	44,382	41,397	33,563
Commercial and Multi-Family Real Estate	55,868	67,461	28,282
Agricultural Real Estate	12,442	2,705	9,158
Consumer	674	779,233	969,203
Commercial Operating	4,219	6,493	3,444
Agricultural Operating	15,358	39,286	49,883
Total Fixed-Rate	132,943	936,575	1,093,533
Total Loans Originated	154,432	1,028,362	1,163,766

Purchases:
Commercial and Multi-Family Real Estate	4,699	7,697	5,523
Agricultural Real Estate	-	-	61
Commercial Operating	-	-	-
Agricultural Operating	-	-	236
Total Loans Purchased	4,699	7,697	5,820

Sales and Repayments:
Sales:
1-4 Family Real Estate	-	-	3,439
Commercial and Multi-Family Real Estate	7,140	-	-
Consumer	12,782	638,025	894,605
Total Loan Sales	19,922	638,025	898,044

Repayments:
Loan Principal Repayments	85,426	386,278	324,128
Total Principal Repayments	85,426	386,278	324,128
Total Reductions	105,348	1,024,303	1,222,172

Increase in Other Items, Net	(336)	815	951
Net Increase (decrease)	$53,447	$12,571	$(51,635)

At September 30, 2013, approximately $13.0 million, or 3.4%, of the Company’s loan portfolio consisted of purchased loans.  The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse effects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

At September 30, 2013, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows:  1% each in Oregon, North Dakota, and South Dakota and the remaining 1% among seven other states.

During the fiscal year ended September 30, 2012, the Company no longer participated in sponsorship loan programs, thus reducing consumer loan originations.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at September 30, 2013.

				Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
			Percent			Percent			Percent
			of			of			of
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
				(Dollars in Thousands)
Real Estate:
1-4 Family	3	$53	3.9%	-	$-	0.0%	1	$245	67.1%
Commercial & Multi-Family	1	102	7.6%	-	-	0.0%	1	107	29.3%
Agricultural Real Estate	1	1,169	86.4%	-	-	0.0%	-	-	0.0%
Consumer	2	29	2.1%	1	21	100.0%	1	13	3.6%
Agricultural Operating	-	-	0.0%	-	-	0.0%	-	-	0.0%
Commercial Operating	-	-	0.0%	-	-	0.0%	-	-	0.0%
Total	7	$1,353	100.0%	1	$21	100.0%	3	$365	100.0%

Delinquencies 90 days and over constituted 0.1% of total loans and less than 0.1% of total assets.

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income.  The loan will remain on a non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance.

The table below sets forth the amounts and categories of the Company’s non-performing assets.

	At September 30,
	2013	2012	2011	2010	2009
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family	$245	$307	$85	$39	$266
Commercial & Multi-Family	427	1,423	13,025	4,137	11,512
Agricultural Real Estate	-	-	-	2,650	-
Consumer	-	-	-	-	-
Agricultural Operating	-	-	-	400	-
Commercial Operating	7	18	30	241	871
Total	679	1,748	13,140	7,467	12,649

Accruing Loans Delinquent 90 Days or More:
1-4 Family	-	-	-	404	-
Commercial & Multi-Family	-	-	-	257	-
Consumer	13	63	24	124	-
Commercial Operating	-	-	-	-	-
Total	13	63	24	785	-

Restructured Loans:
1-4 Family	-	-	42	-	-
Agricultural Operating	-	-	-	-	-
Total	-	-	42	-	-

Total Non-Performing Loans	692	1,811	13,206	8,252	12,649

Other Assets

Non-Accruing Investments:
Trust Preferred Securities	-	-	-	150	-
Total	-	-	-	150	-

Foreclosed Assets:
1-4 Family	-	9	451	143	-
Commercial & Multi-Family	116	827	181	606	957
Agricultural Real Estate	-	-	2,020	-	-
Commercial Operating	-	2	19	546	1,096
Total	116	838	2,671	1,295	2,053

Total Other Assets	116	838	2,671	1,445	2,053

Total Non-Performing Assets	$808	$2,649	$15,877	$9,697	$14,702
Total as a Percentage of Total Assets	0.05%	0.16%	1.24%	0.94%	1.76%

For the year ended September 30, 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $38,000, of which none was included in interest income.

Non-Accruing Loans.  At September 30, 2013, the Company had $0.7 million in non-accruing loans, which constituted 0.2% of the Company’s gross loan portfolio, or less than 0.1% of total assets.  At September 30, 2012, the Company had $1.7 million in non-accruing loans which constituted 0.5% of its gross loan portfolio, or 0.1% of total assets.  The fiscal 2013 decrease in non-performing loans relates to a decrease in non-accruing loans in the commercial and multifamily category from $1.4 million to $0.4 million.  There is one commercial and multi-family loan in non-accrual status at September 30, 2013.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2013, the Company had $13,000 in accruing loans delinquent 90 days or more.

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

On the basis of management’s review of its classified assets, at September 30, 2013, the Company had classified loans of $7.6 million as substandard, none as doubtful or loss, and $116,000 of real estate owned or other foreclosed assets.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management believes that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of drought weather conditions within our markets have the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the continuing low growth environment may also negatively impact consumers’ repayment capacities.

The allowance for loan losses established by MPS results from an estimation process that evaluates relevant characteristics of its credit portfolio(s).  MPS also considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses.  Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process.  The methodology to determine the allowance for loan losses for each program is not identical.  Each program may have differing attributes including such factors as levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics, and other factors.  Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program.  Each program is evaluated separately.  The increased charge-offs in fiscal 2010 for MPS credit resulted primarily from borrowers in a pre-season tax-related program that peaked in January 2010.  Management pro-actively established a provision for loan losses for these loans during the tax pre-season offering period.  The majority of the charge-offs for these pre-season tax loans were recorded in the third quarter of fiscal 2010.  A reduction in charge-offs in the MPS loan portfolio during fiscal 2013 and 2012 is due to the discontinuance of iAdvance and tax-related loan programs in October 2010.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2013 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by its bank regulator, the OCC, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Balance at Beginning of Period	$3,971	$4,926	$5,234	$6,993	$5,732

Charge Offs:
1-4 Family	(25)	(3)	(229)	(185)	(28)
Commercial & Multi-Family	(194)	(2,094)	(61)	(6,979)	(2,052)
Consumer	(1)	(6)	(774)	(12,139)	(8,168)
Commercial Operating	-	-	(43)	(102)	(7,685)
Agricultural Operating	-	-	-	-	(151)
Total Charge Offs	(220)	(2,103)	(1,107)	(19,405)	(18,084)
Recoveries:
1-4 Family	2	1	-	1	465
Commercial & Multi-Family	113	40	102	-	-
Consumer	1	4	419	1,242	90
Commercial Operating	63	4	-	402	39
Agricultural Operating	-	50	-	210	38
Total Recoveries	179	99	521	1,855	632

Net Charge Offs	(41)	(2,004)	(586)	(17,550)	(17,452)
Provision Charged to Expense	-	1,049	278	15,791	18,713
Balance at End of Period	$3,930	$3,971	$4,926	$5,234	$6,993

Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	0.01%	0.61%	0.17%	4.36%	4.12%

Ratio of Net Charge Offs During the Period to Non-Performing Assets at Year End	5.07%	75.65%	3.69%	180.98%	118.70%

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
			(Dollars in Thousands)

One-to-Four Family Real Estate	$333	21.4%	$193	14.8%	$165	10.7%	$50	11.0%	$59	12.2%
Commercial & Multi-Family Real Estate	1,937	50.1%	3,113	58.0%	3,901	60.9%	3,053	55.1%	4,231	58.3%
Agricultural Real Estate	112	7.6%	1	6.0%	-	6.3%	111	7.0%	111	6.7%
Consumer	74	7.9%	3	9.9%	16	10.8%	738	12.9%	243	9.0%
Agricultural Operating	267	8.8%	-	6.3%	67	6.6%	125	8.7%	569	7.0%
Commercial Operating	49	4.2%	49	5.0%	36	4.7%	131	5.3%	792	6.8%
Unallocated	1,158	-	612	-	741	-	1,026	-	988	-
Total	$3,930	100.0%	$3,971	100.0%	$4,926	100.0%	$5,234	100.0%	$6,993	100.0%

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

On May 6, 2013, the Company reclassified approximately $284.3 million from the available-for-sale to the held-to-maturity category.  The reclassification resulted in the recording of an unrealized gain of $2.1 million which has been segregated within accumulated other comprehensive income and is being amortized through maturity.  For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 3 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As of September 30, 2013, investment and mortgage-backed securities with fair values of approximately $409.6 million and $145.3 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances and Federal Reserve Bank (“FRB”) advances, respectively.  For additional information regarding the Company’s collateralization of borrowings, see Notes 8 and 9 to the “Notes to Consolidated Financial Statement,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Securities.  It is the Company’s general policy to purchase investment securities which are U.S. Government securities, U.S. government agency and instrumentality securities, state and local government obligations, commercial paper, corporate debt securities and overnight federal funds.

Beginning in June 2012, the Company began executing a strategy designed to diversify the Bank’s investment security portfolio.  This strategy involved purchasing other investments, primarily non-bank qualified municipal bond securities.  The Company believes this diversification reduces the risk in the portfolio by spreading its investable dollars amongst a broader range of investment types and takes advantage of the Company’s innovative funding structure.  As of September 30, 2013, the Company had total investment securities, excluding mortgage-backed securities, with an amortized cost of $531.2 million compared to $435.0 million as of September 30, 2012.

The largest portion of this new investment strategy involved the purchase of non-bank qualified obligations of political subdivisions.  These bonds are issued in larger denominations than bank qualified obligations of political subdivisions which allows for the purchase of larger blocks.  These larger blocks of municipal bonds are in turn more liquid and salable, which helps reduce price risk.  These municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation uses the Company’s cost of funds as one of its components.  With this cost of funds being low due to the volume of interest free deposits generated by the MPS division, the tax equivalent yield for these bonds is higher than a similar term investment in other investment categories.

As of September 30, 2013 the Company had non-bank qualified obligations of political subdivisions of $420.3 million representing 82% of total investment securities, excluding mortgage‑backed securities.  This amount is spread amongst 41 states with Texas being the only state with a concentration higher than 10% of this total at 12%.  The Company has no direct municipal bond exposure to California or Puerto Rico. Management believes this geographical diversification lessens the credit risk associated with these investments.

The following table sets forth the carrying value of the Company’s investment security portfolio, excluding mortgage-backed securities and other equity securities, at the dates indicated.

	At September 30,
	2013	2012	2011
	(Dollars in Thousands)

Investment Securities AFS
Trust preferred and corporate securities (1)	$48,784	$65,497	$22,112
Asset backed securities	-	41,324	-
Agency and instrumentality securities	-	39,467	-
Small business administration securities	10,581	19,914	-
Obligations of states and political subdivisions	1,727	13,153	6,218
Non-bank qualified obligations of states and political subdivisions	238,729	255,895	-
Subtotal AFS	299,821	435,250	28,330

Investment Securities HTM
Agency and instrumentality securities	$10,003	$-	$-
Obligations of states and political subdivisions*	19,549	-	-
Non-bank qualified obligations of states and political subdivisions	181,547	-	-
Subtotal HTM	211,099	-	-

FHLB Stock	9,994	2,120	4,737

Total Investment Securities and FHLB Stock	$520,914	$437,370	$33,067

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and Federal Funds Sold (2)	$64,732	$128,056	$271,621

* Includes $2,649,009 of taxable obligations of states and political subdivisions
(1)	Within the trust preferred securities presented above, there are no securities from individual issuers that exceed 5% of the Company’s total equity. The name and the aggregate market value of securities of each individual issuer as of September 30, 2013 are as follows: Key Corp Capital I, $4.10 million; PNC Capital Trust, $4.18 million; Huntington Capital Trust II, $4.08 million; Wells Fargo (fka Corestates Capital Trust) $4.05 million.

(2)	The Company at times maintains balances in excess of insured limits (or with no federal insurance) at various financial institutions including the FHLB, the FRB and private institutions. At September 30, 2013, the Company had no interest bearing deposits held at the FHLB and $64.7 million in interest bearing deposits held at the FRB, respectively. At September 30, 2013, the Company had no federal funds sold at any private institution.

The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2013
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)

Trust preferred and corporate securities	$-	$10,061	$22,323	$16,400	$52,897	$48,784
Agency and instrumentality securities	-	-	-	-	-	-
Small business administration securities	-	-	10,581	-	10,099	10,581
Obligations of states and political subdivisions	-	-	591	1,136	1,880	1,727
Non-bank qualified obligations of states and political subdivisions	-	-	121,519	117,210	255,189	238,729
Total Investment Securities AFS	$-	$10,061	$155,014	$134,746	$320,065	$299,821

Weighted Average Yield (1)	0.00%	1.47%	2.65%	2.92%	1.94%	2.73%

	September 30, 2013
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)

Trust preferred and corporate securities	$-	$-	$-	$-	$-	$-
Agency and instrumentality securities	-	-	-	10,003	10,003	9,613
Small business administration securities	-	-	-	-	-	-
Obligations of states and political subdivisions	649	2,234	7,320	9,346	19,549	18,342
Non-bank qualified obligations of states and political subdivisions	-	-	43,227	138,320	181,547	169,462
Total Investment Securities HTM	$649	$2,234	$50,547	$157,669	$211,099	$197,417

Weighted Average Yield (1)	2.47%	2.44%	1.99%	2.38%	2.28%	3.18%

(1)	Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities.  The Company’s mortgage-backed and related securities portfolio consisted entirely of securities issued by U.S. government agencies or instrumentalities, including those of Ginnie Mae, Fannie Mae and Freddie Mac as of September 30, 2013.    The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass‑through mortgage-backed securities that represent undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi‑family residential mortgages issued by these U.S. government agencies or instrumentalities.  Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

During fiscal year 2012, the Company executed a strategic sale of its Ginnie Mae securities portfolio to enhance capital levels.  The securities sold comprised the entire portfolio of Ginnie Mae securities which had an amortized cost of $307.9 million, and constituted approximately 43% of the Bank’s mortgage-backed securities portfolio at December 31, 2011.  The sale resulted in the recognition of an $11.4 million gain ($7.2 million after taxes).  The resulting addition to the Bank’s capital has helped to support current and expected future growth.  The Company believes it was an opportune time to realize the high value of Ginnie Mae securities given market conditions relative to Fannie Mae and Freddie Mac mortgage backed securities.  The Company replaced the sold securities with Fannie Mae securities of similar average lives.

At September 30, 2013, the Company had a diverse portfolio of mortgage-backed securities with an amortized cost of $629.2 million, representing 93.6% of the total mortgage-backed portfolio, which had fixed rates of interest and $43.1 million, representing 6.4% of the total portfolio, which had adjustable rates of interest.  The Company held 10 year, 15 year, 20 year, and 30 year pass through and, to a lesser extent, various maturity delegated underwriting servicing (DUS) mortgage-backed securities. Coupons on these securities ranged from 6% to below 2%.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2013, $554.9 million or 84% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	At September 30,
	2013	2012	2011
Available for Sale	(Dollars in Thousands)

Freddie Mac	$82,189	$129,940	$20,558
Fannie Mae	252,196	444,625	257,612
Fannie Mae DUS	224,379	80,946	-
Ginnie Mae	22,608	25,931	312,748
Total AFS	$581,372	$681,442	$590,918

	At September 30,
	2013	2012	2011
Held to Maturity	(Dollars in Thousands)

Freddie Mac	$-	$-	$-
Fannie Mae	76,927	-	-
Fannie Mae DUS	-	-	-
Ginnie Mae	-	-	-
Total HTM	$76,927	$-	$-

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2013.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments which typically lower the average life of these holdings.

	September 30, 2013
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)

Freddie Mac	$-	$-	$-	$82,189	$82,488	$82,189
Fannie Mae	-	-	62,127	190,069	249,583	252,196
Fannie Mae DUS	-	-	171,075	53,304	241,217	224,379
Ginnie Mae	-	-	-	22,608	23,055	22,608
Total Investment Securities	$-	$-	$233,202	$348,170	$596,343	$581,372

Weighted Average Yield	0.00%	0.00%	2.62%	2.41%	1.76%	2.49%

	September 30, 2013
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)

Freddie Mac	$-	$-	$-	$-	$-	$-
Fannie Mae	-	-	-	76,927	76,927	73,101
Fannie Mae DUS	-	-	-	-	-	-
Ginnie Mae	-	-	-	-	-	-
Total Investment Securities	$-	$-	$-	$76,927	$76,927	$73,101

Weighted Average Yield	0.00%	0.00%	0.00%	2.30%	2.30%	2.96%

At September 30, 2013, the contractual maturity of 71.1% of the Company’s mortgage‑backed securities was in excess of ten years.  The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

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

In fiscal 2013 and 2012, there were no other-than-temporary impairments recorded.

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

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives.  Based on its experience, the Company believes that its savings, money market accounts, NOW, regular checking accounts and deposits related to prepaid cards are relatively stable sources of deposits.  However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions and potentially by the restrictions imposed under the Consent Orders.

At September 30, 2013, $1.1 billion of the Company’s deposit portfolio was attributable to MPS.  The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $1.1 billion are included with non-interest-bearing checking accounts and $10.0 million are included with savings accounts on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not pay interest.  MPS originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification.  As such, historical results indicate, and management believes, that the Company’s deposit portfolio attributable to MPS is stable.  MPS has not experienced any significant net outflows thus far related to card programs over the six years prior to the imposition of the supervisory directive implemented during 2010, and, although the potential for migration is somewhat higher now due to restrictions on the Bank, the Company’s low cost and no cost deposits have grown, as demonstrated below. See “Regulation - Bank Supervision and Regulation – Consent Orders and Related Matters.”  The Company takes this additional risk into account when planning its investment and liquidity strategies, but no assurance can be given that our efforts will remain successful.  See “Risk Factors” which is included in Item 1A of this Annual Report on Form 10-K.  The increase in deposits arising from MPS has allowed the Bank to reduce its reliance on higher costing certificates of deposits and public funds.

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2013	2012	2011
	(Dollars in Thousands)

Opening Balance	$1,379,794	$1,141,620	$897,454
Deposits	180,050,543	148,719,273	124,923,489
Withdrawals	(180,115,818)	(148,482,630)	(124,681,473)
Interest Credited	764	1,531	2,150

Ending Balance	$1,315,283	$1,379,794	$1,141,620

Net (Decrease) Increase	$(64,511)	$238,174	$244,166

Percent (Decrease) Increase	-4.68%	20.86%	27.21%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Non-Interest Bearing Demand Accounts	$1,086,258	82.59%	$1,181,299	85.61%	$945,956	82.86%
Interest Bearing Demand Accounts	31,181	2.37	33,094	2.40	31,249	2.74
Savings Accounts	26,229	1.99	26,053	1.89	11,136	0.97
Money Market Accounts	40,016	3.04	38,585	2.80	36,717	3.22

Total Non-Certificate	1,183,684	89.99	1,279,031	92.70	1,025,058	89.79

Certificates:

Variable	211	0.02	218	0.02	284	0.03
0.00 - 1.99%	122,136	9.29	68,483	4.96	74,145	5.31
2.00 - 3.99%	8,839	0.67	28,694	2.08	35,189	2.52
4.00 - 5.99%	413	0.03	3,368	0.24	6,944	0.50
6.00 - 7.99%	-	-	-	-	-	-

Total Certificates	131,599	10.01	100,763	7.30	116,562	10.21
Total Deposits	$1,315,283	100.00%	$1,379,794	100.00%	$1,141,620	100.00%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2013.

	Variable	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

December 31, 2013	28	46,573	872	413	-	47,886	36.4
March 31, 2014	48	34,299	564	-	-	34,911	26.5
June 30, 2014	22	9,488	632	-	-	10,142	7.7
September 30, 2014	46	2,304	1,078	-	-	3,428	2.6
December 31, 2014	33	7,223	1,451	-	-	8,707	6.6
March 31, 2015	34	1,172	856	-	-	2,062	1.6
June 30, 2015	-	2,982	997	-	-	3,979	3.0
September 30, 2015	-	1,478	180	-	-	1,658	1.3
December 31, 2015	-	3,839	1,435	-	-	5,274	4.0
March 31, 2016	-	524	209	-	-	733	0.6
June 30, 2016	-	3,532	191	-	-	3,723	2.8
September 30, 2016	-	462	344	-	-	806	0.6
Thereafter	-	8,260	30	-	-	8,290	6.3

Total	$211	$122,136	$8,839	$413	$-	$131,599	100.0%

Percent of total	0.2%	92.8%	6.7%	0.3%	0.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2013.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$14,773	$3,494	$9,888	$24,894	$53,049

Certificates of deposit of $100,000or more	33,112	31,418	3,681	10,339	$78,550

Total certificates of deposit	$47,885	$34,912	$13,569	$35,233	$131,599

At September 30, 2013, there were $56.0 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings historically have consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2013, the Bank had $7.0 million of advances from the FHLB, $190.0 million of federal funds purchased and the ability to borrow up to an approximate additional $279.4 million.  At September 30, 2013, there were $7.0 million in advances that had maturities ranging up to 6 years.

On July 16, 2001, the Company issued all of the 10,000 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities.  Distributions are paid semi‑annually.  Cumulative cash distributions are calculated at a variable rate of the London Interbank Offered Rate (“LIBOR”) plus 3.75%, not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions must be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi‑annual option to shorten the maturity date.  The option has not been exercised as of the date of this filing.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.  The trust preferred securities have been includable in the Company’s capital calculations since they were issued.  The preferential capital treatment of the Company’s trust preferred securities was grandfathered under the Dodd-Frank Act.

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2013, the Company had $9.1 million of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms.  These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities.  The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding.  The terms of the agreements have usually ranged from 7 days to six months, but on occasion longer term agreements have been entered into.  At September 30, 2013, the Company had no wholesale repurchase agreements outstanding.

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

	September 30,
	2013	2012	2011
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$7,000	$11,000	$22,000
Repurchase agreements	19,901	27,617	11,787
Subordinated debentures	10,310	10,310	10,310
Overnight fed funds purchased	325,000	165,000	95,000

Average Balance:
FHLB advances	$8,096	$11,000	$21,234
Repurchase agreements	10,540	15,278	6,018
Subordinated debentures	10,310	10,310	10,310
Overnight fed funds purchased	129,825	34,579	18,220

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	September 30,
	2013	2012	2011
	(Dollars in Thousands)

FHLB advances	$7,000	$11,000	$11,000
Repurchase agreements	9,146	26,400	8,055
Subordinated debentures	10,310	10,310	10,310
Overnight fed funds purchased	190,000	-	-

Total borrowings	$216,456	$47,710	$29,365

Weighted average interest rate of FHLB advances	6.98%	6.00%	6.00%

Weighted average interest rate of repurchase agreements	0.52%	0.51%	0.50%

Weighted average interest rate of subordinated debentures	4.15%	4.39%	4.31%

Weighted average interest rate of overnight fed funds purchased	0.54%	0.00%	0.00%

Subsidiary Activities

The subsidiaries of the Company are the Bank and First Midwest Financial Capital Trust I.  On September 30, 2013, the Bank had one service corporation subsidiary, First Services Financial Limited (“First Services”).  At September 30, 2013, the net book value of the Bank’s investment in First Services was approximately $127,000.  The Bank organized First Services in 1983.  First Services had no active operations as of September 30, 2013 and was dissolved on December 3, 2013.  The Company had a subsidiary in prior fiscal periods, Meta Trust, which was sold to a third party on September 30, 2010.  The impact to the financial results of the Company was nominal.

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

Prepaid Cards.  Prepaid cards take the form of credit card-sized plastics embedded with a magnetic stripe which encodes relevant card data (which may or may not include information about the user and/or purchaser of such card) or a “virtual” card where there is no actual plastic but the transaction and account records are handled in the same manner.  When the holder of such a card attempts a permitted transaction, necessary information, including the authorization for such transaction, is shared between the “point of use” or “point of sale” and authorization systems maintaining the account of record.

The funds associated with such cards are typically held in pooled accounts at the Bank representing the aggregate value of all cards issued in connection with particular products or programs, further described below.  Although the funds are held in pooled accounts, the account of record indicates the funds held by each individual card.  The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a semi-closed loop (e.g., the card will only work at a specific set of merchants such as a shopping mall), or open loop which function as a Visa, MasterCard, or Discover branded debit card that will work wherever such cards are accepted for payment.  Most of MPS’ prepaid cards are open-loop.

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

Non-Reloadable Cards.  Non-reloadable prepaid cards are sometimes referred to as disposable and may only be used until the funds initially loaded to the card have been exhausted.  These include gift cards, rebate cards, and promotional or incentive cards.  These cards may be closed loop or open loop but are generally not available to obtain cash.  Under certain conditions, these cards may be anonymous, whereby no customer relationship is created and the identity of the cardholder is unknown.  Except for gift cards, many non-reloadable card programs are funded by a corporation as a marketing tool rather than from consumer funds.

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

Consumer Credit Products.  In its belief that credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and afford the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns, the Company has offered certain credit programs that were designed to accomplish these objectives, although only one such program currently exists.

MPS has strived to offer consumers innovative payment products, including credit products.  Most credit products have fallen into one of two general categories:  (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk.  MPS’s sponsorship lending program is governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors.  MPS discontinued most sponsorship lending programs in fiscal year 2012 with only one still in existence.  A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that has indemnified MPS and the Bank for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risks.  Therefore, MPS has endeavored to employ policies, procedures, and information systems that it believes are commensurate with the added risk and exposure.  Our third party relationship programs have been limited to third party relationships in existence at the time the directives were issued, absent prior approval to engage in new relationships.  For additional discussion, see “Regulation - Bank Supervision and Regulation – Consent Orders and Related Matters.”

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

While the Company has adopted policies and procedures to manage and monitor the risks attendant to this line of business, and the executives who manage the Company’s program have years of experience, no guarantee can be made that the Company will not experience losses in this division.

As described elsewhere herein, the Bank is subject to restrictions issued by its then regulator, the OTS, the functions of which were transferred to the OCC in July 2011.  For further discussions see “Regulation – Bank Supervision and Regulation – Consent Orders and Related Matters.”

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

Pursuant to the Dodd-Frank Act, the Bank is subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve, known as the Consumer Financial Protection Bureau (the “Bureau”).  The Bureau has consolidated rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank.  The Bureau will not, however, examine or supervise the Bank for compliance with such regulations; rather, based on the Bank’s size (less than $10 billion in assets), enforcement authority will remain with the Bank’s primary federal regulator although the Bank may be required to submit reports or other materials to the Bureau upon its request.  The Bureau began to exercise its authority on July 21, 2011 with respect to insured depository institutions like the Bank.

The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing (known as the “Durbin Amendment”).  The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rule, interchange fees for debit card transactions were capped at $0.21 plus five basis points to be eligible for a “safe harbor” such that the fee is conclusively reasonable and proportionate.  Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain standards designed by the Federal Reserve are implemented including an annual review of fraud prevention policies and procedures.  It should be noted that these pricing determinations are the subject of active civil litigation to which the Federal Reserve is a party.  With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.  Notably, the interchange fee restrictions in the Durbin Amendment do not apply to the Bank because debit card issuers with total worldwide assets of less than $10 billion are exempt.

The Dodd-Frank Act also included a provision that supplements the Federal Trade Commission Act’s prohibitions against practices that are unfair or deceptive by also prohibiting practices that are “abusive.”  The Bureau’s Director, Richard Cordray, has publicly stated that this term will not be defined by regulation but will, instead, be illuminated by the enforcement actions the Bureau initiates.  To date, only one Bureau enforcement action has referenced “abusive” acts or practices.

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

Home Affordable Refinance Program (“HARP”).  Announced in November 2011, the HARP is available for refinances of existing and qualified Fannie Mae or Freddie Mac loans only.  The goal of the refinance effort, as announced by the President of the United States, is “to provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.”  The expectation is that refinancing a qualified loan will put responsible borrowers in a better position by reducing their monthly principal and interest payments or moving them from a more risky loan structure (such as interest-only or short-term ARM) to a more stable product.  It is anticipated that this program, which ends on December 31, 2015, will have minimal impact on the Company.

Privacy.  The Bank is required by statute and regulation to disclose its privacy policies to its customers on an annual basis.  Pursuant to such privacy notices, the Bank’s customers may opt out of the sharing of their nonpublic personal information with nonaffiliated third parties.  The Bank is also required to appropriately safeguard its customers’ personal information.

Preemption.  On July 21, 2011, the preemption provisions of the Dodd-Frank Act became effective, requiring that federal savings associations be subject to the same preemption standards as national banks, with respect to the application of state consumer laws to the interstate activities of federally chartered depository institutions.  Under the preemption standards established under the Dodd‑Frank Act for both national banks and federal savings associations, preemption of a state consumer financial law is permissible only if:  (1) application of the state law would have a discriminatory effect on national banks or federal thrifts as compared to state banks; (2) the state law is preempted under a judicial standard that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank’s or federal thrift’s powers before it can be preempted, with such preemption determination being made by the OCC (by regulation or order) or by a court, in either case on a “case‑by‑case” basis; or (3) the state law is preempted by another provision of federal law other than Title X of the Dodd-Frank Act.  Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal thrifts themselves, and not their non-depository institution subsidiaries or affiliates.  Specifically, operating subsidiaries of national banks and federal thrifts that are not themselves chartered as a national bank or federal thrift may no longer benefit from federal preemption of state consumer financial laws, which shall apply to such subsidiaries (or affiliates) to the same extent that they apply to any person, corporation or entity subject to such state laws.

Prohibition on Unfair, Deceptive and Abusive Acts and Practices.  July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity, the Bureau, which is charged with the mission of protecting consumer interests.  The Bureau is responsible for administering and carrying out the purposes and objectives of the federal consumer financial laws and to prevent evasions thereof, with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking and enforcement powers, the Bureau has the potential to reshape the consumer financial laws through rulemaking, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.

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

Bank Supervision & Regulation

The Bank is a federally chartered thrift institution that is subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC.  Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.  The Bank is also a member of the FHLB System and is subject to certain limited regulation by the Federal Reserve.

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

Given the extensive transfer of former OTS authority to multiple agencies, Section 316 of the Dodd-Frank Act requires the OCC to identify and publish in the Federal Register separate lists of the current OTS regulations that the OCC will continue to enforce for federal savings associations after the transfer date.  In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of federal savings associations, the OCC published a final rule on July 21, 2011 that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21, 2011 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations.  In addition, on May 17, 2012 and November 20, 2013, the OCC rescinded additional OTS documents that formerly applied to federal savings and loan associations, and applied new policy guidance where policy guidance did not already exist.  The OCC’s regulations and guidance supersede that of OTS and are indicative of the OCC’s goal of one integrated policy platform for national banks and savings associations.

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

Loan and Investment Powers

The Bank derives its lending and investment powers from the Home Owners’ Loan Act (the “HOLA”) and the OCC’s implementing regulations thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that are permitted to engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.  These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security unless, prior to acquisition, the savings association has determined that the issuer has adequate capacity to meet all financial commitments under the security for the projected life of the security (a determination that is also required to be made periodically thereafter); (ii) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association’s assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third- party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.  In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes.

The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2013, the Bank’s lending limit under these restrictions was $24.6 million.  The Bank is in compliance with this lending limit.

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

The Orders require the Company and the Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital and require non objection by OTS (or its successor) for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt.  Under the terms of the Order, the Bank agreed that it will cease and desist from (1) violations of certain laws and regulations and (2) unsafe or unsound practices that resulted in it operating without adequate: (a) internal controls, management information systems and internal audit reviews of its third party sponsorship arrangements; and (b) certain information technology policies and procedures.  With the exception of the Supervisory Directive dated December 28, 2010, the limitations related to the Bank and the Company following the issuance of the Supervisory Directives remain in place, as do the Orders, and the Bank’s and the Company’s actions continue to be evaluated by the OCC, and the Federal Reserve in their roles as successors to the OTS.  Such limitations include receiving the prior written approval of the OCC before the Bank may (1) enter into any new third party relationship agreement concerning any credit product, deposit product (including prepaid cards), or automatic teller machine, or materially amend any such existing agreement (except for amendments to achieve compliance with applicable laws, regulations, or regulatory guidance); (2) originate, directly or through any third party, tax refund anticipation loans; (3) offer a tax refund transfer processing service directly or through any third party; or (4) offer or originate iAdvance lines of credit to new customers or permit draws on existing iAdvance lines of credit, either directly or through any third party.

The Orders further require the Company and the Bank to submit to the OTS (now, the Federal Reserve and the OCC, respectively) various management and compliance plans and programs to address the matters identified in the Supervisory Directives and Consent Orders, as well as plans for enhancing Company and Bank capital.  Since the issuance of the Supervisory Directives and the Consent Orders and the abolishment of the OTS, the Company has raised, in the aggregate, $61.4 million in equity capital and the Company and the Bank have been cooperating with the OCC and the Federal Reserve to correct those aspects of their operations that were addressed in the Orders.

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

While we believe that the Company and the Bank have made significant progress in complying with the Orders, there can be no assurance that our regulators will ultimately determine that we have met all of the requirements of the Orders to their satisfaction.  If our regulators believe that we have not made sufficient progress in complying with the Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital.  For additional information regarding compliance with the Orders, see “Risk Factors – Risks Related to the Company’s Business and – Risks Related to the Banking Industry.”  For additional information with respect to certain risks related to the MPS division specifically, see “Risk Factors – Risks Related to Meta Payment Systems, a division of the Bank.”

Insurance of Accounts and Regulation by the FDIC.  The Bank is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  While not our primary federal regulator, as insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF.  The FDIC also has authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  Pursuant to the Dodd-Frank Act, with respect to deposit insurance premiums, the new assessment base calculation will be average consolidated total assets less average tangible equity (defined as Tier 1 capital).  As a small institution (one with less than $10 billion in assets), the Bank is assigned to one of four risk categories based upon its capital level and its composite CAMELS ratings.  At September 30, 2013, the Bank’s risk category assignment required a payment of $0.04 per $100 of its total assessment base of approximately $1.6 billion.  The FDIC’s board has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000.  The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits.  The FDIC is required to attain this ratio by September 30, 2020.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  At September 30, 2013, the FICO assessment was equal to .64 basis points for each $100 of its total assessment base of approximately $1.6 billion.  These assessments will continue until the bonds mature in 2019.

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

Assessments.  The Dodd-Frank Act transferred authority to collect assessments for federal savings associations from the OTS to the OCC.  This authority was effective as of the transfer date, July 21, 2011.  The Dodd-Frank Act also provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity, and any other factor that is appropriate.  Prior to the transfer date, the OCC and the OTS assessed banks and savings associations, respectively, using different methodologies, although the agencies’ methodologies generally resulted in similar levels of assessments.  Under the OTS assessment system, assessments were due each year on January 31 and July 31, and were calculated based on an institution’s asset size, condition, and complexity.  The Bank’s assessment (standard assessment) at  September 30, 2013, was $174,612.  Beginning with assessments charged in September 2012, all national banks and federal savings associations are assessed using the OCC’s assessment structure.  As of September 30, 2013, the bank is no longer subject to a supervisory surcharge by the OCC.

Regulatory Capital Requirements.  Currently, federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.  These capital requirements mandate that an institution maintain at least the following ratios:  (1) a core (or Tier 1) capital to adjusted total assets ratio of 4% (which can be reduced to 3% for highly rated institutions); (2) a Tier 1 capital to risk-weighted assets ratio of 4%; and (3) a risk-based capital to risk-weighted assets ratio of 8%.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority investments in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  Supplementary capital is currently defined to include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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

As of September 30, 2013, the Bank exceeded all of its regulatory capital requirements with core, tangible and risk-based capital ratios of 9.38%, 9.38% and 22.99% respectively, and was designated as “well-capitalized” under federal guidelines.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Basel III Capital Rules

In July 2013, our primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules are effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the Basel III Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations.  Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Pursuant to the Basel III Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Thus, when fully phased-in on January 1, 2019, the Bank and we will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, mark-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, “non-advanced approaches banking organizations”, including us and the Bank, may make a one-time permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of our and the Bank’s periodic regulatory reports in the beginning of 2015.  We and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.  The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in our Tier 1 capital, subject to grandfathering in the case of companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the Bank, the Basel III Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

Should we or the Bank not meet the requirements of the Basel III Capital Rules, we and the Bank would be subject to adverse regulatory action by our regulators, which action could result in material adverse consequences for us, the Bank, and our shareholders.

We believe that the Bank will be able to meet targeted capital ratios upon implementation of the revised requirements, as finalized.

Prompt Corrective Action.  Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements.  Effective December 19, 1992, the federal banking agencies were given additional enforcement authority with respect to undercapitalized depository institutions.  Under the current regulations, which will change, becoming stricter on January 1, 2015 as described above, an institution is deemed to be (a) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well-capitalized; (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  In certain situations, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

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

Undercapitalized banks may not accept, renew or rollover brokered deposits, and are subject to restrictions on the soliciting of deposits over prevailing rates.  In addition, undercapitalized banks are subject to certain regulatory restrictions.  These restrictions include, among others, that such a bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with a capital restoration plan approved by the FDIC and the bank’s ratio of equity to total assets increases during the calendar quarter at a rate sufficient to enable the bank to become adequately capitalized within a reasonable time.  In addition, such banks may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval.  Further, as part of a capital restoration plan, the Company must generally guarantee that the bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee.  If a capital restoration plan is not approved, or if the bank fails to implement the plan in any material respect, the bank would be treated as if it were “significantly undercapitalized,” which would result in the imposition of a number of additional requirements and restrictions.  It should also be noted all FDIC-insured institutions are assigned an assessment risk.  In general, weaker banks (those with a higher assessment risk) are subject to higher assessments than stronger banks.  An adverse change in category can lead to materially higher expenses for insured institutions.  Finally, bank regulatory agencies have the ability to seek to impose higher than normal capital requirements known as individual minimum capital requirements (“IMCR”) for institutions with higher risk profiles.  If the Bank’s capital status – now well-capitalized – changes as a result of future operations or regulatory order, or if it becomes subject to an IMCR, the Company’s financial condition or results of operations could be adversely affected.  See “— Consent Orders and Related Matters.”

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

The imposition of any of these measures on the Bank may have a substantial adverse effect on it and on the Company’s operations and profitability.  Meta Financial stockholders do not have preemptive rights and, therefore, if Meta Financial is directed by its regulators to issue additional shares of Common Stock, such issuance may result in the dilution in stockholders’ percentage of ownership of Meta Financial.

Institutions in Troubled Condition.  Certain events, including entering into a formal written agreement with a bank’s regulator that requires action to improve the bank’s financial condition, or simply being informed by the regulator that the bank is in troubled condition, will automatically result in limitations on so-called “golden parachute” agreements pursuant to Section 18(K) of the FDIA.  In addition, organizations that are in troubled condition must give 30 days’ written notice before appointing a Director or Senior Executive Officer, pursuant to Section 32 of the FDIA.  The Bank and the Company are subject to these requirements.

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

A federal savings association proposing to make a capital distribution is required to submit a prior notice to the OCC if:  the association would not be well-capitalized following the distribution; the proposed capital distribution would reduce the amount of or retire any part of the association’s common or preferred stock or retire any part of debt instruments such as notes or subordinate debentures included in the association’s capital (other than regular payments required under a debt instrument); or the association is a subsidiary of a savings and loan holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve, in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

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

During the fiscal year ended September 30, 2013, the Bank paid no cash dividends to the Company, as the Company utilized existing cash holdings for payment of dividends to the Company’s stockholders and other holding company expenses.

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related to loans and investments.  At September 30, 2013, the Bank met the test and always has since its inception.

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

Community Reinvestment Act.  Under the Community Reinvestment Act (the “CRA”), the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  In the Bank’s most recent CRA examination on January 24, 2011, notwithstanding that the Bank’s record was consistent with an overall rating of “Satisfactory,” the Bank received a “Needs to Improve” rating due to the criticized credit practices associated with its iAdvance product, which the Bank is no longer offering.  The CRA requires the OCC, to take such rating into account in considering an application for any of the following:  (i) the establishment of a domestic branch; (ii) the relocation of its main office or of a branch; (iii) the merger or consolidation with or acquisition of assets or assumption of liabilities of an insured depository institution; or (iv) the conversion of the Bank to a national charter.  If the Bank submitted any of the above-listed applications, the OCC may consider the Bank’s overall “Needs to Improve” rating negatively.

Recent Volcker Rule Adoption.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the OCC, adopted final rules (the “Final Rules”) implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act.  The Final Rules complete the process begun in October of 2011 when the agencies introduced proposed implementing rules for comment.  The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).   The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions.  The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators.  Community and small banks, such as MetaBank, are afforded some relief under the Final Rules.  If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.  Beginning June 30, 2014, banking entities with $50 billion or more in trading assets and liabilities must report quantitative metrics; on April 30, 2016, banking entities with at least $25 billion but less than $50 billion must report; and on December 31, 2016, banking entities with at least $10 billion but less than $25 billion must report.  The Company is currently evaluating the Final Rules, which are lengthy and detailed, but does not at this time expect the Final Rules to have a material impact on its operations.
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

As members of the FHLB System, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount of 4.00% to support outstanding advances and mortgage loans.  At September 30, 2013, the Bank had in the aggregate $10.0 million in FHLB stock, which was in compliance with this requirement.  For the fiscal year ended September 30, 2013, dividends paid by the FHLB to the Bank totaled $219,000.

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

As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve has responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company.  Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act requires the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the transfer date.  In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule that provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies.

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

The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of a non‑subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

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

Source of Strength and Capital Requirements.

The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of financial and managerial strength to its subsidiary savings associations.  Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies are generally subject to the same capital and activity requirements as those applicable to bank holding companies.

New rules related to holding company consolidated capital requirements have been announced by the FRB.  For a summary of the applicable changes, see “Risk Factors – Risks Related To Our Industry and Business.”

Examination.

The Federal Reserve intends, to the greatest extent possible, taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision.  As with bank holding companies, the Federal Reserve’s objective will be to ensure that a savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).

In accordance with its goal to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision, the Federal Reserve announced in 2013 that it will continue to use “RFI/C(D)” rating system (commonly referred to as “RFI”) to assign indicative ratings to SLHCs.  The FRB has announced that it will soon issue a notice seeking public comment on the application of the RFI rating system for SLHCs.  That notice will provide the public with an opportunity to comment.

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

The Federal Reserve adopted an interim final rule that, among other things, implements the HOLA to govern the operations of savings and loan holding companies.  The new rule, known as Regulation LL, includes a specific definition of “control” similar to the statutory definition, with certain additional provisions.  Additionally, Regulation LL modifies the regulations previously used by the OTS for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act (“CBCA”).  In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve proposes to use its established rules and processes with respect to control determinations under the HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency.

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

Federal and State Taxation

Federal and State Taxation.  Meta Financial and its subsidiaries file consolidated federal income tax returns and separate income or franchise tax returns as required by various states on a fiscal year basis using the accrual method of accounting.  We monitor relevant tax authorities and change our estimate of accrued income tax due to changes in income or franchise tax laws and their interpretation by the courts and regulatory authorities.  In addition to the regular income tax, corporations, including savings banks such as the Bank, generally are subject to a minimum tax.  An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of September 30, 2013, the Bank’s Excess for tax purposes totaled approximately $6.7 million.

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

Employees

At September 30, 2013, the Company and its subsidiaries had a total of 431.5 full-time equivalent employees.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

The following information as to the business experience during the past five years is provided with respect to the executive officers of the Company who are not serving on the Company’s Board of Directors.  There are no arrangements or understandings between such person named and any persons pursuant to which such officer was selected.

Mr. Glen W. Herrick, age 51, is Executive Vice President and Chief Financial Officer of the Company after being appointed to the position effective October 1, 2013.  Additionally, Mr. Herrick is a member of the Executive Committees for both the Company and the Bank.  Mr. Herrick previously served as SVP of Finance and Investment Management of the Company.  Mr. Herrick joined the Company in March 2013 following 19 years of various finance, accounting and risk management roles at Wells Fargo & Company, including serving as CFO of Wells Fargo’s student loan division.  Mr. Herrick has a B.S. in Engineering Management from the United States Military Academy at West Point and an MBA from the University of South Dakota.  In addition, he is a graduate of the Stonier Graduate School of Banking.

Mr. Ira D. Frericks, age 53, is Executive Vice President and Chief Operating Officer of the Company after being appointed to the position effective October 1, 2013.  Additionally, Mr. Frericks is a member of the Executive Committees for both the Company and the Bank.  Mr. Frericks previously served as Senior Vice President and Chief Accounting Officer of the Company.  Mr. Frericks joined the Company in 2008 as Chief Accounting Officer and has over 25 years of accounting and banking operations experience.  He is a CPA and has a B.S. in Business Administration from the University of South Dakota.  Mr. Frericks is also a graduate of the Graduate School of Banking at the University of Wisconsin.

Mr. Ronald W. Butterfield, age 64, is Executive Vice President and Chief Administrative Officer of the Company after being appointed to the position effective October 1, 2013.  Additionally, Mr. Butterfield is a member of the Executive Committees for both the Company and the Bank.  Mr. Butterfield previously served as Senior Vice President and Chief of Staff.  Mr. Butterfield joined MFG in 2004 to help establish the Meta Payment Systems division.  Prior to joining the Company, he held various banking and credit card operations roles at BankFirst and Citibank.  Mr. Butterfield is a graduate of the University of Sioux Falls with a B.S in Mathematics.

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

The Company has recently experienced considerable growth, having increased its assets from $1.3 billion to $1.7 billion during the two fiscal years ended September 30, 2013.  Funded primarily by growth of no- and low-interest bearing deposits, the proceeds thereof have been invested primarily in municipal bonds, mortgage-backed securities (“MBS”) and investment securities available for sale.  While the Company believes its asset quality to be good, particularly in comparison to most banking institutions, the Company’s asset growth, if continued as expected, will generate a need for higher levels of capital which management believes may not be met through earnings retention alone.  In that respect, during the third and fourth quarters of fiscal 2013, the Company issued 507,354 shares of common stock which raised $13.6 million, net of direct selling costs, all of which qualifies as Tier 1 capital for regulatory purposes.  There can be no assurance, however, that the Company will be able to continue to access sources of capital, private or public.  Failure to remain well-capitalized, or to attain potentially even higher levels of capitalization that will be required in the future under regulatory initiatives mandated by Congress, our regulatory agencies, or under the Basel accords, could adversely affect the Company’s earnings and prospects.

We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

We have experienced significant growth in the amount of our assets and the level of our deposits.  Our future profitability will depend in part on our continued ability to grow; however, we may not be able to sustain our historical growth rate or be able to grow.  Our future success will depend on competitive factors and on the ability of our senior management to continue to improve our system of internal controls and procedures and manage a growing number of customer relationships.  We may not be able to implement improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls as occurred this fiscal year.  Consequently, continued growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

Our underwriting practices may not prevent losses in our loan portfolio.

Our underwriting practices are designed to mitigate risk by adhering to specific loan parameters.  Components of our underwriting program include an analysis of the borrower and their creditworthiness, a financial statement review, and, if applicable, cash flow projections and a valuation of collateral.  We may incur losses in our loan portfolio if our underwriting criteria fail to identify credit risks.  It is possible that losses will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for loan losses, which could have an adverse effect on our financial condition and results of operations.

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

General economic trends, low growth, reduced availability of commercial credit and continued levels of high unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•	Separate and apart from enforcement orders issued against the Bank and the Company, we face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•	Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions, and whether economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;

•	The value of the portfolio of investment securities that we hold, including our trust preferred securities, may be adversely affected; and

•	Due to financial setbacks or other regulatory action, we may be required to pay significantly higher FDIC insurance premiums in the future. See “– Regulation.”

The full impact of the Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be determined through agency rulemaking.

The full compliance burden and impact on our operations and profitability with respect to the Dodd-Frank Act are still not fully known, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation.  Hundreds of new federal regulations, studies and reports were required under the Dodd-Frank Act and not all of them have been finalized.  Although certain provisions of the Dodd-Frank Act have been implemented (such as the transfer of regulation of federal savings banks like the Bank to the OCC, and the transfer of savings and loan holding company regulation to the Federal Reserve), rules and policies in this area will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to higher costs as well as noncompliance risk and consequences.

Transfer of the OTS’ supervisory and rulemaking functions to other federal banking agencies has changed the way that we are regulated.

Both the Bank and Company have transitioned to the jurisdiction of new primary federal regulators, which changes the way both are regulated.  Specifically, the OTS’ supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations were transferred to the OCC on July 21, 2011, while the OTS’ supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries were transferred to the FRB on the same date.  The transition of supervisory functions from the OTS to these agencies has altered the operations of the Bank and Company so as to be more closely aligned with the OCC’s and FRB’s respective supervision of national banks and their bank holding companies.  As a result of these transitions, we have experienced changes in the way we are supervised.  While we believe our experience thus far has been positive, we may yet experience challenges with respect to this transition to our new regulators.

The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of prohibitions against unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.

The Bureau has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof” with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”).  The term “abusive” is new and because Bureau officials have indicated that compliance will be achieved through enforcement actions rather than the issuance of regulations, we cannot predict to what extent the Bureau’s future actions will have on the banking industry or the Company.  The full reach and impact of the Bureau’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown.  Notwithstanding the foregoing, insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, rather than the Bureau, with respect to compliance with federal consumer protection laws.

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

The Bureau issued on May 23, 2012 an advance notice of proposed rulemaking regarding prepaid cards, which are the core of the Bank’s MPS business line.  In its request for information, the Bureau asked for comments regarding the issuance, use and characteristics (such as FDIC insurance) of prepaid cards and the funds that are loaded onto them.  It is anticipated that a proposed rule with respect to the offering of prepaid products will be issued within the next calendar year.  It is not possible, however, for the Bank or the Company to project the effect of a final rule on the MPS business unit, the Bank, or on us at this time.

The Bureau finalized its ability to repay (ATR) rule as well as its qualified mortgage rule in January 2013 (with clarifications adopted in July of this year).  The ATR rule applies to residential mortgage loan applications received after January 20, 2014.  The scope of the rule specifically applies to loans securing 1-4 unit dwellings and includes purchases, refinances and home equity loans for principal or second homes.  Under the ATR rules, a lender may not make a residential mortgage loan unless the lender makes a reasonable and good faith determination that is based on verified, documented information at or before consummation that the borrower has a reasonable ability to repay.  The eight underwriting factors that must be considered and verified include the following: (1) income and assets: (2) employment status; (3) monthly payment of loan; (4) monthly payment of any simultaneous loan secured by the same property; (5) monthly payment for other mortgage-related obligations like property taxes and insurance; (6) current debt obligations; (7) monthly debt to income ratio; and (8) credit history (although eight factors are delineated, the ATR rule does not dictate that a lender follow a particular underwriting model).  Liability for violations of the ATR rule include actual damages, statutory damages and court costs and attorneys’ fees.

Additionally, the Bureau published regulations required by the Dodd-Frank Act related to “qualified mortgages,” which are mortgages for which there is a presumption that the lender has satisfied the ATR rules.  Pursuant to Dodd-Frank, qualified mortgages (QMs) must have certain product-feature prerequisites and affordability underwriting requirements.  Generally, to meet the QM test, the lender must calculate the  monthly payments based on the highest payment that will apply in the first five years and the consumer must have a total DTI that is less than or equal to 43%.  The QM rule provides a safe harbor for lenders that make loans that satisfy the definition of a QM and are not higher priced.  With respect to higher-priced mortgage loans, there is a rebuttable presumption of compliance available to the lender with respect to compliance with the ATR rule.

With respect to final regulations that affect insured depository institutions such as the Bank, the Bureau also issued a final rule related to remittances, which covers entities that provide at least 100 remittance transfers per calendar year.  As such, the Bank became subject to the rule, which provides a six month compliance period.  The Bank is implementing a compliance solution and expects to meet the required compliance date.

Our most recent Community Reinvestment Act (“CRA”) rating could have a negative effect on the OCC’s review of certain banking applications.

Under the CRA, the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  In the Bank’s most recent CRA examination on January 24, 2011, notwithstanding that the Bank’s record was consistent with an overall rating of “Satisfactory,” the Bank received a “Needs to Improve” rating due to the criticized credit practices associated with the iAdvance product, which the Bank no longer offers.  The CRA requires the OCC to take such rating into account in considering an application for any of the following:  (i) the establishment of a domestic branch; (ii) the relocation of its main office or of a branch; (iii) the merger or consolidation with or acquisition of assets or assumption of liabilities of an insured depository institution; or (iv) the conversion of the Bank to a national charter.  If the Bank submits any of the above-listed applications, the OCC may consider the Bank’s overall “Needs to Improve” rating negatively.

Legislative and regulatory initiatives taken to date may not achieve their intended objective.

Legislative and regulatory initiatives taken to date by Congress and the federal banking regulators to address financial regulatory reform may not achieve their intended objectives, thereby requiring additional legislation or regulation of the financial services industry.

Under the final capital rule (known as “Basel III”), minimum requirements will increase for both the quantity and quality of capital held by banking organizations.  Under Basel III, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rule also imposes a minimum ratio of tier 1 capital to risk-weighted assets of 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations.  The rule also emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments.  The total capital ratio remains at 8% and the general PCA framework remains but incorporates these increased minimum requirements.  In addition, the final rule changed the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Smaller banks like the Bank are permitted, under the general risk-based capital rule, to use a 50% risk weight for prudently underwritten first lien mortgages that are not past due, reported as nonaccrual or restructured and a 100% risk weight for all other residential mortgages.  With respect to residential mortgage exposure, the new rules also provide for small banks a safe harbor from recourse treatment for loans sold with certain repurchase triggers such as early default clauses.  Additionally, smaller banks with less than $15 billion in assets are grandfathered to allow trust preferred securities as part of their Tier 1 capital (such instruments remain subject to a limit of 25% of Tier 1 capital elements, excluding non-qualifying capital instruments and for all regulatory capital deductions and adjustments have been applied to Tier 1 capital). The Basel III phase-in period for smaller, less complex banking organizations like the Company and the Bank will not begin until January 2015.  The Basel III Accord was finalized and clarified that unrealized losses and gains on securities will not affect regulatory capital for those companies that opt out of the requirement, which the Company intends to do.

We have a concentration of our assets in mortgage-backed securities.

As of September 30, 2013 approximately 34.6% of the Bank’s assets were invested in mortgage‑backed securities.  The Company’s mortgage-backed and related securities portfolio consists primarily of securities issued by U.S. government instrumentalities, including those of Fannie Mae and Freddie Mac which are in conservatorship.  The Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these U.S. government instrumentalities.  Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Privately issued mortgage pass‑through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer.

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

We determine the fair value of our investment securities based on GAAP and three levels of informational inputs that may be used to measure fair value.  The price at which a security may be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on infrequent trading history, the market for the security is illiquid, or a significant amount of securities are being sold.  In fiscal 2013, 2012 and 2011, there were no other‑than-temporary impairments recorded.

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

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation, including as a result of negative publicity associated with the Consent Orders now or in the future, could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and particularly with respect to our MPS division, could result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Such damage could also adversely affect our ability to raise additional capital.  If any of these measures should be imposed in the future, they could have a material adverse effect on our financial condition and results of operations.

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

In addition, there have also been a number of cases where financial institutions have been the victim of fraud related to unauthorized wire and Automated Clearinghouse transactions.  The facts and circumstances of each case vary but generally involve criminals posing as customers (i.e., stealing bank customers’ identities) to transfer funds out of the institution quickly in an effort to place the funds beyond recovery prior to detection.  Although we have policies and procedures in place to verify the authenticity of our customers and prevent identity theft, we can provide no assurances that these policies and procedures will prevent all fraudulent transfers.  In addition, although we have safeguards in place, it is possible that our computer systems could be infiltrated by hackers or other intruders.  We can provide no assurances that these safeguards will prevent all unauthorized infiltrations.  Identity theft, successful unauthorized intrusions, and similar unauthorized conduct could result in reputational damage and financial losses to the Company.  See ”Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the OCC, the FDIC, the Bureau, and the Federal Reserve.  As of July 21, 2011, the Company has been supervised by the Federal Reserve, and the Bank has been supervised by the OCC and the FDIC.  See Item 1 “Business – Regulation” herein.  In addition, the Company and the Bank are subject to regulations promulgated by the Bureau.  Applicable laws and regulations may change and the enforcement of existing laws and regulations may vary when actions are evaluated by these new regulators, and there is no assurance that such changes will not adversely affect the Company’s business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, legislation, or the evaluation of the Bank’s and the Company’s efforts with respect to achieving compliance with the Consent Orders, could have a material impact on the Company’s operations.  It is unknown at this time to what extent new legislation will be passed into law or pending or new regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.

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

The compliance obligations and restrictions on our interest payments and dividends under the OTS Consent Orders may have an adverse effect on us and preclude payments to holders of our securities.

Among other things, the Consent Orders require the Company and Bank to submit to the OCC or the Federal Reserve, as appropriate, various management and compliance plans and programs to address the matters initially identified in the OTS supervisory directives as well as plans for enhancing Company and Bank capital, and require OTS non-objection for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt.  As indicated, satisfaction of the requirements of the Orders is subject to the ongoing review and supervision of our regulators.  There can be no assurance our regulators will ultimately determine that we have met all of the requirements of the Orders to their satisfaction or that we will continue to receive non-objection to our payment of dividends and interest or any other activity for which non-objection or approval is required.  Additional resources, both economic and in terms of personnel, will continue to be expended by the Company and the Bank in their endeavors to achieve compliance.  See “Business – Regulation – Bank Supervision and Regulation – OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

The OCC and Federal Reserve are our primary banking regulators and we may not be able to comply with applicable banking regulations and the terms of the Consent Orders to their satisfaction.

Our regulators have broad discretionary powers to enforce banking laws and regulations and may seek to take informal or formal supervisory action if they deem such actions are necessary or required or if they believe that our efforts with respect to the Consent Orders are insufficient.  If imposed in the future, corrective steps could result in additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Additional resources, both economic and in terms of personnel, will continue to be expended by the Company and the Bank in their endeavors to achieve full compliance.

Contracts with third-parties, some of which are material to the Company, may not be renewed, may be renegotiated on terms that are not as favorable, may not be fulfilled or could be subject to cancellation by regulatory authorities.

The Bank has entered into numerous contracts with third parties with respect to the operations of its business.  In some instances, the third parties provide services to the Bank and MPS; in other instances, the Bank and MPS provides products and services to such third parties.  Were such agreements not to be renewed by the third party or were such agreements to be renewed on terms less favorable, such actions could have an adverse material impact on the Bank, its MPS division, and, ultimately, the Company.  Similarly, were one of these parties unable to meet their obligations to us for any reason (including but not limited to bankruptcy, computer or other technological interruptions or failures, personnel loss or acts of God), we may need to seek alternative service providers.

We may not be able to secure alternate service providers, and even if we do, the terms with such alternate providers may not be as favorable as those currently in place.  In addition, were we to lose any of our important third service providers, it could cause a material disruption in our own ability to service our customers, which also could have an adverse material impact on the Bank, its MPS division, and ultimately the Company.  Moreover, were the disruptions in our ability to provide services significant, this could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.

We are currently in negotiations for a five year agreement with our existing third party service provider whose data processing operations are important to us; the agreement is expected to cover core processing services for transaction and item processing needs.  Our current contract with this third party expires on February 28, 2014, and we were recently informed that the service provider has requested significant monetary compensation that we are disputing in its entirety.  We can offer no assurance that current contract negotiations will result in a contract for services past that date.  If we are unable to reach agreement, we could be subject to the consequences described above. For a discussion of the monetary compensation being requested by such service provider, see the “Legal Proceedings” disclosure contained in Note 15 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In addition, as described earlier, in the Consent Orders, our regulator noted deficiencies with respect to these third party relationships.  As a result, we review our auditing program for third parties with whom we contract (as well as other business changes required both by the Consent Orders and general business practices) and have made certain business decisions related to determinations reached by our auditing personnel.  The OCC is evaluating our progress at this time.  If we are unsuccessful in the development and/or implementation of our third party auditing program, it is possible that the OCC could order us to abrogate certain contracts or take other supervisory actions against us which would further impact the MPS business and could have an adverse impact on our financial condition or results of operations.  See “Business Regulation – Bank Supervision and Regulation - OTS Consent Orders and Related Matters” which is included in Item 1 of this Annual Report on Form 10-K.

The Company has identified a material weakness in its internal control over financial reporting, and if the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report the Company’s financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, the trading price of the Company’s stock and the Company’s ability to attract additional deposits.

In recent years, the Company has been required to include in its annual reports filed with the SEC a report of the Company’s management regarding internal control over financial reporting.  We have documented and evaluated the Company’s internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations, which require an annual management report on the Company’s internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting.  In order to comply with this requirement, management retained outside consultants to assist the Company in (i) assessing and documenting the adequacy of the Company’s internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing or other means that controls are functioning as documented.  Management’s Annual Report on Internal Control over Financial Reporting is contained in Item 9A below.  Management has determined that a material weakness in the Company’s internal control over financial reporting existed as of September 30, 2013.  Specifically, management determined that deficiencies existed in the Company’s controls over fair value measurements of certain investment securities.  A detailed description of this weakness and the Company’s remediation efforts is provided in Item 9A below.  If the Company fails to correct the material weakness mentioned above, or fails to identify and correct any additional significant deficiencies in the design or operating effectiveness of the Company’s internal control over financial reporting or fails to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock, and the Company’s ability to attract additional deposits.

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

The Bank is “well-capitalized” under existing bank regulations, but failure to maintain this designation could have a material adverse impact on our liquidity and results of operations.  In addition, our regulator could limit our ability to raise deposits, which could produce serious adverse consequences for our liquidity, financial condition and results of operations.

By letter dated December 28, 2010, the OTS directed the Bank not to increase the amount of brokered deposits from the amount it held at December 28, 2010 without the prior written non-objection of the OTS Regional Director.  The Bank believes it did not hold any brokered deposits on December 28, 2010 or thereafter and so informed OTS of its position.  Consequently, the Bank does not anticipate seeking such approval.  At the direction of the OTS, the Bank requested the FDIC to confirm that deposits related to a specific prepaid program were not brokered deposits.  The Bank tendered its request to the FDIC in December 2010.  At the time the directive was issued, OTS staff stated that it would not seek retroactively to enforce the directive for any growth that occurs subsequent to December 28, 2010, given the Bank’s request to the FDIC.  Thereafter, the Bank was advised that the FDIC would consider the Bank’s request in the context of its now completed broader industry study of brokered deposits in general, but to date has been given no instruction to change its position.  By letter dated October 11, 2013, the Bank was advised by OCC that the directive issued on December 28, 2010 had been terminated.  Under current rules, if a substantial portion of the Bank’s deposits are ruled to be “brokered,” and should the Bank’s primary federal regulator decide to impose a formal individual minimum capital requirement or similar formal requirement on the Bank notwithstanding that the Bank is well-capitalized, or should the Bank fail to be well-capitalized in the future, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits.  In such event, unless the Bank receives relief from its regulator or a waiver from the FDIC, such a result could produce serious adverse consequences for the Bank from a liquidity standpoint and could also have serious adverse effects on the Company’s financial condition and results of operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through MPS’s customer relationships.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through customer relationships between such third parties and MPS.  Deposits related to our top three customers (each, a significant customer) totaled $489.0 million at September 30, 2013.  We provide oversight and auditing of such third-party relationships and all such relationships must meet all internal and regulatory requirements.  We may exit these relationships if such requirements are not met or if required to do so by our regulators.  We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity, such as National CDs, Fed Fund Lines, or Public Fund CDs.  If one of these significant customers were to be terminated, over a period of time, it could materially reduce our deposits, assets and income.  In addition, pursuant to the Bank’s Consent Order, if one of these relationships were to terminate before the termination of the Consent Order, we would not be able to replace such relationship without first identifying a new contracting party and then obtaining approval to enter into such agreement from the OCC.  If such significant customer was not replaced, we may be required to seek higher rate funding sources as compared to the existing customer and interest expense might increase.  We may also be required to sell securities or other assets which would reduce revenues and potentially generate losses.

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

From time to time, to the extent permitted under the terms of the Consent Orders, we may implement new lines of business or offer new products and services within existing lines of business.  Substantial risks and uncertainties are associated with developing and marketing new lines of business or new products or services, particularly in instances where the markets are not fully developed, and we may be required to invest significant time and resources.  Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our revenues and potentially generate losses.

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

The Company originates commercial mortgage loans, commercial loans, consumer loans, agricultural real estate loans, agricultural loans and residential mortgage loans.  Commercial mortgage, commercial, consumer, agricultural real estate and agricultural loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  These loans also have greater credit risk than residential real estate for the following reasons:

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

Our agricultural loans are subject to factors beyond the Company’s control.

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

The market price for shares of the Company’s common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:

•	announcements of developments related to the Company’s business,

•	fluctuations in the Company’s results of operations,

•	sales of substantial amounts of the Company’s securities into the marketplace,

•	general conditions in the Company’s banking niche or the worldwide economy,

•	a shortfall in revenues or earnings compared to securities analysts’ expectations,

•	lack of an active trading market for the common stock,

•	changes in analysts’ recommendations or projections,

•	the Company’s announcement of new acquisitions or other projects, and

•	negative evaluation by our regulators of our compliance with our Orders.

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

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock.  As of September 30, 2013, the Company was authorized to issue up to 10,000,000 shares of common stock, of which 6,070,654 shares were outstanding, and 62,090 shares were held as treasury stock.  The Company was also authorized to issue up to 3,000,000 shares of preferred stock, none of which is outstanding or reserved for issuance.  This factor may affect the market price for shares of the Company’s common stock.

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

The products and services offered by MPS are highly regulated by federal banking agencies, the Bureau, state banking agencies, and other federal and state regulators.  Some of the laws and related regulations affecting its operations include consumer protection laws, escheat laws, privacy laws, anti‑money laundering laws and data protection laws.  Compliance with the relevant legal paradigm in which the division operates is costly and requires significant personnel resources, as well as extensive contacts with outside lawyers and consultants hired by MPS to stay abreast of the applicable regulatory schemes.

In addition, Bank talent and resources have been diverted since the signing of the Consent Order in an effort to achieve compliance with certain components of the Consent Order that involve the operations of MPS.  Areas the Bank must continue to address include, but are not limited to, ongoing oversight of MPS by the board and management.  Efforts to satisfy the requirements of the Bank’s Consent Order continue to be costly, both in economic terms and in terms of personnel resources.  As described elsewhere herein, satisfaction of the requirements of the Bank’s Consent Order is subject to the ongoing review of its regulator and there can be no assurance that the Bank will fully satisfy such requirements.  If our regulators believe that the Company or the Bank has not made sufficient progress in satisfying the requirements of the Consent Orders, such regulators could take further supervisory action against the Bank or the Company.  If taken, such actions could have a material adverse effect on the financial condition and results of operations of the MPS division segment, the Bank, and the Company and limit our ability to raise additional capital.

The Dodd-Frank Act’s restrictions with respect to the cap on debit card interchange could negatively affect the Bank’s business.

On June 29, 2011, the Federal Reserve issued a rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions (the “Debit Card Rule”).  The issuance of the Debit Card Rule was required by the Dodd-Frank Act.  Pursuant to the Debit Card Rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is $0.21 per transaction and five basis points multiplied by the value of the transaction.  The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule.  Eligibility for the assessment of this fee must be certified by the issuing bank.  As set forth in the issuing release, when the maximum interchange fee is combined with fraud-prevention assessment, an issuing bank could receive an interchange fee of up to approximately 24 cents for the average debit card transaction, which is valued at $38 according to the Federal Reserve.  In accordance with the provisions of the Dodd-Frank Act, issuers that, together with their affiliates, have assets of less than $10 billion (like the Bank) are exempt from the debit card interchange fee standards.  With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.  On July 31, 2013 the United States District Court for the District of Columbia  issued a summary judgment  in the case of NACS et al v. Board of Governors of the Federal Reserve System, 2013 WL 3943489 (D.D.C.), vacating the fee cap and exclusivity provisions of the rule. The decision has been stayed pending an appeal that has been filed in the United States Court of Appeals for the District of Columbia Circuit.  If the District Court opinion is upheld, two additional networks may have to added to each card. The appeal is on an expedited schedule and oral arguments are scheduled for early 2014.

While some proposed legislation would benefit MPS, it is possible that new legislation or more stringent focus by banking agencies could further restrict MPS’ current operations or change the regulatory environment in which the division’s customers operate.

Although it is possible that some legislation under consideration could have either a positive or de minimis impact on its operations and profitability, it is also possible that any new legislation affecting the operations of MPS or its customers, some of which are also regulated entities, would have a negative impact on the conduct of the relevant business.  There is no way to quantify the impact that such changes could have on the profitability or operations of MPS at this time given the unpredictable nature of the risk.

In addition to the relevant legal paradigm set forth above, it should also be noted that there has been concern within the bank regulatory environment over the use of credit and, in particular, prepaid cards as a means by which to illegally launder and move money.  The U.S. Treasury’s Financial Crimes Enforcement Network issued rules related to providers of “prepaid access” which have left certain issues unresolved related to its regulatory requirements.  Moreover, the Bureau held a “town hall” meeting on prepaid products in Raleigh, North Carolina in May 2012 to hear testimony from witnesses who provided their views on prepaid products and to issue an advanced notice of proposed rulemaking, which permitted the public to comment on issues related to the prepaid market.  As of the date of this filing, the Bureau has not issued any additional proposed or final rules related to MPS and the products and services it offers; however, given that additional regulation appears likely in this area, it is also likely that our costs related to compliance will increase when such regulations are finalized.  Although the Bank will continue to work with its regulators to provide information about its operations as well as the state of the prepaid card industry, we believe such concerns in general will continue for the foreseeable future for the entire banking industry, with a continued emphasis on heightened compliance expectations, resulting in higher compliance costs.  See “Business Regulation – Bank Supervision and Regulation” which is included in Item 1 of this Annual Report on Form 10-K.

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

Losses from fraud have been substantial for certain card industry participants.  Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could impact this division at some time in the future.

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

The Company conducts its business at its main office and branch office in Storm Lake, Iowa.  The Company operates five offices in metro Des Moines, Iowa.  The Company also operates one office in Brookings, South Dakota and three offices in Sioux Falls, South Dakota.  In addition, the Company has space at another facility in Sioux Falls, South Dakota, which houses general corporate and MPS functions and a non-retail service branch in Memphis, Tennessee.

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, the administrative and MPS offices located on Broadband Lane in Sioux Falls and the non-retail service branch in Memphis, Tennessee.  In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, and the Westown Parkway location in West Des Moines, Iowa, the land on which the buildings were constructed is leased.  The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2013 was $17.7 million.  See Note 6 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Though the Company has experienced rapid growth, particularly as a result of growth of MPS, management believes current facilities are adequate to meet its present needs.

The Bank maintains an on-line data-base with a service bureau, whose primary business is providing such services to financial institutions.

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

In October 2013, the Company’s third party service provider supporting certain of the Bank’s back office operations, sent a letter to the Bank claiming that the Bank bore “ultimate responsibility” for an approximately $9 million loss suffered by such service provider in connection with a credit card hacking and fraud incident.  Such service provider alleges that in 2010 MetaBank alerted the service provider that MetaBank had set up a bank identification number (“BIN”) with MasterCard on behalf of Ingenicard, a prepaid card program manager that MetaBank had been considering as a program partner.  The service provider claims that it was unaware that MetaBank ultimately decided not to activate this particular program and had deactivated Ingenicard’s BIN approximately two years later. Ultimately, Ingenicard’s processing system was hacked to inflate card limits and approximately $9 million in improper charges were thereby placed through MasterCard.  Such service provider states it had a pre-existing understanding with MasterCard that allowed MasterCard to extract this amount from such service provider, but after MasterCard debited such service provider’s account, such service provider was unable to obtain any reimbursement from Ingenicard, which ultimately filed for bankruptcy.  Asserting contractual and other legal theories, the service provider claims that it allowed MasterCard to extract this money based on its reliance on MetaBank’s apparent backing of the Ingenicard program, and therefore MetaBank’s failure to notify such service provider of deactivation of Ingenicard’s BIN caused this loss.  MetaBank believes it bears no liability whatsoever for such service provider’s loss.  To date, such service provider has neither made a specific demand on MetaBank nor instituted legal action beyond its initial letter, but if it does so MetaBank, backed by its insurer which has agreed to defend subject to a reservation of rights, intends to defend such action vigorously.  For  information concerning the status of our contractual relationship with such service provider, see “Risk Factors - Risks Related to the Company’s Business,” which is included in Item 1A of this Annual Report on Form 10-K.

See Item 1 “Business – Regulation – Bank Supervision and Regulation – Consent Orders and Related Matters” for a discussion of the settlement of OTS enforcement matters and on-going compliance matters and Note 14 to Notes to Consolidated Financial Statements.

Other than the matters set forth above, there are no other material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.”  Quarterly dividends for 2013 and 2012 were $0.13.  The price range of the common stock, as reported on the NASDAQ Global Market, was as follows:

	Fiscal Year 2013		Fiscal Year 2012
	Low	High	Low	High

First Quarter	$22.50	$24.90	$14.14	$17.13
Second Quarter	22.50	26.56	15.53	22.00
Third Quarter	26.00	27.68	19.74	21.68
Fourth Quarter	26.18	38.57	19.60	24.78

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations, and regulatory restrictions.

As of September 30, 2013, the Company had 6,070,654 shares of common stock outstanding, which were held by approximately 192 stockholders of record, and 318,648 shares subject to outstanding options.  The stockholders of record number does not reflect approximately 1,200 persons or entities that hold their stock in nominee or “street” name.

The transfer agent for the Company’s common stock is Registrar & Transfer Company, 10 Commerce Drive, Cranford, New Jersey, 07016.

There were no purchases by the Company during the fiscal year ended September 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data

SEPTEMBER 30,	2013	2012	2011	2010	2009

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

Total assets	$1,691,989	$1,648,898	$1,275,481	$1,029,766	$834,777
Loans receivable, net	380,428	326,981	314,410	366,045	391,609
Securities available for sale	881,193	1,116,692	619,248	506,852	364,838
Securities held to maturity	288,026	-	-	-	-
Goodwill and intangible assets	2,339	2,035	1,315	2,663	2,215
Deposits	1,315,283	1,379,794	1,141,620	897,454	653,747
Total borrowings	216,456	47,710	29,365	41,214	116,796
Stockholders' equity	142,984	145,859	80,577	72,044	47,345

YEAR ENDED SEPTEMBER 30,	2013	2012	2011	2010	2009

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$38,976	$37,297	$39,059	$39,083	$36,726
Total interest expense	2,954	3,563	4,747	5,993	8,907
Net interest income	36,022	33,734	34,312	33,090	27,819
Provision for loan losses	-	1,049	278	15,791	18,713
Net interest income after provision for loan losses	36,022	32,685	34,034	17,299	9,106
Total non-interest income	55,503	69,574	57,491	97,444	79,969
Total non-interest expense	74,403	75,463	83,262	94,930	91,081
Income (loss) before income tax expense (benefit)	17,122	26,796	8,263	19,813	(2,006)
Income tax expense (benefit)	3,704	9,682	3,623	7,420	(543)
Net income (loss)	13,418	17,114	4,640	12,393	(1,463)

Earnings per common share:
Basic	$2.40	$4.94	$1.49	$4.23	$(0.56)
Diluted	$2.38	$4.92	$1.49	$4.11	$(0.56)

YEAR ENDED SEPTEMBER 30,	2013	2012	2011	2010	2009

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	0.78%	1.22%	0.41%	1.22%	-0.20%
Return on average equity	9.36%	18.47%	5.71%	20.59%	-3.13%
Net interest margin	2.48%	2.56%	3.21%	3.43%	3.50%

QUALITY RATIOS
Non-performing assets to total assets	0.05%	0.16%	1.24%	0.94%	1.76%
Allowance for loan losses to non-performing loans	568%	219%	53%	63%	55%

CAPITAL RATIOS
Stockholders' equity to total assets	8.45%	8.85%	6.32%	7.00%	5.67%
Average stockholders' equity to average assets	8.37%	6.62%	7.16%	5.93%	5.42%

OTHER DATA
Book value per common share outstanding at end of year	$23.55	$26.79	$25.61	$23.15	$17.97
Dividends declared per share at end of year	0.52	0.52	0.52	0.52	0.52
Number of full-service offices at end of year	11	12	12	12	12

Common Shares Outstanding	6,070,654	5,443,881	3,146,867	3,111,413	2,634,215

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts of this Form 10-K:  Part II, Item 8 “Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business.”

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

Overview of Corporate Developments

In fiscal 2013, the Company’s net interest income after provision for loan losses was $36.0 million, the highest in its history, compared to $32.7 million in fiscal 2012 and $34.0 million in fiscal 2011.  The Company had net income of $13.4 million in fiscal 2013 compared to $17.1 million in fiscal 2012.  The primary reason for the decline in net income was due to a gain on sale of securities of $13.8 million in fiscal 2012 compared to a gain on sale of securities of $2.6 million in fiscal 2013.

MPS 2013 fiscal year net income was $8.4 million compared to net income of $6.5 million in the 2012 fiscal year.  This increase was primarily the result of an increase in interest income of $2.4 million and, to a lesser extent, a decrease in non-interest expense and a decrease in income tax expense, offset in part by a decrease in non-interest income.  The average internal net interest yield MPS received for its deposits was 1.26% for the 2013 fiscal year-end and 1.17% in the comparable 2012 period.

MPS is developing a number of new credit products for fiscal year 2014, subject to OCC approval.

Retail Bank 2013 fiscal year net income was $5.9 million compared to net income of $11.0 million in the 2012 fiscal year.  The decrease was primarily attributable to a decrease in non-interest income of $11.4 million, partially offset by a decrease in income tax expense.  Retail Bank checking balances continued to grow from $62.9 million at September 30, 2012 to $72.8 million, or 15.8%, at September 30, 2013.  Retail bank total loans increased $53.4 million during the fiscal year, or 16.3% to $380.4 million from strong growth in the residential real estate and agricultural lending segments.

The Company’s tangible book value per common share decreased by $3.25, or 12.3%, from $26.42 at September 30, 2012 to $23.17 per share at September 30, 2013 primarily due to unrealized losses in securities as a result of market conditions.

Assets held for sale increased $1.1 million at September 30, 2013 due to an expected sale of a branch in the Central Iowa market.

At September 30, 2013, non-performing assets decreased by $1.8 million to $0.8 million compared to $2.6 million at September 30, 2012.

We filed a shelf registration statement on Form S-3 (the “Shelf Registration”) which became effective with the Securities and Exchange Commission in June 2013. We commenced sales of common stock under the ATM Offering in June 2013 and we issued an aggregate of 507,354 shares of common stock through our ATM Offering during the year ended September 30, 2013.  We utilized Sandler O’Neill + Partners, L.P., as our agent for the program. Shares were issued at an average price of $27.58 per share, and we raised proceeds, net of direct selling costs, of $13.6 million. The proceeds of the ATM Offering, all of which qualifies as Tier 1 capital for regulatory purposes (and also qualifies as common equity Tier 1 capital under the recently finalized Dodd-Frank and Basel III capital regulation), has been added to our general corporate funds and bolsters our regulatory capital ratios.

On September 24, 2013, the Board of Directors of the Company appointed Bradley C. Hanson, 49, to serve as President of the Company, Glen W. Herrick, 51, to serve as Executive Vice President, Chief Financial Officer, Treasurer and Secretary, Ira D. Frericks, 53, to serve as Executive Vice President and Chief Operating Officer, and Ronald W. Butterfield, 64, to serve as Executive Vice President and Chief Administrative Officer, with each of the appointments to be effective as of October 1, 2013. Mr. Herrick replaced Dave Leedom in the roles of Chief Financial Officer, Treasurer and Secretary. Mr. Leedom transitioned to a part-time role with the Company effective as of the appointment of Mr. Herrick.

On November 13, 2013, the Board of Directors of the Company appointed Douglas J. Hajek to the Company’s Board for a term expiring at the 2014 Annual Meeting of stockholders, or until his respective successor is elected or qualified or until his earlier resignation or removal.

Financial Condition

As of September 30, 2013, the Company’s assets grew by $43.1 million, or 2.6%, to $1.7 billion compared to $1.6 billion at September 30, 2012.  The increase in assets was reflected primarily in increases in the Company’s investment securities and to a lesser extent in the Company’s loans receivable and bank-owned life insurance, offset in part by a decrease in the Company’s cash and cash equivalents.

Total cash and cash equivalents and federal funds sold were $40.1 million at September 30, 2013, a decrease of $105.0 million from $145.1 million at September 30, 2012.  The decline was primarily the result of the Company executing a strategy designed to diversify the Bank’s investment security portfolio.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB of Minneapolis.  At September 30, 2013, the Company had no federal funds sold.

The total of mortgage-backed securities and investment securities increased $52.5 million, or 4.7%, to $1.2 billion at September 30, 2013, as investment purchases exceeded related maturities, sales, and principal pay downs. The Company’s portfolio of securities consists primarily of mortgage-backed securities (MBS), which have relatively short expected lives and non-bank qualified obligations of states and political subdivisions (NBQ) which mature in approximately 15 years or less.  Of the total of $658.3 million of mortgage-backed securities, $581.4 million are classified as available for sale, and $76.9 million are classified as held to maturity.  Of the total of $510.9 million of investment securities, $299.8 million are classified as available for sale and $211.1 million are classified as held to maturity.  During fiscal 2013, the Company purchased $250.7 million of mortgage-backed securities with average lives of five years or less or stated final maturities of approximately 30 years or less and sold mortgage-backed securities in the amount of $79.6 million.  In addition, the Company purchased $264.1 million of investment securities which are primarily comprised of corporate and tax exempt bonds.  On May 6, 2013, the Company reclassified approximately $284.3 million from the AFS to the HTM category.  The reclassification resulted in the recording of an unrealized gain of $2.1 million which has been segregated within accumulated other comprehensive income and is being amortized through maturity.  See Note 3 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s portfolio of net loans receivable increased by $53.4 million, or 16.3%, to $380.4 million at September 30, 2013 from $327.0 million at September 30, 2012.  This increase primarily relates to an increase of $33.2 million in residential mortgage loans, a $12.8 million increase in agricultural operating loans and a $9.7 million increase in agricultural real estate loans, partially offset by a decrease in MPS consumer loans of $2.9 million.  See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system.  The FHLB requires a level of stock investment based on a pre-determined formula.  The Company’s investment in such stock increased $7.9 million, or 371.4%, to $10.0 million at September 30, 2013 from $2.1 million at September 30, 2012.  The increase was due to a modification in the FHLB stock buyback method which changed from a monthly to a daily buyback.

The Company has insurance receivables established for estimated recoveries from various lawsuits due from the Company’s insurance company.  This amount decreased $0.2 million to $0.4 million at September 30, 2013 from $0.6 million at September 30, 2012 as management revised the expected receipt of insurance proceeds related to a settled claim.  Foreclosed real estate and repossessed assets decreased to $0.1 million as compared to $0.8 million at September 30, 2012 due to sales and write offs exceeding the foreclosure of assets and loan collateral related to previously reported non-performing loans.

Intangible assets increased $0.3 million, or 14.9%, to $2.3 million at September 30, 2013, due to an increase in capitalized expense related to patents.

Assets held for sale increased $1.1 million at September 30, 2013 due to an expected sale of a branch in the Central Iowa market.

Total deposits decreased by $64.5 million, or 4.7%, to $1.3 billion at September 30, 2013 from $1.4 billion at September 30, 2012.  Deposits attributable to MPS were down $103.6 million, or 8.9%, at September 30, 2013, as compared to September 30, 2012.  This decrease results from timing of the settlement of funds due to the last day of the fiscal year falling on a Monday, versus a Friday, in the prior year.

The Company’s total borrowings increased $168.8 million, or 353.7%, from $47.7 million at September 30, 2012 to $216.5 million at September 30, 2013, primarily due to the increase in federal funds purchased.  See Notes 8, 9, and 10 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2013, the Company’s stockholders’ equity totaled $143.0 million, a decrease of $2.9 million from $145.9 million at September 30, 2012.  Components of stockholders’ equity changed due to issuances of common stock, an increase in retained earnings, and unrealized losses on investment securities due to market conditions.  At September 30, 2013, the Bank continues to meet regulatory requirements for classification as a well-capitalized institution.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

The Company’s results of operations are dependent on net interest income, provision for loan losses, non-interest income, non-interest expense, income tax expense, and other comprehensive loss or income.  Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows.  Notwithstanding that a significant amount of the Company’s deposits pay low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.  The Company’s non-interest income decreased in fiscal 2013 as compared to fiscal 2012 following an increase from fiscal 2011 to fiscal 2012.  Non-interest expense, related primarily to compensation and benefits and card processing expense, decreased in fiscal 2013 as compared to the prior two fiscal years.  A more detailed explanation of the factors responsible for results of operations of the Company is presented below.

The Company’s non-interest income is derived primarily from prepaid card, credit products, and ATM fees attributable to MPS and fees charged on bank loans and transaction accounts.  Non-interest income is also derived from net gains on the sale of securities available for sale as well as the Company’s holdings of bank owned life insurance.  This income is offset by expenses, such as compensation and occupancy expenses associated with additional personnel and office locations as well as card processing expenses attributable to MPS.  Non-interest expense is also impacted by occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

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

Year Ended September 30,		2013			2012			2011
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$340,702	$16,151	4.74%	$327,634	$18,058	5.51%	$338,114	$19,654	5.81%
Mortgage-backed securities	700,709	11,900	1.70%	756,465	16,133	2.13%	549,374	18,362	3.34%
Other investments and fed funds sold	598,003	10,925	2.61%	254,029	3,106	1.40%	181,514	1,043	0.57%
Total interest-earning assets	1,639,414	$38,976	2.66%	1,338,128	$37,297	2.82%	1,069,002	$39,059	3.65%
Non-interest-earning assets	72,600			61,978			67,114
Total assets	$1,712,014			$1,400,106			$1,136,116

Non-interest bearing deposits	$1,192,969	$-	0.00%	$1,018,748	$-	0.00%	$780,941	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,030	125	0.39%	33,555	252	0.75%	32,717	409	1.25%
Savings	27,907	39	0.14%	17,773	39	0.22%	11,248	37	0.33%
Money markets	40,694	100	0.25%	38,552	133	0.34%	34,975	234	0.67%
Time deposits	101,552	1,016	1.00%	105,605	1,782	1.69%	119,318	2,389	2.00%
FHLB advances	8,087	727	8.99%	11,000	670	6.09%	21,230	1,124	5.29%
Overnight fed funds purchased	129,016	423	0.33%	34,414	128	0.37%	18,086	57	0.32%
Other borrowings	20,839	524	2.51%	25,584	559	2.18%	16,322	497	3.04%
Total interest-bearing liabilities	360,125	2,954	0.82%	266,483	3,563	1.34%	253,896	4,747	1.87%
Total deposits and interest-bearing liabilities	1,553,094	$2,954	0.19%	1,285,231	$3,563	0.28%	1,034,837	$4,747	0.46%
Other non-interest bearing liabilities	15,605			22,198			19,956
Total liabilities	1,568,699			1,307,429			1,054,793
Stockholders' equity	143,315			92,677			81,323
Total liabilities and stockholders' equity	$1,712,014			$1,400,106			$1,136,116
Net interest income and netinterest rate spread including non-interest bearing deposits		$36,022	2.47%		$33,734	2.54%		$34,312	3.19%

Net interest margin			2.48%			2.56%			3.21%

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

Rate / Volume

Year Ended September 30,	2013 vs. 2012			2012 vs. 2011

	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets
Loans Receivable	$697	$(2,604)	$(1,907)	$(599)	$(997)	$(1,596)
Mortgage-backed securities	(1,132)	(3,101)	(4,233)	5,643	(7,872)	(2,229)
Other investments	4,773	3,046	7,819	444	1,619	2,063
Total interest-earning assets	$4,337	$(2,658)	$1,679	$5,488	$(7,250)	$(1,762)

Interest-bearing liabilities
Interest-bearing checking	$(11)	$(116)	$(127)	$10	$(167)	$(157)
Savings	17	(17)	-	17	(15)	2
Money markets	6	(39)	(33)	22	(123)	(101)
Time deposits	(66)	(700)	(766)	(258)	(349)	(607)
FHLB advances	(208)	265	57	162	(545)	(383)
Overnight fed funds purchased	310	(15)	295	-	-	-
Other borrowings	(112)	77	(35)	229	(167)	62
Total interest-bearing liabilities	$(63)	$(546)	$(609)	$182	$(1,366)	$(1,184)

Net effect on net interest income	$4,400	$(2,112)	$2,288	$5,306	$(5,884)	$(578)

Comparison of Operating Results for the Years Ended
September 30, 2013 and September 30, 2012

General.  The Company recorded net income of $13.4 million, or $2.38 per diluted share, for the year ended September 30, 2013 compared to $17.1 million, or $4.92 per diluted share, for the year ended September 30, 2012, a decrease of $3.7 million.  The decrease in net income was primarily caused by a $14.0 million decrease in non-interest income which reflected an $11.2 million net decrease in gains on sale of securities available for sale from fiscal 2012 to fiscal 2013, offset in part by an increase in net interest income, and decreases in provision for loan loss, non-interest expense, and tax expense.

Net Interest Income. Net interest income for fiscal 2013 increased by $2.3 million, or 6.8%, to $36.0 million from $33.7 million for the prior fiscal year.  Net interest margin decreased to 2.48% in fiscal 2013 as compared to 2.56% in fiscal 2012.

The Company’s average earning assets increased $301.3 million, or 22.5%, to $1.6 billion during fiscal 2013 from $1.3 billion during fiscal 2012.  The increase is primarily the result of the increase in the Company’s investment securities and non-bank qualified municipal portfolios.  Overall, asset yields declined by 16 basis points due to lower average rates.  The increase in average earning assets was offset by a change in the mix of earning assets favoring investment securities and a decrease in yields on mortgage-backed securities.

The Company’s average total deposits and interest-bearing liabilities increased $267.9 million, or 20.8%, to $1.6 billion during fiscal 2013 from $1.3 billion during fiscal 2012.  The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits and federal funds purchased.  The average outstanding balance of non-interest bearing deposits increased from $1.0 billion in fiscal 2012 to $1.2 billion in fiscal 2013.  The Company’s cost of total deposits and interest-bearing liabilities declined 9 basis points to 0.19% during fiscal 2013 from 0.28% during fiscal 2012 primarily due to continued migration to low and no-cost deposits provided by MPS.

Provision for Loan Losses. In fiscal 2013, the Company did not record a provision for loan loss, compared to $1.0 million for fiscal 2012.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management expects that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of drought weather conditions within our markets has the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the continuing slow economic environment may also negatively impact consumers’ repayment capacities.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2013 reflects an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, the OCC and the Federal Reserve, which can require the establishment of additional general or specific allowances.

Non‑Interest Income. Non-interest income decreased by $14.1 million, or 20.2%, to $55.5 million for fiscal 2013 from $69.6 million for fiscal 2012 due primarily to a decrease in the gain on sale of securities available for sale of $11.2 million related to the sale of the GNMA securities portfolio during fiscal year 2012. Fees earned on prepaid debit cards, credit products and other payment systems products and services decreased to $50.8 million for fiscal 2013 as compared to $53.2 million for fiscal 2012, primarily due to the exit from certain MPS credit sponsorship programs and a decrease in card fee income due to a temporary interruption at one MPS business partner.

Non-Interest Expense. Non-interest expense decreased by $1.1 million, or 1.4%, to $74.4 million for fiscal 2013 from $75.5 million for the same period in fiscal 2012.

The reduction in non-interest expense was attributable to a reduction in card processing expense, which declined $1.8 million from $17.4 million in fiscal 2012 to $15.6 million in fiscal 2013 due to lower volumes, a reduction in legal and consulting expenses of $1.2 million from $5.3 million in fiscal 2012 to $4.1 million in fiscal 2013, and a decrease in other expenses of $1.7 million, partially offset by an increase in compensation expense of $3.0 million.
Compensation expense totaled $34.1 million for fiscal 2013 as compared to $31.1 million for fiscal 2012.  Overall staffing is 5% higher than at September 30, 2012 primarily due to hiring in key areas relating to compliance and technology.

Impairment on assets held for sale was $0.6 million for fiscal year 2013 due to an expected sale of a branch in the Central Iowa market.

Income Tax Expense. Income tax expense for fiscal 2013 was $3.7 million, an effective tax rate of 21.6%, compared to a tax expense of $9.7 million, an effective tax rate of 36.1%, in fiscal 2012.  The decrease in the Company’s recorded income tax expense for the current fiscal year was impacted primarily by an increase in the volume of tax exempt municipal bonds and, to a lesser extent, the purchase of additional bank-owned life insurance.  The nature and timing of the items discussed above resulted in a lower effective tax rate for fiscal 2013 compared to fiscal 2012.

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

Critical Accounting Estimates

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance as of both September 30, 2013 and September 30, 2012 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Each quarter the Company evaluates the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.  If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Assumptions and estimates about future values and remaining useful lives of the Company’s intangible and other long-lived assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and internal forecasts.  Although the Company believes the historical assumptions and estimates used are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.  As of September 30, 2013 and 2012, the Company had no goodwill.

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

In fiscal 2013, 2012 and 2011, there were no other than temporary impairment losses.

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

Interest Rate Risk

Overview.  The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings.  The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities mature or reprice more rapidly than its interest-earning assets.  The interest rate risk process is designed to compare income simulations in market scenarios designed to alter the direction, magnitude, and speed of interest rate changes, as well as the slope of the yield curve.  The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

Earnings at risk and economic value analysis. As a continuing part of its financial strategy, the Bank considers methods of managing an asset/liability mismatch consistent with maintaining acceptable levels of net interest income.  In order to properly monitor interest rate risk, the Board of Directors has created an Investment Committee whose principal responsibilities are to assess the Bank’s asset/liability mix and implement strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates.

The Company uses two approaches to model interest rate risk: Earnings at Risk (EAR analysis) and Economic Value of Equity (EVE analysis).  Under EAR analysis, net interest income is calculated for each interest rate scenario to the net interest income forecast in the base case.  EAR analysis measures the sensitivity of interest sensitive earnings over a one year minimum time horizon.  The results are affected by projected rates, prepayments, caps and floors. Market implied forward rates and various likely and extreme interest rate scenarios can be used for EAR analysis.  These likely and extreme scenarios can include rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models -100, +100, +200, +300 basis point parallel shifts in market interest rates over the next one-year period.  Due to the current low level of interest rates, only a -100 basis point parallel shift is represented.

The Company is within Board policy limits for all scenarios. The table below shows the results of the scenario as of September 30, 2013:

Table Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300
Basis Point Change Scenario	-1.9%	-3.4%	-7.0%	-10.6%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%

The EAR analysis reported at September 30, 2013, shows that more liabilities, (primarily the overnight federal funds purchased) than assets will reprice over the modeled one-year period.

The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing.  Interest rate risk (IRR) is a snapshot in time. The Company’s IRR results vary depending on which day of the week this snapshot is taken. IRR was negatively affected because fiscal year end 2013 ended on a Monday. Due to payroll processing timing, Monday’s tend to necessitate a higher than average amount of overnight federal funds purchased, which is typically paid down throughout the week. The Company anticipates improved IRR results in an upward interest rate environment based on expected non-interest bearing deposit growth from December through March.

The following table shows the income sensitivity of selected assets and liabilities to changes in market interest rates (dollars in thousands).  The changes in interest income and expense is in comparison to base case figures of total interest –sensitive assets of $40.5 million (investments and other earning assets of $21.8 million and total loans of $18.6 million) and total interest-sensitive expense of $2.1 million (interest-bearing deposits of $1.0 million and total borrowings of $1.1 million).

		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets	Assets	-100	+100	+200	+300
Total Loans	380,265	23.9%	18,012	19,359	20,120	20,895
Total Investments (non-TEY) and other Earning Assets	1,213,777	76.1%	21,186	22,706	23,538	24,393
Total Interest -Sensitive Income	1,594,042	100.0%	39,198	42,065	43,658	45,288
Total Interest-Bearing Deposits	229,025	52.6%	705	2,008	3,061	4,166
Total Borrowerings	206,146	47.4%	873	3,025	4,935	6,845
Total Interest-Sensitive Expense	435,171	100.0%	1,578	5,033	7,996	11,011

The Company believes that its growing portfolio of non-interest bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less increase expected relative to other banks.  Beginning in June 2012, the Company began executing a strategy designed to diversify the Bank’s investment security portfolio.  The largest portion of this new investment strategy involved the purchase of non-bank qualified municipal bonds.  These municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation uses the Company’s cost of funds as one of its components.  With this cost of funds being low due to the volume of non-interest bearing deposits generated by the MPS division, the tax equivalent yield for these bonds is higher than a similar term investment in other investment categories and higher than many other banks can realize on the same instruments.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments, is derived under each rate scenario.  The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models immediate -100, +100, +200 and +300 basis point parallel shifts in market interest rates.  Due to the current low level of interest rates, only a -100 basis point parallel shift is represented.

The Company is within Board policy limits for all basis point scenarios. The table below shows the results of the scenario as of September 30, 2013:

	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300
Basis Point Change Scenario	-1.9%	-2.4%	-7.4%	-13.6%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%

The EVE at risk reported at September 30, 2013, shows that as interest rates increase immediately, the economic value of equity position will decrease, since the amount of the assets is greater than the amount of liabilities.

The following table details the economic value sensitivity to changes in market interest rates at September 30, 2013, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that, in a +100 or +200 higher rate scenario, total assets are less sensitive than total liabilities.  Investments and other earning assets contribute to sensitivity, largely due to fixed rate securities investments.  This sensitivity is offset by the non-interest bearing deposits.

Table Economic Value Sensitivity

	Book	% of Total Earning	Change in Economic Value for a given change in interest rates
Economic Value Sensitivity	Value	Assets	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario			-100	+100	+200	+300
Total Loans	380,265	22.1%	2.1%	-2.8%	-5.7%	-8.4%
Total Investments & other Earning Assets	1,312,047	77.9%	4.2%	-4.5%	-9.0%	-13.4%
Assets	1,692,312	100.0%	3.7%	-4.1%	-8.3%	-12.3%
Interest Bearing Deposits	229,025	14.7%	1.5%	-1.5%	-2.8%	-3.9%
Non-Interest Bearing Deposits	1,095,270	70.2%	6.4%	-6.1%	-11.6%	-16.5%
Total Borrowings & Other Liabilities	222,792	15.1%	0.2%	-0.2%	-0.4%	-0.7%
Liabilities	1,547,087	100.0%	4.6%	-4.4%	-8.4%	-12.0%

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

Asset Quality

It is management’s belief, based on information available at fiscal year end, that the Company’s current asset quality is satisfactory.  At September 30, 2013, non-performing assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, foreclosed real estate, and repossessed consumer property, totaled $0.8 million, or 0.05% of total assets, compared to $2.6 million, or 0.2% of total assets, at September 30, 2012.

Impaired/non-accruing loans at September 30, 2013 totaled $0.7 million.  There were $0.1 million in foreclosed real estate and repossessed assets at September 30, 2013.

The Company maintains an allowance for loan losses because it is probable that some loans may not be repaid in full.  At September 30, 2013, the Company had an allowance for loan losses in the amount of $3.9 million as compared to $4.0 million at September 30, 2012.  Management’s periodic review of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall loan portfolio and is available for any loan charge-offs that may occur.  As stated previously, there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Bank is subject to review by the OCC, which has the authority to require management to make changes to the allowance for loan losses, and the Company is subject to similar review by the Federal Reserve.

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

At September 30, 2013, $429,000 of the allowance for loan losses was allocated to impaired loans, representing 18.0% of the related loan balances.  See Note 4 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  $628,000 of the allowance was allocated to other identified problem loan situations, representing 2.5% of the related loan balances, and $2.9 million, representing 0.8% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and general economic conditions.  At September 30, 2012, $363,000 of the allowance for loan losses was allocated to impaired loans, representing 4.0% of the related loan balances.  $272,000 was allocated to other identified problem loan situations, and $3.3 million was allocated against losses from the overall loan portfolio based on historical loss experience and general economic conditions.

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

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses.  Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms.  The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree or risk associated with these loans.  The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types.  At September 30, 2013, potential problem loans totaled $5.2 million, compared to $2.7 million at September 30, 2012.  The $2.5 million increase in potential problem loans since September 30, 2012, was primarily due to a $2.7 million increase in the commercial real estate and multi-family categories, which was partially offset in all other loan categories.

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

Liquidity management is both a daily and long-term function of the Company’s management strategy.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) the projected availability of purchased loan products, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term government agency or instrumentality obligations.  If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and other wholesale funding sources.  The Company is not aware of any significant trends in the Company’s liquidity or its ability to borrow additional funds if needed.

By letter dated December 28, 2010, the OTS directed the Bank not to increase the amount of brokered deposits from the amount it held at December 28, 2010 without the prior written non-objection of the OTS Regional Director.  The Bank believes it did not hold any brokered deposits on December 28, 2010 or thereafter and informed OTS of its position.  Consequently, the Bank does not anticipate seeking such approval.  At the direction of the OTS, the Bank requested the FDIC to confirm that deposits related to a specific prepaid program were not brokered deposits.  The Bank tendered its request to the FDIC in December 2010.  At the time the directive was issued, OTS staff stated that it would not seek retroactively to enforce the directive for any growth that occurs subsequent to December 28, 2010, given the Bank’s request to the FDIC.  Thereafter, the Bank was advised that the FDIC would consider the Bank’s request in the context of its now completed broader industry study of brokered deposits in general, but to date has been given no instruction to change its position.  By letter dated October 11, 2013, the Bank was advised by OCC that the directive issued on December 28, 2010 had been terminated.

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

The primary investing activities of the Company are the origination and purchase of loans and the purchase of securities.  During the years ended September 30, 2013, 2012 and 2011, the Company originated loans totaling $0.3 billion, $1.0 billion, and $1.1 billion, respectively.  In fiscal 2012 and 2011, most of these loans were sold without recourse after origination.  Purchases of loans totaled $4.7 million, $7.7 million and, $5.8 million during the years ended September 30, 2013, 2012 and 2011, respectively.  During the years ended September 30, 2013, 2012 and 2011, the Company purchased mortgage-backed securities and other securities in the amount of $514.8 million, $1.4 billion and $289.8 million, respectively.  Of these purchases in 2013, $8.9 million were securities designated as held to maturity.

At September 30, 2013, the Company had unfunded loan commitments of $102.9 million.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Certificates of deposit scheduled to mature in one year or less from September 30, 2013 totaled $96.4 million.  Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits.  Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2013 (dollars in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Time deposits	$131,599	$96,366	$26,943	$8,290	$-
Long-term debt	7,000	-	-	-	7,000
Short-term debt	199,146	199,146	-	-	-
Operating leases	7,641	1,389	2,721	1,639	1,892
Subordinate debentures
Issued to capital trust	10,310	-	-	-	10,310
Data processing services	10,589	2,296	4,295	3,998	-
Total	$366,285	$299,197	$33,959	$13,927	$19,202

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

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

At the Bank level, the Board of Directors approved a goal for the Bank to achieve a 9% Tier 1 capital to adjusted total assets ratio during fiscal 2013.  At September 30, 2013, the Bank’s Tier 1 capital to adjusted total assets ratio was 9.38%. This ratio was in excess of our goal and also well above the five percent minimum to attain well‑capitalized status.

The Board of Directors is also mindful of new capital rules that will increase bank and holding company capital requirements and liquidity requirements.  No assurance can be granted that our regulators will consider our liquidity level, or our capital level, though substantially in excess of current rules pursuant to which we are considered “well-capitalized, to be sufficiently high in the future.

Off-Balance Sheet Financing Arrangements

For discussion of the Company’s off-balance sheet financing arrangements, see Note 15 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Depending on the extent to which the commitments or contingencies described in Note 15 occur, the effect on the Company’s capital and net income could be significant.

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

Impact of New Accounting Standards

See Note 1 to the Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio, and due to the relatively short-term nature of its borrowed funds.  The Company believes that its growing portfolio of low- or no-cost deposits provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio.  This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compresses the Company’s net interest margin.  As a result of the Company’s interest rate risk exposure in this regard, the Company has elected not to enter in to any new longer term wholesale borrowings, and generally has not emphasized longer term time deposit products.

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

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements
Statements of Financial Condition
Statements of Operations
Statements of Comprehensive Income (Loss)
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Meta Financial Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries (the Company) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meta Financial Group, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 16, 2013 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
December 16, 2013

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	September 30, 2013	September 30, 2012

Cash and cash equivalents	$40,063	$145,051
Investment securities available for sale	299,821	435,250
Mortgage-backed securities available for sale	581,372	681,442
Investment securities held to maturity	211,099	-
Mortgage-backed securities held to maturity	76,927	-
Loans receivable - net of allowance for loan losses of $3,930 at September 30, 2013 and $3,971 at September 30, 2012	380,428	326,981
Federal Home Loan Bank stock, at cost	9,994	2,120
Accrued interest receivable	8,582	6,710
Insurance receivable	400	581
Premises, furniture, and equipment, net	17,664	17,738
Bank-owned life insurance	33,830	14,832
Foreclosed real estate and repossessed assets	116	838
Intangible assets	2,339	2,035
MPS accounts receivable	3,707	5,763
Assets held for sale	1,120	-
Other assets	24,527	9,557

Total assets	$1,691,989	$1,648,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,086,258	$1,181,299
Interest-bearing checking	31,181	33,094
Savings deposits	26,229	26,053
Money market deposits	40,016	38,585
Time certificates of deposit	131,599	100,763
Total deposits	1,315,283	1,379,794
Advances from Federal Home Loan Bank	7,000	11,000
Federal funds purchased	190,000	-
Securities sold under agreements to repurchase	9,146	26,400
Subordinated debentures	10,310	10,310
Accrued interest payable	291	177
Contingent liability	331	1,719
Accrued expenses and other liabilities	16,644	73,639
Total liabilities	1,549,005	1,503,039

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 and 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2013 and 2012, respectively	-	-
Common stock, $.01 par value; 10,000,000 and 10,000,000 shares authorized,6,132,744 and 5,576,099 shares issued, 6,070,654 and 5,443,881 shares outstanding at September 30, 2013 and 2012, respectively	61	56
Additional paid-in capital	92,963	78,769
Retained earnings	71,268	60,776
Accumulated other comprehensive income (loss)	(20,285)	8,513
Treasury stock, 62,090 and 132,218 common shares, at cost, at September 30, 2013 and 2012, respectively	(1,023)	(2,255)
Total stockholders’ equity	142,984	145,859

Total liabilities and stockholders’ equity	$1,691,989	$1,648,898

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,
	2013	2012	2011

Interest and dividend income:
Loans receivable, including fees	$16,151	$18,058	$19,654
Mortgage-backed securities	11,900	16,133	18,362
Other investments	10,925	3,106	1,043
	38,976	37,297	39,059
Interest expense:
Deposits	1,280	2,205	3,069
FHLB advances and other borrowings	1,674	1,358	1,678
	2,954	3,563	4,747
Net interest income	36,022	33,734	34,312
Provision for loan losses	-	1,049	278
Net interest income after provision for loan losses	36,022	32,685	34,034
Non-interest income:
Card fees	50,790	53,220	53,890
Gain (loss) on sale of securities available for sale, net	2,546	13,755	1,793
Bank-owned life insurance income	998	511	526
Loan fees	868	1,190	417
Deposit fees	632	616	649
Gain (loss) on foreclosed real estate	(268)	(38)	53
Other income	(63)	320	163
Total non-interest income	55,503	69,574	57,491

Non-interest expense:
Compensation and benefits	34,106	31,104	30,467
Card processing expense	15,584	17,373	23,286
Occupancy and equipment expense	8,479	8,489	8,467
Legal and consulting expense	4,048	5,255	5,156
Data processing expense	1,228	1,141	1,092
Marketing	981	1,047	1,260
Impairment on assets held for sale	589	-	-
Goodwill impairment	-	-	1,508
Other expense	9,388	11,054	12,026
Total non-interest expense	74,403	75,463	83,262

Income before income tax expense	17,122	26,796	8,263
Income tax expense	3,704	9,682	3,623

Net income	$13,418	$17,114	$4,640

Earnings per common share:
Basic	$2.40	$4.94	$1.49
Diluted	$2.38	$4.92	$1.49

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	For the Years Ended September 30,
	2013	2012	2011

Net income	$13,418	$17,114	$4,640

Other comprehensive income:
Change in net unrealized gain (loss)on securities	(44,301)	17,280	9,464
Losses (gains) realized in net income	(2,546)	(13,755)	(1,793)
	(46,847)	3,525	7,671
Deferred income tax effect	(18,049)	1,348	2,934
Total other comprehensive income (loss)	(28,798)	2,177	4,737
Total comprehensive income (loss)	$(15,380)	$19,291	$9,377

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended September 30, 2011, 2012 and 2013

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2010	$34	$32,381	$42,475	$1,599	$(4,445)	$72,044

Cash dividends declared on common stock ($.52 per share)	-	-	(1,621)	-	-	(1,621)

Issuance of common shares from the sales of equity securities	-	-	-	-	-	-

Issuance of 13,776 common shares from treasury stock due to exercise of stock options	-	(112)	-	-	687	575

Stock compensation	-	202	-	-	-	202

Change in net unrealized gains on securities available for sale, net

Net income	-	-	4,640	-	-	4,640

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Cash dividends declared on common stock ($.52 per share)	-	-	(1,832)	-	-	(1,832)

Issuance of common shares from the sales of equity securities	22	45,999	-	-	-	46,021

Issuance of 19,669 common shares from treasury stock due to exercise of stock options	-	272	-	-	1,503	1,775

Stock compensation	-	27	-	-	-	27

Change in net unrealized gains on securities available for sale, net

Net income	-	-	17,114	-	-	17,114

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Cash dividends declared on common stock ($0.52 per share)	-	-	(2,926)	-	-	(2,926)

Issuance of common shares from the sales of equity securities	5	12,713	-	-	-	12,718

Issuance of common shares from treasury stock due to exercise of stock options	-	1,316	-	-	1,232	2,548

Stock compensation	-	165	-	-	-	165

Net change in unrealized losses on securities, net of income taxes	-	-	-	(28,798)	-	(28,798)

Net income	-	-	13,418	-	-	13,418

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Years Ended September 30,
	2013	2012	2011

Cash flows from operating activities:
Net income	$13,418	$17,114	$4,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	21,104	20,349	9,758
Disbursement of non-real estate consumer loans originated for sale	-	(621,285)	(848,671)
Proceeds from sale of non-real estate consumer loans	-	623,469	848,553
Disbursement of 1-4 family residential mortgage loans originated for sale	-	-	(2,370)
Proceeds from sale of 1-4 family residential mortgage loans	-	368	3,627
Loss (gain) on sale of loans	-	7	(188)
Provision (recovery) for loan losses	-	1,049	278
Provision (recovery) for deferred taxes	(395)	988	(938)
Gain on sale of investments available for sale, net	(2,546)	(13,755)	(1,793)
(Gain) loss on other assets	577	(1,018)	102
Net change in accrued interest receivable	(1,872)	(2,577)	626
Goodwill impairment	-	-	1,508
Impairment on assets held for sale	589	-	-
Net change in other assets	(10,874)	4,653	923
Net change in accrued interest payable	114	(46)	(169)
Net change in accrued expenses and other liabilities	(43,183)	50,674	5,972
Net cash provided by (used in) operating activities	(23,068)	79,990	21,858

Cash flows from investing activities:
Purchase of securities available for sale	(505,863)	(1,393,844)	(289,777)
Proceeds from sales of securities available for sale	209,172	678,833	55,791
Proceeds from maturities and principal repayments of securities available for sale	187,245	217,986	125,085
Purchase of securities held to maturity	(8,946)	-	-
Proceeds from maturities and principal repayments of securities held to maturity	3,837	-	-
Purchase of bank-owned life insurance	(18,000)	-	-
Loans purchased	(4,699)	(7,697)	(5,820)
Loans sold	(19,922)	(16,740)	(49,373)
Net change in loans receivable	(28,826)	5,011	103,229
Proceeds from sales of foreclosed real estate	478	4,941	1,047
Federal Home Loan Bank stock purchases	(414,833)	(122,189)	-
Federal Home Loan Bank stock redemptions	406,959	124,806	546
Proceeds from the sale of premises and equipment	-	25	98
Purchase of premises and equipment	(5,262)	(4,127)	(1,832)
Other, net	-	(1,347)	(2,935)
Net cash provided by (used in) investing activities	(198,660)	(514,342)	(63,941)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	(96,954)	253,973	273,676
Net change in time deposits	32,443	(15,799)	(29,510)
Repayment of FHLB and other borrowings	(4,000)	-	(11,000)
Proceeds from federal funds purchased	190,000	-	-
Net change in securities sold under agreements to repurchase	(17,254)	18,345	(849)
Cash dividends paid	(2,926)	(1,832)	(1,621)
Stock compensation	165	27	202
Proceeds from issuance of common stock	15,266	47,796	575
Net cash provided by (used in) financing activities	116,740	302,510	231,473

Net change in cash and cash equivalents	(104,988)	(131,842)	189,390

Cash and cash equivalents at beginning of year	145,051	276,893	87,503
Cash and cash equivalents at end of year	$40,063	$145,051	$276,893

	For the Years Ended September 30,
	2013	2012	2011

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,840	$3,609	$4,916
Income taxes	3,831	8,478	3,255

Supplemental disclosure of non-cash investing and financing activities:
Net loans transferred to foreclosed real estate	$165	$3,247	$2,370
Assets transferred to held for sale	$1,709	$-	$-
Securities transferred from available for sale to held to maturity	$282,195	$-	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Meta Financial Group, Inc. (the “Company”), a unitary savings and loan holding company located in Sioux Falls, South Dakota, and its wholly-owned subsidiaries which include MetaBank (the “Bank”), a federally chartered savings bank whose primary federal regulator is the Office of the Comptroller of the Currency and First Services Financial Limited, which offered noninsured investment products and was dissolved on December 3, 2013.  The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities.  The Trust is not included in the consolidated financial statements of the Company.  All significant intercompany balances and transactions have been eliminated.

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION

The primary source of income relates to payment processing services for prepaid debit cards, ATM sponsorship, and other money transfer systems and services.  Additionally, a significant source of income for the Company is interest from the purchase or origination of consumer, commercial, agricultural, commercial real estate, and residential real estate loans.    The Company accepts deposits from customers in the normal course of business primarily in northwest and central Iowa and eastern South Dakota and on a national basis for the MPS division.  The Company operates in the banking industry, which accounts for the majority of its revenues and assets.  The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the management approach model, the Company has determined that its business is comprised of two reporting segments.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain significant estimates include the allowance for loan losses, the valuation of intangible assets and the fair values of securities and other financial instruments.  These estimates are reviewed by management regularly; however, they are particularly susceptible to significant changes in the future.

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  The total of those reserve balances was $4.1 million and $6.7 million at September 30, 2013 and 2012, respectively.  The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB, and other private institutions.  At September 30, 2013 the Company had no interest bearing deposits held at the FHLB and $25.7 million in interest bearing deposits held at the FRB.  At September 30, 2013 the Company had no federal funds sold.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES

Generally accepted accounting principles require that, at acquisition, an enterprise classify debt securities into one of three categories: Available for sale (AFS), Held to Maturity (HTM) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (AOCI). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta Financial has no trading securities.

The Company classifies the preponderance of its securities as available for sale.  Available for sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  During the 2013 fiscal year, the Company reclassified a portion of its securities portfolio from the AFS to the HTM category.  The reclassification was made to better reflect the revised intentions of the Company to maintain these securities in its portfolio; in response to the potential impact on tangible book value should interest rates rise, due to the mark to market on these bonds; and to mitigate possible negative impacts on its regulatory capital under the proposed Dodd-Frank and Basel III capital guidelines, whereby unrealized losses on AFS securities could become a direct deduction from regulatory capital.  Subsequent to the reclassification and prior to June 30, 2013, the Basel III Accord was finalized and clarified that unrealized losses and gains on securities will not affect regulatory capital for those companies that opt out of the requirement, which the Company intends to do.

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operations at the time of sale.  Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security using the level yield method, is included in income as earned.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company considers these valuations supplied by a third party provider which utilizes several sources for valuing fixed-income securities.  Sources utilized by the third party provider include pricing models that vary based by asset class and include available trade, bid, and other market information.  This methodology includes broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs.

Securities Impairment

Management continually monitors the investment security portfolio for impairment on a security by security basis and has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves the consideration of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment for the difference between amortized cost and fair value.  If the Company does not expect to recover the amortized cost basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell the security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income, net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security.  In fiscal 2013, 2012 and 2011, there was no other-than-temporary impairment recorded.

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

Interest income on loans is accrued over the term of the loans based upon the amount of principal outstanding except when serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued.  Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has demonstrated a continued ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method.

As part of the Company’s ongoing risk management practices, management attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay.  Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance.  Each occurrence is unique to the borrower and is evaluated separately.  In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, the Company identifies and reports that loan as a troubled debt restructuring (“TDR”).  Management considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed.  As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.  Additionally, the Company structures loan modifications with the intent of strengthening repayment prospects.

The Company considers whether a borrower is experiencing financial difficulties, as well as whether a concession has been granted to a borrower determined to be troubled, when determining whether a modification meets the criteria of being a TDR.  For such purposes, evidence which may indicate that a borrower is troubled includes, among other factors, the borrower’s default on debt, the borrower’s declaration of bankruptcy or preparation for the declaration of bankruptcy, the borrower’s forecast that entity-specific cash flows will be insufficient to service the related debt, or the borrower’s inability to obtain funds from sources other than existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor.  If a borrower is determined to be troubled based on such factors or similar evidence, a concession will be deemed to have been granted if a modification of the terms of the debt occurred that management would not otherwise consider.  Such concessions may include, among other modifications, a reduction of the stated interest for the remaining original life of the debt, an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, a reduction of accrued interest, or a reduction of the face amount or maturity amount of the debt.

Loans that are reported as TDRs apply the identical criteria in the determination of whether the loan should be accruing or nonaccruing.  The event of classifying the loan as a TDR due to a modification of terms may be independent from the determination of accruing interest on a loan.

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan will be charged to current income.  The loan will remain on a non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance.

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS

The Company, from time to time, sells whole loans and loan participations, generally without recourse.    Sold loans are not included in the consolidated financial statements.  The Bank generally retains the right to service the sold loans for a fee.  At September 30, 2013 and 2012, the Bank was servicing loans for others with aggregate unpaid principal balances of $17.3 million and $14.5 million, respectively.

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

Smaller-balance homogenous loans are collectively evaluated for impairment.  Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, manufactured homes, home equity and second mortgage loans.  Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment.  When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 90 days or more.  Non-accrual loans and all troubled debt restructurings are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination.  For tax positions not meeting the more likely than not test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

PREMISES, FURNITURE, AND EQUIPMENT

Land is carried at cost.  Buildings, furniture, fixtures, leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization computed principally by using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, and 2 to 15 years for leasehold improvements, and for furniture, fixtures and equipment.  These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

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

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated statements of financial condition as a reduction of stockholders’ equity.  Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.  The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.  At September 30, 2013 and 2012, all shares in the ESOP were allocated.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.

INTANGIBLE ASSETS

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

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes the change in net unrealized gains and losses on securities available for sale, net of reclassification adjustments and tax effects.  Accumulated other comprehensive income is recognized as a separate component of stockholders’ equity.

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

A public entity was required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011.  Early adoption was not permitted.  In the period of adoption, a reporting entity was required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.  The Company adopted ASU 2011-04 for the interim period ending March 31, 2012 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flow.

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

For a public entity, the ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASU 2011-05 for the interim period ending December 31, 2012.

Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

This ASU permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Prior to this ASU, entities were required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under this update, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. The update was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists.  The objective of this ASU is to eliminate diversity in practice related to this topic.  The ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward except in certain situations.  The update is effective for annual and interim periods beginning after December 15, 2013, and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2.  EARNINGS PER COMMON SHARE (EPS)

A reconciliation of the net income and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2013, 2012 and 2011 is presented below.

	2013	2012	2011
	(Dollars in Thousands, Except Share and Per Share Data)
Earnings
Net income	$13,418	$17,114	$4,640

Basic EPS
Weighted average common shares outstanding	5,595,733	3,460,877	3,116,302
Less weighted average nonvested shares	(2,032)	-	(1,667)
Weighted average common shares outstanding	5,593,701	3,460,877	3,114,635

Earnings Per Common Share
Basic	$2.40	$4.94	$1.49

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	5,593,701	3,460,877	3,114,635
Add dilutive effect of assumed exercises of stock options, net of tax benefits	53,437	19,601	1,239
Weighted average common and dilutive potential common shares outstanding	5,647,138	3,480,478	3,115,874

Earnings Per Common Share
Diluted	$2.38	$4.92	$1.49

Stock options totaling 88,828, 308,351 and 365,488 were not considered in computing diluted earnings per common share for the years ended September 30, 2013, 2012, and 2011, respectively, because they were not dilutive.

NOTE 3.  SECURITIES

Securities available for sale were as follows at September 30,

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2013	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$52,897	$136	$(4,249)	$48,784
Asset backed securities	-	-	-	-
Agency and instrumentality securities	-	-	-	-
Small business administration securities	10,099	482	-	10,581
Obligations of states and political subdivisions	1,880	-	(153)	1,727
Non-bank qualified obligations of states and political subdivisions	255,189	-	(16,460)	238,729
Mortgage-backed securities	596,343	3,968	(18,939)	581,372
Total debt securities	$916,408	$4,586	$(39,801)	$881,193

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2012	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$67,615	$1,399	$(3,517)	$65,497
Asset backed securities	40,828	496	-	41,324
Agency and instrumentality securities	39,266	201	-	39,467
Small business administration securities	19,939	-	(25)	19,914
Obligations of states and political subdivisions	12,593	560	-	13,153
Non-bank qualified obligations of states and political subdivisions	254,789	1,487	(381)	255,895
Mortgage-backed securities	667,876	13,597	(31)	681,442
Total debt securities	$1,102,906	$17,740	$(3,954)	$1,116,692

Securities held to maturity were as follows at September 30,
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2013	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$10,003	$-	$(390)	$9,613
Obligations of states and political subdivisions	19,549	13	(1,220)	18,342
Non-bank qualified obligations of states and political subdivisions	181,547	-	(12,085)	169,462
Mortgage-backed securities	76,927	-	(3,826)	73,101
Total debt securities	$288,026	$13	$(17,521)	$270,518

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
2012	COST	GAINS	(LOSSES)	VALUE
(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$-	$-	$-	$-
Obligations of states and political subdivisions	-	-	-	-
Non-bank qualified obligations of states and political subdivisions	-	-	-	-
Mortgage-backed securities	-	-	-	-
Total debt securities	$-	$-	$-	$-

Included in securities available for sale are trust preferred securities as follows:

At September 30, 2013
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,984	$4,100	$(884)	BBB-	Baa3
Huntington Capital Trust II SE	4,976	4,075	$(901)	BB+	Baa3
PNC Capital Trust	4,959	4,175	$(784)	BBB	Baa2
Wells Fargo (Corestates Capital) Trust	4,399	4,050	$(349)	A-	A3
Total	$19,318	$16,400	$(2,918)

________________________________________
(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

At September 30, 2012
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,983	$3,817	$(1,166)	BBB-	Baa3
Huntington Capital Trust II SE	4,974	3,540	(1,434)	BB+	Baa3
PNC Capital Trust	4,956	4,107	(849)	BBB	Baa2
Total	$14,913	$11,464	$(3,449)

________________________________________
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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2013 and 2012 are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$29,312	$(1,433)	$13,477	$(2,816)	$42,789	$(4,249)
Obligations of states and political subdivisions	1,727	(153)	-	-	1,727	(153)
Non-bank qualified obligations of states and political subdivisions	238,729	(16,460)	-	-	238,729	(16,460)
Mortgage-backed securities	357,850	(18,939)	-	-	357,850	(18,939)
Total debt securities	$627,618	$(36,985)	$13,477	$(2,816)	$641,095	$(39,801)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$14,396	$(3,517)	$14,396	$(3,517)
Small business administration securities	19,914	(25)	-	-	19,914	(25)
Non-bank qualified obligations of states and political subdivisions	55,569	(381)	-	-	55,569	(381)
Mortgage-backed securities	28,731	(31)	-	-	28,731	(31)
Total debt securities	$104,214	$(437)	$14,396	$(3,517)	$118,610	$(3,954)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$9,613	$(390)	$-	$-	$9,613	$(390)
Obligations of states and political subdivisions	17,253	(1,220)	-	-	17,253	(1,220)
Non-bank qualified obligations of states and political subdivisions	169,462	(12,085)	-	-	169,462	(12,085)
Mortgage-backed securities	73,101	(3,826)	-	-	73,101	(3,826)
Total debt securities	$269,429	$(17,521)	$-	$-	$269,429	$(17,521)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2012	Value	(Losses)	Value	(Losses)	Value	(Losses)
(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	-	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	-	-
Non-bank qualified obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-
Total debt securities	$-	$-	$-	$-	$-	$-

As of September 30, 2013, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2013 and 2012.

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

Available For Sale	AMORTIZED	FAIR
	COST	VALUE
September 30, 2013	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	9,929	10,061
Due after five years through ten years	162,203	155,014
Due after ten years	147,933	134,746
	320,065	299,821
Mortgage-backed securities	596,343	581,372
Total debt securities	$916,408	$881,193

	AMORTIZED	FAIR
	COST	VALUE
September 30, 2012	(Dollars in Thousands)

Due in one year or less	$100	$101
Due after one year through five years	19,066	19,553
Due after five years through ten years	150,095	151,701
Due after ten years	265,769	263,895
	435,030	435,250
Mortgage-backed securities	667,876	681,442
Total debt securities	$1,102,906	$1,116,692

Held To Maturity	AMORTIZED	FAIR
	COST	VALUE
September 30, 2013	(Dollars in Thousands)

Due in one year or less	$649	$649
Due after one year through five years	2,234	2,203
Due after five years through ten years	50,547	47,519
Due after ten years	157,669	147,046
	211,099	197,417
Mortgage-backed securities	76,927	73,101
Total debt securities	$288,026	$270,518

	AMORTIZED	FAIR
	COST	VALUE
September 30, 2012	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
	-	-
Mortgage-backed securities	-	-
Total debt securities	$-	$-

Activities related to the sale of securities available for sale are summarized below.

	2013	2012	2011
	(Dollars in Thousands)

Proceeds from sales	$209,172	$678,833	$55,791
Gross gains on sales	2,947	15,426	1,793
Gross losses on sales	401	1,671	-

NOTE 4.  LOANS RECEIVABLE, NET

Year end loans receivable were as follows:
	September 30, 2013	September 30, 2012
	(Dollars in Thousands)

One to four family residential mortgage loans	$82,287	$49,134
Commercial and multi-family real estate loans	192,786	191,905
Agricultural real estate loans	29,552	19,861
Consumer loans	30,314	32,838
Commercial operating loans	16,264	16,452
Agricultural operating loans	33,750	20,981
Total Loans Receivable	384,953	331,171

Less:
Allowance for loan losses	(3,930)	(3,971)
Net deferred loan origination fees	(595)	(219)
Total Loans Receivable, Net	$380,428	$326,981

Annual activity in the allowance for loan losses was as follows:

Year ended September 30,	2013	2012	2011
	(Dollars in Thousands)

Beginning balance	$3,971	$4,926	$5,234
Provision (recovery) for loan losses	-	1,049	278
Recoveries	179	99	521
Loan charge offs	(220)	(2,103)	(1,107)
Ending balance	$3,930	$3,971	$4,926

Allowance for Loan Losses and Recorded Investment in loans at September 30, 2013 and 2012 are as follows:

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Year Ended September 30, 2013

Allowance for loan losses:
Beginning balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971
Provision (recovery) for loan losses	163	(1,095)	111	71	(63)	267	546	-
Loan charge offs	(25)	(194)	-	(1)	-	-	-	(220)
Recoveries	2	113	-	1	63	-	-	179
Ending balance	$333	$1,937	$112	$74	$49	$267	$1,158	$3,930

Ending balance: individually evaluated for impairment	$25	$404	$-	$-	$-	$-	$-	$429
Ending balance: collectively evaluated for impairment	$308	$1,533	$112	$74	$49	$267	$1,158	$3,501

Loans:
Ending balance: individually evaluated for impairment	$641	$6,634	$-	$-	$45	$-	$-	$7,320
Ending balance: collectively evaluated for impairment	$81,646	$186,152	$29,552	$30,314	$16,219	$33,750	$-	$377,633
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Year Ended September 30, 2012

Allowance for loan losses:
Beginning balance	$165	$3,901	$-	$16	$36	$67	$741	$4,926
Provision (recovery) for loan losses	30	1,266	1	(11)	9	(117)	(129)	1,049
Loan charge offs	(3)	(2,094)	-	(6)	-	-	-	(2,103)
Recoveries	1	40	-	4	4	50	-	99
Ending balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971

Ending balance: individually evaluated for impairment	$16	$346	$-	$-	$1	$-	$-	$363
Ending balance: collectively evaluated for impairment	$177	$2,767	$1	$3	$48	$-	$612	$3,608

Loans:
Ending balance: individually evaluated for impairment	$352	$8,815	$-	$1	$17	$-	$-	$9,185
Ending balance: collectively evaluated for impairment	$48,782	$183,090	$19,861	$32,837	$16,435	$20,981	$-	$321,986

The asset classification of loans at September 30, 2013 and 2012, which excludes loans held for sale, are as follows:

September 30, 2013
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$81,719	$177,513	$26,224	$30,314	$16,251	$26,362	$358,383
Watch	239	7,791	3,328	-	13	1,690	13,061
Special Mention	84	102	-	-	-	5,698	5,884
Substandard	245	7,380	-	-	-	-	7,625
Doubtful	-	-	-	-	-	-	-
	$82,287	$192,786	$29,552	$30,314	$16,264	$33,750	$384,953

September 30, 2012
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$48,566	$167,697	$19,783	$32,837	$16,036	$20,981	$305,900
Watch	228	12,932	78	-	-	-	13,238
Special Mention	15	3,730	-	-	399	-	4,144
Substandard	295	7,546	-	1	17	-	7,859
Doubtful	30	-	-	-	-	-	30
	$49,134	$191,905	$19,861	$32,838	$16,452	$20,981	$331,171

The loan classification and risk rating definitions are as follows:

Pass- A pass asset is of sufficient quality in terms repayment, collateral and management to preclude a special mention or an adverse rating.

Watch- A watch asset is generally credit performing well under current terms and conditions but with identifiable weakness meriting additional scrutiny and corrective measures.  Watch is not a regulatory classification but can be used to designate assets that are exhibiting one or more weaknesses that deserve management’s attention.  These assets are of better quality than special mention assets.

Special Mention- Special mention assets are a credit with potential weaknesses deserving management’s close attention and if left uncorrected, may result in deterioration of the repayment prospects for the asset.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Special mention is a temporary status with aggressive credit management required to garner adequate progress and move to watch or higher.

The adverse classifications are as follows:

Substandard- A substandard asset is inadequately protected by the net worth and/or repayment ability or by a weak collateral position.  Assets so classified will have well-defined weaknesses creating a distinct possibility the Bank will sustain some loss if the weaknesses are not corrected.  Loss potential does not have to exist for an asset to be classified as substandard.

Doubtful- A doubtful asset has weaknesses similar to those classified substandard, with the degree of weakness causing the likely loss of some principal in any reasonable collection effort.  Due to pending factors the asset’s classification as loss is not yet appropriate.

Loss- A loss asset is considered uncollectible and of such little value that the asset’s continuance on the Bank’s balance sheet is no longer warranted.  This classification does not necessarily mean an asset has no recovery or salvage value leaving room for future collection efforts.

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is charged against current income.  The loan will remain on a non-accrual status until the loan establishes satisfactory payment performance.  Past due loans at September 30, 2013 and 2012 are as follows:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$53	$-	$245	$298	$81,744	$245	$82,287
Commercial Real Estate and Multi-Family	102	-	107	209	192,150	427	192,786
Agricultural Real Estate	1,169	-	-	1,169	28,383	-	29,552
Consumer	29	21	13	63	30,251	-	30,314
Commercial Operating	-	-	-	-	16,257	7	16,264
Agricultural Operating	-	-	-	-	33,750	-	33,750
Total	$1,353	$21	$365	$1,739	$382,535	$679	$384,953

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$-	$-	$-	$-	$48,827	$307	$49,134
Commercial Real Estate and Multi-Family	-	-	-	-	190,482	1,423	191,905
Agricultural Real Estate	-	-	-	-	19,861	-	19,861
Consumer	21	16	63	100	32,738	-	32,838
Commercial Operating	-	-	-	-	16,434	18	16,452
Agricultural Operating	-	-	-	-	20,981	-	20,981
Total	$21	$16	$63	$100	$329,323	$1,748	$331,171

Impaired loans at September 30, 2013 and 2012 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2013

Loans without a specific valuation allowance
Residential 1-4 Family	$359	$359	$-
Commercial Real Estate and Multi-Family	4,527	4,535	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	45	60	-
Agricultural Operating	-	-	-
Total	$4,931	$4,954	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$282	$282	$25
Commercial Real Estate and Multi-Family	2,107	2,107	404
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$2,389	$2,389	$429

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2012

Loans without a specific valuation allowance
Residential 1-4 Family	$-	$-	$-
Commercial Real Estate and Multi-Family	-	-	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$-	$-	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$352	$393	$16
Commercial Real Estate and Multi-Family	8,815	12,707	346
Agricultural Real Estate	-	-	-
Consumer	1	1	-
Commercial Operating	17	32	1
Agricultural Operating	-	-	-
Total	$9,185	$13,133	$363

Cash interest collected on impaired loans was not material during the years ended September 30, 2013 and 2012.

The following table provides the average recorded investment in impaired loans for the years ended September 30, 2013 and 2012.

	Year Ended September 30,
	2013	2012
	Average Recorded Investment	Average Recorded Investment

Residential 1-4 Family	$596	$177
Commercial Real Estate and Multi-Family	8,480	13,534
Agricultural Real Estate	-	-
Consumer	1	4
Commercial Operating	51	74
Agricultural Operating	-	-
Total	$9,128	$13,789

For fiscal 2013 and 2012, the Company’s troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table.  Troubled debt restructurings completed during the years ended September 30, 2013 and 2012 are as follows:

	Year Ended September 30, 2013			Year Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

Residential 1-4 Family	-	$-	$-	-	$-	$-
Commercial Real Estate and Multi-Family	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Consumer	-	-	-	1	1	1
Commercial Operating	-	-	-	2	45	45
Agricultural Operating	-	-	-	-	-	-
Total	-	$-	$-	3	$46	$46

The following table provides information on troubled debt restructured loans for which there was a payment default during the fiscal year ended September 30, 2013 and 2012, that had been modified during the 12-month period prior to the default:

During the Year Ended
	September 30, 2013		September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential 1-4 Family	-	$-	-	$-
Commercial Real Estate and Multi-Family	-	-	-	-
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	-	-	-	-
Agricultural Operating	-	-	-	-
Total	-	$-	-	$-

Virtually all of the Company’s originated loans are to Iowa- and South Dakota-based individuals and organizations.  The Company’s purchased loans totaled $13.0 million at September 30, 2013, which were secured by properties located, as a percentage of total loans, as follows:  1% in North Dakota, 1% each in Oregon and South Dakota, and the remaining 1% among seven other states.

The Company originates and purchases commercial real estate loans.  These loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production.  The Company’s commercial real estate loans include $34.8 million of loans secured by hotel properties and $52.0 million of multi-family properties at September 30, 2013.  The Company’s commercial real estate loans include $24.3 million of loans secured by hotel properties and $45.6 million of multi-family properties at September 30, 2012.  The remainder of the commercial real estate portfolio is diversified by industry.  The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Non-accruing loans were $0.7 million and $1.7 million at September 30, 2013 and 2012, respectively.  There were $13,000 and $63,000 accruing loans delinquent 90 days or more at September 30, 2013 and 2012, respectively.  For the year ended September 30, 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $38,000, of which none was included in interest income.

NOTE 5.  LOAN SERVICING

Loans serviced for others are not reported as assets.  The unpaid principal balances of these loans at year end were as follows:

September 30,	2013	2012	2011
	(Dollars in Thousands)

Mortgage loan portfolios serviced for FNMA	$7,361	$11,240	$15,965
Other	9,930	3,251	8,794
	$17,291	$14,491	$24,759

NOTE 6.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Year end premises and equipment were as follows:

September 30,	2013	2012
	(Dollars in Thousands)

Land	$1,679	$2,429
Buildings	12,275	13,460
Furniture, fixtures, and equipment	28,430	25,068
	42,384	40,957
Less accumulated depreciation	(24,720)	(23,219)
	$17,664	$17,738

Depreciation expense of premises, furniture, and equipment included in occupancy and equipment expense was approximately $3.3 million, $3.5 million, and $3.8 million for the years ended September 30, 2013, 2012, and 2011, respectively.

NOTE 7.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $100,000 or more were approximately $78.6 million and $30.7 million at September 30, 2013, and 2012, respectively.

At September 30, 2013, the scheduled maturities of time certificates of deposits were as follows for the years ending:

September 30,
(Dollars in Thousands)

2014	$96,366
2015	16,406
2016	10,537
2017	6,381
2018	1,909
Total Certificates	$131,599

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.  Previous to the legislation in 2010, the coverage of $250,000 was temporary until December 2013.

NOTE 8.  ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

At September 30, 2013, the Company’s advances from the FHLB had fixed rates ranging from 6.97% to 7.01% with a weighted average rate of 6.98%.  The scheduled maturities of FHLB advances were as follows for the years ending:

September 30,
(Dollars in Thousands)

2014	$-
2015	-
2016	-
2017	-
2018	-
Thereafter	7,000
Total FHLB Advances	$7,000

The Company had $190,000 of overnight federal funds purchased from the FHLB as of September 30, 2013.

As of September 30, 2012, the Company’s advances from the FHLB totaled $11.0 million and carried a weighted average rate of 6.0%.  The Company had no overnight federal funds purchased from the FHLB at September 30, 2012.

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

At year end 2013, and 2012, the Bank pledged securities with fair values of approximately $409.6 million and $232.1 million, respectively, against specific FHLB advances.  In addition, qualifying mortgage loans of approximately $62.9 million, and $37.0 million were pledged as collateral at September 30, 2013 and 2012, respectively.

NOTE 9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled approximately $9.1 million and $26.4 million at September 30, 2013 and 2012, respectively.

An analysis of securities sold under agreements to repurchase follows:

September 30,	2013	2012
	(Dollars in Thousands)

Highest month-end balance	$19,901	$27,617
Average balance	10,540	15,278
Weighted average interest rate for the year	0.52%	0.51%
Weighted average interest rate at year end	0.53%	0.51%

The Company pledged securities with fair values of approximately $20.9 million at September 30, 2013, as collateral for securities sold under agreements to repurchase.  There were $43.6 million securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2012.

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

The Company issued all of the 10,000 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely subordinated debt securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of LIBOR (as defined) plus 3.75% (4.15% at September 30, 2013 and 4.39% at September 30, 2012), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than July 25, 2007.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption plus, if redeemed prior to July 25, 2011, a redemption premium as defined in the Indenture agreement.

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

NOTE 11.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees who have 1,000 hours of employment with the Bank, have worked one year at the Bank and who have attained age 21.  ESOP expense of $694,000, $696,000 and $737,000 was recorded for the years ended September 30, 2013, 2012 and 2011, respectively.  Contributions of $485,548, $659,000 and $772,000 were made to the ESOP during the years ended September 30, 2013, 2012 and 2011, respectively.

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

For the years ended September 30, 2013, 2012 and 2011, 17,715 shares, 27,846 shares and 43,898 shares with a fair value of $37.99, $23.65 and $17.58 per share, respectively, were released.  Also for the years ended September 30, 2013, 2012 and 2011, allocated shares and total ESOP shares reflect 45,225 shares, 28,486 shares and 20,938 shares, respectively, withdrawn from the ESOP by participants who are no longer with the Company or by participants diversifying their holdings.  At September 30, 2013 there were 3,526 shares purchased for dividend reinvestment.  At September 30, 2012, no shares were purchased for dividend reinvestment.  At September 30, 2011 there were 11,567 shares purchased for dividend reinvestment.

Year-end ESOP shares are as follows:

September 30,	2013	2012	2011
	(Dollars in Thousands)

Allocated shares	223,868	247,814	248,427
Unearned shares	-	-	-
Fair value of unearned shares	$223,868	$247,814	$248,427

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the years ended September 30, 2013, 2012 and 2011 was $774,000, $775,000 and $780,000, respectively.

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

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2013, 2012 and 2011.

Year Ended September 30,	2013	2012	2011
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $51, $30 and $45, respectively	$103	$76	$244

As of September 30, 2013, stock-based compensation expense not yet recognized in income totaled $5,000 which is expected to be recognized over a weighted average remaining period of 0.38 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  The following table shows the key valuation assumptions used for options granted during the years ended September 30, 2013, 2012, and 2011, and other information.  Options are issued for 10 year periods with 100% vesting generally occurring either at grant date or over a four year period.  No options were granted during the years ended September 30, 2013 and 2012.

Year Ended September 30,	2013	2012	2011
	(Dollars in Thousands, Except Share and Per Share Data)

Risk-free interest rate	0.00% - 0.00%	0.00% - 0.00%	0.95% - 0.96%

Expected annual standard deviation
Range	00.00% - 00.00%	00.00% - 00.00%	55.31% - 55.50%
Weighted average	0.00%	0.00%	55.32%
Expected life (years)	0	0	5

Expected dividend yield
Range	0.00% - 0.00%	0.00% - 0.00%	2.83% - 2.96%
Weighted average	0.00%	0.00%	2.95%
Weighted average fair value of options granted during period	$-	$-	$6.62
Intrinsic value of options exercised during period	$807	$117	$64

Shares are granted each year to Directors which vest immediately.  The fair value is determined based on the fair market value of the Company’s stock on the grant date.  The total fair value of shares granted during the years ended September 30, 2013, 2012 and 2011 was $113,000, $79,000 and $147,000, respectively.

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2013; however, previously awarded but unexercised options were outstanding under this plan during the year.

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2013 and 2012.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2012	389,358	$23.52	5.08	$1,199
Granted	-	-
Exercised	(65,399)	18.09		807
Forfeited or expired	(5,311)	35.06		-
Options outstanding, September 30, 2013	318,648	$24.44	4.18	$4,376

Options exercisable end of year	315,898	$24.40	4.16	$4,352

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2011	485,352	$23.28	5.90	$463
Granted	-	-
Exercised	(21,135)	16.18		117
Forfeited or expired	(74,859)	24.05		91
Options outstanding, September 30, 2012	389,358	$23.52	5.08	$1,199

Options exercisable end of year	381,233	$23.54	5.03	$1,157

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)
Nonvested shares outstanding, September 30, 2012	-	$-
Granted	8,900	24.20
Vested	(4,900)	23.00
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2013	4,000	$25.67

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2011	-	$-
Granted	4,400	17.90
Vested	(4,400)	17.90
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2012	-	$-

NOTE 13.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.

The provision for income taxes consists of:

Years ended September 30,	2013	2012	2011
	(Dollars in Thousands)
Federal:
Current	$2,847	$7,734	$4,101
Deferred	(536)	858	(783)
	2,311	8,592	3,318

State:
Current	1,252	960	460
Deferred	141	130	(155)
	1,393	1,090	305

Income tax expense	$3,704	$9,682	$3,623

Total income tax expense differs from the statutory federal income tax rate as follows:

Years ended September 30,	2013	2012	2011
	(Dollars in Thousands)

Income tax expense (benefit) at federal tax rate	$5,993	$9,378	$2,892
Increase (decrease) resulting from:
State income taxes net of federal benefit	1,092	708	198
Nontaxable buildup in cash surrender value	(349)	(179)	(184)
Incentive stock option expense	(97)	10	52
Tax exempt income	(2,815)	(244)	(38)
Nondeductible expenses	41	37	728
Other, net	(161)	(28)	(25)
Total income tax expense (benefit)	$3,704	$9,682	$3,623

The components of the net deferred tax asset (liability) at September 30, 2013 and 2012 are:

September 30,	2013	2012
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$1,426	$1,519
Stock based compensation	293	388
Operational reserve	494	794
AMT Credit	1,113	-
Net unrealized losses on securities available for sale	12,776	-
Other assets	1,603	1,537
	17,705	4,238

Deferred tax liabilities:
FHLB stock dividend	(411)	(433)
Premises and equipment	(1,366)	(1,181)
Patents	(849)	(775)
Prepaid expenses	(782)	(658)
Net unrealized gains on securities available for sale	-	(5,273)
Deferred loan fees	-	(66)
	(3,408)	(8,386)

Net deferred tax assets (liabilities)	$14,297	$(4,148)

As of September 30, 2013 and 2012, the Company had a gross deferred tax asset of $704,000 and $610,000, respectively, for state cumulative net operating loss carryforwards, which was fully reserved for as the Company does not anticipate any state taxable income at the holding company level in future periods.

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987 totaling $6.7 million for the Bank.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2013, and 2012.  If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

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

The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review.  While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the consolidated financial statements and the final resolution of a tax issue during the period

Income tax returns for fiscal years 2010 through 2012, with few exceptions, remain open to examination by federal and state taxing authorities.  Management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2013 and 2012 with the exception of the state cumulative net operating loss carryforwards discussed above.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended September 30, 2013 and 2012, follows:

September 30,	2013	2012
	(Dollars in Thousands)

Balance at beginning of year	$164	$-
Additions for tax positions related to the current year	93	65
Additions for tax positions related to the prior years	510	99
Reductions for tax positions due to settlement with taxing authorities	-	-
Reductions for tax positions related to prior years	-	-
Balance at end of year	$767	$164

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $506,000 as of September 30, 2013.  The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits was $75,000 as of September 30, 2013.  The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2013, the Bank met all capital adequacy requirements.

The Bank’s actual and required capital amounts and ratios are presented in the following table.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
(Dollars in Thousands)

September 30, 2013

MetaBank
Tangible capital (to tangible assets)	$160,145	9.38%	$25,608	1.50%	n/	a	n/	a
Tier 1 (core) capital (to adjusted total assets)	160,145	9.38	68,289	4.00%	$85,362		5.00%
Tier 1 (core) capital (to risk-weighted assets)	160,145	22.44	28,551	4.00%	42,827		6.00%
Total risk based capital (to risk-weighted assets)	164,076	22.99	57,103	8.00%	71,378		10.00%

September 30, 2012

MetaBank
Tangible capital (to tangible assets)	$140,092	8.56%	$24,546	1.50%	n/	a	n/	a
Tier 1 (core) capital (to adjusted total assets)	140,092	8.56	65,457	4.00%	$81,821		5.00%
Tier 1 (core) capital (to risk-weighted assets)	140,092	22.94	24,425	4.00%	36,638		6.00%
Total risk based capital (to risk-weighted assets)	144,063	23.59	48,850	8.00%	61,063		10.00%

Regulations limit the amount of dividends and other capital distributions that may be paid by a financial institution without prior approval of its primary regulator.  The regulatory restriction is based on a three-tiered system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions.  The Bank is currently a Tier 1 institution.  Accordingly, the Bank can make, without prior regulatory approval, distributions during a calendar year up to 100% of their retained net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) as long as they remain well-capitalized, as defined in prompt corrective action regulations, following the proposed distribution.  Accordingly, at September 30, 2013, approximately $35.2 million of the Bank’s retained earnings were potentially available for distribution to the Company.

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

The Orders require the Company and the Bank to submit to the OTS (or its successor) various management and compliance plans and programs to address the matters initially identified in the Supervisory Directives as well as plans for enhancing Company and Bank capital and require non objection by OTS (or its successor) for Company cash dividends, distributions, share repurchases, payments of interest or principal on debt and incurrence of debt.  Under the terms of the Order, the Bank agreed that it will cease and desist from (1) violations of certain laws and regulations and (2) unsafe or unsound practices that resulted in it operating without adequate: (a) internal controls, management information systems and internal audit reviews of its third party sponsorship arrangements; and (b) certain information technology policies and procedures.  With the exception of the Supervisory Directive dated December 28, 2010, the limitations related to the Bank and the Company following the issuance of the Supervisory Directives remain in place, as do the Orders, and the Bank’s and the Company’s actions continue to be evaluated by the OCC, the OTS’s successor and the Federal Reserve, respectively.  Such limitations include receiving the prior written approval of the OCC before the Bank may (1) enter into any new third party relationship agreement concerning any credit product, deposit product (including prepaid cards), or automatic teller machine, or materially amend any such existing agreement (except for amendments to achieve compliance with applicable laws, regulations, or regulatory guidance); (2) originate, directly or through any third party, tax refund anticipation loans; (3) offer a tax refund transfer processing service directly or through any third party; or (4) offer or originate iAdvance lines of credit to new customers or permit draws on existing iAdvance lines of credit, either directly or through any third party.

The Orders further require the Company and the Bank to submit to the OTS (now, the Federal Reserve and the OCC, respectively) various management and compliance plans and programs to address the matters identified in the Supervisory Directives and Consent Orders, as well as plans for enhancing Company and Bank capital.  Since the issuance of the Supervisory Directives and the Consent Orders and the abolishment of the OTS, the Company has raised, in the aggregate, $61.4 million in equity capital and the Company and the Bank have been cooperating with the OCC and the Federal Reserve to correct those aspects of their operations that were addressed in the Orders.

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

While we believe that the Company and the Bank have made significant progress in complying with the Orders, there can be no assurance that our regulators will ultimately determine that we have met all of the requirements of the Orders to their satisfaction.  If our regulators believe that we have not made sufficient progress in complying with the Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2013 and 2012, unfunded loan commitments approximated $102.9 million and $56.4 million respectively, excluding undisbursed portions of loans in process.  Unfunded loan commitments at September 30, 2013 and 2012 were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

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

Securities with fair values of approximately $5.6 million and $5.7 million at September 30, 2013 and 2012, respectively, were pledged as collateral for public funds on deposit.  Securities with fair values of approximately $7.4 million and $17.8 million at September 30, 2013 and 2012, respectively, were pledged as collateral for individual, trust and estate deposits.

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

In October 2013, the Company’s third party service provider supporting certain of the Bank’s back office operations, sent a letter to the Bank claiming that the Bank bore “ultimate responsibility” for an approximately $9 million loss suffered by such service provider in connection with a credit card hacking and fraud incident.  Such service provider alleges that in 2010 MetaBank alerted the service provider that MetaBank had set up a bank identification number (“BIN”) with MasterCard on behalf of Ingenicard, a prepaid card program manager that MetaBank had been considering as a program partner.  The service provider claims that it was unaware that MetaBank ultimately decided not to activate this particular program and had deactivated Ingenicard’s BIN approximately two years later. Ultimately, Ingenicard’s processing system was hacked to inflate card limits and approximately $9 million in improper charges were thereby placed through MasterCard.  Such service provider states it had a pre-existing understanding with MasterCard that allowed MasterCard to extract this amount from such service provider, but after MasterCard debited such service provider’s account, such service provider was unable to obtain any reimbursement from Ingenicard, which ultimately filed for bankruptcy.  Asserting contractual and other legal theories, the service provider claims that it allowed MasterCard to extract this money based on its reliance on MetaBank’s apparent backing of the Ingenicard program, and therefore MetaBank’s failure to notify such service provider of deactivation of Ingenicard’s BIN caused this loss.  MetaBank believes it bears no liability whatsoever for such service provider’s loss.  To date, such service provider has neither made a specific demand on MetaBank nor instituted legal action beyond its initial letter, but if it does so MetaBank, backed by its insurer which has agreed to defend subject to a reservation of rights, intends to defend such action vigorously.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

NOTE 16.  LEASE COMMITMENTS

The Company has leased property under various noncancelable operating lease agreements which expire at various times through 2036, and require annual rentals ranging from $3,400 to $973,000 plus the payment of the property taxes, normal maintenance, and insurance on certain property.

The following table shows the total minimum rental commitment at September 30, 2013, under the leases.

September 30,
(Dollars in Thousands)

2014	$1,389
2015	1,351
2016	1,370
2017	1,394
2018	245
Thereafter	1,892
Total Leases Commitments	$7,641

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

	Retail Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2013
Interest income	$24,169	$14,807	$-	$38,976
Interest expense	2,361	124	469	2,954
Net interest income (expense)	21,808	14,683	(469)	36,022
Provision (recovery) for loan losses	-	-	-	-
Non-interest income	5,226	50,290	(13)	55,503
Non-interest expense	19,479	53,983	941	74,403
Income (loss) before tax	7,555	10,990	(1,423)	17,122
Income tax expense (benefit)	1,615	2,611	(522)	3,704
Net income (loss)	$5,940	$8,379	$(901)	$13,418

Inter-segment revenue (expense)	$12,106	$(12,106)	$-	$-
Total assets	487,754	1,201,531	2,704	1,691,989
Total deposits	260,525	1,063,770	(9,012)	1,315,283

	Retail Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2012
Interest income	$24,856	$12,441	$-	$37,297
Interest expense	2,877	204	482	3,563
Net interest income (expense)	21,979	12,237	(482)	33,734
Provision (recovery) for loan losses	1,050	(1)	-	1,049
Non-interest income	16,592	52,957	25	69,574
Non-interest expense	20,569	54,686	208	75,463
Income (loss) before tax	16,952	10,509	(665)	26,796
Income tax expense (benefit)	5,963	3,993	(274)	9,682
Net income (loss)	$10,989	$6,516	$(391)	$17,114

Inter-segment revenue (expense)	$11,603	$(11,603)	$-	$-
Total assets	416,036	1,230,925	1,936	1,648,898
Total deposits	216,912	1,167,364	(4,482)	1,379,794

	Retail Banking	Meta Payment Systems®	All Others	Total
	(Dollars in Thousands)
Year Ended September 30, 2011
Interest income	$27,249	$11,682	$128	$39,059
Interest expense	4,127	153	467	4,747
Net interest income (expense)	23,122	11,529	(339)	34,312
Provision (recovery) for loan losses	650	(372)	-	278
Non-interest income	3,595	53,486	410	57,491
Non-interest expense	23,686	59,179	397	83,262
Income (loss) before tax	2,381	6,208	(326)	8,263
Income tax expense (benefit)	1,451	2,304	(132)	3,623
Net income (loss)	$930	$3,904	$(194)	$4,640

Inter-segment revenue (expense)	$9,890	$(9,890)	$-	$-
Total assets	308,184	965,388	1,909	1,275,481
Total deposits	216,909	925,246	(535)	1,141,620

The following tables present gross profit data for MPS for the years ended September 30, 2013, 2012 and 2011, respectively.

Year Ended September 30,	2013	2012	2011

Interest income	$14,807	$12,441	$11,682
Interest expense	124	204	153
Net interest income	14,683	12,237	11,529
Provision (recovery) for loan losses	-	(1)	(372)
Non-interest income	50,290	52,957	53,486
Card processing expense	15,546	17,323	23,261
Gross Profit	49,427	47,872	42,126

Other non-interest expense	38,437	37,363	35,918

Income before tax	10,990	10,509	6,208
Income tax expense	2,611	3,993	2,304
Net Income	$8,379	$6,516	$3,904

NOTE 18.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2013	2012
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$11,386	$6,105
Investment in subsidiaries	142,199	150,640
Other assets	329	383
Total assets	$153,914	$157,128

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Subordinated debentures	$10,310	$10,310
Other liabilities	620	959
Total liabilities	$10,930	$11,269

STOCKHOLDERS' EQUITY
Common stock	61	56
Additional paid-in capital	92,963	78,769
Retained earnings	71,268	60,776
Accumulated other comprehensive income (loss)	(20,285)	8,513
Treasury stock, at cost	(1,023)	(2,255)
Total stockholders' equity	$142,984	$145,859
Total liabilities and stockholders' equity	$153,914	$157,128

CONDENSED STATEMENTS OF OPERATIONS

Years ended September 30,	2013	2012	2011
	(Dollars in Thousands)
Gain on sale of securities available for sale	$-	$-	$385
Other income	-	25	153
Total income	-	25	538

Interest expense	469	482	467
Other expense	941	209	397
Total expense	1,410	691	864

Loss before income taxes and equity in undistributed net income of subsidiaries	(1,410)	(666)	(326)

Income tax benefit	(509)	(275)	(132)

Loss before equity in undistributed net income of subsidiaries	(901)	(391)	(194)

Equity in undistributed net income of subsidiaries	14,319	17,505	4,834

Net income	$13,418	$17,114	$4,640

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2013	2012	2011
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,418	$17,114	$4,640
Adjustments to reconcile net income to net cash provided by (used in) operating activites
Equity in undistributed net income of subsidiaries	(14,319)	(17,505)	(4,834)
Gain on sale of securities available for sale	-	-	(385)
Change in other assets	54	498	816
Change in other liabilities	(339)	865	64
Net cash provided by (used in) operating activities	(1,186)	972	301

CASH FLOWS FROM INVESTING ACTIVITES
Investment in subsidiary	-	-	246
Capital contributions to subsidiaries	(6,000)	(42,482)	-
Proceeds from the sale of securities available for sale	-	-	1,035
Other, net	-	-	3
Net cash (used in) provided by investing activites	(6,000)	(42,482)	1,284

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(2,926)	(1,832)	(1,621)
Stock compensation	165	27	202
Proceeds from issuance of common stock	12,718	47,796	575
Proceeds from exercise of stock options	2,548	-	-
Other, net	(38)	-	-
Net cash provided by (used in) financing activities	12,467	45,991	(844)

Net change in cash and cash equivalents	$5,281	$4,481	$741

CASH AND CASH EQUIVALENTS
Beginning of year	$6,105	$1,624	$883
End of year	$11,386	$6,105	$1,624

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.  For further discussion, see Note 14 herein.

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)

Fiscal Year 2013
Interest income	$9,630	$9,718	$9,825	$9,803
Interest expense	833	813	666	642
Net interest income	8,797	8,905	9,159	9,161
Provision for loan losses	-	(300)	-	300
Income	3,125	3,147	3,672	3,474
Earnings per common and common equivalent share
Basic	$0.57	$0.57	$0.67	$0.59
Diluted	0.57	0.57	0.66	0.58
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2012
Interest income	$9,615	$10,299	$9,149	$8,234
Interest expense	977	888	857	841
Net interest income	8,638	9,411	8,292	7,393
Provision for loan losses	699	200	150	-
Income	3,091	9,970	2,387	1,666
Earnings per common and common equivalent share
Basic	$0.97	$3.12	$0.67	$0.18
Diluted	0.97	3.10	0.66	0.19
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2011
Interest income	$9,620	$9,580	$9,980	$9,879
Interest expense	1,342	1,163	1,153	1,089
Net interest income	8,278	8,417	8,827	8,790
Provision for loan losses	(28)	214	(161)	253
Income (loss)	721	2,747	(1,020)	2,192
Earnings (loss) per common and common equivalent share
Basic	$0.23	$0.88	$(0.33)	$0.81
Diluted	0.23	0.88	(0.33)	0.81
Dividend declared per share	0.13	0.13	0.13	0.13

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

There were no transfers between levels of the fair value hierarchy for the years ended September 30, 2013 and 2012.

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. Government, instrumentality, and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at September 30, 2013 and 2012.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, , municipal bonds, corporate debt securities and trust preferred securities.

The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company considers these valuations supplied by a third party provider which utilizes several sources for valuing fixed-income securities.  These sources include Interactive Data Corporation, Reuters, Standard and Poor’s, Bloomberg Financial Markets, Street Software Technology, and the third party provider’s own matrix and desk pricing. The Company continually reviews the third party’s methods and source’s methodology for reasonableness. Sources utilized by the third party provider include but are not limited to pricing models that vary based by asset class and include available trade, bid, and other market information.  This methodology includes but is not limited to broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs. No less than quarterly, the Company receives and compares prices provided by multiple securities dealers to validate the accuracy and reasonableness of prices received from the third party provider. On a monthly basis, the Investment Committee reviews mark-to-market changes in the securities portfolio for reasonableness.

The following table summarizes the fair values of securities available for sale and held to maturity at September 30, 2013 and 2012.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value at September 30, 2013
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$48,784	$-	$48,784	$-	$-	$-	$-	$-
Agency securities	-	-	-	-	9,613	-	9,613	-
Small Business Administration securities	10,581	-	10,581	-	-	-	-	-
Obligations of states and political subdivisions	1,727	-	1,727	-	18,342	-	18,342	-
Non-bank qualified obligations of states and political subdivisions	238,729	-	238,729	-	169,462	-	169,462	-
Mortgage-backed securities	581,372	-	581,372	-	73,101	-	73,101	-
Total securities	$881,193	$-	$881,193	$-	$270,518	$-	$270,518	$-
	Fair Value at September 30, 2012
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$65,497	$-	$65,497	$-	$-	$-	$-	$-
Asset backed securities	41,324	-	41,324	-	-	-	-	-
Agency securities	39,467	-	39,467	-	-	-	-	-
Small Business Administration securities	19,914	-	19,914	-	-	-	-	-
Obligations of states and political subdivisions	13,153	-	13,153	-	-	-	-	-
Non-bank qualified obligations of states and political subdivisions	255,895	-	255,895	-	-	-	-	-
Mortgage-backed securities	681,442	-	681,442	-	-	-	-	-
Total securities	$1,116,692	$-	$1,116,692	$-	$-	$-	$-	$-

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at September 30, 2013 represents the lower of the new cost basis or the fair value less selling costs of foreclosed assets that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310.

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of September 30, 2013 and 2012.

	Fair Value at September 30, 2013
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Impaired Loans, net
One to four family residential mortgage loans	$257	$-	$-	$257
Commercial and multi-family real estate loans	1,810	-	-	1,810
Consumer loans	-	-	-	-
Commercial operating loans	-	-	-	-
Total Impaired Loans	2,067	-	-	2,067
Foreclosed Assets, net	116	-	-	116
Total	$2,183	$-	$-	$2,183

	Fair Value at September 30, 2012
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Impaired Loans, net
One to four family residential mortgage loans	$336	$-	$-	$336
Commercial and multi-family real estate loans	8,469	-	-	8,469
Consumer loans	1	-	-	1
Commercial operating loans	16	-	-	16
Total Impaired Loans	8,822	-	-	8,822
Foreclosed Assets, net	838	-	-	838
Total	$9,660	$-	$-	$9,660

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2013	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input

Impaired Loans, net	$2,067	$8,822	Market approach	Appraised values (1)
Foreclosed Assets, net	116	838	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2013 and 2012, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2013 and 2012.

	September 30, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$40,063	$40,063	$40,063	$-	$-
Securities available for sale	881,193	881,193	-	881,193	-
Securities held to maturity	288,026	270,518	-	270,518	-
Loans receivable, net:
One to four family residential mortgage loans	82,287	72,628	-	-	72,628
Commercial and multi-family real estate loans	192,786	200,778	-	-	200,778
Agricultural real estate loans	29,552	30,920	-	-	30,920
Consumer loans	30,314	30,588	-	-	30,588
Commercial operating loans	16,264	15,718	-	-	15,718
Agricultural operating loans	33,750	35,175	-	-	35,175
Total loans receivable, net	384,953	385,807	-	-	385,807

FHLB stock	9,994	9,994	-	9,994	-
Accrued interest receivable	8,582	8,582	8,582	-	-

Financial liabilities
Noninterest bearing demand deposits	1,086,258	1,086,258	1,086,258	-	-
Interest bearing demand deposits, savings, and money markets	97,426	97,426	97,426	-	-
Certificates of deposit	131,599	132,187	-	132,187	-
Total deposits	1,315,283	1,315,871	1,183,684	132,187	-

Advances from FHLB	7,000	9,089	-	9,089	-
Federal funds purchased	190,000	190,000	-	190,001	-
Securities sold under agreements to repurchase	9,146	9,146	-	9,148	-
Subordinated debentures	10,310	10,312	-	10,312	-
Accrued interest payable	291	291	291	-	-

	September 30, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$145,051	$145,051	$145,051	$-	$-
Securities available for sale	1,116,692	1,116,692	-	1,116,692	-
Loans receivable, net:
One to four family residential mortgage loans	49,134	49,936	-	-	49,936
Commercial and multi-family real estate loans	191,905	194,781	-	-	194,781
Agricultural real estate loans	19,861	21,033	-	-	21,033
Consumer loans	32,838	33,488	-	-	33,488
Consumer loans held for sale	-	-	-	-	-
Commercial operating loans	16,452	15,396	-	-	15,396
Agricultural operating loans	20,981	22,714	-	-	22,714
Total loans receivable, net	331,171	337,348	-	-	337,348

FHLB stock	2,120	2,120	-	2,120	-
Accrued interest receivable	6,710	6,710	6,710	-	-

Financial liabilities
Noninterest bearing demand deposits	1,181,299	1,181,299	1,181,299	-	-
Interest bearing demand deposits, savings, and money markets	97,732	97,732	97,732	-	-
Certificates of deposit	100,763	101,701	-	101,701	-
Total deposits	1,379,794	1,380,732	1,279,031	101,701	-

Advances from FHLB	11,000	13,999	-	13,999	-
Securities sold under agreements to repurchase	26,400	26,400	-	26,400	-
Subordinated debentures	10,310	10,318	-	10,318	-
Accrued interest payable	177	177	177	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2013 and 2012.

CASH AND CASH EQUIVALENTS

The carrying amount of cash and short-term investments is assumed to approximate the fair value.

SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair values for investment securities are based on obtaining quoted prices on nationally recognized securities exchanges, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

LOANS RECEIVABLE, NET

The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at September 30, 2013 and 2012.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

ADVANCES FROM FHLB

The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates for advances with similar terms and remaining maturities.

FEDERAL FUNDS PURCHASED

The carrying amount of federal funds purchased is assumed to approximate the fair value.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SUBORDINATED DEBENTURES

The fair value of these instruments was estimated by discounting the expected future cash flows using derived interest rates approximating market over the contractual maturity of such borrowings.

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

NOTE 21.  INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s intangible assets for the years ended September 30, 2013 and 2012 are as follows:

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total

Balance as of September 30, 2012	$2,026	$9	$2,035
Acquisitions during the period	363	-	363
Amortization during the period	(50)	(9)	(59)
Write-offs during the period	-	-	-
Balance as of September 30, 2013	$2,339	$-	$2,339

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total

Balance as of September 30, 2011	$1,315	$-	$1,315
Acquisitions during the period	733	27	760
Amortization during the period	(18)	(18)	(36)
Write-offs during the period	(4)	-	(4)
Balance as of September 30, 2012	$2,026	$9	$2,035

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total
September 30,

2014	$88	$-	$88
2015	88	-	88
2016	88	-	88
2017	88	-	88
2018	88	-	88
Thereafter	1,899	-	1,899

Total anticipated intangible amortization	$2,339	$-	$2,339

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the years ended September 30, 2013 and September 30, 2012.

NOTE 22.  SUBSEQUENT EVENTS

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the year ended September 30, 2013.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures.

Management, under the direction of its Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) that are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2013, of the design and operation of the Company’s disclosure controls and procedures. As described below, management has identified a material weakness in the Company’s internal control over financial reporting which relates to the fair value measurement of its securities portfolio. Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures. As a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (1992).”  In connection with this assessment, we identified a material weakness in internal control over financial reporting as of September 30, 2013.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that, as of September 30, 2013, our internal control was not effective.

Our price verification control was not designed appropriately to provide reasonable assurance that the prices received for certain investment securities reflect their fair value. Specifically, the price verification control in which we compared the price provided from our primary pricing provider to a second price from another pricing provider was improperly designed because for certain securities the underlying pricing sources used by our pricing providers were not independent of one another. As a result, a material misstatement to the fair value of certain available for sale securities presented in the preliminary statement of financial condition and statement of comprehensive income (loss) existed and was corrected prior to the public issuance and filing of the consolidated financial statements.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, has been audited by KPMG LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP’s report on the Company’s internal control over financial reporting appears below.

(c)            Changes in Internal Control over Financial Reporting.

Other than the identification of the material weakness mentioned above, there were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(d)            Remediation Efforts.

Management is committed to remediating any material weakness in a timely fashion.   The Company has implemented the following measures to improve internal control over the fair value measurement of certain investment securities.  The Company’s securities portfolio is comprised of Level I and Level II assets; the Company does not hold and has no plans to hold Level III assets, which are inherently more difficult to evaluate in that they trade infrequently, and as a result there are not many reliable market prices for them.

The steps in the remediation efforts are outlined below:

•	Beginning on November 30, 2013, the Company, no less than quarterly, receives a minimum of two independent prices from two independent pricing sources for every security in the securities portfolio. These independent prices are compared for material differences. If differences exist outside of predetermined tolerances, either for an individual CUSIP or in total for each class of securities, they are investigated to ensure a representative fair value price is used.

•	The Company challenges the third party provider’s pricing for any CUSIP outside of its predefined threshold for that class of securities. Upon investigation, the Company will use the price from one of its pricing sources determined to be most representative of the security’s fair value.

•	Significant fluctuations in security pricing, by CUSIP, class, and total portfolio are reviewed on a monthly basis by the Director of Portfolio Management and the Investment Committee.

•	The Company revised its documentation over its valuation process and controls to reflect the changes made to its internal control over financial reporting.

(e)            Remediation Plans.

Management, in coordination with the input, oversight and support of our Audit Committee, has fully implemented the above-mentioned measures to strengthen our internal control over financial reporting and to address the material weakness described above in the first quarter of fiscal 2014.  We expect these actions to remediate the material weakness that is reported within this Form 10-K.

While the known error mentioned above resulting from the material weakness was limited to two Fannie Mae mortgage-backed securities, the material weakness in internal control applies to a broader population of the securities portfolio. As such, our remediation efforts are being directed to the entire securities portfolio. The remediation efforts were administered by our Director of Portfolio Management and involved key leaders from across the organization, including our Chief Executive Officer and Chief Financial Officer.

We believe the steps taken to date will improve the effectiveness of our internal control over financial reporting.

Item 9B.	Other Information

None.

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Meta Financial Group, Inc.:

We have audited Meta Financial Group, Inc.’s (the Company) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the price verification control over the fair value measurement of investment securities has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated December 16, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Meta Financial Group, Inc. has not maintained effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Des Moines, Iowa
December 16, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors” and “Stockholder Proposals For The Year 2014 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2014 (the “2013 Proxy Statement”), a copy of which will be filed not later than 120 days after September 30, 2013 and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item is set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I, Item 1 “Business” of this Annual Report on Form 10-K and is incorporated herein by reference.

Compliance with Section 16(a)

Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2013 will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.
Code of Ethics

Information regarding the Company’s Code of Ethics will be included under the caption “Corporate Governance” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation Processes and Procedures,” “Compensation of Directors” and “Executive Compensation” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)     Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)

Equity compensation plans approved by stockholders	318,648	$24.44	595,856

Equity compensation plans not approved by stockholders	-	$-	-

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following is a list of documents filed as Part of this report:

(a)            Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Statements of Financial Condition as of September 30, 2013 and 2012.

3.	Consolidated Statements of Operations for the Years Ended September 30, 2013, 2012, and 2011.

4.	Consolidated Statements of Comprehensive Income (Loss) for the Years ended September 30, 2013, 2012, and 2011.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2013, 2012, and 2011.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2013, 2012, and 2011.

7.	Notes to Consolidated Financial Statements.

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

META FINANCIAL GROUP, INC.

Date: December 16, 2013	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date: December 16, 2013
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Thurman Gaskill	Date: December 16, 2013
E. Thurman Gaskill, Vice Chairman

By:	/s/ Bradley C. Hanson	Date: December 16, 2013
Bradley C. Hanson, President and Director
By:	/s/ Douglas J. Hajek	Date: December 16, 2013
Douglas J. Hajek, Director

By:	/s/ Frederick V. Moore	Date: December 16, 2013
Frederick V. Moore, Director

By:	/s/ Troy Moore III	Date: December 16, 2013
Troy Moore III, Director

By:	/s/ Rodney G. Muilenburg	Date: December 16, 2013
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date: December 16, 2013
Jeanne Partlow, Director

By:	/s/ Glen W. Herrick	Date: December 16, 2013
Glen W. Herrick, Executive Vice
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)
Registrant’s Certificate of Incorporation, as amended, filed on May 10, 2013 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-188535), is incorporated herein by reference.

3(ii)	Registrant’s Amended and Restated By-laws, as amended.

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

4.15
Securities Purchase Agreement by and among the Registrant, Harvest Opportunity Partners II, L.P., Harvest Diversified Partners, L.P., and Harvest Opportunity Partners Offshore Fund, Ltd., dated as of August 16, 2012, filed on August 20, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0‑22140), is incorporated herein by reference.

4.16
Registration Rights Agreement by and among the Registrant, Harvest Opportunity Partners II, L.P., Harvest Diversified Partners, L.P., and Harvest Opportunity Partners Offshore Fund, Ltd., dated as of September 28, 2012, filed on October 1, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K filed (Commission File No. 0‑22140), is incorporated herein by reference.

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

4.23
Sales Agency Agreement, dated June 10, 2013, among Meta Financial Group, Inc., MetaBank and Sandler O’Neill & Partners, L.P. filed on June 10, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

*10.1
Registrant’s 1995 Stock Option and Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 0-22140), is incorporated herein by reference.

* Management Contract or Compensatory Plan or Agreement

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

*10.8
The First Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on August 28, 2006, and filed on December 19, 2006 as Exhibit A to the Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0‑22140), is incorporated by reference.

*10.9
The Second Amendment to Registrant’s 2002 Omnibus Incentive Plan, adopted by the Registrant on November 30, 2007, and filed on January 3, 2008 as Exhibit A to the Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0‑22140), is incorporated by reference.

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

*10.12
Consulting Services Agreement between the Registrant and James S. Haahr, dated October 10, 2011 and effective as of October 1, 2011, filed on October 12, 2011 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0‑22140), is incorporated herein by reference.

11
Statement re:  computation of per share earnings (See Note 2 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

21	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101.INS	Instance Document Filed Herewith.

101.SCH	XBRL Taxonomy Extension Schema Document Filed Herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Filed Herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document Filed Herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Filed Herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Filed Herewith.