Form 10-Q
period 2013-12-31
META FINANCIAL GROUP INC
filed 2014-02-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to _____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒  NO ☐ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

       Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 4, 2014:
Common Stock, $.01 par value	6,107,820 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	December 31, 2013	September 30, 2013
Cash and cash equivalents	$31,865	$40,063
Investment securities available for sale	364,942	299,821
Mortgage-backed securities available for sale	605,387	581,372
Investment securities held to maturity	217,859	211,099
Mortgage-backed securities held to maturity	75,210	76,927
Loans receivable - net of allowance for loan losses of $4,258 at December 31, 2013 and $3,930 at September 30, 2013	402,478	380,428
Federal Home Loan Bank Stock, at cost	11,794	9,994
Accrued interest receivable	9,663	8,582
Insurance receivable	400	400
Premises, furniture, and equipment, net	17,269	17,664
Bank-owned life insurance	34,619	33,830
Foreclosed real estate and repossessed assets	116	116
Intangible assets	2,422	2,339
Prepaid assets	9,812	8,539
Deferred taxes	17,120	14,297
MPS accounts receivable	3,878	3,707
Assets held for sale	1,120	1,120
Other assets	1,005	1,691

Total assets	$1,806,959	$1,691,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,177,936	$1,086,258
Interest-bearing checking	32,399	31,181
Savings deposits	26,279	26,229
Money market deposits	39,041	40,016
Time certificates of deposit	105,479	131,599
Total deposits	1,381,134	1,315,283
Advances from Federal Home Loan Bank	7,000	7,000
Federal funds purchased	235,000	190,000
Securities sold under agreements to repurchase	15,249	9,146
Subordinated debentures	10,310	10,310
Accrued interest payable	250	291
Contingent liability	331	331
Accrued expenses and other liabilities	15,046	16,644
Total liabilities	1,664,320	1,549,005

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2013 and September 30, 2013, respectively Common stock, $.01 par value; 10,000,000 shares authorized,6,134,361 and 6,132,744 shares issued, 6,089,986 and 6,070,654 shares outstandingat December 31, 2013 and September 30, 2013, respectively	61	61
Additional paid-in capital	93,319	92,963
Retained earnings	74,479	71,268
Accumulated other comprehensive income (loss)	(24,493)	(20,285)
Treasury stock, 44,375 and 62,090 common shares, at cost, at December 31, 2013 and September 30, 2013, respectively	(727)	(1,023)
Total stockholders’ equity	142,639	142,984

Total liabilities and stockholders’ equity	$1,806,959	$1,691,989

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	December 31,

	2013	2012

Interest and dividend income:
Loans receivable, including fees	$4,471	$4,127
Mortgage-backed securities	3,683	2,934
Other investments	3,008	2,569
	11,162	9,630
Interest expense:
Deposits	273	425
FHLB advances and other borrowings	376	408
	649	833

Net interest income	10,513	8,797

Provision (recovery) for loan losses	-	-

Net interest income after provision for loan losses	10,513	8,797

Non-interest income:
Card fees	12,893	11,536
Gain (loss) on sale of securities available for sale, net (Includes ($1) reclassified from accumulated other comprehensive income for net gains on available for sale securities for the three months ended December 31, 2013)	(1)	1,654
Bank-owned life insurance	289	125
Loan fees	207	268
Deposit fees	157	168
Gain (loss) on foreclosed real estate	3	(400)
Other income	39	59
Total non-interest income	13,587	13,410

Non-interest expense:
Compensation and benefits	8,951	8,277
Card processing	4,245	3,685
Occupancy and equipment	2,051	2,021
Legal and consulting	1,383	920
Data processing	334	320
Marketing	220	270
Other expense	1,877	2,585
Total non-interest expense	19,061	18,078

Income before income tax expense	5,039	4,129

Income tax expense (Includes $0 income tax expense reclassified from accumulated other comprehensive income for the three months ended December 31, 2013)	1,037	1,004

Net income	$4,002	$3,125

Earnings per common share:
Basic	$0.66	$0.57
Diluted	$0.65	$0.57

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	December 31,
	2013	2012

Net income	$4,002	$3,125

Other comprehensive income (loss):
Change in net unrealized gain (loss)on securities	(6,541)	(3,143)
Losses (gains) realized in net income	1	(1,654)
	(6,540)	(4,797)
Deferred income tax effect	(2,332)	(1,835)
Total other comprehensive income (loss)	(4,208)	(2,962)
Total comprehensive income (loss)	$(206)	$163

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended December 31, 2013 and 2012
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Cash dividends declared on common stock ($.39 per share)	-	-	(712)	-	-	(712)

Issuance of common shares from the sales of equity securities	-	(62)	-	-	-	(62)

Issuance of 37,846 common shares from treasury stock due to issuance of restricted stock	-	48	-	-	693	741

Stock compensation	-	5	-	-	-	5

Net change in unrealized losses on securities, net of income taxes	-	-	-	(2,962)	-	(2,962)

Net income	-	-	3,125	-	-	3,125

Balance, December 31, 2012	$56	$78,760	$63,189	$5,551	$(1,562)	$145,994

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Cash dividends declared on common stock ($0.13 per share)	-	-	(791)	-	-	(791)

Issuance of common shares from the sales of equity securities	-	(47)	-	-	-	(47)

Issuance of common shares from treasury stock due to exercise of stock options	-	401	-	-	296	697

Stock compensation	-	2	-	-	-	2

Net change in unrealized losses on securities, net of income taxes	-	-	-	(4,208)	-	(4,208)

Net income	-	-	4,002	-	-	4,002

Balance, December 31, 2013	$61	$93,319	$74,479	$(24,493)	$(727)	$142,639

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$4,002	$3,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	4,446	5,057
Provision (recovery) for deferred taxes	(492)	-
(Gain) loss on other assets	(29)	(7)
(Gain) loss on sale of securities available for sale, net	1	(1,654)
Net change in accrued interest receivable	(1,081)	(2,090)
Net change in other assets	(1,687)	(257)
Net change in accrued interest payable	(41)	41
Net change in accrued expenses and other liabilities	(1,598)	(16,171)
Net cash provided by (used in) operating activities	3,521	(11,956)

Cash flows from investing activities:
Purchase of securities available for sale	(122,273)	(363,998)
Proceeds from sales of securities available for sale	4,596	110,516
Proceeds from maturities and principal repayments of securities available for sale	19,905	38,783
Purchase of securities held to maturity	(7,410)	-
Proceeds from securities held to maturity	1,430	-
Purchase of bank owned life insurance	(500)	(18,000)
Loans purchased	(250)	(1,075)
Net change in loans receivable	(21,800)	10,798
Proceeds from sales of foreclosed real estate	-	427
Federal Home Loan Bank stock purchases	(114,600)	(116,901)
Federal Home Loan Bank stock redemptions	112,800	107,646
Proceeds from the sale of premises and equipment	39	5
Purchase of premises and equipment	(471)	(725)
Other, net	-	1,835
Net cash provided by (used in) investing activities	(128,534)	(230,689)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	91,971	(47,756)
Net change in time deposits	(26,120)	(15,780)
Repayment of FHLB and other borrowings	-	208,000
Proceeds from federal funds purchased	45,000	-
Net change in securities sold under agreements to repurchase	6,103	(14,097)
Cash dividends paid	(791)	(712)
Stock compensation	2	5
Proceeds from issuance of common stock	650	679
Net cash provided by (used in) financing activities	116,815	130,339

Net change in cash and cash equivalents	(8,198)	(112,306)

Cash and cash equivalents at beginning of period	40,063	145,051
Cash and cash equivalents at end of period	$31,865	$32,745

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$690	$793
Income taxes	1,205	3,315

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2013 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 16, 2013.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three month period ended December 31, 2013, are not necessarily indicative of the results expected for the year ending September 30, 2014.

NOTE 2.	CREDIT DISCLOSURES

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

Loans receivable at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013	September 30, 2013
	(Dollars in Thousands)

One to four family residential mortgage loans	$92,202	$82,287
Commercial and multi-family real estate loans	204,246	192,786
Agricultural real estate loans	33,774	29,552
Consumer loans	27,895	30,314
Commercial operating loans	18,296	16,264
Agricultural operating loans	31,008	33,750
Total Loans Receivable	407,421	384,953

Less:
Allowance for loan losses	(4,258)	(3,930)
Net deferred loan origination fees	(685)	(595)
Total Loans Receivable, Net	$402,478	$380,428

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three month periods ended December 31, 2013 and 2012 is as follows:

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended December 31, 2013

Allowance for loan losses:
Beginning balance	$333	$1,937	$112	$74	$49	$267	$1,158	$3,930
Provision (recovery) for loan losses	8	(713)	12	(2)	7	(19)	707	-
Loan charge offs	-	-	-	-	-	-	-	-
Recoveries	-	328	-	-	-	-	-	328
Ending balance	$341	$1,552	$124	$72	$56	$248	$1,865	$4,258

Ending balance: individually evaluated for impairment	25	421	-	-	-	-	-	446
Ending balance: collectively evaluated for impairment	316	1,131	124	72	56	248	1,865	3,812
Total	$341	$1,552	$124	$72	$56	$248	$1,865	$4,258

Loans:
Ending balance: individually evaluated for impairment	678	8,417	-	-	41	-	-	9,136
Ending balance: collectively evaluated for impairment	91,524	195,829	33,774	27,895	18,255	31,008	-	398,285
Total	$92,202	$204,246	$33,774	$27,895	$18,296	$31,008	$-	$407,421

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended December 31, 2012

Allowance for loan losses:
Beginning balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971
Provision (recovery) for loan losses	(5)	(235)	-	-	1	18	221	-
Loan charge offs	-	(8)	-	-	-	-	-	(8)
Recoveries	-	-	-	-	-	-	-	-
Ending balance	$188	$2,870	$1	$3	$50	$18	$833	$3,963

Ending balance: individually evaluated for impairment	10	443	-	-	-	-	-	453
Ending balance: collectively evaluated for impairment	178	2,427	1	3	50	18	833	3,510
Total	$188	$2,870	$1	$3	$50	$18	$833	$3,963

Loans:
Ending balance: individually evaluated for impairment	351	8,798	-	-	16	-	-	9,165
Ending balance: collectively evaluated for impairment	55,613	168,086	23,446	30,736	13,553	20,926	-	312,360
Total	$55,964	$176,884	$23,446	$30,736	$13,569	$20,926	$-	$321,525

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by our regulator, the Office of the Comptroller of the Currency (the “OCC”), to be of lesser quality as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as “bankable” assets is not warranted and that “it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.”

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

The asset classification of loans at December 31, 2013 and September 30, 2013 are as follows:

December 31, 2013
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$91,596	$192,886	$30,572	$27,895	$18,119	$23,906	$384,974
Watch	277	4,025	3,202	-	177	1,858	9,539
Special Mention	84	3,195	-	-	-	5,244	8,523
Substandard	245	4,140	-	-	-	-	4,385
Doubtful	-	-	-	-	-	-	-
	$92,202	$204,246	$33,774	$27,895	$18,296	$31,008	$407,421

September 30, 2013
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$81,719	$177,513	$26,224	$30,314	$16,251	$26,362	$358,383
Watch	239	7,791	3,328	-	13	1,690	13,061
Special Mention	84	102	-	-	-	5,698	5,884
Substandard	245	7,380	-	-	-	-	7,625
Doubtful	-	-	-	-	-	-	-
	$82,287	$192,786	$29,552	$30,314	$16,264	$33,750	$384,953

The loan classification and risk rating definitions are as follows:

Pass- A pass asset is of sufficient quality in terms of repayment, collateral and management to preclude a special mention or an adverse rating.

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

Special Mention- Special mention assets are credits with potential weaknesses deserving management’s close attention and if left uncorrected, may result in deterioration of the repayment prospects for the asset.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Special mention is a temporary status with aggressive credit management required to garner adequate progress and move to watch or higher.

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

One- to Four-Family Residential Mortgage Lending.   One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  The Company offers fixed-rate and adjustable rate mortgage (“ARM”) loans for both permanent structures and those under construction.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.\

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30-years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan‑to‑value level, unless the loan is insured by the Federal Housing Administration, guaranteed by Veterans Affairs or guaranteed by the Rural Housing Administration.  Residential loans generally do not include prepayment penalties.

The Company currently offers one, three, five, seven and ten year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as the Company’s cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed-rate residential loans.  The current low mortgage interest rate environment makes ARM loans relatively unattractive and very few are currently being originated.

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

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm-related products.  Agricultural operating loans are originated at either an adjustable or fixed-rate of interest for up to a one year term or, in the case of livestock, upon sale.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year.  Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.

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

Consumer Lending – Retail Bank.  The Company, through the auspices of its “Retail Bank” (generally referring to the Company’s operations in our four market areas discussed above), originates a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.

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

A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that requires the Bank to be indemnified for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Therefore, MPS strives to employ policies, procedures, and information systems that it believes are commensurate with the added risk and exposure.  Our third party relationship programs have been limited to third party relationships in existence at the time the directives were issued, absent prior approval to engage in new relationships.

The MPS Credit Committee is responsible for monitoring, identifying and evaluating the credit concentrations attributable to MPS, to determine the potential risk to the Bank.  An evaluation includes the following:

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

Past due loans at December 31, 2013 and September 30, 2013 are as follows:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$72	$-	$-	$72	$91,846	$284	$92,202
Commercial Real Estate and Multi-Family	-	-	-	-	203,927	319	204,246
Agricultural Real Estate	-	-	-	-	33,774	-	33,774
Consumer	31	5	4	40	27,855	-	27,895
Commercial Operating	-	-	-	-	18,290	6	18,296
Agricultural Operating	-	-	-	-	31,008	-	31,008
Total	$103	$5	$4	$112	$406,700	$609	$407,421

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$53	$-	$245	$298	$81,744	$245	$82,287
Commercial Real Estate and Multi-Family	102	-	107	209	192,150	427	192,786
Agricultural Real Estate	1,169	-	-	1,169	28,383	-	29,552
Consumer	29	21	13	63	30,251	-	30,314
Commercial Operating	-	-	-	-	16,257	7	16,264
Agricultural Operating	-	-	-	-	33,750	-	33,750
Total	$1,353	$21	$365	$1,739	$382,535	$679	$384,953

Impaired loans at December 31, 2013 and September 30, 2013 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
December 31, 2013

Loans without a specific valuation allowance
Residential 1-4 Family	$397	$397	$-
Commercial Real Estate and Multi-Family	3,949	3,949	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	41	56	-
Agricultural Operating	-	-	-
Total	$4,387	$4,402	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$281	$281	$25
Commercial Real Estate and Multi-Family	4,468	4,468	421
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$4,749	$4,749	$446

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2013

Loans without a specific valuation allowance
Residential 1-4 Family	$359	$359	$-
Commercial Real Estate and Multi-Family	4,527	4,535	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	45	60	-
Agricultural Operating	-	-	-
Total	$4,931	$4,954	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$282	$282	$25
Commercial Real Estate and Multi-Family	2,107	2,107	404
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$2,389	$2,389	$429

The following table provides the average recorded investment in impaired loans for the three month periods ended December 31, 2013 and 2012.

	Three Months Ended December 31,
	2013	2012
	Average Recorded Investment	Average Recorded Investment

Residential 1-4 Family	$653	$446
Commercial Real Estate and Multi-Family	7,228	8,969
Agricultural Real Estate	-	-
Consumer	-	1
Commercial Operating	44	34
Agricultural Operating	-	-
Total	$7,925	$9,450

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three month periods ended December 31, 2013 and 2012.  Additionally, there were no TDR loans for which there was a payment default during the three month periods ended December 31, 2013 and 2012 that had been modified during the 12-month period prior to the default.

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

At December 31, 2013, the Company’s allowance for loan losses was $4.3 million, an increase of $0.4 million from $3.9 million at September 30, 2013.  During the three months ended December 31, 2013, the Company did not record a provision for loan loss, as the Company’s analysis indicated the balance in the allowance for loan losses reflected probable losses in the loan portfolio.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2013 reflects an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, the OCC and the Federal Reserve, which can require the establishment of additional general or specific allowances.

NOTE 4.	EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of December 31, 2013 and September 30, 2013.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three months ended December 31, 2013 and 2012 is presented below.

Three Months Ended December 31,	2013	2012
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$4,002	$3,125

Basic EPS
Weighted average common shares outstanding	6,078,457	5,462,154
Less weighted average nonvested shares	(4,247)	-
Weighted average common shares outstanding	6,074,210	5,462,154

Earnings Per Common Share
Basic	$0.66	$0.57

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,074,210	5,462,154
Add dilutive effect of assumed exercises of stock options, net of tax benefits	96,738	36,346
Weighted average common and dilutive potential common shares outstanding	6,170,948	5,498,500

Earnings Per Common Share
Diluted	$0.65	$0.57

Stock options totaling 30,899 and 141,751 were not considered in computing diluted EPS for the three months ended December 31, 2013 and 2012, respectively, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at December 31, 2013 and September 30, 2013 are presented below.

Available For Sale
		Gross	Gross
December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$55,898	$183	$(4,405)	$51,676
Small Business Administration securities	30,026	347	(102)	30,271
Obligations of states and political subdivisions	1,869	-	(155)	1,714
Non-bank qualified obligations of states and political subdivisions	299,277	2	(18,794)	280,485
Common equities and mutual funds	542	265	(11)	796
Mortgage-backed securities	624,361	2,557	(21,531)	605,387
Total debt securities	$1,011,973	$3,354	$(44,998)	$970,329

		Gross	Gross
September 30, 2013	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$52,897	$136	$(4,249)	$48,784
Small Business Administration securities	10,099	482	-	10,581
Obligations of states and political subdivisions	1,880	-	(153)	1,727
Non-bank qualified obligations of states and political subdivisions	255,189	-	(16,460)	238,729
Mortgage-backed securities	596,343	3,968	(18,939)	581,372
Total debt securities	$916,408	$4,586	$(39,801)	$881,193

Held to Maturity
		Gross	Gross	Estimated
December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$10,001	$-	$(634)	$9,367
Obligations of states and political subdivisions	20,621	9	(1,340)	19,290
Non-bank qualified obligations of states and political subdivisions	187,237	-	(13,374)	173,863
Mortgage-backed securities	75,210	-	(4,622)	70,588
Total debt securities	$293,069	$9	$(19,970)	$273,108

		Gross	Gross	Estimated
September 30, 2013	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$10,003	$-	$(390)	$9,613
Obligations of states and political subdivisions	19,549	13	(1,220)	18,342
Non-bank qualified obligations of states and political subdivisions	181,547	-	(12,085)	169,462
Mortgage-backed securities	76,927	-	(3,826)	73,101
Total debt securities	$288,026	$13	$(17,521)	$270,518

Included in securities available for sale are trust preferred securities as follows:

At December 31, 2013
	Amortized		Unrealized	S&P	Moody's
Issuer(1)	Cost	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,985	$4,099	$(886)	BBB-	Baa3
Huntington Capital Trust II SE	4,976	4,050	(926)	BB+	Baa3
PNC Capital Trust	4,960	4,150	(810)	BBB	Baa2
Wells Fargo (Corestates Capital) Trust	4,410	4,050	(360)	A-	A3
Total	$19,331	$16,349	$(2,982)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2013
	Amortized		Unrealized	S&P	Moody's
Issuer(1)	Cost	Fair Value	(Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,984	$4,100	$(884)	BBB-	Baa3
Huntington Capital Trust II SE	4,976	4,075	(901)	BB+	Baa3
PNC Capital Trust	4,959	4,175	(784)	BBB	Baa2
Wells Fargo (Corestates Capital) Trust	4,399	4,050	(349)	A-	A3
Total	$19,318	$16,400	$(2,918)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

Management has a process to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, interest or dividend payment status, monitoring the rating of the security, and projecting cash flows.  Other factors, but not necessarily all, considered are: that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the financial condition of the issuers listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

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

Generally accepted accounting principles require that, at acquisition, an enterprise classify debt securities into one of three categories: Available for sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta Financial has no trading securities.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2013 and September 30, 2013, are as follows:

Available For Sale
	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$27,401	$(1,209)	$16,128	$(3,196)	$43,529	$(4,405)
Small Business Administration securities	8,635	(102)	-	-	8,635	(102)
Obligations of states and political subdivisions	-	-	1,714	(155)	1,714	(155)
Non-bank qualified obligations of states and political subdivisions	209,442	(11,988)	69,827	(6,806)	279,269	(18,794)
Common equities and mutual funds	120	(11)	-	-	120	(11)
Mortgage-backed securities	382,743	(20,820)	5,248	(711)	387,991	(21,531)
Total debt securities	$628,341	$(34,130)	$92,917	$(10,868)	$721,258	$(44,998)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$29,312	$(1,433)	$13,477	$(2,816)	$42,789	$(4,249)
Obligations of states and political subdivisions	1,727	(153)	-	-	1,727	(153)
Non-bank qualified obligations of states and political subdivisions	238,729	(16,460)	-	-	238,729	(16,460)
Mortgage-backed securities	357,850	(18,939)	-	-	357,850	(18,939)
Total debt securities	$627,618	$(36,985)	$13,477	$(2,816)	$641,095	$(39,801)

Held to Maturity
	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$9,367	$(634)	$-	$-	$9,367	$(634)
Obligations of states and political subdivisions	16,589	(1,140)	1,264	(200)	17,853	(1,340)
Non-bank qualified obligations of states and political subdivisions	155,200	(11,675)	18,664	(1,699)	173,864	(13,374)
Mortgage-backed securities	70,588	(4,622)	-	-	70,588	(4,622)
Total debt securities	$251,744	$(18,071)	$19,928	$(1,899)	$271,672	$(19,970)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$9,613	$(390)	$-	$-	$9,613	$(390)
Obligations of states and political subdivisions	17,253	(1,220)	-	-	17,253	(1,220)
Non-bank qualified obligations of states and political subdivisions	169,462	(12,085)	-	-	169,462	(12,085)
Mortgage-backed securities	73,101	(3,826)	-	-	73,101	(3,826)
Total debt securities	$269,429	$(17,521)	$-	$-	$269,429	$(17,521)

At December 31, 2013, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at December 31, 2013.

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

Available For Sale	AMORTIZED	FAIR
	COST	VALUE
December 31, 2013	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	9,947	10,130
Due after five years through ten years	214,171	204,750
Due after ten years	163,494	150,062
	387,612	364,942
Mortgage-backed securities	624,361	605,387
Total debt securities	$1,011,973	$970,329

	AMORTIZED	FAIR
	COST	VALUE
September 30, 2013	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	9,929	10,061
Due after five years through ten years	162,203	155,014
Due after ten years	147,933	134,746
	320,065	299,821
Mortgage-backed securities	596,343	581,372
Total debt securities	$916,408	$881,193

Held To Maturity	AMORTIZED	FAIR
	COST	VALUE
December 31, 2013	(Dollars in Thousands)

Due in one year or less	$645	$645
Due after one year through five years	4,378	4,305
Due after five years through ten years	63,016	58,858
Due after ten years	149,820	138,712
	217,859	202,520
Mortgage-backed securities	75,210	70,588
Total debt securities	$293,069	$273,108

	AMORTIZED	FAIR
	COST	VALUE
September 30, 2013	(Dollars in Thousands)

Due in one year or less	$649	$649
Due after one year through five years	2,234	2,203
Due after five years through ten years	50,547	47,519
Due after ten years	157,669	147,046
	211,099	197,417
Mortgage-backed securities	76,927	73,101
Total debt securities	$288,026	$270,518

NOTE 6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At December 31, 2013 and September 30, 2013, unfunded loan commitments approximated $89.5 million and $102.9 million respectively, excluding undisbursed portions of loans in process.  Unfunded loan commitments at December 31, 2013 and September 30, 2013 were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.  At December 31, 2013, the Company had three commitments to purchase securities held to maturity totaling $1.1 million.  At September 30, 2013, the Company had two commitments to purchase securities held to maturity totaling $0.5 million.

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

Soneet R. Kapila, as Chapter 11 Trustee for Louis J. Pearlman, Louis J. Pearlman Enterprises, Inc., and Transcontinental Aviation, Inc. v. First International Bank & Trust, et al, Adv. No.: 6-09-ap-00106-KSJ, filed in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division on March 20, 2009. This is a cause of action brought by the above-captioned Trustee to avoid and recover alleged fraudulent transfers related to loans made by First International Bank & Trust to the Debtors. First International Bank & Trust sold participations in the loans to multiple banks, including MetaBank. The action is brought by the Trustee pursuant to Bankruptcy Sections 544, 548, 550 of the Bankruptcy Code, as well as the Florida Uniform Fraudulent Transfer Act, Chapter 726 of Florida Statutes. The Company settled this matter with the Trustee, which settlement has been approved by the court, and the action against the Company has been dismissed.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans for the three months ended December 31, 2013:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2013	318,648	$24.44	4.18	$4,376
Granted	-	-
Exercised	(500)	9.00		14
Forfeited or expired	-	-		-
Options outstanding, December 31, 2013	318,148	$24.47	3.93	$5,045

Options exercisable, December 31, 2013	315,398	$24.43	3.90	$5,015

		Weighted
		Average
	Number of	Fair Value
	Shares	at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2013	4,000	$25.67
Granted	1,000	37.41
Vested	-	-
Forfeited or expired	-	-
Nonvested shares outstanding, December 31, 2013	5,000	$28.02

At December 31, 2013, stock based compensation expense not yet recognized in income totaled $101,000, which is expected to be recognized over a weighted average remaining period of 1.13 years.

NOTE 8.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Retail Banking, a division of the Bank, operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where its offices are located. The second reportable segment, MPS, is a division of the Bank.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of Automated Teller Machines (“ATMs”) into the debit networks, credit programs, Automated Clearing House (“ACH”) origination services, gift card programs, rebate programs, travel programs, and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of the Company and Meta Trust and inter-segment eliminations.

Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

The following tables present segment data for the Company for the three months ended December 31, 2013 and 2012, respectively.

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2013
Interest income	$7,462	$3,700	$-	$11,162
Interest expense	509	26	114	649
Net interest income (expense)	6,953	3,674	(114)	10,513
Provision (recovery) for loan losses	-	-	-	-
Non-interest income	750	12,837	-	13,587
Non-interest expense	4,832	13,727	502	19,061
Income (loss) before income tax expense (benefit)	2,871	2,784	(616)	5,039
Income tax expense (benefit)	616	639	(218)	1,037
Net income (loss)	$2,255	$2,145	$(398)	$4,002

Inter-segment revenue (expense)	$3,216	$(3,216)	$-	$-
Total assets	513,690	1,290,483	2,786	1,806,959
Total deposits	238,422	1,150,964	(8,252)	1,381,134

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended December 31, 2012
Interest income	$6,056	$3,574	$-	$9,630
Interest expense	672	38	123	833
Net interest income (expense)	5,384	3,536	(123)	8,797
Provision (recovery) for loan losses	-	-	-	-
Non-interest income	1,916	11,494	-	13,410
Non-interest expense	4,824	12,989	265	18,078
Income (loss) before tax	2,476	2,041	(388)	4,129
Income tax expense (benefit)	644	505	(145)	1,004
Net income (loss)	$1,832	$1,536	$(243)	$3,125

Inter-segment revenue (expense)	$2,922	$(2,922)	$-	$-
Total assets	516,299	1,244,971	2,000	1,763,270
Total deposits	207,035	1,111,712	(2,489)	1,316,258

The following tables present gross profit data for MPS for the three months ended December 31, 2013 and 2012.

Three Months Ended December 31,	2013	2012

Interest income	$3,700	$3,574
Interest expense	26	38
Net interest income	3,674	3,536

Provision (recovery) for loan losses	-	-
Non-interest income	12,837	11,494
Card processing expense	4,237	3,680
Gross Profit	12,274	11,350

Other non-interest expense	9,490	9,309

Income (loss) before income tax expense (benefit)	2,784	2,041
Income tax expense (benefit)	639	505
Net Income (Loss)	$2,145	$1,536

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures. The ASU does not change current requirements for reporting net income or other comprehensive income. The Company adopted this ASU effective October 1, 2013, and the adoption did not have a material impact on the Company's consolidated financial statements, results of operations or cash flows.

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

Accounting Standards Update No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310:40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

This ASU provides guidance on when a loan should be derecognized and collateral assets recognized during an in substance repossession or foreclosure.  The objective of this ASU is to eliminate diversity in practice related to the topic.  The ASU states creditors are considered to have physical possession of residential real estate property when either the creditor obtains title for the property or the borrower transfers all interest in the property through a deed or other legal agreement.  When physical possession occurs, the loan should be derecognized and collateral assets recognized.  This update is effective for annual and interim periods beginning after December 15, 2014, and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 10.	FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system and requires disclosures about fair value measurement.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. Government, instrumentality, and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at December 31, 2013 or September 30, 2013.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.

The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company considers these valuations supplied by a third party provider which utilizes several sources for valuing fixed-income securities.  These sources include Interactive Data Corporation, Reuters, Standard and Poor’s, Bloomberg Financial Markets, Street Software Technology, and the third party provider’s own matrix and desk pricing. The Company continually reviews the third party’s methods and sources methodology for reasonableness. Sources utilized by the third party provider include but are not limited to pricing models that vary based by asset class and include available trade, bid, and other market information.  This methodology includes but is not limited to broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs. No less than quarterly, the Company receives and compares prices provided by multiple securities dealers to validate the accuracy and reasonableness of prices received from the third party provider. Each security held is priced by a minimum of two independent pricing sources.  On a monthly basis, the Investment Committee and the Director of Portfolio Management reviews mark-to-market changes in the securities portfolio for reasonableness.

The following table summarizes the fair values of securities available for sale and held to maturity at December 31, 2013 and September 30, 2013.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value at December 31, 2013
	Available For Sale				Held To Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$51,676	$-	$51,676	$-	$-	$-	$-	$-
Agency securities	-	-	-	-	9,367	-	9,367	-
Small Business Administration securities	30,271	-	30,271	-	-	-	-	-
Obligations of states and political subdivisions	1,714	-	1,714	-	19,290	-	19,290	-
Non-bank qualified obligations of states and political subdivisions	280,485	-	280,485	-	173,863	-	173,863	-
Business Equalization Plan	796	-	796	-	-	-	-	-
Mortgage-backed securities	605,387	-	605,387	-	70,588	-	70,588	-
Securities available for sale	$970,329	$-	$970,329	$-	$273,108	$-	$273,108	$-

	Fair Value at September 30, 2013
	Available For Sale				Held To Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$48,784	$-	$48,784	$-	$-	$-	$-	$-
Agency securities	-	-	-	-	9,613	-	9,613	-
Small Business Administration securities	10,581	-	10,581	-	-	-	-	-
Obligations of states and political subdivisions	1,727	-	1,727	-	18,342	-	18,342	-
Non-bank qualified obligations of states and political subdivisions	238,729	-	238,729	-	169,462	-	169,462	-
Mortgage-backed securities	581,372	-	581,372	-	73,101	-	73,101	-
Securities available for sale	$881,193	$-	$881,193	$-	$270,518	$-	$270,518	$-

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at December 31, 2013 represents the lower of the new cost basis or the fair value less selling costs of foreclosed assets that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310.

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of December 31, 2013 and September 30, 2013.

	Fair Value at December 31, 2013
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$256	$-	$-	$256
Commercial and multi-family real estate loans	4,047	-	-	4,047
Total Impaired Loans	4,303	-	-	4,303
Foreclosed Assets, net	116	-	-	116
Total	$4,419	$-	$-	$4,419

	Fair Value at September 30, 2013
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$257	$-	$-	$257
Commercial and multi-family real estate loans	1,810	-	-	1,810
Consumer loans	-	-	-	-
Commercial operating loans	-	-	-	-
Total Impaired Loans	2,067	-	-	2,067
Foreclosed Assets, net	116	-	-	116
Total	$2,183	$-	$-	$2,183

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input

Impaired Loans, net	$4,303	Market approach	Appraised values (1)
Foreclosed Assets, net	116	Market approach	Appraised values (1)

(1) The Company generally relies on external appraisers to develop this information.  Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input

Impaired Loans, net	$2,067	Market approach	Appraised values (1)
Foreclosed Assets, net	116	Market approach	Appraised values (1)

(1) The Company generally relies on external appraisers to develop this information.  Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2013 and September 30, 2013, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2013 and September 30, 2013.

	December 31, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$31,865	$31,865	$31,865	$-	$-
Securities available for sale	970,329	970,329	-	970,329	-
Securities held to maturity	293,069	273,108	-	273,108	-
Loans receivable:
One to four family residential mortgage loans	92,202	83,173	-	-	83,173
Commercial and multi-family real estate loans	204,246	212,537	-	-	212,537
Agricultural real estate loans	33,774	34,136	-	-	34,136
Consumer loans	27,895	28,184	-	-	28,184
Commercial operating loans	18,296	17,391	-	-	17,391
Agricultural operating loans	31,008	32,417	-	-	32,417
Total loans receivable	407,421	407,838	-	-	407,838

Federal Home Loan Bank stock	11,794	11,794	-	11,794	-
Accrued interest receivable	9,663	9,663	9,663	-	-

Financial liabilities
Noninterest bearing demand deposits	1,177,936	1,177,936	1,177,936	-	-
Interest bearing demand deposits, savings, and money markets	97,719	97,719	97,719	-	-
Certificates of deposit	105,479	105,945	-	105,945	-
Total deposits	1,381,134	1,381,600	1,275,655	105,945	-

Advances from Federal Home Loan Bank	7,000	8,943	-	8,943	-
Federal funds purchased	235,000	235,000		235,000
Securities sold under agreements to repurchase	15,249	15,249	-	15,249	-
Subordinated debentures	10,310	10,312	-	10,312	-
Accrued interest payable	250	250	250	-	-

	September 30, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$40,063	$40,063	$40,063	$-	$-
Securities available for sale	881,193	881,193	-	881,193	-
Securities held to maturity	288,026	270,518	-	270,518	-
Loans receivable:
One to four family residential mortgage loans	82,287	72,628	-	-	72,628
Commercial and multi-family real estate loans	192,786	200,778	-	-	200,778
Agricultural real estate loans	29,552	30,920	-	-	30,920
Consumer loans	30,314	30,588	-	-	30,588
Commercial operating loans	16,264	15,718	-	-	15,718
Agricultural operating loans	33,750	35,175	-	-	35,175
Total loans receivable	384,953	385,807	-	-	385,807

Federal Home Loan Bank stock	9,994	9,994	-	9,994	-
Accrued interest receivable	8,582	8,582	8,582	-	-

Financial liabilities
Noninterest bearing demand deposits	1,086,258	1,086,258	1,086,258	-	-
Interest bearing demand deposits, savings, and money markets	97,426	97,426	97,426	-	-
Certificates of deposit	131,599	132,187	-	132,187	-
Total deposits	1,315,283	1,315,871	1,183,684	132,187	-

Advances from Federal Home Loan Bank	7,000	9,089	-	9,089	-
Federal funds purchased	190,000	190,000		190,000
Securities sold under agreements to repurchase	9,146	9,146	-	9,146	-
Subordinated debentures	10,310	10,312	-	10,312	-
Accrued interest payable	291	291	291	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2013 and September 30, 2013.

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

LOANS RECEIVABLE
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at December 31, 2013 and September 30, 2013.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

FEDERAL HOME LOAN BANK (“FHLB”) STOCK
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

NOTE 11.	INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s intangible assets for the three months ended December 31, 2013 and 2012 are as follows:

	Meta Payment	Meta Payment
	Systems®	Systems®
	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2013	$2,339	$-	$2,339

Patent costs capitalized during the period	99	-	99

Amortization during the period	(16)	-	(16)

Balance as of December 31, 2013	$2,422	$-	$2,422

	Meta Payment	Meta Payment
	Systems®	Systems®
	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2012	$2,026	$9	$2,035

Patent costs capitalized during the period	-	-	-

Amortization during the period	166	-	166

Write-offs during the period	(9)	(7)	(16)

Balance as of December 31, 2012	$2,183	$2	$2,185

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the three months ended December 31, 2013 and 2012.

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

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the quarter ended December 31, 2013.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2013, compared to September 30, 2013, and the consolidated results of operations for the three months ended December 31, 2013 and 2012.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2013.

OVERVIEW OF CORPORATE DEVELOPMENTS

MPS 2014 fiscal first quarter net income was $2.1 million compared to net income of $1.5 million in the 2013 first quarter.  This increase was primarily the result of an increase in non-interest income of $1.3 million partially offset by an increase in non-interest expense of $0.7 million.  The average internal net interest yield MPS received for its deposits was 1.25% in the 2014 fiscal first quarter and 1.30% in the comparable 2013 period.

MPS is developing a number of new credit products for fiscal year 2014, subject to OCC approval.

Retail Bank fiscal 2014 first quarter net income was $2.3 million compared to net income of $1.8 million in the 2013 first quarter.  The increase was primarily attributable to an increase in interest income of $1.4 million, and, to a lesser extent, a decrease in interest expense, offset in part by a decrease in non-interest income.  Retail Bank checking balances continued to grow from $67.1 million at December 31, 2012 to $77.0 million, or 14.7%, at December 31, 2013.
The Company’s tangible book value per common share decreased by $0.15, or 0.6%, from $23.17 at September 30, 2013 to $23.02 per share at December 31, 2013 primarily due to unrealized losses in securities as a result of market conditions.

At December 31, 2013, non-performing assets were $0.7 million compared to $0.8 million at September 30, 2013.

FINANCIAL CONDITION

At December 31, 2013, the Company’s assets grew by $115.0 million, or 6.8%, to $1.8 billion compared to $1.7 billion at September 30, 2013.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed and investment securities and, to a lesser extent, in increases in net loans receivable, offset in part by a decrease in cash and cash equivalents.

Total cash and cash equivalents were $31.9 million at December 31, 2013, a decrease of $8.2 million from $40.1 million at September 30, 2013.  The decline primarily was the result of the Company’s investing its excess liquidity in mortgage-backed and investment securities.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.  At December 31, 2013, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities increased $94.2 million, or 8.1%, to $1.3 billion at December 31, 2013 as compared to $1.2 billion at September 30, 2013, as investment purchases exceeded related maturities, sales, and principal pay downs.  The Company’s portfolio of securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives and high quality non-bank qualified obligations of states and political subdivisions (“NBQ”) which mature in approximately 15 years or less.  Of the total of $680.6 million of MBS, $605.4 million are classified as available for sale, and $75.2 million are classified as held to maturity.  Of the total of $582.8 million of investment securities, $364.9 million are classified as available for sale and $217.9 million are classified as held to maturity.  During the three month period ended December 31, 2013, the Company purchased $49.4 million of MBS with estimated future maturities of five years or less (primarily due to anticipated prepayments) and stated maturities of 30 years or less and $80.3 million of investment securities available for sale, primarily high quality NBQ obligations of states and political subdivisions and U.S. Government guaranteed Small Business Administration uncapped, floating rate securities.

The Company’s portfolio of net loans receivable increased $22.1 million, or 5.8%, to $402.5 million at December 31, 2013 from $380.4 million at September 30, 2013.  This increase primarily relates to an $11.5 million increase in commercial and multi-family real estate loans, a $9.9 million increase in residential mortgage loans, a $4.2 million increase in agricultural real estate loans and a $2.0 million increase in commercial operating loans, partially offset by a decrease of $2.4 million in consumer loans, and $2.7 million in agricultural operating loans.

Assets held for sale at December 31, 2013 remained unchanged from September 30, 2013 at $1.1 million due to an expected sale of a branch in the Central Iowa market.

Total deposits increased $65.9 million, or 5.0%, at December 31, 2013 from September 30, 2013.  Deposits attributable to MPS increased by $87.2 million, or 8.2%, to $1.2 billion at December 31, 2013, compared to $1.1 billion at September 30, 2013.  Additionally, certificates of deposits decreased by $26.1 million to $105.5 million primarily related to a decrease in public funds on deposit as planned by the Company.  The average balance of total deposits and interest-bearing liabilities was $1.6 billion for the three month period ended December 31, 2013 compared to $1.4 billion for the same period in the prior fiscal year.

Total borrowings increased $51.1 million from $216.5 million at September 30, 2012 to $267.6 million at December 31, 2013, primarily due to the increase of federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing.

At December 31, 2013, the Company’s stockholders’ equity totaled $142.6 million, a decrease of $0.4 million from $143.0 million at September 30, 2013, due primarily to a decrease in accumulated other comprehensive income caused by the impact of recent interest rate increases on the fair value of the Company’s securities portfolio.  At December 31, 2013, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at December 31, 2013 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	December 31, 2013	September 30, 2013
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family (2)	$284	$245
Commercial & Multi Family (1) (2)	319	427
Commercial Operating (1) (2)	6	7
Total	609	679

Accruing Loans Delinquent 90 Days or More
Consumer	4	13
Total	4	13

Total Non-Performing Loans	613	692

Other Assets

Foreclosed Assets:
Commercial & Multi Family	116	116
Total	116	116

Total Other Assets	116	116

Total Non-Performing Assets	$729	$808
Total as a Percentage of Total Assets	0.04%	0.05%

(1)	At December 31, 2013, the Company had $319,000 of TDRs in Commercial & Multi Family and $6,000 of TDRs in Commercial Operating.
(2)	At September 30, 2013, the Company had $320,000 of TDRs in Commercial & Multi Family and $7,000 of TDRs in Commercial Operating.
In addition to the non-performing TDRs in (1) and (2), the Company had an additional $4.8 million and $4.9 million TDRs performing in accordance with their terms at December 31, 2013 and September 30, 2013, respectively.

At December 31, 2013, non-performing loans totaled $0.6 million, representing 0.1% of total loans, compared to $0.7 million, or 0.2% of total loans at September 30, 2013.

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

On the basis of management’s review of its loans and other assets, at December 31, 2013, the Company had classified a total of $4.5 million of its assets as substandard and none as doubtful or loss.  This compares to classifications at September 30, 2013 of $7.6 million as substandard and none as doubtful or loss.  See Note 2 to the Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic slowdown, which has shown some signs of abating, continues to strain the financial condition of some borrowers.    It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management believes that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of drought weather conditions within our markets have the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the continuing low growth environment may also negatively impact consumers’ repayment capacities.

At December 31, 2013, the Company had established an allowance for loan losses totaling $4.3 million compared to $3.9 million at September 30, 2013. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2013 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with U.S. GAAP.  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that:  (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2013 and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both December 31, 2013 and September 30, 2013 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Intangible Assets.  Each quarter the Company evaluates the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with ASC 350, Intangibles – Goodwill and Other, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.  If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Security Impairment.  Management continually monitors the investment security portfolio for impairment on a security by security basis.  Management has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, interest or dividend payment status, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

RESULTS OF OPERATIONS

General.
The Company recorded net income of $4.0 million, or 65 cents per diluted share, for the three months ended December 31, 2013 compared to net income of $3.1 million, or 57 cents per diluted share, for the same period in fiscal year 2013.  The increase in net income was primarily due to an increase of $1.2 million in investment securities portfolio interest income, and to a lesser extent, an increase in loans receivable as well as decreases in interest expense, offset in part by increases in non-interest expense.

Net Interest Income.  Net interest income for the fiscal 2014 first quarter increased by $1.7 million, or 19.5%, to $10.5 million from $8.8 million for the same period in the prior fiscal year primarily due to an increase in interest income and a decrease in interest expense. Net interest margin increased to 2.71% for the first quarter of fiscal year 2014 as compared to 2.50% for the same period in fiscal year 2013.  On the asset side, the increase was primarily driven by an increase in volume and yield in the securities portfolio.  Of particular note is the increase in yield of the MBS portfolio due to lower premium amortization on slower prepayments speeds.  The relative growth in the loan portfolio also aided net interest margin expansion.

The Company’s asset yields increased by 14 basis points resulting partially from a change in asset mix which included a higher percentage of tax exempt income from municipal bonds in the fiscal 2014 first quarter compared to the same period in the prior fiscal year.  The yield on non-MBS investment securities increased by 19 basis points on a taxable equivalent yield (“TEY”) basis.  Asset yields moderately expanded due to increased yields on the MBS portfolio.  The yield on government related MBS increased 29 basis points.  Average quarterly TEY on the securities portfolio increased by 26 basis points in the first quarter of fiscal 2014 compared to the same quarter of the prior year.  Net interest margin was also positively impacted by a 7 basis points decrease in the total cost of funds.  This decrease was primarily due to a decrease in the cost of time deposits due to lower rates on CD renewals.  The Company’s average interest-earning assets for the fiscal 2014 first quarter grew by $185.2 million, or 12.0%, to $1.73 billion, up from $1.54 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2014 first fiscal quarter increased $175.3 million, or 12.1%, to $1.63 billion from $1.45 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits, time deposits and overnight federal funds purchased, slightly offset by a decrease in Federal Home Loan Bank advances and other borrowings.  MPS average quarterly deposits for the 2014 first fiscal quarter increased $96.4 million, or 8.9%, from the same period last year.  This increase resulted almost entirely from growth in existing core prepaid card programs.  Overall, rates on all deposits and interest-bearing liabilities decreased by 7 basis points from 0.23% in the 2013 first fiscal quarter to 0.16% in the 2014 period.  At December 31, 2013, low- and no-cost checking deposits represented 90.5% of total deposits compared to 91.5% one year earlier.  The growth in deposits was driven by an increase of $39.3 million, or 3.5%, in deposits generated by MPS at December 31, 2013 as compared to one year earlier.

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

Three Months Ended December 31,		2013			2012
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$393,983	$4,471	4.50%	$329,596	$4,127	4.97%
Mortgage-backed securities	703,933	3,683	2.08%	651,834	2,934	1.79%
Other investments and fed funds sold	630,953	3,008	2.71%	562,203	2,569	2.48%
Total interest-earning assets	1,728,869	$11,162	2.86%	1,543,633	$9,630	2.72%
Non-interest-earning assets	56,685			73,531
Total assets	$1,785,554			$1,617,164

Non-interest bearing deposits	$1,208,199	$-	0.00%	$1,102,822	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	30,828	25	0.32%	32,196	40	0.49%
Savings	26,127	8	0.12%	26,229	10	0.15%
Money markets	39,820	20	0.20%	39,785	28	0.28%
Time deposits	129,672	220	0.67%	96,857	347	1.42%
FHLB advances	7,000	125	7.08%	11,000	168	6.06%
Overnight fed funds purchased	162,468	122	0.30%	116,352	97	0.33%
Other borrowings	21,525	129	2.38%	25,049	143	2.26%
Total interest-bearing liabilities	417,440	649	0.62%	347,468	833	0.95%
Total deposits and interest-bearing liabilities	1,625,639	$649	0.16%	1,450,290	$833	0.23%
Other non-interest bearing liabilities	12,869			20,680
Total liabilities	1,638,508			1,470,970
Shareholders' equity	147,046			146,194
Total liabilities and shareholders' equity	$1,785,554			$1,617,164
Net interest income and net interest rate spread including non-interest bearing deposits		$10,513	2.70%		$8,797	2.49%

Net interest margin			2.71%			2.50%

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield.  Actual quarter end yields were higher than average quarterly yields for the fiscal first quarter 2014.

Three Months Ended December 31,	2013			2012
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Securities Portfolio assets:
Mortgage-backed securities	703,933	3,683	2.08%	651,834	2,934	1.79%
Investment Securities	559,282	2,981	3.04%	489,083	2,569	2.85%
Total Securities Portfolio	1,263,215	$6,664	2.50%	1,140,917	$5,504	2.24%

(1)	Tax rate used to arrive at a Taxable Equivalent Yield for three months ended December 2013 is 34%
(2)	Tax rate used to arrive at a Taxable Equivalent Yield for three months ended December 2012 is 35%

Provision for Loan Losses.  The Company did not record a provision for loan losses in three month period ended December 31, 2013 or 2012.  This was the result of the evaluation of the allowance for loan loss as explained in Note 3 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2014 first quarter increased slightly by $0.2 million, or 1.3%, to $13.6 million from $13.4 million for the same period in the prior fiscal year.  The change was due to an increase of $1.4 million in card fee income along with a decrease in loss on sale of foreclosed real estate of $0.4 million and was partially offset by a decrease in gain on sale of securities available for sale of $1.7 million.  Fees earned on MPS‑related programs increased to $12.9 million for the first quarter of fiscal year 2014, compared to $11.5 million for the same period in fiscal year 2013.

Non-Interest Expense.  Non-interest expense increased to $19.1 million for the first quarter of fiscal year 2014 as compared to $18.1 million for the same period in fiscal year 2013.  Compensation expense increased $0.7 million to $9.0 million for the three months ended December 31, 2013 as compared to $8.3 million for the same period in fiscal year 2013 due primarily to a 3.0% increase in overall staffing.  Card processing expense increased $0.6 million to $4.3 million for the three months ended December 31, 2013 as compared to $3.7 million for the same period in fiscal year 2013.  Legal and consulting expenses increased $0.5 million to $1.4 million for the three months ended December 31, 2013 as compared to $0.9 million for the same period in fiscal year 2013.

Income Tax.  Income tax expense for the first quarter of fiscal year 2014 was $1.0 million, or an effective tax rate of 20.6%, compared to income tax expense of $1.0 million, or an effective tax rate of 24.3%, for the same period in the prior fiscal year.  The decrease in effective tax rate is mainly the result of an increase in the volume of tax exempt municipal bonds owned by the Company.  To a lesser extent, the decrease is also a result of the purchase of additional bank-owned life insurance in late December 2012.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2013, the Company had commitments to originate and purchase loans and unused lines of credit totaling $89.5 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.  At December 31, 2013, the Company had three commitments to purchase securities held to maturity totaling $1.1 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2013, the Bank met all capital adequacy requirements.
The Bank’s actual and required capital amounts and ratios are presented in the following table.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
At December 31, 2013	Amount	Ratio	Amount	Ratio	Amount			Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$164,462	9.01%	$27,394	1.50%	$	n/	a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	164,462	9.01	73,050	4.00		91,312		5.00
Tier 1 (core) capital (to risk-weighted assets)	164,462	22.28	29,527	4.00		44,291		6.00
Total risk-based capital (to risk-weighted assets)	168,720	22.86	59,055	8.00		73,819		10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At December 31, 2013, the Bank exceeded all requirements for the well capitalized category.

In July 2013, the Bank’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules are effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

We believe that the Bank will be able to meet targeted capital ratios upon implementation of the revised requirements, as finalized.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments.

The Company currently focuses lending efforts toward originating and purchasing competitively priced adjustable-rate and fixed-rate loan products with short to intermediate terms to maturity, generally five years or less except for residential mortgage loans.  This theoretically allows the Company to maintain a portfolio of loans that will have relatively little sensitivity to changes in the level of interest rates, while providing a reasonable spread to the cost of liabilities used to fund the loans.

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

The Company uses two approaches to model interest rate risk: Earnings at Risk (“EAR analysis”) and Economic Value of Equity (“EVE analysis”).  Under EAR analysis, net interest income is calculated for each interest rate scenario to the net interest income forecast in the base case.  EAR analysis measures the sensitivity of interest sensitive earnings over a one year minimum time horizon.  The results are affected by projected rates, prepayments, caps and floors. Market implied forward rates and various likely and extreme interest rate scenarios can be used for EAR analysis.  These likely and extreme scenarios can include rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models -100, +100, +200, +300 basis point parallel shifts in market interest rates over the next one-year period.  Due to the current low level of interest rates, only a -100 basis point parallel shift is represented.

The Company is within Board policy limits for all scenarios.. The table below shows the results of the scenario as of December 31, 2013:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-2.4%	-3.0%	-6.4%	-9.8%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%

The EAR analysis reported at December 31, 2013, shows that more liabilities (primarily the overnight federal funds purchased) than assets will reprice over the modeled one-year period.

The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing.  Interest rate risk (“IRR”) is a snapshot in time. The Company’s IRR results vary depending on which day of the week this snapshot is taken. IRR was negatively affected because the 2014 fiscal first quarter ended on a Tuesday, which, due to payroll processing timing, tend to necessitate a higher than average amount of overnight federal funds purchased which are typically paid down throughout the week. The Company anticipates improved IRR results in an upward interest rate environment based on expected non-interest bearing deposit growth from January through March.

The following table shows the income sensitivity of selected assets and liabilities to changes in market interest rates (dollars in thousands).

			Change in Interest Income/Expense
		% of	for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramnp
Basis Point Change Scenario	Assets	Assets	-100	Base	+100	+200	+300
Total Loans	402,808	23.7%	18,725	19,494	20,328	21,185	22,050
Total Investments (non-TEY) and other Earning Assets	1,295,327	76.3%	24,565	25,383	26,473	27,473	28,472
Total Interest-Sensitive Income	1,698,135	100.0%	43,290	44,877	46,801	48,658	50,522
Total Interest-Bearing Deposits	203,197	44.1%	673	884	1,706	2,577	3,502
Total Borrowings	257,249	55.9%	944	1,280	3,681	6,081	8,481
Total Interest-Sensitive Expense	460,446	100.0%	1,617	2,164	5,387	8,658	11,983

The Company believes that its growing portfolio of non-interest bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less increase expected relative to other banks.  The Company continues to execute its investment strategy of primarily purchasing NBQ municipal bonds and agency MBS.  The NBQ municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation for NBQ municipal bonds uses the Company’s cost of funds as one of its components.  With the Company’s large volume of non-interest bearing deposits, the tax equivalent yield for these NBQ municipal bonds is higher than a similar term investment in other investment categories of similar risk and higher than most other banks can realize on the same instruments.  The Company has also purchased a number of variable-rate securities during the 2014 fiscal first quarter.  This strategy sacrifices some short-term yield, but better positions the Company for future interest rate increases.

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

The Company is within Board policy limits for all basis point scenarios. The table below shows the results of the scenario as of December 31, 2013:

Economic Value Sensitivity

	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-3.1%	-1.1%	-4.2%	-8.7%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%

The EVE at risk reported at December 31, 2013, shows that as interest rates increase immediately, the economic value of equity position will decrease, since the amount of the assets is greater than the amount of liabilities.

The following table details the economic value sensitivity to changes in market interest rates at December 31, 2013, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that, in a +100, +200, and +300 higher rate scenario, total assets are less sensitive than total liabilities.  Investments contribute to sensitivity, largely due to fixed rate securities investments.  This sensitivity is offset by the non-interest bearing deposits.

			Change in Economic Value
		% of	for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramnp
Basis Point Change Scenario	Value	Assets	-100	+100	+200	+300
Total Loans	402,808	22.3%	2.1%	-2.8%	-5.7%	-8.4%
Total Investments (non-TEY) and other Earning Assets	1,275,191	70.7%	4.7%	-5.0%	-9.9%	-14.6%
Other Assets	126,173	7.0%	0.0%	0.0%	0.0%	0.0%
Assets	1,804,172	100.0%	3.8%	-4.2%	-8.2%	-12.2%
Interest-Bearing Deposits	203,197	12.2%	1.7%	-1.6%	-3.1%	-4.3%
Non-Interest Bearing Deposits	1,186,188	71.4%	7.0%	-6.6%	-12.5%	-17.8%
Total Borrowings and Other Liabilities	272,395	16.4%	0.2%	-0.2%	-0.4%	-0.5%
Liabilities	1,661,780	100.0%	4.6%	-4.4%	-9.0%	-12.8%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, management identified a material weakness in internal control over financial reporting as of September 30, 2013.    Our price verification control was not designed appropriately to provide reasonable assurance that the prices received for certain investment securities reflect their fair value. Specifically, the price verification control in which we compared the price provided from our primary pricing provider to a second price from another pricing provider was improperly designed because for certain securities the underlying pricing sources used by our pricing providers were not independent of one another.  As a result, a material misstatement to the fair value of certain available for sale securities presented in the preliminary statement of financial condition and statement of comprehensive income (loss) existed and was corrected prior to the public issuance and filing of the consolidated financial statements.

While the known error mentioned above resulting from the material weakness was limited to two Fannie Mae mortgage-backed securities, the material weakness in internal control applies to a broader population of the securities portfolio.  As such, remediation efforts were fully implemented across the entire securities portfolio during the 2014 first fiscal quarter.  The remediation efforts were administered by our Director of Portfolio Management and involved key leaders from across the organization, including our Chief Executive Officer and Chief Financial Officer.

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, other than the remediation of the material weakness noted above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings – See “Legal Proceedings” of Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3 .Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: February 6, 2014	By: /s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: February 6, 2014	By: /s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document