Form 10-Q
period 2014-03-31
META FINANCIAL GROUP INC
filed 2014-05-05
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 2, 2014:
Common Stock, $.01 par value	6,129,299 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	March 31, 2014	September 30, 2013

Cash and cash equivalents	$38,931	$40,063
Investment securities available for sale	417,431	299,821
Mortgage-backed securities available for sale	616,172	581,372
Investment securities held to maturity	216,635	211,099
Mortgage-backed securities held to maturity	73,676	76,927
Loans receivable - net of allowance for loan losses of $4,572 at March 31, 2014 and $3,930 at September 30, 2013	426,015	380,428
Federal Home Loan Bank Stock, at cost	10,645	9,994
Accrued interest receivable	9,608	8,582
Insurance receivable	400	400
Premises, furniture, and equipment, net	16,881	17,664
Bank-owned life insurance	34,900	33,830
Foreclosed real estate and repossessed assets	116	116
Intangible assets	2,464	2,339
Prepaid assets	9,656	8,539
Deferred taxes	12,142	14,297
MPS accounts receivable	3,735	3,707
Assets held for sale	-	1,120
Other assets	1,150	1,691

Total assets	$1,890,557	$1,691,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,309,753	$1,086,258
Interest-bearing checking	35,338	31,181
Savings deposits	34,344	26,229
Money market deposits	42,728	40,016
Time certificates of deposit	72,997	131,599
Total deposits	1,495,160	1,315,283
Advances from Federal Home Loan Bank	7,000	7,000
Federal funds purchased	205,000	190,000
Securities sold under agreements to repurchase	5,526	9,146
Subordinated debentures	10,310	10,310
Accrued interest payable	167	291
Contingent liability	331	331
Accrued expenses and other liabilities	11,403	16,644
Total liabilities	1,734,897	1,549,005

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2014 and September 30, 2013, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 6,173,674 and 6,132,744 shares issued, 6,129,299 and 6,070,654 shares outstanding at March 31, 2014 and September 30, 2013, respectively	62	61
Additional paid-in capital	93,984	92,963
Retained earnings	77,826	71,268
Accumulated other comprehensive income (loss)	(15,485)	(20,285)
Treasury stock, 44,375 and 62,090 common shares, at cost, at March 31, 2014 and September 30, 2013, respectively	(727)	(1,023)
Total stockholders’ equity	155,660	142,984

Total liabilities and stockholders’ equity	$1,890,557	$1,691,989

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2014	2013	2014	2013

Interest and dividend income:
Loans receivable, including fees	$4,750	$3,735	$9,221	$7,862
Mortgage-backed securities	3,925	3,111	7,608	6,045
Other investments	3,388	2,872	6,396	5,441
	12,063	9,718	23,225	19,348
Interest expense:
Deposits	221	284	494	709
FHLB advances and other borrowings	323	529	699	937
	544	813	1,193	1,646

Net interest income	11,519	8,905	22,032	17,702

Provision (recovery) for loan losses	300	(300)	300	(300)

Net interest income after provision for loan losses	11,219	9,205	21,732	18,002

Non-interest income:
Card fees	12,055	13,960	24,948	25,496
Loan fees	438	234	645	502
Bank-owned life insurance	281	293	570	418
Deposit fees	140	154	297	322
Gain (loss) on sale of securities available for sale, net (Includes $98 and $97 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the three and six months ended March 31, 2014, respectively)	98	322	97	1,976
Gain (loss) on foreclosed real estate	2	87	5	(313)
Other income	49	45	88	104
Total non-interest income	13,063	15,095	26,650	28,505

Non-interest expense:
Compensation and benefits	10,019	9,116	18,970	17,393
Card processing	3,573	4,978	7,818	8,663
Occupancy and equipment	2,498	1,986	4,549	4,007
Legal and consulting	783	854	2,166	1,774
Data processing	338	291	672	611
Marketing	213	201	433	471
Impairment on assets held for sale	-	361	-	361
Other expense	2,319	2,798	4,196	5,383
Total non-interest expense	19,743	20,585	38,804	38,663

Income before income tax expense	4,539	3,715	9,578	7,844

Income tax expense (Includes $36 and $35 income tax expense reclassified from accumulated other comprehensive income for the three and six months ended March 31, 2014, respectively)	395	568	1,432	1,572

Net income	$4,144	$3,147	$8,146	$6,272

Earnings per common share:
Basic	$0.68	$0.57	$1.34	$1.15
Diluted	$0.67	$0.57	$1.32	$1.14

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2014	2013	2014	2013

Net income	$4,144	$3,147	$8,146	$6,272

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	14,286	(8,303)	7,745	(11,446)
Losses (gains) realized in net income	(98)	(322)	(97)	(1,976)
	14,188	(8,625)	7,648	(13,422)
Deferred income tax effect	5,180	(3,299)	2,848	(5,134)
Total other comprehensive income (loss)	9,008	(5,326)	4,800	(8,288)
Total comprehensive income (loss)	$13,152	$(2,179)	$12,946	$(2,016)

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended March 31, 2014 and 2013
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Cash dividends declared on common stock ($0.26 per share)	-	-	(1,426)	-	-	(1,426)

Issuance of common shares from the sales of equity securities	-	(123)	-	-	-	(123)

Issuance of 54,033 common shares from treasury stock due to issuance of restricted stock	-	(10)	-	-	970	960

Stock compensation	-	121	-	-	-	121

Net change in unrealized losses on securities, net of income taxes	-	-	-	(8,288)	-	(8,288)

Net income	-	-	6,272	-	-	6,272

Balance, March 31, 2013	$56	$78,757	$65,622	$225	$(1,285)	$143,375

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Cash dividends declared on common stock ($0.26 per share)	-	-	(1,588)	-	-	(1,588)

Issuance of common shares from the sales of equity securities	1	(52)	-	-	-	(51)

Issuance of 17,715 common shares from treasury stock due to exercise of stock options	-	1,040	-	-	296	1,336

Stock compensation	-	33	-	-	-	33

Net change in unrealized losses on securities, net of income taxes	-	-	-	4,800	-	4,800

Net income	-	-	8,146	-	-	8,146

Balance, March 31, 2014	$62	$93,984	$77,826	$(15,485)	$(727)	$155,660

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$8,146	$6,272
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	8,979	9,634
Provision (recovery) for loan losses	300	(300)
Provision (recovery) for deferred taxes	(694)	-
(Gain) loss on other assets	(39)	(6)
(Gain) loss on sale of securities available for sale, net	(97)	(1,976)
Net change in accrued interest receivable	(1,026)	(1,516)
Impairment on assets held for sale	-	361
Net change in other assets	(1,875)	(2,303)
Net change in accrued interest payable	(124)	10
Net change in accrued expenses and other liabilities	(5,241)	(55,554)
Net cash provided by (used in) operating activities	8,329	(45,378)

Cash flows from investing activities:
Purchase of securities available for sale	(257,319)	(406,511)
Proceeds from sales of securities available for sale	68,167	150,059
Proceeds from maturities and principal repayments of securities available for sale	39,650	116,302
Purchase of securities held to maturity	(7,410)	-
Proceeds from securities held to maturity	3,302	-
Purchase of bank owned life insurance	(500)	(18,000)
Loans purchased	(1,784)	(1,075)
Net change in loans receivable	(44,103)	(2,571)
Proceeds from sales of foreclosed real estate	-	427
Federal Home Loan Bank stock purchases	(186,691)	(204,522)
Federal Home Loan Bank stock redemptions	186,040	204,700
Proceeds from the sale of premises and equipment	1,169	5
Purchase of premises and equipment	(969)	(3,690)
Net cash provided by (used in) investing activities	(200,448)	(164,876)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	238,479	196,252
Net change in time deposits	(58,602)	(18,826)
Repayment of FHLB and other borrowings	-	(4,000)
Proceeds from federal funds purchased	15,000	-
Net change in securities sold under agreements to repurchase	(3,620)	(18,724)
Cash dividends paid	(1,588)	(1,426)
Stock compensation	33	121
Proceeds from issuance of common stock	1,285	837
Net cash provided by (used in) financing activities	190,987	154,234

Net change in cash and cash equivalents	(1,132)	(56,020)

Cash and cash equivalents at beginning of period	40,063	145,051
Cash and cash equivalents at end of period	$38,931	$89,031

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,317	$1,637
Income taxes	2,677	3,342

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six month periods ended March 31, 2014, are not necessarily indicative of the results expected for the year ending September 30, 2014.

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

Loans receivable at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014	September 30, 2013
	(Dollars in Thousands)

One to four family residential mortgage loans	$99,727	$82,287
Commercial and multi-family real estate loans	211,335	192,786
Agricultural real estate loans	35,206	29,552
Consumer loans	27,112	30,314
Commercial operating loans	22,030	16,264
Agricultural operating loans	35,770	33,750
Total Loans Receivable	431,180	384,953

Less:
Allowance for loan losses	(4,572)	(3,930)
Net deferred loan origination fees	(593)	(595)
Total Loans Receivable, Net	$426,015	$380,428

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and six month periods ended March 31, 2014 and 2013 is as follows:

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended March 31, 2014

Allowance for loan losses:
Beginning balance	$341	$1,552	$124	$72	$56	$248	$1,865	$4,258
Provision (recovery) for loan losses	(54)	114	111	(1)	(4)	230	(96)	300
Loan charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	14	-	-	14
Ending balance	$287	$1,666	$235	$71	$66	$478	$1,769	$4,572

Six Months Ended March 31, 2014

Allowance for loan losses:
Beginning balance	$333	$1,937	$112	$74	$49	$267	$1,158	$3,930
Provision (recovery) for loan losses	(46)	(599)	123	(3)	3	211	611	300
Loan charge offs	-	-	-	-	-	-	-	-
Recoveries	-	328	-	-	14	-	-	342
Ending balance	$287	$1,666	$235	$71	$66	$478	$1,769	$4,572

Ending balance: individually evaluated for impairment	25	366	-	-	-	-	-	391
Ending balance: collectively evaluated for impairment	262	1,300	235	71	66	478	1,769	4,181
Total	$287	$1,666	$235	$71	$66	$478	$1,769	$4,572

Loans:
Ending balance: individually evaluated for impairment	673	5,703	-	-	30	-	-	6,406
Ending balance: collectively evaluated for impairment	99,054	205,632	35,206	27,112	22,000	35,770	-	424,774
Total	$99,727	$211,335	$35,206	$27,112	$22,030	$35,770	$-	$431,180

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended March 31, 2013

Allowance for loan losses:
Beginning balance	$188	$2,870	$1	$3	$50	$18	$833	$3,963
Provision (recovery) for loan losses	77	(543)	-	-	(65)	(1)	232	(300)
Loan charge offs	-	-	-	-	-	-	-	-
Recoveries	-	2	-	1	40	-	-	43
Ending balance	$265	$2,329	$1	$4	$25	$17	$1,065	$3,706

Six Months Ended March 31, 2013

Allowance for loan losses:
Beginning balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971
Provision (recovery) for loan losses	72	(778)	-	-	(64)	17	453	(300)
Loan charge offs	-	(8)	-	-	-	-	-	(8)
Recoveries	-	2	-	1	40	-	-	43
Ending balance	$265	$2,329	$1	$4	$25	$17	$1,065	$3,706

Ending balance: individually evaluated for impairment	9	636	-	-	-	-	-	645
Ending balance: collectively evaluated for impairment	256	1,693	1	4	25	17	1,065	3,061
Total	$265	$2,329	$1	$4	$25	$17	$1,065	$3,706

Loans:
Ending balance: individually evaluated for impairment	682	9,382	-	-	59	-	-	10,123
Ending balance: collectively evaluated for impairment	65,061	164,812	27,843	29,404	14,609	23,112	-	324,841
Total	$65,743	$174,194	$27,843	$29,404	$14,668	$23,112	$-	$334,964

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by our regulator, the Office of the Comptroller of the Currency (the “OCC”), to be of lesser quality as “substandard,” “doubtful” or “loss.”  The loan classification and risk rating definitions are as follows:

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

The asset classification of loans at March 31, 2014 and September 30, 2013 are as follows:

March 31, 2014
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$99,083	$206,253	$32,121	$27,112	$22,030	$28,523	$415,122
Watch	316	862	-	-	-	1,810	2,988
Special Mention	83	99	1,940	-	-	147	2,269
Substandard	245	4,121	1,145	-	-	5,290	10,801
Doubtful	-	-	-	-	-	-	-
	$99,727	$211,335	$35,206	$27,112	$22,030	$35,770	$431,180

September 30, 2013
	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$81,719	$177,513	$26,224	$30,314	$16,251	$26,362	$358,383
Watch	239	7,791	3,328	-	13	1,690	13,061
Special Mention	84	102	-	-	-	5,698	5,884
Substandard	245	7,380	-	-	-	-	7,625
Doubtful	-	-	-	-	-	-	-
	$82,287	$192,786	$29,552	$30,314	$16,264	$33,750	$384,953

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

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and, in order to supplement its loan portfolio, has purchased whole loan and participation interests in loans from other financial institutions.  The purchased loans and loan participation interests are generally secured by properties primarily located in the Midwest.

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

Consumer Lending – Retail Bank.  The Company, through the auspices of its “Retail Bank”, originates a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.

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

Past due loans at March 31, 2014 and September 30, 2013 are as follows:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$112	$-	$-	$112	$99,333	$282	$99,727
Commercial Real Estate and Multi-Family	-	-	-	-	211,019	316	211,335
Agricultural Real Estate	-	-	-	-	35,206	-	35,206
Consumer	156	-	4	160	26,952	-	27,112
Commercial Operating	-	-	-	-	22,030	-	22,030
Agricultural Operating	388	-	-	388	35,382	-	35,770
Total	$656	$-	$4	$660	$429,922	$598	$431,180

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$53	$-	$245	$298	$81,744	$245	$82,287
Commercial Real Estate and Multi-Family	102	-	107	209	192,150	427	192,786
Agricultural Real Estate	1,169	-	-	1,169	28,383	-	29,552
Consumer	29	21	13	63	30,251	-	30,314
Commercial Operating	-	-	-	-	16,257	7	16,264
Agricultural Operating	-	-	-	-	33,750	-	33,750
Total	$1,353	$21	$365	$1,739	$382,535	$679	$384,953

Impaired loans at March 31, 2014 and September 30, 2013 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
March 31, 2014

Loans without a specific valuation allowance
Residential 1-4 Family	$392	$392	$-
Commercial Real Estate and Multi-Family	4,408	4,408	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	30	30	-
Agricultural Operating	-	-	-
Total	$4,830	$4,830	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$281	$281	$25
Commercial Real Estate and Multi-Family	1,295	1,295	366
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$1,576	$1,576	$391

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2013

Loans without a specific valuation allowance
Residential 1-4 Family	$359	$359	$-
Commercial Real Estate and Multi-Family	4,527	4,535	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	45	60	-
Agricultural Operating	-	-	-
Total	$4,931	$4,954	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$282	$282	$25
Commercial Real Estate and Multi-Family	2,107	2,107	404
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$2,389	$2,389	$429

The following table provides the average recorded investment in impaired loans for the three and six month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment

Residential 1-4 Family	$676	$650	$665	$548
Commercial Real Estate and Multi-Family	7,512	8,104	7,370	8,537
Agricultural Real Estate	-	-	-	-
Consumer	-	1	-	1
Commercial Operating	37	63	41	48
Agricultural Operating	-	-	-	-
Total	$8,226	$8,818	$8,076	$9,134

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three and six month periods ended March 31, 2014 and 2013.  Additionally, there were no TDR loans for which there was a payment default during the three and six month periods ended March 31, 2014 and 2013 that had been modified during the 12-month period prior to the default.

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

At March 31, 2014, the Company’s allowance for loan losses was $4.6 million, an increase of $0.7 million from $3.9 million at September 30, 2013.  During the six months ended March 31, 2014, the Company recorded a provision for loan losses of $0.3 million due to continued loan growth.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic slowdown, which recently has shown some signs of abating, continues to strain the financial condition of some borrowers.  Management therefore believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management believes that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of drought weather conditions within our markets have the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  Lower commodity prices than in prior years also has the potential to negatively affect some agricultural borrowers.  In addition, management believes the continuing low growth environment may also negatively impact consumers’ repayment capacities.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2014 reflects an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, the OCC and the Federal Reserve, which can require the establishment of additional general or specific allowances.

NOTE 4.	EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of March 31, 2014 and September 30, 2013.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three and six months ended March 31, 2014 and 2013 is presented below.

Three Months Ended March 31,	2014	2013
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$4,144	$3,147

Basic EPS
Weighted average common shares outstanding	6,119,679	5,490,960
Less weighted average nonvested shares	(4,967)	-
Weighted average common shares outstanding	6,114,712	5,490,960

Earnings Per Common Share
Basic	$0.68	$0.57

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,114,712	5,490,960
Add dilutive effect of assumed exercises of stock options, net of tax benefits	100,282	32,149
Weighted average common and dilutive potential common shares outstanding	6,214,994	5,523,109

Earnings Per Common Share
Diluted	$0.67	$0.57

Six Months Ended March 31,	2014	2013
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$8,146	$6,272

Basic EPS
Weighted average common shares outstanding	6,098,892	5,476,371
Less weighted average unallocated ESOP and nonvested shares	(4,601)	-
Weighted average common shares outstanding	6,094,291	5,476,371

Earnings Per Common Share
Basic	$1.34	$1.15

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,094,291	5,476,371
Add dilutive effect of assumed exercises of stock options, net of tax benefits	97,282	34,460
Weighted average common and dilutive potential common shares outstanding	6,191,573	5,510,831

Earnings Per Common Share
Diluted	$1.32	$1.14

All stock options were considered in computing diluted EPS for the three months ended March 31, 2014.  Stock options totaling 29,199 were not considered in computing diluted EPS for the six months ended March 31, 2014, because they were not dilutive.  Stock options totaling 139,917 and 140,703 were not considered in computing diluted EPS for the three and six months ended March 31, 2013, respectively, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at March 31, 2014 and September 30, 2013 are presented below.

Available For Sale
March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$55,902	$184	$(3,641)	$52,445
Small Business Administration securities	52,799	632	-	53,431
Non-bank qualified obligations of states and political subdivisions	321,754	290	(11,303)	310,741
Common equities and mutual funds	541	282	(9)	814
Mortgage-backed securities	629,973	3,204	(17,005)	616,172
Total debt securities	$1,060,969	$4,592	$(31,958)	$1,033,603

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$52,897	$136	$(4,249)	$48,784
Small Business Administration securities	10,099	482	-	10,581
Obligations of states and political subdivisions	1,880	-	(153)	1,727
Non-bank qualified obligations of states and political subdivisions	255,189	-	(16,460)	238,729
Mortgage-backed securities	596,343	3,968	(18,939)	581,372
Total debt securities	$916,408	$4,586	$(39,801)	$881,193

Held to Maturity
March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$10,000	$-	$(303)	$9,697
Obligations of states and political subdivisions	18,567	22	(804)	17,785
Non-bank qualified obligations of states and political subdivisions	188,068	296	(7,856)	180,508
Mortgage-backed securities	73,676	-	(3,492)	70,184
Total debt securities	$290,311	$318	$(12,455)	$278,174

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$10,003	$-	$(390)	$9,613
Obligations of states and political subdivisions	19,549	13	(1,220)	18,342
Non-bank qualified obligations of states and political subdivisions	181,547	-	(12,085)	169,462
Mortgage-backed securities	76,927	-	(3,826)	73,101
Total debt securities	$288,026	$13	$(17,521)	$270,518

Included in securities available for sale are trust preferred securities as follows:

At March 31, 2014
Issuer(1)	Amortized Cost	Fair Value	Unrealized (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,985	$4,216	$(769)	BBB-	Baa3
Huntington Capital Trust II SE	4,976	4,100	(876)	BB+	Baa3
PNC Capital Trust	4,961	4,162	(799)	BBB	Baa2
Wells Fargo (Corestates Capital) Trust	4,421	4,173	(248)	A-	A3
Total	$19,343	$16,651	$(2,692)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

At September 30, 2013
Issuer(1)	Amortized Cost	Fair Value	Unrealized (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,984	$4,100	$(884)	BBB-	Baa3
Huntington Capital Trust II SE	4,976	4,075	(901)	BB+	Baa3
PNC Capital Trust	4,959	4,175	(784)	BBB	Baa2
Wells Fargo (Corestates Capital) Trust	4,399	4,050	(349)	A-	A3
Total	$19,318	$16,400	$(2,918)

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2014 and September 30, 2013, are as follows:

Available For Sale
	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$16,988	$(545)	$22,313	$(3,096)	$39,301	$(3,641)
Non-bank qualified obligations of states and political subdivisions	164,930	(5,699)	97,806	(5,604)	262,736	(11,303)
Common equities and mutual funds	121	(9)	-	-	121	(9)
Mortgage-backed securities	314,012	(14,592)	52,134	(2,413)	366,146	(17,005)
Total debt securities	$496,051	$(20,845)	$172,253	$(11,113)	$668,304	$(31,958)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$29,312	$(1,433)	$13,477	$(2,816)	$42,789	$(4,249)
Obligations of states and political subdivisions	1,727	(153)	-	-	1,727	(153)
Non-bank qualified obligations of states and political subdivisions	238,729	(16,460)	-	-	238,729	(16,460)
Mortgage-backed securities	357,850	(18,939)	-	-	357,850	(18,939)
Total debt securities	$627,618	$(36,985)	$13,477	$(2,816)	$641,095	$(39,801)

Held to Maturity
	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$9,697	$(303)	$-	$-	$9,697	$(303)
Obligations of states and political subdivisions	12,828	(583)	2,991	(221)	15,819	(804)
Non-bank qualified obligations of states and political subdivisions	123,726	(5,947)	42,631	(1,909)	166,357	(7,856)
Mortgage-backed securities	70,183	(3,492)	-	-	70,183	(3,492)
Total debt securities	$216,434	$(10,325)	$45,622	$(2,130)	$262,056	$(12,455)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$9,613	$(390)	$-	$-	$9,613	$(390)
Obligations of states and political subdivisions	17,253	(1,220)	-	-	17,253	(1,220)
Non-bank qualified obligations of states and political subdivisions	169,462	(12,085)	-	-	169,462	(12,085)
Mortgage-backed securities	73,101	(3,826)	-	-	73,101	(3,826)
Total debt securities	$269,429	$(17,521)	$-	$-	$269,429	$(17,521)

At March 31, 2014, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at March 31, 2014.

The amortized cost and fair value of debt securities by contractual maturity are shown below.  Certain securities have call features which allow the issuer to call the security prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.  The expected maturities of certain Small Business Administration securities may differ from contractual maturities because the borrowers may have the right to prepay the obligation. However, certain prepayment penalties may apply.

Available For Sale
	AMORTIZED COST	FAIR VALUE
March 31, 2014	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	11,172	11,362
Due after five years through ten years	243,806	238,203
Due after ten years	176,018	167,866
	430,996	417,431
Mortgage-backed securities	629,973	616,172
Total debt securities	$1,060,969	$1,033,603

	AMORTIZED COST	FAIR VALUE
September 30, 2013	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	9,929	10,061
Due after five years through ten years	162,203	155,014
Due after ten years	147,933	134,746
	320,065	299,821
Mortgage-backed securities	596,343	581,372
Total debt securities	$916,408	$881,193

Held To Maturity
	AMORTIZED COST	FAIR VALUE
March 31, 2014	(Dollars in Thousands)

Due in one year or less	$345	$346
Due after one year through five years	4,112	4,063
Due after five years through ten years	71,453	68,424
Due after ten years	140,725	135,157
	216,635	207,990
Mortgage-backed securities	73,676	70,184
Total debt securities	$290,311	$278,174

	AMORTIZED COST	FAIR VALUE
September 30, 2013	(Dollars in Thousands)

Due in one year or less	$649	$649
Due after one year through five years	2,234	2,203
Due after five years through ten years	50,547	47,519
Due after ten years	157,669	147,046
	211,099	197,417
Mortgage-backed securities	76,927	73,101
Total debt securities	$288,026	$270,518

NOTE 6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At March 31, 2014 and September 30, 2013, unfunded loan commitments approximated $106.9 million and $102.9 million respectively, excluding undisbursed portions of loans in process.  These unfunded loan commitments were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.  At March 31, 2014, the Company had no commitments to purchase securities.  At September 30, 2013, the Company had two commitments to purchase securities held to maturity totaling $0.5 million.

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

Legal Proceedings

The Bank was served on April 15, 2013, with a lawsuit captioned Inter National Bank v. NetSpend Corporation, MetaBank, BDO USA, LLP d/b/a BDO Seidman, Cause No. C-2084-12-I filed in the District Court of Hidalgo County, Texas. The Plaintiff’s Second Amended Original Petition and Application for Temporary Restraining Order and Temporary Injunction adds both MetaBank and BDO Seidman to the original causes of action against NetSpend. NetSpend acts as a prepaid card program manager and processor for both INB and MetaBank. According to the Petition, NetSpend has informed Inter National Bank (“INB”) that the depository accounts at INB for the NetSpend program supposedly contained $10.5 million less than they should. INB alleges that NetSpend has breached its fiduciary duty by making affirmative misrepresentations to INB about the safety and stability of the program, and by failing to timely disclose the nature and extent of any alleged shortfall in settlement of funds related to cardholder activity and the nature and extent of NetSpend’s systemic deficiencies in its accounting and settlement processing procedures. To the extent that an accounting reveals that there is an actual shortfall, INB alleges that MetaBank may be liable for portions or all of said sum due to the fact that funds have been transferred from INB to MetaBank, and thus MetaBank would have been unjustly enriched. The Bank intends to vigorously contest this matter.  In January 2014, NetSpend was granted summary judgment in this matter which is under appeal.  Because the theory of liability against both NetSpend and the Bank is the same, the Bank views the NetSpend summary judgment as a positive in support of our position.  An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans for the six months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2013	318,648	$24.44	4.18	$4,376
Granted	-	-		-
Exercised	(54,557)	22.66		952
Forfeited or expired	-	-		-
Options outstanding, March 31, 2014	264,091	$24.81	3.92	$5,281

Options exercisable, March 31, 2014	261,341	$24.77	3.89	$5,238

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2013	4,000	$25.67
Granted	4,150	37.85
Vested	(4,150)	35.02
Forfeited or expired	-	-
Nonvested shares outstanding, March 31, 2014	4,000	$28.61

At March 31, 2014, stock based compensation expense not yet recognized in income totaled $81,000, which is expected to be recognized over a weighted average remaining period of 1.22 years.

NOTE 8.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Retail Banking, a division of the Bank, operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where its offices are located. The second reportable segment, MPS, is also a division of the Bank.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of Automated Teller Machines (“ATMs”) into the debit networks, credit programs, Automated Clearing House (“ACH”) origination services, gift card programs, rebate programs, travel programs, and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of the Company and inter-segment eliminations.

Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

The following tables present segment data for the Company for the three and six months ended March 31, 2014 and 2013, respectively.

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended March 31, 2014
Interest income	$7,797	$4,266	$-	$12,063
Interest expense	402	31	111	544
Net interest income (expense)	7,395	4,235	(111)	11,519
Provision (recovery) for loan losses	300	-	-	300
Non-interest income	1,058	12,005	-	13,063
Non-interest expense	5,622	13,988	133	19,743
Income (loss) before income tax expense (benefit)	2,531	2,252	(244)	4,539
Income tax expense (benefit)	220	266	(91)	395
Net income (loss)	$2,311	$1,986	$(153)	$4,144

Inter-segment revenue (expense)	$3,410	(3,410)	$-	$-
Total assets	459,500	1,427,772	3,285	1,890,557
Total deposits	210,032	1,292,438	(7,310)	1,495,160

	Retail Banking	Meta Payment Systems®	All Others	Total

Six Months Ended March 31, 2014
Interest income	$15,259	$7,966	$-	$23,225
Interest expense	911	57	225	1,193
Net interest income (expense)	14,348	7,909	(225)	22,032
Provision (recovery) for loan losses	300	-	-	300
Non-interest income	1,808	24,842	-	26,650
Non-interest expense	10,454	27,715	635	38,804
Income (loss) before income tax expense (benefit)	5,402	5,036	(860)	9,578
Income tax expense (benefit)	836	905	(309)	1,432
Net income (loss)	$4,566	$4,131	$(551)	$8,146

Inter-segment revenue (expense)	$6,626	$(6,626)	$-	$-
Total assets	459,500	1,427,772	3,285	1,890,557
Total deposits	210,032	1,292,438	(7,310)	1,495,160

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended March 31, 2013
Interest income	$5,962	$3,756	$-	$9,718
Interest expense	667	30	116	813
Net interest income (expense)	5,295	3,726	(116)	8,905
Provision (recovery) for loan losses	(300)	-	-	(300)
Non-interest income	1,184	13,911	-	15,095
Non-interest expense	5,543	14,770	272	20,585
Income (loss) before tax	1,236	2,867	(388)	3,715
Income tax expense (benefit)	204	508	(144)	568
Net income (loss)	$1,032	$2,359	$(244)	$3,147

Inter-segment revenue (expense)	$2,996	$(2,996)	$-	$-
Total assets	253,077	1,484,927	2,295	1,740,299
Total deposits	204,937	1,353,538	(1,255)	1,557,220

	Retail Banking	Meta Payment Systems®	All Others	Total

Six Months Ended March 31, 2013
Interest income	$12,018	$7,330	$-	$19,348
Interest expense	1,339	68	239	1,646
Net interest income (expense)	10,679	7,262	(239)	17,702
Provision (recovery) for loan losses	(300)	-	-	(300)
Non-interest income	3,100	25,405	-	28,505
Non-interest expense	10,367	27,759	537	38,663
Income (loss) before tax	3,712	4,908	(776)	7,844
Income tax expense (benefit)	848	1,013	(289)	1,572
Net income (loss)	$2,864	$3,895	$(487)	$6,272

Inter-segment revenue (expense)	$5,918	$(5,918)	$-	$-
Total assets	253,077	1,484,927	2,295	1,740,299
Total deposits	204,937	1,353,538	(1,255)	1,557,220

The following tables present gross profit data for MPS for the three and six months ended March 31, 2014 and 2013.

Three Months Ended March 31,	2014	2013

Interest income	$4,266	$3,756
Interest expense	31	30
Net interest income	4,235	3,726

Provision (recovery) for loan losses	-	-
Non-interest income	12,005	13,911
Card processing expense	3,563	4,963
Gross Profit	12,677	12,674

Other non-interest expense	10,425	9,807

Income (loss) before income tax expense (benefit)	2,252	2,867
Income tax expense (benefit)	266	508
Net Income (Loss)	$1,986	$2,359

Six Months Ended March 31,	2014	2013

Interest income	$7,966	$7,330
Interest expense	57	68
Net interest income	7,909	7,262

Provision (recovery) for loan losses	-	-
Non-interest income	24,842	25,405
Card processing expense	7,800	8,643
Gross Profit	24,951	24,024

Other non-interest expense	19,915	19,116

Income (loss) before income tax expense (benefit)	5,036	4,908
Income tax expense	905	1,013
Net Income	$4,131	$3,895

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

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

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists.  The objective of this ASU is to eliminate diversity in practice related to this topic.  The ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward except in certain situations.  The Company adopted this ASU effective January 1, 2014, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. Government, instrumentality, and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at March 31, 2014 or September 30, 2013.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.

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

The following table summarizes the fair values of securities available for sale and held to maturity at March 31, 2014 and September 30, 2013.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value at March 31, 2014
	Available For Sale				Held To Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$52,445	$-	$52,445	$-	$-	$-	$-	$-
Agency and instrumentality securities	-	-	-	-	9,697	-	9,697	-
Small Business Administration securities	53,431	-	53,431	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	17,785	-	17,785	-
Non-bank qualified obligations of states and political subdivisions	310,741	-	310,741	-	180,508	-	180,508	-
Common equities and mutual funds	814	-	814	-	-	-	-	-
Mortgage-backed securities	616,172	-	616,172	-	70,184	-	70,184	-
Securities available for sale	$1,033,603	$-	$1,033,603	$-	$278,174	$-	$278,174	$-

	Fair Value at September 30, 2013
	Available For Sale				Held To Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$48,784	$-	$48,784	$-	$-	$-	$-	$-
Agency securities	-	-	-	-	9,613	-	9,613	-
Small Business Administration securities	10,581	-	10,581	-	-	-	-	-
Obligations of states and political subdivisions	1,727	-	1,727	-	18,342	-	18,342	-
Non-bank qualified obligations of states and political subdivisions	238,729	-	238,729	-	169,462	-	169,462	-
Mortgage-backed securities	581,372	-	581,372	-	73,101	-	73,101	-
Securities available for sale	$881,193	$-	$881,193	$-	$270,518	$-	$270,518	$-

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at March 31, 2014 represents the lower of the new cost basis or the fair value less selling costs of foreclosed assets that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310.

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of March 31, 2014 and September 30, 2013.

	Fair Value at March 31, 2014
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$256	$-	$-	$256
Commercial and multi-family real estate loans	929	-	-	929
Total Impaired Loans	1,185	-	-	1,185
Foreclosed Assets, net	116	-	-	116
Total	$1,301	$-	$-	$1,301

	Fair Value at September 30, 2013
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$257	$-	$-	$257
Commercial and multi-family real estate loans	1,810	-	-	1,810
Total Impaired Loans	2,067	-	-	2,067
Foreclosed Assets, net	116	-	-	116
Total	$2,183	$-	$-	$2,183

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input

Impaired Loans, net	$1,185	Market approach	Appraised values (1)
Foreclosed Assets, net	116	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input

Impaired Loans, net	$2,067	Market approach	Appraised values (1)
Foreclosed Assets, net	116	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2014 and September 30, 2013, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2014 and September 30, 2013.

	March 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$38,931	$38,931	$38,931	$-	$-

Securities available for sale	1,033,603	1,033,603	-	1,033,603	-
Securities held to maturity	290,311	278,174	-	278,174	-
Total securities	1,323,914	1,311,777	-	1,311,777	-

Loans receivable:
One to four family residential mortgage loans	99,727	89,286	-	-	89,286
Commercial and multi-family real estate loans	211,335	219,303	-	-	219,303
Agricultural real estate loans	35,206	35,961	-	-	35,961
Consumer loans	27,112	27,197	-	-	27,197
Commercial operating loans	22,030	20,212	-	-	20,212
Agricultural operating loans	35,770	38,642	-	-	38,642
Total loans receivable	431,180	430,601	-	-	430,601

Federal Home Loan Bank stock	10,645	10,645	-	10,645	-
Accrued interest receivable	9,608	9,608	9,608	-	-

Financial liabilities
Noninterest bearing demand deposits	1,309,753	1,309,753	1,309,753	-	-
Interest bearing demand deposits, savings, and money markets	112,410	112,410	112,410	-	-
Certificates of deposit	72,997	73,361	-	73,361	-
Total deposits	1,495,160	1,495,524	1,422,163	73,361	-

Advances from Federal Home Loan Bank	7,000	8,938	-	8,938	-
Federal funds purchased	205,000	205,000		205,000
Securities sold under agreements to repurchase	5,526	5,526	-	5,526	-
Subordinated debentures	10,310	10,289	-	10,289	-
Accrued interest payable	167	167	167	-	-

	September 30, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$40,063	$40,063	$40,063	$-	$-

Securities available for sale	881,193	881,193	-	881,193	-
Securities held to maturity	288,026	270,518	-	270,518	-
Total securities	1,169,219	1,151,711	-	1,151,711	-

Loans receivable:
One to four family residential mortgage loans	82,287	72,628	-	-	72,628
Commercial and multi-family real estate loans	192,786	200,778	-	-	200,778
Agricultural real estate loans	29,552	30,920	-	-	30,920
Consumer loans	30,314	30,588	-	-	30,588
Commercial operating loans	16,264	15,718	-	-	15,718
Agricultural operating loans	33,750	35,175	-	-	35,175
Total loans receivable	384,953	385,807	-	-	385,807

Federal Home Loan Bank stock	9,994	9,994	-	9,994	-
Accrued interest receivable	8,582	8,582	8,582	-	-

Financial liabilities
Noninterest bearing demand deposits	1,086,258	1,086,258	1,086,258	-	-
Interest bearing demand deposits, savings, and money markets	97,426	97,426	97,426	-	-
Certificates of deposit	131,599	132,187	-	132,187	-
Total deposits	1,315,283	1,315,871	1,183,684	132,187	-

Advances from Federal Home Loan Bank	7,000	9,089	-	9,089	-
Federal funds purchased	190,000	190,000		190,000
Securities sold under agreements to repurchase	9,146	9,146	-	9,146	-
Subordinated debentures	10,310	10,312	-	10,312	-
Accrued interest payable	291	291	291	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2014 and September 30, 2013.

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

LOANS RECEIVABLE
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at March 31, 2014 and September 30, 2013.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

NOTE 11.	INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s intangible assets for the six months ended March 31, 2014 and 2013 are as follows:

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2013	$2,339	$-	$2,339

Patent costs capitalized during the period	161	-	161

Amortization during the period	(36)	-	(36)

Balance as of March 31, 2014	$2,464	$-	$2,464

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2012	$2,026	$9	$2,035

Acquisitions during the period	257	-	257

Amortization during the period	(21)	(9)	(30)

Balance as of March 31, 2013	$2,262	$-	$2,262

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the six months ended March 31, 2014 and 2013.

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

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the quarter ended March 31, 2014.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at March 31, 2014, compared to September 30, 2013, and the consolidated results of operations for the three and six months ended March 31, 2014 and 2013.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2013.

OVERVIEW OF CORPORATE DEVELOPMENTS

MPS 2014 fiscal second quarter net income was $2.0 million compared to net income of $2.4 million in the 2013 fiscal second quarter.  This decrease was primarily the result of a decrease in non-interest income of $1.9 million partially offset by a decrease in non-interest expense of $0.8 million and an increase in interest income of $0.5 million.  The average internal net interest yield MPS received for its deposits was 1.17% in the 2014 fiscal second quarter and 1.16% in the comparable 2013 period.

MPS is developing a number of new credit products for fiscal year 2014, subject to OCC approval.

Retail Bank fiscal 2014 second quarter net income was $2.3 million compared to net income of $1.0 million in the 2013 fiscal second quarter.  The increase was primarily attributable to an increase in interest income of $1.8 million, and, to a lesser extent, a $0.3 million decrease in interest expense, offset in part by a $0.6 million increase in provision for loan losses and a $0.1 million decrease in non-interest income.  Retail Bank checking balances continued to grow from $65.9 million at March 31, 2013 to $76.8 million, or 16.5%, at March 31, 2014.

The Company’s tangible book value per common share increased by $1.82, or 7.9%, from $23.17 at September 30, 2013 to $24.99 per share at March 31, 2014 partially due to a sizable increase in fair market value of available-for-sale (“AFS”) securities, particularly municipal securities, which positively affected accumulated other comprehensive income (“AOCI”).  The tangible book value per common share excluding AOCI was $27.52 as of March 31, 2014, compared to $26.51 as of September 30, 2013.

At March 31, 2014, non-performing assets were $0.7 million compared to $0.8 million at September 30, 2013.

FINANCIAL CONDITION

At March 31, 2014, the Company’s assets grew by $198.6 million, or 11.7%, to $1.9 billion compared to $1.7 billion at September 30, 2013.  The increase in assets was reflected primarily in increases in the Company’s mortgage-backed and investment securities available for sale, and an increase in net loans receivable.

Total cash and cash equivalents were $38.9 million at March 31, 2014, a decrease of $1.2 million from $40.1 million at September 30, 2013.  The decline primarily was the result of the Company’s investing its excess liquidity in mortgage-backed and investment securities.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.  At March 31, 2014, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities increased $154.7 million, or 13.2%, to $1.3 billion at March 31, 2014 as compared to $1.2 billion at September 30, 2013, as investment purchases exceeded related maturities, sales, and principal pay downs.  The Company’s portfolio of securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives and high quality non-bank qualified obligations of states and political subdivisions (“NBQ”) which mature in approximately 15 years or less.  Of the total of $689.8 million of MBS, $616.2 million are classified as available for sale, and $73.6 million are classified as held to maturity.  Of the total of $634.1 million of investment securities, $417.4 million are classified as available for sale and $216.7 million are classified as held to maturity.  During the six month period ended March 31, 2014, the Company purchased $139.1 million of MBS with estimated future maturities of five years or less (primarily due to anticipated prepayments) and stated final maturities of 30 years or less as well as $118.2 million of investment securities available for sale and $7.4 million of investment securities held to maturity, primarily high quality NBQ obligations of states and political subdivisions and U.S. Government guaranteed Small Business Administration uncapped, floating rate securities.

The Company’s portfolio of net loans receivable increased $45.6 million, or 12.0%, to $426.0 million at March 31, 2014 from $380.4 million at September 30, 2013.  This increase primarily relates to an $18.5 million increase in commercial and multi-family real estate loans, a $17.4 million increase in residential mortgage loans, a $5.8 million increase in commercial operating loans, a $5.7 million increase in agricultural real estate loans and a $2.0 million increase in agricultural operating loans, partially offset by a decrease of $3.2 million in consumer loans.

Assets held for sale at March 31, 2014 decreased from September 30, 2013 by $1.1 million due to the sale of a branch in the Central Iowa market.

Total deposits increased $179.9 million, or 13.7%, at March 31, 2014 from September 30, 2013.  Deposits attributable to MPS increased by $228.7 million, or 21.5%, to $1.3 billion at March 31, 2014, compared to $1.1 billion at September 30, 2013.  Additionally, certificates of deposits decreased by $58.6 million to $73.0 million primarily related to a decrease in public funds on deposit as planned by the Company.  The average balance of total deposits and interest-bearing liabilities was $1.7 billion for the six month period ended March 31, 2014 compared to $1.5 billion for the same period in the prior fiscal year.

Total borrowings increased $11.4 million from $216.5 million at September 30, 2013 to $227.9 million at March 31, 2014, primarily due to the increase of federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday and Tuesday, which are typically paid down throughout the week.

At March 31, 2014, the Company’s stockholders’ equity totaled $155.7 million, an increase of $12.7 million from $143.0 million at September 30, 2013, partially due to an increase in AOCI stemming from the securities portfolio and the relative outperformance of the Company’s municipal security holdings which significantly appreciated for the six months ending March 31, 2014 notwithstanding the increase in interest rates over that same time period.  At March 31, 2014, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at March 31, 2014 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	March 31, 2014	September 30, 2013
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family (2)	$282	$245
Commercial & Multi Family (1) (2)	316	427
Commercial Operating (1) (2)	-	7
Total	598	679

Accruing Loans Delinquent 90 Days or More
Consumer	4	13
Total	4	13

Total Non-Performing Loans	602	692

Other Assets

Foreclosed Assets:
Commercial & Multi Family	116	116
Total	116	116

Total Other Assets	116	116

Total Non-Performing Assets	$718	$808
Total as a Percentage of Total Assets	0.04%	0.05%

(1)	At March 31, 2014, the Company had $316,000 of TDRs in Commercial & Multi Family.
(2)	At September 30, 2013, the Company had $320,000 of TDRs in Commercial & Multi Family and $7,000 of TDRs in Commercial Operating.
In addition to the non-performing TDRs in (1) and (2), the Company had an additional $4.8 million and $4.9 million TDRs performing in accordance with their terms at March 31, 2014 and September 30, 2013, respectively.

At March 31, 2014, non-performing loans totaled $0.6 million, representing 0.1% of total loans, compared to $0.7 million, or 0.2% of total loans at September 30, 2013.

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

On the basis of management’s review of its loans and other assets, at March 31, 2014, the Company had classified a total of $10.9 million of its assets as substandard and none as doubtful or loss.  This compares to classifications at September 30, 2013 of $7.6 million as substandard and none as doubtful or loss.  See Note 2 to the Condensed Consolidated Financial Statements.

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

At March 31, 2014, the Company had established an allowance for loan losses totaling $4.6 million compared to $3.9 million at September 30, 2013.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2014 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both March 31, 2014 and September 30, 2013 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

RESULTS OF OPERATIONS

General.
The Company recorded net income of $4.1 million, or 67 cents per diluted share, for the three months ended March 31, 2014 compared to net income of $3.1 million, or 57 cents per diluted share, for the same period in fiscal year 2013.  The increase in net income was primarily due to an increase of $1.3 million in investment securities portfolio interest income, and to a lesser extent, an increase of $1.0 million in interest income on loans receivable as well as decreases in interest expense, offset in part by decreases in non-interest income and increases in provision for loan losses and non-interest expense.

The Company recorded net income of $8.1 million, or $1.32 per diluted share, for the six months ended March 31, 2014 compared to $6.2 million, or $1.14 per diluted share, for the same period in fiscal year 2013.  Net earnings for the six month period ended March 31, 2014 were primarily impacted by an increase of $2.5 million in investment securities portfolio interest income, and to a lesser extent, an increase of $1.4 million in interest income on loans receivable as well as decreases in interest expense, offset in part by decreases in non-interest income and an increase in provision for loan losses.

Net Interest Income.  Net interest income for the fiscal 2014 second quarter increased by $2.6 million, or 29.4%, to $11.5 million from $8.9 million for the same period in the prior fiscal year primarily due to an increase in interest income and a decrease in interest expense. Net interest margin increased to 2.76% for the second quarter of fiscal year 2014 as compared to 2.41% for the same period in fiscal year 2013.  On the asset side, the increase was primarily driven by an increase in volume and yield in the securities portfolio.  Of particular note is the increase in yield of the MBS portfolio due to lower premium amortization on slower prepayment speeds.  The relative growth in the loan portfolio and higher mix of loans to investments also aided net interest margin expansion.

Overall, when using a taxable equivalent yield (“TEY”), the Company’s interest earning asset yield increased by 28 basis points resulting partially from a change in asset mix which included a higher percentage of tax exempt income from municipal bonds in the fiscal 2014 second quarter compared to the same period in the prior fiscal year.  The yield on non-MBS investment securities increased by 3 basis points on a TEY basis.  Asset yields moderately expanded due to increased yields on the MBS portfolio.  The yield on government related MBS increased 50 basis points.  Average quarterly TEY on the securities portfolio increased by 32 basis points in the second quarter of fiscal 2014 compared to the same quarter of the prior year.  Net interest margin was also positively impacted by an 8 basis point decrease in the total cost of funds.  This decrease was primarily due to increasing MPS deposits and  decreasing interest expense.  The Company’s average interest-earning assets for the fiscal 2014 second quarter grew by $180.2 million, or 10.6%, to $1.88 billion, up from $1.7 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2014 second fiscal quarter increased $154.2 million, or 9.5%, to $1.78 billion from $1.63 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits, time deposits and overnight federal funds purchased, slightly offset by a decrease in Federal Home Loan Bank advances and other borrowings.  MPS average quarterly deposits for the 2014 second fiscal quarter increased $149.8 million, or 11.6%, from the same period last year.  This increase resulted almost entirely from growth in existing core prepaid card programs.  Overall, rates on all deposits and interest-bearing liabilities decreased by 8 basis points from 0.20% in the 2013 second fiscal quarter to 0.12% in the 2014 period.  At March 31, 2014, low- and no-cost checking deposits represented 92.8% of total deposits compared to 92.6% one year earlier.

For the six months ended March 31, 2014, net interest income was $22.0 million compared to $17.7 million for the same period in the prior fiscal year.  Contributing to this increase was an increase in asset yields of 22 basis points, an increased allocation to loans as a percentage of total interest earning assets, and increased volume in the loan and securities portfolio.  The TEY of MBS and other investments was 2.56% for the six months ended March 31, 2014 and 2.25% for the same period in 2013.  Also contributing was a decrease in interest expense.

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

Three Months Ended March 31,		2014			2013
	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$418,514	$4,750	4.60%	$325,837	$3,735	4.65%
Mortgage-backed securities	708,332	3,925	2.25%	722,223	3,111	1.75%
Other investments and fed funds sold	755,369	3,388	2.52%	653,940	2,872	2.52%
Total interest-earning assets	1,882,215	$12,063	2.88%	1,702,000	$9,718	2.60%
Non-interest-earning assets	57,261			82,278
Total assets	$1,939,476			$1,784,278

Non-interest bearing deposits	$1,458,441	$-	0.00%	$1,304,480	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	33,501	23	0.28%	32,327	31	0.39%
Savings	31,678	16	0.20%	30,270	11	0.15%
Money markets	40,820	18	0.18%	40,714	25	0.25%
Time deposits	79,248	164	0.84%	83,069	217	1.06%
FHLB advances	7,000	122	7.07%	7,344	310	17.12%
Overnight fed funds purchased	110,919	80	0.29%	108,564	92	0.34%
Other borrowings	18,219	121	2.69%	18,904	127	2.72%
Total interest-bearing liabilities	321,385	544	0.69%	321,192	813	1.03%
Total deposits and interest-bearing liabilities	1,779,826	$544	0.12%	1,625,672	$813	0.20%
Other non-interest bearing liabilities	10,471			14,355
Total liabilities	1,790,297			1,640,027
Stockholders' equity	149,179			144,251
Total liabilities and stockholders' equity	$1,939,476			$1,784,278
Net interest income and net interest rate spread including non-interest bearing deposits		$11,519	2.76%		$8,905	2.40%

Net interest margin			2.76%			2.41%

Six Months Ended March 31,		2014			2013
	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$406,249	$9,221	4.55%	$327,716	$7,862	4.81%
Mortgage-backed securities	706,132	7,608	2.16%	687,029	6,045	1.76%
Other investments and fed funds sold	693,161	6,396	2.63%	608,072	5,441	2.50%
Total interest-earning assets	1,805,542	$23,225	2.88%	1,622,817	$19,348	2.66%
Non-interest-earning assets	56,973			77,905
Total assets	$1,862,515			$1,700,722

Non-interest bearing deposits	$1,333,320	$-	0.00%	$1,203,651	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,165	48	0.30%	32,261	71	0.44%
Savings	28,903	23	0.16%	28,250	21	0.15%
Money markets	40,320	38	0.19%	40,250	53	0.26%
Time deposits	104,460	385	0.74%	89,963	564	1.26%
FHLB advances	7,000	247	7.08%	9,172	479	10.47%
Overnight fed funds purchased	136,693	202	0.30%	112,458	189	0.34%
Other borrowings	19,872	250	2.52%	21,976	269	2.45%
Total interest-bearing liabilities	369,413	1,193	0.65%	334,330	1,646	0.99%
Total deposits and interest-bearing liabilities	1,702,733	$1,193	0.14%	1,537,981	$1,646	0.21%
Other non-interest bearing liabilities	11,670			17,518
Total liabilities	1,714,403			1,555,499
Stockholders' equity	148,112			145,223
Total liabilities and stockholders' equity	$1,862,515			$1,700,722
Net interest income and net interest rate spread including non-interest bearing deposits		$22,032	2.74%		$17,702	2.45%

Net interest margin			2.75%			2.45%

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield.  Actual quarter end yields were higher than average quarterly yields for the fiscal second quarter 2014.

Three Months Ended March 31,		2014			2013
	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	708,332	3,925	2.25%	722,223	3,111	1.75%
*Other investments	619,515	3,277	3.00%	548,553	2,827	2.97%
Total Securities Portfolio Assets	$1,327,847	$7,202	2.60%	$1,270,776	$5,938	2.28%
*Excludes FHLB Stock

(1) Tax rate used to arrive at a TEY for three months ended March 2013 is 35%
(2) Tax rate used to arrive at a TEY for three months ended March 2014 is 34%

Six Months Ended March 31,		2014			2013
	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	706,132	7,608	2.16%	687,029	6,046	1.76%
*Other investments	589,399	6,196	3.03%	518,818	5,344	2.89%
Total Securities Portfolio Assets	1,295,531	$13,804	2.56%	1,205,847	$11,390	2.25%
*Excludes FHLB Stock

(1) Tax rate used to arrive at a TEY for six months ended March 2013 is 35%
(2) Tax rate used to arrive at a TEY for six months ended March 2014 is 34%

Provision for Loan Losses.  The Company recorded a $0.3 million provision for loan losses in the three and six month periods ended March 31, 2014 as compared to a negative provision for loan losses of $0.3 million for the comparable three and six month periods of fiscal year 2013.  This was the result of the evaluation of the allowance for loan loss as explained in Note 3 to the Condensed Consolidated Financial Statements.

For the six months ended March 31, 2014, the Company recorded a provision of $0.3 million compared to a negative provision of $0.3 million for the same period in the prior fiscal year due to the aforementioned factors.

Non-Interest Income.  Non-interest income for the fiscal 2014 second quarter decreased by $2.0 million, or 13.5%, to $13.1 million from $15.1 million for the same period in the prior fiscal year.  The change was due to a decrease of $1.9 million in card fees.  Fees earned on MPS‑related programs decreased to $12.1 million for the second quarter of fiscal year 2014, compared to $14.0 million for the same period in fiscal year 2013.  Noted decreases were primarily due to reductions in tax-related prepaid card volume.

For the six months ended March 31, 2014, non-interest income decreased by $1.8 million, or 6.5%, to $26.7 million from $28.5 million for the same period in the prior fiscal year.  For the six months ended March 31, 2014 and 2013, the Bank sold mortgage-backed and investment securities resulting in a gain on sale of available for sale securities in the amount of $0.1 million and $2.0 million, respectively.  In addition, fees earned on MPS-related programs were $24.9 million for the six months ended March 31, 2014, compared to $25.5 million for the same period in fiscal year 2013.  These decreases were offset in part by increases in loan fees, non-interest income from bank owned life insurance, and a gain in foreclosed real estate during the six months ended March 31, 2014 compared to the six months ended March 31, 2013.

Non-Interest Expense.  Non-interest expense decreased to $19.7 million for the second quarter of fiscal year 2014 as compared to $20.6 million for the same period in fiscal year 2013.  Non-interest expense increased by $0.1 million, or 0.4%, to $38.8 million for the six months ended March 31, 2014 from $38.7 million for the same period in fiscal year 2013.

Compensation expense increased $0.9 million to $10.0 million for the three months ended March 31, 2014 as compared to $9.1 million for the same period in fiscal year 2013 as a result of the Company’s investments in resources to support regulatory, operational and growth initiatives, as well as higher than usual health insurance expenses due to larger than normal claims and transition to a new health insurance administrator.  Compensation expense increased $1.6 million to $19.0 million for the six months ended March 31, 2014 from $17.4 million for the same period in fiscal year 2013 due primarily to a 1% increase in overall staffing.

Card processing expense decreased $1.4 million to $3.6 million for the three months ended March 31, 2014 as compared to $5.0 million for the same period in fiscal year 2013 primarily due to the tax-related program.  Card processing expense decreased $0.9 million to $7.8 million for the six months ended March 31, 2014 as compared to $8.7 million for the same period in fiscal year 2013.

Occupancy and equipment expense increased $0.5 million to $2.5 million for the three months ended March 31, 2014 as compared to $2.0 million for the same period in fiscal year 2013 related to compliance system investments being implemented over the last year and higher than usual consulting expenses related to compliance functions.

Income Tax.  Income tax expense for the second quarter of fiscal year 2014 was $0.4 million, or an effective tax rate of 8.7%, compared to income tax expense of $0.6 million, or an effective tax rate of 15.3%, for the same period in the prior fiscal year.  The decrease in effective tax rate is mainly the result of an increase in the volume of tax exempt municipal bonds owned by the Company combined with a large volume of disqualifying dispositions of employee incentive stock option exercises.

For the six months ended March 31, 2014, the Company recorded an income tax expense in the amount of $1.4 million, or an effective tax rate of 15.0%, compared to $1.6 million, or an effective tax rate of 20.0% for the same period in the prior fiscal year.  The decrease in effective tax rate for this time period was caused by the same reasons mentioned in the preceding paragraph.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2014, the Company had commitments to originate and purchase loans and unused lines of credit totaling $106.9 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.  At March 31, 2014, the Company had no commitments to purchase securities.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2014, the Bank met all capital adequacy requirements.

The Bank’s actual and required capital amounts and ratios are presented in the following table.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
At March 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$168,747	8.88%	$28,504	1.50%	$	n/a	n/a%
Tier 1 (core) capital (to adjusted total assets)	168,747	8.88	76,012	4.00		95,015	5.00
Tier 1 (core) capital (to risk-weighted assets)	168,747	22.33	30,229	4.00		45,344	6.00
Total risk-based capital (to risk-weighted assets)	173,319	22.93	60,458	8.00		75,573	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At March 31, 2014, the Bank exceeded all requirements for the well capitalized category.

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

The Company is within Board policy limits for all scenarios. The table below shows the results of the scenario as of March 31, 2014:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-2.7%	-0.8%	-2.1%	-3.5%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%

The EAR analysis reported at March 31, 2014, shows that more liabilities (primarily the overnight federal funds purchased) than assets will reprice over the modeled one-year period.

The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing.  Interest rate risk (“IRR”) is a snapshot in time. The Company’s IRR results vary depending on which day of the week this snapshot is taken. IRR was negatively affected because the 2014 fiscal second quarter ended on a Monday, which, due to payroll processing timing, tend to necessitate a higher than average amount of overnight federal funds purchased which are typically paid down throughout the week.

The following table shows the income sensitivity of selected assets and liabilities to changes in market interest rates (dollars in thousands).

	Total Earning Assets	% of Total Earning Assets	Change in Interest Income/Expense for a given change in interest rates
			Over / (Under) Base Case Parallel Ramnp
Basis Point Change Scenario			-100	Base	+100	+200	+300
Total Loans	425,002	23.8%	18,900	19,694	20,621	21,542	22,459
Total Investments (non-TEY) and other Earning Assets	1,359,516	76.2%	25,979	26,825	28,161	29,389	30,589
Total Interest-Sensitive Income	1,784,518	100.0%	44,879	46,519	48,782	50,931	53,048
Total Interest-Bearing Deposits	185,408	46.0%	591	772	1,392	2,065	2,795
Total Borrowings	217,526	54.0%	857	1,119	3,137	5,155	7,174
Total Interest-Sensitive Expense	402,934	100.0%	1,448	1,891	4,529	7,220	9,969

The Company believes that its growing portfolio of non-interest bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less increase expected relative to other banks.  The Company continues to execute its investment strategy of primarily purchasing NBQ municipal bonds and agency MBS.  The NBQ municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation for NBQ municipal bonds uses the Company’s cost of funds as one of its components.  With the Company’s large volume of non-interest bearing deposits, the tax equivalent yield for these NBQ municipal bonds is higher than a similar term investment in other investment categories of similar risk and higher than most other banks can realize on the same instruments.  The Company has also added to its portfolio of variable-rate securities during the 2014 fiscal second quarter.  This strategy sacrifices some short-term yield, but better positions the Company for future interest rate increases.

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

The Company is within Board policy limits for all basis point scenarios. The table below shows the results of the scenario as of March 31, 2014:

Economic Value Sensitivity

	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-6.9%	1.9%	1.3%	-0.8%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%

The EVE at risk reported at March 31, 2014, shows that as interest rates increase immediately in +100 and +200 higher rate scenarios, the economic value of equity position will increase from the base, as the non-interest bearing deposits become more valuable in these increasing interest rate environments.

The following table details the economic value sensitivity to changes in market interest rates at March 31, 2014, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that, in a +100, +200, and +300 higher rate scenario, total assets are less sensitive than total liabilities.  Investments contribute to sensitivity, largely due to fixed rate securities investments.  This sensitivity is offset by the non-interest bearing deposits.

	Book Value	% of Total Assets	Change in Economic Value
			for a given change in interest rates
			Over / (Under) Base Case Parallel Ramnp
Basis Point Change Scenario			-100	+100	+200	+300
Total Loans	425,002	22.5%	2.1%	-2.8%	-5.7%	-8.4%
Total Investments (non-TEY) and other Earning Assets	1,334,559	70.7%	4.3%	-4.8%	-9.5%	-14.0%
Other Assets	127,710	6.8%	0.0%	0.0%	0.0%	0.0%
Assets	1,887,271	100.0%	3.5%	-4.0%	-8.0%	-11.8%
Interest-Bearing Deposits	185,406	10.7%	2.3%	-2.0%	-3.7%	-5.1%
Non-Interest Bearing Deposits	1,317,063	76.1%	7.2%	-6.6%	-12.6%	-18.0%
Total Borrowings and Other Liabilities	229,077	13.2%	0.2%	-0.2%	-0.4%	-0.6%
Liabilities	1,731,546	100.0%	5.6%	-5.1%	-9.8%	-13.9%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings – See “Legal Proceedings” of Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013 (our “2013 Form 10-K”). Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future. Following is the restated text of an individual risk factor with changes that have occurred since our publication of risk factors in our 2013 Form 10-K. Other than with respect to the risk factor discussed below, there have been no material changes from the risk factors disclosed in our 2013 Form 10-K.

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

We have been in negotiations for a new agreement with an existing third party service provider whose data processing operations are important to us; the agreement is expected to cover core processing services for transaction and item processing needs. During the course of our negotiations we were informed by the service provider that they were requesting significant monetary compensation from us which we have been disputing in its entirety. During the course of our negotiations, the parties have extended the existing contract several times, and most recently the contract was extended through May 31, 2014.  We can offer no assurance that the current contract negotiations will result in a contract for services past that date. We have recently reached an agreement in principle on the material terms of a new agreement with this service provider.  However, if we are unable to reach a definitive agreement on all of the terms of a new agreement, we could be subject to the consequences described above. For a discussion of the monetary compensation previously requested by such service provider, see the “Legal Proceedings” disclosure contained in Note 15 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2013 Form 10-K.

In addition, as described earlier, in the Consent Orders, our regulator noted deficiencies with respect to these third party relationships. As a result, we review our auditing program for third parties with whom we contract (as well as other business changes required both by the Consent Orders and general business practices) and have made certain business decisions related to determinations reached by our auditing personnel. The OCC is evaluating our progress at this time. If we are unsuccessful in the development and/or implementation of our third party auditing program, it is possible that the OCC could order us to abrogate certain contracts or take other supervisory actions against us which would further impact the MPS business and could have an adverse impact on our financial condition or results of operations. See “Business Regulation – Bank Supervision and Regulation - OTS Consent Orders and Related Matters” which is included in Item 1 of our 2013 Form 10-K.

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

META FINANCIAL GROUP, INC.

Date: May 5, 2014	By: /s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: May 5, 2014	By: /s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document