Form 10-Q
period 2014-06-30
META FINANCIAL GROUP INC
filed 2014-08-05
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 28, 2014:
Common Stock, $.01 par value	6,184,047 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	June 30, 2014	September 30, 2013

Cash and cash equivalents	$30,861	$40,063
Investment securities available for sale	433,017	299,821
Mortgage-backed securities available for sale	603,412	581,372
Investment securities held to maturity	209,147	211,099
Mortgage-backed securities held to maturity	72,102	76,927
Loans receivable - net of allowance for loan losses of $4,895 at June 30, 2014 and $3,930 at September 30, 2013	471,940	380,428
Federal Home Loan Bank Stock, at cost	16,845	9,994
Accrued interest receivable	10,868	8,582
Insurance receivable	400	400
Premises, furniture, and equipment, net	16,770	17,664
Bank-owned life insurance	35,183	33,830
Foreclosed real estate and repossessed assets	116	116
Intangible assets	2,485	2,339
Prepaid assets	8,452	8,539
Deferred taxes	7,355	14,297
MPS accounts receivable	3,119	3,707
Assets held for sale	-	1,120
Other assets	1,261	1,691

Total assets	$1,923,333	$1,691,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,123,013	$1,086,258
Interest-bearing checking	33,964	31,181
Savings deposits	28,521	26,229
Money market deposits	43,480	40,016
Time certificates of deposit	117,081	131,599
Total deposits	1,346,059	1,315,283
Advances from Federal Home Loan Bank	7,000	7,000
Federal funds purchased	360,000	190,000
Securities sold under agreements to repurchase	8,478	9,146
Subordinated debentures	10,310	10,310
Accrued interest payable	299	291
Contingent liability	331	331
Accrued expenses and other liabilities	21,638	16,644
Total liabilities	1,754,115	1,549,005

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2014 and September 30, 2013, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized,6,184,047 and 6,132,744 shares issued, 6,139,672 and 6,070,654 shares outstanding at June 30, 2014 and September 30, 2013, respectively	62	61
Additional paid-in capital	94,069	92,963
Retained earnings	81,231	71,268
Accumulated other comprehensive income (loss)	(5,417)	(20,285)
Treasury stock, 44,375 and 62,090 common shares, at cost, at June 30, 2014 and September 30, 2013, respectively	(727)	(1,023)
Total stockholders’ equity	169,218	142,984

Total liabilities and stockholders’ equity	$1,923,333	$1,691,989

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

Interest and dividend income:
Loans receivable, including fees	$5,062	$4,091	$14,283	$11,953
Mortgage-backed securities	3,898	3,024	11,506	9,069
Other investments	3,606	2,710	10,001	8,151
	12,566	9,825	35,790	29,173
Interest expense:
Deposits	232	286	726	995
FHLB advances and other borrowings	406	380	1,105	1,317
	638	666	1,831	2,312

Net interest income	11,928	9,159	33,959	26,861

Provision (recovery) for loan losses	300	-	600	(300)

Net interest income after provision for loan losses	11,628	9,159	33,359	27,161

Non-interest income:
Card fees	11,805	12,547	36,753	38,043
Loan fees	183	188	828	690
Bank-owned life insurance	283	289	853	707
Deposit fees	159	150	456	472
Gain (loss) on sale of securities available for sale, net (Includes $0 and $97 reclassified from accumulated other comprehensive income (loss) for net gains on available for sale securities for the threeand nine months ended June 30, 2014, respectively)	(0)	525	97	2,501
Gain (loss) on foreclosed real estate	1	39	6	(274)
Other income	50	(179)	138	(75)
Total non-interest income	12,481	13,559	39,131	42,064

Non-interest expense:
Compensation and benefits	9,318	8,524	28,288	25,917
Card processing	3,850	3,480	11,668	12,143
Occupancy and equipment	2,309	2,188	6,858	6,195
Legal and consulting	540	1,183	2,706	2,957
Data processing	320	299	992	910
Marketing	267	276	700	747
Impairment on assets held for sale	-	-	-	361
Other expense	2,233	2,074	6,429	7,457
Total non-interest expense	18,837	18,024	57,641	56,687

Income before income tax expense	5,272	4,694	14,849	12,538
Income tax expense (Includes $0 and $35 income tax expense reclassified from accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2014, respectively)	1,068	1,022	2,500	2,594

Net income	$4,204	$3,672	$12,349	$9,944

Earnings per common share:
Basic	$0.69	$0.67	$2.02	$1.81
Diluted	$0.68	$0.66	$1.99	$1.80

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

Net income	$4,204	$3,672	$12,349	$9,944

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	15,837	(29,219)	23,581	(40,666)
Losses (gains) realized in net income	-	(525)	(97)	(2,501)
	15,837	(29,744)	23,484	(43,167)
Deferred income tax effect	5,769	(11,624)	8,616	(16,759)
Total other comprehensive income (loss)	10,068	(18,120)	14,868	(26,408)
Total comprehensive income (loss)	$14,272	$(14,448)	$27,217	$(16,464)

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended June 30, 2014 and 2013
(Dollars in Thousands, Except Share and Per Share Data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Cash dividends declared on common stock ($0.39 per share)	-	-	(2,141)	-	-	(2,141)

Issuance of common shares from the sales of equity securities	-	(318)	-	-	-	(318)

Issuance of 54,033 common shares from treasury stock due to issuance of restricted stock	-	(72)	-	-	1,046	974

Stock compensation	-	125	-	-	-	125

Net change in unrealized losses on securities, net of income taxes	-	-	-	(26,408)	-	(26,408)

Net income	-	-	9,944	-	-	9,944

Balance, June 30, 2013	$56	$78,504	$68,579	$(17,895)	$(1,209)	$128,035

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Cash dividends declared on common stock ($0.39 per share)	-	-	(2,386)	-	-	(2,386)

Issuance of common shares from the sales of equity securities	1	(52)	-	-	-	(51)

Issuance of 17,715 common shares from treasury stock due to exercise of stock options	-	1,026	-	-	296	1,322

Stock compensation	-	132	-	-	-	132

Net change in unrealized losses on securities, net of income taxes	-	-	-	14,868	-	14,868

Net income	-	-	12,349	-	-	12,349

Balance, June 30, 2014	$62	$94,069	$81,231	$(5,417)	$(727)	$169,218

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$12,349	$9,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	13,580	15,850
Provision (recovery) for loan losses	600	(300)
Provision (recovery) for deferred taxes	(1,675)	-
(Gain) loss on other assets	(39)	67
(Gain) loss on sale of securities available for sale, net	(97)	(2,501)
Net change in accrued interest receivable	(2,286)	(2,078)
Impairment on assets held for sale	-	361
Net change in other assets	(490)	(22,435)
Net change in accrued interest payable	8	97
Net change in accrued expenses and other liabilities	4,994	(26,797)
Net cash provided by (used in) operating activities	26,944	(27,792)

Cash flows from investing activities:
Purchase of securities available for sale	(267,616)	(468,103)
Proceeds from sales of securities available for sale	68,167	182,156
Proceeds from maturities and principal repayments of securities available for sale	60,031	155,390
Purchase of securities held to maturity	(10,684)	(5,576)
Proceeds from maturities and principal repayments of securities held to maturity	14,858	-
Purchase of bank owned life insurance	(500)	(18,000)
Loans purchased	(1,816)	(10,446)
Net change in loans receivable	(90,296)	(1,435)
Proceeds from sales of foreclosed real estate	-	431
Federal Home Loan Bank stock purchases	(311,171)	(309,358)
Federal Home Loan Bank stock redemptions	304,320	306,160
Proceeds from the sale of premises and equipment	1,169	-
Purchase of premises and equipment	(1,733)	(4,427)
Net cash provided by (used in) investing activities	(235,271)	(173,208)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	45,294	19,845
Net change in time deposits	(14,518)	16,238
Repayment of FHLB and other borrowings	-	(4,000)
Proceeds from federal funds purchased	170,000	65,000
Net change in securities sold under agreements to repurchase	(668)	(13,275)
Cash dividends paid	(2,386)	(2,141)
Stock compensation	132	125
Proceeds from issuance of common stock	1,271	656
Net cash provided by (used in) financing activities	199,125	82,448

Net change in cash and cash equivalents	(9,202)	(118,552)

Cash and cash equivalents at beginning of period	40,063	145,051
Cash and cash equivalents at end of period	$30,861	$26,499

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,824	$2,763
Income taxes	3,262	3,408

Supplemental schedule of non-cash investing activities:
Loans transferred to foreclosed real estate	$-	$48
Assets transferred to held for sale	-	1,708
Securities transferred from available for sale to held to maturity	-	282,195

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine month periods ended June 30, 2014, are not necessarily indicative of the results expected for the year ending September 30, 2014.

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

Loans receivable at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014	September 30, 2013
	(Dollars in Thousands)

One to four family residential mortgage loans	$108,713	$82,287
Commercial and multi-family real estate loans	216,904	192,786
Agricultural real estate loans	56,945	29,552
Consumer loans	29,379	30,314
Commercial operating loans	26,683	16,264
Agricultural operating loans	38,958	33,750
Total Loans Receivable	477,582	384,953

Less:
Allowance for loan losses	(4,895)	(3,930)
Net deferred loan origination fees	(747)	(595)
Total Loans Receivable, Net	$471,940	$380,428

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and nine month periods ended June 30, 2014 and 2013 is as follows:

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended June 30, 2014

Allowance for loan losses:
Beginning balance	$287	$1,666	$235	$71	$66	$478	$1,769	$4,572
Provision (recovery) for loan losses	(74)	23	112	6	14	277	(58)	300
Loan charge offs	-	-	-	-	-	-	-	-
Recoveries	2	19	-	-	-	2	-	23
Ending balance	$215	$1,708	$347	$77	$80	$757	$1,711	$4,895

Nine Months Ended June 30, 2014

Allowance for loan losses:
Beginning balance	$333	$1,937	$112	$74	$49	$267	$1,158	$3,930
Provision (recovery) for loan losses	(120)	(576)	235	3	31	474	553	600
Loan charge offs	-	-	-	-	-	-	-	-
Recoveries	2	347	-	-	-	16	-	365
Ending balance	$215	$1,708	$347	$77	$80	$757	$1,711	$4,895

Ending balance: individually evaluated for impairment	-	358	-	-	-	-	-	358
Ending balance: collectively evaluated for impairment	215	1,350	347	77	80	757	1,711	4,537
Total	$215	$1,708	$347	$77	$80	$757	$1,711	$4,895

Loans:
Ending balance: individually evaluated for impairment	389	5,678	-	-	28	-	-	6,095
Ending balance: collectively evaluated for impairment	108,324	211,226	56,945	29,379	26,655	38,958	-	471,487
Total	$108,713	$216,904	$56,945	$29,379	$26,683	$38,958	$-	$477,582

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total

Three Months Ended June 30, 2013

Allowance for loan losses:
Beginning balance	$265	$2,329	$1	$4	$25	$17	$1,065	$3,706
Provision (recovery) for loan losses	92	(563)	34	-	(47)	154	330	-
Loan charge offs	(25)	(128)	-	-	-	-	-	(153)
Recoveries	-	94	-	-	23	-	-	117
Ending balance	$332	$1,732	$35	$4	$1	$171	$1,395	$3,670

Nine Months Ended June 30, 2013

Allowance for loan losses:
Beginning balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971
Provision (recovery) for loan losses	164	(1,341)	34	-	(111)	171	783	(300)
Loan charge offs	(25)	(136)	-	-	-	-	-	(161)
Recoveries	-	96	-	1	63	-	-	160
Ending balance	$332	$1,732	$35	$4	$1	$171	$1,395	$3,670

Ending balance: individually evaluated for impairment	25	409	-	-	-	-	-	434
Ending balance: collectively evaluated for impairment	307	1,323	35	4	1	171	1,395	3,236
Total	$332	$1,732	$35	$4	$1	$171	$1,395	$3,670

Loans:
Ending balance: individually evaluated for impairment	618	8,383	-	-	53	-	-	9,054
Ending balance: collectively evaluated for impairment	75,544	153,587	28,567	30,763	15,766	29,941	-	334,168
Total	$76,162	$161,970	$28,567	$30,763	$15,819	$29,941	$-	$343,222

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
The asset classification of loans at June 30, 2014 and September 30, 2013 are as follows:

June 30, 2014

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$108,074	$211,846	$52,832	$29,379	$26,683	$28,845	$457,659
Watch	312	855	274	-	-	307	1,748
Special Mention	82	98	2,085	-	-	451	2,716
Substandard	245	4,105	1,754	-	-	9,355	15,459
Doubtful	-	-	-	-	-	-	-
	$108,713	$216,904	$56,945	$29,379	$26,683	$38,958	$477,582

September 30, 2013

	1-4 Family Residential	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total

Pass	$81,719	$177,513	$26,224	$30,314	$16,251	$26,362	$358,383
Watch	239	7,791	3,328	-	13	1,690	13,061
Special Mention	84	102	-	-	-	5,698	5,884
Substandard	245	7,380	-	-	-	-	7,625
Doubtful	-	-	-	-	-	-	-
	$82,287	$192,786	$29,552	$30,314	$16,264	$33,750	$384,953

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

The Company currently offers five and ten year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as the Company’s cost of funds on retail bank deposits.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed-rate residential loans.  The current low mortgage interest rate environment makes ARM loans relatively unattractive and very few are currently being originated.

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

Consumer Lending- Meta Payment Systems (“MPS”).  MPS offers portfolio lending on a nationwide basis.  MPS has a loan committee consisting of members of Executive Management and other officers.  This committee, known as the MPS Credit Committee, is charged with monitoring, evaluating, and reporting portfolio performance and the overall credit risk posed by its credit products. All proposed credit programs must first be reviewed and approved by the committee before such programs are presented to the Bank’s Board of Directors for approval.  The Board of Directors of the Bank is ultimately responsible for final approval of any credit program and, under the terms of a Consent Order, must seek prior permission from the Bank’s primary federal regulator to originate new credit programs.

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

Past due loans at June 30, 2014 and September 30, 2013 are as follows:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$86	$4	$-	$90	$108,341	$282	$108,713
Commercial Real Estate and Multi-Family	-	-	-	-	216,591	313	216,904
Agricultural Real Estate	-	-	-	-	56,945	-	56,945
Consumer	208	-	34	242	29,137	-	29,379
Commercial Operating	-	-	-	-	26,683	-	26,683
Agricultural Operating	363	-	-	363	38,595	-	38,958
Total	$657	$4	$34	$695	$476,292	$595	$477,582

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable

Residential 1-4 Family	$53	$-	$245	$298	$81,744	$245	$82,287
Commercial Real Estate and Multi-Family	102	-	107	209	192,150	427	192,786
Agricultural Real Estate	1,169	-	-	1,169	28,383	-	29,552
Consumer	29	21	13	63	30,251	-	30,314
Commercial Operating	-	-	-	-	16,257	7	16,264
Agricultural Operating	-	-	-	-	33,750	-	33,750
Total	$1,353	$21	$365	$1,739	$382,535	$679	$384,953

Impaired loans at June 30, 2014 and September 30, 2013 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
June 30, 2014

Loans without a specific valuation allowance
Residential 1-4 Family	$389	$389	$-
Commercial Real Estate and Multi-Family	4,391	4,391	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	28	28	-
Agricultural Operating	-	-	-
Total	$4,808	$4,808	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$-	$-	$-
Commercial Real Estate and Multi-Family	1,287	1,287	358
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$1,287	$1,287	$358

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2013

Loans without a specific valuation allowance
Residential 1-4 Family	$359	$359	$-
Commercial Real Estate and Multi-Family	4,527	4,535	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	45	60	-
Agricultural Operating	-	-	-
Total	$4,931	$4,954	$-
Loans with a specific valuation allowance
Residential 1-4 Family	$282	$282	$25
Commercial Real Estate and Multi-Family	2,107	2,107	404
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$2,389	$2,389	$429
The following table provides the average recorded investment in impaired loans for the three and nine month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment

Residential 1-4 Family	$579	$661	$636	$586
Commercial Real Estate and Multi-Family	5,694	9,049	6,811	8,707
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	1
Commercial Operating	29	57	37	51
Agricultural Operating	-	-	-	-
Total	$6,302	$9,767	$7,484	$9,345

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three and nine month periods ended June 30, 2014 and 2013.  Additionally, there were no TDR loans for which there was a payment default during the three and nine month periods ended June 30, 2014 and 2013 that had been modified during the 12-month period prior to the default.

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

At June 30, 2014, the Company’s allowance for loan losses was $4.9 million, an increase of $1.0 million from $3.9 million at September 30, 2013.  During the nine months ended June 30, 2014, the Company recorded a provision for loan losses of $0.6 million. In addition, the Company had $0.4 million net recoveries for the 2014 nine month period.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2014 reflects an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, the OCC and the Federal Reserve, which can require the establishment of additional general or specific allowances.

NOTE 4.	EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of June 30, 2014 and September 30, 2013.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2014 and 2013 is presented below.

Three Months Ended June 30,	2014	2013
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$4,204	$3,672

Basic EPS
Weighted average common shares outstanding	6,132,169	5,499,506
Less weighted average nonvested shares	(4,000)	-
Weighted average common shares outstanding	6,128,169	5,499,506

Earnings Per Common Share
Basic	$0.69	$0.67

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,128,169	5,499,506
Add dilutive effect of assumed exercises of stock options, net of tax benefits	77,201	54,118
Weighted average common and dilutive potential common shares outstanding	6,205,370	5,553,624

Earnings Per Common Share
Diluted	$0.68	$0.66

Nine Months Ended June 30,	2014	2013
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$12,349	$9,944

Basic EPS
Weighted average common shares outstanding	6,109,955	5,484,060
Less weighted average unallocated ESOP and nonvested shares	(4,401)	-
Weighted average common shares outstanding	6,105,554	5,484,060

Earnings Per Common Share
Basic	$2.02	$1.81

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,105,554	5,484,060
Add dilutive effect of assumed exercises of stock options, net of tax benefits	91,409	41,560
Weighted average common and dilutive potential common shares outstanding	6,196,963	5,525,620

Earnings Per Common Share
Diluted	$1.99	$1.80

Stock options totaling 29,199 were not considered in computing diluted EPS for the three and nine months ended June 30, 2014, respectively, because they were not dilutive.  Stock options totaling 134,415 and 89,583 were not considered in computing diluted EPS for the three and nine months ended June 30, 2013, respectively, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at June 30, 2014 and September 30, 2013 are presented below.

Available For Sale		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At June 30, 2014	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$55,906	$178	$(2,846)	$53,238
Small business administration securities	52,553	614	(57)	53,110
Non-bank qualified obligations of states and political subdivisions	330,629	1,540	(6,321)	325,848
Mortgage-backed securities	608,263	5,996	(10,847)	603,412
Total debt securities	1,047,351	8,328	(20,071)	1,035,608
Common equities and mutual funds	542	286	(7)	821
Total available for sale securities	$1,047,893	$8,614	$(20,078)	$1,036,429

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2013	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$52,897	$136	$(4,249)	$48,784
Small business administration securities	10,099	482	-	10,581
Obligations of states and political subdivisions	1,880	-	(153)	1,727
Non-bank qualified obligations of states and political subdivisions	255,189	-	(16,460)	238,729
Mortgage-backed securities	596,343	3,968	(18,939)	581,372
Total available for sale securities	$916,408	$4,586	$(39,801)	$881,193

Held to Maturity		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At June 30, 2014	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	19,321	43	(504)	18,860
Non-bank qualified obligations of states and political subdivisions	189,826	577	(4,212)	186,191
Mortgage-backed securities	72,102	-	(1,848)	70,254
Total held to maturity securities	$281,249	$620	$(6,564)	$275,305

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2013	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$10,003	$-	$(390)	$9,613
Obligations of states and political subdivisions	19,549	13	(1,220)	18,342
Non-bank qualified obligations of states and political subdivisions	181,547	-	(12,085)	169,462
Mortgage-backed securities	76,927	-	(3,826)	73,101
Total held to maturity securities	$288,026	$13	$(17,521)	$270,518

Included in securities available for sale are trust preferred securities as follows:

At June 30, 2014
	Amortized		Unrealized	S&P	Moody's
Issuer(1)	Cost	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,985	$4,250	$(735)	BBB-	Baa3
Huntington Capital Trust II SE	4,977	4,175	(802)	BB+	Baa3
PNC Capital Trust	4,961	4,300	(661)	BBB	Baa2
Wells Fargo (Corestates Capital) Trust	4,432	4,300	(132)	A-	A3
Total	$19,355	$17,025	$(2,330)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

At September 30, 2013
	Amortized		Unrealized	S&P	Moody's
Issuer(1)	Cost	Fair Value	Gain (Loss)	Credit Rating	Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,984	$4,100	$(884)	BBB-	Baa3
Huntington Capital Trust II SE	4,976	4,075	(901)	BB+	Baa3
PNC Capital Trust	4,959	4,175	(784)	BBB	Baa2
Wells Fargo (Corestates Capital) Trust	4,399	4,050	(349)	A-	A3
Total	$19,318	$16,400	$(2,918)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

Management has controls and processes in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  These controls and processes can include but are not limited to evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, interest or dividend payment status, monitoring the rating of the security, and projecting cash flows.  Other factors, but not necessarily all, considered are: that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the financial condition of the issuers listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

Management also determines whether the Company intends to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2014 and September 30, 2013, are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2014	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$38,081	$(2,846)	$38,081	$(2,846)
Small Business Administration securities	8,539	(57)	-	-	8,539	(57)
Non-bank qualified obligations of states and political subdivisions	5,826	(26)	228,375	(6,295)	234,201	(6,321)
Mortgage-backed securities	78,245	(556)	270,405	(10,291)	348,650	(10,847)
Total debt securities	92,610	(639)	536,861	(19,432)	629,471	(20,071)
Common equities and mutual funds	124	(7)	-	-	124	(7)
Total available for sale securities	$92,734	$(646)	$536,861	$(19,432)	$629,595	$(20,078)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$29,312	$(1,433)	$13,477	$(2,816)	$42,789	$(4,249)
Obligations of states and political subdivisions	1,727	(153)	-	-	1,727	(153)
Non-bank qualified obligations of states and political subdivisions	238,729	(16,460)	-	-	238,729	(16,460)
Mortgage-backed securities	357,850	(18,939)	-	-	357,850	(18,939)
Total available for sale securities	$627,618	$(36,985)	$13,477	$(2,816)	$641,095	$(39,801)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2014	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	6,534	(134)	9,096	(370)	15,630	(504)
Non-bank qualified obligations of states and political subdivisions	8,393	(133)	162,244	(4,079)	170,637	(4,212)
Mortgage-backed securities	-	-	70,254	(1,848)	70,254	(1,848)
Total held to maturity securities	$14,927	$(267)	$241,594	$(6,297)	$256,521	$(6,564)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2013	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$9,613	$(390)	-	-	9,613	(390)
Obligations of states and political subdivisions	17,253	(1,220)	-	-	17,253	(1,220)
Non-bank qualified obligations of states and political subdivisions	169,462	(12,085)	-	-	169,462	(12,085)
Mortgage-backed securities	73,101	(3,826)	-	-	73,101	(3,826)
Total held to maturity securities	$269,429	$(17,521)	$-	$-	$269,429	$(17,521)

At June 30, 2014, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at June 30, 2014.

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

Available For Sale	AMORTIZED	FAIR
	COST	VALUE
June 30, 2014	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	11,184	11,375
Due after five years through ten years	260,022	258,608
Due after ten years	167,882	162,213
	439,088	432,196
Mortgage-backed securities	608,263	603,412
Common equities and mutual funds	542	821
Total available for sale securities	$1,047,893	$1,036,429

	AMORTIZED	FAIR
	COST	VALUE
September 30, 2013	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	9,929	10,061
Due after five years through ten years	162,203	155,014
Due after ten years	147,933	134,746
	320,065	299,821
Mortgage-backed securities	596,343	581,372
Total available for sale securities	$916,408	$881,193

Held To Maturity	AMORTIZED	FAIR
	COST	VALUE
June 30, 2014	(Dollars in Thousands)

Due in one year or less	$349	$350
Due after one year through five years	4,008	3,989
Due after five years through ten years	81,125	79,237
Due after ten years	123,665	121,475
	209,147	205,051
Mortgage-backed securities	72,102	70,254
Total held to maturity securities	$281,249	$275,305

	AMORTIZED	FAIR
	COST	VALUE
September 30, 2013	(Dollars in Thousands)

Due in one year or less	$649	$649
Due after one year through five years	2,234	2,203
Due after five years through ten years	50,547	47,519
Due after ten years	157,669	147,046
	211,099	197,417
Mortgage-backed securities	76,927	73,101
Total held to maturity securities	$288,026	$270,518

NOTE 6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At June 30, 2014 and September 30, 2013, unfunded loan commitments approximated $95.5 million and $102.9 million respectively, excluding undisbursed portions of loans in process.  These unfunded loan commitments were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.  The Company had $3.5 million and $0.5 million of commitments to purchase securities at June 30, 2014 and September 30, 2013, respectively.

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

Legal Proceedings

The Bank was served on April 15, 2013, with a lawsuit captioned Inter National Bank v. NetSpend Corporation, MetaBank, BDO USA, LLP d/b/a BDO Seidman, Cause No. C-2084-12-I filed in the District Court of Hidalgo County, Texas. The Plaintiff’s Second Amended Original Petition and Application for Temporary Restraining Order and Temporary Injunction adds both MetaBank and BDO Seidman to the original causes of action against NetSpend. NetSpend acts as a prepaid card program manager and processor for both INB and MetaBank. According to the Petition, NetSpend has informed Inter National Bank (“INB”) that the depository accounts at INB for the NetSpend program supposedly contained $10.5 million less than they should. INB alleges that NetSpend has breached its fiduciary duty by making affirmative misrepresentations to INB about the safety and stability of the program, and by failing to timely disclose the nature and extent of any alleged shortfall in settlement of funds related to cardholder activity and the nature and extent of NetSpend’s systemic deficiencies in its accounting and settlement processing procedures. To the extent that an accounting reveals that there is an actual shortfall, INB alleges that MetaBank may be liable for portions or all of said sum due to the fact that funds have been transferred from INB to MetaBank, and thus MetaBank would have been unjustly enriched. The Bank is vigorously contesting this matter.  In January 2014, NetSpend was granted summary judgment in this matter which is under appeal.  Because the theory of liability against both NetSpend and the Bank is the same, the Bank views the NetSpend summary judgment as a positive in support of our position.  An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans for the nine months ended June 30, 2014:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2013	318,648	$24.44	4.18	$4,376
Granted	-	-		-
Exercised	(81,882)	22.31		1,360
Forfeited or expired	-	-		-
Options outstanding, June 30, 2014	236,766	$25.18	4.02	$3,508

Options exercisable, June 30, 2014	236,766	$25.18	4.02	$3,508

		Weighted
		Average
	Number of	Fair Value
	Shares	at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2013	4,000	$25.67
Granted	4,150	37.85
Vested	(4,150)	35.02
Forfeited or expired	-	-
Nonvested shares outstanding, June 30, 2014	4,000	$28.61

At June 30, 2014, stock based compensation expense not yet recognized in income totaled $68,000, which is expected to be recognized over a weighted average remaining period of 2.03 years.

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

The following tables present segment data for the Company for the three and nine months ended June 30, 2014 and 2013, respectively.

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Three Months Ended June 30, 2014
Interest income	$8,223	$4,343	$-	$12,566
Interest expense	499	27	112	638
Net interest income (expense)	7,724	4,316	(112)	11,928
Provision (recovery) for loan losses	300	-	-	300
Non-interest income	732	11,749	-	12,481
Non-interest expense	4,852	13,904	81	18,837
Income (loss) before income tax expense (benefit)	3,304	2,161	(193)	5,272
Income tax expense (benefit)	653	495	(80)	1,068
Net income (loss)	$2,651	$1,666	$(113)	$4,204

Inter-segment revenue (expense)	$2,976	(2,976)	$-	$-
Total assets	678,116	1,241,967	3,250	1,923,333
Total deposits	254,215	1,098,262	(6,418)	1,346,059

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Nine Months Ended June 30, 2014
Interest income	$23,481	$12,309	$-	$35,790
Interest expense	1,410	84	337	1,831
Net interest income (expense)	22,071	12,225	(337)	33,959
Provision (recovery) for loan losses	600	-	-	600
Non-interest income	2,540	36,591	-	39,131
Non-interest expense	15,306	41,619	716	57,641
Income (loss) before income tax expense (benefit)	8,705	7,197	(1,053)	14,849
Income tax expense (benefit)	1,489	1,400	(389)	2,500
Net income (loss)	$7,216	$5,797	$(664)	$12,349

Inter-segment revenue (expense)	$9,602	$(9,602)	$-	$-
Total assets	678,116	1,241,967	3,250	1,923,333
Total deposits	254,215	1,098,262	(6,418)	1,346,059

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended June 30, 2013
Interest income	$6,112	$3,713	$-	$9,825
Interest expense	521	30	115	666
Net interest income (expense)	5,591	3,683	(115)	9,159
Provision (recovery) for loan losses	-	-	-	-
Non-interest income	1,262	12,297	-	13,559
Non-interest expense	4,415	13,359	250	18,024
Income (loss) before tax	2,438	2,621	(365)	4,694
Income tax expense (benefit)	519	636	(133)	1,022
Net income (loss)	$1,919	$1,985	$(232)	$3,672

Inter-segment revenue (expense)	$2,981	$(2,981)	$-	$-
Total assets	340,517	1,316,786	2,635	1,659,938
Total deposits	236,724	1,179,856	(703)	1,415,877

	Retail Banking	Meta Payment Systems®	All Others	Total

Nine Months Ended June 30, 2013
Interest income	$18,130	$11,043	$-	$29,173
Interest expense	1,860	98	354	2,312
Net interest income (expense)	16,270	10,945	(354)	26,861
Provision (recovery) for loan losses	(300)	-	-	(300)
Non-interest income	4,362	37,702	-	42,064
Non-interest expense	14,782	41,118	787	56,687
Income (loss) before tax	6,150	7,529	(1,141)	12,538
Income tax expense (benefit)	1,367	1,649	(422)	2,594
Net income (loss)	$4,783	$5,880	$(719)	$9,944

Inter-segment revenue (expense)	$8,899	$(8,899)	$-	$-
Total assets	340,517	1,316,786	2,635	1,659,938
Total deposits	236,724	1,179,856	(703)	1,415,877

The following tables present gross profit data for MPS for the three and nine months ended June 30, 2014 and 2013.

Nine Months Ended June 30,	2014	2013

Interest income	$12,309	$11,043
Interest expense	84	98
Net interest income	12,225	10,945

Provision (recovery) for loan losses	-	-
Non-interest income	36,591	37,702
Card processing expense	11,643	12,115
Gross Profit	37,173	36,532

Other non-interest expense	29,976	29,003

Income (loss) before income tax expense (benefit)	7,197	7,529
Income tax expense	1,400	1,649
Net Income	$5,797	$5,880

Three Months Ended June 30,	2014	2013

Interest income	$4,343	$3,713
Interest expense	27	30
Net interest income	4,316	3,683

Provision (recovery) for loan losses	-	-
Non-interest income	11,749	12,297
Card processing expense	3,843	3,472
Gross Profit	12,222	12,508

Other non-interest expense	10,061	9,887

Income (loss) before income tax expense (benefit)	2,161	2,621
Income tax expense (benefit)	495	636
Net Income (Loss)	$1,666	$1,985

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

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

Accounting Standards Update No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606)

This ASU provides guidance on when to recognize revenue from contracts with customers.  The objective of this ASU is to eliminate diversity in practice related to this topic and to develop guidance that would streamline and enhance revenue recognition requirements.  The ASU defines five steps to recognize revenue including, identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation.  This update is effective for annual and interim periods beginning after December 15, 2016, and the Company is currently assessing the potential impact to the consolidated financial statements.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. Government, instrumentality, and agency securities that are traded by dealers or brokers in active over-the-counter markets.  The Company had no Level 1 or Level 3 securities at June 30, 2014 or September 30, 2013.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.

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

The following table summarizes the fair values of securities available for sale and held to maturity at June 30, 2014 and September 30, 2013.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value at June 30, 2014
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$53,238	$-	$53,238	$-	$-	$-	$-	$-
Small business administration securities	53,110	-	53,110	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	18,860	-	18,860	-
Non-bank qualified obligations of states and political subdivisions	325,848	-	325,848	-	186,191	-	186,191	-
Mortgage-backed securities	603,412	-	603,412	-	70,254	-	70,254	-
Total debt securities	1,035,608	-	1,035,608	-	275,305	-	275,305	-
Common equities and mutual funds	821	821	-	-	-	-	-	-
Total securities	$1,036,429	$821	$1,035,608	$-	$275,305	$-	$275,305	$-

	Fair Value at September 30, 2013
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$48,784	$-	$48,784	$-	$-	$-	$-	$-
Agency and instrumentality securities	-	-	-	-	9,613	-	9,613	-
Small business administration securities	10,581	-	10,581	-	-	-	-	-
Obligations of states and political subdivisions	1,727	-	1,727	-	18,342	-	18,342	-
Non-bank qualified obligations of states and political subdivisions	238,729	-	238,729	-	169,462	-	169,462	-
Mortgage-backed securities	581,372	-	581,372	-	73,101	-	73,101	-
Total securities	$881,193	$-	$881,193	$-	$270,518	$-	$270,518	$-

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at June 30, 2014 represents the lower of the new cost basis or the fair value less selling costs of foreclosed assets that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310.

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of June 30, 2014 and September 30, 2013.

	Fair Value at June 30, 2014
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$-	$-	$-	$-
Commercial and multi-family real estate loans	929	-	-	929
Total Impaired Loans	929	-	-	929
Foreclosed Assets, net	116	-	-	116
Total	$1,045	$-	$-	$1,045

	Fair Value at September 30, 2013
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$257	$-	$-	$257
Commercial and multi-family real estate loans	1,810	-	-	1,810
Total Impaired Loans	2,067	-	-	2,067
Foreclosed Assets, net	116	-	-	116
Total	$2,183	$-	$-	$2,183

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input

Impaired Loans, net	$929	Market approach	Appraised values (1)
Foreclosed Assets, net	116	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input

Impaired Loans, net	$2,067	Market approach	Appraised values (1)
Foreclosed Assets, net	116	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2014 and September 30, 2013, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2014 and September 30, 2013.

	June 30, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$30,861	$30,861	$30,861	$-	$-

Securities available for sale	1,036,429	1,036,429	821	1,035,608	-
Securities held to maturity	281,249	275,305	-	275,305	-
Total securities	1,317,678	1,311,734	821	1,310,913	-

Loans receivable:
One to four family residential mortgage loans	108,713	103,057	-	-	103,057
Commercial and multi-family real estate loans	216,904	222,942	-	-	222,942
Agricultural real estate loans	56,945	55,072	-	-	55,072
Consumer loans	29,379	29,114	-	-	29,114
Commercial operating loans	26,683	21,301	-	-	21,301
Agricultural operating loans	38,958	40,424	-	-	40,424
Total loans receivable	477,582	471,910	-	-	471,910

Federal Home Loan Bank stock	16,845	16,845	-	16,845	-
Accrued interest receivable	10,868	10,868	10,868	-	-

Financial liabilities
Noninterest bearing demand deposits	1,123,013	1,123,013	1,123,013	-	-
Interest bearing demand deposits, savings, and money markets	105,965	105,965	105,965	-	-
Certificates of deposit	117,081	117,449	-	117,449	-
Total deposits	1,346,059	1,346,427	1,228,978	117,449	-

Advances from Federal Home Loan Bank	7,000	8,988	-	8,988	-
Federal funds purchased	360,000	360,000		360,000
Securities sold under agreements to repurchase	8,478	8,478	-	8,478	-
Subordinated debentures	10,310	10,264	-	10,264	-
Accrued interest payable	299	299	299	-	-

	September 30, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$40,063	$40,063	$40,063	$-	$-

Securities available for sale	881,193	881,193	-	881,193	-
Securities held to maturity	288,026	270,518	-	270,518	-
Total securities	1,169,219	1,151,711	-	1,151,711	-

Loans receivable:
One to four family residential mortgage loans	82,287	72,628	-	-	72,628
Commercial and multi-family real estate loans	192,786	200,778	-	-	200,778
Agricultural real estate loans	29,552	30,920	-	-	30,920
Consumer loans	30,314	30,588	-	-	30,588
Commercial operating loans	16,264	15,718	-	-	15,718
Agricultural operating loans	33,750	35,175	-	-	35,175
Total loans receivable	384,953	385,807	-	-	385,807

Federal Home Loan Bank stock	9,994	9,994	-	9,994	-
Accrued interest receivable	8,582	8,582	8,582	-	-

Financial liabilities
Noninterest bearing demand deposits	1,086,258	1,086,258	1,086,258	-	-
Interest bearing demand deposits, savings, and money markets	97,426	97,426	97,426	-	-
Certificates of deposit	131,599	132,187	-	132,187	-
Total deposits	1,315,283	1,315,871	1,183,684	132,187	-

Advances from Federal Home Loan Bank	7,000	9,089	-	9,089	-
Federal funds purchased	190,000	190,000		190,000
Securities sold under agreements to repurchase	9,146	9,146	-	9,146	-
Subordinated debentures	10,310	10,312	-	10,312	-
Accrued interest payable	291	291	291	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2014 and September 30, 2013.

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

LOANS RECEIVABLE
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at June 30, 2014 and September 30, 2013.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

NOTE 11.	INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s intangible assets for the nine months ended June 30, 2014 and 2013 are as follows:

	Meta Payment	Meta Payment
	Systems®	Systems®
	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2013	$2,339	$-	$2,339

Patent costs capitalized during the period	202	-	202

Amortization during the period	(56)	-	(56)

Balance as of June 30, 2014	$2,485	$-	$2,485

	Meta Payment	Meta Payment
	Systems®	Systems®
	Patents	Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2012	$2,026	$9	$2,035

Acquisitions during the period	344	-	344

Amortization during the period	(33)	(9)	(42)

Balance as of June 30, 2013	$2,337	$-	$2,337

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the nine months ended June 30, 2014 and 2013.

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

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the three and nine months ended June 30, 2014.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at June 30, 2014, compared to September 30, 2013, and the consolidated results of operations for the three and nine months ended June 30, 2014 and 2013.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2013.

OVERVIEW OF CORPORATE DEVELOPMENTS

Retail Bank fiscal 2014 third quarter net income was $2.7 million compared to net income of $1.9 million in the fiscal 2013 third quarter.  The increase was primarily due to an increase of $2.1 million in interest income offset by an increase of $0.3 million in provision for loan losses, a decrease of $0.5 million in non-interest income, and an increase of $0.5 million in non-interest expense.  Retail Bank checking balances continued to grow from $62.3 million at June 30, 2013 to $76.3 million, or 22.4%, at June 30, 2014.

MPS fiscal 2014 third quarter net income was $1.7 million compared to net income of $2.0 million in the fiscal 2013 third quarter.  This decrease was primarily the result of a reduction in non-interest income of $0.5 million and an increase in non-interest expense of $0.5 million, partially offset by an increase in interest income of $0.6 million.  The average internal net interest yield MPS received for its deposits was 1.36% in the fiscal 2014 third quarter and 1.25% in the comparable 2013 period.

The Company’s tangible book value per common share increased by $3.99, or 17.2%, from $23.17 at September 30, 2013 to $27.16 per share at June 30, 2014 partially due to a sizable increase in fair market value of available-for-sale (“AFS”) securities, which positively affected accumulated other comprehensive income (“AOCI”).  The tangible book value per common share excluding AOCI was $28.04 as of June 30, 2014, compared to $26.51 as of September 30, 2013.
At June 30, 2014, non-performing assets were $0.7 million compared to $0.8 million at September 30, 2013.

FINANCIAL CONDITION

At June 30, 2014, the Company’s assets grew by $231.3 million, or 13.7%, to $1.9 billion compared to $1.7 billion at September 30, 2013.  The increase in assets was reflected primarily in increases in the Company’s investment securities available for sale and an increase in net loans receivable.

Total cash and cash equivalents were $30.9 million at June 30, 2014, a decrease of $9.2 million from $40.1 million at September 30, 2013.  The decline primarily was the result of the Company’s investing its excess liquidity in investment securities and loan receivables.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.  At June 30, 2014, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities increased $148.5 million, or 12.7%, to $1.3 billion at June 30, 2014 as compared to $1.2 billion at September 30, 2013, as investment purchases exceeded related maturities, sales, and principal pay downs.  The Company’s portfolio of securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives and very high quality non-bank qualified obligations of states and political subdivisions (“NBQ”) which mature in approximately 15 years or less.  Of the total of $675.5 million of MBS, $603.4 million are classified as available for sale, and $72.1 million are classified as held to maturity.  Of the total of $642.2 million of investment securities, $433.0 million are classified as available for sale and $209.2 million are classified as held to maturity.  During the nine month period ended June 30, 2014, the Company purchased a gross amount of $139.1 million of MBS with estimated future maturities of five years or less (primarily due to anticipated prepayments) and stated final maturities of 30 years or less as well as $128.6 million of investment securities available for sale and $10.7 million of investment securities held to maturity, primarily high quality NBQ obligations of states and political subdivisions and U.S. Government guaranteed Small Business Administration uncapped, floating rate securities.

The Company’s portfolio of net loans receivable increased $91.5 million, or 24.1%, to $471.9 million at June 30, 2014 from $380.4 million at September 30, 2013.  This increase from the prior fiscal year primarily relates to increases in agricultural real estate loans, residential real estate loans and commercial and multi-family real estate loans of $27.4, $26.4, and $24.1 million, respectively.  Other than consumer loans, which decreased, the other categories have also risen significantly over the last year.

Assets held for sale at June 30, 2014 decreased from September 30, 2013 by $1.1 million due to the sale of a branch in the Central Iowa market.

Total deposits increased $30.8 million, or 2.3%, at June 30, 2014 from September 30, 2013.  Deposits attributable to MPS increased by $34.5 million, or 3.2%, to $1.1 billion at June 30, 2014, compared to $1.1 billion at September 30, 2013.  Additionally, certificates of deposits decreased by $14.5 million to $117.1 million primarily related to a decrease in public funds on deposit as planned by the Company.  The average balance of total deposits and interest-bearing liabilities was $1.7 billion for the nine month period ended June 30, 2014 compared to $1.5 billion for the same period in the prior fiscal year.  The average balance of non-interest bearing deposits increased by $123.3 million, or 10.3% to $1.3 billion at June 30, 2014, compared to $1.2. billion for the same period in the prior fiscal year.

Total borrowings increased $169.3 million from $216.5 million at September 30, 2013 to $385.8 million at June 30, 2014, primarily due to the increase of federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday and Tuesday, which are typically paid down throughout the week.

At June 30, 2014, the Company’s stockholders’ equity totaled $169.2 million, an increase of $26.2 million from $143.0 million at September 30, 2013, partially due to an increase in AOCI stemming from the securities portfolio which significantly appreciated for the nine months ending June 30, 2014 notwithstanding the noteworthy increase in two year through seven year Treasury rates over that same time period.  At June 30, 2014, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at June 30, 2014 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	June 30, 2014	September 30, 2013
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family	$282	$245
Commercial & Multi Family (1) (2)	313	427
Commercial Operating (2)	-	7
Total	595	679

Accruing Loans Delinquent 90 Days or More
Consumer	35	13
Total	35	13

Total Non-Performing Loans	630	692

Other Assets

Foreclosed Assets:
Commercial & Multi Family	116	116
Total	116	116

Total Other Assets	116	116

Total Non-Performing Assets	$746	$808
Total as a Percentage of Total Assets	0.04%	0.05%

(1)	At June 30, 2014, the Company had $313,000 of TDRs in Commercial & Multi Family.
(2)
At September 30, 2013, the Company had $320,000 of TDRs in Commercial & Multi Family and $7,000 of TDRs in Commercial Operating.
In addition to the non-performing TDRs in (1) and (2), the Company had an additional $4.5 million and $4.9 million TDRs performing in accordance with their terms at June 30, 2014 and September 30, 2013, respectively.

At June 30, 2014, non-performing loans totaled $0.6 million, representing 0.1% of total loans, compared to $0.7 million, or 0.2% of total loans at September 30, 2013.

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

On the basis of management’s review of its loans and other assets, at June 30, 2014, the Company had classified a total of $15.6 million of its assets as substandard and none as doubtful or loss.  This compares to classifications at September 30, 2013 of $7.7 million as substandard and none as doubtful or loss.  See Note 2 to the Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic conditions of our markets have stabilized and are improving, along with the financial conditions of some borrowers.  With stable to improving economies in our markets, management believes that future losses in the residential portfolio may be somewhat lower than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management believes that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of wet weather conditions within our markets and low commodity prices have the potential to negatively impact potential crop proceeds which would have a negative economic effect on our agricultural markets.  Lower commodity prices than in prior years also has the potential to negatively affect some agricultural borrowers.  In addition, management believes the continuing low growth environment may also negatively impact consumers’ repayment capacities.

At June 30, 2014, the Company had established an allowance for loan losses totaling $4.9 million compared to $3.9 million at September 30, 2013, with the increase primarily due to substantial loan portfolio growth.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2014 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both June 30, 2014 and September 30, 2013 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Security Impairment.  Management continually monitors the investment security portfolio for impairment on a security by security basis.  Management has controls and processes in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  These controls and processes can include, but are not limited to, analyzing the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, interest or dividend payment status, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

RESULTS OF OPERATIONS

General.
The Company recorded net income of $4.2 million, or 68 cents per diluted share, for the three months ended June 30, 2014 compared to net income of $3.7 million, or 66 cents per diluted share, for the same period in fiscal year 2013.  The increase in net income was primarily due to an increase of $1.8 million in MBS and other investments interest income and an increase of $1.0 million in interest income on loans receivable, offset in part by decreases in non-interest income and an increase in provision for loan losses and non-interest expense.

The Company recorded net income of $12.3 million, or $1.99 per diluted share, for the nine months ended June 30, 2014 compared to $9.9 million, or $1.80 per diluted share, for the same period in fiscal year 2013.  Net earnings for the nine month period ended June 30, 2014 were primarily impacted by an increase of $4.3 million in MBS and other investments  interest income an increase of $2.3 million in interest income on loans receivable as well as decreases in interest expense, offset in part by decreases in non-interest income and an increase in provision for loan losses.

Net Interest Income.  Net interest income for the fiscal 2014 third quarter increased by $2.7 million, or 30.2%, to $11.9 million from $9.2 million for the same period in the prior fiscal year primarily due to significant growth in lending by the Retail Bank, contributing to increased loan interest income. Additionally, the increase was driven by increased volume of other investments and increasing interest yield on MBS as a result of lower premium amortization on slower prepayment speeds.  Also, interest expense decreased from the comparable 2013 quarter.  The relative growth in the loan portfolio, increased yield achieved on MBS securities, and higher mix of loans to investments also aided net interest margin expansion.  Net interest margin increased to 2.86% for the third quarter of fiscal year 2014 as compared to 2.52% for the same period in fiscal year 2013.

Overall, when using a taxable equivalent yield (“TEY”), the Company’s interest earning asset yield increased by 31 basis points resulting partially from a change in asset mix which included a higher percentage of tax exempt income from municipal bonds and increased volume of loans receivable as a percentage of earning assets and their corresponding relatively higher yields in the fiscal 2014 third quarter compared to the same period in the prior fiscal year.  The yield on non-MBS investment securities increased by 5 basis points on a TEY basis.  Asset yields moderately expanded due to increased yields on the MBS portfolio.  The yield on government related MBS increased 60 basis points.  Average quarterly TEY on the securities portfolio increased by 43 basis points in the third quarter of fiscal 2014 compared to the same quarter of the prior year.  Net interest margin was also positively impacted by a 3 basis point decrease in the total cost of funds.  This decrease was primarily due to increasing MPS deposits and decreasing interest expense.  The Company’s average interest-earning assets for the fiscal 2014 third quarter grew by $226.3 million, or 13.7%, to $1.9 billion, up from $1.7 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2014 third fiscal quarter increased $193.5 million, or 12.3%, to $1.8 billion from $1.6 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits, time deposits and overnight federal funds purchased, slightly offset by a decrease in other borrowings.  MPS average quarterly deposits for the 2014 third fiscal quarter increased $106.3 million, or 9.1%, from the same period last year.  This increase resulted almost entirely from growth in existing core prepaid card programs.  Overall, rates on all deposits and interest-bearing liabilities decreased by 3 basis points from 0.17% in the 2013 third fiscal quarter to 0.14% in the 2014 period.  At June 30, 2014, low- and no-cost checking deposits represented 89.2% of total deposits compared to 89.8% one year earlier.

For the nine months ended June 30, 2014, net interest income was $34.0 million compared to $26.9 million for the same period in the prior fiscal year.  Contributing to this increase was an increase in asset yields of 25 basis points, an increased allocation to loans as a percentage of total interest earning assets, and increased volume in the loan and securities portfolio.  The TEY of MBS and other investments was 2.59% for the nine months ended June 30, 2014 and 2.23% for the same period in 2013.  Also contributing was a decrease in interest expense

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield on interest bearing assets and net interest margin.  Non-accruing loans have been included in the table as loans carrying a zero yield.

Three Months Ended June 30,	2014			2013
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$455,223	$5,062	4.46%	$339,632	$4,091	4.83%
Mortgage-backed securities	694,117	3,898	2.25%	734,894	3,024	1.65%
Other investments and fed funds sold	729,858	3,606	2.78%	578,400	2,710	2.74%
Total interest-earning assets	1,879,198	$12,566	2.99%	1,652,926	$9,825	2.68%
Non-interest-earning assets	109,410			80,280
Total assets	$1,988,608			$1,733,206

Non-interest bearing deposits	$1,299,987	$-	0.00%	$1,189,436	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	33,939	24	0.28%	32,268	28	0.35%
Savings	30,059	11	0.15%	28,750	10	0.14%
Money markets	41,724	19	0.18%	40,778	24	0.24%
Time deposits	107,471	178	0.66%	95,337	224	0.94%
FHLB advances	7,000	124	7.11%	7,000	124	7.11%
Overnight fed funds purchased	228,824	162	0.28%	159,385	129	0.32%
Other borrowings	16,712	120	2.88%	19,283	127	2.64%
Total interest-bearing liabilities	465,729	638	0.55%	382,801	666	0.70%

Total deposits and interest-bearing liabilities	1,765,716	$638	0.14%	1,572,237	$666	0.17%
Other non-interest bearing liabilities	61,759			13,969
Total liabilities	1,827,475			1,586,206
Shareholders' equity	161,133			147,000
Total liabilities and shareholders' equity	$1,988,608			$1,733,206
Net interest income and net interest rate spread including non-interest bearing deposits		$11,928	2.85%		$9,159	2.51%

Net interest margin			2.86%			2.52%

Nine Months Ended June 30,	2014			2013
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$422,573	$14,283	4.52%	$331,688	$11,953	4.82%
Mortgage-backed securities	702,127	11,506	2.19%	702,984	9,069	1.72%
Other investments and fed funds sold	705,394	10,001	2.68%	598,181	8,151	2.58%
Total interest-earning assets	1,830,094	$35,790	2.92%	1,632,853	$29,173	2.67%
Non-interest-earning assets	74,452			78,697
Total assets	$1,904,546			$1,711,550

Non-interest bearing deposits	$1,322,209	$-	0.00%	$1,198,913	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	32,756	72	0.29%	32,264	99	0.41%
Savings	29,288	35	0.16%	28,416	31	0.15%
Money markets	40,788	56	0.18%	40,426	77	0.25%
Time deposits	105,463	563	0.71%	91,754	788	1.15%
FHLB advances	7,000	371	7.09%	8,448	603	9.57%
Overnight fed funds purchased	167,403	364	0.29%	128,100	318	0.33%
Other borrowings	18,819	370	2.63%	21,079	396	2.51%
Total interest-bearing liabilities	401,517	1,831	0.61%	350,487	2,312	0.88%
Total deposits and interest-bearing liabilities	1,723,726	$1,831	0.14%	1,549,400	$2,312	0.20%
Other non-interest bearing liabilities	28,367			16,335
Total liabilities	1,752,093			1,565,735
Stockholders' equity	152,453			145,815
Total liabilities and stockholders' equity	$1,904,546			$1,711,550
Net interest income and net interest rate spread including non-interest bearing deposits		$33,959	2.78%		$26,861	2.47%

Net interest margin			2.78%			2.48%

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield.

Three Months Ended June 30,	2014			2013
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Securities Portfolio Assets
Mortgage-backed securities	694,118	3,898	2.25%	734,894	3,024	1.65%
*Other investments	645,010	3,487	3.07%	510,976	2,613	3.02%
Total Securities Portfolio Assets	$1,339,128	$7,385	2.65%	$1,245,870	$5,637	2.21%

*Excludes FHLB Stock

(1) Tax rate used to arrive at a TEY for three months ended June 2013 is 35%
(2) Tax rate used to arrive at a TEY for three months ended June 2014 is 34%

Nine Months Ended June 30,	2014			2013
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding	Earned /	Yield /	Outstanding	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Securities Portfolio Assets
Mortgage-backed securities	702,127	11,506	2.19%	702,984	9,069	1.72%
*Other investments	607,936	9,683	3.04%	516,204	7,874	2.91%
Total Securities Portfolio Assets	1,310,063	$21,189	2.59%	1,219,188	$16,943	2.23%

*Excludes FHLB Stock

(1) Tax rate used to arrive at a TEY for nine months ended June 2013 is 35%
(2) Tax rate used to arrive at a TEY for nine months ended June 2014 is 34%

Provision for Loan Losses.  The Company recorded a $0.3 million and $0.6 million provision for loan losses in the three and nine month periods ended June 30, 2014, respectively, as compared to no provision and a negative provision for loan losses of $0.3 million for the comparable three and nine month periods of fiscal year 2013.  This was the result of the evaluation of the allowance for loan loss as explained in Note 3 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2014 third quarter decreased by $1.1 million, or 8.0%, to $12.5 million from $13.6 million for the same period in the prior fiscal year.  The change was due to a decrease of $0.7 million in card fees and $0.5 million decrease in gain on sale of securities.  Fees earned on MPS‑related programs decreased to $11.8 million for the third quarter of fiscal year 2014, compared to $12.5 million for the same period in fiscal year 2013.  Noted decreases were primarily due to reductions in tax-related prepaid card volume.

For the nine months ended June 30, 2014, non-interest income decreased by $3.0 million, or 7.0%, to $39.1 million from $42.1 million for the same period in the prior fiscal year.  For the nine months ended June 30, 2014 and 2013, the Bank sold mortgage-backed and investment securities resulting in a gain on sale of available for sale securities in the amount of $0.1 million and $2.5 million, respectively.  In addition, fees earned on MPS-related programs were $36.8 million for the nine months ended June 30, 2014, compared to $38.0 million for the same period in fiscal year 2013.  These decreases were offset in part by increases in loan fees, non-interest income from bank owned life insurance, and a gain in foreclosed real estate during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

Non-Interest Expense.  Non-interest expense increased to $18.8 million for the third quarter of fiscal year 2014 as compared to $18.0 million for the same period in fiscal year 2013.  Non-interest expense increased by $0.9 million, or 1.7%, to $57.6 million for the nine months ended June 30, 2014 from $56.7 million for the same period in fiscal year 2013.

Compensation expense increased $0.8 million to $9.3 million for the three months ended June 30, 2014 as compared to $8.5 million for the same period in fiscal year 2013 as a result of the Company’s investments in resources to support regulatory, operational and growth initiatives.  Compensation expense increased $2.4 million to $28.3 million for the nine months ended June 30, 2014 from $25.9 million for the same period in fiscal year 2013 due primarily to a 3% increase in overall staffing.

Card processing expense increased $0.4 million to $3.9 million for the three months ended June 30, 2014 as compared to $3.5 million for the same period in fiscal year 2013.  Card processing expense decreased $0.4 million to $11.7 million for the nine months ended June 30, 2014 as compared to $12.1 million for the same period in fiscal year 2013 primarily due to the previously mentioned tax-related program.

Occupancy and equipment expense increased $0.7 million to $6.9 million for the nine months ended June 30, 2014 as compared to $6.2 million for the same period in fiscal year 2013 related to compliance system investments being implemented over the last year.

Legal and consulting expense decreased by $0.6 million to $0.5 million for the three months ended June 30, 2014 as compared to $1.2 million for the same period in fiscal year 2013 due to lower consulting expenses related to compliance functions during the current year.

Other expense decreased $1.0 million to $6.4 million for the nine months ended June 30, 2014 as compared to $7.4 million for the same period in fiscal year 2013 due to a decrease in risk category rating for FDIC insurance.

Income Tax.  Income tax expense for the third quarter of fiscal year 2014 was $1.1 million, or an effective tax rate of 20.3%, compared to income tax expense of $1.0 million, or an effective tax rate of 21.8%, for the same period in the prior fiscal year.  The decrease in the effective tax rate is mainly the result of an increase in the volume of tax exempt municipal bonds owned by the Company combined with disqualifying dispositions of employee incentive stock option exercises.

For the nine months ended June 30, 2014, the Company recorded an income tax expense in the amount of $2.5 million, or an effective tax rate of 16.8%, compared to $2.6 million, or an effective tax rate of 20.7% for the same period in the prior fiscal year.  The decrease in effective tax rate for this time period was caused by the same reasons mentioned in the preceding paragraph.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments can be influenced by the level of interest rates, general economic conditions, and competition.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2014, the Company had commitments to originate and purchase loans and unused lines of credit totaling $95.5 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.  At June 30, 2014, the Company had $3.5 million of commitments to purchase securities.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2014, the Bank met all capital adequacy requirements.

The Bank’s actual and required capital amounts and ratios are presented in the following table.

					Minimum
					Requirement to Be
			Minimum		Well Capitalized
			Requirement For		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
At June 30, 2014	Amount	Ratio	Amount	Ratio	Amount			Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$173,139	9.00%	$28,845	1.50%	$	n/	a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	173,139	9.00	76,921	4.00		96,151		5.00
Tier 1 (core) capital (to risk-weighted assets)	173,139	21.52	32,178	4.00		48,266		6.00
Total risk-based capital (to risk-weighted assets)	178,034	22.13	64,355	8.00		80,444		10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At June 30, 2014, the Bank exceeded all requirements for the well capitalized category.

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

The Company is within Board policy limits for the -100 and +100 scenarios. The company is slightly outside of Board policy limits for the +200 and +300 scenarios as noted in the below commentary. The table below shows the results of the scenarios as of June 30, 2014:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-2.1%	-5.0%	-10.1%	-15.3%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%

The EAR analysis reported at June 30, 2014, shows that more liabilities (primarily the overnight federal funds purchased) than assets will reprice over the modeled one-year period.

The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing.  Interest rate risk (“IRR”) is a snapshot in time. The Company’s IRR results vary depending on which day of the week this snapshot is taken. IRR was negatively affected because the fiscal 2014 third quarter ended on a Monday, which, due to payroll processing timing in concert with typical weekend activity, tend to necessitate a higher than average amount of overnight federal funds purchased which are typically paid down throughout the week.  For perspective, the amount of federal funds purchased on Monday, June 30th, was well over $130 million higher than the average amount of federal funds purchased throughout the previous business week. Management and the Board are aware and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and anticipated an outcome where the Company may temporarily be slightly outside of Board policy limits.  Management and the Board are comfortable with the Company’s current IRR position.  Management is currently assessing options to mitigate the effect of certain weekly borrowing volatility and has several viable options it may pursue.

The following table shows the income sensitivity of selected assets and liabilities to changes in market interest rates (dollars in thousands).

			Change in Interest Income/Expense
		% of	for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramnp
Basis Point Change Scenario	Assets	Assets	-100	Base	+100	+200	+300
Total Loans	471,747	25.7%	21,509	22,257	23,038	23,939	24,872
Total Investments (non-TEY) and other Earning Assets	1,362,554	74.3%	25,131	26,009	27,295	28,456	29,595
Total Interest-Sensitive Income	1,834,301	100.0%	46,640	48,266	50,333	52,395	54,467
Total Interest-Bearing Deposits	223,046	37.3%	644	863	1,676	2,541	3,461
Total Borrowings	375,478	62.7%	1,089	1,548	5,080	8,612	12,145
Total Interest-Sensitive Expense	598,524	100.0%	1,733	2,411	6,756	11,153	15,606

The Company believes that its growing portfolio of non-interest bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less increase expected relative to other banks.  The Company continues to execute its investment strategy of primarily purchasing NBQ municipal bonds and agency MBS, however, the bank reviews opportunities to add diverse, high quality securities at attractive relative rates when opportunities present themselves.  The NBQ municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation for NBQ municipal bonds uses the Company’s cost of funds as one of its components.  With the Company’s large volume of non-interest bearing deposits, the tax equivalent yield for these NBQ municipal bonds is higher than a similar term investment in other investment categories of similar risk and higher than most other banks can realize on the same instruments.

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

The Company is within Board policy limits for all basis point scenarios. The table below shows the results of the scenario as of June 30, 2014:

Economic Value Sensitivity

	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-4.7%	-1.0%	-4.2%	-8.8%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%

The EVE at risk reported at June 30, 2014, shows that as interest rates increase immediately, the economic value of equity position will decrease, since the amount of assets is greater than the amount of liabilities.

The following table details the economic value sensitivity to changes in market interest rates at June 30, 2014, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that, in a +100, +200, and +300 higher rate scenario, total assets are less sensitive than total liabilities.  Investments contribute to sensitivity, largely due to fixed rate securities investments.  Day of the week timing, as discussed previously, also contributes to sensitivity.  This sensitivity is offset by the non-interest bearing deposits.

			Change in Economic Value
		% of	for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramnp
Basis Point Change Scenario	Value	Assets	-100	+100	+200	+300
Total Loans	471,747	24.6%	2.3%	-3.1%	-6.0%	-8.8%
Total Investments (non-TEY) and other Earning Assets	1,334,620	69.5%	4.0%	-4.5%	-9.0%	-13.4%
Other Assets	113,716	5.9%	0.0%	0.0%	0.0%	0.0%
Assets	1,920,083	100.0%	3.3%	-3.9%	-7.7%	-11.4%
Interest-Bearing Deposits	223,046	12.8%	1.8%	-1.6%	-3.1%	-4.3%
Non-Interest Bearing Deposits	1,129,431	64.5%	7.2%	-6.7%	-12.7%	-18.1%
Total Borrowings and Other Liabilities	397,496	22.7%	0.1%	-0.1%	-0.3%	-0.4%
Liabilities	1,749,973	100.0%	4.7%	-4.4%	-8.3%	-11.9%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Following is the restated text of two risk factors with changes that have occurred since our publication of risk factors in our 2013 Form 10-K. There have been no material changes from the risk factors disclosed in our 2013 Form 10-K as supplemented in our Form 10-Q for the period ended June 30, 2014, other than as discussed below.

Our most recent Community Reinvestment Act (“CRA”) rating was an upgrade to “Satisfactory.”  A less than “Satisfactory” CRA rating could have a negative effect on the OCC’s review of certain banking applications.

Under the CRA, the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate income neighborhoods.  In the Bank’s most recent CRA examination dated February 13, 2014, the Bank received an overall rating of “Satisfactory.”  If the bank were to receive a future CRA rating of less than “Satisfactory,” the CRA requires the OCC to take such rating into account in considering an application for any of the following:  (i) the establishment of a domestic branch; (ii) the relocation of its main office or of a branch; (iii) the merger or consolidation with or acquisition of assets or assumption of liabilities of an insured depository institution; or (iv) the conversion of the Bank to a national charter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures - Not Applicable

Item 5.	Other Information – Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. In the Bank’s most recent CRA examination dated February 13, 2014, the Bank received an overall rating of “Satisfactory.” In the Bank’s prior CRA examination dated January 24, 2011, the Bank received a “Needs to Improve” rating.

Item 6.	Exhibits

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: August 5, 2014	By: /s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: August 5, 2014	By: /s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document