Form 10-K
period 2014-09-30
META FINANCIAL GROUP INC
filed 2014-12-12
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company.  (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non‑accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☐ NO ☒

As of March 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Market as of such date, was $245.9 million.

As of December 8, 2014, there were outstanding 6,193,879 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2015.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning.  You should read statements that contain these words carefully because they discuss our future expectations or state other “forward‑looking” information.  These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company’s employees.  The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; the ability of the Bank to successfully integrate the operations of AFS/IBEX Financial Services Inc. (“AFS/IBEX”) the scope of restrictions and compliance requirements imposed by the Consent Order entered into by the Company with the Federal Reserve and any other such actions which may be initiated; the impact of changes in financial services laws and regulations, including but not limited to our relationship with our primary regulators, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

The Bank, a wholly-owned full-service banking subsidiary of Meta Financial, is both a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company providing services on a nationwide basis, as further described below.  The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, and consumer and commercial operating loans primarily in the Bank’s market areas.  The Bank also purchases loan participations from time to time from other financial institutions, but presently at a lower level compared to prior years, as well as mortgage-backed securities and other investments permissible under applicable regulations.

In addition to its community-oriented lending and deposit gathering activities, the Bank’s MPS division issues prepaid cards, designs innovative consumer credit products, sponsors Automatic Teller Machines (“ATMs”) into various debit networks, and offers other payment industry products and services.  Through its activities, MPS generates both fee income and low- and no-cost deposits for the Bank.  As noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K, MPS continues to expand and to play a very significant role in the Company’s financial performance.

Most recently, the Bank purchased substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services Inc., (“AFS/IBEX”) an insurance premium financing company.  The transaction closed on December 2, 2014.  The transaction has diversified the Company’s business and further expands its loan portfolio.  The Company’s revenues are derived primarily from interest on commercial and residential mortgage loans, mortgage-backed securities and other investments, fees generated through the activities of MPS, consumer loans, agricultural operating loans, commercial operating loans, income from service charges, loan origination fees, and loan servicing fee income.

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

Market Areas

The Bank has four market areas:  Northwest Iowa (“NWI”), Brookings, Central Iowa (“CI”), and Sioux Empire (“SE”) and the MPS division, and the AFS/IBEX division.  The Bank’s home office is located at 121 East Fifth Street in Storm Lake, Iowa.  NWI operates two offices in Storm Lake, Iowa.  Brookings operates one office in Brookings, South Dakota.  CI operates a total of five offices in Iowa:  Des Moines (3), West Des Moines and Urbandale.  SE operates three offices and one administrative office in Sioux Falls, SD.  MPS, which offers prepaid cards and other payment industry products and services nationwide, operates out of Sioux Falls, South Dakota.  See “Meta Payment Systems® Division.”

The Bank has a total of eleven full-service branch offices, one non-retail service branch in Memphis, Tennessee, and two agency offices, one in Texas and one in California.

The Company’s primary commercial banking market area includes the Iowa counties of Buena Vista, Dallas and Polk, and the South Dakota counties of Brookings, Lincoln, Minnehaha and Moody.  South Dakota ranks 11th and Iowa 12th in “The Best States for Business and Careers” (Forbes.com, September 2013).  Iowa has low corporate income and franchise taxes.  South Dakota has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

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

Des Moines, Iowa’s capital, is located in central Iowa and is the political, economic and cultural capital of the state.  Des Moines was ranked 2nd in “The Best Places for Business and Careers” (Forbes.com, July 2014).  The Des Moines market area encompasses Polk County and surrounding counties.  The Bank’s Central Iowa main office is located in the heart of downtown Des Moines.  The Urbandale office is in a high growth area just off I-80 at the intersection of two major streets.  The West Des Moines office operates near a high-traffic intersection, across from a major shopping mall.  The Ingersoll office is located near the heart of Des Moines, on a major thoroughfare, in a densely populated area.  The Highland Park facility is located in a historical district approximately five minutes north of downtown Des Moines.  The Des Moines metro area is a center of insurance, printing, finance, retail and wholesale trades as well as industry, providing a diverse economic base.  Major employers include Principal Life Insurance Company, Iowa Health – Des Moines, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., City of Des Moines, United Parcel Service, Nationwide Mutual Insurance Co., Pioneer Hi Bred International Inc., and Wells Fargo.  Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University, Grand View College, AIB College of Business, and Upper Iowa University.  The unemployment rate in the Des Moines metro area was 4.1% as of September 2014.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis.  The Sioux Falls market area encompasses Minnehaha and Lincoln counties.  The main branch is located at the high growth area of 57th and Western.  Other branches are located at 33rd and Minnesota and the intersection of 12th and Elmwood.  On Forbes’ July 2014 list of “The Best Small Places for Business and Careers,” Sioux Falls ranked 5th among the best small cities.  Major employers in the area include Sanford Health, Avera McKennan Hospital and Health system, John Morrell & Company, Citibank (South Dakota) NA, Sioux Falls School District 49-5, Wells Fargo Bank, and Hy-Vee Food Stores.  Sioux Falls is home to Augustana College and The University of Sioux Falls.  The unemployment rate in Sioux Falls was 2.7% as of September 2014.

Several of the Company’s market areas are dependent on agriculture and agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years.  Low loss rates are primarily due to higher than average livestock prices and strong crop yields over the last few years, offset by lower grain prices in 2014.  Overall, these factors have created positive economic conditions for most farmers in our markets during this time period.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience. Management believes that various levels of rain and wet weather conditions within our markets have the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, management believes the economic environment may also negatively impact consumers’ repayment capacities.

Lending Activities

General.  The Company originates both fixed-rate and adjustable-rate (“ARM”) residential mortgage loans in response to consumer demand.  At September 30, 2014, the Company had $417.3 million in fixed-rate loans, and $81.9 million in ARM loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K for further information on Asset/Liability Management.

In addition, the Company has more recently focused its lending activities on the origination of commercial and multi-family real estate loans, agricultural-related loans and commercial operating loans. The Company also continues to originate one-to-four family mortgage loans and consumer loans.  The Company originates most of its loans in its primary market area.  At September 30, 2014, the Company’s net loan portfolio totaled $493.0 million, or 24.0% of the Company’s total assets, as compared to $380.4 million, or 22.4% at September 30, 2013. The Company recently entered the insurance premium finance lending business through its purchase of substantially all the commercial lending portfolio and related assets of AFS/IBEX.

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

At September 30, 2014, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $25.6 million.  The Company had 24 other lending relationships in excess of $4.9 million as of September 30, 2014.  At September 30, 2014, two of these relationships had loans totaling $10.9 million which were classified as substandard.  See “Non-Performing Assets, Other Loans of Concern, and Classified Assets.”

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.  In general, for the fiscal year ended September 30, 2014, the amounts in all categories of loans discussed below, except consumer loans, increased over levels from the prior fiscal year.

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
1-4 Family	$116,395	23.3%	$82,287	21.4%	$49,134	14.9%	$34,128	10.7%	$40,454	10.9%
Commercial & Multi-Family	224,302	44.9%	192,786	50.1%	191,905	57.9%	194,414	60.9%	204,820	55.1%
Agricultural	56,071	11.3%	29,552	7.7%	19,861	6.0%	20,320	6.4%	25,895	7.0%
Total Real Estate Loans	396,768	79.5%	304,625	79.2%	260,900	78.8%	248,862	78.0%	271,169	73.0%

Other Loans:
Consumer Loans:
Home Equity	15,116	3.0%	13,799	3.6%	13,299	4.0%	14,835	4.6%	16,897	4.5%
Automobile	671	0.1%	658	0.1%	792	0.2%	794	0.2%	737	0.2%
Other (1)	13,542	2.7%	15,857	4.1%	18,747	5.7%	18,769	5.9%	30,479	8.2%
Total Consumer Loans	29,329	5.8%	30,314	7.8%	32,838	9.9%	34,398	10.7%	48,113	12.9%

Agricultural Operating	42,258	8.5%	33,750	8.8%	20,981	6.3%	21,200	6.6%	32,528	8.8%
Commercial Operating	30,846	6.2%	16,264	4.2%	16,452	5.0%	14,955	4.7%	19,709	5.3%

Total Other Loans	102,433	20.5%	80,328	20.8%	70,271	21.2%	70,553	22.0%	100,350	27.0%
Total Loans	499,201	100.0%	384,953	100.0%	331,171	100.0%	319,415	100.0%	371,519	100.0%

Less:
Deferred Fees and Discounts	797		595		219		79		240
Allowance for Loan Losses	5,397		3,930		3,971		4,926		5,234

Total Loans Receivable, Net	$493,007		$380,428		$326,981		$314,410		$366,045

(1)	Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.

	September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate:
1-4 Family	$105,870	21.2%	$75,477	19.6%	$44,045	13.3%	$30,410	9.5%	$34,513	9.3%
Commercial & Multi-Family	203,840	40.8%	173,373	45.1%	162,552	49.1%	155,786	48.8%	163,843	44.0%
Agricultural	49,643	10.0%	22,433	5.8%	15,399	4.6%	16,416	5.1%	16,937	4.6%
Total Fixed-Rate Real Estate Loans	359,353	72.0%	271,283	70.5%	221,996	67.0%	202,612	63.4%	215,293	57.9%
Consumer	19,279	3.9%	20,129	5.2%	20,322	6.1%	15,494	4.9%	19,066	5.1%
Agricultural Operating	24,991	5.0%	23,137	6.0%	10,627	3.2%	12,570	3.9%	22,490	6.0%
Commercial Operating	13,659	2.7%	8,070	2.1%	6,818	2.1%	7,138	2.3%	11,147	3.1%
Total Fixed-Rate Loans	417,282	83.6%	322,619	83.8%	259,763	78.4%	237,814	74.5%	267,996	72.1%

Adjustable Rate Loans:
Real Estate:
1-4 Family	10,525	2.1%	6,810	1.8%	5,089	1.5%	3,718	1.2%	5,941	1.6%
Commercial & Multi-Family	20,461	4.1%	19,413	5.0%	29,353	8.9%	38,628	12.1%	40,977	11.0%
Agricultural	6,429	1.3%	7,119	1.9%	4,462	1.4%	3,904	1.2%	8,958	2.5%
Total Adjustable Real Estate Loans	37,415	7.5%	33,342	8.7%	38,904	11.8%	46,250	14.5%	55,876	15.1%
Consumer	10,050	2.0%	10,185	2.6%	12,516	3.8%	18,904	5.9%	29,047	7.8%
Agricultural Operating	17,267	3.5%	10,613	2.8%	10,354	3.1%	8,630	2.7%	10,038	2.7%
Commercial Operating	17,187	3.4%	8,194	2.1%	9,634	2.9%	7,817	2.4%	8,562	2.3%
Total Adjustable Loans	81,919	16.4%	62,334	16.2%	71,408	21.6%	81,601	25.5%	103,523	27.9%
Total Loans	499,201	100.0%	384,953	100.0%	331,171	100.0%	319,415	100.0%	371,519	100.0%

Less:
Deferred Fees and Discounts	797		595		219		79		240
Allowance for Loan Losses	5,397		3,930		3,971		4,926		5,234

Total Loans Receivable, Net	$493,007		$380,428		$326,981		$314,410		$366,045

The following table illustrates the maturity analysis of the Company’s loan portfolio at September 30, 2014.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third party sources.

	Real Estate (1)		Consumer		Commercial Operating		Agricultural Operating		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due in one year or less (2)	$17,434	5.69%	$13,098	0.53%	$7,252	4.75%	$32,975	4.27%	$70,759	3.97%
Due after one year through five years	143,683	4.52%	14,112	4.94%	20,490	4.53%	$4,943	4.37%	183,228	4.55%
Due after five years	235,651	4.35%	2,119	5.46%	3,104	4.10%	$4,340	4.63%	245,214	4.36%
Total	$396,768		$29,329		$30,846		$42,258		$499,201

(1)	Includes one-to-four family, multi-family, commercial and agricultural real estate loans.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One-to-Four Family Residential Mortgage Lending.  One-to-four family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  At September 30, 2014, the Company’s one-to-four family residential mortgage loan portfolio totaled $116.4 million, or 23.3% of the Company’s total loans.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2014, the average outstanding principal balance of a one-to-four family residential mortgage loan was approximately $140,000.  At September 30, 2014, $0.3 million, or 0.2% of the Company’s one-to-four family residential mortgage loans, were non-performing.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction.  During the year ended September 30, 2014, the Company originated $12.4 million of ARM loans and $53.3 million of fixed-rate loans secured by one-to-four family residential real estate.  The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one-to-four family residential mortgage loans with terms up to a maximum of 30-years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan‑to‑value level, unless the loan is insured by the Federal Housing Administration, guaranteed by Veterans Affairs or guaranteed by the Rural Housing Administration.  Residential loans generally do not include prepayment penalties.

The Company currently offers five and ten year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as the Company’s cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into fixed rate loans.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed-rate residential loans.  The current low mortgage interest rate environment makes ARM loans relatively unattractive and very few are originated.

Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market, i.e., Fannie Mae, Ginnie Mae, and Freddie Mac standards.  The Company typically holds all fixed-rate mortgage loans and does not engage in secondary market sales.  Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.

In underwriting one-to-four family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Properties securing real estate loans made by the Company are appraised by independent appraisers approved by the Board of Directors.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.  The Company has not engaged in sub-prime residential mortgage originations.

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and, in order to supplement its loan portfolio, has purchased whole loan and participation interests in loans from other financial institutions.  At September 30, 2014, the Company’s commercial and multi-family real estate loan portfolio totaled $224.3 million, or 44.9% of the Company’s total loans.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  The Company did not purchase any commercial and multi-family real estate loans during fiscal 2014.  The Company purchased $4.7 million and $7.7 million, of such loans during fiscal 2013 and 2012, respectively.  At September 30, 2014, $0.3 million, or 0.1% of the Company’s commercial and multi‑family real estate loans, were non-performing.  See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, and hotels.  Commercial and multi-family real estate loans generally are underwritten with terms not exceeding 20 years, have loan-to-value ratios of up to 80% of the appraised value of the security property, and are typically secured by personal guarantees of the borrowers.  The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio.  Commercial and multi-family real estate loans provide for a margin over a number of different indices.  In underwriting these loans, the Company analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

At September 30, 2014, the Company’s largest commercial and multi-family real estate loan was a $16.5 million loan secured by real estate.  At September 30, 2014, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $891,000.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one-to-four family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  At September 30, 2014, the Bank’s nonresidential real estate loans totaled 116% of risk-based capital.

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm related products.  At September 30, 2014, the Company had agricultural real estate loans secured by farmland of $56.1 million or 11.3% of the Company’s total loans.  At the same date, $42.3 million, or 8.5% of the Company’s total loans consisted of secured loans related to agricultural operations.  Agricultural-related lending constituted 19.7% of total loans.

Agricultural operating loans are originated at either an adjustable or fixed-rate of interest for up to a one year term or, in the case of livestock, upon sale.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year.  Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.  At September 30, 2014, the average outstanding principal balance of an agricultural operating loan held by the Company was $179,000.  At September 30, 2014, $0.3 million, or 0.8% of the Company’s agricultural operating loans, were non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first five to ten years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of 20 to 25 years.  Fixed-rate agricultural real estate loans generally have terms up to ten years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.  At September 30, 2014, none of the Company’s agricultural real estate loans were non-performing.

Agricultural lending affords the Company the opportunity to earn yields higher than those obtainable on one-to-four family residential lending.  Agricultural lending involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amount.  In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized.  The success of the loan may also be affected by many factors outside the control of the borrower.

Weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral.  This risk can be reduced by the farmer with a variety of insurance coverages which can help to ensure loan repayment.  Government support programs and the Company generally require that farmers procure crop insurance coverage.  Grain and livestock prices also present a risk as prices may decline prior to sale, resulting in a failure to cover production costs.  These risks may be reduced by the farmer with the use of futures contracts or options to mitigate price risk.  The Company frequently requires borrowers to use futures contracts or options to reduce price risk and help ensure loan repayment.  Another risk is the uncertainty of government programs and other regulations.  During periods of low commodity prices, the income from government programs can be a significant source of cash for the borrower to make loan payments, and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.  Finally, many farms are dependent on a limited number of key individuals upon whose injury or death may result in an inability to successfully operate the farm.

Consumer Lending.  The Company, through the auspices of its “Retail Bank” (generally referring to the Company’s operations in our four market areas discussed above), originates a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.  At September 30, 2014, the Retail Bank’s consumer loan portfolio totaled $17.4 million, or 3.5% of its total loans.  Of the consumer loan portfolio at September 30, 2014, $8.3 million were short- and intermediate-term, fixed-rate loans, while $9.1 million were adjustable-rate loans.

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

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2014, none of the Bank’s consumer loans were non-performing.

Consumer Lending - MPS.  MPS has a loan committee, known as the MPS Credit Committee, consisting of members of Executive Management of the Company.  The committee is charged with monitoring, evaluating, and reporting portfolio performance and the overall credit risk posed by its credit products. All proposed credit programs must first be reviewed and approved by the committee before such programs are presented to the Bank’s Board of Directors for approval.  The Board of Directors of the Bank is ultimately responsible for final approval of any credit program.

At September 30, 2014, the Bank’s MPS consumer loan portfolio totaled $11.9 million, or 2.4% of total loans.  Of the MPS consumer loan portfolio at September 30, 2014, $10.9 million were short-term, fixed-rate loans, while $1.0 million were adjustable-rate loans.

The Company believes that well-managed, nationwide credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and affords the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns.  Therefore, MPS designs and administers certain credit programs that seek to accomplish these objectives.

MPS strives to offer consumers innovative payment products, including credit products.  Most credit products have fallen into the category of portfolio lending.  MPS continues to work on new alternative portfolio lending products striving to serve its core customer base and provide unique and innovative lending solutions to the unbanked and under-banked segment.

A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that requires the Bank to be indemnified for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Therefore, MPS has strived to employ policies, procedures, and information systems that it believes commensurate with the added risk and exposure.

The Company recognizes concentrations of credit may naturally occur and may take the form of a large volume of related loans to an individual, a specific industry, a geographic location, or an occupation.  Credit concentration is a direct, indirect, or contingent obligation that has a common bond where the aggregate exposure equals or exceeds a certain percentage of the Bank’s Tier 1 Capital plus the Allowance for Loan Losses. The MPS Credit Committee monitors and identifies the credit concentrations in accordance with the Bank’s concentration policy and evaluates the specific nature of each concentration to determine the potential risk to the Bank.  An evaluation includes the following:

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

Commercial Operating Lending.  The Company also originates commercial operating loans.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.  At September 30, 2014, $30.8 million, or 6.2% of the Company’s total loans, were comprised of commercial operating loans.

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

The largest commercial operating exposure outstanding at September 30, 2014, was $6.7 million in loan relationships secured by assets of the borrower.  At September 30, 2014, the average outstanding principal balance of a commercial operating loan held by the Company was approximately $127,000.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial operating loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial operating loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At September 30, 2014, none of the Company’s commercial operating loans were non-performing.

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

The Company, from time to time, sells whole loans and loan participations, generally without recourse.  At September 30, 2014, there were no loans outstanding sold with recourse.  When loans are sold, the Company sometimes retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $22.5 million at September 30, 2014, of which $5.9 million were sold to Fannie Mae and $16.6 million were sold to others.

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

The following table shows the loan originations (including draws, loan renewals, undisbursed portions of loans in process and allowance for loan loss activity), purchases, and sales and repayment activities of the Company for the periods indicated.

	Years Ended September 30,
	2014	2013	2012
Originations by Type:	(Dollars in Thousands)
Adjustable Rate:
1-4 Family Real Estate	$12,412	$11,856	$5,244
Commercial and Multi-Family Real Estate	9,704	8,603	12,410
Agricultural Real Estate	1,130	4,282	2,503
Consumer	6	22	2,360
Commercial Operating	38,448	28,024	29,185
Agricultural Operating	23,492	23,895	40,085
Total Adjustable Rate	85,192	76,682	91,787

Fixed Rate:
1-4 Family Real Estate	53,251	54,861	41,397
Commercial and Multi-Family Real Estate	94,868	63,990	67,461
Agricultural Real Estate	35,713	13,144	2,705
Consumer	157,776	147,496	779,233
Commercial Operating	13,985	5,427	6,493
Agricultural Operating	31,628	32,510	39,286
Total Fixed-Rate	387,221	317,428	936,575
Total Loans Originated	472,413	394,110	1,028,362

Purchases:
Commercial and Multi-Family Real Estate	-	706	7,697
Agricultural Operating	343	3,313	-
Total Loans Purchased	343	4,019	7,697

Sales and Repayments:
Sales:
Commercial and Multi-Family Real Estate	11,665	7,140	-
Consumer	12,144	12,782	638,025
Agricultural Operating	82	-	-
Total Loan Sales	23,891	19,922	638,025

Repayments:
Loan Principal Repayments	334,616	324,424	386,278
Total Principal Repayments	334,616	324,424	386,278
Total Reductions	358,507	344,346	1,024,303

(Decrease) Increase in Other Items, Net	(1,670)	(336)	815
Net Increase (decrease)	$112,579	$53,447	$12,571

At September 30, 2014, approximately $9.7 million, or 2.0%, of the Company’s loan portfolio consisted of purchased loans.  The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse effects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.
At September 30, 2014, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows:  1% each in Oregon and North Dakota.

As of September 30, 2012, the Company no longer participated in sponsorship loan programs through its MPS division, thus reducing consumer loan originations.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at September 30, 2014.

	Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
	Number	Amount	Percent of Category	Number	Amount	Percent of Category	Number	Amount	Percent of Category

				(Dollars in Thousands)
Real Estate:
1-4 Family	4	$111	98.2%	1	$37	76.0%	1	$245	38.3%
Commercial & Multi-Family	-	-	0.0%	-	-	0.0%	-	-	0.0%
Agricultural	-	-	0.0%	-	-	0.0%	-	-	0.0%
Consumer	1	2	1.8%	1	12	24.0%	3	54	8.4%
Agricultural Operating	-	-	0.0%	-	-	0.0%	1	340	53.3%
Commercial Operating	-	-	0.0%	-	-	0.0%	-	-	0.0%
Total	5	$113	100.0%	2	$49	100.0%	5	$639	100.0%

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

The table below sets forth the amounts and categories of the Company’s non-performing assets.
		At September 30,
	2014	2013	2012	2011	2010
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$281	$245	$307	$85	$39
Commercial & Multi-Family Real Estate	312	427	1,423	13,025	4,137
Agricultural Real Estate	-	-	-	-	2,650
Agricultural Operating	340	-	-	-	400
Commercial Operating	-	7	18	30	241
Total	933	679	1,748	13,140	7,467

Accruing Loans Delinquent 90 Days or More:
1-4 Family Real Estate	-	-	-	-	404
Commercial & Multi-Family Real Estate	-	-	-	-	257
Consumer	54	13	63	24	124
Total	54	13	63	24	785

Restructured Loans:
1-4 Family	-	-	-	42	-
Total	-	-	-	42	-

Total Non-Performing Loans	987	692	1,811	13,206	8,252

Other Assets

Non-Accruing Investments:
Trust Preferred Securities	-	-	-	-	150
Total	-	-	-	-	150

Foreclosed Assets:
1-4 Family Real Estate	-	-	9	451	143
Commercial & Multi-Family Real Estate	15	116	827	181	606
Agricultural Real Estate	-	-	-	2,020	-
Commercial Operating	-	-	2	19	546
Total	15	116	838	2,671	1,295

Total Other Assets	15	116	838	2,671	1,445

Total Non-Performing Assets	$1,002	$808	$2,649	$15,877	$9,697
Total as a Percentage of Total Assets	0.05%	0.05%	0.16%	1.24%	0.94%

For the year ended September 30, 2014, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $152,000, of which none was included in interest income.

Non-Accruing Loans.  At September 30, 2014, the Company had $0.9 million in non-accruing loans, which constituted 0.2% of the Company’s gross loan portfolio, or less than 0.1% of total assets.  At September 30, 2013, the Company had $0.7 million in non-accruing loans which constituted 0.2% of its gross loan portfolio, or 0.1% of total assets.  The fiscal 2014 increase in non-performing loans primarily relates to an increase in non-accruing loans in the agricultural operating category of $0.3 million.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2014, the Company had $54,000 in accruing loans delinquent 90 days or more.

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by our primary regulator, the OCC, to be of lesser quality as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

On the basis of management’s review of its classified assets, at September 30, 2014, the Company had classified loans of $12.9 million as substandard, none as doubtful or loss, and $15,000 as real estate owned or other foreclosed assets.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management.  Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an appropriate loan loss allowance.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  While the current economic environment is still slightly strained, it has begun to show signs of improvement in Meta Financial’s markets.  Meta Financial’s loss rates over the past three years were very low.  Notwithstanding these signs of improvement, Meta Financial does not believe it is likely these low loss conditions will continue indefinitely.  All of Meta Financial’s markets indirectly benefit from the strong current agricultural market.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years primarily due to higher commodity prices as well as above average yields which have created positive economic conditions for most farmers in our markets.  Management expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of rain and wet weather conditions within our markets has the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.  In addition, crop prices have recently declined, which could cause a strain in the agriculture markets.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2014, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Balance at Beginning of Period	$3,930	$3,971	$4,926	$5,234	$6,993

Charge Offs:
1-4 Family Real Estate	-	(25)	(3)	(229)	(185)
Commercial & Multi-Family Real Estate	-	(194)	(2,094)	(61)	(6,979)
Consumer	-	(1)	(6)	(774)	(12,139)
Commercial Operating	-	-	-	(43)	(102)
Agricultural Operating	(50)	-	-	-	-
Total Charge Offs	(50)	(220)	(2,103)	(1,107)	(19,405)
Recoveries:
1-4 Family Real Estate	2	2	1	-	1
Commercial & Multi-Family Real Estate	347	113	40	102	-
Consumer	-	1	4	419	1,242
Commercial Operating	18	63	4	-	402
Agricultural Operating	-	-	50	-	210
Total Recoveries	367	179	99	521	1,855

Net Charge Offs	317	(41)	(2,004)	(586)	(17,550)
Provision Charged to Expense	1,150	-	1,049	278	15,791
Balance at End of Period	$5,397	$3,930	$3,971	$4,926	$5,234

Ratio of Net Charge Offs During the Period to
Average Loans Outstanding During the Period	-0.07%	0.01%	0.61%	0.17%	4.36%

Ratio of Net Charge Offs During the Period to
Non-Performing Assets at Year End	-31.66%	5.07%	75.65%	3.69%	180.98%

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
			(Dollars in Thousands)

1-4 Family Real Estate	$552	23.3%	$333	21.4%	$193	14.8%	$165	10.7%	$50	11.0%
Commercial & Multi-Family Real Estate	1,575	44.9%	1,937	50.1%	3,113	58.0%	3,901	60.9%	3,053	55.1%
Agricultural Real Estate	263	11.2%	112	7.6%	1	6.0%	-	6.3%	111	7.0%
Consumer	78	5.9%	74	7.9%	3	9.9%	16	10.8%	738	12.9%
Agricultural Operating	719	8.5%	267	8.8%	-	6.3%	67	6.6%	125	8.7%
Commercial Operating	93	6.2%	49	4.2%	49	5.0%	36	4.7%	131	5.3%
Unallocated	2,117	-	1,158	-	612	-	741	-	1,026	-
Total	$5,397	100.0%	$3,930	100.0%	$3,971	100.0%	$4,926	100.0%	$5,234	100.0%

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

On May 6, 2013, the Company reclassified approximately $284.3 million from the available-for-sale category to the held-to-maturity category.  The reclassification resulted in the recording of an unrealized gain of $2.1 million which has been segregated within accumulated other comprehensive income and is being amortized through maturity.  For additional information regarding the Company’s investment and mortgage-backed securities portfolios, see Notes 1 and 3 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As of September 30, 2014, investment and mortgage-backed securities with fair values of approximately $422.9 million, $149.4 million and $36.4 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances, and collateral for securities sold under agreements to repurchase, respectively.  For additional information regarding the Company’s collateralization of borrowings, see Notes 8 and 9 to the “Notes to Consolidated Financial Statement,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Securities.  It is the Company’s general policy to purchase investment securities which are U.S. Government securities, U.S. Government agency and instrumentality securities, state and local government obligations, commercial paper, corporate debt securities and overnight federal funds.

Beginning in June 2012, the Company began executing a strategy designed to diversify the Bank’s investment securities portfolio.  This strategy involved purchasing other investments, primarily non-bank qualified municipal bond securities.  The Company believes this diversification reduces the risk in the portfolio by spreading its investable dollars among a broader range of investment types and takes advantage of the Company’s innovative funding structure.  As of September 30, 2014, the Company had total investment securities, excluding mortgage-backed securities, with an amortized cost of $697.6 million compared to $531.2 million as of September 30, 2013.

The largest portion of this investment strategy involves the purchase of non-bank qualified obligations of political subdivisions.  These bonds are issued in larger denominations than bank qualified obligations of political subdivisions, which allows for the purchase of larger blocks.  These larger blocks of municipal bonds are typically issued in larger denominations by well-known issuers, and in turn, are more liquid and salable, which helps reduce price risk.  These municipal bonds are tax-exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation uses the Company’s cost of funds as one of its components.  With this cost of funds being low due to the volume of interest-free deposits generated by the MPS division, the tax equivalent yield for these bonds is higher than a similar term investment in other investment categories.

As of September 30, 2014, the Company had obligations of states and political subdivisions of $580.5 million, representing 83.5% of total investment securities, excluding mortgage‑backed securities.  This amount is spread amongst 45 states, with Texas being the only state with a concentration higher than 10% of the total at approximately 11%.  The Company intentionally has no direct municipal bond exposure in California or Puerto Rico.  Management believes this geographical diversification lessens the credit risk associated with these investments.  The Company also monitors concentrations of the ultimate borrower and exposure to counties within each state to further enhance diversification.

The following table sets forth the carrying value of the Company’s investment securities portfolio, excluding mortgage-backed securities and other equity securities, at the dates indicated.

	At September 30,
	2014	2013	2012
	(Dollars in Thousands)

Investment Securities AFS
Trust preferred and corporate securities (1)	$46,929	$48,784	$65,497
Asset backed securities	-	-	41,324
Agency and instrumentality securities	-	-	39,467
Small business administration securities	67,012	10,581	19,914
Obligations of states and political subdivisions	-	1,727	13,153
Non-bank qualified obligations of states and political subdivisions	367,580	238,729	255,895
Common equities and mutual funds	825	-	-
Subtotal AFS	482,346	299,821	435,250

Investment Securities HTM
Agency and instrumentality securities	$-	$10,003	$-
Obligations of states and political subdivisions	19,304	19,549	-
Non-bank qualified obligations of states and political subdivisions(2)	193,595	181,547	-
Subtotal HTM	212,899	211,099	-

FHLB Stock	21,245	9,994	2,120

Total Investment Securities and FHLB Stock	$716,490	$520,914	$437,370

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and
Federal Funds Sold (3)	$9,084	$64,732	$128,056

(1)	Within the trust preferred securities presented above, there are no securities from individual issuers that exceed 5% of the Company’s total equity. The name and the aggregate market value of securities of each individual issuer as of September 30, 2014, are as follows: Key Corp Capital I, $4.4 million; PNC Capital Trust, $4.4 million; CoreStates Capital Trust $4.4 million; and Huntington Capital Trust II, $4.3 million.

(2)	Includes $2.6 million of taxable obligations of states and political subdivisions.

(3)	The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and other private institutions. At September 30, 2014, the Company had no interest bearing deposits held at the FHLB and $9.1 million in interest bearing deposits held at the FRB. At September 30, 2014, the Company had no federal funds sold at any private institution.

The composition and maturities of the Company’s investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2014
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)

Trust preferred and corporate securities	$3,048	$7,117	$18,954	$17,810	$48,747	$46,929
Small business administration securities	-	-	36,963	30,049	66,541	67,012
Non-bank qualified obligations of states and political subdivisions	-	2,962	229,781	134,837	368,897	367,580
Total Investment Securities AFS	$3,048	$10,079	$285,698	$182,696	$484,185	$481,521

Weighted Average Yield (1)	1.40%	0.83%	2.18%	2.06%	2.06%	2.10%

	September 30, 2014
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)

Obligations of states and political subdivisions	$347	$4,106	$9,144	$5,707	$19,304	$18,980
Non-bank qualified obligations of states and political subdivisions	-	620	82,388	110,587	193,595	192,160
Total Investment Securities HTM	$347	$4,726	$91,532	$116,294	$212,899	$211,140

Weighted Average Yield (1)	3.05%	1.88%	2.10%	2.59%	2.36%	2.42%

(1)	Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities.  The Company’s mortgage-backed and related securities portfolio consisted entirely of securities issued by U.S. government agencies or instrumentalities, including those of Ginnie Mae, Fannie Mae and Freddie Mac as of September 30, 2014.    The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass‑through mortgage-backed securities representing undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi‑family residential mortgages issued by these U.S. government agencies or instrumentalities.  Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

At September 30, 2014, the Company had a diverse portfolio of mortgage-backed securities with an amortized cost of $700.9 million, representing 95.5% of the total mortgage-backed portfolio, which had fixed rates of interest and $32.8 million, representing 4.5% of the total portfolio, which had adjustable rates of interest.  The Company held primarily seasoned 15 year, 20 year, and 30 year pass through and, to a lesser extent, various maturity delegated underwriting servicing (“DUS”) mortgage-backed securities. Coupons on these securities ranged from below 2% to 6%.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2014, $422.9 million or 58% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution and other underwriting risks inherent in the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.  The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions are adjusted as appropriate to update the Company’s mortgage-backed securities accounting and asset/liability reports.

The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	At September 30,
	2014	2013	2012
Available for Sale	(Dollars in Thousands)

Freddie Mac	$155,340	$82,189	$129,940
Fannie Mae	266,214	252,196	444,625
Fannie Mae DUS	194,663	224,379	80,946
Ginnie Mae	41,653	22,608	25,931
Total AFS	$657,870	$581,372	$681,442

	At September 30,
	2014	2013	2012
Held to Maturity	(Dollars in Thousands)

Fannie Mae	$70,034	$76,927	$-
Total HTM	$70,034	$76,927	$-

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2014.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments which typically lower the average life of these holdings.

	September 30, 2014
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)

Freddie Mac	$-	$-	$-	$155,340	$155,657	$155,340
Fannie Mae	-	-	-	266,214	264,698	266,214
Fannie Mae DUS	-	-	194,663	-	201,870	194,663
Ginnie Mae	-	-	-	41,653	41,465	41,653
Total Investment Securities	$-	$-	$194,663	$463,207	$663,690	$657,870

Weighted Average Yield	0.00%	0.00%	2.95%	2.24%	2.28%	2.45%

	September 30, 2014
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)

Fannie Mae	$-	$-	$-	$70,034	$70,034	$68,172
Total Investment Securities	$-	$-	$-	$70,034	$70,034	$68,172

Weighted Average Yield	0.00%	0.00%	0.00%	2.37%	2.37%	2.71%
At September 30, 2014, the contractual maturity of approximately 73% of the Company’s mortgage‑backed securities was in excess of ten years.  The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of mortgage-backed securities, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

Management has implemented a process to identify securities with potential credit impairment that are other-than-temporary.  This process involves evaluation of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, monitoring changes in value, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

For all securities considered temporarily impaired, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which may occur at maturity.  The Company believes it will collect all principal and interest due on all investments with amortized cost in excess of fair value and considered only temporarily impaired.

In fiscal 2014 and 2013, there were no other-than-temporary impairments recorded.

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

At September 30, 2014, $1.1 billion of the Company’s deposit portfolio was attributable to MPS.  The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $1.1 billion are included with non-interest-bearing checking accounts and $10.0 million are included with savings deposits on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not pay interest.  MPS originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification.  As such, historical results indicate, and management believes, the Company’s deposit portfolio attributable to MPS is stable.  The increase in deposits arising from MPS has allowed the Bank to reduce its reliance on higher costing certificates of deposits and public funds.

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2014	2013	2012
	(Dollars in Thousands)

Opening Balance	$1,315,283	$1,379,794	$1,141,620
Deposits	215,420,492	180,050,543	148,719,273
Withdrawals	(215,369,877)	(180,115,818)	(148,482,630)
Interest Credited	643	764	1,531

Ending Balance	$1,366,541	$1,315,283	$1,379,794

Net Increase (Decrease)	$51,258	$(64,511)	$238,174

Percent Increase (Decrease)	3.90%	-4.68%	20.86%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Non-Interest Bearing Checking	$1,126,715	82.45%	$1,086,258	82.59%	$1,181,299	85.61%
Interest Bearing Checking	37,188	2.72	31,181	2.37	33,094	2.40
Savings Deposits	27,610	2.02	26,229	1.99	26,053	1.89
Money Market Deposits	40,475	2.96	40,016	3.04	38,585	2.80

Total Non-Certificate Deposits	1,231,988	90.15	1,183,684	89.99	1,279,031	92.70

Time Certificates of Deposit:

Variable	202	0.01	211	0.02	218	0.02
0.00 - 1.99%	128,730	9.42	122,136	9.29	68,483	4.96
2.00 - 3.99%	5,621	0.41	8,839	0.67	28,694	2.08
4.00 - 5.99%	-	-	413	0.03	3,368	0.24
6.00 - 7.99%	-	-	-	-	-	-

Total Time Certificates of Deposits	134,553	9.85	131,599	10.01	100,763	7.30
Total Deposits	$1,366,541	100.00%	$1,315,283	100.00%	$1,379,794	100.00%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2014.

	Variable	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

December 31, 2014	38	59,171	1,464	-	-	60,673	45.1
March 31, 2015	52	31,428	867	-	-	32,347	24.0
June 30, 2015	13	9,166	970	-	-	10,149	7.5
September 30, 2015	47	2,702	160	-	-	2,909	2.2
December 31, 2015	24	7,479	1,441	-	-	8,944	6.6
March 31, 2016	28	1,000	189	-	-	1,217	0.9
June 30, 2016	-	4,296	180	-	-	4,476	3.3
September 30, 2016	-	765	319	-	-	1,084	0.8
December 31, 2016	-	1,744	21	-	-	1,765	1.3
March 31, 2017	-	673	10	-	-	683	0.5
June 30, 2017	-	5,098	-	-	-	5,098	3.8
September 30, 2017	-	304	-	-	-	304	0.2
Thereafter	-	4,904	-	-	-	4,904	3.6

Total	$202	$128,730	$5,621	$-	$-	$134,553	100.0%

Percent of total	0.2%	95.7%	4.2%	0.0%	0.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2014.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$15,247	$3,393	$8,832	$19,992	$47,464

Certificates of deposit of $100,000 or more	45,426	28,954	4,226	8,483	$87,089

Total certificates of deposit	$60,673	$32,347	$13,058	$28,475	$134,553

At September 30, 2014, there were $66.1 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2014, the Bank had $7.0 million of advances from the FHLB, $470.0 million of federal funds purchased and the ability to borrow up to an approximate additional $95.8 million.  The Company is able to pledge additional assets to expand its borrowing capability at the FHLB. At September 30, 2014, there were $7.0 million in advances that had maturities ranging up to approximately five years.

On July 16, 2001, the Company issued all of the 10,310 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities.  Distributions are paid semi‑annually.  Cumulative cash distributions are calculated at a variable rate of the London Interbank Offered Rate (“LIBOR”) plus 3.75%, not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions must be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi‑annual option to shorten the maturity date.  The option has not been exercised as of the date of this filing.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.  The trust preferred securities have been includable in the Company’s capital calculations since they were issued.  The preferential capital treatment of the Company’s trust preferred securities was grandfathered under the Dodd-Frank Act.

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2014, the Company had $10.4 million of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms.  These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities.  The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding.  The terms of the agreements have usually ranged from seven days to six months, but on occasion longer term agreements have been entered into.  At September 30, 2014, the Company had no wholesale repurchase agreements outstanding.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements and Subordinated Debentures for the periods indicated.

	September 30,
	2014	2013	2012
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$7,000	$7,000	$11,000
Repurchase agreements	33,999	19,901	27,617
Subordinated debentures	10,310	10,310	10,310
Overnight fed funds purchased	470,000	325,000	165,000

Average Balance:
FHLB advances	$7,000	$8,096	$11,000
Repurchase agreements	10,137	10,540	15,278
Subordinated debentures	10,310	10,310	10,310
Overnight fed funds purchased	186,153	129,825	34,579

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	September 30,
	2014	2013	2012
	(Dollars in Thousands)

FHLB advances	$7,000	$7,000	$11,000
Repurchase agreements	10,411	9,146	26,400
Subordinated debentures	10,310	10,310	10,310
Overnight fed funds purchased	470,000	190,000	-

Total borrowings	$497,721	$216,456	$47,710

Weighted average interest rate of FHLB advances	6.98%	6.98%	6.00%

Weighted average interest rate of repurchase agreements	0.52%	0.52%	0.51%

Weighted average interest rate of subordinated debentures	4.08%	4.15%	4.39%

Weighted average interest rate of overnight fed funds purchased	0.28%	0.54%	0.00%

Subsidiary Activities

The subsidiaries of the Company are the Bank and First Midwest Financial Capital Trust I.  On September 30, 2013, the Bank had one service corporation subsidiary, First Services Financial Limited (“First Services”).  At September 30, 2013, the net book value of the Bank’s investment in First Services was approximately $127,000.  The Bank organized First Services in 1983.  First Services had no active operations as of September 30, 2013, and was dissolved on December 3, 2013.

Meta Payment Systems® Division

Meta Financial, through the MPS division of the Bank, is focused on the electronic payments industry and offers a complement of prepaid cards, consumer credit products and other payment industry related products and services that are marketed to consumers through financial institutions and other commercial entities.  The products and services offered by MPS are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.  MPS offers specific product solutions in the following areas:  (i) prepaid cards, (ii) a consumer credit product, and (iii) ATM sponsorship.  MPS’ products and services generally target banks, card processors and third parties who market and distribute the cards.

Each line of MPS’ business is discussed generally below.  With respect to the lines of business, there is a significant amount of cross-selling and cross-utilization of personnel and resources (e.g., a client asks MPS to develop products for both prepaid and consumer credit needs).

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

Reloadable Cards.  The most common reloadable prepaid card programs are payroll cards, whereby an employee’s payroll is loaded to the card by their employer utilizing direct deposit.  General Purpose Reloadable (“GPR”) cards are usually distributed by retailers and can be reloaded an indefinite number of times at participating retail load networks.  Other examples of reloadable cards are travel cards which are used to replace travelers checks and can be reloaded a predetermined number of times as well as tax-related cards where a taxpayer’s refund is placed on the card.  Reloadable cards are generally open loop cards that consumers can use to obtain cash at ATMs or purchase goods and services wherever such cards are accepted for payment.

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

Benefit/Insurance Cards.  Benefit/insurance cards are traditionally used by employers and large commercial companies (such as property insurers) to distribute benefits to persons entitled to such funds.  Possible uses of benefit cards could be the distribution of money for qualified expenses related to an employer sponsored flexible spending account program (“FSA”) or the distribution of insurance claim proceeds to insureds who have made a payable claim against an existing insurance policy.  These cards are generally open loop or semi-closed loop as in the case of an FSA card that can only be used for qualified medical expenses.

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

MPS has strived to offer consumers innovative payment products, including credit products.  Most credit products have historically fallen into one of two general categories:  (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third party investors equipped to take the associated credit risk.  MPS’s sponsorship lending program is governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors.  MPS discontinued most sponsorship lending programs in fiscal year 2012 with only one still in existence.  A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.

ATM Sponsorship.  MPS sponsors ATM independent sales organizations (“ISOs”) into various networks and provides associated sponsorships of encryption support organizations and third party processors in support of the financial institutions and the ATM ISO sponsorships.  Sponsorship consists of the review and oversight of entities participating in debit and credit networks.  In certain instances, MPS also has certain leasehold interests in certain ATMs which require bank ownership and registration for compliance with applicable state law.

While the Company has adopted policies and procedures to manage and monitor the risks attendant to this line of business, and the executives who manage the Company’s program have years of experience, no guarantee can be made that the Company will not experience losses in the MPS division. See “- Regulation - Proposed Prepaid Payments Regulation”.

Regulation

The Company is broadly regulated as a savings and loan holding company by the Federal Reserve,  and is required to file reports with and otherwise comply with the rules and regulations of the Federal Reserve applicable to such companies. As a reporting company under the Securities Exchange Act of 1934, the Company is also required to file reports with the SEC and otherwise comply with federal securities laws.  The Bank is a federally chartered thrift institution that is subject to broad federal regulation and oversight extending to all of its operations by the OCC, its primary federal regulator, and by the FDIC as deposit insurer.  The Bank is also a member of the FHLB.  See “Risk Factors” which is included in Item 1A of this Annual Report on Form 10-K.

The legislative and regulatory enactments described below have had and are expected to continue to have a material impact upon the operations of the Company and the Bank.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).  In response to the national and international economic recession that began in 2007-2008 and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government took a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandated changes in several key areas:  regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  Importantly for the Bank, the Dodd-Frank Act also abolished the Office of Thrift Supervision (the “OTS”) on July 21, 2011, and transferred rulemaking authority and regulatory oversight to the OCC with respect to federal savings banks, such as the Bank, and to the Board of Governors of the Federal Reserve System with respect to savings and loan holding companies, such as the Company.  While the changes in the law required by the Dodd-Frank Act will most significantly have a major impact on large institutions, even relatively smaller institutions such as ours will be affected.

Pursuant to the Dodd-Frank Act, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “Bureau”).  The Bureau has consolidated rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank.  The Bureau will not, however, examine or supervise the Bank for compliance with such regulations; rather, based on the Bank’s size (less than $10 billion in assets), enforcement authority will remain with the OCC although the Bank may be required to submit reports or other materials to the Bureau upon its request.

The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing (known as the “Durbin Amendment”).  The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rule, interchange fees for debit card transactions were capped at $0.21 plus five basis points to be eligible for a “safe harbor” such that the fee is conclusively reasonable and proportionate.  Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain standards designed by the Federal Reserve are implemented including an annual review of fraud prevention policies and procedures.  It should be noted that these pricing determinations have been upheld by the appellate court but an appeal is currently requested by merchant groups that believe the permitted fee is too high; as of the date of this filing, the Supreme Court has not decided whether it will hear the merchants’ appeal.  With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.  Notably, the interchange fee restrictions in the Durbin Amendment do not apply to the Bank because debit card issuers with total worldwide assets of less than $10 billion are exempt.

The Dodd-Frank Act also included a provision that supplements the Federal Trade Commission Act’s prohibitions against practices that are unfair or deceptive by also prohibiting practices that are “abusive.”  The Bureau’s Director, Richard Cordray, has publicly stated that this term will not be defined by regulation but will, instead, be illuminated by the enforcement actions the Bureau initiates.  To date, only a handful of Bureau enforcement actions have referenced alleged “abusive” acts or practices.

The extent to which the new legislation and existing and planned governmental initiatives thereunder will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  In addition, because some components of the Dodd-Frank Act still have not been finalized, it is difficult to predict the ultimate effect of the Dodd-Frank Act on us or the Bank at this time.  Additionally, it is unclear if the results of the 2014 elections will have any effect on reducing the regulatory requirements imposed on the Company and the Bank.  It is likely, however, that our operational expenses will increase as a result of new compliance requirements.

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

Credit Card Regulation.  The Credit Card Accountability Responsibility and Disclosure Act was signed into law on May 22, 2009 (the “Credit Card Act”).  The Credit Card Act bans retroactive rate increases, requires that bills be due no less than 21 days from the time of mailing, requires that credit card contracts be accessible on the Internet, and allows consumers to opt-in if they choose to use a card issuer’s over-limit protection.  While certain open-end credit programs of the Bank were impacted by the Credit Card Act, the operational and financial impact to the Bank has been immaterial.  Gift card provisions in the Credit Card Act took effect on August 22, 2010.  These provisions impose new restrictions on the use of expiration dates and fees on gift cards, including both open-loop and closed-loop cards.  Certain provisions can also apply to general purpose reloadable and promotional cards (i.e., reloadable cards that are not marketed or labeled as gift cards, cards not marketed to the general public and cards that are loyalty or award cards are not subject to the fee and expiration restrictions).  If a card is subject to the Credit Card Act’s fee restrictions, then (1) fees cannot be imposed within a year after the card was issued or within a year after the cardholder’s last use, (2) only one fee is permitted in any month, and (3) certain disclosures related to the fees and the timing of their imposition must be clearly and conspicuously disclosed.  If a card is subject to the Credit Card Act’s expiration provisions, then the card must give consumers a reasonable opportunity to purchase the card with at least five years remaining until the card expiration date and the funds loaded onto such card must not expire before the later of five years after the date on which the card was issued or the card expiration date (if any).

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

Preemption.  On July 21, 2011, the preemption provisions of the Dodd-Frank Act became effective, requiring that federal savings associations be subject to the same preemption standards as national banks, with respect to the application of state consumer laws to the interstate activities of federally chartered depository institutions.  Under the preemption standards established under the Dodd‑Frank Act for both national banks and federal savings associations, preemption of a state consumer financial law is permissible only if:  (1) application of the state law would have a discriminatory effect on national banks or federal thrifts as compared to state banks; (2) the state law is preempted under a judicial standard that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank’s or federal thrift’s powers before it can be preempted, with such preemption determination being made by the OCC (by regulation or order) or by a court, in either case on a “case‑by‑case” basis; or (3) the state law is preempted by another provision of federal law other than Title X of the Dodd-Frank Act.  Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal thrifts themselves, and not their non-depository institution subsidiaries or affiliates.  Specifically, operating subsidiaries of national banks and federal thrifts that are not themselves chartered as a national bank or federal thrift may no longer benefit from federal preemption of state consumer financial laws, which shall apply to such subsidiaries (or affiliates) to the same extent that they apply to any person, corporation or entity subject to such state laws. The Bank has no operating subsidiaries at present.

Prohibition on Unfair, Deceptive and Abusive Acts and Practices.  July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity, the Bureau, which is charged with the mission of protecting consumer interests.  The Bureau is responsible for administering and carrying out the purposes and objectives of the federal consumer financial laws and to prevent evasions thereof, with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking and enforcement powers, the Bureau has the potential to reshape the consumer financial laws through rulemaking, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank and its MPS division.

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

Proposed Prepaid Payments Regulation.  On November 13, 2014, the CFPB released a proposed rule that would supplement the existing regulatory framework pursuant to which prepaid products (both cards and other delivery methods, including codes) are offered and serviced.  The proposal would bring prepaid products fully within Regulation E, which implements the federal Electronic Funds Transfer Act, and, for prepaid products that have a “credit” component, within Regulation Z, which implements the federal Truth in Lending Act.

The proposed rule is in excess of 870 pages and includes a lengthy discussion on the materials and comments studied and focus groups used in connection with the proposal’s release.  Of particular note, the proposal would: (a) create a definition for a  “prepaid account” in Regulation E that focuses on attributes relating to how prepaid accounts are issued and used, instead of how and where such accounts are obtained by consumers, and includes prepaid accounts that are non-reloadable; (b) require that an issuer make certain disclosures available to a consumer before such consumer agrees to acquire a prepaid account (providing both a short and long form disclosure which, if used, provides a “safe harbor” to the issuer); (c) extend Regulation E’s periodic statement requirement that currently applies to payroll cards and Federal government benefit accounts to prepaid accounts, although alternatives to paper statements are contemplated in the proposal; (d) extend Regulation E’s limited liability and error resolution provisions to certain prepaid accounts that have been registered; (e) ensure that prepaid product users obtain the protections in the compulsory use provisions of Regulation E if such account contains a credit feature; (f) extend Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft services (also known as overdraft protection) and other credit features; (g) require the issuer to obtain a consumer’s consent before adding overdraft services and credit features to a prepaid account; and (h) require that a consumer with a credit component to their prepaid account receive a periodic statement not more than once per month and then have at least 21 days to repay the debt the consumer incurred in connection with using the credit component of their account.  In addition, the proposed rule includes a requirement that account issuers provide to the CFPB the terms and conditions used in connection with their offering of prepaid products and would require such issuers to post their terms and conditions on their own websites and make them available to consumers upon request.

As of the date of this filing, we do not know when the CFPB will issue a final rule or whether it will be adopted in a form that is substantially similar to that proposed (comments are due 90 days after publication in the Federal Register).  The Company and the Bank are analyzing the proposal.  See “Risk Factors – The CFPB’s Proposed Rule Related to Prepaid Accounts Will Affect the Bank’s Offering of Prepaid Cards” for more information.

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

In connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of federal savings associations, the OCC published a final rule on July 21, 2011 that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21, 2011 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations.  In addition, on May 17, 2012 and November 20, 2013, the OCC rescinded additional OTS documents that formerly applied to federal savings and loan associations, and applied new policy guidance where policy guidance did not already exist.  Proposed rules integrating certain licensing and business operations were announced by the OCC in June 2014, although a final rule has not been published as of the date of this filing.  Additional proposed rules by the OCC related to the streamlining of the treatment by federal savings associations and national banks have also been issued.  Once finalized, the OCC’s regulations and guidance supersede that of OTS and are indicative of the OCC’s goal of one integrated policy platform for national banks and savings associations.

It is possible that additional OCC rulemaking could require significant revisions to the regulations under which the Bank operates and is supervised, including those proposed in June 2014.  Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on the Bank and its operations and on the Company and its stockholders.

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

Loan and Investment Powers

The Bank derives its lending and investment powers from the Home Owners’ Loan Act (“HOLA”) and the OCC’s implementing regulations thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that are permitted to engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.  These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security unless, prior to acquisition, the savings association has determined that the issuer has adequate capacity to meet all financial commitments under the security for the projected life of the security (a determination that is also required to be made periodically thereafter); (ii) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association’s assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third- party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.  In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes.

The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2014, the Bank’s lending limit under these restrictions was $27.3 million.  The Bank is in compliance with this lending limit.

Federal Deposit Insurance and Other Regulatory Requirements

Insurance of Accounts and Regulation by the FDIC.  The Bank is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  While not our primary federal regulator, the FDIC as insurer, imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF.  The FDIC also has authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  Pursuant to the Dodd-Frank Act, with respect to deposit insurance premiums, the assessment base calculation is average consolidated total assets less average tangible equity (defined as Tier 1 capital).  As a small institution (one with less than $10 billion in assets), the Bank is assigned to one of four risk categories based upon its capital level and its composite CAMELS ratings.  Each bank is assigned one of three capital evaluations based on data reported in that institution’s CALL Report: well-capitalized, adequately capitalized or undercapitalized.  These ratios relate specifically to the ratios used by the federal banking agencies for purposes of prompt corrective action (“PCA”).  In November 2014, the FDIC announced new rules for purposes of the calculation of deposit insurance premium assessments to go into effect on January 1, 2015, in an attempt to align the new PCA standards effective as of the same date with the agency’s deposit insurance calculation matrix.  Specifically, as of the effective date, an institution will be (i) well capitalized if it satisfies each of the following standards: total risk-based capital ratio, 10.0 percent or greater; tier 1 risk-based capital ratio, 8.0 percent or greater (as opposed to the current 6.0 percent or greater); leverage ratio, 5.0 percent or greater and common equity tier 1 capital ratio, 6.5 percent or greater; and (ii) adequately capitalized if it is not well capitalized but satisfies each of the following capital ratio standards: total risk-based capital ratio, 8.0 percent or greater; tier 1 risk-based capital ratio, 6.0 percent or greater (as opposed to the current 4.0 percent or greater); leverage ratio, 4.0 percent or greater; and common equity tier 1 capital ratio, 4.5 percent or greater.  The definition of an undercapitalized institution remains the same after January 1, 2015: an institution will be undercapitalized if it does not qualify as either well capitalized or adequately capitalized.  At September 30, 2014, the Bank’s risk category assignment required a payment of $0.05 per $100 of its total assessment base of approximately $1.8 billion.  The FDIC’s board has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  At September 30, 2014, the FICO assessment was equal to 0.62 basis points for each $100 of its total assessment base of approximately $1.8 billion.  These assessments will continue until the bonds mature in 2019.

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

Assessments.  The Dodd-Frank Act transferred authority to collect assessments for federal savings associations from the OTS to the OCC.  This authority was effective as of the transfer date, July 21, 2011.  The Dodd-Frank Act also provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity, and any other factor that is appropriate.    Beginning with assessments charged in September 2012, all national banks and federal savings associations are assessed using the OCC’s assessment structure.  The Bank’s assessment (standard assessment) at September 30, 2014 was $199,449.  As of September 30, 2013, the Bank was no longer subject to a supervisory surcharge by the OCC.

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

Generally, in meeting the tangible, leverage and risk-based capital standards, federal savings associations must deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.  If a subsidiary’s activities are permitted to a national bank, the subsidiary’s assets are generally consolidated with those of the parent’s on a line-for-line basis.

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

As of September 30, 2014, the Bank exceeded all of its regulatory capital requirements with core, tangible and risk-based capital ratios of 8.60%, 8.60% and 21.59% respectively, and was designated as “well-capitalized” under federal guidelines.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, mark-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, “non-advanced approaches banking organizations”, including us and the Bank, may make a one-time permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of our and the Bank’s periodic regulatory reports in the beginning of 2015.  We and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.  The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued prior to May 19, 2010, from inclusion in our Tier 1 capital, subject to grandfathering in the case of companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.

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

Based on anticipated growth and the maintenance of a strong asset portfolio, we believe that the Bank will be able to meet the PCA capital ratios upon implementation of the revised requirements, as finalized.

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

Adequately capitalized banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.  The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market.  As such, less-than-well capitalized institutions generally may not pay an interest rate in excess of the national rate plus 75 basis points on brokered deposits.

Undercapitalized banks may not accept, renew or rollover brokered deposits, and are subject to restrictions on the soliciting of deposits over prevailing rates.  In addition, undercapitalized banks are subject to certain regulatory restrictions.  These restrictions include, among others, that such a bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with a capital restoration plan approved by the FDIC and the bank’s ratio of equity to total assets increases during the calendar quarter at a rate sufficient to enable the bank to become adequately capitalized within a reasonable time.  In addition, such banks may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval.  Further, as part of a capital restoration plan, the bank’s holding company must generally guarantee that the bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee.  If a capital restoration plan is not approved, or if the bank fails to implement the plan in any material respect, the bank would be treated as if it were “significantly undercapitalized,” which would result in the imposition of a number of additional requirements and restrictions.  It should also be noted all FDIC-insured institutions are assigned an assessment risk.  In general, weaker banks (those with a higher assessment risk) are subject to higher assessments than stronger banks.  An adverse change in category can lead to materially higher expenses for insured institutions.  Finally, bank regulatory agencies have the ability to seek to impose higher than normal capital requirements known as individual minimum capital requirements (“IMCR”) for institutions with higher risk profiles.  If the Bank’s capital status – well-capitalized – changes as a result of future operations or regulatory order, or if it becomes subject to an IMCR, the Company’s financial condition or results of operations could be adversely affected.  See “— Bank Consent Order Terminated.”

Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OCC deems appropriate.  An institution that becomes “critically undercapitalized” is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the appropriate banking regulator must appoint a receiver (or conservator with the FDIC’s concurrence) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator.  The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Institutions in Troubled Condition.  Certain events, including entering into a formal written agreement with a bank’s regulator that requires action to improve the bank’s financial condition, or simply being informed by the regulator that the bank is in troubled condition, will automatically result in limitations on so-called “golden parachute” agreements pursuant to Section 18(K) of the FDIA.  In addition, organizations that are in troubled condition must give 30 days’ written notice before appointing a Director or Senior Executive Officer, pursuant to Section 32 of the FDIA.  The Company remains subject to these requirements.

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

Limitations on Dividends and Other Capital Distributions.  Federal regulations govern the permissibility of capital distributions by a federal savings association.  Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure must now file a notice of a declaration of a dividend with the Federal Reserve.  In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock savings and loan holding company must file an informational copy of that notice with the OCC at the same time the notice is filed with the Federal Reserve.  OCC regulations further set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a capital distribution.

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

A federal savings association proposing to make a capital distribution is required to submit a prior notice to the OCC if:  the association would not be well-capitalized following the distribution; the proposed capital distribution would reduce the amount of or retire any part of the association’s common or preferred stock or retire any part of debt instruments such as notes or subordinate debentures included in the association’s capital (other than regular payments required under a debt instrument); or the association is a subsidiary of a savings and loan holding company; however, where a savings association subsidiary of a stock savings and loan holding company is proposing to pay a cash dividend only an informational filing is required.

Each of the Federal Reserve and OCC have primary reviewing responsibility for the applications or notices required to be submitted to them by savings associations relating to a proposed distribution.  The Federal Reserve may disapprove of a notice, and the OCC may disapprove of a notice or deny an application, if:

•	the savings association would be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution;

•	the proposed distribution raises safety and soundness concerns; or

•	the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the savings association (or its holding company, in the case of the Federal Reserve) and the entity’s primary federal regulator, or a condition imposed on the savings association (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity’s primary federal regulator.

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

During the fiscal year ended September 30, 2014, the Bank paid no cash dividends to the Company, as the Company utilized existing cash holdings for payment of dividends to the Company’s stockholders and other holding company expenses.  It should also be noted that the OCC proposed new capital distribution rules in June 2014 which have not been finalized as of the date of this filing.  If adopted as proposed, a federal savings association must meet the OCC’s definition of an “eligible savings association” for expedited review of such an application or notice, among other requirements.  The Company believes the Bank would meet the proposed definition of “eligible savings association.”

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related to loans and investments.  At September 30, 2014, the Bank met the test and always has since its inception.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it qualifies as a QTL within one year and thereafter remains a QTL, or limits its new investments and activities to those permissible for both a savings association and a national bank.  In addition, the association is subject to national bank limits for payment of dividends and branching authority.  If such association has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank.  The Bank currently meets its QTL requirement and expects to do so for the foreseeable future.

Community Reinvestment Act.  Under the Community Reinvestment Act (the “CRA”), the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Bank received a “Satisfactory” rating during its most recent Performance Evaluation as an Intermediate Small Bank, dated October 16, 2013.  Due to its asset size, the Bank will be evaluated in the future as a Large Bank in future CRA performance evaluations.  A copy of the Bank’s most recent Performance Evaluation is available as part of its Public File.

Recent Volcker Rule Adoption.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the OCC, adopted final rules implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act.  The final rules complete the process begun in October of 2011 when the agencies introduced proposed implementing rules for comment.  The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).   The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions.  The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators.  Community and small banks, such as MetaBank, are afforded some relief under the final rules.  If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014, until July 21, 2015.  Beginning June 30, 2014, banking entities with $50 billion or more in trading assets and liabilities were required to report quantitative metrics; on April 30, 2016, banking entities with at least $25 billion but less than $50 billion must report; and on December 31, 2016, banking entities with at least $10 billion but less than $25 billion must report.  The Company does not at this time expect the Volcker Rule to have a material impact on its operations.

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

Transactions with Affiliates.  The Bank must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with “affiliates,” generally defined to mean any company that controls or is under common control with the institution (as such, Meta Financial is an affiliate of the Bank for these purposes).  Transactions between an institution or its subsidiaries and its affiliates are required to be on terms as favorable to the Bank as terms prevailing at the time for transactions with nonaffiliates.  In addition, certain transactions, such as loans to an affiliate, are restricted to a percentage of the institutions’ capital (e.g., the aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the institution; the aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus).  In addition, a savings and loan holding company may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates.  The OCC has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

As members of the FHLB System, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount of 4.00% to support outstanding advances and mortgage loans.  At September 30, 2014, the Bank had in the aggregate $21.2 million in FHLB stock, which was in compliance with this requirement.  For the fiscal year ended September 30, 2014, dividends paid by the FHLB to the Bank totaled $280,000.  On September 25, 2014, the FHLB of Des Moines and the FHLB of Seattle announced that they had entered into a definitive agreement to merge the two banks.  The merger agreement has been unanimously approved by the boards of directors of both banks.  The closing of the merger is subject to certain closing conditions, including approval by the Federal Housing Finance Agency and ratification by the member-owners of the Des Moines and Seattle Banks.  This vote is anticipated by the FHLBs involved to occur in the first half of 2015.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.  In addition, the federal agency that regulates the FHLBs has required each FHLB to register its stock with the SEC, which has increased the costs of each FHLB and may have other effects that are not possible to predict at this time.

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

Bank Consent Order Terminated

On July 21, 2011, pursuant to the Dodd Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve.  The OCC is responsible for the ongoing examination, supervision and regulation of the Bank.  The Dodd Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing federal savings banks.  The Federal Reserve is now responsible for the ongoing examination, supervision and regulation of the Company, including matters with respect to the Consent Order against the Company.  Prior to passage of the Dodd-Frank Act, the OTS had issued supervisory directives to the Bank, consent orders to the Bank and the Company, and had taken other regulatory action to require the Bank to reimburse certain consumers in connection with a credit program that was discontinued.  All supervisory directives have been terminated, and on August 7, 2014 the OCC terminated the Bank’s Consent Order.  The Consent Order against the Company is still in effect, although management believes its effect on the Company’s financial condition and results of operations has been and will continue to be immaterial.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The Company anticipates (but cannot guarantee) that the order will be terminated in the first calendar quarter of 2015.

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

As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve has responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company.  Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act requires the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the transfer date.  In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule that provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies.  In addition, the Federal Reserve issued on November 7, 2014, a list identifying the supervisory guidance documents issued by it prior to July 21, 2011 that are now applicable to savings and loan holding companies such as the Company.  The FRB stated that, among other things, this list was part of their initiative to establish a savings and loan holding company supervisory program similar in nature to its “long-established supervisory program for bank holding companies.”

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

Activities Restrictions.

Prior to the Dodd-Frank Act, savings and loan holding companies were generally permitted to engage in a wider array of activities than those permissible for their bank holding company counterparts and could have concentrations in real estate lending that are not typical for bank holding companies.  Section 606 of the Dodd-Frank Act amends the HOLA and requires that covered savings and loan holding companies (e.g., those that are not exempt from activities restrictions under the HOLA) that intend to engage in activities that are permissible only for a financial holding company under Section 4(k) of the BHCA do so only if the covered company meets all of the criteria to qualify as a financial holding company, and complies with all of the requirements applicable to a financial holding company as if the covered savings and loan holding company was a bank holding company.  Savings and loan holding companies engaging in new Section 4(k) activities permissible for bank holding companies will need to comply with notice and filing requirements of the Federal Reserve.

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

Source of Strength and Capital Requirements.

The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of financial and managerial strength to its subsidiary savings associations; to date, however, specific regulations implementing this requirement have not been published.  Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies are generally subject to the same capital and activity requirements as those applicable to bank holding companies.

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

In accordance with its goal to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision, the Federal Reserve announced in 2013 that it will continue to use “RFI/C(D)” rating system (commonly referred to as “RFI”) to assign indicative ratings to such companies.  Further, the Federal Reserve announced that it will soon issue a notice seeking public comment on the application of the RFI rating system for SLHCs.  In addition, in late 2013, the Federal Reserve announced that, with respect to savings and loan holding companies with less than $10 billion in assets (like the Company), such companies’ inspection frequency and scope requirements will be the same as those for bank holding companies of the same asset size.  The FRB will also determine whether or not a savings and loan holding company is “complex” as determined by certain factors enumerated by the Federal Reserve.  According to the Federal Reserve, with respect to institutions with less than $5 billion in assets (such as the Company), the determination of whether a holding company is "complex" versus "noncomplex" is made at least annually on a case-by-case basis taking into account and weighing a number of considerations, such as: the size and structure of the holding company; the extent of intercompany transactions between insured depository institution subsidiaries and the holding company or uninsured subsidiaries of the holding company; the nature and scale of any nonbank activities, including whether the activities are subject to review by another regulator and the extent to which the holding company is conducting Gramm-Leach-Bliley authorized activities (e.g., insurance, securities, merchant banking); whether risk management processes for the holding company are consolidated; and whether the holding company has material debt outstanding to the public.  As of the date of this filing, the FRB has not advised the Company that it is complex.

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

Federal and State Taxation

Federal and State Taxation.  Meta Financial and its subsidiaries file a consolidated federal and various consolidated state income tax returns.  Additionally, Meta Financial or its subsidiaries file separate company income tax returns in states where required.  All returns are filed on a fiscal year basis using the accrual method of accounting.  We monitor relevant tax authorities and change our estimate of accrued income tax due to changes in income or franchise tax laws and their interpretation by the courts and regulatory authorities.  In addition to the regular income tax, corporations, including savings banks such as the Bank, generally are subject to a minimum tax.  An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of September 30, 2014, the Bank’s Excess for tax purposes totaled approximately $6.7 million.

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

The Company’s MPS division serves customers nationally and also faces strong competition from large commercial banks and specialty providers of electronic payments processing and servicing, including prepaid, debit, and credit card issuers, Automated Clearing House (“ACH”) processors, and ATM network sponsors.  Many of these national players are aggressive competitors, leveraging relationships and economies of scale.

It is also expected that the Bank will experience strong competition for its new AFS/IBEX division with respect to financing insurance premiums.

Employees

At September 30, 2014, the Company and its subsidiaries had a total of 453 full-time equivalent employees.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

The following information as to the business experience during the past five years is provided with respect to the executive officers of the Company who are not serving on the Company’s Board of Directors.  There are no arrangements or understandings between such person named and any persons pursuant to which such officer was selected.

Mr. Glen W. Herrick, age 52, is Executive Vice President and Chief Financial Officer of the Company after being appointed to the position effective October 1, 2013.  Additionally, Mr. Herrick is a member of the Executive Committees for both the Company and the Bank.  Mr. Herrick previously served as SVP of Finance and Investment Management of the Company.  Mr. Herrick joined the Company in March 2013 following 19 years of various finance, accounting and risk management roles at Wells Fargo & Company, including serving as CFO of Wells Fargo’s student loan division.  Before joining Wells Fargo, Mr. Herrick worked at Ingersoll-Rand Company after serving as a Captain in the United States Army.  Mr. Herrick has a B.S. in Engineering Management from the United States Military Academy at West Point and an MBA from the University of South Dakota.  In addition, he is a graduate of the Stonier Graduate School of Banking.

Mr. Ira D. Frericks, age 54, is Executive Vice President and Chief Operating Officer of the Company after being appointed to the position effective October 1, 2013.  Additionally, Mr. Frericks is a member of the Executive Committees for both the Company and the Bank.  Mr. Frericks previously served as Senior Vice President and Chief Accounting Officer of the Company.  Mr. Frericks joined the Company in 2008 as Chief Accounting Officer and has over 25 years of accounting and banking operations experience.  He is a CPA and has a B.S. in Business Administration from the University of South Dakota.  Mr. Frericks is also a graduate of the Graduate School of Banking at the University of Wisconsin.

Mr. Ronald W. Butterfield, age 65, is Executive Vice President and Chief Administrative Officer of the Company after being appointed to the position effective October 1, 2013.  Additionally, Mr. Butterfield is a member of the Executive Committees for both the Company and the Bank.  Mr. Butterfield previously served as Senior Vice President and Chief of Staff.  Mr. Butterfield joined MFG in 2004 to help establish the Meta Payment Systems division.  Prior to joining the Company, he held various banking and credit card operations roles at BankFirst and Citibank.  Mr. Butterfield is a graduate of the University of Sioux Falls with a B.S in Mathematics.

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

The Company has recently experienced considerable growth, having increased its assets from $1.7 billion to $2.1 billion during the two fiscal years ended September 30, 2014.  Funded primarily by growth of no- and low-interest bearing deposits, the proceeds thereof have been invested primarily in loans, municipal bonds, mortgage-backed securities (“MBS”) and investment securities available for sale.  While the Company believes its asset quality to be good, particularly in comparison to most banking institutions, the Company’s asset growth, if continued as expected, will generate a need for higher levels of capital which management believes may not be met through earnings retention alone.  In that respect, during the third and fourth quarters of fiscal 2013, the Company issued 507,354 shares of common stock which raised $13.6 million, net of direct selling costs, all of which qualifies as Tier 1 capital for regulatory purposes.  There can be no assurance, however, that the Company will be able to continue to access sources of capital, private or public.  Failure to remain well-capitalized, or to attain potentially even higher levels of capitalization that are or will be required in the future under regulatory initiatives mandated by Congress, our regulatory agencies, or under the Basel accords, could adversely affect the Company’s earnings and prospects.

We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

As described above, we have experienced significant growth in the amount of our assets and the level of our deposits.  Our future profitability will depend in part on our continued ability to grow; however, we may not be able to sustain our historical growth rate or be able to grow at all.  In addition, our future success will depend on competitive factors and on the ability of our senior management to continue to maintain a robust system of internal controls and procedures and manage a growing number of customer relationships.  We may not be able to implement changes or improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls as has occurred in the past.  Consequently, continued growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio has grown substantially, and our underwriting practices may not prevent losses in our loan portfolio.

Over the last fiscal year, our loan portfolio has grown substantially with new loan originations.  Our underwriting practices are designed to mitigate risk by adhering to specific loan parameters.  Components of our underwriting program include an analysis of the borrower and their creditworthiness, a financial statement review, and, if applicable, cash flow projections and a valuation of collateral.  We may incur losses in our loan portfolio, especially the new portions thereof, if our underwriting criteria fail to identify credit risks.  It is also possible that losses will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for loan losses, which could have an adverse effect on our financial condition and results of operations.

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

Although having improved somewhat during the last fiscal year, general economic trends, low growth, reduced availability of commercial credit and continued levels of high unemployment have negatively impacted the credit performance of commercial and consumer credit in general.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  Again, while the situation has improved somewhat over the last fiscal year, this has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•	We face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•	Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions, and whether economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;

•	The value of the portfolio of investment securities that we hold, and which constitute a large percentage of our assets may be adversely affected; and

•	If we experience financial setbacks or other regulatory action in the future, we may be required to pay significantly higher FDIC insurance premiums. See “– Regulation.”

The full impact of the Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be determined through agency rulemaking.

The full compliance burden and impact on our operations and profitability with respect to the Dodd-Frank Act are still not fully known, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation.  Hundreds of new federal regulations, studies and reports were required under the Dodd-Frank Act and not all of them have been finalized.  Although certain provisions of the Dodd-Frank Act have been implemented (such as the transfer of regulation of federal savings banks like the Bank to the OCC, and the transfer of savings and loan holding company regulation to the Federal Reserve), many rules and policies in this area will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act which have already been implemented as well as anticipated regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to higher costs as well as noncompliance risk and consequences.

The Consumer Financial Protection Bureau is reshaping consumer financial laws through rulemaking and enforcement of prohibitions against unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.

The Bureau has broad rulemaking authority to administer and carry out the purposes and objectives of “federal consumer financial laws, and to prevent evasions thereof” with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”).  The term “abusive” is new and developing and because Bureau officials have indicated that compliance will be achieved through enforcement actions rather than the issuance of regulations, we cannot predict to what extent the Bureau’s future actions will have on the banking industry or the Company.  The full reach and impact of the Bureau’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown.  Notwithstanding the foregoing, insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, rather than the Bureau, with respect to compliance with federal consumer protection laws.

In addition to taking many enforcement actions and promulgating a proposal regulation covering prepaid payments, described below, the Bureau finalized its ability to repay (“ATR”) rule as well as its qualified mortgage rule in January 2013.  The ATR rule applies to residential mortgage loan applications received after January 10, 2014.  The scope of the rule specifically applies to loans securing 1-4 unit dwellings and includes purchases, refinances and home equity loans for principal or second homes.  Under the ATR rules, a lender may not make a residential mortgage loan unless the lender makes a reasonable and good faith determination that is based on verified, documented information at or before consummation that the borrower has a reasonable ability to repay.  The eight underwriting factors that must be considered and verified include the following: (1) income and assets: (2) employment status; (3) monthly payment of loan; (4) monthly payment of any simultaneous loan secured by the same property; (5) monthly payment for other mortgage-related obligations like property taxes and insurance; (6) current debt obligations; (7) monthly debt to income ratio; and (8) credit history (although eight factors are delineated, the ATR rule does not dictate that a lender follow a particular underwriting model).  Liability for violations of the ATR rule include actual damages, statutory damages and court costs and attorneys’ fees.

Additionally, the Bureau published regulations required by the Dodd-Frank Act related to “qualified mortgages,” which are mortgages for which there is a presumption that the lender has satisfied the ATR rules.  Pursuant to Dodd-Frank, qualified mortgages (“QMs”) must have certain product-feature prerequisites and affordability underwriting requirements.  Generally, to meet the QM test, the lender must calculate the  monthly payments based on the highest payment that will apply in the first five years and the consumer must have a total DTI that is less than or equal to 43%.  The QM rule provides a safe harbor for lenders that make loans that satisfy the definition of a QM and are not higher priced.  With respect to higher-priced mortgage loans, there is a rebuttable presumption of compliance available to the lender with respect to compliance with the ATR rule.

With respect to final regulations that affect insured depository institutions such as the Bank, the Bureau also issued a final rule related to international remittances, which covers entities that provide at least 100 remittance transfers per calendar year.  As such, the Bank became subject to the rule.  The Bank has implemented a compliance solution.

Our most recent CRA rating was an upgrade to “Satisfactory.”  A less than “Satisfactory” CRA rating could have a negative effect on the OCC’s review of certain banking applications.

Under the CRA, the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate income neighborhoods.  In the Bank’s most recent CRA examination dated October 16, 2013, the Bank received an overall rating of “Satisfactory.”  If the Bank were to receive a future CRA rating of less than “Satisfactory,” the CRA requires the OCC to take such rating into account in considering an application for any of the following:  (i) the establishment of a domestic branch; (ii) the relocation of its main office or of a branch; (iii) the merger or consolidation with or acquisition of assets or assumption of liabilities of an insured depository institution; or (iv) the conversion of the Bank to a national charter.

Legislative and regulatory initiatives taken to date may not achieve their intended objective.

Legislative and regulatory initiatives taken to date by Congress and the federal banking regulators to address financial regulatory reform may not achieve their intended objectives, thereby requiring additional legislation or regulation of the financial services industry.

Under the Basel III Capital Rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations.  The Basel III Capital Rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rule also imposes a minimum ratio of tier 1 capital to risk-weighted assets of 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations.  The rule also emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments.  The total capital ratio remains at 8% and the general PCA framework remains but incorporates these increased minimum requirements.  In addition, the final rule changed the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Smaller banks like the Bank are permitted, under the general risk-based capital rule, to use a 50% risk weight for prudently underwritten first lien mortgages that are not past due, reported as nonaccrual or restructured and a 100% risk weight for all other residential mortgages.  With respect to residential mortgage exposure, the new rules also provide for small banks a safe harbor from recourse treatment for loans sold with certain repurchase triggers such as early default clauses.  Additionally, smaller banks with less than $15 billion in assets are grandfathered to allow trust preferred securities issued prior to May 19, 2010, as part of their Tier 1 capital (such instruments remain subject to a limit of 25% of Tier 1 capital elements, excluding non-qualifying capital instruments and for all regulatory capital deductions and adjustments have been applied to Tier 1 capital). The Basel III phase-in period for smaller, less complex banking organizations like the Company and the Bank will not begin until January 2015.  The Basel III Accord was finalized and clarified that unrealized losses and gains on securities will not affect regulatory capital for those companies that permanently opt out of the requirement, which the Company intends to do.

We have a concentration of our assets in mortgage-backed securities.

As of September 30, 2014, approximately 35.5% of the Bank’s assets were invested in mortgage‑backed securities.  The Company’s mortgage-backed and related securities portfolio consists primarily of securities issued by U.S. government instrumentalities, including those of Fannie Mae and Freddie Mac which are in conservatorship.  The Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these U.S. government instrumentalities.  Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Privately issued mortgage pass‑through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions adjusted as appropriate to update the Company’s mortgage-backed securities accounting and asset/liability reports.  Nonetheless, and while mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, as well as other risks, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

We recorded other-than-temporary impairment (“OTTI”) charges in our trust preferred securities (“TRUPS”) portfolio in the past, and we could record additional losses in the future.

We determine the fair value of our investment securities based on GAAP and three levels of informational inputs that may be used to measure fair value.  The price at which a security may be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on infrequent trading history, the market for the security is illiquid, or a significant amount of securities are being sold.  In fiscal 2014, 2013 and 2012, there were no other‑than-temporary impairments recorded.

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

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and particularly with respect to our MPS division, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Such damage could also adversely affect our ability to raise additional capital.  If any of these measures should be imposed in the future, they could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, data processing system failures, errors and breaches and customer or employee fraud.

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

The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels and loan demand and, therefore, the Company’s earnings.  Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral.  Among other things, adverse changes in the economy, may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.  In addition, the vast majority of the Company’s loans are to individuals and businesses in the Company’s market area.  Consequently, any economic decline in the Company’s market area could have an adverse impact on the Company’s earnings.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings.  These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which may result in a decrease of the Company’s net interest income.  Conversely, if interest rates fall, yields on loans and investments may fall.  Because a significant portion of the Company’s deposit portfolio is in non-interest bearing accounts, a decrease in rates would likely result in a decrease in the Company’s net interest income.  Although the Bank continues to monitor its interest rate risk exposure and has undertaken additional analyses and implemented additional controls to improve its core earnings from interest income, the Bank can provide no assurance that its efforts will appropriately protect the Bank in the future from interest rate risk exposure.  For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The Company operates in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect the Company’s results of operations.

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the OCC, and the Federal Reserve.  In addition, the Bank is subject to regulation by the FDIC and the Bureau.  See Item 1 “Business – Regulation” herein.  Applicable laws and regulations may change and the enforcement of existing laws and regulations may vary when actions are evaluated by these regulators, and there is no assurance that such changes will not adversely affect the Company’s business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations or legislation, could have a material impact on the Company’s operations.  It is unknown at this time to what extent new legislation will be passed into law or pending or new regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.

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

Risks Related to the Company’s Business

The OCC and Federal Reserve are our primary banking regulators and we may not be able to comply with applicable banking regulations to their satisfaction.  The Company remains subject to the Federal Reserve’s Consent Order.

Our regulators have broad discretionary powers to enforce banking laws and regulations and may seek to take informal or formal supervisory action if they deem such actions are necessary or required.  If imposed in the future, corrective steps could result in additional regulatory requirements, operational restrictions, a consent order, enhanced supervision and/or civil money penalties.  If imposed, additional resources, both economic and in terms of personnel, would be expended by the Company and the Bank.  Additionally, the Company remains subject to the Federal Reserve’s Consent Order.

Contracts with third-parties, some of which are material to the Company, may not be renewed, may be renegotiated on terms that are not as favorable, may not be fulfilled or could be subject to modification or cancellation by regulatory authorities.

The Bank has entered into numerous contracts with third parties with respect to the operations of its business.  In some instances, the third parties provide services to the Bank and MPS; in other instances, the Bank and MPS provide products and services to such third parties.  Were such agreements not to be renewed by the third party or were such agreements to be renewed on terms less favorable, such actions could have an adverse material impact on the Bank, its MPS division, and, ultimately, the Company.  Similarly, were one of these parties unable to meet their obligations to us for any reason (including but not limited to bankruptcy, computer or other technological interruptions or failures, personnel loss or acts of God), we may need to seek alternative service providers.

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

Additionally, our agreements with third party vendors could come under scrutiny by our regulators.  If a regulator should raise an issue with, or object to, any term or provision in such agreement or any action taken by such third party vis-à-vis the Bank’s operations or customers, this could result in a material adverse effect to the Company including, but not limited to, the imposition of fines and/or penalties and the termination of such agreement.

The Company operates in an extremely competitive market, and the Company’s business will suffer if it is unable to compete effectively.

The Company encounters significant competition in the Company’s market area from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries.  Many of the Company’s competitors have substantially greater resources and lending limits and may offer services that the Company does not or cannot provide.  The Company’s profitability depends upon the Company’s continued ability to compete successfully in the Company’s market area.  MPS operates on a national scale against competitors with substantially greater resources and limited barriers to entry.  The success of MPS depends upon the Company’s, the Bank’s, and the MPS division’s ability to compete in such an environment.

The Bank is “well-capitalized” under existing bank regulations, but failure to maintain this designation could have a material adverse impact on our liquidity and results of operations.  In addition, our regulator could limit our ability to raise deposits, which could produce serious adverse consequences for our liquidity, financial condition and results of operations.

By letter dated December 28, 2010, the OTS directed the Bank not to increase the amount of brokered deposits from the amount it held at December 28, 2010, without the prior written non objection of the OTS Regional Director.  The Bank believes it did not hold any brokered deposits on December 28, 2010, or thereafter and so informed OTS of its position.  Consequently, the Bank does not anticipate seeking such approval.  At the direction of the OTS, the Bank requested the FDIC to confirm that deposits related to a specific prepaid program were not brokered deposits.  The Bank tendered its request to the FDIC in December 2010.  At the time the directive was issued, OTS staff stated that it would not seek retroactively to enforce the directive for any growth that occurs subsequent to December 28, 2010, given the Bank’s request to the FDIC.  Thereafter, the Bank was advised that the FDIC would consider the Bank’s request in the context of its now completed broader industry study of brokered deposits in general, but to date has been given no instruction to change its position.  By letter dated October 11, 2013, the Bank was advised by OCC that the directive issued on December 28, 2010, had been terminated.  Under current rules, if a substantial portion of the Bank’s deposits are ruled to be “brokered,” and should the OCC decide to impose a formal individual minimum capital requirement or similar formal requirement on the Bank notwithstanding that the Bank is well-capitalized, or should the Bank fail to be well-capitalized in the future, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e. no insured depository institution that is deemed to be less than “well-capitalized” may accept, renew or rollover brokered deposits absent a waiver from the FDIC).  In such event, unless the Bank were to receive relief from the OCC or a waiver from the FDIC, such a result could produce serious adverse consequences for the Bank from a liquidity standpoint and could also have serious adverse effects on the Company’s financial condition and results of operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through MPS’s customer relationships.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through customer relationships between such third parties and MPS.  Deposits related to our top four customers (each, a significant customer) totaled $610.9 million at September 30, 2014.  We provide oversight and auditing of such third-party relationships and all such relationships must meet all internal and regulatory requirements.  We may exit these relationships if such requirements are not met or if required to do so by our regulators.  We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity, such as National CDs, Fed Fund Lines, or Public Fund CDs.  If one of these significant customers were to be terminated, over a period of time, it could materially reduce our deposits, assets and income.  Similarly, if a significant customer was not replaced, we may be required to seek higher rate funding sources as compared to the existing customer and interest expense might increase.  We may also be required to sell securities or other assets which would reduce revenues and potentially generate losses.

Our business strategy is utilized by other institutions with which we compete.

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

From time to time, we may implement new lines of business or offer new products and services within existing lines of business.  Substantial risks and uncertainties are associated with developing and marketing new lines of business or new products or services, particularly in instances where the markets are not fully developed, and we may be required to invest significant time and resources.  Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our revenues and potentially generate losses.

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

Other “high profile” data breaches in 2014 have raised interest in new legislation at both the federal and state level.  To the extent additional requirements are imposed on the Bank as a result of such legislation, these costs could have an adverse impact on the Bank.

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

The market price for shares of the Company’s common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:

•	announcements of developments related to the Company’s business,

•	fluctuations in the Company’s results of operations,

•	sales of substantial amounts of the Company’s securities into the marketplace,

•	general conditions in the Company’s banking niche or the worldwide economy,

•	a shortfall in revenues or earnings compared to securities analysts’ expectations,

•	lack of an active trading market for the common stock,

•	changes in analysts’ recommendations or projections,

•	the Company’s announcement of new acquisitions or other projects, and

•	negative evaluation by the Federal Reserve of the Company’s compliance with its Order.

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

Your ability to sell shares of the Company’s common stock or purchase additional shares largely depends upon the existence of an active market for the common stock.  The Company’s common stock is quoted on NASDAQ Global Market, but the volume of trades on any given day is relatively light, and you may be unable to find a buyer for shares you wish to sell or a seller of additional shares you wish to purchase.  In addition, a fair valuation of the purchase or sales price of a share of common stock also depends upon active trading, and thus the price you receive for a relatively thinly traded stock, such as the Company’s common stock, may not reflect its true value.

Future sales or additional issuances of the Company’s capital stock may depress prices of shares of the Company’s common stock or otherwise dilute the book value of shares then outstanding.

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock.  As of September 30, 2014, the Company was authorized to issue up to 10,000,000 shares of common stock, of which 6,169,604 shares were outstanding, and 44,375 shares were held as treasury stock.  The Company was also authorized to issue up to 3,000,000 shares of preferred stock, none of which is outstanding or reserved for issuance.  Future sales or additional issuances of stock may affect the market price for shares of the Company’s common stock.

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

The Company pays a quarterly dividend to stockholders.  The payment of dividends is subject to legal and regulatory restrictions as well as a requirement for prior approval by the Federal Reserve pursuant to the Consent Order.  Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, regulatory review, and other factors considered relevant by the Company’s Board of Directors.

ATM Fraud is becoming both more sophisticated and more prevalent.

 Although the Bank has not been the subject of any widespread or concerted ATM attack, ATM fraud has shown a marked increase and threats to the network of entities that comprise ATM networks continue.  As of the time of the printing of this report, it is estimated that losses from ATM skimming alone approach $1 billion globally.  Although most ATM fraud continues to involve skimming (whereby a skimmer reads a debit card's encoded mag stripe and a camera records the PIN that is entered by a customer), new frauds including those perpetrated by WIFI scanners and the cracking of encryption software are being perpetrated against global banks and their customers.  The Bank continues to monitor these developments and has a robust program in place to monitor for debit and credit card fraud.  Even with such policies and procedures in place, however, there can be no assurance that the Bank, its customers or the ATM networks in which it participates will not be the victims of an ATM-based crime.

Risks Related to Meta Payment Systems®, a division of the Bank

MPS’ products and services are highly regulated financial products subject to extensive supervision and regulation and are costly to maintain.

The products and services offered by MPS are highly regulated by federal banking agencies, the Bureau, and some state regulators.  Some of the laws and related regulations affecting its operations include consumer protection laws, escheat laws, privacy laws, anti‑money laundering laws and data protection laws.  Compliance with the relevant legal paradigm in which the division operates is costly and requires significant personnel resources, as well as extensive contacts with outside lawyers and consultants hired by MPS to stay abreast of the applicable regulatory schemes.

The CFPB’s Proposed Rule Related to Prepaid Accounts Will Affect the Bank’s Offering of Prepaid Cards.

As described above, the CFPB issued a proposed rule on November 14, 2014, that, if made final, would expand regulatory requirements applicable to prepaid products (card-based, as well as prepaid products that are offered in other technological forms) marketed to and used by consumers.  As of the time of the publication of this Form 10-K, the Bank has not completed its review of the lengthy proposal.  However, the Bank believes that a number of the practices to be required if the proposal as written is substantially adopted in final form will cause changes to the credit feature of a prepaid product offered by one of its business partners, and likely will add to the Bank’s cost of offering prepaid products in general.  Although implementation of the rule is not expected until 2016, the Bank intends to undertake a gap analysis to assist it in determining those aspects of its prepaid program that may need to be adjusted to achieve compliance.  No assurance can be given that the final rule, if passed, will not contain stricter provisions than the proposal, or that the Bank’s profitability with respect to prepaid offerings will not be adversely affected.

The Dodd-Frank Act's restrictions with respect to network exclusivity could negatively affect the Bank's business.

Pursuant to the debit card rule promulgated by the Federal Reserve as required by the Dodd-Frank Act (“Debit Card Rule”), the maximum permissible interchange fee an issuer may receive for an electronic debit transaction is $0.21 per transaction and five basis points multiplied by the value of the transaction.  In addition, an issuer is permitted to make an upward adjustment of no more than $0.01 to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards.  Eligibility for the assessment of this fraud prevention fee must be certified by the issuing bank.  Pursuant to the Debit Card Rule, an issuing bank could receive an interchange fee of up to approximately 24 cents for the average debit card transaction, which is valued at $38 according to the Federal Reserve.  Pursuant to the Dodd-Frank Act, however issuers that, together with their affiliates, have assets of less than $10 billion (like the Bank) are exempt from the debit card interchange fee standards.  With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.  Litigation related to the interchange fees promulgated by the Federal Reserve brought by an association of merchants was resolved by the U.S. Court of Appeals for the District of Columbia in favor of the Federal Reserve in March 2014.  The case has been appealed to the U.S. Supreme Court but no decision has been made as to whether the appeal will be taken as of the date of this filing.

In addition to the CFPB’s proposal related to prepaid regulation (discussed above), it is possible that new legislation or more stringent focus by banking agencies could further restrict MPS’ current operations or change the regulatory environment in which the division’s customers operate.

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

In addition to the relevant legal paradigm set forth above, it should also be noted that there has been concern within the bank regulatory environment over the use of credit and, in particular, prepaid cards as a means by which to illegally launder and move money.  The U.S. Treasury’s Financial Crimes Enforcement Network issued rules related to providers of “prepaid access” which have left certain issues unresolved related to its regulatory requirements.  It is likely that any changes to the regulatory environment related to the offering of prepaid cards will increase the Bank’s compliance and operational costs.  Although the Bank will continue to work with its regulators to provide information about its operations as well as the state of the prepaid card industry, we believe such concerns in general will continue for the foreseeable future for the entire banking industry, with a continued emphasis on heightened compliance expectations, resulting in higher compliance costs.  See “Business Regulation – Bank Supervision and Regulation” which is included in Item 1 of this Annual Report on Form 10-K.

MPS, through the Bank, owns or is seeking a number of patents, trademarks and other forms of intellectual property with respect to the operation of its business and the protection of such intellectual property may in the future require material expenditures.

In its operations, MPS, through the Bank, seeks protection for various forms of intellectual property from time to time.  No assurance can be given that such protection will be granted.  In addition, given the competitive market environment of its business, the Bank must be vigilant in ensuring that its patents and other intellectual property are protected and not exploited by unlicensed third parties.

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

It should also be noted that intellectual property risks extend to foreign countries whose protections of such property are not as extensive as those in the United States.  As such, the Bank may need to spend additional sums to ensure that its intellectual property protections are maximized globally.  Moreover, should there be a material, improper use of the Bank’s intellectual property, this could have an impact on the division’s operations.

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

Losses from fraud have been substantial for certain card industry participants.  Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could adversely impact this division at some time in the future.

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

The nature of the banking industry in general, and the credit card and debit card industry in particular, is that it must be operational every day of the week and every hour of the week.  Any disruption in the utilities utilized by the Bank or MPS could have a negative effect on our operations and extensive disruptions could materially affect our operations, and have a material adverse effect on our financial condition and results of operations.

Data encryption technology has not been perfected and vigilance in MPS’ information technology systems is costly.

MPS holds sensitive business and personal information with respect to the products and services it offers.  This information, which is generally digitally encrypted, is passed along various technology channels, including the Internet.  Although MPS encrypts its customer and other sensitive information and expends significant financial and personnel resources to maintain the integrity of its technology networks and the confidentiality of nonpublic customer information, because such information may travel on public technology and other non-secure channels, the confidential information is potentially susceptible to hacking and other illegal intrusions.  Were such a security breach to occur, the provision of products and services to customers of MPS would be impaired.  In addition, were a breach to occur, we could incur significant fines from the electronic funds associations involved, or from federal and/or state regulators, and be subject to other prohibitions, as well as extensive litigation from commercial parties and consumers affected by such breach, that would have a material adverse effect on our financial condition and results of operations.

Unclaimed funds represented by unused value on the cards presents compliance and other risks.

The concept of escheatment involves the reporting and delivery of property to states that is abandoned when its rightful owner cannot be readily located and/or identified.  In the context of prepaid cards, the funds in connection with such cards can sometimes be “abandoned” or unused for the relevant period of time set forth in each applicable state’s abandoned property laws.  MPS utilizes automated programs to ensure its operations are compliant with such applicable laws and regulations.  There appears, however, to be a movement among some state regulators to interpret definitions in escheatment statutes and regulations in a manner that is more aggressive.  Should such state regulators choose to do so, they may initiate collection or other litigation action against prepaid card issuers for unreported abandoned property.  Such actions may seek to assess fines and penalties.

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

The Company owns all of its offices, except for the branch offices located in Storm Lake Plaza, Storm Lake, Iowa, on South Western Avenue, Sioux Falls, South Dakota, on West 12th Street, Sioux Falls, South Dakota, the administrative and MPS offices located on Broadband Lane in Sioux Falls and the non-retail service branch in Memphis, Tennessee.  In regard to the South Western and West 12th Street locations in Sioux Falls, South Dakota, and the Westown Parkway location in West Des Moines, Iowa, the land on which the buildings were constructed is leased.  The Urbandale office building in Urbandale, Iowa was sold and immediately leased back in October 2014.  The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2014, was $16.5 million.  See Note 6 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

The Company’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.”  Quarterly dividends for 2014 and 2013 were $0.13.  The price range of the common stock, as reported on the NASDAQ Global Market, was as follows:

	Fiscal Year 2014		Fiscal Year 2013
	Low	High	Low	High

First Quarter	$36.54	$40.88	$22.50	$24.90
Second Quarter	$38.07	$45.99	22.50	26.56
Third Quarter	$35.04	$45.34	26.00	27.68
Fourth Quarter	$34.85	$40.06	26.18	38.57

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.
Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations, and regulatory restrictions.
As of September 30, 2014, the Company had 6,169,604 shares of common stock outstanding, which were held by approximately 150 stockholders of record, and 235,766 shares subject to outstanding options.  The stockholders of record number does not reflect approximately 1,200 persons or entities that hold their stock in nominee or “street” name.
The transfer agent for the Company’s common stock is Registrar & Transfer Company, 10 Commerce Drive, Cranford, New Jersey, 07016.
There were no purchases by the Company during the fiscal year ended September 30, 2014, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data

SEPTEMBER 30,	2014	2013	2012	2011	2010

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

Total assets	$2,054,031	$1,691,989	$1,648,898	$1,275,481	$1,029,766
Loans receivable, net	493,007	380,428	326,981	314,410	366,045
Securities available for sale	1,140,216	881,193	1,116,692	619,248	506,852
Securities held to maturity	282,933	288,026	-	-	-
Goodwill and intangible assets	2,588	2,339	2,035	1,315	2,663
Deposits	1,366,541	1,315,283	1,379,794	1,141,620	897,454
Total borrowings	497,721	216,456	47,710	29,365	41,214
Stockholders' equity	174,802	142,984	145,859	80,577	72,044

YEAR ENDED SEPTEMBER 30,	2014	2013	2012	2011	2010

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$48,660	$38,976	$37,297	$39,059	$39,083
Total interest expense	2,398	2,954	3,563	4,747	5,993
Net interest income	46,262	36,022	33,734	34,312	33,090
Provision for loan losses	1,150	-	1,049	278	15,791
Net interest income after provision for loan losses	45,112	36,022	32,685	34,034	17,299
Total non-interest income	51,738	55,503	69,574	57,491	97,444
Total non-interest expense	78,231	74,403	75,463	83,262	94,930
Income (loss) before
income tax expense (benefit)	18,619	17,122	26,796	8,263	19,813
Income tax expense (benefit)	2,906	3,704	9,682	3,623	7,420
Net income (loss)	15,713	13,418	17,114	4,640	12,393

Earnings per common share:
Basic	$2.57	$2.40	$4.94	$1.49	$4.23
Diluted	$2.53	$2.38	$4.92	$1.49	$4.11

YEAR ENDED SEPTEMBER 30,	2014	2013	2012	2011	2010

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	0.81%	0.78%	1.22%	0.41%	1.22%
Return on average equity	10.01%	9.36%	18.47%	5.71%	20.59%
Net interest margin	2.80%	2.48%	2.56%	3.21%	3.43%

QUALITY RATIOS
Non-performing assets to total assets	0.05%	0.05%	0.16%	1.24%	0.94%
Allowance for loan losses to non-performing loans	547%	568%	219%	53%	63%

CAPITAL RATIOS
Stockholders' equity to total assets	8.51%	8.45%	8.85%	6.32%	7.00%
Average stockholders' equity to average assets	8.14%	8.37%	6.62%	7.16%	5.93%

OTHER DATA
Book value per common share outstanding at end of year	$28.33	$23.55	$26.79	$25.61	$23.15
Dividends declared per share at end of year	0.52	0.52	0.52	0.52	0.52
Number of full-service offices at end of year	11	11	12	12	12

Common Shares Outstanding	6,169,604	6,070,654	5,443,881	3,146,867	3,111,413

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Corporate Developments

The Company had net income of $15.7 million in fiscal 2014 compared to $13.4 million in fiscal 2013.  The primary reasons for the increase in net income were increases in both investment securities portfolio interest income and loan portfolio interest income.  In fiscal 2014, the Company’s net interest income was $46.3 million, the highest in its history, compared to $36.0 million in fiscal 2013 and $33.7 million in fiscal 2012.  The increase was primarily driven by higher average earning assets and improved net interest margin (“NIM”).

Retail Bank 2014 fiscal year net income was $8.7 million compared to $5.9 million in fiscal 2013.  Retail Bank checking balances continued to grow from $72.8 million at September 30, 2013, to $80.8 million, or 11.0%, at September 30, 2014.  Retail Bank total loans increased $114.6 million during the fiscal year, or 31.3% to $481.1 million, from strong growth in the residential real estate, commercial and multi-family real estate and agricultural lending segments.

MPS 2014 fiscal year net income was $7.7 million compared to $8.4 million in fiscal 2013.  This decrease was primarily the result of a reduction in tax-related prepaid card volume, a one-time charge from a partner servicing platform change, increased administrative expense related to expanded systems and staff and increased business development expenses.  The average internal net interest yield MPS received for its deposits was 1.48% for the 2014 fiscal year-end and 1.31% in the comparable 2013 period.

The Company’s tangible book value per common share increased by $4.74, or 20.5%, from $23.17 at September 30, 2013, to $27.91 per share at September 30, 2014, primarily due to earnings for the year and a sizable increase in the fair market value of available-for-sale securities, which positively affected accumulated other comprehensive income.

Overall cost of funds at MetaBank averaged 0.14% during fiscal 2014 compared to 0.19% for 2013.

Non-performing assets (“NPA”) were unchanged at 0.05% of total assets at September 30, 2014, and 2013.

On August 7, 2014, MetaBank was released from its consent order by the OCC.  This creates opportunities for MetaBank to more easily add new strategic partnerships, deepen existing relationships, introduce new products and services and introduce and enhance existing products.  MetaBank has signed three new program manager agreements subsequent to being released from the OCC consent order.

On December 2, 2014, the Company, via its bank subsidiary, MetaBank, completed the previously announced acquisition of substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services, Inc. (“AFS/IBEX”). The acquisition included the AFS/IBEX operating platform, other related assets, and approximately $77 million of outstanding insurance premium finance loan receivables. Upon closing, MetaBank created a new operating division, AFS/IBEX, which continues to serve businesses and insurance agencies nationwide with commercial insurance premium financing. The AFS/IBEX division is located in Dallas, Texas, with a full service office in Southern California.

The Company reviewed its securities portfolio in connection with the transaction and sold approximately $80 million of investment securities to fund the loan portfolio acquisition. Securities were selected and sold during November and December 2014 on an opportunistic basis at a net loss of approximately $1.4 million with the intent to both minimize the recoupment period, which is expected to be three to six months, and to increase the earnings stream going forward.

The Company expects to incur approximately $1.2 million in total acquisition related charges, of which $0.6 million were incurred in the fourth quarter of fiscal 2014, and of which $0.6 million are expected in the first quarter of fiscal 2015.

As a result of the lifting of the consent order against the Bank on August 7, 2014, the Bank has experienced additional loan growth and higher operational expenses associated with managing that loan growth.  We anticipate that expenses associated with our banking operations will continue to increase as our overall operations, including our new insurance premium financing business, expands.

On October 27, 2014, the Board of Directors of the Company appointed Elizabeth G. Hoople to the Company’s Board for a term expiring at the 2016 Annual Meeting of stockholders, or until her respective successor is elected or qualified or until her earlier resignation or removal.

Financial Condition

As of September 30, 2014, the Company’s assets grew by $362.0 million, or 21.4%, to $2.1 billion compared to $1.7 billion at September 30, 2013.  The increase in assets was reflected primarily in increases in the Company’s investment securities and to a lesser extent in the Company’s loans receivable, offset in part by a decrease in the Company’s cash and cash equivalents.

Total cash and cash equivalents and federal funds sold were $29.8 million at September 30, 2014, a decrease of $10.3 million from $40.1 million at September 30, 2013.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB of Minneapolis.  At September 30, 2014, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities increased $253.9 million, or 21.7%, to $1.4 billion at September 30, 2014, as investment purchases exceeded related maturities, sales, and principal pay downs. The Company’s portfolio of securities consists primarily of MBS, which have relatively short expected lives and non-bank qualified obligations of states and political subdivisions (“NBQ”) which mature in approximately 15 years or less.  All MBS held by the Company are issued by a U.S. Government agency or instrumentality.  Of the total of $727.9 million of MBS, $657.9 million are classified as available for sale (“AFS”), and $70.0 million are classified as held to maturity (“HTM”).  Of the total of $695.2 million of investment securities, $482.3 million are classified as AFS and $212.9 million are classified as HTM.  During fiscal 2014, the Company purchased $307.9 million of MBS with an average life in total estimated at approximately five years or less or stated final maturities of approximately 30 years or less and sold MBS in the amount of $155.2 million.  In addition, the Company purchased $198.6 million of investment securities which are primarily comprised of tax exempt bonds and Small Business Administration related securities.  On May 6, 2013, the Company reclassified approximately $284.3 million from the AFS to the HTM category.  The reclassification resulted in the recording of an unrealized gain of $2.1 million which has been segregated within accumulated other comprehensive income and is being amortized through maturity.  See Note 3 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s portfolio of net loans receivable increased by $112.6 million, or 29.6%, to $493.0 million at September 30, 2014, from $380.4 million at September 30, 2013.  These increases from September 30, 2013, primarily relate to growth in one-to-four family real estate loans, commercial and multi-family real estate loans and agricultural real estate loans of $34.1, $31.5, and $26.5 million, respectively.  Commercial operating and agricultural operating loans also increased with the consumer loan category representing the only decrease.    See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system.  The FHLB requires a level of stock investment based on a pre-determined formula.  The Company’s investment in such stock increased $11.2 million, or 112.6%, to $21.2 million at September 30, 2014, from $10.0 million at September 30, 2013.  The increase directly correlates with the higher overnight federal funds purchased.

Intangible assets increased $0.3 million, or 10.7%, to $2.6 million at September 30, 2014, due to an increase in capitalized expense related to patents.

Assets held for sale decreased $1.1 million at September 30, 2014, due to the sale of a branch in the Central Iowa market.

Total deposits increased by $51.3 million, or 3.9%, to $1.4 billion at September 30, 2014, from $1.3 billion at September 30, 2013.  Deposits attributable to MPS were up $35.8 million, or 3.4%, at September 30, 2014, as compared to September 30, 2013.  The increase is due to the addition of new programs during 2014, along with natural growth in existing programs.

The Company’s total borrowings increased $281.2 million, or 129.9%, from $216.5 million at September 30, 2013, to $497.7 million at September 30, 2014, primarily due to the increase in federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily and weekly basis principally due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and, to a lesser extent, intraday funds flow settlement timing with the Federal Reserve Bank.   The non-interest deposit base is primarily affected by payroll processing timing in concert with typical early week activity, tending to necessitate a higher than average amount of overnight federal funds purchased which are typically paid down throughout the week.

See Notes 8, 9, and 10 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2014, the Company’s stockholders’ equity totaled $174.8 million, an increase of $31.8 million from $143.0 million at September 30, 2013.  Stockholders’ equity increased primarily as a result of issuances of common stock, an increase in retained earnings, and unrealized income on investment securities due to market conditions.  At September 30, 2014, the Bank continues to meet regulatory requirements for classification as a well-capitalized institution.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

The Company’s results of operations are dependent on net interest income, provision for loan losses, non-interest income, non-interest expense, income tax expense, and other comprehensive income or loss.  Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows.  Notwithstanding that a significant amount of the Company’s deposits pay low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

The Company’s non-interest income is derived primarily from prepaid card, credit products, and ATM fees attributable to MPS and fees charged on bank loans and transaction accounts.  Non-interest income is also derived from net gains on the sale of securities available for sale as well as the Company’s holdings of bank owned life insurance.  This income is offset by expenses, such as compensation and occupancy expenses associated with additional personnel and office locations as well as card processing expenses attributable to MPS.  Non-interest expense is also impacted by acquisition-related expenses, occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

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

Year Ended September 30,	2014			2013			2012
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate

Interest-earning assets:
Loans receivable	$439,323	$19,674	4.48%	$340,702	$16,151	4.74%	$327,634	$18,058	5.51%
Mortgage-backed securities	694,510	15,343	2.21%	700,709	11,900	1.70%	756,465	16,133	2.13%
Other investments and fed funds sold	721,141	13,643	2.68%	598,003	10,925	2.61%	254,029	3,106	1.40%
Total interest-earning assets	1,854,974	$48,660	2.93%	1,639,414	$38,976	2.66%	1,338,128	$37,297	2.82%
Non-interest-earning assets	73,878			72,600			61,978
Total assets	$1,928,852			$1,712,014			$1,400,106

Non-interest bearing deposits	$1,319,447	$-	0.00%	$1,192,969	$-	0.00%	$1,018,748	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	33,353	96	0.29%	32,030	125	0.39%	33,555	252	0.75%
Savings	28,882	47	0.16%	27,907	39	0.14%	17,773	39	0.22%
Money markets	40,589	72	0.18%	40,694	100	0.25%	38,552	133	0.34%
Time deposits	110,992	750	0.68%	101,552	1,016	1.00%	105,605	1,782	1.69%
FHLB advances	7,000	495	7.07%	8,087	727	8.99%	11,000	670	6.09%
Overnight fed funds purchased	185,440	538	0.29%	129,016	423	0.33%	34,414	128	0.37%
Other borrowings	20,433	400	1.96%	20,839	524	2.51%	25,584	559	2.18%
Total interest-bearing liabilities	426,689	2,398	0.56%	360,125	2,954	0.82%	266,483	3,563	1.34%
Total deposits and interest-bearing liabilities	1,746,136	$2,398	0.14%	1,553,094	$2,954	0.19%	1,285,231	$3,563	0.28%
Other non-interest bearing liabilities	25,748			15,605			22,198
Total liabilities	1,771,884			1,568,699			1,307,429
Stockholders' equity	156,968			143,315			92,677
Total liabilities and stockholders' equity	$1,928,852			$1,712,014			$1,400,106
Net interest income and net interest rate spread including non-interest bearing deposits		$46,262	2.79%		$36,022	2.47%		$33,734	2.54%

Net interest margin			2.80%			2.48%			2.56%

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

Rate / Volume
Year Ended September 30,	2014 vs. 2013			2013 vs. 2012

	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)

Interest-earning assets
Loans Receivable	$4,451	$(928)	$3,523	$697	$(2,604)	$(1,907)
Mortgage-backed securities	(106)	3,549	3,443	(1,132)	(3,101)	(4,233)
Other investments	2,405	313	2,718	4,773	3,046	7,819
Total interest-earning assets	$6,750	$2,934	$9,684	$4,338	$(2,659)	$1,679

Interest-bearing liabilities
Interest-bearing checking	$5	$(34)	$(29)	$(11)	$(116)	$(127)
Savings	2	6	8	17	(17)	-
Money markets	-	(28)	(28)	6	(39)	(33)
Time deposits	86	(352)	(266)	(66)	(700)	(766)
FHLB advances	(90)	(142)	(232)	(208)	265	57
Overnight fed funds purchased	171	(56)	115	310	(15)	295
Other borrowings	(10)	(114)	(124)	(112)	77	(35)
Total interest-bearing liabilities	$164	$(720)	$(556)	$(64)	$(545)	$(609)

Net effect on net interest income	$6,586	$3,654	$10,240	$4,402	$(2,114)	$2,288

Comparison of Operating Results for the Years Ended
September 30, 2014, and September 30, 2013

General.  The Company recorded net income of $15.7 million, or $2.53 per diluted share, for the year ended September 30, 2014, compared to $13.4 million, or $2.38 per diluted share, for the year ended September 30, 2013, an increase of $2.3 million.  The increase in net income was primarily caused by a $6.2 million increase in interest income related to the securities portfolio and a $3.5 million increase in loan income, offset in part by an increase in compensation and benefits expense of $4.0 million, reduced gain on sale of securities of $2.5 million and a provision for loan loss of $1.1 million.

Net Interest Income. Net interest income for fiscal 2014 increased by $10.3 million, or 28.4%, to $46.3 million from $36.0 million for the prior year.  Net interest margin increased to 2.80% in fiscal 2014 as compared to 2.48% in 2013.

The Company’s average earning assets increased $215.6 million, or 13.1%, to $1.8 billion during fiscal 2014 from $1.6 billion during 2013.  The increase is primarily the result of the increase in the Company’s investment securities and non-bank qualified municipal portfolios as well as loans receivable.  Overall, asset yields increased by 27 basis points primarily driven by a shift in the earning asset mix to more loans and increased volume in the securities and loan portfolios, and improved yields achieved in the securities portfolio.

The Company’s average total deposits and interest-bearing liabilities increased $193.0 million, or 12.4%, to $1.7 billion during fiscal 2014 from $1.6 billion during 2013.  The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits and federal funds purchased.  The average outstanding balance of non-interest bearing deposits increased from $1.2 billion in fiscal 2013 to $1.3 billion in fiscal 2014.  The Company’s cost of total deposits and interest-bearing liabilities declined 5 basis points to 0.14% during fiscal 2014 from 0.19% during 2013, primarily due to continued migration to low and no-cost deposits provided by MPS.

Provision for Loan Losses. In fiscal 2014, the Company recorded $1.1 million in provision for loan loss, compared to no provision in 2013.  The increased provision was primarily due to loan growth.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  While the current economic environment is still slightly strained, it has begun to show signs of improvement in Meta Financial’s markets.  Meta Financial’s loss rates over the past three years were very low.  Notwithstanding these signs of improvement, Meta Financial does not believe it is likely these low loss conditions will continue indefinitely.  All of Meta Financial’s markets indirectly benefit from the current agricultural market.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years.  Low loss rates are primarily due to higher than average livestock prices and strong crop yields over the last few years, offset by lower grain prices in 2014.  Overall, these factors have created positive economic conditions for most farmers in our markets.  Management expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that various levels of rain and wet weather conditions within our markets has the potential to negatively impact potential yields which would have a negative economic effect on our agricultural markets.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at September 30, 2014, reflects an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, the OCC and the Federal Reserve, which can require the establishment of additional general or specific allowances.

Non‑Interest Income. Non-interest income decreased by $3.8 million, or 6.8%, to $51.7 million for fiscal 2014 from $55.5 million for 2013 due primarily to a decrease in the gain on sale of securities available for sale of $2.5 million. Fees earned on prepaid debit cards, credit products and other payment systems products and services decreased to $48.7 million for fiscal 2014 as compared to $50.8 million for 2013, primarily due to reduced income tax-related prepaid card volume.

Non-Interest Expense. Non-interest expense increased by $3.8 million, or 5.1%, to $78.2 million for fiscal 2014 from $74.4 million for fiscal 2013.

Compensation expense increased $4.0 million during 2014 compared to fiscal 2013.  In addition, the Company recorded $0.6 million in acquisition-related expenses and occupancy and equipment expense increased $0.5 million.  These increased expenses were offset in part by a $0.6 million decrease in impairment on assets held for sale due to the fiscal 2013 sale of a branch in the Central Iowa market.

Income Tax Expense. Income tax expense for fiscal 2014 was $2.9 million, resulting in an effective tax rate of 15.6%, compared to a tax expense of $3.7 million and an effective tax rate of 21.6%, in fiscal 2013.  The decrease in the Company’s recorded income tax expense for 2014 was impacted primarily by an increase in the volume of tax exempt municipal bonds.

Comparison of Operating Results for the Years Ended
September 30, 2013, and September 30, 2012

General.  The Company recorded net income of $13.4 million, or $2.38 per diluted share, for the year ended September 30, 2013, compared to $17.1 million, or $4.92 per diluted share, for the year ended September 30, 2012, a decrease of $3.7 million.  The decrease in net income was primarily caused by a $14.0 million decrease in non-interest income which reflected an $11.2 million net decrease in gains on sale of securities available for sale from fiscal 2012 to 2013, offset in part by an increase in net interest income, and decreases in provision for loan loss, non-interest expense, and tax expense.

Net Interest Income. Net interest income for fiscal 2013 increased by $2.3 million, or 6.8%, to $36.0 million from $33.7 million for the prior year.  Net interest margin decreased to 2.48% in 2013 as compared to 2.56% in 2012.

The Company’s average earning assets increased $301.3 million, or 22.5%, to $1.6 billion during fiscal 2013 from $1.3 billion during 2012.  The increase was primarily the result of the increase in the Company’s investment securities and non-bank qualified municipal portfolios.  Overall, asset yields declined by 16 basis points due to lower average rates.  The increase in average earning assets was offset by a change in the mix of earning assets favoring investment securities and a decrease in yields on mortgage-backed securities.

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

Non‑Interest Income. Non-interest income decreased by $14.1 million, or 20.2%, to $55.5 million for fiscal 2013 from $69.6 million for 2012 due primarily to a decrease in the gain on sale of securities available for sale of $11.2 million related to the sale of the GNMA securities portfolio during fiscal 2012. Fees earned on prepaid debit cards, credit products and other payment systems products and services decreased to $50.8 million for fiscal 2013 as compared to $53.2 million for fiscal 2012, primarily due to the exit from certain MPS credit sponsorship programs and a decrease in card fee income due to a temporary interruption at one MPS business partner.

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

Impairment on assets held for sale was $0.6 million for fiscal 2013 due to an expected sale of a branch in the Central Iowa market.

Income Tax Expense. Income tax expense for fiscal 2013 was $3.7 million, an effective tax rate of 21.6%, compared to a tax expense of $9.7 million, an effective tax rate of 36.1%, in fiscal 2012.  The decrease in the Company’s recorded income tax expense for fiscal 2013 was impacted primarily by an increase in the volume of tax exempt municipal bonds and, to a lesser extent, the purchase of additional bank-owned life insurance.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance as of both September 30, 2014, and September 30, 2013, were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Assumptions and estimates about future values and remaining useful lives of the Company’s intangible and other long-lived assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and internal forecasts.  Although the Company believes the historical assumptions and estimates used are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.  As of September 30, 2014 and 2013, the Company had no goodwill.

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

Security Impairment.  Management continually monitors the investment securities portfolio for impairment on a security by security basis.  Management has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, monitoring changes in value, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

In fiscal 2014, 2013 and 2012, there were no other than temporary impairment losses.

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

Interest Rate Risk (“IRR”)

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

The Company is within Board policy for the -100 scenario.  The Company is outside of Board policy limits for the +100, +200, and +300 scenarios as noted in the discussion below.  The table below shows the results of the scenario as of September 30, 2014:

Table Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-1.4%	-6.7%	-13.8%	-21.1%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%

The EAR analysis reported at September 30, 2014, shows that more liabilities, (primarily the overnight federal funds purchased) than assets will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s IRR results vary depending on which day of the week and timing in relation to certain payrolls when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a daily and weekly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and, to a lesser extent, to intraday funds flow settlement timing with the Federal Reserve Bank.  IRR was negatively affected because fiscal year 2014 ended on a Tuesday, which, resulting from payroll processing timing in concert with typical early week activity, tend to necessitate a higher than average amount of overnight federal funds purchased which are typically paid down throughout the week.  For perspective, the amount of overnight federal funds purchased on Tuesday, September 30, 2014 was over $135 million higher than the average amount of federal funds purchased throughout the last calendar week of September 2014 and more than $200 million higher than September 2014’s average overnight borrowings.  Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable, weekly and monthly fluctuating deposit base, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors, and others would view as the Company’s true IRR positioning.  Lastly, management began dollar cost averaging its investment securities purchases in September of 2014, related to upcoming seasonal increases in deposits, somewhat earlier than it historically has done to take advantage of what management deemed attractive opportunities in the market.  Management and the Board are aware and understand these typical borrowing and deposit fluctuations, disciplined investment purchases, as well as the point in time nature of IRR analysis and anticipated an outcome where the Company may temporarily be outside of Board policy limits based on a snapshot analysis on September 30, 2014.  The Company anticipates improved 2015 IRR results based on its historical, typical non-interest bearing deposit growth from December through March, the addition of recently added MPS relationships, and execution of its strategic plans.

The following table shows the income sensitivity of selected assets and liabilities to changes in market interest rates (dollars in thousands).

	Total Earning Assets	% of Total Earning Assets	Change in Interest Income/Expense for a given change in interest rates

			Over / (Under) Base Case Parallel Ramnp
Basis Point Change Scenario			-100	Base	+100	+200	+300
Total Loans	492,856	25%	21,409	22,196	23,132	24,042	24,942
Total Investments (non-TEY) and other Earning Assets	1,470,883	75%	31,804	32,626	33,937	35,126	36,296
Total Interest-Sensitive Income	1,963,739	100%	53,213	54,822	57,069	59,168	61,238
Total Interest-Bearing Deposits	239,826	33%	581	845	1,957	3,124	4,347
Total Borrowings	487,411	67%	1,634	2,233	6,838	11,443	16,048
Total Interest-Sensitive Expense	727,237	100%	2,215	3,078	8,795	14,567	20,395

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

The Company is within Board policy limits for all basis point scenarios. The table below shows the results of the scenario as of September 30, 2014:

	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-4.4%	-2.4%	-7.9%	-14.3%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%

The EVE at risk reported at September 30, 2014, shows that as interest rates increase immediately, the economic value of equity position will decrease, partially due to the asset size being greater than the amount of liabilities.

The following table details the economic value sensitivity to changes in market interest rates at September 30, 2014, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that in a +100 scenario, total assets are less sensitive than total liabilities and in a +200 scenario, total assets and total liabilities have similar sensitivities.  Lastly, in a +300 scenario, total assets are more sensitive than total liabilities.  Investments and other earning assets contribute to sensitivity, largely due to fixed rate securities investments.  This sensitivity is offset by the non-interest bearing deposits.  Day of the week timing, as discussed previously, also contributes to sensitivity.

Table Economic Value Sensitivity

	Book Value	% of Total Assets	Change in Economic Value for a given change in interest rates

			Over / (Under) Base Case Parallel Ramnp
Basis Point Change Scenario			-100	+100	+200	+300
Total Loans	492,856	24%	2.0%	-2.9%	-6.0%	-8.9%
Total Investments (non-TEY) and other Earning Assets	1,444,085	70%	3.9%	-4.5%	-9.1%	-13.4%
Other Assets	113,664	6%	0.0%	0.0%	0.0%	0.0%
Assets	2,050,605	100%	3.2%	-3.9%	-7.8%	-11.6%
Interest-Bearing Deposits	239,826	13%	1.7%	-1.4%	-2.7%	-3.7%
Non-Interest Bearing Deposits	1,133,121	60%	7.4%	-6.7%	-12.8%	-18.3%
Total Borrowings and Other Liabilities	1,875,037	27%	0.1%	-0.1%	-0.2%	-0.3%
Liabilities	1,875,037	100%	4.5%	-4.1%	-7.8%	-11.1%

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

Asset Quality

It is management’s belief, based on information available at the end of fiscal 2014, the Company’s current asset quality is satisfactory.  At September 30, 2014, non-performing assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, foreclosed real estate, and repossessed consumer property, totaled $1.0 million, or 0.05% of total assets, compared to $0.8 million, or 0.05% of total assets, at September 30, 2013.

Non-accruing loans at September 30, 2014, totaled $0.9 million.  There were $15,000 in foreclosed real estate and repossessed assets at September 30, 2014.

The Company maintains an allowance for loan losses because it is probable that some loans may not be repaid in full.  At September 30, 2014, the Company had an allowance for loan losses of $5.4 million as compared to $3.9 million at September 30, 2013.  Management’s periodic review of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall loan portfolio and is available for any loan charge-offs that may occur.  As stated previously, there can be no assurance future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Bank is subject to review by the OCC, which has the authority to require management to make changes to the allowance for loan losses, and the Company is subject to similar review by the Federal Reserve.

In determining the allowance for loan losses, the Company specifically identifies loans it considers to have potential collectibility problems.  Based on criteria established by ASC 310, Receivables, some of these loans are considered to be “impaired” while others are not considered to be impaired, but possess weaknesses that the Company believes merit additional analysis in establishing the allowance for loan losses.  All other loans are evaluated by applying estimated loss ratios to various pools of loans.  The Company then analyzes other factors (such as economic conditions) in determining the aggregate amount of the allowance needed.

At September 30, 2014, $0.7 million of the allowance for loan losses was allocated to impaired loans, representing 11.1% of the related loan balances.  See Note 4 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  $0.4 million of the allowance was allocated to other identified problem loan situations, representing 2.7% of the related loan balances, and $4.3 million, representing 0.9% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and general economic conditions.  At September 30, 2013, $0.4 million of the allowance for loan losses was allocated to impaired loans, representing 5.9% of the related loan balances.  $0.6 million was allocated to other identified problem loan situations, and $2.9 million was allocated against losses from the overall loan portfolio based on historical loss experience and general economic conditions.

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

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses.  Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms.  The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree or risk associated with these loans.  The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types.  At September 30, 2014, potential problem loans totaled $11.0 million, compared to $5.2 million at September 30, 2013.  The $5.8 million increase in potential problem loans since September 30, 2013, was primarily due to a $9.2 million and $1.8 million increase in the agricultural operating and agricultural real estate categories, respectively, which was offset by a decrease in the commercial and multi-family real estate category.

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

The Company filed a shelf registration statement on Form S-3 (the “Shelf Registration”) with the Securities and Exchange Commission which became effective in June 2013 and continues to be effective as of the date of this Annual Report. Pursuant to the Shelf Registration, the Company may issue and sell debt securities, common stock, preferred stock, depositary shares, warrants and units, or any combination of such securities, from time to time in one or more offerings, up to an aggregate amount of $40 million.  From June through August 2013, the Company offered and sold shares of common stock registered under the Shelf Registration in an “at the market offering” in which the Company raised proceeds of approximately $13.9 million.  The Company expects to use the Shelf Registration to issue additional equity or debt capital from time to time in the future.  As of the date hereof, the Company has approximately $26.1 million remaining available under the Shelf Registration.  In addition to the availability of the shelf registration, the Board of Directors may determine from time to time to issue additional equity or debt securities to support our business and enhance our capital levels.

The primary investing activities of the Company are the origination and purchase of loans and the purchase of securities.  During the years ended September 30, 2014, 2013 and 2012, the Company originated loans totaling $472.4 million, $301.0 million, and $1.0 billion, respectively.  In fiscal 2012, most of these loans were sold without recourse after origination.  Purchases of loans totaled $0.3 million, $4.7 million and, $7.7 million during the years ended September 30, 2014, 2013 and 2012, respectively.  During the years ended September 30, 2014, 2013 and 2012, the Company purchased mortgage-backed securities and other securities in the amount of $506.5 million, $514.8 million and $1.4 billion, respectively.  Of these purchases in 2014 and 2013, $15.1 million were securities designated as held to maturity.

At September 30, 2014, the Company had unfunded loan commitments of $96.0 million.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Certificates of deposit scheduled to mature in one year or less from September 30, 2014, totaled $106.1 million.  Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits.  Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2014 (dollars in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Time deposits	$134,553	$106,078	$23,571	$4,904	$-
Long-term debt	7,000	-	-	5,000	2,000
Short-term debt	480,411	480,411	-	-	-
Operating leases	18,818	1,218	2,444	2,021	13,135
Subordinate debentures
Issued to capital trust	10,310	-	-	-	10,310
Data processing services	29,116	2,754	5,692	5,384	15,286
Total	$680,208	$590,461	$31,707	$17,309	$40,731

During July 2001, the Company’s unconsolidated trust subsidiary, First Midwest Financial Capital Trust I, sold $10.3 million in floating rate cumulative preferred securities.  Proceeds from the sale were used to purchase subordinated debentures of the Company, which mature in 2031, and are redeemable at any time after five years.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to redeem them earlier.  The Company used the proceeds for general corporate purposes.  See Note 10 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2014.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

The Board of Directors approved a goal, reflected in its capital plan, for the Bank to stay at or above an 8% Tier 1 capital to adjusted total assets ratio during fiscal 2015.  While management expects the Bank to meet this goal, if it fails to do so materially it could be subject to additional regulatory restrictions or requirements.

The Board of Directors is also mindful of new capital rules that will increase bank and holding company capital requirements and liquidity requirements.  No assurance can be given that our regulators will consider our liquidity level, or our capital level, though substantially in excess of current rules pursuant to which we are considered “well-capitalized, to be sufficiently high in the future.

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

If the Company’s assets mature or reprice more rapidly or to a greater extent than its liabilities, then economic value of equity and net interest income would tend to increase during periods of rising rates and decrease during periods of falling interest rates.  Conversely, if the Company’s assets mature or reprice more slowly or to a lesser extent than its liabilities, then economic value of equity and net interest income would tend to decrease during periods of rising interest rates and increase during periods of falling interest rates.

The Company currently focuses lending efforts toward originating and purchasing competitively priced adjustable-rate and fixed-rate loan products with short to intermediate terms to maturity, generally five years or less.  This theoretically allows the Company to maintain a portfolio of loans that will have relatively little sensitivity to changes in the level of interest rates, while providing a reasonable spread to the cost of liabilities used to fund the loans.

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

We have audited the accompanying consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meta Financial Group, Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
December 12, 2014

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	September 30, 2014	September 30, 2013

Cash and cash equivalents	$29,832	$40,063
Investment securities available for sale	482,346	299,821
Mortgage-backed securities available for sale	657,870	581,372
Investment securities held to maturity	212,899	211,099
Mortgage-backed securities held to maturity	70,034	76,927
Loans receivable - net of allowance for loan losses of $5,397 at September 30, 2014 and $3,930 at September 30, 2013	493,007	380,428
Federal Home Loan Bank stock, at cost	21,245	9,994
Accrued interest receivable	11,222	8,582
Insurance receivable	269	400
Premises, furniture, and equipment, net	16,462	17,664
Bank-owned life insurance	35,469	33,830
Foreclosed real estate and repossessed assets	15	116
Intangible assets	2,588	2,339
MPS accounts receivable	3,935	3,707
Assets held for sale	-	1,120
Other assets	16,838	24,527

Total assets	$2,054,031	$1,691,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,126,715	$1,086,258
Interest-bearing checking	37,188	31,181
Savings deposits	27,610	26,229
Money market deposits	40,475	40,016
Time certificates of deposit	134,553	131,599
Total deposits	1,366,541	1,315,283
Advances from Federal Home Loan Bank	7,000	7,000
Federal funds purchased	470,000	190,000
Securities sold under agreements to repurchase	10,411	9,146
Subordinated debentures	10,310	10,310
Accrued interest payable	318	291
Contingent liability	331	331
Accrued expenses and other liabilities	14,318	16,644
Total liabilities	1,879,229	1,549,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2014 and 2013, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 6,213,979 and 6,132,744 shares issued, 6,169,604 and 6,070,654 shares outstanding at September 30, 2014 and 2013, respectively	62	61
Additional paid-in capital	95,079	92,963
Retained earnings	83,797	71,268
Accumulated other comprehensive income (loss)	(3,409)	(20,285)
Treasury stock, 44,375 and 62,090 common shares, at cost, at September 30, 2014and 2013, respectively	(727)	(1,023)
Total stockholders’ equity	174,802	142,984

Total liabilities and stockholders’ equity	$2,054,031	$1,691,989

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,
	2014	2013	2012

Interest and dividend income:
Loans receivable, including fees	$19,674	$16,151	$18,058
Mortgage-backed securities	15,343	11,900	16,133
Other investments	13,643	10,925	3,106
	48,660	38,976	37,297
Interest expense:
Deposits	965	1,280	2,205
FHLB advances and other borrowings	1,433	1,674	1,358
	2,398	2,954	3,563
Net interest income	46,262	36,022	33,734
Provision for loan losses	1,150	-	1,049
Net interest income after provision for loan losses	45,112	36,022	32,685
Non-interest income:
Card fees	48,738	50,790	53,220
Bank-owned life insurance income	1,139	998	511
Loan fees	981	868	1,190
Deposit fees	616	632	616
Gain (loss) on sale of securities available for sale, net(Includes $107, $2,546, and $13,755 reclassified from accumulated other comprehensive income (loss) for net gains on available for sale securities for the fiscal year ended September 30, 2014, 2013and 2012, respectively)	107	2,546	13,755
Gain (loss) on foreclosed real estate	(93)	(268)	(38)
Other income (loss)	250	(63)	320
Total non-interest income	51,738	55,503	69,574

Non-interest expense:
Compensation and benefits	38,155	34,106	31,104
Card processing expense	15,487	15,584	17,373
Occupancy and equipment expense	8,979	8,479	8,489
Legal and consulting expense	4,145	4,048	5,255
Data processing expense	1,316	1,228	1,141
Marketing	1,034	981	1,047
Impairment on assets held for sale	-	589	-
Other expense	9,115	9,388	11,054
Total non-interest expense	78,231	74,403	75,463

Income before income tax expense	18,619	17,122	26,796
Income tax expense (Includes $39, $924 and $5,261 income tax expense reclassified from accumulated other comprehensive income (loss) for the fiscal year ended September 30, 2014, 2013 and 2012, respectively)	2,906	3,704	9,682

Net income	$15,713	$13,418	$17,114

Earnings per common share:
Basic	$2.57	$2.40	$4.94
Diluted	$2.53	$2.38	$4.92

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	For the Years Ended September 30,
	2014	2013	2012

Net income	$15,713	$13,418	$17,114

Other comprehensive income:
Change in net unrealized gain (loss) on securities	26,790	(44,301)	17,280
Losses (gains) realized in net income	(107)	(2,546)	(13,755)
	26,683	(46,847)	3,525
Deferred income tax effect	9,807	(18,049)	1,348
Total other comprehensive income (loss)	16,876	(28,798)	2,177
Total comprehensive income (loss)	$32,589	$(15,380)	$19,291

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2012, 2013 and 2014
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2011	$34	$32,471	$45,494	$6,336	$(3,758)	$80,577

Cash dividends declared on common stock ($.52 per share)	-	-	(1,832)	-	-	(1,832)

Issuance of common shares from the sales of equity securities	22	45,999	-	-	-	46,021

Issuance of 19,669 common shares from treasury stock due to exercise of stock options	-	272	-	-	1,503	1,775

Stock compensation	-	27	-	-	-	27

Change in net unrealized gains on securities available for sale, net	-	-	-	2,177	-	2,177

Net income	-	-	17,114	-	-	17,114

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Cash dividends declared on common stock ($0.52 per share)	-	-	(2,926)	-	-	(2,926)

Issuance of common shares from the sales of equity securities	5	12,713	-	-	-	12,718

Issuance of common shares from treasury stock due to exercise of stock options	-	1,316	-	-	1,232	2,548

Stock compensation	-	165	-	-	-	165

Net change in unrealized losses on securities, net of income taxes	-	-	-	(28,798)	-	(28,798)

Net income	-	-	13,418	-	-	13,418

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Cash dividends declared on common stock ($0.52 per share)	-	-	(3,184)	-	-	(3,184)

Issuance of common shares from the sales of equity securities	1	(52)	-	-	-	(51)

Issuance of common shares due to exercise of stock options and restricted stock units	-	2,080	-	-	296	2,376

Stock compensation	-	88	-	-	-	88

Net change in unrealized losses on securities, net of income taxes	-	-	-	16,876	-	16,876

Net income	-	-	15,713	-	-	15,713

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended September 30,
	2014	2013	2012

Cash flows from operating activities:
Net income	$15,713	$13,418	$17,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	18,147	21,104	20,349
Disbursement of non-real estate consumer loans originated for sale	-	-	(621,285)
Proceeds from sale of non-real estate consumer loans	-	-	623,469
Proceeds from sale of 1-4 family residential mortgage loans	-	-	368
Loss (gain) on sale of loans	-	-	7
Provision (recovery) for loan losses	1,150	-	1,049
Provision (recovery) for deferred taxes	(1,755)	(395)	988
Gain on sale of investments available for sale, net	(107)	(2,546)	(13,755)
(Gain) loss on other assets	50	577	(1,018)
Net change in accrued interest receivable	(2,640)	(1,872)	(2,577)
Impairment on assets held for sale	-	589	-
Net change in other assets	(2,446)	(10,874)	4,653
Net change in accrued interest payable	27	114	(46)
Net change in accrued expenses and other liabilities	(2,326)	(43,183)	50,674
Net cash provided by (used in) operating activities	25,813	(23,068)	79,990

Cash flows from investing activities:
Purchase of securities available for sale	(491,416)	(505,863)	(1,393,844)
Proceeds from sales of securities available for sale	166,804	209,172	678,833
Proceeds from maturities and principal repayments of securities available for sale	81,754	187,245	217,986
Purchase of securities held to maturity	(15,117)	(8,946)	-
Proceeds from maturities and principal repayments of securities held to maturity	16,802	3,837	-
Purchase of bank-owned life insurance	(500)	(18,000)	-
Loans purchased	(343)	(4,699)	(7,697)
Loans sold	(11,747)	(19,922)	(16,740)
Net change in loans receivable	(101,639)	(28,826)	5,011
Proceeds from sales of foreclosed real estate	8	478	4,941
Federal Home Loan Bank stock purchases	(445,971)	(414,833)	(122,189)
Federal Home Loan Bank stock redemptions	434,720	406,959	124,806
Proceeds from the sale of premises and equipment	1,178	-	25
Purchase of premises and equipment	(2,329)	(5,262)	(4,127)
Other, net	-	-	(1,347)
Net cash provided by (used in) investing activities	(367,796)	(198,660)	(514,342)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	48,304	(96,954)	253,973
Net change in time deposits	2,954	32,443	(15,799)
Repayment of FHLB and other borrowings	-	(4,000)	-
Proceeds from federal funds purchased	280,000	190,000	-
Net change in securities sold under agreements to repurchase	1,265	(17,254)	18,345
Cash dividends paid	(3,184)	(2,926)	(1,832)
Stock compensation	88	165	27
Proceeds from issuance of common stock	2,325	15,266	47,796
Other, net	-	-	-
Net cash provided by (used in) financing activities	331,752	116,740	302,510

Net change in cash and cash equivalents	(10,231)	(104,988)	(131,842)

Cash and cash equivalents at beginning of year	40,063	145,051	276,893
Cash and cash equivalents at end of year	$29,832	$40,063	$145,051

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Con't.)
(Dollars in Thousands)

	For the Years Ended September 30,
	2014	2013	2012

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,371	$2,840	$3,609
Income taxes	4,451	3,761	8,424
Franchise taxes	109	70	54

Supplemental disclosure of non-cash investing and financing activities:
Net loans transferred to foreclosed real estate	$-	$165	$3,247
Assets transferred to held for sale	$-	$1,709	$-
Securities transferred from available for sale to held to maturity	$-	$282,195	$-

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

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  The total of those reserve balances was $8.3 million and $4.1 million at September 30, 2014 and 2013, respectively.  The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB, and other private institutions.  At September 30, 2014, the Company had no interest bearing deposits held at the FHLB and $9.1 million in interest bearing deposits held at the FRB.  At September 30, 2014, the Company had no federal funds sold.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES

GAAP require that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta Financial has no trading securities.

The Company classifies the majority of its securities as AFS.  AFS securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  During the 2013 fiscal year, the Company reclassified a portion of its securities portfolio from the AFS to the HTM category.  The reclassification was made to better reflect the revised intentions of the Company to maintain these securities in its portfolio; in response to the potential impact on tangible book value should interest rates rise, due to the mark to market on these bonds; and to mitigate possible negative impacts on its regulatory capital under the proposed Dodd-Frank and Basel III capital guidelines, whereby unrealized losses on AFS securities could become a direct deduction from regulatory capital.  Subsequent to the reclassification and prior to June 30, 2013, the Basel III Accord was finalized and clarified that unrealized losses and gains on securities will not affect regulatory capital for those companies that opt out of the requirement, which the Company intends to do.

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operations at the time of sale.  Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security using the level yield method, is included in income as earned.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model based valuation techniques for which significant assumptions are observable in the market (Level 2 inputs).  The Company considers these valuations supplied by a third party provider which utilizes several sources for valuing fixed-income securities.  Sources utilized by the third party provider include pricing models that vary based by asset class and include available trade, bid, and other market information.  This methodology includes broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs.

Securities Impairment

Management continually monitors the investment securities portfolio for impairment on a security by security basis and has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves the consideration of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, monitoring changes in value, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment for the difference between amortized cost and fair value.  If the Company does not expect to recover the amortized cost basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell the security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income, net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security.  In fiscal 2014, 2013 and 2012, there was no other-than-temporary impairment recorded.

LOANS RECEIVABLE

Loans receivable which management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances reduced by the allowance for loan losses and any deferred fees or costs on originated loans.

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

Loans that are reported as TDRs apply the identical criteria in the determination of whether the loan should be accruing or not accruing.  The event of classifying the loan as a TDR due to a modification of terms may be independent from the determination of accruing interest on a loan.

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

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS

The Company, from time to time, sells whole loans and loan participations, generally without recourse.  Sold loans are not included in the consolidated financial statements.  The Bank generally retains the right to service the sold loans for a fee.  At September 30, 2014 and 2013, the Bank was servicing loans for others with aggregate unpaid principal balances of $22.5 million and $17.3 million, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s estimate of probable loan losses which have been incurred as of the date of the consolidated financial statements.  The allowance for loan losses is increased by a provision for loan losses charged to expense and decreased by charge-offs (net of recoveries).  Estimating the risk of loss and the amount of loss on any loan is necessarily subjective.  Management’s periodic evaluation of the appropriateness of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

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

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated statements of financial condition as a reduction of stockholders’ equity.  Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.  The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.  At September 30, 2014 and 2013, all shares in the ESOP were allocated.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.

INTANGIBLE ASSETS

Intangible assets other than goodwill are amortized.   All intangible assets are subject to an impairment test at least annually or more often if conditions indicate a possible impairment.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and other comprehensive income or loss.  Other comprehensive income includes the change in net unrealized gains and losses on securities available for sale, net of reclassification adjustments and tax effects.  Accumulated other comprehensive income (loss) is recognized as a separate component of stockholders’ equity.

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

ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists.  The objective of this ASU is to eliminate diversity in practice related to this topic.  The ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward except in certain situations.  The Company adopted this ASU effective January 1, 2014, and the adoption did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

This ASU provides guidance on when a loan should be derecognized and collateral assets recognized during an in substance repossession or foreclosure.  The objective of this ASU is to eliminate diversity in practice related to the topic.  The ASU states creditors are considered to have physical possession of residential real estate property when either the creditor obtains title for the property or the borrower transfers all interest in the property through a deed or other legal agreement.  When physical possession occurs, the loan should be derecognized and collateral assets recognized.  This update is effective for annual and interim periods beginning after December 15, 2014, and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606)

This ASU provides guidance on when to recognize revenue from contracts with customers.  The objective of this ASU is to eliminate diversity in practice related to this topic and to develop guidance that would streamline and enhance revenue recognition requirements.  The ASU defines five steps to recognize revenue including, identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation.  This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and the Company is currently assessing the potential impact to the consolidated financial statements.

ASU No. 2014-14, Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

This ASU provides guidance on how to account for certain foreclosed government-guaranteed mortgage loans.  The creditor should recognize a separate other receivable in the amount the creditor expects to recover from the guarantor.  This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2.  EARNINGS PER COMMON SHARE

A reconciliation of the net income and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2014, 2013 and 2012 is presented below.

	2014	2013	2012
	(Dollars in Thousands, Except Share and Per Share Data)
Earnings
Net income	$15,713	$13,418	$17,114

Basic EPS
Weighted average common shares outstanding	6,117,577	5,595,733	3,460,877
Less weighted average nonvested shares	(4,301)	(2,032)	-
Weighted average common shares outstanding	6,113,276	5,593,701	3,460,877

Earnings Per Common Share
Basic	$2.57	$2.40	$4.94

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,113,276	5,593,701	3,460,877
Add dilutive effect of assumed exercises of stock options, net of tax benefits	85,133	53,437	19,601
Weighted average common and dilutive potential common shares outstanding	6,198,409	5,647,138	3,480,478

Earnings Per Common Share
Diluted	$2.53	$2.38	$4.92

Stock options totaling 29,984, 88,828 and 308,351 were not considered in computing diluted earnings per common share for the years ended September 30, 2014, 2013, and 2012, respectively, because they were not dilutive.

NOTE 3.  SECURITIES

Securities available for sale were as follows:

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE

At September 30, 2014
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$48,747	$191	$(2,009)	$46,929
Small business administration securities	66,541	543	(72)	67,012
Non-bank qualified obligations of states and political subdivisions	368,897	2,494	(3,811)	367,580
Mortgage-backed securities	663,690	3,519	(9,339)	657,870
Total debt securities	1,147,875	6,747	(15,231)	1,139,391
Common equities and mutual funds	539	291	(5)	825
Total available for sale securities	$1,148,414	$7,038	$(15,236)	$1,140,216

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE

At September 30, 2013
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$52,897	$136	$(4,249)	$48,784
Small business administration securities	10,099	482	-	10,581
Obligations of states and political subdivisions	1,880	-	(153)	1,727
Non-bank qualified obligations of states and political subdivisions	255,189	-	(16,460)	238,729
Mortgage-backed securities	596,343	3,968	(18,939)	581,372
Total available for sale securities	$916,408	$4,586	$(39,801)	$881,193

Securities held to maturity were as follows:

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE

At September 30, 2014
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,304	$48	$(372)	$18,980
Non-bank qualified obligations of states and political subdivisions	193,595	894	(2,329)	192,160
Mortgage-backed securities	70,034	-	(1,862)	68,172
Total held to maturity securities	$282,933	$942	$(4,563)	$279,312

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE

At September 30, 2013
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$10,003	$-	$(390)	$9,613
Obligations of states and political subdivisions	19,549	13	(1,220)	18,342
Non-bank qualified obligations of states and political subdivisions	181,547	-	(12,085)	169,462
Mortgage-backed securities	76,927	-	(3,826)	73,101
Total held to maturity securities	$288,026	$13	$(17,521)	$270,518

Included in securities available for sale are trust preferred securities as follows:

At September 30, 2014	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating

Issuer(1)
	(Dollars in Thousands)

Key Corp. Capital I	$4,985	$4,400	$(585)	BB+	Baa3
Huntington Capital Trust II SE	4,977	4,300	(677)	BB	Baa3
PNC Capital Trust	4,962	4,400	(562)	BBB-	Baa2
Wells Fargo (Corestates Capital) Trust	4,444	4,400	(44)	BBB+	A3
Total	$19,368	$17,500	$(1,868)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

At September 30, 2013	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating

Issuer(1)
	(Dollars in Thousands)

Key Corp. Capital I	$4,984	$4,100	$(884)	BBB-	Baa3
Huntington Capital Trust II SE	4,976	4,075	(901)	BB+	Baa3
PNC Capital Trust	4,959	4,175	(784)	BBB	Baa2
Wells Fargo (Corestates Capital) Trust	4,399	4,050	(349)	A-	A3
Total	$19,318	$16,400	$(2,918)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

Management has a process to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security, monitoring changes in value, and projecting cash flows.  Other factors, but not necessarily all, considered are:  that the risk of loss is minimized and easier to determine due to the single-issuer, rather than pooled, nature of the securities, the financial condition of the issuers listed, and whether there have been any payment deferrals or defaults to-date.  Such factors are subject to change over time.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2014 and 2013 are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2014
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$6,073	$(47)	$25,359	$(1,962)	$31,432	$(2,009)
Small Business Administration securities	8,454	(72)	-	-	8,454	(72)
Non-bank qualified obligations of states and political subdivisions	27,062	(70)	191,146	(3,741)	218,208	(3,811)
Mortgage-backed securities	238,980	(1,248)	234,347	(8,091)	473,327	(9,339)
Total debt securities	280,569	(1,437)	450,852	(13,794)	731,421	(15,231)
Common equities and mutual funds	123	(5)	-	-	123	(5)
Total available for sale securities	$280,692	$(1,442)	$450,852	$(13,794)	$731,544	$(15,236)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2013
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$29,312	$(1,433)	$13,477	$(2,816)	$42,789	$(4,249)
Obligations of states and political subdivisions	1,727	(153)	-	-	1,727	(153)
Non-bank qualified obligations of states and political subdivisions	238,729	(16,460)	-	-	238,729	(16,460)
Mortgage-backed securities	357,850	(18,939)	-	-	357,850	(18,939)
Total available for sale securities	$627,618	$(36,985)	$13,477	$(2,816)	$641,095	$(39,801)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2014
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,056	$(2)	$14,079	$(370)	$15,135	$(372)
Non-bank qualified obligations of states and political subdivisions	-	-	147,949	(2,329)	147,949	(2,329)
Mortgage-backed securities	-	-	68,172	(1,862)	68,172	(1,862)
Total held to maturity securities	$1,056	$(2)	$230,200	$(4,561)	$231,256	$(4,563)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2013
	(Dollars in Thousands)
Debt securities
Agency and instrumentality securities	$9,613	$(390)	-	-	9,613	(390)
Obligations of states and political subdivisions	17,253	(1,220)	-	-	17,253	(1,220)
Non-bank qualified obligations of states and political subdivisions	169,462	(12,085)	-	-	169,462	(12,085)
Mortgage-backed securities	73,101	(3,826)	-	-	73,101	(3,826)
Total held to maturity securities	$269,429	$(17,521)	$-	$-	$269,429	$(17,521)

As of September 30, 2014, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2014 and 2013.

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

Available For Sale	AMORTIZED COST	FAIR VALUE

September 30, 2014	(Dollars in Thousands)

Due in one year or less	$2,999	$3,048
Due after one year through five years	9,922	10,079
Due after five years through ten years	285,413	285,698
Due after ten years	185,851	182,696
	484,185	481,521
Mortgage-backed securities	663,690	657,870
Common equities and mutual funds	539	825
Total available for sale securities	$1,148,414	$1,140,216

	AMORTIZED COST	FAIR VALUE

September 30, 2013	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	9,929	10,061
Due after five years through ten years	162,203	155,014
Due after ten years	147,933	134,746
	320,065	299,821
Mortgage-backed securities	596,343	581,372
Total available for sale securities	$916,408	$881,193

Held To Maturity	AMORTIZED COST	FAIR VALUE

September 30, 2014	(Dollars in Thousands)

Due in one year or less	$347	$348
Due after one year through five years	4,726	4,718
Due after five years through ten years	91,532	89,984
Due after ten years	116,294	116,090
	212,899	211,140
Mortgage-backed securities	70,034	68,172
Total held to maturity securities	$282,933	$279,312

	AMORTIZED COST	FAIR VALUE

September 30, 2013	(Dollars in Thousands)

Due in one year or less	$649	$649
Due after one year through five years	2,234	2,203
Due after five years through ten years	50,547	47,519
Due after ten years	157,669	147,046
	211,099	197,417
Mortgage-backed securities	76,927	73,101
Total held to maturity securities	$288,026	$270,518

Activities related to the sale of securities available for sale are summarized below.

	2014	2013	2012
	(Dollars in Thousands)

Proceeds from sales	$166,804	$209,172	$678,833
Gross gains on sales	2,292	2,947	15,426
Gross losses on sales	2,185	401	1,671

NOTE 4.  LOANS RECEIVABLE, NET

Year-end loans receivable were as follows:

	September 30, 2014	September 30, 2013
	(Dollars in Thousands)

1-4 Family Real Estate	$116,395	$82,287
Commercial and Multi-Family Real Estate	224,302	192,786
Agricultural Real Estate	56,071	29,552
Consumer	29,329	30,314
Commercial Operating	30,846	16,264
Agricultural Operating	42,258	33,750
Total Loans Receivable	499,201	384,953

Less:
Allowance for Loan Losses	(5,397)	(3,930)
Net Deferred Loan Origination Fees	(797)	(595)
Total Loans Receivable, Net	$493,007	$380,428

Annual activity in the allowance for loan losses was as follows:
Year ended September 30,	2014	2013	2012
	(Dollars in Thousands)

Beginning balance	$3,930	$3,971	$4,926
Provision (recovery) for loan losses	1,150	-	1,049
Recoveries	367	179	99
Charge offs	(50)	(220)	(2,103)
Ending balance	$5,397	$3,930	$3,971

Allowance for Loan Losses and Recorded Investment in loans at September 30, 2014 and 2013 are as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total
	(Dollars in Thousands)
Year Ended September 30, 2014

Allowance for loan losses:
Beginning balance	$333	$1,937	$112	$74	$49	$267	$1,158	$3,930
Provision (recovery) for loan losses	217	(709)	151	4	26	502	959	1,150
Charge offs	-	-	-	-	-	(50)	-	(50)
Recoveries	2	347	-	-	18	-	-	367
Ending balance	$552	$1,575	$263	$78	$93	$719	$2,117	$5,397

Ending balance: individually evaluated for impairment	23	350	-	-	-	340	-	713
Ending balance: collectively evaluated for impairment	529	1,225	263	78	93	379	2,117	4,684
Total	$552	$1,575	$263	$78	$93	$719	$2,117	$5,397

Loans:
Ending balance: individually evaluated for impairment	387	5,655	-	-	22	340	-	6,404
Ending balance: collectively evaluated for impairment	116,008	218,647	56,071	29,329	30,824	41,918	-	492,797
Total	$116,395	$224,302	$56,071	$29,329	$30,846	$42,258	$-	$499,201

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Unallocated	Total
	(Dollars in Thousands)
Year Ended September 30, 2013

Allowance for loan losses:
Beginning balance	$193	$3,113	$1	$3	$49	$-	$612	$3,971
Provision (recovery) for loan losses	163	(1,095)	111	71	(63)	267	546	-
Charge offs	(25)	(194)	-	(1)	-	-	-	(220)
Recoveries	2	113	-	1	63	-	-	179
Ending balance	$333	$1,937	$112	$74	$49	$267	$1,158	$3,930

Ending balance: individually evaluated for impairment	25	404	-	-	-	-	-	429
Ending balance: collectively evaluated for impairment	308	1,533	112	74	49	267	1,158	3,501
Total	$333	$1,937	$112	$74	$49	$267	$1,158	$3,930

Loans:
Ending balance: individually evaluated for impairment	641	6,634	-	-	45	-	-	7,320
Ending balance: collectively evaluated for impairment	81,646	186,152	29,552	30,314	16,219	33,750	-	377,633
Total	$82,287	$192,786	$29,552	$30,314	$16,264	$33,750	$-	$384,953

The asset classification of loans at September 30, 2014 and 2013, are as follows:

September 30, 2014	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total
	(Dollars in Thousands)

Pass	$115,700	$222,074	$52,364	$29,329	$30,709	$32,261	$482,437
Watch	369	852	273	-	137	369	2,000
Special Mention	81	96	1,660	-	-	63	1,900
Substandard	245	1,280	1,774	-	-	9,565	12,864
Doubtful	-	-	-	-	-	-	-
	$116,395	$224,302	$56,071	$29,329	$30,846	$42,258	$499,201

September 30, 2013	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Total
	(Dollars in Thousands)

Pass	$81,719	$177,513	$26,224	$30,314	$16,251	$26,362	$358,383
Watch	239	7,791	3,328	-	13	1,690	13,061
Special Mention	84	102	-	-	-	5,698	5,884
Substandard	245	7,380	-	-	-	-	7,625
Doubtful	-	-	-	-	-	-	-
	$82,287	$192,786	$29,552	$30,314	$16,264	$33,750	$384,953

The loan classification and risk rating definitions are as follows:

Pass- A pass asset is of sufficient quality in terms of repayment, collateral and management to preclude a special mention or an adverse rating.

Watch- A watch asset is generally a credit performing well under current terms and conditions but with identifiable weakness meriting additional scrutiny and corrective measures.  Watch is not a regulatory classification but can be used to designate assets that are exhibiting one or more weaknesses that deserve management’s attention.  These assets are of better quality than special mention assets.

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

Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is charged against current income.  The loan will remain on a non-accrual status until the loan establishes satisfactory payment performance.  Past due loans at September 30, 2014 and 2013 are as follows:

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$111	$37	$-	$148	$115,966	$281	$116,395
Commercial and Multi-Family Real Estate	-	-	-	-	223,990	312	224,302
Agricultural Real Estate	-	-	-	-	56,071	-	56,071
Consumer	2	12	54	68	29,261	-	29,329
Commercial Operating	-	-	-	-	30,846	-	30,846
Agricultural Operating	-	-	-	-	41,918	340	42,258
Total	$113	$49	$54	$216	$498,052	$933	$499,201

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$53	$-	$245	$298	$81,744	$245	$82,287
Commercial and Multi-Family Real Estate	102	-	107	209	192,150	427	192,786
Agricultural Real Estate	1,169	-	-	1,169	28,383	-	29,552
Consumer	29	21	13	63	30,251	-	30,314
Commercial Operating	-	-	-	-	16,257	7	16,264
Agricultural Operating	-	-	-	-	33,750	-	33,750
Total	$1,353	$21	$365	$1,739	$382,535	$679	$384,953

Impaired loans at September 30, 2014 and 2013 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2014	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$142	$142	$-
Commercial and Multi-Family Real Estate	4,375	4,375	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	22	22	-
Agricultural Operating	-	-	-
Total	$4,539	$4,539	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$245	$245	$23
Commercial and Multi-Family Real Estate	1,280	1,280	350
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	340	340	340
Total	$1,865	$1,865	$713

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2013	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$359	$359	$-
Commercial and Multi-Family Real Estate	4,527	4,535	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	45	60	-
Agricultural Operating	-	-	-
Total	$4,931	$4,954	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$282	$282	$25
Commercial and Multi-Family Real Estate	2,107	2,107	404
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	-	-	-
Total	$2,389	$2,389	$429

Cash interest collected on impaired loans was not material during the years ended September 30, 2014 and 2013.

The following table provides the average recorded investment in impaired loans for the years ended September 30, 2014 and 2013.

	Year Ended September 30,
	2014	2013
	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)

1-4 Family Real Estate	$574	$596
Commercial and Multi-Family Real Estate	6,526	8,480
Agricultural Real Estate	-	-
Consumer	-	1
Commercial Operating	34	51
Agricultural Operating	29	-
Total	$7,163	$9,128

For fiscal 2014 and 2013, the Company’s TDRs (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table.

No TDRs were recorded during fiscal 2014 or 2013.  Also, no TDRs which had been modified during the 12-month period prior to default had a payment default during fiscal 2014 or 2013.

Virtually all of the Company’s originated loans are to Iowa and South Dakota-based individuals and organizations.  The Company’s purchased loans totaled $9.7 million at September 30, 2014, which were secured by properties located, as a percentage of total loans, as follows:  1% each in North Dakota and Oregon.

The Company originates and purchases commercial real estate loans.  These loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production.  The Company’s commercial real estate loans include $40.7 million of loans secured by hotel properties and $62.3 million of multi-family properties at September 30, 2014.  The Company’s commercial real estate loans include $34.8 million of loans secured by hotel properties and $52.0 million of multi-family properties at September 30, 2013.  The remainder of the commercial real estate portfolio is diversified by industry.  The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Non-accruing loans were $0.9 million and $0.7 million at September 30, 2014 and 2013, respectively.  There were $54,000 and $13,000 accruing loans delinquent 90 days or more at September 30, 2014 and 2013, respectively.  For the year ended September 30, 2014, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $152,000, of which none was included in interest income.

NOTE 5.  LOAN SERVICING

Loans serviced for others are not reported as assets.  The unpaid principal balances of these loans at year end were as follows:

September 30,	2014	2013	2012
	(Dollars in Thousands)

Mortgage loan portfolios serviced for Fannie Mae	$5,948	$7,361	$11,240
Other	16,576	9,930	3,251
	$22,524	$17,291	$14,491

NOTE 6.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

September 30,	2014	2013
	(Dollars in Thousands)

Land	$1,673	$1,679
Buildings	12,275	12,275
Furniture, fixtures, and equipment	30,947	28,430
	44,895	42,384
Less accumulated depreciation	(28,433)	(24,720)
	$16,462	$17,664

Depreciation expense of premises, furniture, and equipment included in occupancy and equipment expense was approximately $3.5 million, $3.3 million, and $3.5 million for the years ended September 30, 2014, 2013, and 2012, respectively.

NOTE 7.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $100,000 or more were approximately $87.1 million and $78.6 million at September 30, 2014, and 2013, respectively.

At September 30, 2014, the scheduled maturities of time certificates of deposits were as follows for the years ending:

September 30,
(Dollars in Thousands)

2015	$106,078
2016	15,721
2017	7,850
2018	3,153
2019	1,751
Total Certificates	$134,553

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.  Previous to the legislation in 2010, the coverage of $250,000 was temporary until December 2013.

NOTE 8.  ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

At September 30, 2014, the Company’s advances from the FHLB had fixed rates ranging from 6.97% to 7.01% with a weighted average rate of 6.98%.  The scheduled maturities of FHLB advances were as follows for the years ending:

September 30,
(Dollars in Thousands)

2015	$-
2016	-
2017	-
2018	-
2019	5,000
Thereafter	2,000
Total FHLB Advances	$7,000

The Company had $470.0 million of overnight federal funds purchased from the FHLB as of September 30, 2014.

As of September 30, 2013, the Company’s advances from the FHLB totaled $7.0 million and carried a weighted average rate of 6.98%.  The Company had $190.0 million in overnight federal funds purchased from the FHLB at September 30, 2013.

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

At year-end 2014, and 2013, the Bank pledged securities with fair values of approximately $422.9 million and $409.6 million, respectively, against specific FHLB advances.  In addition, qualifying mortgage loans of approximately $83.3 million, and $62.9 million were pledged as collateral at September 30, 2014 and 2013, respectively.

NOTE 9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled approximately $10.4 million and $9.1 million at September 30, 2014 and 2013, respectively.

An analysis of securities sold under agreements to repurchase follows:

September 30,	2014	2013
	(Dollars in Thousands)

Highest month-end balance	$33,999	$19,901
Average balance	10,137	10,540
Weighted average interest rate for the year	0.52%	0.52%
Weighted average interest rate at year end	0.52%	0.53%

The Company pledged securities with fair values of approximately $36.4 million at September 30, 2014, as collateral for securities sold under agreements to repurchase.  There were $20.9 million securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2013.

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

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely subordinated debt securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of London Interbank Offered Rate (“LIBOR”) plus 3.75% (4.08% at September 30, 2014, and 4.15% at September 30, 2013), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

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

NOTE 11.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees who have 1,000 hours of employment with the Bank, have worked one year at the Bank and who have attained age 21.  ESOP expense of $703,000, $694,000 and $696,000 was recorded for the years ended September 30, 2014, 2013, and 2012, respectively.  Contributions of $850,406, $485,548 and $659,000 were made to the ESOP during the years ended September 30, 2014, 2013 and 2012, respectively.

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

For the years ended September 30, 2014, 2013 and 2012, 24,125 shares, 17,715 shares and 27,846 shares with a fair value of $35.25, $37.99 and $23.65 per share, respectively, were released.  Also for the years ended September 30, 2014, 2013 and 2012, allocated shares and total ESOP shares reflect 10,643 shares, 45,225 shares and 28,486 shares, respectively, withdrawn from the ESOP by participants who are no longer with the Company or by participants diversifying their holdings.  At September 30, 2014 and 2013 there were 2,529 and 3,526 shares purchased for dividend reinvestment.  At September 30, 2012, no shares were purchased for dividend reinvestment.

Year-end ESOP shares are as follows:

September 30,	2014	2013	2012
	(Dollars in Thousands)

Allocated shares	239,879	223,868	247,814
Unearned shares	-	-	-
Total ESOP shares	239,879	223,868	247,814

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the years ended September 30, 2014, 2013 and 2012 was $948,000, $774,000 and $775,000, respectively.

NOTE 12.  SHARE BASED COMPENSATION PLANS

The Company maintains the 2002 Omnibus Incentive Plan which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company.  Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2014, 2013 and 2012.

Year Ended September 30,	2014	2013	2012
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $66, $51 and $30, respectively	$120	$103	$76

As of September 30, 2014, stock-based compensation expense not yet recognized in income totaled $56,000 which is expected to be recognized over a weighted average remaining period of 1.90 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Options are issued for 10 year periods with 100% vesting generally occurring either at grant date or over a four year period.  No options were granted during the years ended September 30, 2014, 2013 and 2012.  The intrinsic value of options exercised during the years ended September 30, 2014, 2013 and 2012 were $1.4 million, $807,000 and $117,000, respectively.

Shares are granted each year to Directors which vest immediately.  The fair value is determined based on the fair market value of the Company’s stock on the grant date.  The total fair value of director’s shares granted during the years ended September 30, 2014, 2013 and 2012 was $124,000, $113,000 and $79,000, respectively.

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2014; however, previously awarded options were exercised under this plan during the year.

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2014 and 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value

	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2013	318,648	$24.44	4.18	$4,376
Granted	-	-	-	-
Exercised	(82,882)	22.31	-	1,389
Forfeited or expired	-	-	-	-
Options outstanding, September 30, 2014	235,766	$25.20	3.78	$2,507

Options exercisable end of year	235,766	$25.20	3.78	$2,507

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value

	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2012	389,358	$23.52	5.08	$1,199
Granted	-	-
Exercised	(65,399)	18.09		807
Forfeited or expired	(5,311)	35.06		-
Options outstanding, September 30, 2013	318,648	$24.44	4.18	$4,376

Options exercisable end of year	315,898	$24.40	4.16	$4,352

The following tables show the activity of nonvested (restricted) shares granted, vested, or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2014 and 2013.

	Number of Shares	Weighted Average Fair Value At Grant

	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2013	4,000	$25.67
Granted	4,267	37.82
Vested	(4,267)	35.07
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2014	4,000	$28.61

	Number of Shares	Weighted Average Fair Value At Grant

	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2012	-	$-
Granted	8,900	24.20
Vested	(4,900)	23.00
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2013	4,000	$25.67

NOTE 13.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.

The provision for income taxes consists of:

Years ended September 30,	2014	2013	2012
	(Dollars in Thousands)
Federal:
Current	$3,787	$2,847	$7,734
Deferred	(1,765)	(536)	858
	2,022	2,311	8,592

State:
Current	874	1,252	960
Deferred	10	141	130
	884	1,393	1,090

Income tax expense	$2,906	$3,704	$9,682

Total income tax expense differs from the statutory federal income tax rate as follows:

Years ended September 30,	2014	2013	2012
	(Dollars in Thousands)

Income tax expense at federal tax rate	$6,517	$5,993	$9,378
Increase (decrease) resulting from:
State income taxes net of federal benefit	575	1,092	708
Nontaxable buildup in cash surrender value	(399)	(349)	(179)
Incentive stock option expense	(187)	(97)	10
Tax exempt income	(3,594)	(2,815)	(244)
Nondeductible expenses	120	41	37
Other, net	(126)	(161)	(28)
Total income tax expense (benefit)	$2,906	$3,704	$9,682

The components of the net deferred tax asset (liability) at September 30, 2014 and 2013 are:

September 30,	2014	2013
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$1,955	$1,426
Deferred compensation	708	446
Stock based compensation	271	293
Operational reserve	464	494
AMT Credit	2,239	1,113
Net unrealized losses on securities available for sale	2,969	12,776
Indirect tax benefits of unrecognized tax positions	376	-
Other assets	759	1,157
	9,741	17,705

Deferred tax liabilities:
FHLB stock dividend	(410)	(411)
Premises and equipment	(1,060)	(1,366)
Patents	(937)	(849)
Prepaid expenses	(743)	(782)
	(3,150)	(3,408)

Net deferred tax assets (liabilities)	$6,591	$14,297

As of September 30, 2014 and 2013, the Company had a gross deferred tax asset of $780,000 and $704,000, respectively, for state cumulative net operating loss carryforwards, which was fully reserved for as the Company does not anticipate any state taxable income at the holding company level in future periods.

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987, totaling $6.7 million for the Bank.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2014, and 2013.  If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

The provisions of ASC 740, Income Taxes, address the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements.  Under ASC 740, the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination, with a tax examination being presumed to occur, including the resolution of any related appeals or litigation.  The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review.  While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the consolidated financial statements and the final resolution of a tax issue during the period.

The tax years ended September 30, 2011, and later remain subject to examination by the Internal Revenue Service.  For state purposes, the tax years ended September 30, 2011, and later remain open for examination, with few exceptions.  A federal income tax review is currently underway with the Internal Revenue Service for the year ended September 30, 2012.   The Company does not expect any material adjustments from the review. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.  Finally, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2014 and 2013 with the exception of the state cumulative net operating loss carryforwards discussed above.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended September 30, 2014 and 2013, follows:

September 30,	2014	2013
	(Dollars in Thousands)

Balance at beginning of year	$931	$164
Additions for tax positions related to the current year	118	114
Additions for tax positions related to the prior years	-	653
Reductions for tax positions due to settlement with taxing authorities	(16)	-
Reductions for tax positions related to prior years	(50)	-
Balance at end of year	$983	$931

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $649,000 as of September 30, 2014.  The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits was $124,000 as of September 30, 2014.  The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2014, the Bank met all capital adequacy requirements.

The Bank’s actual and required capital amounts and ratios are presented in the following table.

					Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Requirement For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount		Ratio
(Dollars in Thousands)

September 30, 2014

MetaBank
Tangible capital (to tangible assets)	$176,388	8.60%	$30,771	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	176,388	8.60	82,057	4.00		102,571	5.00
Tier 1 (core) capital (to risk-weighted assets)	176,388	20.95	33,672	4.00		50,508	6.00
Total risk based capital (to risk-weighted assets)	181,786	21.59	67,344	8.00		84,180	10.00

September 30, 2013

MetaBank
Tangible capital (to tangible assets)	$160,145	9.38%	$25,608	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	160,145	9.38	68,289	4.00		85,362	5.00
Tier 1 (core) capital (to risk-weighted assets)	160,145	22.44	28,551	4.00		42,827	6.00
Total risk based capital (to risk-weighted assets)	164,076	22.99	57,103	8.00		71,378	10.00

Regulations limit the amount of dividends and other capital distributions that may be paid by a financial institution without prior approval of its primary regulator.  The regulatory restriction is based on a three-tiered system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions.  The Bank is currently a Tier 1 institution.  Accordingly, the Bank can make, without prior regulatory approval, distributions during a calendar year up to 100% of their retained net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) as long as they remain well-capitalized, as defined in prompt corrective action regulations, following the proposed distribution.  Accordingly, at September 30, 2014, approximately $45.0 million of the Bank’s retained earnings were potentially available for distribution to the Company.

On July 21, 2011, pursuant to the Dodd Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve.  The OCC is now responsible for the ongoing examination, supervision and regulation of the Bank, including matters with respect to the Consent Order against the Bank.  The Dodd Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing the federal savings banks.  The Federal Reserve is now responsible for the ongoing examination, supervision and regulation of the Company, including matters with respect to the Consent Order against the Company.  Prior to passage of the Dodd-Frank Act, the OTS had issued supervisory directives to the Bank, consent orders to the Bank and the Company, and had taken other regulatory action to require the Bank to reimburse certain consumers in connection with a credit program that was discontinued.  All supervisory directives have been terminated, and on August 7, 2014 the OCC terminated the Bank’s Consent Order.  The Consent Order against the Company is still in effect, although management believes its effect on the Company’s financial condition and results of operations has been and will continue to be immaterial.  The Company anticipates (but cannot guarantee) that the order will be terminated in the first calendar quarter of 2015.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2014 and 2013, unfunded loan commitments approximated $96.0 million and $102.9 million respectively, excluding undisbursed portions of loans in process.  Unfunded loan commitments at September 30, 2014 and 2013 were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The exposure to credit loss in the event of nonperformance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments.

Since certain commitments to make loans and to fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.  In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

Securities with fair values of approximately $5.8 million and $5.6 million at September 30, 2014 and 2013, respectively, were pledged as collateral for public funds on deposit.  There were no securities pledged as collateral for individual, trust and estate deposits at September 30, 2014.  Securities with fair values of approximately $7.4 million at September 30, 2013, were pledged as collateral for individual, trust and estate deposits.

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

NOTE 16.  LEASE COMMITMENTS

The Company has leased property under various non-cancelable operating lease agreements which expire at various times through 2036, and require annual rentals ranging from $3,400 to $789,000 plus the payment of the property taxes, normal maintenance, and insurance on certain property.

The following table shows the total minimum rental commitment at September 30, 2014, under the leases.

Year Ending September 30,
(Dollars in Thousands)

2015	$1,218
2016	1,219
2017	1,225
2018	1,035
2019	986
Thereafter	13,135
Total Leases Commitments	$18,818

NOTE 17.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker.  Operating segments are aggregated into reportable segments if certain criteria are met.  The Company has determined that it has two reportable segments.  The first reportable segment, Retail Banking, consists of its banking subsidiary, the Bank.  The Bank operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The second reportable segment, MPS, is a division of the Bank.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of ATMs into the debit networks, credit programs, Automated Clearing House (“ACH”) origination services, gift card programs, rebate programs, travel programs, and tax related programs.  The remaining grouping under the caption “All Others” consists of the operations of the Company and Meta Trust and inter-segment eliminations.

Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

	Retail Banking	Meta Payment Systems®	All Others	Total

Year Ended September 30, 2014
Interest income	$31,635	$17,025	$-	$48,660
Interest expense	1,926	124	348	2,398
Net interest income (expense)	29,709	16,901	(348)	46,262
Provision (recovery) for loan losses	1,150	-	-	1,150
Non-interest income	3,214	48,524	-	51,738
Non-interest expense	21,227	56,234	770	78,231
Income (loss) before income tax expense (benefit)	10,546	9,191	(1,118)	18,619
Income tax expense (benefit)	1,846	1,482	(422)	2,906
Net income (loss)	$8,700	$7,709	$(696)	$15,713

Inter-segment revenue (expense)	$12,793	$(12,793)	$-	$-
Total assets	805,494	1,245,110	3,427	2,054,031
Total deposits	273,399	1,099,548	(6,406)	1,366,541

	Retail Banking	Meta Payment Systems®	All Others	Total

Year Ended September 30, 2013
Interest income	$24,169	$14,807	$-	$38,976
Interest expense	2,361	124	469	2,954
Net interest income (expense)	21,808	14,683	(469)	36,022
Provision (recovery) for loan losses	-	-	-	-
Non-interest income	5,226	50,290	(13)	55,503
Non-interest expense	19,479	53,983	941	74,403
Income (loss) before income tax expense (benefit)	7,555	10,990	(1,423)	17,122
Income tax expense (benefit)	1,615	2,611	(522)	3,704
Net income (loss)	$5,940	$8,379	$(901)	$13,418

Inter-segment revenue (expense)	$12,106	$(12,106)	$-	$-
Total assets	487,754	1,201,531	2,704	1,691,989
Total deposits	260,525	1,063,770	(9,012)	1,315,283

	Retail Banking	Meta Payment Systems®	All Others	Total

Year Ended September 30, 2012
Interest income	$24,856	$12,441	$-	$37,297
Interest expense	2,877	204	482	3,563
Net interest income (expense)	21,979	12,237	(482)	33,734
Provision (recovery) for loan losses	1,050	(1)	-	1,049
Non-interest income	16,592	52,957	25	69,574
Non-interest expense	20,569	54,686	208	75,463
Income (loss) before tax	16,952	10,509	(665)	26,796
Income tax expense (benefit)	5,963	3,993	(274)	9,682
Net income (loss)	$10,989	$6,516	$(391)	$17,114

Inter-segment revenue (expense)	$11,603	$(11,603)	$-	$-
Total assets	418,137	1,230,925	1,936	1,650,998
Total deposits	216,912	1,167,364	(4,482)	1,379,794

The following tables present gross profit data for MPS for the years ended September 30, 2014, 2013 and 2012, respectively.

Year Ended September 30,	2014	2013	2012

Interest income	$17,025	$14,807	$12,441
Interest expense	124	124	204
Net interest income	16,901	14,683	12,237

Provision (recovery) for loan losses	-	-	(1)
Non-interest income	48,524	50,290	52,957
Card processing expense	15,457	15,546	17,323
Gross Profit	49,968	49,427	47,872

Other non-interest expense	40,777	38,437	37,363

Income (loss) before income tax expense (benefit)	9,191	10,990	10,509
Income tax expense	1,482	2,611	3,993
Net Income	$7,709	$8,379	$6,516

NOTE 18.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2014	2013
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$9,439	$11,386
Investment in subsidiaries	175,568	142,199
Other assets	393	329
Total assets	$185,400	$153,914

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Subordinated debentures	$10,310	$10,310
Other liabilities	288	620
Total liabilities	$10,598	$10,930

STOCKHOLDERS' EQUITY
Common stock	62	61
Additional paid-in capital	95,079	92,963
Retained earnings	83,797	71,268
Accumulated other comprehensive income (loss)	(3,409)	(20,285)
Treasury stock, at cost	(727)	(1,023)
Total stockholders' equity	$174,802	$142,984
Total liabilities and stockholders' equity	$185,400	$153,914

CONDENSED STATEMENTS OF OPERATIONS

Years ended September 30,	2014	2013	2012
	(Dollars in Thousands)
Total other income	$-	$-	$25

Interest expense	348	469	482
Other expense	770	941	209
Total expense	1,118	1,410	691

Loss before income taxes and equity in undistributed net income of subsidiaries	(1,118)	(1,410)	(666)

Income tax benefit	(422)	(509)	(275)

Loss before equity in undistributed net income of subsidiaries	(696)	(901)	(391)

Equity in undistributed net income of subsidiaries	16,409	14,319	17,505

Net income	$15,713	$13,418	$17,114

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2014	2013	2012
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,713	$13,418	$17,114
Adjustments to reconcile net income to net cash provided by (used in) operating activites
Depreciation, amortization and accretion, net	(310)	-	-
Equity in undistributed net income of subsidiaries	(16,409)	(14,319)	(17,505)
Change in other assets	246	54	498
Change in other liabilities	(332)	(339)	865
Net cash provided by (used in) operating activities	(1,092)	(1,186)	972

CASH FLOWS FROM INVESTING ACTIVITES
Capital contributions to subsidiaries	-	(6,000)	(42,482)
Net cash provided by (used in)investing activites	-	(6,000)	(42,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(3,184)	(2,926)	(1,832)
Stock compensation	4	165	27
Proceeds from issuance of common stock	(51)	12,718	47,796
Proceeds from exercise of stock options	2,376	2,548	-
Other, net	-	(38)	-
Net cash provided by (used in) financing activities	(855)	12,467	45,991

Net change in cash and cash equivalents	$(1,947)	$5,281	$4,481

CASH AND CASH EQUIVALENTS
Beginning of year	$11,386	$6,105	$1,624
End of year	$9,439	$11,386	$6,105

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.  For further discussion, see Note 14 herein.

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)

Fiscal Year 2014
Interest income	$11,162	$12,063	$12,566	$12,869
Interest expense	649	544	638	567
Net interest income	10,513	11,519	11,928	12,302
Provision (recovery) for loan losses	-	300	300	550
Net Income (loss)	4,002	4,144	4,204	3,363
Earnings (loss) per common and common equivalent share
Basic	$0.66	$0.68	$0.69	$0.54
Diluted	0.65	0.67	0.68	0.53
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2013
Interest income	$9,630	$9,718	$9,825	$9,803
Interest expense	833	813	666	642
Net interest income	8,797	8,905	9,159	9,161
Provision (recovery) for loan losses	-	(300)	-	300
Net Income (loss)	3,125	3,147	3,672	3,474
Earnings (loss) per common and common equivalent share
Basic	$0.57	$0.57	$0.67	$0.59
Diluted	0.57	0.57	0.66	0.58
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2012
Interest income	$9,615	$10,299	$9,149	$8,234
Interest expense	977	888	857	841
Net interest income	8,638	9,411	8,292	7,393
Provision (recovery) for loan losses	699	200	150	-
Net Income (loss)	3,091	9,970	2,387	1,666
Earnings (loss) per common and common equivalent share
Basic	$0.97	$3.12	$0.67	$0.18
Diluted	0.97	3.10	0.66	0.19
Dividend declared per share	0.13	0.13	0.13	0.13

NOTE 20.  FAIR VALUES OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system and requires disclosures about fair value measurement.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.

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

There were no transfers between levels of the fair value hierarchy for the years ended September 30, 2014 and 2013.

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  The Company’s Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at September 30, 2014 and had no Level 1 or Level 3 securities at September 30, 2013.

The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or valuation based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model based valuation techniques for which significant assumptions are observable in the market (Level 2 inputs).  The Company considers these valuations supplied by a third party provider which utilizes several sources for valuing fixed-income securities.  These sources include Interactive Data Corporation, Reuters, Standard and Poor’s, Bloomberg Financial Markets, Street Software Technology, and the third party provider’s own matrix and desk pricing.  The Company, no less than annually, reviews the third party’s methods and source’s methodology for reasonableness and to ensure an understanding of inputs utilized in determining fair value.  Sources utilized by the third party provider include but are not limited to pricing models that vary based by asset class and include available trade, bid, and other market information.  This methodology includes but is not limited to broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs. Monthly, the Company receives and compares prices provided by multiple securities dealers and pricing providers to validate the accuracy and reasonableness of prices received from the third party provider. On a monthly basis, the Investment Committee reviews mark-to-market changes in the securities portfolio for reasonableness.

The following table summarizes the fair values of securities available for sale and held to maturity at September 30, 2014 and 2013.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value at Sepember 30, 2014
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$46,929	$-	$46,929	$-	$-	$-	$-	$-
Small business administration securities	67,012	-	67,012	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	18,980	-	18,980	-
Non-bank qualified obligations of states and political subdivisions	367,580	-	367,580	-	192,160	-	192,160	-
Mortgage-backed securities	657,870	-	657,870	-	68,172	-	68,172	-
Total debt securities	1,139,391	-	1,139,391	-	279,312	-	279,312	-
Common equities and mutual funds	825	825	-	-	-	-	-	-
Total securities	$1,140,216	$825	$1,139,391	$-	$279,312	$-	$279,312	$-

	Fair Value at September 30, 2013
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$48,784	$-	$48,784	$-	$-	$-	$-	$-
Agency and instrumentality securities	-	-	-	-	9,613	-	9,613	-
Small business administration securities	10,581	-	10,581	-	-	-	-	-
Obligations of states and political subdivisions	1,727	-	1,727	-	18,342	-	18,342	-
Non-bank qualified obligations of states and political subdivisions	238,729	-	238,729	-	169,462	-	169,462	-
Mortgage-backed securities	581,372	-	581,372	-	73,101	-	73,101	-
Total securities	$881,193	$-	$881,193	$-	$270,518	$-	$270,518	$-

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at September 30, 2014 and 2013 represent the lower of the new cost basis or the fair value less selling costs of foreclosed assets that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of September 30, 2014 and 2013.

	Fair Value at September 30, 2014
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Impaired Loans, net
1-4 Family Real Estate	$222	$-	$-	$222
Commercial and Multi-Family Real Estate	930	-	-	930
Total Impaired Loans	1,152	-	-	1,152
Foreclosed Assets, net	15	-	-	15
Total	$1,167	$-	$-	$1,167

	Fair Value at September 30, 2013
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3

Impaired Loans, net
1-4 Family Real Estate	$257	$-	$-	$257
Commercial and Multi-Family Real Estate	1,810	-	-	1,810
Total Impaired Loans	2,067	-	-	2,067
Foreclosed Assets, net	116	-	-	116
Total	$2,183	$-	$-	$2,183

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2014	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input

Impaired Loans, net	$1,152	$2,067	Market approach	Appraised values (1)
Foreclosed Assets, net	15	116	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2014 and 2013, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2014 and 2013.

	September 30, 2014
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$29,832	$29,832	$29,832	$-	$-
Securities available for sale	1,140,216	1,140,216	825	1,139,391	-
Securities held to maturity	282,933	279,312	-	279,312	-
Loans receivable:
One to four family residential mortgage loans	116,395	111,254	-	-	111,254
Commercial and multi-family real estate loans	224,302	234,845	-	-	234,845
Agricultural real estate loans	56,071	58,651	-	-	58,651
Consumer loans	29,329	29,580	-	-	29,580
Commercial operating loans	30,846	25,660	-	-	25,660
Agricultural operating loans	42,258	44,398	-	-	44,398
Total loans receivable	499,201	504,388	-	-	504,388

FHLB stock	21,245	21,245	-	21,245	-
Accrued interest receivable	11,222	11,222	11,222	-	-

Financial liabilities
Noninterest bearing demand deposits	1,126,715	1,126,715	1,126,715	-	-
Interest bearing demand deposits, savings, and money markets	105,273	105,273	105,273	-	-
Certificates of deposit	134,553	134,746	-	134,746	-
Total deposits	1,366,541	1,366,734	1,231,988	134,746	-

Advances from FHLB	7,000	8,789	-	8,789	-
Federal funds purchased	470,000	470,000	-	470,000	-
Securities sold under agreements to repurchase	10,411	10,414	-	10,414	-
Subordinated debentures	10,310	10,415	-	10,415	-
Accrued interest payable	318	318	318	-	-

	September 30, 2013
	Carrying Amount	Estimated Fair Value
			Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$40,063	$40,063	$40,063	$-	$-
Securities available for sale	881,193	881,193	-	881,193	-
Securities held to maturity	288,026	270,518	-	270,518	-
Loans receivable:
One to four family residential mortgage loans	82,287	72,628	-	-	72,628
Commercial and multi-family real estate loans	192,786	200,778	-	-	200,778
Agricultural real estate loans	29,552	30,920	-	-	30,920
Consumer loans	30,314	30,588	-	-	30,588
Commercial operating loans	16,264	15,718	-	-	15,718
Agricultural operating loans	33,750	35,175	-	-	35,175
Total loans receivable	384,953	385,807	-	-	385,807

FHLB stock	9,994	9,994	-	9,994	-
Accrued interest receivable	8,582	8,582	8,582	-	-

Financial liabilities
Noninterest bearing demand deposits	1,086,258	1,086,258	1,086,258	-	-
Interest bearing demand deposits, savings, and money markets	97,426	97,426	97,426	-	-
Certificates of deposit	131,599	132,187	-	132,187	-
Total deposits	1,315,283	1,315,871	1,183,684	132,187	-

Advances from FHLB	7,000	9,089	-	9,089	-
Federal funds purchased	190,000	190,000	-	190,001	-
Securities sold under agreements to repurchase	9,146	9,146	-	9,148	-
Subordinated debentures	10,310	10,312	-	10,312	-
Accrued interest payable	291	291	291	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2014 and 2013.

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

LOANS RECEIVABLE, NET

The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at September 30, 2014 and 2013.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

NOTE 21.  INTANGIBLE ASSETS

The changes in the carrying amount of the Company’s intangible assets for the years ended September 30, 2014 and 2013 are as follows:

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total

Balance as of September 30, 2013	$2,339	$-	$2,339
Acquisitions during the period	331	-	331
Amortization during the period	(78)	-	(78)
Write-offs during the period	(4)	-	(4)
Balance as of September 30, 2014	$2,588	$-	$2,588

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total

Balance as of September 30, 2012	$2,026	$9	$2,035
Acquisitions during the period	363	-	363
Amortization during the period	(50)	(9)	(59)
Write-offs during the period	-	-	-
Balance as of September 30, 2013	$2,339	$-	$2,339

The anticipated future amortization of intangibles is as follows:

	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total

Year Ending September 30,

2015	$91	$-	$91
2016	91	-	91
2017	91	-	91
2018	91	-	91
2019	91	-	91
Thereafter	2,133	-	2,133
Total anticipated intangible amortization	$2,588	$-	$2,588

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.

NOTE 22.  SUBSEQUENT EVENTS

On December 2, 2014, the Company, via its bank subsidiary, MetaBank, completed the previously announced acquisition of substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services, Inc. (“AFS”) and has hired the AFS team.  The acquisition, which was announced on October 14, 2014, was concluded following satisfaction of certain closing conditions, including regulatory approvals. The all-cash transaction includes the AFS operating platform, other assets, and approximately $77 million of outstanding insurance premium finance loan receivables.  Upon closing, MetaBank created a new operating division, AFS/IBEX, which will continue to serve businesses and insurance agencies nationwide with commercial insurance premium financing.  AFS/IBEX will be headquartered in Dallas, TX, with a full service office in Southern California.

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure, other than noted above, in our consolidated financial statements as of and for the year ended September 30, 2014.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2014, of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings.  In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (1992).”  After conducting the assessment, management determined that, as of September 30, 2014, the Company’s internal control over financial reporting is effective, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, has been audited by KPMG LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP’s report on the Company’s internal control over financial reporting appears below.

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

We have audited Meta Financial Group, Inc.’s (the Company) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meta Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014, and our report dated December 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
December 12, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors” and “Stockholder Proposals For The Year 2014 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2015 (the “2014 Proxy Statement”), a copy of which will be filed not later than 120 days after September 30, 2014, and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item is set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I, Item 1 “Business” of this Annual Report on Form 10-K and is incorporated herein by reference.

Compliance with Section 16(a)

Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Jeanne Partlow, the audit committee financial expert serving on the audit committee for fiscal 2014 will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Information regarding the Company’s Code of Ethics will be included under the caption “Corporate Governance” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation Processes and Procedures,” “Compensation of Directors” and “Executive Compensation” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

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
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)

Equity compensation plans approved by stockholders	235,766	$25.20	562,657

Equity compensation plans not approved by stockholders	-	$-	-

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following is a list of documents filed as Part of this report:

(a)	Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Statements of Financial Condition as of September 30, 2014 and 2013.

3.	Consolidated Statements of Operations for the Years Ended September 30, 2014, 2013, and 2012.

4.	Consolidated Statements of Comprehensive Income (Loss) for the Years ended September 30, 2014, 2013, and 2012.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2014, 2013, and 2012.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2014, 2013, and 2012.

7.	Notes to Consolidated Financial Statements.

(b)	Exhibits:

See Index to Exhibits.

(c)	Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: December 12, 2014	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date: December 12, 2014
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bradley C. Hanson	Date: December 12, 2014
Bradley C. Hanson, President and Director

By:	/s/ Douglas J. Hajek	Date: December 12, 2014
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: December 12, 2014
Elizabeth G. Hoople, Director

By:	/s/ Frederick V. Moore	Date: December 12, 2014
Frederick V. Moore, Director

By:	/s/ Troy Moore III	Date: December 12, 2014
Troy Moore III, Director

By:	/s/ Rodney G. Muilenburg	Date: December 12, 2014
Rodney G. Muilenburg, Director

By:	/s/ Jeanne Partlow	Date: December 12, 2014
Jeanne Partlow, Director

By:	/s/ Glen W. Herrick	Date: December 12, 2014
Glen W. Herrick, Executive Vice
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)
Registrant’s Certificate of Incorporation, as amended, filed on May 10, 2013, as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-188535), is incorporated herein by reference.

3(ii)
Registrant’s Amended and Restated By-laws, as amended, filed on December 16, 2013 as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (Commission File No. 0-22140), is incorporated herein by reference.

4.1
Registrant’s Specimen Stock Certificate, filed on February 19, 2010 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-164997), is incorporated herein by reference.

4.2
Sales Agency Agreement, dated June 10, 2013, among Meta Financial Group, Inc., MetaBank and Sandler O’Neill & Partners, L.P. filed on June 10, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

110.1
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

1 Management Contract or Compensatory Plan or Agreement

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

*10.11
Amended and Restated Contract for Deferred Compensation between MetaBank and James S. Haahr, dated September 27, 2005, and the first amendment thereto filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

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