Form 10-Q
period 2014-12-31
META FINANCIAL GROUP INC
filed 2015-02-03
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer ☐  Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 2, 2015:
Common Stock, $.01 par value	6,421,218 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

Table of Content
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	December 31, 2014	September 30, 2014

Cash and cash equivalents	$52,470	$29,832
Investment securities available for sale	470,997	482,346
Mortgage-backed securities available for sale	577,460	657,870
Investment securities held to maturity	232,531	212,899
Mortgage-backed securities held to maturity	70,784	70,034
Loans receivable - net of allowance for loan losses of $5,225 at December 31, 2014 and $5,397 at September 30, 2014	590,442	493,007
Federal Home Loan Bank Stock, at cost	5,685	21,245
Accrued interest receivable	12,397	11,222
Insurance receivable	-	269
Premises, furniture, and equipment, net	17,607	16,462
Bank-owned life insurance	35,755	35,469
Foreclosed real estate and repossessed assets	-	15
Goodwill	11,578	-
Intangible assets	10,709	2,588
Prepaid assets	9,003	9,495
Deferred taxes	4,566	6,591
MPS accounts receivable	4,487	3,935
Other assets	1,592	752

Total assets	$2,108,063	$2,054,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,586,382	$1,126,715
Interest-bearing checking	35,843	37,188
Savings deposits	27,775	27,610
Money market deposits	38,476	40,475
Time certificates of deposit	100,403	134,553
Total deposits	1,788,879	1,366,541
Advances from Federal Home Loan Bank	7,000	7,000
Federal funds purchased	81,000	470,000
Securities sold under agreements to repurchase	14,221	10,411
Subordinated debentures	10,310	10,310
Accrued interest payable	255	318
Contingent liability	331	331
Accrued expenses and other liabilities	22,384	14,318
Total liabilities	1,924,380	1,879,229

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2014 and September 30, 2014, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 6,231,640 and 6,213,979 shares issued, 6,211,390 and 6,169,604 shares outstanding at December 31, 2014 and September 30, 2014, respectively	62	62
Additional paid-in capital	95,816	95,079
Retained earnings	86,587	83,797
Accumulated other comprehensive income (loss)	1,528	(3,409)
Treasury stock, 20,250 and 44,375 common shares, at cost, at December 31, 2014 and September 30, 2014, respectively	(310)	(727)
Total stockholders’ equity	183,683	174,802

Total liabilities and stockholders’ equity	$2,108,063	$2,054,031

See Notes to Condensed Consolidated Financial Statements.

Table of Content
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,

	2014	2013

Interest and dividend income:
Loans receivable, including fees	$6,396	$4,471
Mortgage-backed securities	3,824	3,683
Other investments	4,012	3,008
	14,232	11,162
Interest expense:
Deposits	232	273
FHLB advances and other borrowings	429	376
	661	649

Net interest income	13,571	10,513

Provision (recovery) for loan losses	48	-

Net interest income after provision for loan losses	13,523	10,513

Non-interest income:
Card fees	13,089	12,893
Loan fees	314	207
Bank-owned life insurance	286	289
Deposit fees	156	157
Gain (loss) on sale of securities available for sale, net (Includes ($1,260) and ($1) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended December 31, 2014 and 2013, respectively)	(1,260)	(1)
Gain (loss) on foreclosed real estate	26	3
Other income	63	39
Total non-interest income	12,674	13,587

Non-interest expense:
Compensation and benefits	10,531	8,951
Card processing	4,696	4,245
Occupancy and equipment	2,603	2,051
Legal and consulting	1,221	1,383
Data processing	350	334
Marketing	304	220
Other expense	2,708	1,877
Total non-interest expense	22,413	19,061

Income before income tax expense	3,784	5,039

Income tax expense (Includes ($457) and $0 income tax expense reclassified from accumulated other comprehensive income (loss) for the three months ended December 31, 2014 and 2013, respectively)	189	1,037

Net income	$3,595	$4,002

Earnings per common share:
Basic	$0.58	$0.66
Diluted	$0.58	$0.65

See Notes to Condensed Consolidated Financial Statements.

Table of Content
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,

	2014	2013

Net income	$3,595	$4,002

Other comprehensive income (loss):

Change in net unrealized gain (loss) on securities	6,512	(6,541)
Losses (gains) realized in net income	1,260	1
	7,772	(6,540)
Deferred income tax effect	2,835	(2,332)
Total other comprehensive income (loss)	4,937	(4,208)
Total comprehensive income (loss)	$8,532	$(206)

See Notes to Condensed Consolidated Financial Statements.

Table of Content
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended December 31, 2014 and 2013
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Cash dividends declared on common stock ($0.13 per share)	-	-	(792)	-	-	(792)

Issuance of common shares from the sales of equity securities	-	(47)	-	-	-	(47)

Issuance of common shares due to issuance of stock options and restricted stock	-	401	-	-	296	697

Stock compensation	-	2	-	-	-	2

Net change in unrealized losses on securities, net of income taxes	-	-	-	(4,208)	-	(4,208)

Net income	-	-	4,002	-	-	4,002

Balance, December 31, 2013	$61	$93,319	$74,478	$(24,493)	$(727)	$142,638

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Cash dividends declared on common stock ($0.13 per share)	-	-	(805)	-	-	(805)

Issuance of common shares from the sales of equity securities	-	279	-	-	-	279

Issuance of common shares due to issuance of stock options and restricted stock	-	18	-	-	417	435

Stock compensation	-	440	-	-	-	440

Net change in unrealized losses on securities, net of income taxes	-	-	-	4,937	-	4,937

Net income	-	-	3,595	-	-	3,595

Balance, December 31, 2014	$62	$95,816	$86,587	$1,528	$(310)	$183,683

See Notes to Condensed Consolidated Financial Statements.

Table of Content
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	$3,595	$4,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	5,702	4,446
Provision (recovery) for loan losses	48	-
Provision (recovery) for deferred taxes	(810)	(492)
(Gain) loss on other assets	(526)	(29)
(Gain) loss on sale of securities available for sale, net	1,260	1
Capital lease interest expense	(32)	-
Net change in accrued interest receivable	(1,175)	(1,081)
Net change in other assets	(719)	(1,687)
Net change in accrued interest payable	(63)	(41)
Net change in accrued expenses and other liabilities	3,638	(1,598)
Net cash provided by (used in) operating activities	10,918	3,521

Cash flows from investing activities:
Purchase of securities available for sale	(105,864)	(122,273)
Proceeds from sales of securities available for sale	175,362	4,596
Proceeds from maturities and principal repayments of securities available for sale	24,691	19,905
Purchase of securities held to maturity	(22,643)	(7,410)
Proceeds from maturities and principal repayments of securities held to maturity	1,768	1,430
Purchase of bank owned life insurance	-	(500)
Loans purchased	-	(250)
Loans sold	(102)	-
Net change in loans receivable	(23,260)	(21,800)
Proceeds from sales of foreclosed real estate	(78)	-
Net cash paid for acquisition	(92,308)	-
Federal Home Loan Bank stock purchases	(134,160)	(114,600)
Federal Home Loan Bank stock redemptions	149,720	112,800
Proceeds from the sale of premises and equipment	2,096	39
Purchase of premises and equipment	(985)	(471)
Net cash provided by (used in) investing activities	(25,763)	(128,534)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	456,488	91,971
Net change in time deposits	(34,150)	(26,120)
Proceeds from federal funds purchased	(389,000)	45,000
Net change in securities sold under agreements to repurchase	3,809	6,103
Capital lease amortization	(13)	-
Cash dividends paid	(805)	(791)
Stock compensation	440	2
Proceeds from issuance of common stock	714	650
Net cash provided by (used in) financing activities	37,483	116,815

Net change in cash and cash equivalents	22,638	(8,198)

Cash and cash equivalents at beginning of period	29,832	40,063
Cash and cash equivalents at end of period	$52,470	$31,865

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$724	$690
Income taxes	1,706	1,205
Franchise taxes	20

Supplemental schedule of non-cash investing activities:
Securities transferred from available for sale to held to maturity	$310	$-
Sale leaseback	2,259	-

See Notes to Condensed Consolidated Financial Statements.

Table of Content
NOTE 1.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2014 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 12, 2014.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three month period ended December 31, 2014, are not necessarily indicative of the results expected for the year ending September 30, 2015.

NOTE 2.	ACQUISITION

On December 2, 2014, the Company, through its wholly-owned subsidiary, MetaBank, purchased substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services, Inc. (“AFS/IBEX”), an insurance premium finance company based in Dallas, Texas.  Following the acquisition, MetaBank established its AFS/IBEX division, which provides short-term, collateralized financing to facilitate the purchase of insurance for commercial property, casualty, and liability risk through a network of over 1,300 independent insurance agencies throughout the United States.  In addition to its operations at the bank’s main office, the AFS/IBEX division has two agency offices, one in Dallas, Texas and one in southern California.

Under the terms of the purchase agreement, the aggregate purchase price, which was based upon the December 2, 2014 tangible book value of AFS/IBEX, was approximately $99.3 million, all of which was paid in cash.  The Company acquired assets with approximate fair values of $6.9 million cash and cash equivalents, $74.1 million net loans receivable, $0.6 million other assets, $8.2 million intangible assets including customer relationships, trademark, and non-compete agreements, and $11.6 million goodwill.  The Company also assumed liabilities of $2.2 million consisting of accrued expenses and other liabilities.  All amounts are at estimated fair market values.

Table of Content
The following table represents the approximate fair value of assets acquired and liabilities assumed of AFS/IBEX on the consolidated balance sheet as of December 2, 2014:

As of December 2, 2014
(Dollars in Thousands)
Fair value of consideration paid
Cash	$99,255
Total consideration paid	99,255

Fair value of assets acquired
Cash and cash equivalents	6,947
Loans receivable, net	74,120
Prepaid assets	156
Furniture and equipment, net	449
Intangible assets	8,213
Other assets	6
Total assets	89,891
Fair value of liabilities assumed
Accrued expenses and other liabilities	2,214
Total liabilities assumed	2,214
Fair value of net assets acquired	87,677
Goodwill resulting from acquisition	$11,578

The Company’s consolidated statement of operations for the three-months ended December 31, 2014 includes the following Premium Finance activity resulting from the AFS/IBEX transaction for the period from December 2, 2014 through December 31, 2014:

(Dollars in Thousands)
Revenue	$770
Net Income	83

The AFS/IBEX transaction has been accounted for under the acquisition method of accounting.  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the transaction date.  The Company made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities.

The Company recognized goodwill of $11.6 million which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired.  Goodwill resulted from expected operational synergies, an enhanced market area, and expanded product lines and is expected to be deductible for tax purposes.  See Note 12 to the Condensed Consolidated Financial Statements for further information on goodwill.

The Company incurred $0.4 million of pre-tax transaction related expenses during the first three months of 2015.  The transaction expenses are reflected on the consolidated statement of operations primarily under legal and consulting.

Acquired loans were recorded at fair value based on a discounted cash flow valuation which considered default rates, loss given defaults, and recovery rates, among other things.  No allowance for credit losses was recorded on December 2, 2014.

Table of Content
NOTE 3.	CREDIT DISCLOSURES

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

Smaller-balance homogenous loans are collectively evaluated for impairment.  Such loans include premium finance loans, residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, manufactured homes, home equity and second mortgage loans.  Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment.  When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  Non-accrual loans and all troubled debt restructurings are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Table of Content
Loans receivable at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014	September 30, 2014
	(Dollars in Thousands)

1-4 Family Real Estate	$111,773	$116,395
Commercial and Multi-Family Real Estate	251,022	224,302
Agricultural Real Estate	58,193	56,071
Consumer	33,796	29,329
Commercial Operating	28,057	30,846
Agricultural Operating	39,325	42,258
Premium Finance	74,156	-
Total Loans Receivable	596,322	499,201

Less:
Allowance for Loan Losses	(5,225)	(5,397)
Net Deferred Loan Origination Fees	(655)	(797)
Total Loans Receivable, Net	$590,442	$493,007

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three month periods ended December 31, 2014 and 2013 is as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2014

Allowance for loan losses:
Beginning balance	$552	$1,575	$263	$78	$93	$719	$-	$2,117	$5,397
Provision (recovery) for loan losses	(40)	(169)	3	(0)	(9)	(89)	48	304	48
Loan charge offs	-	(214)	-	-	-	-	(17)	-	(231)
Recoveries	-	6	-	-	1	-	4	-	11
Ending balance	$512	$1,198	$266	$78	$85	$630	$35	$2,421	$5,225

Ending balance: individually evaluated for impairment	-	310	-	-	-	296	-	-	606
Ending balance: collectively evaluated for impairment	512	888	266	78	85	334	35	2,421	4,619
Total	$512	$1,198	$266	$78	$85	$630	$35	$2,421	$5,225

Loans:
Ending balance: individually evaluated for impairment	348	1,427	-	-	20	296	-	-	2,091
Ending balance: collectively evaluated for impairment	111,425	249,595	58,193	33,796	28,037	39,029	74,156	-	594,231
Total	$111,773	$251,022	$58,193	$33,796	$28,057	$39,325	$74,156	$-	$596,322

Table of Content
	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2013

Allowance for loan losses:
Beginning balance	$333	$1,937	$112	$74	$49	$267	$-	$1,158	$3,930
Provision (recovery) for loan losses	8	(713)	12	(2)	7	(19)	-	707	-
Loan charge offs	-	-	-	-	-	-	-	-	-
Recoveries	-	328	-	-	-	-	-	-	328
Ending balance	$341	$1,552	$124	$72	$56	$248	$-	$1,865	$4,258

Ending balance: individually evaluated for impairment	25	421	-	-	-	-	-	-	446
Ending balance: collectively evaluated for impairment	316	1,131	124	72	56	248	-	1,865	3,812
Total	$341	$1,552	$124	$72	$56	$248	$-	$1,865	$4,258

Loans:
Ending balance: individually evaluated for impairment	678	8,417	-	-	41	-	-	-	9,136
Ending balance: collectively evaluated for impairment	91,524	195,829	33,774	27,895	18,255	31,008	-	-	398,285
Total	$92,202	$204,246	$33,774	$27,895	$18,296	$31,008	$-	$-	$407,421

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

The adverse classifications are as follows:

Substandard- A substandard asset is inadequately protected by the net worth and/or repayment ability or by a weak collateral position.  Assets so classified will have well-defined weaknesses creating a distinct possibility that the Bank will sustain some loss if the weaknesses are not corrected.  Loss potential does not have to exist for an asset to be classified as substandard.

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

Table of Content
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
The asset classification of loans at December 31, 2014 and September 30, 2014 are as follows:

December 31, 2014	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$111,014	$248,129	$54,603	$33,796	$27,921	$30,554	$74,156	$580,173
Watch	290	1,827	259	-	136	598	-	3,110
Special Mention	224	95	1,562	-	-	62	-	1,943
Substandard	245	971	1,769	-	-	8,111	-	11,096
Doubtful	-	-	-	-	-	-	-	-
	$111,773	$251,022	$58,193	$33,796	$28,057	$39,325	$74,156	$596,322

September 30, 2014	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$115,700	$222,074	$52,364	$29,329	$30,709	$32,261	$-	$482,437
Watch	369	852	273	-	137	369	-	2,000
Special Mention	81	96	1,660	-	-	63	-	1,900
Substandard	245	1,280	1,774	-	-	9,565	-	12,864
Doubtful	-	-	-	-	-	-	-	-
	$116,395	$224,302	$56,071	$29,329	$30,846	$42,258	$-	$499,201

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

Table of Content
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

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and, in order to supplement its loan portfolio, has purchased whole loan and participation interests in loans from other financial institutions.  The purchased loans and loan participation interests are generally secured by properties primarily located in the Midwest and the West.

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

Table of Content
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

Table of Content
Consumer Lending- Meta Payment Systems (“MPS”).  MPS has a loan committee, known as the MPS Credit Committee, consisting of members of Executive Management of the Company.  The committee is charged with monitoring, evaluating, and reporting portfolio performance and the overall credit risk posed by its credit products. All proposed credit programs must first be reviewed and approved by the committee before such programs are presented to the Bank’s Board of Directors for approval.  The Board of Directors of the Bank is ultimately responsible for final approval of any credit program.

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

Table of Content
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

Premium Finance Receivables.  AFS/IBEX is a division of MetaBank that provides short-term, collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk otherwise known as insurance premium financing.  This includes, but is not limited to, policies for commercial property, casualty, and liability risk.  The AFS/IBEX division markets itself to the insurance community as a competitive option based on service, its reputation, competitive terms, cost and ease of operation.

Insurance premium financing is the business of extending credit to a policyholder to pay for insurance premiums when the insurance carrier requires payment in full at inception of coverage.  Premiums are advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term.    The policyholder generally makes a 20% to 30% down payment to the insurance broker and finances the remainder over nine to ten months on average.  The down payment is set such that if the policy is cancelled, the unearned premium is typically sufficient to cover the loan balance and accrued interest.

Due to the nature of collateral for commercial premium finance receivables, it customarily takes 60-150 days to convert the collateral into cash. In the event of default, AFS/IBEX, by statute and contract, has the power to cancel the insurance policy and establish a first position lien on the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer should typically be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium.  Management will continue to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay-off the outstanding balance and contractual interest due.

Table of Content
Past due loans at December 31, 2014 and September 30, 2014 are as follows:

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$2	$45	$-	$47	$111,481	$245	$111,773
Commercial and Multi-Family Real Estate	-	-	-	-	250,050	972	251,022
Agricultural Real Estate	1,081	-	-	1,081	57,112	-	58,193
Consumer	-	-	19	19	33,777	-	33,796
Commercial Operating	3	-	-	3	28,054	-	28,057
Agricultural Operating	7	-	-	7	39,022	296	39,325
Premium Finance	805	293	592	1,690	72,466	-	74,156
Total	$1,898	$338	$611	$2,847	$591,962	$1,513	$596,322

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$111	$37	$-	$148	$115,966	$281	$116,395
Commercial and Multi-Family Real Estate	-	-	-	-	223,990	312	224,302
Agricultural Real Estate	-	-	-	-	56,071	-	56,071
Consumer	2	12	54	68	29,261	-	29,329
Commercial Operating	-	-	-	-	30,846	-	30,846
Agricultural Operating	-	-	-	-	41,918	340	42,258
Total	$113	$49	$54	$216	$498,052	$933	$499,201

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  As of December 31, 2014, there were no Premium Finance loans greater than 210 days past due.

Table of Content
Impaired loans at December 31, 2014 and September 30, 2014 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
December 31, 2014	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$348	$348	$-
Commercial and Multi-Family Real Estate	455	455	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	20	20	-
Agricultural Operating	-	-	-
Premium Finance	-	-	-
Total	$823	$823	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$-	$-	$-
Commercial and Multi-Family Real Estate	972	1,186	310
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	296	296	296
Premium Finance	-	-	-
Total	$1,268	$1,482	$606

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2014	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$142	$142	$-
Commercial and Multi-Family Real Estate	4,375	4,375	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	22	22	-
Agricultural Operating	-	-	-
Total	$4,539	$4,539	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$245	$245	$23
Commercial and Multi-Family Real Estate	1,280	1,280	350
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	340	340	340
Total	$1,865	$1,865	$713

Table of Content
The following table provides the average recorded investment in impaired loans for the three month periods ended December 31, 2014 and 2013.

	Three Months Ended December 31,
	2014	2013
	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)

1-4 Family Real Estate	$374	$653
Commercial and Multi-Family Real Estate	4,246	7,228
Agricultural Real Estate	-	-
Consumer	-	-
Commercial Operating	22	44
Agricultural Operating	325	-
Premium Finance	-	-
Total	$4,967	$7,925

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three month periods ended December 31, 2014 and 2013.  Additionally, there were no TDR loans for which there was a payment default during the three month periods ended December 31, 2014 and 2013 that had been modified during the 12-month period prior to the default.

Table of Content
NOTE 4.	ALLOWANCE FOR LOAN LOSSES

At December 31, 2014, the Company’s allowance for loan losses was $5.2 million, a decrease of $0.2 million from $5.4 million at September 30, 2014.  During the three months ended December 31, 2014, the Company recorded a provision for loan losses of $48,000, solely related to newly originated AFS/IBEX premium finance loans. In addition, the Company had $0.2 million net charge offs for the three months ended December 31, 2014, compared to net recoveries of $0.3 million for the three months ended December 31, 2013.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  While the current economic environment is still slightly strained, it has begun to show signs of improvement in Meta Financial’s markets.  Meta Financial’s loss rates over the past three years were very low.  Notwithstanding these signs of improvement, Meta Financial does not believe it is likely these low loss conditions will continue indefinitely.  All of Meta Financial’s markets indirectly benefit from a good agricultural market.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years.  Management expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economics of our agricultural markets.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2014, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

Table of Content
NOTE 5.	EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of December 31, 2014 and September 30, 2014.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three months ended December 31, 2014 and 2013 is presented below.

Three Months Ended December 31,	2014	2013
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$3,595	$4,002

Basic EPS
Weighted average common shares outstanding	6,182,080	6,078,457
Less weighted average nonvested shares	(4,000)	(4,247)
Weighted average common shares outstanding	6,178,080	6,074,210

Earnings Per Common Share
Basic	$0.58	$0.66

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,178,080	6,074,210
Add dilutive effect of assumed exercises of stock options, net of tax benefits	61,276	96,738
Weighted average common and dilutive potential common shares outstanding	6,239,356	6,170,948

Earnings Per Common Share
Diluted	$0.58	$0.65

Stock options totaling 29,199 and 30,899 were not considered in computing diluted EPS for the three months ended December 31, 2014 and 2013, respectively, because they were not dilutive.

Table of Content
NOTE 6.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at December 31, 2014 and September 30, 2014 are presented below.

Available For Sale At December 31, 2014	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$23,684	$35	$(2,905)	$20,814
Small business administration securities	36,449	1,175	-	37,624
Non-bank qualified obligations of states and political subdivisions	409,945	4,047	(2,286)	411,706
Mortgage-backed securities	578,196	2,982	(3,718)	577,460
Total debt securities	1,048,274	8,239	(8,909)	1,047,604
Common equities and mutual funds	544	315	(6)	853
Total available for sale securities	$1,048,818	$8,554	$(8,915)	$1,048,457

At September 30, 2014	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$48,747	$191	$(2,009)	$46,929
Small business administration securities	66,541	543	(72)	67,012
Non-bank qualified obligations of states and political subdivisions	368,897	2,494	(3,811)	367,580
Mortgage-backed securities	663,690	3,519	(9,339)	657,870
Total available for sale securities	$1,147,875	$6,747	$(15,231)	$1,139,391
Common equities and mutual funds	$539	$291	$(5)	$825
Total available for sale securities	$1,148,414	$7,038	$(15,236)	$1,140,216

Table of Content
Held to Maturity At December 31, 2014	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,292	$40	$(264)	$19,068
Non-bank qualified obligations of states and political subdivisions	213,239	1,365	(1,096)	213,508
Mortgage-backed securities	70,784	-	(811)	69,973
Total held to maturity securities	$303,315	$1,405	$(2,171)	$302,549

At September 30, 2014	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	19,304	48	(372)	18,980
Non-bank qualified obligations of states and political subdivisions	193,595	894	(2,329)	192,160
Mortgage-backed securities	70,034	-	(1,862)	68,172
Total held to maturity securities	$282,933	$942	$(4,563)	$279,312

Table of Content
Included in securities available for sale are trust preferred securities as follows:

At December 31, 2014
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,986	$4,100	$(886)	BB+	Baa3
Huntington Capital Trust II SE	4,977	4,000	(977)	BB	Baa3
PNC Capital Trust	4,963	4,200	(763)	BBB-	Baa2
Wells Fargo (Corestates Capital) Trust	4,455	4,200	(255)	BBB+	A3
Total	$19,381	$16,500	$(2,881)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

At September 30, 2014
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,985	$4,400	$(585)	BB+	Baa3
Huntington Capital Trust II SE	4,977	4,300	(677)	BB	Baa3
PNC Capital Trust	4,962	4,400	(562)	BBB-	Baa2
Wells Fargo (Corestates Capital) Trust	4,444	4,400	(44)	BBB+	A3
Total	$19,368	$17,500	$(1,868)

(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

Management has implemented a processes to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process can include, but is not limited to, evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, interest or dividend payment status, monitoring the rating of the security, monitoring changes in value, and projecting cash flows.  Management also determines whether the Company intends to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

For all securities considered temporarily impaired, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which may occur at maturity.  The Company believes collection will occur for all principal and interest due on all investments with amortized cost in excess of fair value and considered only temporarily impaired.

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

Table of Content
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and September 30, 2014, are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL

At December 31, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Debt securities
Trust preferred and corporate securities	$-	$-	$17,779	$(2,905)	$17,779	$(2,905)
Non-bank qualified obligations of states and political subdivisions	27,499	(113)	147,129	(2,173)	174,628	(2,286)
Mortgage-backed securities	151,891	(701)	164,880	(3,017)	316,771	(3,718)
Total debt securities	179,390	(814)	329,788	(8,095)	509,178	(8,909)
Common equities and mutual funds	-	-	123	(6)	123	(6)
Total available for sale securities	$179,390	$(814)	$329,911	$(8,101)	$509,301	$(8,915)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$6,073	$(47)	$25,359	$(1,962)	$31,432	$(2,009)
Small Business Administration securities	$8,454	$(72)	-	-	8,454	(72)
Non-bank qualified obligations of states and political subdivisions	27,062	(70)	191,146	(3,741)	218,208	(3,811)
Mortgage-backed securities	238,980	(1,248)	234,347	(8,091)	473,327	(9,339)
Total available for sale securities	$280,569	$(1,437)	$450,852	$(13,794)	$731,421	$(15,231)
Common equities and mutual funds	$123	$(5)	$-	$-	$123	$(5)
Total available for sale securities	$280,692	$(1,442)	$450,852	$(13,794)	$731,544	$(15,236)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2014	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$859	$(6)	$15,332	$(258)	$16,191	$(264)
Non-bank qualified obligations of states and political subdivisions	2,077	(2)	122,185	(1,094)	124,262	(1,096)
Mortgage-backed securities	2,603	(2)	67,370	(809)	69,973	(811)
Total held to maturity securities	$5,539	$(10)	$204,887	$(2,161)	$210,426	$(2,171)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2014	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	1,056	(2)	14,079	(370)	15,135	(372)
Non-bank qualified obligations of states and political subdivisions	-	-	147,949	(2,329)	147,949	(2,329)
Mortgage-backed securities	-	-	68,172	(1,862)	68,172	(1,862)
Total held to maturity securities	$1,056	$(2)	$230,200	$(4,561)	$231,256	$(4,563)

Table of Content
At December 31, 2014, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at December 31, 2014.

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

Available For Sale	AMORTIZED COST	FAIR VALUE
December 31, 2014	(Dollars in Thousands)

Due in one year or less	$3,000	$3,035
Due after one year through five years	2,908	2,934
Due after five years through ten years	286,966	289,666
Due after ten years	177,204	174,509
	470,078	470,144
Mortgage-backed securities	578,196	577,460
Common equities and mutual funds	544	853
Total available for sale securities	$1,048,818	$1,048,457

	AMORTIZED COST	FAIR VALUE
September 30, 2014	(Dollars in Thousands)

Due in one year or less	$2,999	$3,048
Due after one year through five years	9,922	10,079
Due after five years through ten years	285,413	285,698
Due after ten years	185,851	182,696
	484,185	481,521
Mortgage-backed securities	663,690	657,870
Common equities and mutual funds	539	825
Total available for sale securities	$1,148,414	$1,140,216

Table of Content
	AMORTIZED COST	FAIR VALUE
December 31, 2014	(Dollars in Thousands)

Due in one year or less	$345	$345
Due after one year through five years	5,367	5,320
Due after five years through ten years	104,112	103,403
Due after ten years	122,707	123,508
	232,531	232,576
Mortgage-backed securities	70,784	69,973
Total held to maturity securities	$303,315	$302,549

	AMORTIZED COST	FAIR VALUE
September 30, 2014	(Dollars in Thousands)

Due in one year or less	$347	$348
Due after one year through five years	4,726	4,718
Due after five years through ten years	91,532	89,984
Due after ten years	116,294	116,090
	212,899	211,140
Mortgage-backed securities	70,034	68,172
Total held to maturity securities	$282,933	$279,312

NOTE 7.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At December 31, 2014 and September 30, 2014, unfunded loan commitments approximated $95.3 million and $96.0 million respectively, excluding undisbursed portions of loans in process.  These unfunded loan commitments were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.  The Company had no commitments to purchase securities at December 31, 2014 and September 30, 2014, respectively.

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

Table of Content
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

NOTE 8.	STOCK OPTION PLAN

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

Table of Content
The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans for the three months ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2014	235,766	$25.20	3.78	$2,507
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Options outstanding, December 31, 2014	235,766	$25.20	3.53	$2,461

Options exercisable, December 31, 2014	235,766	$25.20	3.53	$2,461

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2014	4,000	$28.61
Granted	1,350	34.82
Vested	(600)	36.43
Forfeited or expired	-	-
Nonvested shares outstanding, December 31, 2014	4,750	$29.38

At December 31, 2014, stock based compensation expense not yet recognized in income totaled $78,000, which is expected to be recognized over a weighted average remaining period of 1.86 years.

NOTE 9.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Retail Banking, a division of the Bank, operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where its offices are located. The second reportable segment, MPS, is also a division of the Bank.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of Automated Teller Machines (“ATMs”) into the debit networks, credit programs, Automated Clearing House (“ACH”) origination services, gift card programs, rebate programs, travel programs, and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of the Company and inter-segment eliminations as well as specialty lending.

Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

Table of Content
The following tables present segment data for the Company for the three months ended December 31, 2014 and 2013, respectively.

	Retail Banking	Meta Payment Systems®	All Others	Total
Three Months Ended December 31, 2014
Interest income	$8,756	$4,889	$587	$14,232
Interest expense	506	45	110	661
Net interest income (expense)	8,250	4,844	477	13,571
Provision (recovery) for loan losses	-	-	48	48
Non-interest income	(566)	13,052	188	12,674
Non-interest expense	5,874	15,855	684	22,413
Income (loss) before income tax expense (benefit)	1,810	2,041	(67)	3,784
Income tax expense (benefit)	(93)	337	(55)	189
Net income (loss)	$1,903	$1,704	$(12)	$3,595

Inter-segment revenue (expense)	$(3,896)	$3,896	$-	$-
Total assets	308,613	1,706,134	93,315	2,108,063
Total deposits	234,805	1,554,114	(40)	1,788,879

Losses on sale of securities of $1.3 million were recorded on the Retail Bank, as retail deposits are the funding source for Company investments, thus driving the negative non-interest income and income tax benefit on the Retail Bank.  Meta Financial sold securities to fund the loans purchased in the AFS/IBEX transaction.

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended December 31, 2013
Interest income	$7,462	$3,700	$-	$11,162
Interest expense	509	26	114	649
Net interest income (expense)	6,953	3,674	(114)	10,513
Provision (recovery) for loan losses	-	-	-	-
Non-interest income	750	12,837	-	13,587
Non-interest expense	4,832	13,727	502	19,061
Income (loss) before income tax expense (benefit)	2,871	2,784	(616)	5,039
Income tax expense (benefit)	616	639	(218)	1,037
Net income (loss)	$2,255	$2,145	$(398)	$4,002

Inter-segment revenue (expense)	$3,216	$(3,216)	$-	$-
Total assets	513,690	1,290,483	2,786	1,806,959
Total deposits	238,422	1,150,964	(8,252)	1,381,134

Table of Content
The following tables present gross profit data for MPS for the three months ended December 31, 2014 and 2013.

Three Months Ended December 31,	2014	2013

Interest income	$4,889	$3,700
Interest expense	45	26
Net interest income	4,844	3,674
Provision (recovery) for loan losses	-	-
Non-interest income	13,052	12,837
Card processing expense	4,691	4,237
Gross Profit	13,205	12,274

Other non-interest expense	11,164	9,490

Income (loss) before income tax expense (benefit)	2,041	2,784
Income tax expense (benefit)	337	639
Net Income (Loss)	$1,704	$2,145

NOTE 10.	NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

This ASU provides guidance on when a loan should be derecognized and collateral assets recognized during an in substance repossession or foreclosure.  The objective of this ASU is to eliminate diversity in practice related to the topic.  The ASU states creditors are considered to have physical possession of residential real estate property when either the creditor obtains title for the property or the borrower transfers all interest in the property through a deed or other legal agreement.  When physical possession occurs, the loan should be derecognized and collateral assets recognized.  This update is effective for annual and interim periods beginning after December 15, 2014, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Table of Content
NOTE 11.	FAIR VALUE MEASUREMENTS

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at December 31, 2014 or September 30, 2014.

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

Table of Content
The following table summarizes the fair values of securities available for sale and held to maturity at December 31, 2014 and September 30, 2014.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value at December 31, 2014
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$20,814	$-	$20,814	$-	$-	$-	$-	$-
Small business administration securities	37,624	-	37,624	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	19,068	-	19,068	-
Non-bank qualified obligations of states and political subdivisions	411,706	-	411,706	-	213,508	-	213,508	-
Mortgage-backed securities	577,460	-	577,460	-	69,973	-	69,973	-
Total debt securities	1,047,604	-	1,047,604	-	302,549	-	302,549	-
Common equities and mutual funds	853	853	-	-	-	-	-	-
Total securities	$1,048,457	$853	$1,047,604	$-	$302,549	$-	$302,549	$-

	Fair Value at September 30, 2014
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$46,929	$-	$46,929	$-	$-	$-	$-	$-
Small business administration securities	67,012	-	67,012	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	18,980	-	18,980	-
Non-bank qualified obligations of states and political subdivisions	367,580	-	367,580	-	192,160	-	192,160	-
Mortgage-backed securities	657,870	-	657,870	-	68,172	-	68,172	-
Total debt securities	1,139,391	-	1,139,391	-	279,312	-	279,312	-
Common equities and mutual funds	825	825	-	-	-	-	-	-
Total securities	$1,140,216	$825	$1,139,391	$-	$279,312	$-	$279,312	$-

Foreclosed Real Estate and Repossessed Assets.  Real estate properties and repossessed assets are initially recorded at the fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The carrying amount at December 31, 2014 represents the lower of the new cost basis or the fair value less selling costs of foreclosed assets that were measured at fair value subsequent to their initial classification as foreclosed assets.

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

Table of Content
The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of December 31, 2014 and September 30, 2014.

	Fair Value at December 31, 2014
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
Commercial and multi-family real estate loans	$662	$-	$-	$662
Total Impaired Loans	662	-	-	662
Foreclosed Assets, net	-	-	-	-
Total	$662	$-	$-	$662

	Fair Value at September 30, 2014
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$222	$-	$-	$222
Commercial and multi-family real estate loans	930	-	-	930
Total Impaired Loans	1,152	-	-	1,152
Foreclosed Assets, net	15	-	-	15
Total	$1,167	$-	$-	$1,167

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at Deecmber 31, 2014	Valuation Technique	Unobservable Input

Impaired Loans, net	$662	Market approach	Appraised values (1)
Foreclosed Assets, net	-	Market approach	Appraised values (1)

(1) The Company generally relies on external appraisers to develop this information.  Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input

Impaired Loans, net	$1,152	Market approach	Appraised values (1)
Foreclosed Assets, net	15	Market approach	Appraised values (1)

(1) The Company generally relies on external appraisers to develop this information.  Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

Table of Content
The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2014 and September 30, 2014, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.
The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2014 and September 30, 2014.

	December 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$52,470	$52,470	$52,470	$-	$-

Securities available for sale	1,048,457	1,048,457	853	1,047,604	-
Securities held to maturity	303,315	302,549	-	302,549	-
Total securities	1,351,772	1,351,006	853	1,350,153	-

Loans receivable:
One to four family residential mortgage loans	111,773	104,057	-	-	104,057
Commercial and multi-family real estate loans	251,022	259,745	-	-	259,745
Agricultural real estate loans	58,193	57,442	-	-	57,442
Consumer loans	33,796	33,939	-	-	33,939
Commercial operating loans	28,057	23,594	-	-	23,594
Agricultural operating loans	39,325	39,627	-	-	39,627
Premium finance	74,156	75,783	-	-	75,783
Total loans receivable	596,322	594,187	-	-	594,187

Federal Home Loan Bank stock	5,685	5,685	-	5,685	-
Accrued interest receivable	12,397	12,397	12,397	-	-

Financial liabilities
Noninterest bearing demand deposits	1,586,382	1,586,382	1,586,382	-	-
Interest bearing demand deposits, savings, and money markets	102,094	102,094	102,094	-	-
Certificates of deposit	100,403	100,481	-	100,481	-
Total deposits	1,788,879	1,788,957	1,688,476	100,481	-

Advances from Federal Home Loan Bank	7,000	8,746	-	8,746	-
Federal funds purchased	81,000	81,000		81,000
Securities sold under agreements to repurchase	14,221	14,221	-	14,221	-
Subordinated debentures	10,310	10,414	-	10,414	-
Accrued interest payable	255	255	255	-	-

Table of Content
	September 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$29,832	$29,832	$29,832	$-	$-

Securities available for sale	1,140,216	1,140,216	825	1,139,391	-
Securities held to maturity	282,933	279,312	-	279,312	-
Total securities	1,423,149	1,419,528	825	1,418,703	-

Loans receivable:
One to four family residential mortgage loans	116,395	111,254	-	-	111,254
Commercial and multi-family real estate loans	224,302	234,845	-	-	234,845
Agricultural real estate loans	56,071	58,651	-	-	58,651
Consumer loans	29,329	29,580	-	-	29,580
Commercial operating loans	30,846	25,660	-	-	25,660
Agricultural operating loans	42,258	44,398	-	-	44,398
Total loans receivable	499,201	504,388	-	-	504,388

Federal Home Loan Bank stock	21,245	21,245	-	21,245	-
Accrued interest receivable	11,222	11,222	11,222	-	-

Financial liabilities
Noninterest bearing demand deposits	1,126,715	1,126,715	1,126,715	-	-
Interest bearing demand deposits, savings, and money markets	105,273	105,273	105,273	-	-
Certificates of deposit	134,553	134,746	-	134,746	-
Total deposits	1,366,541	1,366,734	1,231,988	134,746	-

Advances from Federal Home Loan Bank	7,000	8,789	-	8,789	-
Federal funds purchased	470,000	470,000	-	470,000	-
Securities sold under agreements to repurchase	10,411	10,411	-	10,411	-
Subordinated debentures	10,310	10,415	-	10,415	-
Accrued interest payable	318	318	318	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2014 and September 30, 2014.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at December 31, 2014 or September 30, 2014.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

Table of Content
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

Table of Content
NOTE 12.	GOODWILL AND INTANGIBLE ASSETS

Meta Financial recorded $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014.  The goodwill associated with this transaction is deductible for tax purposes.  As part of the AFS/IBEX transaction, Meta Financial recognized the following amortizable intangible assets:

December 31, 2014
Intangible	Amount	Book Amortization Period	Method

Trademark	$540	15	Straight Line
Non-Compete	$260	3	Straight Line
Customer Relationships	$7,240	30	Accelerated
Other	$173	Varied	Straight Line

The changes in the carrying amount of the Company’s goodwill and intangible assets for the three months ended December 31, 2014 and 2013 are as follows:

	Specialty Finance Goodwill	Specialty Finance Intangibles	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2014	$-	$-	$2,588	$-	$2,588

Acquisitions during the period	11,578	8,213	-	-	19,791

Patent costs capitalized during the period	-	-	44	-	44

Amortization during the period	-	(113)	(23)	-	(136)

Balance as of December 31, 2014	$11,578	$8,100	$2,609	$-	$22,287

	Specialty Finance Goodwill	Specialty Finance Intangibles	Meta Payment Systems® Patents	Meta Payment Systems® Other	Total
	(Dollars in Thousands)

Balance as of September 30, 2013	$-	$-	$2,339	$-	$2,339

Patents costs capitalized during the period	-	-	$99	-	99

Amortization during the period	-	-	$(16)	-	(16)

Balance as of December 31, 2013	$-	$-	$2,422	$-	$2,422

Table of Content
The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the three months ended December 31, 2014 and 2013.

NOTE 13.	REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

As previously disclosed in our Annual Report on Form 10-K, on July 21, 2011, pursuant to the Dodd Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve.  The OCC is responsible for the ongoing examination, supervision and regulation of the Bank.  The Dodd Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing federal savings banks.  The Federal Reserve is now responsible for the ongoing examination, supervision and regulation of the Company, including matters with respect to the Consent Order against the Company.  Prior to passage of the Dodd-Frank Act, the OTS had issued supervisory directives to the Bank, consent orders to the Bank and the Company, and had taken other regulatory action to require the Bank to reimburse certain consumers in connection with a credit program that was discontinued.  All supervisory directives have been terminated, and on August 7, 2014 the OCC terminated the Bank’s Consent Order.  The Consent Order against the Company is still in effect, although management believes its effect on the Company’s financial condition and results of operations has been and will continue to be immaterial.  The Company anticipates (but cannot guarantee) that the order will be terminated in the second calendar quarter of 2015.

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits.  Following the Company's review of the Guidance, it has determined, effective for the quarter ended December 31, 2014, to treat $1.3 billion, or 72% of its deposit liabilities, as brokered deposits.

Due to the Bank’s status as a "well-capitalized" institution under the FDIC's prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that the Guidance will have an adverse impact on the Company’s liquidity, statements of financial condition, or results of operations going forward.  However, should the Bank ever fail to be well-capitalized in the future, as a result of failing to meet the well-capitalized requirements, or the imposition of an individual minimum capital requirement or similar formal requirements, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., may not accept, renew or rollover brokered deposits) which could produce serious adverse effects on the Company’s liquidity, and financial condition and results of operations.

NOTE 14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the three months ended December 31, 2014.

Table of Content
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

META FINANCIAL GROUP, INC®.
AND SUBSIDIARIES
FORWARD LOOKING STATEMENTS

Meta Financial Group, Inc.®, (“Meta Financial” or “the Company” or “us”) and its wholly-owned subsidiary, MetaBank® (the “Bank” or “MetaBank”), may from time to time make written or oral “forward-looking statements,” including statements contained in this 10-Q, in its other filings with the Securities and Exchange Commission (“SEC”), in its reports to stockholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning.  You should read statements that contain these words carefully because they discuss our future expectations or state other “forward‑looking” information.  These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  future operating results; customer retention; loan and other product demand; important components of the Company’s balance sheet and income statements; growth and expansion; new products and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company’s employees.  The following factors, among others, could cause the Company’s financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; the ability of the Bank to successfully integrate the operations of AFS/IBEX Financial Services Inc.; the scope of restrictions and compliance requirements imposed by the Consent Order entered into by the Company as administered by the Federal Reserve and any other such actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including but not limited to our relationship with our primary regulators, the Office of the Comptroller of the Currency and the Federal Reserve; technological changes, including but not limited to the protection of electronic files or databases; acquisitions; litigation risk in general, including but not limited to those risks involving the MPS division; the growth of the Company’s business as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

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

Table of Content
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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at December 31, 2014, compared to September 30, 2014, and the consolidated results of operations for the three months ended December 31, 2014 and 2013.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2014.

OVERVIEW OF CORPORATE DEVELOPMENTS

The Company recorded net income of $3.6 million for the three months ended December 31, 2014 compared to net income of $4.0 million for the same period in fiscal year 2014.  The decrease was primarily due to an increase of $3.4 million in non-interest expense and an increase of $1.3 million in loss on sale of securities available for sale, offset in part by an increase in interest income.

On December 2, 2014 MFG’s subsidiary, MetaBank, purchased substantially all of AFS/IBEX’s commercial loan portfolio and related assets.  Total purchase price was $99.3 million, all of which was paid in cash.  The Company acquired assets with approximate fair values of $6.9 million cash and cash equivalents, $74.1 million net loans receivable, $0.6 million other assets, $8.2 million intangible assets including customer relationships, trademark, and non-compete agreements, and $11.6 million goodwill.  The Company also assumed liabilities of $2.2 million consisting of accrued expenses and other liabilities.  All amounts are at estimated fair market values.

In December 2014 Meta Financial announced the launch of an At-The-Market Equity Offering (“ATM Offering”).  Meta Financial may sell up to $26.0 million of common stock under the ATM Offering, although the Company expects to sell less than the available limit.  The Company intends to use the net proceeds for capital support for organic growth, possible acquisitions of bank or nonbank entities and to bolster capital for upcoming Basel III requirements.  We commenced sales of common stock under the ATM Offering in December 2014 and issued an aggregate of 16,311 shares of common stock through our ATM Offering during the quarter ended December 31, 2014.  The shares were issued at an average price of $35.34 per share, and we raised proceeds, net of direct selling costs, of $0.56 million during the quarter.  In addition, from January 1, 2015 through January 28, 2015, we issued an additional 167,095 shares of common stock through our ATM Offering.  Those shares were issued at an average price of $33.36 per share, and we raised additional proceeds, net of direct selling costs, of $5.47 million.  As an additional or alternative means of increasing capital, Meta is also considering selective sales of some portfolio investment securities at a gain.

Retail Bank checking balances continued to grow from $77.0 million at December 31, 2013 to $77.6 million, or 0.8%, at December 31, 2014.

The average internal net interest yield MPS received for its deposits was 1.42% in the fiscal 2015 first quarter and 1.25% in the comparable 2014 period.

The Company’s tangible book value per common share decreased by $1.93, or 7%, to $25.98 per share at December 31, 2014 from $27.91 per share at September 30, 2014.  This decrease is partially attributable to goodwill and intangible asset increases due to the AFS/IBEX transaction and to a lesser extent a slight increase in common shares outstanding.  The tangible book value per common share excluding accumulated other comprehensive income was $25.74 as of December 31, 2014, compared to $28.47 as of September 30, 2014.

Table of Content
At December 31, 2014, non-performing assets were $2.1 million compared to $1.0 million at September 30, 2014.  Excluding the purchased AFS/IBEX portfolio, non-performing assets were $1.5 million at December 31, 2014.

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits.  Following the Company's review of the Guidance, it has determined, effective for the quarter ended December 31, 2014, to treat  $1.3 billion, or 72% of its liabilities, as brokered deposits.

Due to the Bank’s status as a "well-capitalized" institution under the FDIC's prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Guidance did not have any financial impact on our results of operations in the first fiscal quarter, nor do we anticipate that the Guidance will have an adverse impact on the Company’s liquidity, statements of financial condition or statements of operations going forward.  However, should the Bank ever fail to be well-capitalized in the future, as a result of failing to meet the well-capitalized requirements, regulatory order, or due to the imposition of an individual minimum capital requirement (“IMCR”), the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., may not accept, renew or rollover brokered deposits) which could produce serious adverse effects on the Company’s liquidity, and financial condition and results of operations.

FINANCIAL CONDITION

At December 31, 2014, the Company’s assets grew by $54.0 million, or 2.6%, to $2.11 billion compared to $2.05 billion at September 30, 2014.  The increase in assets was reflected primarily in an increase in net loans receivable and goodwill and intangible assets due to the AFS/IBEX transaction, as well as cash and cash equivalents, offset in part by a decrease in the investment securities portfolio and FHLB stock.

Total cash and cash equivalents were $52.5 million at December 31, 2014, an increase of $22.7 million from $29.8 million at September 30, 2014.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.  At December 31, 2014, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities decreased $71.4 million, or 5.0%, to $1.35 billion at December 31, 2014 as compared to $1.42 billion at September 30, 2014, as related maturities, sales, and principal pay downs exceeded investment purchases.  A portion of the securities were sold to fund the AFS/IBEX transaction.  The Company’s portfolio of securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives and very high quality non-bank qualified obligations of states and political subdivisions (“NBQ”) which mature in approximately 15 years or less.  Of the total of $648.2 million of MBS, $577.5 million are classified as available for sale, and $70.7 million are classified as held to maturity.  Of the total of $703.5 million of investment securities, $471.0 million are classified as available for sale and $232.5 million are classified as held to maturity.  During the three month period ended December 31, 2014, the Company purchased a gross amount of $65.7 million of MBS with average lives much shorter than their stated final maturity dates of 30 years or less (primarily due to anticipated prepayments or seasoning) as well as $42.7 million of investment securities available for sale and $20.0 million of investment securities held to maturity, primarily high quality NBQ obligations of states and political subdivisions.

The Company’s portfolio of net loans receivable increased $97.4 million, or 19.8%, to $590.4 million at December 31, 2014 from $493.0 million at September 30, 2014.  This increase primarily relates to growth in premium finance and commercial and multi-family real estate loans of $74.2 and $26.7 million, respectively.  Residential real estate loans, commercial operating loans, and agricultural operating loans decreased slightly.

Table of Content
Goodwill and intangible assets increased by $19.7 million as a result of the AFS/IBEX transaction during the first quarter of fiscal year 2015.  The annual goodwill impairment test will be conducted at September 30, 2015.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership.  The FHLB requires a level of stock investment based on a pre-determined formula based on membership and participation, primarily the FHLB’s advances (i.e. lending programs).  The Company’s investment in such stock decreased $15.6 million to $5.7 million at December 31, 2014, from $21.2 million at September 30, 2014.  The decrease directly correlates with the lower overnight federal funds purchased.

Total deposits increased $422.3 million, or 30.9%, at December 31, 2014 from September 30, 2014.  Deposits attributable to MPS increased by $454.6 million, or 41.3%, to $1.55 billion at December 31, 2014, compared to $1.10 billion at September 30, 2014.  Additionally, certificates of deposits decreased by $34.1 million to $100.4 million primarily related to a decrease in public funds on deposit as planned by the Company.  The average balance of total deposits and interest-bearing liabilities was $1.92 billion for the three month period ended December 31, 2014 compared to $1.63 billion for the same period in the prior fiscal year.  The average balance of non-interest bearing deposits increased by $207.5 million, or 17.2% to $1.42 billion at December 31, 2014, compared to $1.21 billion for the same period in the prior fiscal year.

Total borrowings decreased $385.2 million from $497.7 million at September 30, 2014 to $112.5 million at December 31, 2014, primarily due to the decrease of federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday and Tuesday, which are typically paid down throughout the week.

At December 31, 2014, the Company’s stockholders’ equity totaled $183.7 million, an increase of $8.9 million from $174.8 million at September 30, 2014, partially due to an increase in AOCI stemming from the securities portfolio which significantly appreciated for the three months ending December 31, 2014.  At December 31, 2014, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

Non-performing Assets and Allowance for Loan Losses

Generally, when a loan becomes delinquent 90 days or more for Retail Bank or 210 days or more for Premium Finance or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income.  The loan will remain on a non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance.

The Company believes that the level of allowance for loan losses at December 31, 2014 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

Table of Content

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	December 31, 2014	September 30, 2014
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$245	$281
Commercial & Multi Family Real Estate (1) (2)	972	312
Agricultural Operating	296	340
Total	1,513	933

Accruing Loans Delinquent 90 Days or More
Consumer	19	54
Premium Finance	592	-
Total	611	54

Total Non-Performing Loans	2,124	987

Other Assets

Foreclosed Assets:
Commercial & Multi Family	-	15
Total	-	15

Total Other Assets	-	15

Total Non-Performing Assets	$2,124	$1,002
Total as a Percentage of Total Assets	0.10%	0.05%

(1) At December 31, 2014, the Company had $10,000 of TDRs in Commercial & Multi Family.
(2) At September 30, 2014, the Company had $312,000 of TDRs in Commercial & Multi Family.
      In addition to the non-performing TDRs in (1) and (2), the Company had an additional $0.6 million and
      $4.5 million TDRs performing in accordance with their terms at December 31, 2014 and
      September 30, 2014, respectively.

At December 31, 2014, non-performing loans totaled $2.1 million, representing 0.4% of total loans, compared to $1.0 million, or 0.2% of total loans at September 30, 2014.  Excluding the purchased AFS/IBEX portfolio, NPA’s were 0.08% of total assets at December 31, 2014.

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

Table of Content
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

On the basis of management’s review of its loans and other assets, at December 31, 2014, the Company had classified a total of $11.1 million of its assets as substandard and none as doubtful or loss.  This compares to classifications at September 30, 2014 of $12.9 million as substandard and none as doubtful or loss.  See Note 3 to the Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the adequacy of its allowance for loan losses.  The economic conditions of our markets have stabilized and are improving, along with the financial conditions of some borrowers.  With stable to improving economies in our markets, management believes that future losses in the residential portfolio may be somewhat lower than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management believes that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years. Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economics of our agricultural markets.  In addition, management believes the continuing low growth environment may also negatively impact consumers’ repayment capacities.

At December 31, 2014, the Company had established an allowance for loan losses totaling $5.2 million compared to $5.4 million at September 30, 2014, with the decrease primarily due to net charge offs of $0.2 million.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2014 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

Table of Content
CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with U.S. GAAP.  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that:  (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2014, and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both December 31, 2014 and September 30, 2014 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Goodwill and Intangible Assets.  Each quarter the Company evaluates the estimated useful lives of its amortizable intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with ASC 350, Intangibles – Goodwill and Other, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.  If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Assumptions and estimates about future values and remaining useful lives of the Company’s intangible and other long-lived assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and internal forecasts.  Although the Company believes the historical assumptions and estimates used are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.  Goodwill and customer relationship, non-compete, and trademark intangibles of $19.8 million were recorded as a result of the December 2, 2014 AFS/IBEX transaction.  The Company had no goodwill as of September 30, 2014.

Customer relationship, trademark, and non-compete intangibles are amortized over 30 years using the present value of excess earnings, 15 years straight line, and 3 years straight line, respectively.  Patents are estimated to have a useful life of 20 years, beginning on the date the patent application is originally filed.  Thus, patents are amortized based on the remaining useful life once granted.  Periodically, the Company reviews the intangible assets for events or circumstances that may indicate a change in recoverability of the underlying basis.

Table of Content
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

Table of Content
RESULTS OF OPERATIONS

General.
The Company recorded net income of $3.6 million, or 58 cents per diluted share, for the three months ended December 31, 2014 compared to net income of $4.0 million, or 65 cents per diluted share, for the same period in fiscal year 2014.  The decrease in net income was primarily due to an increase of $1.3 million in loss on sale of securities available for sale and an increase of $3.4 million in non-interest expense, offset in part by an increase in interest income and a decrease in income tax expense.

Net Interest Income.  Net interest income for the fiscal 2015 first quarter increased by $3.1 million, or 29.1%, to $13.6 million from $10.5 million for the same period in the prior fiscal year primarily due to growth in loans receivable, contributing to increased loan interest income. Additionally, the overall increase was driven by a higher volume and yields of other investments (primarily AA- and AAA- rated General Obligation (“GO”) municipal bonds) and higher yields realized on MBS.  Also, interest expense slightly increased from the comparable 2014 quarter.  The relative growth in the loan portfolio, increased yield achieved on MBS securities, and higher mix of loans to investments also aided net interest margin expansion.  Net interest margin increased to 3.00% for the first quarter of fiscal year 2015 as compared to 2.71% for the same period in fiscal year 2014.

Overall, when using a taxable equivalent yield (“TEY”), the Company’s interest earning asset yield increased by 27 basis points resulting partially from a change in asset mix which included a higher percentage of tax exempt income from municipal bonds and increased volume of loans receivable as a percentage of earning assets and their corresponding relatively higher yields in the fiscal 2015 first quarter compared to the same period in the prior fiscal year.  The improvement in yield/rate on loans receivable also reflects the acquired premium finance loans which were in our portfolio for approximately one-third of the quarter. The weighted average interest rate of the loans acquired in the AFS/IBEX transaction was approximately 9.2%. The weighted average remaining maturity of the commercial loans acquired was approximately five months.  The yield on non-MBS investment securities increased by 17 basis points on a TEY basis.  Asset yields moderately expanded due to increased yields on the MBS portfolio.  The yield on government -related MBS increased 12 basis points.  Average quarterly TEY on the securities portfolio increased by 21 basis points in the first quarter of fiscal 2015 compared to the same quarter of the prior year.  Net interest margin was also positively impacted by a 2 basis point decrease in the total cost of funds.  This decrease was primarily due to increasing MPS deposits and decreasing interest expense.  The Company’s average interest-earning assets for the fiscal 2014 first quarter grew by $299.6 million, or 17.3%, to $2.03 billion, up from $1.73 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2015 first fiscal quarter increased $290.2 million, or 17.9%, to $1.92 billion from $1.63 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits and overnight federal funds purchased, slightly offset by a decrease in time deposits.  MPS average quarterly deposits for the 2015 first fiscal quarter increased $201.1 million, or 17.0%, from the same period last year.  MPS average deposits were up 21% from the month of December 2013 to December 2014. This increase resulted almost entirely from growth in core prepaid card programs.  Overall, rates on all deposits and interest-bearing liabilities decreased by 2 basis points from 0.16% in the 2014 first fiscal quarter to 0.14% in the 2015 period.  At December 31, 2014, low- and no-cost checking deposits represented 92.8% of total deposits compared to 90.5% one year earlier.

Table of Content
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

Three Months Ended December 31,		2014			2013
(Dollars in Thousands)
	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$533,307	$6,396	4.76%	$393,983	$4,471	4.50%
Mortgage-backed securities	689,430	3,824	2.20%	703,933	3,683	2.08%
Other investments and fed funds sold	805,699	4,012	2.85%	630,953	3,008	2.71%
Total interest-earning assets	2,028,436	$14,232	3.13%	1,728,869	$11,162	2.86%
Non-interest-earning assets	85,230			56,685
Total assets	$2,113,666			$1,785,554

Non-interest bearing deposits	$1,415,707	$-	0.00%	$1,208,199	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	35,833	22	0.24%	30,828	25	0.32%
Savings	27,666	15	0.22%	26,127	8	0.12%
Money markets	40,005	16	0.16%	39,820	20	0.20%
Time deposits	126,508	179	0.56%	129,672	220	0.67%
FHLB advances	7,000	125	7.08%	7,000	125	7.08%
Overnight fed funds purchased	238,753	181	0.30%	162,468	122	0.30%
Other borrowings	24,397	123	2.00%	21,525	129	2.38%
Total interest-bearing liabilities	500,162	661	0.52%	417,440	649	0.62%
Total deposits and
interest-bearing liabilities	1,915,869	$661	0.14%	1,625,639	$649	0.16%
Other non-interest bearing liabilities	18,838			12,869
Total liabilities	1,934,707			1,638,508
Shareholders' equity	178,959			147,046
Total liabilities and
shareholders' equity	$2,113,666			$1,785,554
Net interest income and net
interest rate spread including
non-interest bearing deposits		$13,571	2.99%		$10,513	2.70%

Net interest margin			3.00%			2.71%

Table of Content
The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield.

Three Months Ended December 31,		2014			2013
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	689,430	3,824	2.20%	703,933	3,683	2.08%
*Other investments	708,722	3,883	3.16%	559,282	2,919	2.99%
Total Securities Portfolio Assets	$1,398,152	$7,707	2.69%	$1,263,215	$6,602	2.48%
*Excludes FHLB Stock

(1) Tax rate used to arrive at a TEY for three months ended Dec 2013 is 34%
(2) Tax rate used to arrive at a TEY for three months ended Dec 2014 is 35%

Provision for Loan Losses.  The Company recorded a $48,000 provision for loan losses in the three month period ended December 31, 2014, as compared to no provision for the comparable three month period of fiscal year 2014.  The current period provision was solely attributable to AFS/IBEX loans originated subsequent to the acquisition.  This was the result of the evaluation of the allowance for loan loss as explained in Note 4 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2015 first quarter decreased by $0.9 million, or 6.7%, to $12.7 million from $13.6 million for the same period in the prior fiscal year.  The change was mainly due to an increase of $1.3 million in loss on sale of securities sold primarily to fund the AFS/IBEX transaction.  Fees earned on MPS‑related programs increased to $13.1 million for the first quarter of fiscal year 2015, compared to $12.9 million for the same period in fiscal year 2014.

Non-Interest Expense.  Non-interest expense increased $3.3 million, or 17%, to $22.4 million, for the first quarter of fiscal year 2015, as compared to $19.1 million for the same period in fiscal year 2014.

Compensation expense increased $1.5 million, or 18%, to $10.5 million for the three months ended December 31, 2014 as compared to $9.0 million for the same period in fiscal year 2014 as a result of additional employees added to support company growth initiatives and the Company’s recently announced AFS/IBEX transaction.

Other expense increased $0.8 million, with $0.5 million relating to AFS/IBEX transaction costs, including intangible asset amortization.

Income Tax.  Income tax expense for the first quarter of fiscal year 2015 was $0.2 million, or an effective tax rate of 5.0%, compared to income tax expense of $1.0 million, or an effective tax rate of 20.6%, for the same period in the prior fiscal year.  The decrease in the effective tax rate is mainly due to the volume of tax-exempt municipal bonds compared to our total pre-tax income, loss on sales of securities, and lower income due to the increases in non-interest expense.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2014, the Company had commitments to originate and purchase loans and unused lines of credit totaling $95.3 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.  At December 31, 2014, the Company had no commitments to purchase securities.

Table of Content
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2014, the Bank met all capital adequacy requirements.

The Bank’s actual and required capital amounts and ratios are presented in the following table.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

MetaBank
Tangible capital (to tangible assets)	$170,379	8.18%	$31,258	1.50%	$	n/a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	170,379	8.18	83,354	4.00		104,192	5.00
Tier 1 (core) capital (to risk-weighted assets)	170,379	18.30	37,248	4.00		55,872	6.00
Total risk-based capital (to risk-weighted assets)	175,729	18.87	74,496	8.00		93,120	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At December 31, 2014, the Bank exceeded all requirements for the well capitalized category.

In July 2013, the Bank’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial institution holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

We believe that the Company and the Bank will be able to meet targeted capital ratios required by the revised requirements, as they become effective.

Table of Content
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

The Company currently focuses lending efforts toward originating and purchasing competitively priced adjustable-rate and fixed-rate loan products with short to intermediate terms to maturity, generally five years or less, though the Company will consider ten year fixed-rate loans for high quality agricultural and commercial borrowers so long as the loan agreements have an appropriate structure and prepayment penalties.  This theoretically allows the Company to maintain a portfolio of loans that will have relatively little sensitivity to changes in the level of interest rates, while providing a reasonable spread to the cost of liabilities used to fund the loans.

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

Table of Content
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
The Company is within Board policy for all scenarios.  The table below shows the results of the scenarios as of December 31, 2014:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-2.0%	1.0%	1.6%	2.2%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%

The EAR analysis reported at December 31, 2014, shows that in an increasing interest rate environment, more assets than liabilities will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s IRR results vary depending on which day of the week and timing in relation to certain payrolls when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a daily and weekly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and, to a lesser extent, to intraday funds flow settlement timing with the Federal Reserve Bank.  IRR has the potential to be negatively affected if the snapshot is taken on a Monday or a Tuesday, which, resulting from payroll processing timing in concert with typical early week activity, tend to necessitate a higher than average amount of overnight federal funds purchased which are typically paid down throughout the week.  Management and the Board are aware and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and its implications.

Table of Content
As previously noted, the Company purchased substantially all of the commercial loan portfolio and related assets of AFS/IBEX.  A portion of the securities portfolio was sold to fund the AFS/IBEX transaction.  The weighted average interest rate of the loans acquired in the AFS/IBEX transaction was approximately 9.2%. The weighted average remaining maturity of the commercial loans acquired was approximately five months.  This loan portfolio purchase as well as the AFS/IBEX platform and the coinciding securities portfolio sales intentionally enhanced the Company’s interest rate risk position in a rising interest rate environment.  Essentially, longer term, lower yield securities were sold and short term, higher yield loans were purchased.  The Company anticipates the rates achieved on new loans produced by AFS/IBEX to synchronize with the going level of interest rates when the loan is produced.  Therefore, it is the Company’s belief that as interest rates increase, yields achieved on new AFS/IBEX loans, in general, will reset at higher yields.

The following table shows the income sensitivity of selected assets and liabilities to changes in market interest rates (dollars in thousands).

		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets	Assets	-100	Base	+100	+200	+300
Total Loans	590,526	29.9%	28,548	29,416	30,807	32,228	33,678
Total Investments (non-TEY) and other Earning Assets	1,386,344	70.1%	29,611	30,291	31,225	32,016	32,794
Total Interest-Sensitive Income	1,976,870	100.0%	58,159	59,707	62,032	64,244	66,472
Total Interest-Bearing Deposits	202,498	66.5%	502	740	1,598	2,511	3,482
Total Borrowings	102,221	33.5%	651	797	1,711	2,626	3,540
Total Interest-Sensitive Expense	304,719	100.0%	1,153	1,537	3,309	5,137	7,022

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

The Company is within Board policy limits for all increasing basis point scenarios. The company is outside Board policy limits for the -100 basis point scenario as noted and discussed below. The table below shows the results of the scenario as of December 31, 2014:

Table of Content
Economic Value Sensitivity

	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-15.2%	8.3%	12.1%	14.1%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%

The EVE at risk reported at December 31, 2014, shows that as interest rates increase immediately, the economic value of equity position will increase from the base, as non-interest bearing deposits become more valuable in these increasing interest rate scenarios as well as potential higher repricing of short term loans within the loan portfolio.

The following table details the economic value sensitivity to changes in market interest rates at December 31, 2014, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that in a rising interest rate scenarios, total assets are less sensitive, or decrease in value less than total liabilities.  However, in a declining interest rate environment, the AFS/IBEX transaction and ensuing securities portfolio sales decreased the Company’s IRR position.  This resulted from the sale of longer term securities, which appreciate more in a falling interest rate environment being replaced with short term loans, which do not receive the same benefit in a falling interest rate environment.  Investments and other earning assets contribute to sensitivity, largely due to fixed rate securities investments.  This sensitivity is offset by the non-interest bearing deposits.  Day of the week timing, as discussed previously, also contributes to sensitivity.

		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value	Assets	-100	+100	+200	+300
Total Loans	590,526	28.0%	2.2%	-2.8%	-5.5%	-8.1%
Total Investments (non-TEY) and other Earning Assets	1,357,017	64.4%	3.8%	-4.4%	-9.2%	-13.8%
Other Assets	160,118	7.6%	0.0%	0.0%	0.0%	0.0%
Assets	2,107,661	100.0%	3.1%	-3.6%	-7.5%	-11.1%
Interest-Bearing Deposits	202,498	10.6%	2.0%	-1.7%	-3.1%	-4.4%
Non-Interest Bearing Deposits	1,586,421	82.9%	7.6%	-6.9%	-13.1%	-18.6%
Total Borrowings and Other Liabilities	124,550	6.5%	0.3%	-0.3%	-0.6%	-0.9%
Liabilities	1,913,469	100.0%	6.4%	-5.8%	-11.0%	-15.7%

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

Table of Content
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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings – See “Legal Proceedings” of Note 7 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 (our “2014 Form 10-K”) and on pages S-9 through S-11 in our Prospectus Supplement to our Prospectus dated June 7, 2013 and filed with the Securities and Exchange Commission on December 17, 2014,  which are hereby incorporated by reference. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Following is the restated text of two risk factors reflecting changes that have occurred since our publication of risk factors in our 2014 Form 10-K as well as one additional risk factor. There have been no material changes from the risk factors disclosed in our 2014 Form 10-K as supplemented in our Form 10-Q for the period ended December 31, 2014, other than as discussed below.

The FDIC recently issued guidance in the form of Frequently Asked Questions with respect to brokered deposits, and in response thereto the Bank classified a substantial portion of its deposit liabilities as brokered deposits, effective for the quarter ended December 31, 2014.   While the Bank is “well-capitalized” under existing bank regulations, failure to maintain this designation could have a serious material adverse impact on our liquidity, financial condition, and results of operations. Further, depending on our financial condition in the future, the FDIC could impose a surcharge between zero and ten basis points on our brokered deposits. Additionally, if we are required to amend previous call reports with respect to our level of brokered deposits, and are further required to pay additional assessments with respect these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations.

On January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  Following the Company’s review of the FAQs, the Bank classified $1.3 billion, or 72%, of its deposit liabilities, as brokered deposits effective for the quarter ended December 31, 2014.  Due to the Bank’s status as a “well-capitalized” institution under the FDIC’s prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that the Guidance will have an adverse impact on its liquidity, statements of financial condition or statements of operations going forward.  However, should the Bank ever fail to be well-capitalized in the future as a result of not meeting the well-capitalized requirements or the imposition of an individual minimum capital requirement or similar formal requirement, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e. no insured depository institution that is deemed to be less than “well-capitalized” may accept, renew or rollover brokered deposits absent a waiver from the FDIC).  In such event, unless the Bank were to receive a suitable waiver from the FDIC, such a result could produce serious material adverse consequences for the Bank with respect to liquidity and could also have serious material adverse effects on the Company’s financial condition and results of operations.  Further, and in general, depending on the Bank’s condition in the future, the FDIC could assess a surcharge on our brokered deposits between zero and ten basis points.  The Company is continuing to evaluate the FAQs and will monitor any future clarifications, rulings and interpretations, including whether institutions would be expected by the FDIC to amend prior call reports.  If we are required to amend previous call reports with respect to our level of brokered deposits, and are required to pay additional assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations.

Table of Content
We derive a significant percentage of our deposits, total assets and income from brokered deposit accounts that we generate through MPS’s customer relationships.

We derive a significant percentage of our deposits, total assets and income from the deposit accounts we generate through customer relationships between such third parties and MPS.  A substantial portion of these deposits were classified by the Bank as brokered deposits following the issuance on January 5, 2015 of the Guidance. In addition, deposits related to our top four customers (each, a significant customer) totaled $908.4 million, or 58.5% of our total deposit liabilities, at December 31, 2014.  We provide oversight and auditing of such third-party relationships and such relationships must meet all internal and regulatory requirements.  We may exit these relationships if such requirements are not met or if required to do so by our regulators.  We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity, such as National CDs, Fed Fund Lines, or Public Fund CDs.  However, if one of these significant customers were to be terminated, over a period of time, it could materially reduce our deposits, assets and income.  Similarly, if a significant customer was not replaced, we may be required to seek higher rate funding sources as compared to the existing customer and interest expense might increase.  We may also be required to sell securities or other assets which would reduce revenues and potentially generate losses.

We have recorded goodwill as a result of an acquisition that can significantly affect our earnings if it becomes impaired.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. At December 31, 2014, we had goodwill of $11.6 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3 .Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

See Index to Exhibits.

Table of Content
META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: February 3, 2015	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: February 3, 2015	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

Table of Content
INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Registrant’s 2002 Omnibus Incentive Plan, as amended and restated effective November 24, 2014, and filed on December 16, 2014 as Appendix A to the Registrant’s Schedule 14A (DEF 14A) Proxy Statement (Commission File No. 0-22140), is incorporated by reference.

10.2
Sales Agency Agreement, dated December 17, 2014, among Meta Financial Group, Inc., MetaBank and Sandler O’Neill & Partners, L.P. filed on December 17, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-22140), is incorporated herein by reference.

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