Form 10-Q
period 2015-03-31
META FINANCIAL GROUP INC
filed 2015-05-07
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 5, 2015:
Common Stock, $.01 par value	6,942,468 Common Shares

META FINANCIAL GROUP, INC.
 FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	March 31, 2015	September 30, 2014

Cash and cash equivalents	$24,883	$29,832
Investment securities available for sale	526,377	482,346
Mortgage-backed securities available for sale	676,159	657,870
Investment securities held to maturity	242,396	212,899
Mortgage-backed securities held to maturity	68,666	70,034
Loans receivable - net of allowance for loan losses of $5,716 at March 31, 2015 and $5,397 at September 30, 2014	618,744	493,007
Federal Home Loan Bank Stock, at cost	13,250	21,245
Accrued interest receivable	12,466	11,222
Insurance receivable	-	269
Premises, furniture, and equipment, net	17,563	16,462
Bank-owned life insurance	36,034	35,469
Foreclosed real estate and repossessed assets	-	15
Goodwill	11,578	-
Intangible assets	10,380	2,588
Prepaid assets	8,826	9,495
Deferred taxes	2,824	6,591
MPS accounts receivable	4,852	3,935
Other assets	94	752

Total assets	$2,275,092	$2,054,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,558,459	$1,126,715
Interest-bearing checking	36,021	37,188
Savings deposits	37,029	27,610
Money market deposits	37,491	40,475
Time certificates of deposit	61,672	134,553
Total deposits	1,730,672	1,366,541
Advances from Federal Home Loan Bank	7,000	7,000
Federal funds purchased	261,000	470,000
Securities sold under agreements to repurchase	11,637	10,411
Subordinated debentures	10,310	10,310
Accrued interest payable	160	318
Contingent liability	331	331
Accrued expenses and other liabilities	37,536	14,318
Total liabilities	2,058,646	1,879,229

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2015 and September 30, 2014, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 6,959,833 and 6,213,979 shares issued, 6,939,583 and 6,169,604 shares outstanding at March 31, 2015 and September 30, 2014, respectively	70	62
Additional paid-in capital	120,537	95,079
Retained earnings	90,887	83,797
Accumulated other comprehensive income (loss)	5,262	(3,409)
Treasury stock, 20,250 and 44,375 common shares, at cost, at March 31, 2015 and September 30, 2014, respectively	(310)	(727)
Total stockholders’ equity	216,446	174,802

Total liabilities and stockholders’ equity	$2,275,092	$2,054,031

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2015	2014	2015	2014

Interest and dividend income:
Loans receivable, including fees	$7,637	$4,750	$14,033	$9,221
Mortgage-backed securities	3,919	3,925	7,743	7,608
Other investments	4,203	3,388	8,215	6,396
	15,759	12,063	29,991	23,225
Interest expense:
Deposits	172	221	404	494
FHLB advances and other borrowings	301	323	730	699
	473	544	1,134	1,193

Net interest income	15,286	11,519	28,857	22,032

Provision (recovery) for loan losses	593	300	641	300

Net interest income after provision for loan losses	14,693	11,219	28,216	21,732

Non-interest income:
Card fees	13,663	12,055	26,752	24,948
Loan fees	813	438	1,127	645
Bank-owned life insurance	280	281	566	570
Deposit fees	141	140	297	297
Gain (loss) on sale of securities available for sale, net (Includes $17 and ($1,243) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three and six months ended March 31, 2015)	17	98	(1,243)	97
Gain (loss) on foreclosed real estate	2	2	28	5
Other income	54	49	117	88
Total non-interest income	14,970	13,063	27,644	26,650

Non-interest expense:
Compensation and benefits	11,668	10,019	22,199	18,970
Card processing	3,810	3,573	8,506	7,818
Occupancy and equipment	2,835	2,498	5,438	4,549
Legal and consulting	996	783	2,217	2,166
Data processing	331	338	681	672
Marketing	341	213	645	433
Other expense	3,439	2,319	6,147	4,196
Total non-interest expense	23,420	19,743	45,833	38,804

Income before income tax expense	6,243	4,539	10,027	9,578

Income tax expense (Includes $6 and ($451) income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the three and six months ended March 31, 2015)	1,062	395	1,251	1,432

Net income	$5,181	$4,144	$8,776	$8,146

Earnings per common share:
Basic	$0.79	$0.68	$1.38	$1.34
Diluted	$0.78	$0.67	$1.37	$1.32

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,

	2015	2014	2015	2014

Net income	$5,181	$4,144	$8,776	$8,146

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	5,940	14,286	12,452	7,745
Losses (gains) realized in net income	(17)	(98)	1,243	(97)
	5,923	14,188	13,695	7,648
Deferred income tax effect	2,189	5,180	5,024	2,848
Total other comprehensive income (loss)	3,734	9,008	8,671	4,800
Total comprehensive income (loss)	$8,915	$13,152	$17,447	$12,946

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended March 31, 2015 and 2014
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Cash dividends declared on common stock ($0.26 per share)	-	-	(1,588)	-	-	(1,588)

Issuance of common shares from the sales of equity securities	1	(52)	-	-	-	(51)

Issuance of common shares due to issuance of stock options and restricted stock	-	1,040	-	-	296	1,336

Stock compensation	-	33	-	-	-	33

Net change in unrealized losses on securities, net of income taxes	-	-	-	4,800	-	4,800

Net income	-	-	8,146	-	-	8,146

Balance, March 31, 2014	$62	$93,984	$77,826	$(15,485)	$(727)	$155,660

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Cash dividends declared on common stock ($0.26 per share)	-	-	(1,686)	-	-	(1,686)

Issuance of common shares from the sales of equity securities	8	25,282	-	-	417	25,707

Issuance of common shares due to issuance of stock options and restricted stock	-	176	-	-	-	176

Net change in unrealized losses on securities, net of income taxes	-	-	-	8,671	-	8,671

Net income	-	-	8,776	-	-	8,776

Balance, March 31, 2015	$70	$120,537	$90,887	$5,262	$(310)	$216,446

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$8,776	$8,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	12,097	8,979
Provision (recovery) for loan losses	641	300
Provision (recovery) for deferred taxes	(1,236)	(694)
(Gain) loss on other assets	(646)	(39)
(Gain) loss on sale of securities available for sale, net	1,243	(97)
Capital lease interest expense	(66)	-
Net change in accrued interest receivable	(1,245)	(1,026)
Net change in other assets	619	(1,875)
Net change in accrued interest payable	(157)	(124)
Net change in accrued expenses and other liabilities	18,867	(5,241)
Net cash provided by (used in) operating activities	38,893	8,329

Cash flows from investing activities:
Purchase of securities available for sale	(376,357)	(257,319)
Proceeds from sales of securities available for sale	264,631	68,167
Proceeds from maturities and principal repayments of securities available for sale	53,414	39,650
Purchase of securities held to maturity	(33,526)	(7,410)
Proceeds from maturities and principal repayments of securities held to maturity	4,078	3,302
Purchase of bank owned life insurance	-	(500)
Loans purchased	-	(1,784)
Loans sold	(5,472)	-
Net change in loans receivable	(46,786)	(44,103)
Proceeds from sales of foreclosed real estate	43	-
Net cash paid for acquisition	(92,308)	-
Federal Home Loan Bank stock purchases	(215,085)	(186,691)
Federal Home Loan Bank stock redemptions	223,080	186,040
Proceeds from the sale of premises and equipment	2,096	1,169
Purchase of premises and equipment	(2,148)	(969)
Net cash provided by (used in) investing activities	(224,340)	(200,448)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	437,012	238,479
Net change in time deposits	(72,881)	(58,602)
Proceeds from federal funds purchased	(209,000)	15,000
Net change in securities sold under agreements to repurchase	1,226	(3,620)
Capital lease amortization	(56)	-
Cash dividends paid	(1,686)	(1,588)
Stock compensation	-	33
Proceeds from issuance of common stock	25,883	1,285
Net cash provided by (used in) financing activities	180,498	190,987

Net change in cash and cash equivalents	(4,949)	(1,132)

Cash and cash equivalents at beginning of period	29,832	40,063
Cash and cash equivalents at end of period	$24,883	$38,931

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,292	$1,317
Income taxes	3,120	2,677
Franchise taxes	39	-
Other taxes	41	-

Supplemental schedule of non-cash investing activities:
Securities transferred from available for sale to held to maturity	$310	$-
Sale leaseback	2,259	-

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six month periods ended March 31, 2015, are not necessarily indicative of the results expected for the year ending September 30, 2015.

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

Under the terms of the purchase agreement, the aggregate purchase price, which was based upon the December 2, 2014 tangible book value of AFS/IBEX, was approximately $99.3 million, all of which was paid in cash.  The Company acquired assets with approximate fair values of $6.9 million cash and cash equivalents, $74.1 million net loans receivable, $0.7 million other assets, $8.2 million intangible assets including customer relationships, trademark, and non-compete agreements, and $11.6 million goodwill.  The Company also assumed liabilities of $2.2 million consisting of accrued expenses and other liabilities.  All amounts are at estimated fair market values.

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

Loans receivable at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015	September 30, 2014
	(Dollars in Thousands)

1-4 Family Real Estate	$115,741	$116,395
Commercial and Multi-Family Real Estate	260,537	224,302
Agricultural Real Estate	65,720	56,071
Consumer	30,535	29,329
Commercial Operating	27,266	30,846
Agricultural Operating	41,749	42,258
Premium Finance	83,191	-
Total Loans Receivable	624,739	499,201

Less:
Allowance for Loan Losses	(5,716)	(5,397)
Net Deferred Loan Origination Fees	(279)	(797)
Total Loans Receivable, Net	$618,744	$493,007

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and six month periods ended March 31, 2015 and 2014 is as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2015

Allowance for loan losses:
Beginning balance	$512	$1,198	$266	$78	$85	$630	$35	$2,421	$5,225
Provision (recovery) for loan losses	55	20	(1)	-	14	37	192	276	593
Charge offs	(45)	-	-	-	-	-	(81)	-	(126)
Recoveries	-	-	-	-	2	-	22	-	24
Ending balance	$522	$1,218	$265	$78	$101	$667	$168	$2,697	$5,716

Six Months Ended March 31, 2015

Allowance for loan losses:
Beginning balance	$552	$1,575	$263	$78	$93	$719	$-	$2,117	$5,397
Provision (recovery) for loan losses	15	(149)	2	-	5	(52)	240	580	641
Charge offs	(45)	(214)	-	-	-	-	(98)	-	(357)
Recoveries	-	6	-	-	3	-	26	-	35
Ending balance	$522	$1,218	$265	$78	$101	$667	$168	$2,697	$5,716

Ending balance: individually evaluated for impairment	-	296	-	1	-	326	-	-	623
Ending balance: collectively evaluated for impairment	522	922	265	77	101	341	168	2,697	5,093
Total	$522	$1,218	$265	$78	$101	$667	$168	$2,697	$5,716

Loans:
Ending balance: individually evaluated for impairment	181	1,410	-	1	16	6,134	-	-	7,742
Ending balance: collectively evaluated for impairment	115,560	259,127	65,720	30,534	27,250	35,615	83,191	-	616,997
Total	$115,741	$260,537	$65,720	$30,535	$27,266	$41,749	$83,191	$-	$624,739

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2014

Allowance for loan losses:
Beginning balance	$341	$1,552	$124	$72	$56	$248	$-	$1,865	$4,258
Provision (recovery) for loan losses	(54)	114	111	(1)	(4)	230	-	(96)	300
Charge offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	14	-	-	-	14
Ending balance	$287	$1,666	$235	$71	$66	$478	$-	$1,769	$4,572

Six Months Ended March 31, 2014

Allowance for loan losses:
Beginning balance	$333	$1,937	$112	$74	$49	$267	$-	$1,158	$3,930
Provision (recovery) for loan losses	(46)	(599)	123	(3)	3	211	-	611	300
Charge offs	-	-	-	-	-	-	-	-	-
Recoveries	-	328	-	-	14	-	-	-	342
Ending balance	$287	$1,666	$235	$71	$66	$478	$-	$1,769	$4,572

Ending balance: individually evaluated for impairment	25	366	-	-	-	-	-	-	391
Ending balance: collectively evaluated for impairment	262	1,300	235	71	66	478	-	1,769	4,181
Total	$287	$1,666	$235	$71	$66	$478	$-	$1,769	$4,572

Loans:
Ending balance: individually evaluated for impairment	673	5,703	-	-	30	-	-	-	6,406
Ending balance: collectively evaluated for impairment	99,054	205,632	35,206	27,112	22,000	35,770	-	-	424,774
Total	$99,727	$211,335	$35,206	$27,112	$22,030	$35,770	$-	$-	$431,180

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

The adverse classifications are as follows:

Substandard- A substandard asset is inadequately protected by the net worth and/or repayment ability or by a weak collateral position.  Assets so classified have well-defined weaknesses creating a distinct possibility that the Bank will sustain some loss if the weaknesses are not corrected.  Loss potential does not have to exist for an asset to be classified as substandard.

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

The asset classification of loans at March 31, 2015 and September 30, 2014 are as follows:

March 31, 2015	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$115,307	$257,664	$62,999	$30,534	$26,715	$25,555	$83,191	$601,965
Watch	131	1,821	259	1	385	1,860	-	4,457
Special Mention	223	94	877	-	-	5,517	-	6,711
Substandard	80	958	1,585	-	166	8,817	-	11,606
Doubtful	-	-	-	-	-	-	-	-
	$115,741	$260,537	$65,720	$30,535	$27,266	$41,749	$83,191	$624,739

September 30, 2014	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$115,700	$222,074	$52,364	$29,329	$30,709	$32,261	$-	$482,437
Watch	369	852	273	-	137	369	-	2,000
Special Mention	81	96	1,660	-	-	63	-	1,900
Substandard	245	1,280	1,774	-	-	9,565	-	12,864
Doubtful	-	-	-	-	-	-	-	-
	$116,395	$224,302	$56,071	$29,329	$30,846	$42,258	$-	$499,201

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

Past due loans at March 31, 2015 and September 30, 2014 are as follows:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$22	$-	$-	$22	$115,639	$80	$115,741
Commercial and Multi-Family Real Estate	-	-	-	-	259,579	958	260,537
Agricultural Real Estate	-	-	-	-	65,720	-	65,720
Consumer	13	12	5	30	30,505	-	30,535
Commercial Operating	-	-	-	-	27,266	-	27,266
Agricultural Operating	4,409	-	-	4,409	37,304	36	41,749
Premium Finance	866	666	617	2,149	81,042	-	83,191
Total	$5,310	$678	$622	$6,610	$617,055	$1,074	$624,739

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$111	$37	$-	$148	$115,966	$281	$116,395
Commercial and Multi-Family Real Estate	-	-	-	-	223,990	312	224,302
Agricultural Real Estate	-	-	-	-	56,071	-	56,071
Consumer	2	12	54	68	29,261	-	29,329
Commercial Operating	-	-	-	-	30,846	-	30,846
Agricultural Operating	-	-	-	-	41,918	340	42,258
Total	$113	$49	$54	$216	$498,052	$933	$499,201

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  As of March 31, 2015, there were no Premium Finance loans greater than 210 days past due.

Impaired loans at March 31, 2015 and September 30, 2014 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
March 31, 2015	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$181	$213	$-
Commercial and Multi-Family Real Estate	452	452	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	16	16	-
Agricultural Operating	-	-	-
Premium Finance	-	-	-
Total	$649	$681	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$-	$-	$-
Commercial and Multi-Family Real Estate	958	958	296
Agricultural Real Estate	-	-	-
Consumer	1	1	1
Commercial Operating	-	-	-
Agricultural Operating	6,134	6,184	326
Premium Finance	-	-	-
Total	$7,093	$7,143	$623

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2014	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$142	$142	$-
Commercial and Multi-Family Real Estate	4,375	4,375	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	22	22	-
Agricultural Operating	-	-	-
Total	$4,539	$4,539	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$245	$245	$23
Commercial and Multi-Family Real Estate	1,280	1,280	350
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	340	340	340
Total	$1,865	$1,865	$713

The following table provides the average recorded investment in impaired loans for the three and six month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)

1-4 Family Real Estate	$292	$676	$333	$665
Commercial and Multi-Family Real Estate	1,421	7,512	2,834	7,370
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	19	37	20	41
Agricultural Operating	2,242	-	1,284	-
Premium Finance	-	-	-	-
Total	$3,974	$8,226	$4,471	$8,076

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three and six month periods ended March 31, 2015 and 2014.  Additionally, there were no TDR loans for which there was a payment default during the three and six month periods ended March 31, 2015 and 2014 that had been modified during the 12-month period prior to the default.

NOTE 4.	ALLOWANCE FOR LOAN LOSSES

At March 31, 2015, the Company’s allowance for loan losses was $5.7 million, an increase of $0.3 million from $5.4 million at September 30, 2014.  During the six months ended March 31, 2015, the Company recorded a provision for loan losses of $0.6 million. In addition, the Company had $0.3 million net charge offs for the six months ended March 31, 2015, compared to net recoveries of $0.3 million for the six months ended March 31, 2014.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2015, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of March 31, 2015 and September 30, 2014.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three and six months ended March 31, 2015 and 2014 is presented below.

Three Months Ended March 31,	2015	2014
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$5,181	$4,144

Basic EPS
Weighted average common shares outstanding	6,546,071	6,119,679
Less weighted average nonvested shares	(4,717)	(4,967)
Weighted average common shares outstanding	6,541,354	6,114,712

Earnings Per Common Share
Basic	$0.79	$0.68

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,541,354	6,114,712
Add dilutive effect of assumed exercises of stock options, net of tax benefits	60,060	100,282
Weighted average common and dilutive potential common shares outstanding	6,601,414	6,214,994

Earnings Per Common Share
Diluted	$0.78	$0.67

Six Months Ended March 31,	2015	2014
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$8,776	$8,146

Basic EPS
Weighted average common shares outstanding	6,362,921	6,098,892
Less weighted average unallocated ESOP and nonvested shares	(4,327)	(4,601)
Weighted average common shares outstanding	6,358,594	6,094,291

Earnings Per Common Share
Basic	$1.38	$1.34

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,358,594	6,094,291
Add dilutive effect of assumed exercises of stock options, net of tax benefits	60,617	97,282
Weighted average common and dilutive potential common shares outstanding	6,419,211	6,191,573

Earnings Per Common Share
Diluted	$1.37	$1.32

Stock options totaling 29,199 were not considered in computing diluted EPS for the three and six months ended March 31, 2015, because they were not dilutive.  All stock options were considered in computing diluted EPS for the three months ended March 31, 2014.  Stock options totaling 29,199 were not considered in computing diluted EPS for the six months ended March 31, 2014, because they were not dilutive.

NOTE 6.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at March 31, 2015 and September 30, 2014 are presented below.

Available For Sale At March 31, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$23,685	$43	$(2,559)	$21,169
Small business administration securities	35,977	1,390	-	37,367
Non-bank qualified obligations of states and political subdivisions	462,441	6,058	(1,624)	466,875
Mortgage-backed securities	674,166	4,403	(2,410)	676,159
Total debt securities	1,196,269	11,894	(6,593)	1,201,570
Common equities and mutual funds	639	331	(4)	966
Total available for sale securities	$1,196,908	$12,225	$(6,597)	$1,202,536

At September 30, 2014	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$48,747	$191	$(2,009)	$46,929
Small business administration securities	66,541	543	(72)	67,012
Non-bank qualified obligations of states and political subdivisions	368,897	2,494	(3,811)	367,580
Mortgage-backed securities	663,690	3,519	(9,339)	657,870
Total available for sale securities	1,147,875	6,747	(15,231)	1,139,391
Common equities and mutual funds	539	291	(5)	825
Total available for sale securities	$1,148,414	$7,038	$(15,236)	$1,140,216

Held to Maturity At March 31, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,414	$45	$(205)	$19,254
Non-bank qualified obligations of states and political subdivisions	222,982	1,995	(310)	224,667
Mortgage-backed securities	68,666	5	(593)	68,078
Total held to maturity securities	$311,062	$2,045	$(1,108)	$311,999

At September 30, 2014	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,304	$48	$(372)	$18,980
Non-bank qualified obligations of states and political subdivisions	193,595	894	(2,329)	192,160
Mortgage-backed securities	70,034	-	(1,862)	68,172
Total held to maturity securities	$282,933	$942	$(4,563)	$279,312

Included in securities available for sale are trust preferred securities as follows:

At March 31, 2015 Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,986	$4,165	$(821)	BB+	Baa3
Huntington Capital Trust II SE	4,978	4,000	(978)	BB	Baa3
PNC Capital Trust	4,963	4,320	(643)	BBB-	Baa2
Wells Fargo (Corestates Capital) Trust	4,466	4,350	(116)	BBB+	A3
Total	$19,393	$16,835	$(2,558)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2014 Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,985	$4,400	$(585)	BB+	Baa3
Huntington Capital Trust II SE	4,977	4,300	(677)	BB	Baa3
PNC Capital Trust	4,962	4,400	(562)	BBB-	Baa2
Wells Fargo (Corestates Capital) Trust	4,444	4,400	(44)	BBB+	A3
Total	$19,368	$17,500	$(1,868)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and September 30, 2014, are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$16,835	$(2,559)	$16,835	$(2,559)
Non-bank qualified obligations of states and political subdivisions	74,300	(778)	53,874	(846)	128,174	(1,624)
Mortgage-backed securities	204,364	(1,010)	124,913	(1,400)	329,277	(2,410)
Total debt securities	278,664	(1,788)	195,622	(4,805)	474,286	(6,593)
Common equities and mutual funds	-	-	123	(4)	123	(4)
Total available for sale securities	$278,664	$(1,788)	$195,745	$(4,809)	$474,409	$(6,597)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$6,073	$(47)	$25,359	$(1,962)	$31,432	$(2,009)
Small Business Administration securities	8,454	(72)	-	-	8,454	(72)
Non-bank qualified obligations of states and political subdivisions	27,062	(70)	191,146	(3,741)	218,208	(3,811)
Mortgage-backed securities	238,980	(1,248)	234,347	(8,091)	473,327	(9,339)
Total available for sale securities	280,569	(1,437)	450,852	(13,794)	731,421	(15,231)
Common equities and mutual funds	123	(5)	-	-	123	(5)
Total available for sale securities	$280,692	$(1,442)	$450,852	$(13,794)	$731,544	$(15,236)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$4,461	$(54)	$9,938	$(151)	$14,399	$(205)
Non-bank qualified obligations of states and political subdivisions	18,183	(106)	40,685	(204)	58,868	(310)
Mortgage-backed securities	-	-	65,482	(593)	65,482	(593)
Total held to maturity securities	$22,644	$(160)	$116,105	$(948)	$138,749	$(1,108)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	1,056	(2)	14,079	(370)	15,135	(372)
Non-bank qualified obligations of states and political subdivisions	-	-	147,949	(2,329)	147,949	(2,329)
Mortgage-backed securities	-	-	68,172	(1,862)	68,172	(1,862)
Total held to maturity securities	$1,056	$(2)	$230,200	$(4,561)	$231,256	$(4,563)

At March 31, 2015, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at March 31, 2015.

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

Available For Sale	AMORTIZED COST	FAIR VALUE
At March 31, 2015	(Dollars in Thousands)

Due in one year or less	$3,000	$3,017
Due after one year through five years	1,183	1,214
Due after five years through ten years	300,668	306,344
Due after ten years	217,252	214,836
	522,103	525,411
Mortgage-backed securities	674,166	676,159
Common equities and mutual funds	639	966
Total available for sale securities	$1,196,908	$1,202,536

	AMORTIZED COST	FAIR VALUE
September 30, 2014	(Dollars in Thousands)

Due in one year or less	$2,999	$3,048
Due after one year through five years	9,922	10,079
Due after five years through ten years	285,413	285,698
Due after ten years	185,851	182,696
	484,185	481,521
Mortgage-backed securities	663,690	657,870
Common equities and mutual funds	539	825
Total available for sale securities	$1,148,414	$1,140,216

Held To Maturity	AMORTIZED COST	FAIR VALUE
At March 31, 2015	(Dollars in Thousands)

Due in one year or less	$95	$95
Due after one year through five years	5,357	5,341
Due after five years through ten years	111,639	111,880
Due after ten years	125,305	126,605
	242,396	243,921
Mortgage-backed securities	68,666	68,078
Total held to maturity securities	$311,062	$311,999

	AMORTIZED COST	FAIR VALUE
September 30, 2014	(Dollars in Thousands)

Due in one year or less	$347	$348
Due after one year through five years	4,726	4,718
Due after five years through ten years	91,532	89,984
Due after ten years	116,294	116,090
	212,899	211,140
Mortgage-backed securities	70,034	68,172
Total held to maturity securities	$282,933	$279,312

NOTE 7.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At March 31, 2015 and September 30, 2014, unfunded loan commitments approximated $81.6 million and $96.0 million respectively, excluding undisbursed portions of loans in process.  These unfunded loan commitments were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

At March 31, 2015, the Company had four commitments to purchase securities available for sale totaling $10.9 million.  The Company had no commitments to purchase securities at September 30, 2014.

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

The Company maintains the 2002 Omnibus Incentive Plan, as amended and restated, which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company.  Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans for the six months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2014	235,766	$25.20	3.78	$2,507
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Options outstanding, March 31, 2015	235,766	$25.20	3.29	$3,430

Options exercisable, March 31, 2015	235,766	$25.20	3.29	$3,430

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2014	4,000	$28.61
Granted	5,200	35.14
Vested	(5,450)	33.62
Forfeited or expired	-	-
Nonvested shares outstanding, March 31, 2015	3,750	$30.38

At March 31, 2015, stock based compensation expense not yet recognized in income totaled $63,000, which is expected to be recognized over a weighted average remaining period of 1.73 years.

NOTE 9.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Retail Banking, a division of the Bank, operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where its offices are located. The second reportable segment, MPS, is also a division of the Bank.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of Automated Teller Machines into the debit networks, credit programs, Automated Clearing House (“ACH”) origination services, gift card programs, rebate programs, travel programs, and tax related programs.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of the Company and inter-segment eliminations as well as specialty lending.

Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

The following tables present segment data for the Company for the three and six months ended March 31, 2015 and 2014, respectively.

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended March 31, 2015
Interest income	$8,560	$5,281	$1,918	15,759
Interest expense	282	46	145	473
Net interest income (expense)	8,278	5,235	1,773	15,286
Provision (recovery) for loan losses	400	-	193	593
Non-interest income	885	13,608	477	14,970
Non-interest expense	5,286	15,878	2,256	23,420
Income (loss) before income tax expense (benefit)	3,477	2,965	(199)	6,243
Income tax expense (benefit)	633	561	(132)	1,062
Net income (loss)	$2,844	$2,404	$(67)	$5,181

Inter-segment revenue (expense)	$(4,084)	4,084	$-	$-
Total assets	478,295	1,693,538	103,259	2,275,092
Total deposits	204,728	1,533,716	(7,772)	1,730,672

	Retail Banking	Meta Payment Systems®	All Others	Total

Six Months Ended March 31, 2015
Interest income	$17,316	$10,170	$2,505	$29,991
Interest expense	788	91	255	1,134
Net interest income (expense)	16,528	10,079	2,250	28,857
Provision (recovery) for loan losses	400	-	241	641
Non-interest income	319	26,660	665	27,644
Non-interest expense	11,160	31,733	2,940	45,833
Income (loss) before income tax expense (benefit)	5,287	5,006	(266)	10,027
Income tax expense (benefit)	540	898	(187)	1,251
Net income (loss)	$4,747	$4,108	$(79)	$8,776

Inter-segment revenue (expense)	$(7,980)	$7,980	$-	$-
Total assets	478,295	1,693,538	103,259	2,275,092
Total deposits	204,728	1,533,716	(7,772)	1,730,672

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended March 31, 2014
Interest income	$7,797	$4,266	$-	$12,063
Interest expense	402	31	111	544
Net interest income (expense)	7,395	4,235	(111)	11,519
Provision (recovery) for loan losses	300	-	-	300
Non-interest income	1,058	12,005	-	13,063
Non-interest expense	5,622	13,988	133	19,743
Income (loss) before income tax expense (benefit)	2,531	2,252	(244)	4,539
Income tax expense (benefit)	220	266	(91)	395
Net income (loss)	$2,311	$1,986	$(153)	$4,144

Inter-segment revenue (expense)	$3,410	$(3,410)	$-	$-
Total assets	459,500	1,427,772	3,285	1,890,557
Total deposits	210,032	1,292,438	(7,310)	1,495,160

	Retail Banking	Meta Payment Systems®	All Others	Total

Six Months Ended March 31, 2014
Interest income	$15,259	$7,966	$-	$23,225
Interest expense	911	57	225	1,193
Net interest income (expense)	14,348	7,909	(225)	22,032
Provision (recovery) for loan losses	300	-	-	300
Non-interest income	1,808	24,842	-	26,650
Non-interest expense	10,454	27,715	635	38,804
Income (loss) before income tax expense (benefit)	5,402	5,036	(860)	9,578
Income tax expense (benefit)	836	905	(309)	1,432
Net income (loss)	$4,566	$4,131	$(551)	$8,146

Inter-segment revenue (expense)	$6,626	$(6,626)	$-	$-
Total assets	459,500	1,427,772	3,285	1,890,557
Total deposits	210,032	1,292,438	(7,310)	1,495,160

The following tables present gross profit data for MPS for the three and six months ended March 31, 2015 and 2014.

Three Months Ended March 31,	2015	2014

Interest income	$5,281	$4,266
Interest expense	46	31
Net interest income	5,235	4,235
Provision (recovery) for loan losses	-	-
Non-interest income	13,608	12,005
Card processing expense	3,804	3,563
Gross Profit	15,039	12,677

Other non-interest expense	12,074	10,425

Income (loss) before income tax expense (benefit)	2,965	2,252
Income tax expense (benefit)	561	266
Net Income (Loss)	$2,404	$1,986

Six Months Ended March 31,	2015	2014

Interest income	$10,170	$7,966
Interest expense	91	57
Net interest income	10,079	7,909

Provision (recovery) for loan losses	-	-
Non-interest income	26,660	24,842
Card processing expense	8,495	7,800
Gross Profit	28,244	24,951

Other non-interest expense	23,238	19,915

Income (loss) before income tax expense (benefit)	5,006	5,036
Income tax expense	898	905
Net Income	$4,108	$4,131

NOTE 10.	NEW ACCOUNTING PRONOUNCEMENTS

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

ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606)

This ASU provides guidance on when to recognize revenue from contracts with customers.  The objective of this ASU is to eliminate diversity in practice related to this topic and to develop guidance that would streamline and enhance revenue recognition requirements.  The ASU defines five steps to recognize revenue including, identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation.  This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company is currently assessing the potential impact to the consolidated financial statements.

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

ASU No. 2015-01, Income Statement, Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

This ASU eliminates the concept of extraordinary items from U.S. GAAP.  The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence.  This update is effective for annual and interim periods beginning after December 15, 2015, and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis

This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities.  This update is effective for annual and interim periods beginning after December 15, 2015, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at March 31, 2015 or September 30, 2014.

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

The following table summarizes the fair values of securities available for sale and held to maturity at March 31, 2015 and September 30, 2014.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value at March 31, 2015
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$21,169	$-	$21,169	$-	$-	$-	$-	$-
Small business administration securities	37,367	-	37,367	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	19,254	-	19,254	-
Non-bank qualified obligations of states and political subdivisions	466,875	-	466,875	-	224,667	-	224,667	-
Mortgage-backed securities	676,159	-	676,159	-	68,078	-	68,078	-
Total debt securities	1,201,570	-	1,201,570	-	311,999	-	311,999	-
Common equities and mutual funds	966	966	-	-	-	-	-	-
Total securities	$1,202,536	$966	$1,201,570	$-	$311,999	$-	$311,999	$-

	Fair Value at September 30, 2014
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$46,929	$-	$46,929	$-	$-	$-	$-	$-
Small business administration securities	67,012	-	67,012	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	18,980	-	18,980	-
Non-bank qualified obligations of states and political subdivisions	367,580	-	367,580	-	192,160	-	192,160	-
Mortgage-backed securities	657,870	-	657,870	-	68,172	-	68,172	-
Total debt securities	1,139,391	-	1,139,391	-	279,312	-	279,312	-
Common equities and mutual funds	825	825	-	-	-	-	-	-
Total securities	$1,140,216	$825	$1,139,391	$-	$279,312	$-	$279,312	$-

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

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of March 31, 2015 and September 30, 2014.

	Fair Value at March 31, 2015
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$54	$-	$-	$54
Commercial and multi-family real estate loans	662	-	-	662
Agricultural operating loans	5,808	-	-	5,808
Total Impaired Loans	6,524	-	-	6,524
Foreclosed Assets, net	-	-	-	-
Total	$6,524	$-	$-	$6,524

	Fair Value at September 30, 2014
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$222	$-	$-	$222
Commercial and multi-family real estate loans	930	-	-	930
Total Impaired Loans	1,152	-	-	1,152
Foreclosed Assets, net	15	-	-	15
Total	$1,167	$-	$-	$1,167

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input

Impaired Loans, net	$6,524	Market approach	Appraised values (1)
Foreclosed Assets, net	-	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input

Impaired Loans, net	$1,152	Market approach	Appraised values (1)
Foreclosed Assets, net	15	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2015 and September 30, 2014, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2015 and September 30, 2014.

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$24,883	$24,883	$24,883	$-	$-

Securities available for sale	1,202,536	1,202,536	966	1,201,570	-
Securities held to maturity	311,062	311,999	-	311,999	-
Total securities	1,513,598	1,514,535	966	1,513,569	-

Loans receivable:
One to four family residential mortgage loans	115,741	111,355	-	-	111,355
Commercial and multi-family real estate loans	260,537	270,464	-	-	270,464
Agricultural real estate loans	65,720	66,500	-	-	66,500
Consumer loans	30,535	30,889	-	-	30,889
Commercial operating loans	27,266	21,746	-	-	21,746
Agricultural operating loans	41,749	43,101	-	-	43,101
Premium finance	83,191	86,196	-	-	86,196
Total loans receivable	624,739	630,251	-	-	630,251

Federal Home Loan Bank stock	13,250	13,250	-	13,250	-
Accrued interest receivable	12,466	12,466	12,466	-	-

Financial liabilities
Noninterest bearing demand deposits	1,558,459	1,558,459	1,558,459	-	-
Interest bearing demand deposits, savings, and money markets	110,541	110,541	110,541	-	-
Certificates of deposit	61,672	61,790	-	61,790	-
Total deposits	1,730,672	1,730,791	1,669,001	61,790	-

Advances from Federal Home Loan Bank	7,000	8,741	-	8,741	-
Federal funds purchased	261,000	261,000		261,000
Securities sold under agreements to repurchase	11,637	11,637	-	11,637	-
Subordinated debentures	10,310	10,413	-	10,413	-
Accrued interest payable	160	160	160	-	-

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$29,832	$29,832	$29,832	$-	$-

Securities available for sale	1,140,216	1,140,216	825	1,139,391	-
Securities held to maturity	282,933	279,312	-	279,312	-
Total securities	1,423,149	1,419,528	825	1,418,703	-

Loans receivable:
One to four family residential mortgage loans	116,395	111,254	-	-	111,254
Commercial and multi-family real estate loans	224,302	234,845	-	-	234,845
Agricultural real estate loans	56,071	58,651	-	-	58,651
Consumer loans	29,329	29,580	-	-	29,580
Commercial operating loans	30,846	25,660	-	-	25,660
Agricultural operating loans	42,258	44,398	-	-	44,398
Total loans receivable	499,201	504,388	-	-	504,388

Federal Home Loan Bank stock	21,245	21,245	-	21,245	-
Accrued interest receivable	11,222	11,222	11,222	-	-

Financial liabilities
Noninterest bearing demand deposits	1,126,715	1,126,715	1,126,715	-	-
Interest bearing demand deposits, savings, and money markets	105,273	105,273	105,273	-	-
Certificates of deposit	134,553	134,746	-	134,746	-
Total deposits	1,366,541	1,366,734	1,231,988	134,746	-

Advances from Federal Home Loan Bank	7,000	8,789	-	8,789	-
Federal funds purchased	470,000	470,000	-	470,000	-
Securities sold under agreements to repurchase	10,411	10,411	-	10,411	-
Subordinated debentures	10,310	10,415	-	10,415	-
Accrued interest payable	318	318	318	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2015 and September 30, 2014.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at March 31, 2015 or September 30, 2014.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

Meta Financial recorded $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014.  The goodwill associated with this transaction is deductible for tax purposes.  As part of the AFS/IBEX transaction, Meta Financial also recognized the following amortizable intangible assets:

Intangible	Amount	Book Amortization Period	Method

Trademark	$540	15	Straight Line
Non-Compete	$260	3	Straight Line
Customer Relationships	$7,240	30	Accelerated
Other	$173	Varied	Straight Line

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2015 and 2014 are as follows:

	Specialty Finance Goodwill	Specialty Finance Intangibles	Meta Payment Systems® Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2014	$-	$-	$2,588	$2,588

Acquisitions during the period	11,578	8,213	-	19,791

Patent costs capitalized during the period	-	-	77	77

Amortization during the period	-	(452)	(46)	(498)

Balance as of March 31, 2015	$11,578	$7,761	$2,619	$21,958

	Specialty Finance Goodwill	Specialty Finance Intangibles	Meta Payment Systems® Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2013	$-	$-	$2,339	$2,339

Patents costs capitalized during the period	-	-	161	161

Amortization during the period	-	-	(36)	(36)

Balance as of March 31, 2014	$-	$-	$2,464	$2,464

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the six months ended March 31, 2015 and 2014.  The annual goodwill impairment test will be conducted at September 30, 2015.

NOTE 13.	REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

As previously disclosed in our Annual Report on Form 10-K, on July 21, 2011, pursuant to the Dodd Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve.  The OCC is responsible for the ongoing examination, supervision and regulation of the Bank.  The Dodd Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing federal savings banks.  The Federal Reserve is now responsible for the ongoing examination, supervision and regulation of the Company, including matters with respect to the Consent Order against the Company.  Prior to passage of the Dodd-Frank Act, the OTS had issued supervisory directives to the Bank, consent orders to the Bank and the Company, and had taken other regulatory action to require the Bank to reimburse certain consumers in connection with a credit program that was discontinued.  All supervisory directives have been terminated, and on August 7, 2014 the OCC terminated the Bank’s Consent Order.  The Consent Order against the Company is still in effect, although management believes its effect on the Company’s financial condition and results of operations has been and will continue to be immaterial.  The Company anticipates (but cannot guarantee) that the order will be terminated in the third fiscal quarter of 2015.

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits.  Following the Company's review of the Guidance, it determined to treat $1.2 billion, or 69% of its deposit liabilities, as brokered deposits, effective for the quarter ended March 31, 2015.

Due to the Bank’s status as a "well-capitalized" institution under the FDIC's prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that the Guidance will have a material adverse impact on the Company’s business operations or its ability to further grow deposits.  However, should the Bank ever fail to be well-capitalized in the future, as a result of failing to meet the well-capitalized requirements, or the imposition of an individual minimum capital requirement or similar formal requirements, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., may not accept, renew or rollover brokered deposits) which could produce serious adverse effects on the Company’s liquidity, and financial condition and results of operations.

NOTE 14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the quarter ended March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at March 31, 2015, compared to September 30, 2014, and the consolidated results of operations for the three and six months ended March 31, 2015 and 2014.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2014.

OVERVIEW OF CORPORATE DEVELOPMENTS

The Company recorded net income of $5.2 million for the three months ended March 31, 2015, compared to net income of $4.1 million for the same period in fiscal year 2014.  The increase was primarily due to an increase of $3.8 million in net interest income and an increase of $1.6 million in card fee income, offset in part by an increase in non-interest expense.

In March 2015, Meta announced the successful completion of the sale of 740,654 common shares under its “at-the-market” (“ATM”) equity offering announced on December 17, 2014.  The common shares sold at an average price of $35.03 per share.  Proceeds to the Company, net of direct selling costs, were $25.4 million.

Total loans, net of allowance for loan losses, increased $125.7 million, or 26%, to $618.7 million at March 31, 2015 compared to September 30, 2014.

The average internal net interest yield MPS received for its deposits was 1.15% in the fiscal 2015 second quarter and 1.17% in the comparable 2014 period.

The Company’s tangible book value per common share increased by $0.12, or 0.4%, to $28.03 per share at March 31, 2015 from $27.91 per share at September 30, 2014.  This increase is primarily attributable to an increase in the number of common shares outstanding and OCI, offset by an increase in goodwill and intangible asset increases due to the AFS/IBEX transaction.  The tangible book value per common share excluding accumulated other comprehensive income was $27.27 as of March 31, 2015, compared to $28.47 as of September 30, 2014.

 At March 31, 2015, non-performing assets were $1.7 million compared to $1.0 million at September 30, 2014.  Excluding the purchased AFS/IBEX portfolio, non-performing assets were $1.1 million at March 31, 2015.

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits.  Following the Company's review of the Guidance, it determined to treat  $1.2 billion, or 69% of its deposit liabilities, as brokered deposits, effective for the quarter ended March 31, 2015.

FINANCIAL CONDITION

At March 31, 2015, the Company’s assets grew by $221.1 million, or 10.8%, to $2.28 billion compared to $2.05 billion at September 30, 2014.  The increase in assets was due primarily to increases in net loans receivable, the investment securities portfolio, and goodwill and intangible assets resulting from the AFS/IBEX transaction, offset in part by decreases in FHLB stock, cash and cash equivalents, and deferred taxes.

Total cash and cash equivalents were $24.9 million at March 31, 2015, a decrease of $4.9 million from $29.8 million at September 30, 2014.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.  At March 31, 2015, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities increased $90.4 million, or 6.4%, to $1.51 billion at March 31, 2015, as compared to $1.42 billion at September 30, 2014, as related investment purchases exceeded maturities, sales, and principal pay downs.  The Company’s portfolio of securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives, and very high quality non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less.  Of the total of $744.8 million of MBS, $676.1 million are classified as available for sale, and $68.7 million are classified as held to maturity.  Of the total of $768.8 million of investment securities, $526.4 million are classified as available for sale and $242.4 million are classified as held to maturity.  During the six month period ended March 31, 2015, the Company purchased a gross amount of $263.7 million of MBS with average lives much shorter than their stated final maturity dates of 30 years or less (primarily due to anticipated prepayments or seasoning), as well as $115.3 million of investment securities available for sale and $30.9 million of investment securities held to maturity, primarily high quality NBQ obligations of states and political subdivisions.

The Company’s portfolio of net loans receivable increased $125.7 million, or 26%, to $618.7 million at March 31, 2015 from $493.0 million at September 30, 2014.  This increase primarily relates to growth in commercial insurance premium finance loans and commercial and multi-family real estate loans of $83.2 and $36.2 million, respectively.  Of the $36.2 million in commercial and multi-family real estate loans, $24.8 million is considered high-volatility commercial real estate (“HVCRE”).  While such HVCRE is risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets has been inconsequential in terms of the Company’s capital ratios.

Supervisory experience has demonstrated that certain acquisition, development, and constructions (“ADC”) loans (which are a subset of commercial real estate exposures) present particular risks for which bank regulatory agencies believe banking organizations should hold additional capital. The Basel III Capital Rules define an HVCRE to include any credit facility that finances or has financed the acquisition, development, or construction of real property, unless the facility finances one-to four-family residential mortgage property, or commercial real estate projects that meet certain prudential criteria, including a loan-to-value ratio less than eighty percent and capital contributions or expense contributions of the borrower throughout the life of the project. The final rule excludes loans that finance the acquisition, development, or construction of real property that would qualify as community development investments. The final definition also exempts ADC loans for the purchase or development of agricultural land, which is defined as all land known to be used or usable for agricultural purposes (such as crop and livestock production), provided that the valuation of the agricultural land is based on its value for agricultural purposes and the valuation does not consider any potential use of the land for non-agricultural commercial development or residential development.

Goodwill and intangible assets increased by $19.4 million as a result of the AFS/IBEX transaction during the first quarter of fiscal year 2015.

The Company owns stock in the FHLB due to the Bank’s membership.  The FHLB requires a level of stock investment based on a pre-determined formula based on membership and participation, primarily the FHLB’s advances (i.e. lending programs).  The Company’s investment in such stock decreased $8.0 million to $13.2 million at March 31, 2015, from $21.2 million at September 30, 2014.  The decrease directly correlates with the lower overnight federal funds purchased.

Total deposits increased $364.1 million, or 26.7%, at March 31, 2015, from September 30, 2014.  Deposits attributable to MPS increased by $434.2 million, or 39.5%, to $1.53 billion at March 31, 2015, compared to $1.10 billion at September 30, 2014.  Additionally, certificates of deposits decreased by $72.9 million to $61.7 million primarily related to a decrease in public funds on deposit as planned by the Company.  The average balance of total deposits and interest-bearing liabilities was $2.03 billion for the six month period ended March 31, 2015 compared to $1.70 billion for the same period in the prior fiscal year.  The average balance of non-interest bearing deposits for the six month period ended March 31, 2015, increased by $303.1 million, or 22.7% to $1.64 billion at March 31, 2015, compared to $1.33 billion for the same period in the prior fiscal year.

Total borrowings decreased $207.8 million from $497.7 million at September 30, 2014, to $289.9 million at March 31, 2015, primarily due to the decrease of federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday and Tuesday, which are typically paid down throughout the week.

At March 31, 2015, the Company’s stockholders’ equity totaled $216.4 million, an increase of $41.6 million, from $174.8 million at September 30, 2014.  The increase was primarily due to the ATM Offering, which raised proceeds of $25.4 million, net of direct selling costs, as well as an increase in AOCI stemming from the securities portfolio which significantly appreciated for the six months ending March 31, 2015.  The remainder of the increase in stockholders’ equity was attributable to retained earnings during the period.  At March 31, 2015, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at March 31, 2015 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	March 31, 2015	September 30, 2014
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$80	$281
Commercial & Multi Family Real Estate (1)	958	312
Agricultural Operating	36	340
Total	1,074	933

Accruing Loans Delinquent 90 Days or More
Consumer	5	54
Premium Finance	617	-
Total	622	54

Total Non-Performing Loans	1,696	987

Other Assets

Foreclosed Assets:
Commercial & Multi Family	-	15
Total	-	15

Total Other Assets	-	15

Total Non-Performing Assets	$1,696	$1,002
Total as a Percentage of Total Assets	0.07%	0.05%

(1)	At September 30, 2014, the Company had $312,000 of TDRs in Commercial & Multi Family. In addition to the non-performing TDRs in (1), the Company had an additional $0.6 million and $4.5 million TDRs performing in accordance with their terms at March 31, 2015 and September 30, 2014, respectively.

At March 31, 2015, non-performing loans totaled $1.7 million, representing 0.3% of total loans, compared to $1.0 million, or 0.2% of total loans at September 30, 2014.  Excluding the purchased AFS/IBEX portfolio, non-performing assets were 0.05% of total assets at March 31, 2015.

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

On the basis of management’s review of its loans and other assets, at March 31, 2015, the Company had classified a total of $11.6 million of its assets as substandard and none as doubtful or loss.  Of this amount, $6.1 million was from an agricultural relationship downgraded to substandard in the current quarter.  This compares to classifications at September 30, 2014 of $12.9 million as substandard and none as doubtful or loss.  See Note 3 to the Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The economic conditions of our markets have stabilized and are improving, along with the financial conditions of some borrowers.  Even with stable to improving economies in our markets, management believes that future losses in the residential portfolio may be somewhat higher than historical experience.  It should be noted that a sizeable portion of the Company’s consumer loan portfolio is secured by residential real estate.  Over the past three years, loss rates in the commercial and multi-family real estate market have remained moderate.  Management believes that future losses in this portfolio may be somewhat higher than recent historical experience.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years. Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economics of our agricultural markets.  In addition, management believes the continuing low growth environment may also negatively impact consumers’ repayment capacities.

At March 31, 2015, the Company had established an allowance for loan losses totaling $5.7 million, compared to $5.4 million at September 30, 2014, with the increase due to an increase in the provision for loan losses of $0.6 million, primarily due to loan growth and partially due to the downgraded agricultural relationship during the quarter, and net charge offs of $0.3 million.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2015 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both March 31, 2015 and September 30, 2014 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

RESULTS OF OPERATIONS

General.

The Company recorded net income of $5.2 million, or 78 cents per diluted share, for the three months ended March 31, 2015, compared to net income of $4.1 million, or 67 cents per diluted share, for the same period in fiscal year 2014.  The increase in net income was primarily due to an increase of $3.8 million in net interest income and an increase of $1.6 million in card fee income, offset in part by an increase of $3.7 million in non-interest expense and a $0.7 million increase in income tax expense.

The Company recorded net income of $8.8 million, or $1.37 per diluted share, for the six months ended March 31, 2015, compared to $8.1 million, or $1.32 per diluted share, for the same period in fiscal year 2014.  Net earnings for the six month period ended March 31, 2015 were primarily impacted by an increase of $6.8 million in net interest income and an increase of $1.8 million in card fee income, offset primarily by a $7.0 million increase in non-interest expense.

Net Interest Income.  Net interest income for the fiscal 2015 second quarter increased by $3.8 million, or 32.7%, to $15.3 million from $11.5 million for the same period in the prior fiscal year primarily due to growth in loans receivable, contributing to increased loan interest income. Additionally, the overall increase was driven by a higher volume and yields of other investments (primarily AA- and AAA- rated General Obligation (“GO”) municipal bonds) and higher yields realized on MBS.  Also, interest expense slightly decreased from the comparable 2014 quarter.  The relative growth in the loan portfolio, increased yield achieved on MBS securities, and higher mix of loans to investments also aided net interest margin expansion.  Net interest margin increased to 3.06% for the second quarter of fiscal year 2015, as compared to 2.76% for the same period in fiscal year 2014.

Overall, when using a taxable equivalent yield (“TEY”), the Company’s interest earning asset yield increased by 27 basis points resulting partially from a change in asset mix which included a higher percentage of tax exempt income from municipal bonds and increased volume of loans receivable as a percentage of earning assets and their corresponding relatively higher yields in the fiscal 2015 second quarter compared to the same period in the prior fiscal year.  The improvement in yield/rate on loans receivable also reflects the acquired premium finance loans. The weighted average interest rate of the loans acquired in the AFS/IBEX transaction was approximately 9.5%. The weighted average remaining maturity of the commercial loans acquired was approximately three months.  The yield on non-MBS investment securities increased by 37 basis points on a TEY basis.  Asset yields moderately expanded due to increased yields on the MBS portfolio.  The yield on government -related MBS decreased four basis points.  Average quarterly TEY on the securities portfolio increased by 19 basis points in the second quarter of fiscal 2015 compared to the same quarter of the prior year.  Net interest margin was also positively impacted by a three basis point decrease in the total cost of funds.  This decrease was primarily due to increasing MPS deposits and decreasing interest expense.  The Company’s average interest-earning assets for the fiscal 2014 second quarter grew by $396.0 million, or 21.0%, to $2.28 billion, up from $1.88 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2015 second fiscal quarter increased $375.3 million, or 21.1%, to $2.16 billion from $1.78 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits, slightly offset by a decrease in time deposits.  MPS average quarterly deposits for the 2015 second fiscal quarter increased $402.3 million, or 28.0%, from the same period last year.  This increase resulted almost entirely from growth in core prepaid card programs and the addition of several new prepaid partners.  Overall, rates on all deposits and interest-bearing liabilities decreased by three basis points from 0.12% in the 2014 second fiscal quarter to 0.09% in the 2015 period.  At March 31, 2015, low- and no-cost checking deposits represented 94.3% of total deposits compared to 92.8% one year earlier.

For the six months ended March 31, 2015, net interest income was $28.9 million compared to $22.0 million for the same period in the prior fiscal year.  Contributing to this increase was an increase in asset yields of 25 basis points, an increased allocation to loans as a percentage of total interest earning assets, and increased volume in the loan and securities portfolio.  The TEY of MBS and other investments was 2.73% for the six months ended March 31, 2015, and 2.56% for the same period in 2014.  Also contributing was a decrease in interest expense.

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

Three Months Ended March 31,	2015			2014
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$607,412	$7,637	5.10%	$418,514	$4,750	4.60%
Mortgage-backed securities	719,439	3,919	2.21%	708,332	3,925	2.25%
Other investments and fed funds sold	951,319	4,203	2.61%	755,369	3,388	2.52%
Total interest-earning assets	2,278,170	$15,759	3.15%	1,882,215	$12,063	2.88%
Non-interest-earning assets	102,345			57,261
Total assets	$2,380,515			$1,939,476

Non-interest bearing deposits	$1,862,040	$-	0.00%	$1,458,441	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	35,673	22	0.25%	33,501	23	0.28%
Savings	34,763	14	0.16%	31,678	16	0.20%
Money markets	38,235	14	0.15%	40,820	18	0.18%
Time deposits	72,101	122	0.69%	79,248	164	0.84%
FHLB advances	7,000	122	7.07%	7,000	122	7.07%
Overnight fed funds purchased	83,278	62	0.30%	110,919	80	0.29%
Other borrowings	22,056	117	2.15%	18,219	121	2.69%
Total interest-bearing liabilities	293,106	473	0.65%	321,385	544	0.69%
Total deposits and
interest-bearing liabilities	2,155,146	$473	0.09%	1,779,826	$544	0.12%
Other non-interest bearing liabilities	26,852			10,471
Total liabilities	2,181,998			1,790,297
Shareholders' equity	198,517			149,179
Total liabilities and shareholders' equity	$2,380,515			$1,939,476
Net interest income and net interest rate spread including non-interest bearing deposits		$15,286	3.06%		$11,519	2.76%

Net interest margin			3.06%			2.76%

Six Months Ended March 31,	2015			2014
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$570,091	$14,033	4.94%	$406,249	$9,221	4.55%
Mortgage-backed securities	704,219	7,743	2.21%	706,132	7,608	2.16%
Other investments and fed funds sold	877,675	8,215	2.71%	693,161	6,396	2.63%
Total interest-earning assets	2,151,985	$29,991	3.13%	1,805,542	$23,225	2.88%
Non-interest-earning assets	93,726			56,973
Total assets	$2,245,711			$1,862,515

Non-interest bearing deposits	$1,636,444	$-	0.00%	$1,333,320	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	35,752	44	0.25%	32,165	48	0.30%
Savings	31,175	29	0.19%	28,903	23	0.16%
Money markets	39,129	30	0.15%	40,320	38	0.19%
Time deposits	99,562	301	0.61%	104,460	385	0.74%
FHLB advances	7,000	247	7.08%	7,000	247	7.08%
Overnight fed funds purchased	161,973	243	0.30%	136,693	202	0.30%
Other borrowings	23,239	240	2.07%	19,872	250	2.52%
Total interest-bearing liabilities	397,830	1,134	0.57%	369,413	1,193	0.65%
Total deposits and interest-bearing liabilities	2,034,274	$1,134	0.11%	1,702,733	$1,193	0.14%
Other non-interest bearing liabilities	22,811			11,670
Total liabilities	2,057,085			1,714,403
Stockholders' equity	188,626			148,112
Total liabilities and stockholders' equity	$2,245,711			$1,862,515
Net interest income and net interest rate spread including non-interest bearing deposits		$28,857	3.02%		$22,032	2.74%

Net interest margin			3.03%			2.75%

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield.

Three Months Ended March 31,	2015			2014
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	$719,439	$3,919	2.21%	$708,332	$3,925	2.25%
*Other investments	717,306	4,048	3.37%	619,515	3,277	3.00%
Total Securities Portfolio Assets	$1,436,745	$7,967	2.79%	$1,327,847	$7,202	2.60%
*Excludes FHLB Stock

(1) Tax rate used to arrive at a TEY for three months ended Mar 2014 is 34%
(2) Tax rate used to arrive at a TEY for three months ended Mar 2015 is 34%

Six Months Ended March 31,	2015			2014
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	$704,219	$7,743	2.21%	$706,132	$7,608	2.16%
*Other investments	712,958	7,931	3.25%	589,399	6,196	3.03%
Total Securities Portfolio Assets	$1,417,177	$15,674	2.73%	$1,295,531	$13,804	2.56%
*Excludes FHLB Stock

(1) Tax rate used to arrive at a TEY for six months ended March 2014 is 34%
(2) Tax rate used to arrive at a TEY for six months ended March 2015 is 34%

Provision for Loan Losses.  The Company recorded a $0.6 million provision for loan losses in the three and six month periods ended March 31, 2015, as compared to a $0.3 million provision for the comparable three and six month periods of fiscal year 2014.  The current period provision was primarily due to loan growth and partially due to the downgrade of an agriculture lending relationship.  This was the result of the evaluation of the allowance for loan loss as explained in Note 4 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2015 second quarter increased by $1.9 million, or 14.6%, to $15.0 million from $13.1 million for the same period in the prior fiscal year.  The change was mainly due to an increase of $1.6 million in card fee income from new and existing business partners and, to a lesser extent, an increase in loan fees.  Fees earned on MPS‑related programs increased to $13.7 million for the second quarter of fiscal year 2015, compared to $12.1 million for the same period in fiscal year 2014.

For the six months ended March 31, 2015, non-interest income increased by $1.0 million, or 3.7%, to $27.7 million from $26.7 million for the same period in the prior fiscal year.  As with the second fiscal quarter, increases in card fee income, and, to a lesser extent, loan fees, were primarily responsible for the increase.  For the six months ended March 31, 2015 and 2014, the Bank sold mortgage-backed and investment securities resulting in a loss on sale of available for sale securities in the amount of $1.2 million and a gain on sale of available for sale securities of $0.1 million, respectively.  In addition, fees earned on MPS-related programs were $26.7 million for the six months ended March 31, 2015, compared to $24.9 million for the same period in fiscal year 2014.

Non-Interest Expense.  Non-interest expense increased $3.7 million, or 18.6%, to $23.4 million, for the second quarter of fiscal year 2015, as compared to $19.7 million for the same period in fiscal year 2014.  Non-interest expense increased by $7.0 million, or 18.1%, to $45.8 million for the six months ended March 31, 2015, from $38.8 million for the same period in fiscal year 2014.

Compensation expense increased $1.6 million, or 16.5%, to $11.6 million for the three months ended March 31, 2015, as compared to $10.0 million for the same period in fiscal year 2014, primarily as a result of additional employees added to support company growth initiatives and the Company’s AFS/IBEX transaction.  Compensation expense increased $3.2 million, or 17.0%, to $22.2 million for the six months ended March 31, 2015 from $19.0 million for the same period in fiscal year 2014 due primarily to a 24% increase in overall staffing.

Other expense increased $1.1 million and $1.9 million for the three and six months ended March 31, 2015, as compared to the three and six months ended March 31, 2014, with $0.4 million relating to an increase in FDIC insurance due to recently issued brokered deposit classification guidance.

Income Tax.  Income tax expense for the second quarter of fiscal year 2015 was $1.1 million, or an effective tax rate of 17.0%, compared to income tax expense of $0.4 million, or an effective tax rate of 8.7%, for the same period in the prior fiscal year.  The increase in the effective tax rate for the second quarter of 2015 over the second quarter of 2014 is primarily due to taxable income increasing at a rate faster than tax-exempt income related to the municipal securities.

For the six months ended March 31, 2014, the Company recorded an income tax expense in the amount of $1.3 million, or an effective tax rate of 12.5%, compared to $1.4 million, or an effective tax rate of 15.0% for the same period in the prior fiscal year.  The decrease in effective tax rate for this time period was mainly due to the volume of tax-exempt municipal securities income compared to our total pre-tax income.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2015, the Company had commitments to originate and purchase loans and unused lines of credit totaling $81.6 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.  At March 31, 2015, the Company had four commitments to purchase securities available for sale totaling $10.9 million.

In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial institution holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Pursuant to the Basel III Capital Rules, our Company and Bank, respectively, are subject to new regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Prior to January 1, 2015, our Bank was subject to capital requirements under Basel I and there were no capital requirements for our Company. Under the capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  At March 31, 2015, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company took the accumulated other comprehensive income (“AOCI”) opt-out election; under the new rule, non-advanced approach banking organizations were given a one-time option to eliminate certain AOCI components.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.

	Company		Bank		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At March 31, 2015	Actual Amount	Ratio	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

Tier 1 (core) capital (to adjusted total assets)	$204,550	8.67%	$196,562	8.34%	$94,221	4.00%	$117,777	5.00%
Common equity Tier 1 (to risk-weighted assets)	194,240	19.96	196,562	20.21	43,771	4.50	63,224	6.50
Tier 1 (core) capital (to risk-weighted assets)	204,550	21.02	196,562	20.21	58,361	6.00	77,815	8.00
Total qualifying capital (to risk-weighted assets)	210,342	21.61	202,354	20.80	77,815	8.00	97,268	10.00

The following table provides a reconciliation of the amounts included in the table above.

Standardized Approach (1) March 31, 2015
(Dollars in Thousands)

Total equity	$216,446
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	11,484
LESS: Certain other intangible assets	4,152
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	1,308
LESS: Net unrealized gains (losses) on available-for-sale securities	5,262
Common Equity Tier 1 (1)	194,240
Long-term debt and other instruments qualifying as Tier 1	10,310
Total Tier 1 capital	204,550
Allowance for loan losses	5,792
Total qualifying capital	210,342

(1)	Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio. Those changes became effective for the Company on January 1, 2015, and are being fully phased in through the end of 2021. The capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Prior period capital ratios were calculated under capital rules that were in effect for those periods.

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at March 31, 2015, our Company and Bank would exceed the requirement.

Based on current and expected continued profitablility and subject to continued acces to capital markets, we believe that the Company and the Bank will be able to meet targeted capital ratios required by the revised requirements, as they become effective.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

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

The Company is within Board policy for all scenarios.  The table below shows the results of the scenarios as of March 31, 2015:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-2.9%	-0.9%	-2.4%	-4.0%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%

The EAR analysis reported at March 31, 2015 shows that in an increasing interest rate environment, more liabilities (primarily due to the overnight federal funds purchased), than assets will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s IRR results may vary depending on which day of the week and timing in relation to certain payrolls when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a predictable daily and weekly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and, to a lesser extent, to intraday funds flow settlement timing with the Federal Reserve Bank. IRR was negatively affected because fiscal second quarter 2015 ended on a Tuesday, which, resulting from payroll processing timing in concert with typical early week activity, tend to necessitate a higher than average amount of overnight federal funds purchased which are typically paid down throughout the week.  For perspective, the amount of overnight federal funds purchased on Tuesday, March 31, 2015, was over $205 million higher than the average amount of federal funds purchased throughout the month of March 2015, and over $160 million higher than the average amount of federal funds purchased over the last seven calendar days of March 2015.  Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable, weekly and monthly fluctuating deposit base, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors, and others would view as the Company’s true IRR positioning.  Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and anticipated an outcome where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.  Management is investigating the utilization of advanced interest rate risk modeling software to potentially enhance the Company’s analysis and reporting.  The Company also anticipates improved IRR results as it continues the integration of AFS/IBEX and the continuation of execution on its strategic plans, particularly in a rising interest rate environment.  The following table shows the income sensitivity of selected assets and liabilities to changes in market interest rates (dollars in thousands).  Of particular note, when comparing the March 31, 2015 net interest income from its EAR analysis to December 31, 2014, and September 30, 2014, net interest income has seen substantial improvements in all rate environments. This improvement is due to the acquired loans in the AFS/IBEX transaction, new loan receivable production from AFS/IBEX, growth in overall loans receivable from the retail bank, and overall improved yields achieved and increased volume within the securities portfolio.

		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets	Assets	-100	Base	+100	+200	+300
Total Loans	618,020	28.6%	31,012	32,422	33,822	35,157	36,492
Total Investments (non-TEY) and other Earning Assets	1,545,419	71.4%	32,342	33,355	34,599	35,540	36,469
Total Interest-Sensitive Income	2,163,439	100.0%	63,354	65,777	68,421	70,697	72,961
Total Interest-Bearing Deposits	172,213	38.1%	427	593	1,167	1,796	2,482
Total Borrowings	279,637	61.9%	801	1,197	3,812	6,427	9,041
Total Interest-Sensitive Expense	451,850	100.0%	1,228	1,790	4,979	8,223	11,523

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

The Company is within Board policy limits for all increasing basis point scenarios. The company is outside Board policy limits for the -100 basis point scenario as noted and discussed below. The table below shows the results of the scenario as of March 31, 2015:

Economic Value Sensitivity

	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300
Basis Point Change Scenario	-15.9%	8.6%	11.6%	11.3%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%

The EVE at risk reported at March 31, 2015, shows that as interest rates increase immediately, the economic value of equity position will increase from the base, as non-interest bearing deposits become more valuable in these increasing interest rate scenarios as well as potential higher repricing of short term loans within the loan portfolio.

The following table details the economic value sensitivity to changes in market interest rates at March 31, 2015, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that in a rising interest rate scenarios, total assets are less sensitive, or decrease in value less than total liabilities.  However, in a declining interest rate environment, the AFS/IBEX transaction and ensuing securities portfolio sales executed in the fiscal first quarter 2015, decreased the Company’s EVE position.  This resulted from the sale of longer term securities, which appreciate more in a falling interest rate environment being replaced with short term loans, which do not receive the same benefit in a falling interest rate environment.  However, the Company’s EVE position in a rising interest rate environment has been significantly bolstered by the AFS/IBEX transaction and loans purchased and generated since the transaction as anticipated.  Investments and other earning assets contribute to sensitivity, largely due to fixed rate securities investments.  This sensitivity is offset by the non-interest bearing deposits.  Day of the week timing, as discussed previously, also contributes to sensitivity.

		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value	Assets	-100	+100	+200	+300
Total Loans	618,020	27.2%	2.0%	-2.7%	-5.6%	-8.3%
Total Investments (non-TEY) and other Earning Assets	1,526,538	67.1%	3.0%	-3.7%	-7.8%	-12.1%
Other Assets	129,905	5.7%	0.0%	0.0%	0.0%	0.0%
Assets	2,274,463	100.0%	2.6%	-3.2%	-6.8%	-10.4%
Interest-Bearing Deposits	172,213	8.4%	2.6%	-2.1%	-4.0%	-5.6%
Non-Interest Bearing Deposits	1,566,230	76.2%	7.3%	-6.6%	-12.6%	-18.0%
Total Borrowings and Other Liabilities	317,251	15.4%	0.1%	-0.1%	-0.3%	-0.4%
Liabilities	2,055,694	100.0%	5.7%	-5.2%	-9.8%	-14.0%

Certain shortcomings are inherent in the method of analysis discussed above and as presented in the table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Furthermore, although management has estimated changes in the levels of prepayments and early withdrawal in these rate environments, such levels would likely deviate from those assumed in calculating the table.  Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.

Item 4.	Controls and Procedures.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. – See “Legal Proceedings” of Note 7 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 (our “2014 Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 which are hereby incorporated by reference. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Following is the restated text of a risk factor reflecting changes that have occurred since our publication of risk factors in our Form 10-Q for the period ended December 31, 2014. There have been no material changes to the risk factors disclosed in our 2014 Form 10-K as supplemented in our Form 10-Q for the period ended December 31, 2014, other than as discussed below.

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

On January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  Following the Company’s review of the FAQs, the Bank classified $1.3 billion, or 72%, of its deposit liabilities, as brokered deposits effective for the quarter ended December 31, 2014.  Due to the Bank’s status as a “well-capitalized” institution under the FDIC’s prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that the Guidance will have a material adverse impact on its business operations or its ability to further grow deposits.  However, should the Bank ever fail to be well-capitalized in the future as a result of not meeting the well-capitalized requirements or the imposition of an individual minimum capital requirement or similar formal requirement, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e. no insured depository institution that is deemed to be less than “well-capitalized” may accept, renew or rollover brokered deposits absent a waiver from the FDIC).  In such event, unless the Bank were to receive a suitable waiver from the FDIC, such a result could produce serious material adverse consequences for the Bank with respect to liquidity and could also have serious material adverse effects on the Company’s financial condition and results of operations.  Further, and in general, depending on the Bank’s condition in the future, the FDIC could assess a surcharge on our brokered deposits between zero and ten basis points.  The Company is continuing to evaluate the FAQs and will monitor any future clarifications, rulings and interpretations, including whether institutions would be expected by the FDIC to amend prior call reports.  If we are required to amend previous call reports with respect to our level of brokered deposits, and are required to pay additional assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. - None

Item 3. Defaults Upon Senior Securities. - None

Item 4. Mine Safety Disclosures. - Not Applicable

Item 5. Other Information. – None

Item 6. Exhibits.

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: May 7, 2015	By: /s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: May 7, 2015	By: /s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.
31.2	Section 302 certification of Chief Financial Officer.
32.1	Section 906 certification of Chief Executive Officer.
32.2	Section 906 certification of Chief Financial Officer.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document