Form 10-Q
period 2015-06-30
META FINANCIAL GROUP INC
filed 2015-08-05
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 3, 2015:
Common Stock, $.01 par value	6,948,391 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	June 30, 2015	September 30, 2014

Cash and cash equivalents	$20,405	$29,832
Investment securities available for sale	562,810	482,346
Mortgage-backed securities available for sale	596,976	657,870
Investment securities held to maturity	262,578	212,899
Mortgage-backed securities held to maturity	69,057	70,034
Loans receivable - net of allowance for loan losses of $6,232 at June 30, 2015 and $5,397 at September 30, 2014	651,530	493,007
Federal Home Loan Bank Stock, at cost	23,850	21,245
Accrued interest receivable	14,235	11,222
Insurance receivable	414	269
Premises, furniture, and equipment, net	17,420	16,462
Bank-owned life insurance	46,322	35,469
Foreclosed real estate and repossessed assets	54	15
Goodwill	11,578	-
Intangible assets	10,093	2,588
Prepaid assets	7,712	9,495
Deferred taxes	10,060	6,591
MPS accounts receivable	4,822	3,935
Other assets	67	752

Total assets	$2,309,983	$2,054,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,321,213	$1,126,715
Interest-bearing checking	37,832	37,188
Savings deposits	36,481	27,610
Money market deposits	38,718	40,475
Time certificates of deposit	78,963	134,553
Total deposits	1,513,207	1,366,541
Advances from Federal Home Loan Bank	7,000	7,000
Federal funds purchased	526,000	470,000
Securities sold under agreements to repurchase	13,278	10,411
Subordinated debentures	10,310	10,310
Accrued interest payable	279	318
Contingent liability	331	331
Accrued expenses and other liabilities	30,308	14,318
Total liabilities	2,100,713	1,879,229

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2015 and September 30, 2014, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 6,966,700 and 6,213,979 shares issued, 6,946,450 and 6,169,604 shares outstanding at June 30, 2015 and September 30, 2014, respectively	70	62
Additional paid-in capital	120,273	95,079
Retained earnings	94,625	83,797
Accumulated other comprehensive income (loss)	(5,388)	(3,409)
Treasury stock, 20,250 and 44,375 common shares, at cost, at June 30, 2015 and September 30, 2014, respectively	(310)	(727)
Total stockholders’ equity	209,270	174,802

Total liabilities and stockholders’ equity	$2,309,983	$2,054,031

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2015	2014	2015	2014

Interest and dividend income:
Loans receivable, including fees	$7,528	$5,062	$21,561	$14,283
Mortgage-backed securities	3,055	3,898	10,798	11,506
Other investments	4,671	3,606	12,885	10,001
	15,254	12,566	45,244	35,790
Interest expense:
Deposits	159	232	563	726
FHLB advances and other borrowings	434	406	1,164	1,105
	593	638	1,727	1,831

Net interest income	14,661	11,928	43,517	33,959

Provision (recovery) for loan losses	700	300	1,341	600

Net interest income after provision for loan losses	13,961	11,628	42,176	33,359

Non-interest income:
Card fees	13,854	11,805	40,607	36,753
Bank-owned life insurance	702	283	1,267	853
Loan fees	632	183	1,759	828
Deposit fees	151	159	448	456
Gain (loss) on sale of securities available for sale, net (Includes $51 and ($1,191) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three and nine months ended June 30, 2015)	51	-	(1,191)	97
Gain (loss) on foreclosed real estate	1	1	29	6
Other income	33	50	149	138
Total non-interest income	15,424	12,481	43,068	39,131

Non-interest expense:
Compensation and benefits	12,126	9,318	34,324	28,288
Card processing	3,868	3,850	12,374	11,668
Occupancy and equipment	2,866	2,309	8,304	6,858
Legal and consulting	1,116	540	3,333	2,706
Data processing	323	320	1,002	992
Marketing	417	267	1,063	700
Other expense	3,757	2,233	9,905	6,429
Total non-interest expense	24,473	18,837	70,305	57,641

Income before income tax expense	4,912	5,272	14,939	14,849

Income tax expense (Includes $19 and ($433) income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2015)	272	1,068	1,523	2,500

Net income	$4,640	$4,204	$13,416	$12,349

Earnings per common share:
Basic	$0.67	$0.69	$2.05	$2.02
Diluted	$0.66	$0.68	$2.03	$1.99

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2015	2014	2015	2014

Net income	$4,640	$4,204	$13,416	$12,349

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	(16,660)	15,837	(4,208)	23,581
Losses (gains) realized in net income	(51)	-	1,191	(97)
	(16,711)	15,837	(3,017)	23,484
Deferred income tax effect	(6,062)	5,769	(1,038)	8,616
Total other comprehensive income (loss)	(10,649)	10,068	(1,979)	14,868
Total comprehensive income (loss)	$(6,009)	$14,272	$11,437	$27,217

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended June 30, 2015 and 2014
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Cash dividends declared on common stock ($0.26 per share)	-	-	(2,386)	-	-	(2,386)

Issuance of common shares from the sales of equity securities	1	(52)	-	-	-	(51)

Issuance of common shares due to issuance of stock options and restricted stock	-	1,026	-	-	296	1,322

Stock compensation	-	132	-	-	-	132

Net change in unrealized losses on securities, net of income taxes	-	-	-	14,868	-	14,868

Net income	-	-	12,349	-	-	12,349

Balance, June 30, 2014	$62	$94,069	$81,231	$(5,417)	$(727)	$169,218

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Cash dividends declared on common stock ($0.26 per share)	-	-	(2,588)	-	-	(2,588)

Issuance of common shares from the sales of equity securities	8	24,987	-	-	417	25,412

Issuance of common shares due to issuance of stock options and restricted stock	-	207	-	-	-	207

Net change in unrealized losses on securities, net of income taxes	-	-	-	(1,979)	-	(1,979)

Net income	-	-	13,416	-	-	13,416

Balance, June 30, 2015	$70	$120,273	$94,625	$(5,388)	$(310)	$209,270

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$13,416	$12,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	19,674	13,580
Provision (recovery) for loan losses	1,341	600
Provision (recovery) for deferred taxes	(2,424)	(1,675)
(Gain) loss on other assets	(647)	(39)
(Gain) loss on sale of securities available for sale, net	1,191	(97)
Capital lease interest expense	(99)	-
Net change in accrued interest receivable	(3,013)	(2,286)
Net change in other assets	1,391	(490)
Net change in accrued interest payable	(39)	8
Net change in accrued expenses and other liabilities	11,714	4,994
Net cash provided by (used in) operating activities	42,505	26,944

Cash flows from investing activities:
Purchase of securities available for sale	(591,786)	(267,616)
Proceeds from sales of securities available for sale	463,108	68,167
Proceeds from maturities and principal repayments of securities available for sale	90,786	60,031
Purchase of securities held to maturity	(57,949)	(10,684)
Proceeds from maturities and principal repayments of securities held to maturity	7,240	14,858
Purchase of bank owned life insurance	(10,000)	(500)
Loans purchased	-	(1,816)
Loans sold	5,496	-
Net change in loans receivable	(91,294)	(90,296)
Proceeds from sales of foreclosed real estate	34	-
Net cash paid for acquisition	(92,308)	-
Federal Home Loan Bank stock purchases	(371,364)	(311,171)
Federal Home Loan Bank stock redemptions	368,760	304,320
Proceeds from the sale of premises and equipment	2,100	1,169
Purchase of premises and equipment	(3,231)	(1,733)
Net cash provided by (used in) investing activities	(280,408)	(235,271)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	202,256	45,294
Net change in time deposits	(55,590)	(14,518)
Net proceeds from federal funds purchased	56,000	170,000
Net change in securities sold under agreements to repurchase	2,867	(668)
Capital lease amortization	(88)	-
Cash dividends paid	(2,588)	(2,386)
Stock compensation	-	132
Proceeds from issuance of common stock	25,619	1,271
Net cash provided by (used in) financing activities	228,476	199,125

Net change in cash and cash equivalents	(9,427)	(9,202)

Cash and cash equivalents at beginning of period	29,832	40,063
Cash and cash equivalents at end of period	$20,405	$30,861

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,767	$1,824
Income taxes	4,002	3,262
Franchise taxes	78	-
Other taxes	47	-

Supplemental schedule of non-cash investing activities:
Securities transferred from available for sale to held to maturity	$310	$-
Sale leaseback	2,259	-

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine month periods ended June 30, 2015, are not necessarily indicative of the results expected for the year ending September 30, 2015.

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

The Company recognized goodwill of $11.6 million, which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired.  Goodwill resulted from expected operational synergies, an enhanced market area, and expanded product lines and is expected to be deductible for tax purposes.  See Note 12 to the Condensed Consolidated Financial Statements for further information on goodwill.

Acquired loans were recorded at fair value based on a discounted cash flow valuation which considered default rates, loss given defaults, and recovery rates, among other things.  No allowance for credit losses was carried over on December 2, 2014.

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

Loans receivable at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015	September 30, 2014
	(Dollars in Thousands)

1-4 Family Real Estate	$118,716	$116,395
Commercial and Multi-Family Real Estate	278,910	224,302
Agricultural Real Estate	64,173	56,071
Consumer	32,968	29,329
Commercial Operating	30,004	30,846
Agricultural Operating	41,511	42,258
Premium Finance	91,740	-
Total Loans Receivable	658,022	499,201

Less:
Allowance for Loan Losses	(6,232)	(5,397)
Net Deferred Loan Origination Fees	(260)	(797)
Total Loans Receivable, Net	$651,530	$493,007

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and nine month periods ended June 30, 2015 and 2014 is as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended June 30, 2015

Allowance for loan losses:
Beginning balance	$522	$1,218	$265	$78	$101	$667	$168	$2,697	$5,716
Provision (recovery) for loan losses	8	34	164	5	9	1,940	100	(1,560)	700
Charge offs	-	-	-	-	-	(150)	(96)	-	(246)
Recoveries	-	-	-	-	-	-	62	-	62
Ending balance	$530	$1,252	$429	$83	$110	$2,457	$234	$1,137	$6,232

Nine Months Ended June 30, 2015

Allowance for loan losses:
Beginning balance	$552	$1,575	$263	$78	$93	$719	$-	$2,117	$5,397
Provision (recovery) for loan losses	23	(115)	166	5	14	1,888	340	(980)	1,341
Charge offs	(45)	(214)	-	-	-	(150)	(194)	-	(603)
Recoveries	-	6	-	-	3	-	88	-	97
Ending balance	$530	$1,252	$429	$83	$110	$2,457	$234	$1,137	$6,232

Ending balance: individually evaluated for impairment	-	265	-	-	-	2,161	-	-	2,426
Ending balance: collectively evaluated for impairment	530	987	429	83	110	296	234	1,137	3,806
Total	$530	$1,252	$429	$83	$110	$2,457	$234	$1,137	$6,232

Loans:
Ending balance: individually evaluated for impairment	124	1,397	-	-	13	5,869	-	-	7,403
Ending balance: collectively evaluated for impairment	118,592	277,513	64,173	32,968	29,991	35,642	91,740	-	650,619
Total	$118,716	$278,910	$64,173	$32,968	$30,004	$41,511	$91,740	$-	$658,022

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended June 30, 2014

Allowance for loan losses:
Beginning balance	$287	$1,666	$235	$71	$66	$478	$-	$1,769	$4,572
Provision (recovery) for loan losses	(74)	23	112	6	14	277	-	(58)	300
Charge offs	-	-	-	-	-	-	-	-	-
Recoveries	2	19	-	-	-	2	-	-	23
Ending balance	$215	$1,708	$347	$77	$80	$757	$-	$1,711	$4,895

Nine Months Ended June 30, 2014

Allowance for loan losses:
Beginning balance	$333	$1,937	$112	$74	$49	$267	$-	$1,158	$3,930
Provision (recovery) for loan losses	(120)	(576)	235	3	31	474	-	553	600
Charge offs	-	-	-	-	-	-	-	-	-
Recoveries	2	347	-	-	-	16	-	-	365
Ending balance	$215	$1,708	$347	$77	$80	$757	$-	$1,711	$4,895

Ending balance: individually evaluated for impairment	-	358	-	-	-	-	-	-	358
Ending balance: collectively evaluated for impairment	215	1,350	347	77	80	757	-	1,711	4,537
Total	$215	$1,708	$347	$77	$80	$757	$-	$1,711	$4,895

Loans:
Ending balance: individually evaluated for impairment	389	5,678	-	-	28	-	-	-	6,095
Ending balance: collectively evaluated for impairment	108,324	211,226	56,945	29,379	26,655	38,958	-	-	471,487
Total	$108,713	$216,904	$56,945	$29,379	$26,683	$38,958	$-	$-	$477,582

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

The asset classification of loans at June 30, 2015 and September 30, 2014 are as follows:

June 30, 2015	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$118,465	$275,549	$37,023	$32,968	$29,019	$25,904	$91,740	$610,668
Watch	216	2,412	24,810	-	837	3,771	-	32,046
Special Mention	10	-	877	-	-	1,716	-	2,603
Substandard	25	949	1,463	-	148	10,120	-	12,705
Doubtful	-	-	-	-	-	-	-	-
	$118,716	$278,910	$64,173	$32,968	$30,004	$41,511	$91,740	$658,022

September 30, 2014	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$115,700	$222,074	$52,364	$29,329	$30,709	$32,261	$-	$482,437
Watch	369	852	273	-	137	369	-	2,000
Special Mention	81	96	1,660	-	-	63	-	1,900
Substandard	245	1,280	1,774	-	-	9,565	-	12,864
Doubtful	-	-	-	-	-	-	-	-
	$116,395	$224,302	$56,071	$29,329	$30,846	$42,258	$-	$499,201

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

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, and hotels.  Commercial and multi-family real estate loans generally are underwritten with terms not exceeding 25 years, have loan-to-value ratios of up to 80% of the appraised value of the security property, and are typically secured by personal guarantees of the borrowers.  The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio.  Commercial and multi-family real estate loans provide for a margin over a number of different indices.  In underwriting these loans, the Company analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

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

Premium Finance Receivables.  AFS/IBEX is a division of MetaBank providing short-term, collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk otherwise known as insurance premium financing.  This includes, but is not limited to, policies for commercial property, casualty, and liability risk.  The AFS/IBEX division markets itself to the insurance community as a competitive option based on service, its reputation, competitive terms, cost and ease of operation.

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

Due to the nature of collateral for commercial premium finance receivables, it customarily takes 60-150 days to convert the collateral into cash. In the event of default, AFS/IBEX, by statute and contract, has the power to cancel the insurance policy and establish a first position lien on the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer is typically sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium.  Management will continue to accrue interest until maturity as the unearned premium is ordinarily, but not always sufficient to pay off the outstanding balance and contractual interest due.

Past due loans at June 30, 2015 and September 30, 2014 are as follows:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$444	$-	$-	$444	$118,247	$25	$118,716
Commercial and Multi-Family Real Estate	-	-	-	-	277,987	923	278,910
Agricultural Real Estate	24,770	-	-	24,770	39,403	-	64,173
Consumer	135	18	5	158	32,810	-	32,968
Commercial Operating	-	-	-	-	30,004	-	30,004
Agricultural Operating	916	116	-	1,032	34,610	5,869	41,511
Premium Finance	2,320	447	681	3,448	88,292	-	91,740
Total	$28,585	$581	$686	$29,852	$621,353	$6,817	$658,022

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$111	$37	$-	$148	$115,966	$281	$116,395
Commercial and Multi-Family Real Estate	-	-	-	-	223,990	312	224,302
Agricultural Real Estate	-	-	-	-	56,071	-	56,071
Consumer	2	12	54	68	29,261	-	29,329
Commercial Operating	-	-	-	-	30,846	-	30,846
Agricultural Operating	-	-	-	-	41,918	340	42,258
Total	$113	$49	$54	$216	$498,052	$933	$499,201

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  As of June 30, 2015, there were no Premium Finance loans greater than 210 days past due.

Impaired loans at June 30, 2015 and September 30, 2014 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
June 30, 2015	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$124	$124	$-
Commercial and Multi-Family Real Estate	449	449	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	13	13	-
Agricultural Operating	-	-	-
Premium Finance	-	-	-
Total	$586	$586	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$-	$-	$-
Commercial and Multi-Family Real Estate	948	948	265
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	5,869	5,869	2,161
Premium Finance	-	-	-
Total	$6,817	$6,817	$2,426

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2014	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$142	$142	$-
Commercial and Multi-Family Real Estate	4,375	4,375	-
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	22	22	-
Agricultural Operating	-	-	-
Total	$4,539	$4,539	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$245	$245	$23
Commercial and Multi-Family Real Estate	1,280	1,280	350
Agricultural Real Estate	-	-	-
Consumer	-	-	-
Commercial Operating	-	-	-
Agricultural Operating	340	340	340
Total	$1,865	$1,865	$713

The following table provides the average recorded investment in impaired loans for the three and nine month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)

1-4 Family Real Estate	$162	$579	$276	$636
Commercial and Multi-Family Real Estate	1,406	5,694	2,358	6,811
Agricultural Real Estate	-	-	-	-
Consumer	1	-	-	-
Commercial Operating	15	29	18	37
Agricultural Operating	6,046	-	2,871	-
Premium Finance	-	-	-	-
Total	$7,630	$6,302	$5,522	$7,484

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three and nine month periods ended June 30, 2015 and 2014.  Additionally, there were no TDR loans for which there was a payment default during the three and nine month periods ended June 30, 2015 and 2014 that had been modified during the 12-month period prior to the default.

NOTE 4.	ALLOWANCE FOR LOAN LOSSES

At June 30, 2015, the Company’s allowance for loan losses was $6.2 million, an increase of $0.8 million from $5.4 million at September 30, 2014.  During the nine months ended June 30, 2015, the Company recorded a provision for loan losses of $1.3 million. In addition, the Company had $0.5 million net charge offs for the nine months ended June 30, 2015, compared to net recoveries of $0.4 million for the nine months ended June 30, 2014.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  While the current economic environment is still slightly strained, it has begun to show signs of improvement in Meta Financial’s markets.  Meta Financial’s loss rates over the past three years were very low.  Notwithstanding these signs of improvement, Meta Financial does not believe it is likely these low loss conditions will continue indefinitely.  All of Meta Financial’s markets indirectly benefit from a good agricultural market.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years.  Management expects that future losses in this portfolio, which have been low, could be higher than historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economics of our agricultural markets.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2015, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of June 30, 2015 and September 30, 2014.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2015 and 2014 is presented below.

Three Months Ended June 30,	2015	2014
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$4,640	$4,204

Basic EPS
Weighted average common shares outstanding	6,942,486	6,132,169
Less weighted average nonvested shares	3,922	4,000
Weighted average common shares outstanding	6,938,564	6,128,169

Earnings Per Common Share
Basic	$0.67	$0.69

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,938,564	6,128,169
Add dilutive effect of assumed exercises of stock options, net of tax benefits	74,060	77,201
Weighted average common and dilutive potential common shares outstanding	7,012,624	6,205,370

Earnings Per Common Share
Diluted	$0.66	$0.68

Nine Months Ended June 30,	2015	2014
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$13,416	$12,349

Basic EPS
Weighted average common shares outstanding	6,555,415	6,109,955
Less weighted average unallocated ESOP and nonvested shares	4,193	4,401
Weighted average common shares outstanding	6,551,222	6,105,554

Earnings Per Common Share
Basic	$2.05	$2.02

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,551,222	6,105,554
Add dilutive effect of assumed exercises of stock options, net of tax benefits	65,228	91,409
Weighted average common and dilutive potential common shares outstanding	6,616,450	6,196,963

Earnings Per Common Share
Diluted	$2.03	$1.99

Stock options totaling 29,199 were not considered in computing diluted EPS for the three and nine months ended June 30, 2015 and June 30, 2014, because they were not dilutive.

NOTE 6.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at June 30, 2015 and September 30, 2014 are presented below.

Available For Sale At June 30, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$19,209	$18	$(2,235)	$16,992
Small business administration securities	35,967	1,183	-	37,150
Non-bank qualified obligations of states and political subdivisions	512,311	1,918	(6,527)	507,702
Mortgage-backed securities	602,672	1,512	(7,208)	596,976
Total debt securities	1,170,159	4,631	(15,970)	1,158,820
Common equities and mutual funds	640	333	(7)	966
Total available for sale securities	$1,170,799	$4,964	$(15,977)	$1,159,786

At September 30, 2014	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$48,747	$191	$(2,009)	$46,929
Small business administration securities	66,541	543	(72)	67,012
Non-bank qualified obligations of states and political subdivisions	368,897	2,494	(3,811)	367,580
Mortgage-backed securities	663,690	3,519	(9,339)	657,870
Total debt securities	1,147,875	6,747	(15,231)	1,139,391
Common equities and mutual funds	539	291	(5)	825
Total available for sale securities	$1,148,414	$7,038	$(15,236)	$1,140,216

Held to Maturity At June 30, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,303	$26	$(453)	$18,876
Non-bank qualified obligations of states and political subdivisions	243,275	668	(3,250)	240,693
Mortgage-backed securities	69,057	-	(1,637)	67,420
Total held to maturity securities	$331,635	$694	$(5,340)	$326,989

At September 30, 2014	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,304	$48	$(372)	$18,980
Non-bank qualified obligations of states and political subdivisions	193,595	894	(2,329)	192,160
Mortgage-backed securities	70,034	-	(1,862)	68,172
Total held to maturity securities	$282,933	$942	$(4,563)	$279,312

Included in securities available for sale are trust preferred securities as follows:

At June 30, 2015
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,986	$4,220	$(766)	BB+	Baa2
Huntington Capital Trust II SE	4,979	4,025	(954)	BB	Baa2
PNC Capital Trust	4,964	4,449	(515)	BBB-	Baa1
Total	$14,929	$12,694	$(2,235)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2014
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,985	$4,400	$(585)	BB+	Baa3
Huntington Capital Trust II SE	4,977	4,300	(677)	BB	Baa3
PNC Capital Trust	4,962	4,400	(562)	BBB-	Baa2
Wells Fargo (Corestates Capital) Trust	4,444	4,400	(44)	BBB+	A3
Total	$19,368	$17,500	$(1,868)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

Management has implemented processes to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process can include, but is not limited to, evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, interest or dividend payment status, monitoring the rating of the security, monitoring changes in value, and projecting cash flows.  Management also determines whether the Company intends to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and September 30, 2014, are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$12,694	$(2,235)	$12,694	$(2,235)
Non-bank qualified obligations of states and political subdivisions	326,156	(4,846)	39,677	(1,681)	365,833	(6,527)
Mortgage-backed securities	457,327	(5,548)	66,286	(1,660)	523,613	(7,208)
Total debt securities	783,483	(10,394)	118,657	(5,576)	902,140	(15,970)
Common equities and mutual funds	-	-	122	(7)	122	(7)
Total available for sale securities	$783,483	$(10,394)	$118,779	$(5,583)	$902,262	$(15,977)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$6,073	$(47)	$25,359	$(1,962)	$31,432	$(2,009)
Small Business Administration securities	8,454	(72)	-	-	8,454	(72)
Non-bank qualified obligations of states and political subdivisions	27,062	(70)	191,146	(3,741)	218,208	(3,811)
Mortgage-backed securities	238,980	(1,248)	234,347	(8,091)	473,327	(9,339)
Total debt securities	280,569	(1,437)	450,852	(13,794)	731,421	(15,231)
Common equities and mutual funds	123	(5)	-	-	123	(5)
Total available for sale securities	$280,692	$(1,442)	$450,852	$(13,794)	$731,544	$(15,236)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$8,237	$(149)	$8,817	$(304)	$17,054	$(453)
Non-bank qualified obligations of states and political subdivisions	208,411	(3,145)	3,412	(105)	211,823	(3,250)
Mortgage-backed securities	5,486	(95)	61,934	(1,542)	67,420	(1,637)
Total held to maturity securities	$222,134	$(3,389)	$74,163	$(1,951)	$296,297	$(5,340)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,056	$(2)	$14,079	$(370)	$15,135	$(372)
Non-bank qualified obligations of states and political subdivisions	-	-	147,949	(2,329)	147,949	(2,329)
Mortgage-backed securities	-	-	68,172	(1,862)	68,172	(1,862)
Total held to maturity securities	$1,056	$(2)	$230,200	$(4,561)	$231,256	$(4,563)

At June 30, 2015, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at June 30, 2015.

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

Available For Sale	AMORTIZED COST	FAIR VALUE
At June 30, 2015	(Dollars in Thousands)

Due in one year or less	$3,000	$3,008
Due after one year through five years	1,179	1,205
Due after five years through ten years	330,864	331,747
Due after ten years	232,444	225,884
	567,487	561,844
Mortgage-backed securities	602,672	596,976
Common equities and mutual funds	640	966
Total available for sale securities	$1,170,799	$1,159,786

	AMORTIZED COST	FAIR VALUE
September 30, 2014	(Dollars in Thousands)

Due in one year or less	$2,999	$3,048
Due after one year through five years	9,922	10,079
Due after five years through ten years	285,413	285,698
Due after ten years	185,851	182,696
	484,185	481,521
Mortgage-backed securities	663,690	657,870
Common equities and mutual funds	539	825
Total available for sale securities	$1,148,414	$1,140,216

Held To Maturity	AMORTIZED COST	FAIR VALUE
At June 30, 2015	(Dollars in Thousands)

Due in one year or less	$95	$95
Due after one year through five years	6,028	5,986
Due after five years through ten years	126,463	124,618
Due after ten years	129,992	128,870
	262,578	259,569
Mortgage-backed securities	69,057	67,420
Total held to maturity securities	$331,635	$326,989

	AMORTIZED COST	FAIR VALUE
September 30, 2014	(Dollars in Thousands)

Due in one year or less	$347	$348
Due after one year through five years	4,726	4,718
Due after five years through ten years	91,532	89,984
Due after ten years	116,294	116,090
	212,899	211,140
Mortgage-backed securities	70,034	68,172
Total held to maturity securities	$282,933	$279,312

NOTE 7.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At June 30, 2015 and September 30, 2014, unfunded loan commitments approximated $124.2 million and $96.0 million respectively, excluding undisbursed portions of loans in process.  These unfunded loan commitments were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

At June 30, 2015, the Company had one commitment to purchase securities available for sale totaling $3.6 million.  The Company had no commitments to purchase securities at September 30, 2014.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans for the nine months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2014	235,766	$25.20	3.78	$2,507
Granted	-	-	-	-
Exercised	(15,146)	25.06	-	248
Forfeited or expired	-	-	-	-
Options outstanding, June 30, 2015	220,620	$25.21	3.01	$3,902

Options exercisable, June 30, 2015	220,620	$25.21	3.01	$3,902

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2014	4,000	$28.61
Granted	5,680	35.62
Vested	(5,450)	33.62
Forfeited or expired	-	-
Nonvested shares outstanding, June 30, 2015	4,230	$31.55

At June 30, 2015, stock based compensation expense not yet recognized in income totaled $70,584, which is expected to be recognized over a weighted average remaining period of 1.80 years.

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

The following tables present segment data for the Company for the three and nine months ended June 30, 2015 and 2014, respectively.

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended June 30, 2015
Interest income	$7,780	$5,667	$1,807	15,254
Interest expense	393	47	153	593
Net interest income (expense)	7,387	5,620	1,654	14,661
Provision (recovery) for loan losses	600	-	100	700
Non-interest income	1,227	13,808	389	15,424
Non-interest expense	6,497	16,431	1,545	24,473
Income (loss) before income tax expense (benefit)	1,517	2,997	398	4,912
Income tax expense (benefit)	136	132	4	272
Net income (loss)	$1,381	$2,865	$394	$4,640

Inter-segment revenue (expense)	$(4,126)	4,126	$-	$-
Total assets	766,129	1,453,771	90,083	2,309,983
Total deposits	224,982	1,294,757	(6,532)	1,513,207

	Retail Banking	Meta Payment Systems®	All Others	Total

Nine Months Ended June 30, 2015
Interest income	$25,096	$15,837	$4,311	$45,244
Interest expense	1,181	138	408	1,727
Net interest income (expense)	23,915	15,699	3,903	43,517
Provision (recovery) for loan losses	1,000	-	341	1,341
Non-interest income	1,546	40,468	1,054	43,068
Non-interest expense	17,657	48,164	4,484	70,305
Income (loss) before income tax expense (benefit)	6,804	8,003	132	14,939
Income tax expense (benefit)	676	1,030	(183)	1,523
Net income (loss)	$6,128	$6,973	$315	$13,416

Inter-segment revenue (expense)	$(12,106)	$12,106	$-	$-
Total assets	766,129	1,453,771	90,083	2,309,983
Total deposits	224,982	1,294,757	(6,532)	1,513,207

	Retail Banking	Meta Payment Systems®	All Others	Total

Three Months Ended June 30, 2014
Interest income	$8,223	$4,343	$-	$12,566
Interest expense	499	27	112	638
Net interest income (expense)	7,724	4,316	(112)	11,928
Provision (recovery) for loan losses	300	-	-	300
Non-interest income	732	11,749	-	12,481
Non-interest expense	4,852	13,904	81	18,837
Income (loss) before income tax expense (benefit)	3,304	2,161	(193)	5,272
Income tax expense (benefit)	653	495	(80)	1,068
Net income (loss)	$2,651	$1,666	$(113)	$4,204

Inter-segment revenue (expense)	$2,976	(2,976)	$-	$-
Total assets	678,116	1,241,967	3,250	1,923,333
Total deposits	254,215	1,098,262	(6,418)	1,346,059

	Retail Banking	Meta Payment Systems®	All Others	Total

Nine Months Ended June 30, 2014
Interest income	$23,481	$12,309	$-	$35,790
Interest expense	1,410	84	337	1,831
Net interest income (expense)	22,071	12,225	(337)	33,959
Provision (recovery) for loan losses	600	-	-	600
Non-interest income	2,540	36,591	-	39,131
Non-interest expense	15,306	41,619	716	57,641
Income (loss) before income tax expense (benefit)	8,705	7,197	(1,053)	14,849
Income tax expense (benefit)	1,489	1,400	(389)	2,500
Net income (loss)	$7,216	$5,797	$(664)	$12,349

Inter-segment revenue (expense)	$9,602	$(9,602)	$-	$-
Total assets	678,116	1,241,967	3,250	1,923,333
Total deposits	254,215	1,098,262	(6,418)	1,346,059

The following tables present gross profit data for MPS for the three and nine months ended June 30, 2015 and 2014.

Three Months Ended June 30,	2015	2014

Interest income	$5,667	$4,343
Interest expense	47	27
Net interest income	5,620	4,316
Provision (recovery) for loan losses	-	-
Non-interest income	13,808	11,749
Card processing expense	3,863	3,843
Gross Profit	15,565	12,222

Other non-interest expense	12,568	10,061

Income (loss) before income tax expense (benefit)	2,997	2,161
Income tax expense (benefit)	132	495
Net Income (Loss)	$2,865	$1,666

Nine Months Ended June 30,	2015	2014

Interest income	$15,837	$12,309
Interest expense	138	84
Net interest income	15,699	12,225

Provision (recovery) for loan losses	-	-
Non-interest income	40,468	36,591
Card processing expense	12,358	11,643
Gross Profit	43,809	37,173

Other non-interest expense	35,806	29,976

Income (loss) before income tax expense (benefit)	8,003	7,197
Income tax expense	1,030	1,400
Net Income	$6,973	$5,797

NOTE 10.	NEW ACCOUNTING PRONOUNCEMENTS

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at June 30, 2015 or September 30, 2014.

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

The following table summarizes the fair values of securities available for sale and held to maturity at June 30, 2015 and September 30, 2014.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At June 30, 2015
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$16,992	$-	$16,992	$-	$-	$-	$-	$-
Small business administration securities	37,150	-	37,150	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	18,876	-	18,876	-
Non-bank qualified obligations of states and political subdivisions	507,702	-	507,702	-	240,693	-	240,693	-
Mortgage-backed securities	596,976	-	596,976	-	67,420	-	67,420	-
Total debt securities	1,158,820	-	1,158,820	-	326,989	-	326,989	-
Common equities and mutual funds	966	966	-	-	-	-	-	-
Total securities	$1,159,786	$966	$1,158,820	$-	$326,989	$-	$326,989	$-

	Fair Value at September 30, 2014
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$46,929	$-	$46,929	$-	$-	$-	$-	$-
Small business administration securities	67,012	-	67,012	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	18,980	-	18,980	-
Non-bank qualified obligations of states and political subdivisions	367,580	-	367,580	-	192,160	-	192,160	-
Mortgage-backed securities	657,870	-	657,870	-	68,172	-	68,172	-
Total debt securities	1,139,391	-	1,139,391	-	279,312	-	279,312	-
Common equities and mutual funds	825	825	-	-	-	-	-	-
Total securities	$1,140,216	$825	$1,139,391	$-	$279,312	$-	$279,312	$-

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

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of June 30, 2015 and September 30, 2014.

	Fair Value at June 30, 2015
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$-	$-	$-	$-
Commercial and multi-family real estate loans	683	-	-	683
Agricultural operating loans	3,708	-	-	3,708
Total Impaired Loans	4,391	-	-	4,391
Foreclosed Assets, net	54	-	-	54
Total	$4,445	$-	$-	$4,445

	Fair Value at September 30, 2014
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$222	$-	$-	$222
Commercial and multi-family real estate loans	930	-	-	930
Total Impaired Loans	1,152	-	-	1,152
Foreclosed Assets, net	15	-	-	15
Total	$1,167	$-	$-	$1,167

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input

Impaired Loans, net	$4,391	Market approach	Appraised values (1)
Foreclosed Assets, net	54	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input

Impaired Loans, net	$1,152	Market approach	Appraised values (1)
Foreclosed Assets, net	15	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2015 and September 30, 2014, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2015 and September 30, 2014.

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$20,405	$20,405	$20,405	$-	$-

Securities available for sale	1,159,786	1,159,786	966	1,158,820	-
Securities held to maturity	331,635	326,989	-	326,989	-
Total securities	1,491,421	1,486,775	966	1,485,809	-

Loans receivable:
One to four family residential mortgage loans	118,716	117,325	-	-	117,325
Commercial and multi-family real estate loans	278,910	281,441	-	-	281,441
Agricultural real estate loans	64,173	65,877	-	-	65,877
Consumer loans	32,968	34,131	-	-	34,131
Commercial operating loans	30,004	24,927	-	-	24,927
Agricultural operating loans	41,511	39,191	-	-	39,191
Premium finance	91,740	94,068	-	-	94,068
Total loans receivable	658,022	656,960	-	-	656,960

Federal Home Loan Bank stock	23,850	23,850	-	23,850	-
Accrued interest receivable	14,235	14,235	14,235	-	-

Financial liabilities
Noninterest bearing demand deposits	1,321,213	1,321,213	1,321,213	-	-
Interest bearing demand deposits, savings, and money markets	113,031	113,031	113,031	-	-
Certificates of deposit	78,963	79,017	-	79,017	-
Total deposits	1,513,207	1,513,261	1,434,244	79,017	-

Advances from Federal Home Loan Bank	7,000	8,605	-	8,605	-
Federal funds purchased	526,000	526,000		526,000
Securities sold under agreements to repurchase	13,278	13,278	-	13,278	-
Subordinated debentures	10,310	10,413	-	10,413	-
Accrued interest payable	279	279	279	-	-

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$29,832	$29,832	$29,832	$-	$-

Securities available for sale	1,140,216	1,140,216	825	1,139,391	-
Securities held to maturity	282,933	279,312	-	279,312	-
Total securities	1,423,149	1,419,528	825	1,418,703	-

Loans receivable:
One to four family residential mortgage loans	116,395	111,254	-	-	111,254
Commercial and multi-family real estate loans	224,302	234,845	-	-	234,845
Agricultural real estate loans	56,071	58,651	-	-	58,651
Consumer loans	29,329	29,580	-	-	29,580
Commercial operating loans	30,846	25,660	-	-	25,660
Agricultural operating loans	42,258	44,398	-	-	44,398
Total loans receivable	499,201	504,388	-	-	504,388

Federal Home Loan Bank stock	21,245	21,245	-	21,245	-
Accrued interest receivable	11,222	11,222	11,222	-	-

Financial liabilities
Noninterest bearing demand deposits	1,126,715	1,126,715	1,126,715	-	-
Interest bearing demand deposits, savings, and money markets	105,273	105,273	105,273	-	-
Certificates of deposit	134,553	134,746	-	134,746	-
Total deposits	1,366,541	1,366,734	1,231,988	134,746	-

Advances from Federal Home Loan Bank	7,000	8,789	-	8,789	-
Federal funds purchased	470,000	470,000	-	470,000	-
Securities sold under agreements to repurchase	10,411	10,411	-	10,411	-
Subordinated debentures	10,310	10,415	-	10,415	-
Accrued interest payable	318	318	318	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2015 and September 30, 2014.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at June 30, 2015 or September 30, 2014.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

The Company recorded $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014.  The goodwill associated with this transaction is deductible for tax purposes.  As part of the AFS/IBEX transaction, Meta Financial also recognized the following amortizable intangible assets:

Intangible	Amount	Book Amortization Period (Years)	Method

Trademark	$540	15	Straight Line
Non-Compete	$260	3	Straight Line
Customer Relationships	$7,240	30	Accelerated
Other	$173	Varied	Straight Line

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2015 and 2014 are as follows:

	Specialty Finance Goodwill	Specialty Finance Intangibles	Meta Payment Systems® Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2014	$-	$-	$2,588	$2,588

Acquisitions during the period	11,578	8,213	-	19,791

Patent costs capitalized during the period	-	-	151	151

Amortization during the period	-	(791)	(68)	(859)

Balance as of June 30, 2015	$11,578	$7,422	$2,671	$21,671

	Specialty Finance Goodwill	Specialty Finance Intangibles	Meta Payment Systems® Patents	Total
	(Dollars in Thousands)

Balance as of September 30, 2013	$-	$-	$2,339	$2,339

Patents costs capitalized during the period	-	-	202	202

Amortization during the period	-	-	(56)	(56)

Balance as of June 30, 2014	$-	$-	$2,485	$2,485

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the nine months ended June 30, 2015 and 2014.  The annual goodwill impairment test will be conducted at September 30, 2015.

NOTE 13.	INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.  Total income tax expense differs from the statutory federal income tax rate for the nine months ended June 30, 2015 and 2014 as follows:

	Income Tax Expense (Benefit) As Of
	June 30, 2015	June 30, 2014
	(Dollars in Thousands)

Income tax expense at federal tax rate	$5,229	$5,197
Increase (decrease) resulting from:
State income taxes net of federal benefit	477	489
Nontaxable buildup in cash surrender value	(444)	(318)
Incentive stock option expense	(45)	(200)
Tax exempt income	(3,606)	(2,625)
Nondeductible expenses	124	82
Other, net	(212)	(125)
Total income tax expense (benefit)	$1,523	$2,500

The Company’s effective tax rate for the nine months ended June 30, 2015 decreased as compared to the nine months ended June 30, 2014 primarily due to the level of tax exempt income as compared to overall pre-tax income.

NOTE 14.	REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

On July 21, 2011, pursuant to the Dodd Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve.  The OCC is responsible for the ongoing examination, supervision and regulation of the Bank.  The Dodd Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing federal savings banks.  The Federal Reserve is now responsible for the ongoing examination, supervision and regulation of the Company.  A consent order that had been in effect was terminated on May 21, 2015 by the Federal Reserve.  Prior to passage of the Dodd-Frank Act, the OTS had issued supervisory directives to the Bank, consent orders to the Bank and the Company, and had taken other regulatory action to require the Bank to reimburse certain consumers in connection with a credit program that was discontinued.  All supervisory directives have been terminated, and on August 7, 2014, the OCC terminated the Bank’s Consent Order.

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits.

Due to the Bank’s status as a "well-capitalized" institution under the FDIC's prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that the Guidance will have a material adverse impact on the Company’s business operations or its ability to further grow deposits.  However, should the Bank ever fail to be well-capitalized in the future, as a result of failing to meet the well-capitalized requirements, or the imposition of an individual minimum capital requirement or similar formal requirements, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., may not accept, renew or rollover brokered deposits) which could produce serious adverse effects on the Company’s liquidity, and financial condition and results of operations.  Recently, the FDIC proposed a rule which would change the method of calculating the assessment fees for FDIC – insured institutions. The Bank is currently assessing the impact of the proposed assessment rule.

NOTE 15.	SUBSEQUENT EVENTS

On July 16, 2015, Meta entered into a definitive agreement with Fort Knox Financial Services Corporation and its subsidiary, Tax Product Services LLC, to acquire substantially all the assets and assume specified liabilities of the companies for approximately $50 million, subject to adjustment, to be paid approximately half in Meta common stock and half in cash. The consummation of the transaction is subject to a number of closing conditions, including, but not limited to, MetaBank obtaining adequate financing to fund the cash portion of the purchase price and the receipt of certain third party and governmental approvals.  Fort Knox, through its Refund Advantage brand, is a leading provider of professional tax refund-transfer software used by independent Electronic Return Originators in over 10,000 locations nationwide and processes more than one million refund-transfers per year.  Fort Knox offers tax refund transfer solutions through ACH direct deposit, check, and prepaid card.  The Fort Knox team of professionals based in Louisville, KY, will join MetaBank as part of the transaction.

Meta entered into separate securities purchase agreements between June 25 and July 16, 2015 under which the Company agreed to sell to several institutional investors an aggregate of approximately 535,000 shares of its common stock, for total consideration of approximately $26 million, contingent on completion of aforementioned acquisition.

Management has evaluated subsequent events.  Other than noted above, there were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the quarter ended June 30, 2015.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning.  You should carefully read statements that contain these words because they discuss our future expectations or state other “forward‑looking” information.  These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects:  the potential benefits of the acquisition of Fort Knox and TPS, including but not limited to, its accretive impact on earnings per share, the potential for improved earnings, the anticipated tangible book value and earn-back period and its effects on the Company’s growth, future operating results; customer retention; loan and other product demand; important components of the Company’s statements of financial condition and operations; growth and expansion; new products and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company’s employees.  Actual results may differ materially from those contained in the forward-looking statements in this announcement.  The following factors, among others, could cause the Company’s financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that the Fort Knox transaction may not occur on a timely basis or at all, the businesses of the Bank and Fort Knox may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; the risk that sales of Fort Knox products by the Bank may not be as high as anticipated; the expected growth opportunities or cost savings from the acquisition may not be fully realized or may take longer to realize than expected; customer losses and business disruption following the acquisition, including adverse effects on relationships with former or current employees of Fort Knox, may be greater than expected; the risk that the Company may incur unanticipated or unknown losses or liabilities if it completes the transaction with Fort Knox; the strength of the United States’ economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services offered by the Company as well as risks (including reputational and litigation) attendant thereto and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; any actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including, laws and regulations relating to the tax refund industry, our relationship with our primary regulators, the Office of the Comptroller of the Currency and the Federal Reserve; technological changes, including but not limited to, the protection of electronic files or databases; acquisitions; litigation risk in general, including, but not limited to, those risks involving the MPS division; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our deposit base, a substantial portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

The foregoing list of factors is not exclusive.  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Additional discussions of factors affecting the Company’s business and prospects are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and its periodic filings with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries.

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

The Company’s stock trades on the NASDAQ Global Select Market under the symbol “CASH.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at June 30, 2015, compared to September 30, 2014, and the consolidated results of operations for the three and nine months ended June 30, 2015 and 2014.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2014.

OVERVIEW OF CORPORATE DEVELOPMENTS

The Company recorded net income of $4.6 million for the three months ended June 30, 2015, compared to net income of $4.2 million for the same period in fiscal year 2014.  The increase was primarily due to an increase of $2.7 million in net interest income, an increase of $2.1 million in card fee income, an increase of $0.4 million in bank owned life insurance, an increase of $0.4 million in loan fees and a decrease of $0.8 million in tax expense, offset by an increase of $5.6 million in non-interest expense and a $0.4 million increase in provision for loan losses.

Meta entered into separate securities purchase agreements between June 25 and July 16, 2015 under which the Company agreed to sell to several institutional investors an aggregate of approximately 535,000 shares of its common stock, for total consideration of approximately $26 million, contingent on completion of the Fort Knox acquisition.  The net proceeds from these private placements will finance the cash portion of the acquisition described below.On July 16, 2015, Meta entered into a definitive agreement with Fort Knox Financial Services Corporation (“Fort Knox”) and its subsidiary, Tax Product Services LLC, to acquire substantially all the assets and assume specified liabilities of the companies for approximately $50 million, subject to adjustment, to be paid approximately half in Meta common stock and half in cash.  The consummation of the transaction is subject to a number of closing conditions, including, but not limited to, MetaBank obtaining adequate financing to fund the cash portion of the purchase price and the receipt of certain third party and governmental approvals.   Fort Knox, through its Refund Advantage brand, is a leading provider of professional tax refund-transfer software used by independent Electronic Return Originators in over 10,000 locations nationwide and processes more than one million refund-transfers per year.  Fort Knox offers tax refund transfer solutions through ACH direct deposit, check, and prepaid card.  The Fort Knox team of professionals based in Louisville, KY, will join MetaBank as part of the transaction.

Total loans, net of allowance for loan losses, increased $158.5 million, or 32%, to $651.5 million at June 30, 2015 compared to September 30, 2014.

The average internal net interest yield MPS received for its deposits was 1.42% in the fiscal 2015 third quarter and 1.36% in the comparable 2014 period.

The Company’s tangible book value per common share decreased by $0.90, or three percent, to $27.01 per share at June 30, 2015, from $27.91 per share at September 30, 2014.  This decrease is primarily attributable to increases in goodwill and intangible assets due to the AFS/IBEX transaction, and a 13% increase in the number of common shares outstanding which was partially offset by an increase in retained earnings, and lastly, a decrease in accumulated other comprehensive income (“AOCI”).  The tangible book value per common share excluding AOCI was $27.78 as of June 30, 2015, compared to $28.47 as of September 30, 2014. Book value per common share outstanding increased by $1.80, or 6%, to $30.13 per share at June 30, 2015, from $28.33 per share at September 30, 2014.

At June 30, 2015, non-performing assets were $7.6 million compared to $1.0 million at September 30, 2014.  This increase was mainly due to a downgrade of a large agriculture relationship. In the AFS/IBEX portfolio, non-performing assets were $0.7 million at June 30, 2015.

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits.  Based on the Guidance, the Company has determined to treat $1.0 billion, or 74% of its deposit liabilities, and 45% of its total liabilities, as brokered deposits, effective for the quarter ended June 30, 2015.

FINANCIAL CONDITION

At June 30, 2015, the Company’s assets grew by $256.0 million, or 12.5%, to $2.31 billion compared to $2.05 billion at September 30, 2014.  The increase in assets was due primarily to increases in net loans receivable, the investment securities portfolio, and goodwill and intangible assets resulting from the AFS/IBEX transaction, offset in part principally by decreases in mortgage backed securities and cash and cash equivalents.

Total cash and cash equivalents were $20.4 million at June 30, 2015, a decrease of $9.4 million from $29.8 million at September 30, 2014.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.  At June 30, 2015, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities increased $68.2 million, or 4.8%, to $1.49 billion at June 30, 2015, as compared to $1.42 billion at September 30, 2014, as related investment purchases exceeded maturities, sales, and principal pay downs.  The Company’s portfolio of securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives, and very high quality non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less.  Of the total of $666.0 million of MBS, $597.0 million are classified as available for sale, and $69.0 million are classified as held to maturity.  Of the total of $825.4 million of investment securities, $562.8 million are classified as available for sale and $262.6 million are classified as held to maturity.  During the nine month period ended June 30, 2015, the Company purchased a gross amount of $430.4 million of MBS with average lives much shorter than their stated final maturity dates of 30 years or less (primarily due to anticipated prepayments or seasoning), as well as $167.2 million of investment securities available for sale and $52.2 million of investment securities held to maturity, primarily Ginnie Mae (“GNMA”) backed municipal housing securities.  These securities are NBQ tax free municipal securities that receive principal and interest directly from the underlying GNMA pool.  These bonds are also convertible, at our request, directly into the GNMA MBS securing the bond.

The Company’s portfolio of net loans receivable increased $158.5 million, or 32%, to $651.5 million at June 30, 2015 from $493.0 million at September 30, 2014.  This increase primarily relates to growth in commercial insurance premium finance loans and commercial and multi-family real estate loans of $91.7 million and $54.6 million, respectively.  Of the $278.9 million in commercial and multi-family real estate loans, $45.2 million is considered high-volatility commercial real estate (“HVCRE”).  While such HVCRE is risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets has been inconsequential in terms of the Company’s capital ratios.

Goodwill and intangible assets increased by $19.1 million as a result of the AFS/IBEX transaction during the first quarter of fiscal year 2015.

The Company owns stock in the FHLB due to the Bank’s membership.  The FHLB requires a level of stock investment based on a pre-determined formula based on membership and participation, primarily the FHLB’s advances (i.e. lending programs).  The Company’s investment in such stock increased $2.7 million to $23.9 million at June 30, 2015, from $21.2 million at September 30, 2014.  The increase directly correlates with the higher overnight federal funds purchased.

Total deposits increased $146.7 million, or 10.7%, at June 30, 2015, from September 30, 2014.  Deposits attributable to MPS increased by $195.2 million, or 17.8%, to $1.29 billion at June 30, 2015, compared to $1.10 billion at September 30, 2014.  Additionally, certificates of deposits decreased by $55.6 million to $79.0 million primarily related to a decrease in public funds on deposit as planned by the Company.  The average balance of total deposits and interest-bearing liabilities was $2.06 billion for the nine month period ended June 30, 2015, compared to $1.72 billion for the same period in the prior fiscal year.  The average balance of non-interest bearing deposits for the nine month period ended June 30, 2015, increased by $313.4 million, or 24% to $1.64 billion at June 30, 2015, compared to $1.32 billion for the same period in the prior fiscal year.

Total borrowings increased $58.9 million from $497.7 million at September 30, 2014, to $556.6 million at June 30, 2015, primarily due to the increase of federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday and Tuesday, which are typically paid down throughout the week.  This predictable fluctuation may be augmented near a month end by a prefunding of certain programs.  Oftentimes, as was the case with the June 30, 2015 month end, a prefunding took place on June 25 and June 26 of 2015 and the related deposits were received on July 1 and July 2 of 2015.  As of July 3, 2015, the Company had no overnight borrowings.

At June 30, 2015, the Company’s stockholders’ equity totaled $209.3 million, an increase of $34.5 million, from $174.8 million at September 30, 2014.  The increase was primarily due to the ATM Offering, which raised proceeds of $25.4 million, net of direct selling costs, as well as an increase in retained earnings of $10.8 million, and was partially offset by a decrease in AOCI of $2.0 million.  At June 30, 2015, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at June 30, 2015 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.  The Company has no direct exposure to oil and gas producers.

	Non-Performing Assets As Of
	June 30, 2015	September 30, 2014
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$25	$281
Commercial & Multi Family Real Estate (1)	923	312
Agricultural Operating	5,869	340
Total	6,817	933

Accruing Loans Delinquent 90 Days or More
Consumer	5	54
Premium Finance	681	-
Total	686	54

Total Non-Performing Loans	7,503	987

Other Assets

Foreclosed Assets:
1-4 Family Real Estate	54	-
Commercial & Multi Family	-	15
Total	54	15

Total Other Assets	54	15

Total Non-Performing Assets	$7,557	$1,002
Total as a Percentage of Total Assets	0.33%	0.05%

(1)
The Company had $0 and $312,000 of non-performing TDRs in Commercial & Multi Family for June 30, 2015 and September 30, 2014, respectively.  In addition to the TDRs in (1), the Company had $0.6 million and $4.5 million of performing TDRs in accordance with their terms at June 30, 2015 and September 30, 2014, respectively.

At June 30, 2015, non-performing loans totaled $7.5 million, representing 1.14% of total loans, compared to $1.0 million, or 0.20% of total loans at September 30, 2014.  This increase was mainly due to a downgrade of a large agriculture relationship.  Excluding the purchased AFS/IBEX portfolio, non-performing assets were 0.30% of total assets at June 30, 2015.

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

On the basis of management’s review of its loans and other assets, at June 30, 2015, the Company had classified a total of $12.7 million of its assets as substandard and none as doubtful or loss.  Of this amount, $2.2 million was from an agricultural relationship downgraded to substandard in the current quarter.  This compares to classifications at September 30, 2014 of $12.9 million as substandard and none as doubtful or loss.  See Note 3 to the Condensed Consolidated Financial Statements.

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

At June 30, 2015, the Company had established an allowance for loan losses totaling $6.2 million, compared to $5.4 million at September 30, 2014, with the increase due to an increase in the provision for loan losses of $1.3 million, primarily due to loan growth, the downgraded agricultural relationship during the quarter, and net charge offs of $0.5 million for the nine month period ended June 30, 2015.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2015 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with U.S. GAAP.  The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that:  (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2014, and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both June 30, 2015 and September 30, 2014 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Goodwill and Intangible Assets.  Each quarter, the Company evaluates the estimated useful lives of its amortizable intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with ASC 350, Intangibles – Goodwill and Other, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.  If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

RESULTS OF OPERATIONS

General.
The Company recorded net income of $4.6 million, or 66 cents per diluted share, for the three months ended June 30, 2015, compared to net income of $4.2 million, or 68 cents per diluted share, for the same period in fiscal year 2014.  The increase in net income was primarily due to an increase of $2.7 million in net interest income, an increase of $2.1 million in card fee income, an increase of $0.4 million in bank owned life insurance, an increase of $0.4 million in loan fees and a decrease of $0.8 million in tax expense, offset by an increase of $5.6 million in non-interest expense and a $0.4 million increase in provision for loan losses.

The Company recorded net income of $13.4 million, or $2.03 per diluted share, for the nine months ended June 30, 2015, compared to $12.3 million, or $1.99 per diluted share, for the same period in fiscal year 2014.  Net earnings for the nine month period ended June 30, 2015 were primarily impacted by an increase of $9.6 million in net interest income and an increase of $3.9 million in card fee income, offset primarily by a $12.7 million increase in non-interest expense.

Net Interest Income.  Net interest income for the fiscal 2015 third quarter increased by $2.8 million, or 22.9%, to $14.7 million from $11.9 million for the same period in the prior fiscal year primarily due to growth in loans receivable, contributing to increased loan interest income. Additionally, the overall increase was driven by a higher volume and yields of other investments (primarily AA- and AAA- rated General Obligation (“GO”) municipal bonds) and higher yields realized on MBS.  Also, interest expense decreased slightly from the comparable 2014 quarter.  The relative growth in the loan portfolio, increased yield achieved on MBS securities, and higher mix of loans to investments also aided net interest margin expansion.  Net interest margin increased to 3.00% for the third quarter of fiscal year 2015, as compared to 2.86% for the same period in fiscal year 2014.

The Company notes interest income and NIM realized in the current quarter were temporarily depressed due to a securities portfolio restructuring.  Meta executed upon an opportunity to sell two agency mortgage backed securities (“MBS”) and one floating rate security which were at relatively lower yields and redeploy the proceeds in extremely high quality tax exempt municipal securities at relatively high yields, particularly on a taxable equivalent basis.  This restructuring intentionally corresponded with what we observed in the overall level of interest rates.  The Company sold the two MBS securities at a point in time when overall longer term interest rates had materially declined and replaced with municipal securities in significant volume during periods of higher overall longer term rates, thereby taking advantage of lower rates on the sale and higher rates on the redeployment of funds. However, due to timing of the sales of its MBS and the related bond accounting, the MBS securities sold received a full month’s amortization and only a partial month’s income accrual.  Removing the full month’s amortization and amortizing only for the number of days the securities were held, the Company estimates would have added approximately $125,000 to net interest income in the fiscal third quarter 2015. The temporary delay of reinvestment in municipal securities as the Company repurchased the corresponding volume of high quality municipal securities at what it believed to be attractive pricing, came with an opportunity cost of being un-invested for a period of time.  This reinvestment was done in just over a month’s time on a trade date basis with a number of purchases with corresponding settle dates that extended up to two months after the MBS sales trade and settle dates.  The Company estimates this impacted interest income and NIM since the balance sheet is as of trade date and income statement is as of settle date as well as being un-invested for the time period between the sale of the MBS and the settle date of the full amount of replacement purchases.  The Company estimates if it was able to purchase and settle all the municipal securities done in the restructuring on the same date it sold the MBS, thereby removing all timing differences, interest income would have increased by over $135,000 on a pretax basis, and over $200,000 on a taxable equivalent bases for the fiscal third quarter 2015.  When combining the opportunity costs of this lost income with the MBS, had the MBS sales received only a partial month’s accrual, rather than a full month, interest income would have been higher by over $260,000 on a pretax basis and over $330,000 on a taxable equivalent basis.  In summary, the Company sacrificed immediate income during the quarter for what it estimates as a sizable income increase going forward.  The Company estimates, when all purchases are settled, a monthly increase in income of over $80,000 and $140,000 from the restructuring on a pretax and taxable equivalent basis, respectively, which equates to an annual increase in income of over $960,000 and $1,650,000 on a pretax and taxable equivalent basis, respectively, while only extending overall portfolio duration by under 0.25 years and improving convexity.  These estimates are based on static three month conditional prepayment rate (“CPR”) speeds on the MBS sold and no increase in rate on the floating rate security sold.

Overall, when using a taxable equivalent yield (“TEY”), the Company’s interest earning asset yield increased by 11 basis points resulting partially from a change in asset mix which included a higher percentage of tax exempt income from municipal bonds and increased volume of loans receivable as a percentage of earning assets and their corresponding relatively higher yields in the fiscal 2015 third quarter compared to the same period in the prior fiscal year.  The yield achieved on this growing loan portfolio, which increased by 26 basis points, is much higher than similar duration investments, particularly for the AFS/IBEX loans, making the increased loan portfolio asset mix more desirable.  The yield on non-MBS investment securities increased by 26 basis points on a TEY basis.    The yield on government -related MBS decreased 54 basis points.  The Company attributes a portion of this decline to the timing of the sale of the two MBS as part of the portfolio restructuring.  Average quarterly TEY on the securities portfolio decreased by eight basis points in the third quarter of fiscal 2015 compared to the same quarter of the prior year driven by lower yields achieved in the MBS portfolio.  Net interest margin was also positively impacted by a three basis point decrease in the total cost of funds.  This decrease was primarily due to increasing MPS deposits and decreasing interest expense.  The Company’s average interest-earning assets for the fiscal 2015 third quarter grew by $367.8 million, or 20%, to $2.24 billion, up from $1.88 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2015 third fiscal quarter increased $332.2 million, or 19%, to $2.10 billion from $1.77 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits, slightly offset by a decrease in time deposits.  MPS average quarterly deposits for the 2015 third fiscal quarter increased $329.5 million, or 26%, from the same period last year.  This increase resulted almost entirely from growth in core prepaid card programs and the addition of several new prepaid partners.  Overall, rates on all deposits and interest-bearing liabilities decreased by three basis points from 0.14% in the 2014 third fiscal quarter to 0.11% in the 2015 period.  At June 30, 2015, low- cost checking deposits represented 92.4% of total deposits compared to 89.2% one year earlier.

For the nine months ended June 30, 2015, net interest income was $43.5 million compared to $34.0 million for the same period in the prior fiscal year.  Contributing to this increase was an increase in asset yields of 20 basis points, an increased allocation to loans as a percentage of total interest earning assets, and increased volume in the loan and securities portfolio.  The TEY of MBS and other investments was 2.67% for the nine months ended June 30, 2015, and 2.59% for the same period in 2014.  Also contributing was a decrease in interest expense.

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

Three Months Ended June 30,		2015			2014
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$640,249	$7,528	4.72%	$455,223	$5,062	4.46%
Mortgage-backed securities	715,634	3,055	1.71%	694,117	3,898	2.25%
Other investments and fed funds sold	891,127	4,671	3.06%	729,858	3,606	2.78%
Total interest-earning assets	2,247,010	$15,254	3.10%	1,879,198	$12,566	2.99%
Non-interest-earning assets	101,071			109,410
Total assets	$2,348,081			$1,988,608

Non-interest bearing deposits	$1,633,932	$-	0.00%	$1,299,987	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	36,429	22	0.24%	33,939	24	0.28%
Savings	35,580	15	0.17%	30,059	11	0.15%
Money markets	37,340	14	0.15%	41,724	19	0.18%
Time deposits	60,965	107	0.70%	107,471	178	0.66%
FHLB advances	7,000	124	7.11%	7,000	124	7.11%
Overnight fed funds purchased	266,978	195	0.29%	228,824	162	0.28%
Other borrowings	19,645	116	2.37%	16,712	120	2.88%
Total interest-bearing liabilities	463,937	593	0.51%	465,729	638	0.55%
Total deposits and interest-bearing liabilities	2,097,869	$593	0.11%	1,765,716	$638	0.14%
Other non-interest bearing liabilities	35,641			61,759
Total liabilities	2,133,510			1,827,475
Shareholders' equity	214,571			161,133
Total liabilities and shareholders' equity	$2,348,081			$1,988,608
Net interest income and net interest rate spread including non-interest bearing deposits		$14,661	2.99%		$11,928	2.85%

Net interest margin			3.00%			2.86%

Nine Months Ended June 30,		2015			2014
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$593,477	$21,561	4.86%	$422,573	$14,283	4.52%
Mortgage-backed securities	708,024	10,798	2.04%	702,127	11,506	2.19%
Other investments and fed funds sold	882,159	12,885	2.82%	705,394	10,001	2.68%
Total interest-earning assets	2,183,660	$45,244	3.12%	1,830,094	$35,790	2.92%
Non-interest-earning assets	96,174			74,452
Total assets	$2,279,834			$1,904,546

Non-interest bearing deposits	$1,635,607	$-	0.00%	$1,322,209	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	35,978	66	0.25%	32,756	72	0.29%
Savings	32,644	44	0.18%	29,288	35	0.16%
Money markets	38,532	44	0.15%	40,788	56	0.18%
Time deposits	86,696	409	0.63%	105,463	563	0.71%
FHLB advances	7,000	371	7.09%	7,000	371	7.09%
Overnight fed funds purchased	196,974	437	0.30%	167,403	364	0.29%
Other borrowings	22,041	356	2.16%	18,819	370	2.63%
Total interest-bearing liabilities	419,865	1,727	0.55%	401,517	1,831	0.61%
Total deposits and interest-bearing liabilities	2,055,472	$1,727	0.11%	1,723,726	$1,831	0.14%
Other non-interest bearing liabilities	27,088			28,367
Total liabilities	2,082,560			1,752,093
Stockholders' equity	197,274			152,453
Total liabilities and stockholders' equity	$2,279,834			$1,904,546
Net interest income and net interest rate spread including non-interest bearing deposits		$43,517	3.01%		$33,959	2.78%

Net interest margin			3.01%			2.78%

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield.

Three Months Ended June 30,		2015			2014
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	$715,634	$3,055	1.71%	$694,118	$3,898	2.25%
*Other investments	800,649	4,517	3.33%	645,010	3,487	3.07%
Total Securities Portfolio Assets	$1,516,283	$7,572	2.57%	$1,339,128	$7,385	2.65%

*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for three months ended June 2014 is 34%
(2)	Tax rate used to arrive at a TEY for three months ended June 2015 is 34%

Nine Months Ended June 30,		2015			2014
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	$708,024	$10,798	2.04%	$702,127	$11,506	2.19%
*Other investments	742,188	12,448	3.27%	607,936	9,683	3.04%
Total Securities Portfolio Assets	$1,450,212	$23,246	2.67%	$1,310,063	$21,189	2.59%

*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for nine months ended June 2014 is 34%
(2)	Tax rate used to arrive at a TEY for nine months ended June 2015 is 34%

Provision for Loan Losses.  The Company recorded a $0.7 million and $1.3 million provision for loan losses in the three and nine month periods ended June 30, 2015, respectively, as compared to a $0.3 million and $0.6 million provision for the comparable three and nine month periods of fiscal year 2014, respectively.  The current period provision was primarily due to loan growth and the downgrade of an agriculture lending relationship.  This was the result of the evaluation of the allowance for loan losses as explained in Note 4 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2015 third quarter increased by $2.9 million, or 23.6%, to $15.4 million from $12.5 million for the same period in the prior fiscal year.  The change was mainly due to an increase of $2.0 million in card fee income from new and existing business partners and, to a lesser extent, an increase in loan fees.  Fees earned on MPS‑related programs increased to $13.9 million for the third quarter of fiscal year 2015, compared to $11.8 million for the same period in fiscal year 2014.

For the nine months ended June 30, 2015, non-interest income increased by $3.9 million, or 10.1%, to $43.1 million from $39.1 million for the same period in the prior fiscal year.  As with the third fiscal quarter, increases in card fee income, and, to a lesser extent, loan fees, were primarily responsible for the increase.  For the nine months ended June 30, 2015 and 2014, the Bank sold mortgage-backed and investment securities resulting in a loss on sale of available for sale securities in the amount of $1.2 million and a gain on sale of available for sale securities of $0.1 million, respectively.  In addition, fees earned on MPS-related programs were $40.6 million for the nine months ended June 30, 2015, compared to $36.8 million for the same period in fiscal year 2014.

Non-Interest Expense.  Non-interest expense increased $5.7 million, or 29.9%, to $24.5 million, for the third quarter of fiscal year 2015, as compared to $18.8 million for the same period in fiscal year 2014.  Non-interest expense increased by $12.7 million, or 22.0%, to $70.3 million for the nine months ended June 30, 2015, from $57.6 million for the same period in fiscal year 2014.

Compensation expense increased $2.8 million, or 30.1%, to $12.1 million for the three months ended June 30, 2015, as compared to $9.3 million for the same period in fiscal year 2014, primarily as a result of additional employees added to support Company growth initiatives and the Company’s AFS/IBEX transaction.  Compensation expense increased $6.0 million, or 21.3%, to $34.3 million for the nine months ended June 30, 2015 from $28.3 million for the same period in fiscal year 2014 due primarily to a 27% increase in overall staffing.

Other expense increased $1.5 million for the three months ended June 30, 2015, with $0.7 million relating to AFS/IBEX operating expenses, $0.3 million in regulatory expenses primarily relating to an increase in FDIC insurance due to recently issued brokered deposit classification guidance, and $0.2 million related to the Fort Knox acquisition.  For the nine month period ended June 30, 2015, other expense increased $3.5 million primarily due to the aforementioned increases in AFS/IBEX operating expenses, regulatory expenses, and overall Company growth initiatives.

Income Tax.  Income tax expense for the third quarter of fiscal year 2015 was $0.3 million, or an effective tax rate of 5.5%, compared to income tax expense of $1.1 million, or an effective tax rate of 20.3%, for the same period in the prior fiscal year.  The decrease in the effective tax rate is mainly due to an increase in tax exempt income compared to pre-tax book income.

For the nine months ended June 30, 2015, the Company recorded an income tax expense in the amount of $1.5 million, or an effective tax rate of 10.2%, compared to $2.5 million, or an effective tax rate of 16.8% for the same period in the prior fiscal year.  The decrease in the effective tax rate is mainly due to an increase in tax exempt income compared to pre-tax book income.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2015, the Company had commitments to originate and purchase loans and unused lines of credit totaling $124.2 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  At June 30, 2015, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.

	Company		Bank		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At June 30, 2015	Actual Amount	Ratio	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

Tier 1 (core) capital (to adjusted total assets)	$208,010	8.91%	$201,302	8.63%	$93,342	4.00%	$116,678	5.00%
Common equity Tier 1 (to risk-weighted assets)	197,700	19.08	201,302	19.54	46,353	4.50	66,955	6.50
Tier 1 (core) capital (to risk-weighted assets)	208,010	20.07	201,302	19.54	61,805	6.00	82,406	8.00
Total qualifying capital (to risk-weighted assets)	214,346	20.68	207,638	20.16	82,406	8.00	103,008	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

Standardized Approach (1) June 30, 2015
(Dollars in Thousands)

Total equity	$209,270
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	11,412
LESS: Certain other intangible assets	4,039
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	1,506
LESS: Net unrealized gains (losses) on available-for-sale securities	(5,387)
Common Equity Tier 1 (1)	197,700
Long-term debt and other instruments qualifying as Tier 1	10,310
Total Tier 1 capital	208,010
Allowance for loan losses	6,336
Total qualifying capital	214,346

(1)	Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio. Those changes became effective for the Company on January 1, 2015, and are being fully phased in through the end of 2021. The capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015.

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at June 30, 2015, our Company and Bank would exceed the requirement.

Based on current and expected continued profitability and subject to continued access to capital markets, we believe that the Company and the Bank will be able to meet targeted capital ratios required by the revised requirements, as they become effective.

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

The Company is within policy limits for the -100 scenario while slightly outside Board policy limits for rising rate scenarios using the snapshot as of June 30, 2015 as required by regulation.  The table below shows the results of the scenarios as of June 30, 2015:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of June 30, 2015	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300
Basis Point Change Scenario	-1.7%	-5.5%	-11.1%	-16.9%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%

The EAR analysis reported at June 30, 2015 shows that in an increasing interest rate environment, more liabilities (primarily due to the overnight federal funds purchased), than assets will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s IRR results may vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing, timing of when certain programs are prefunded and when the funds are received, and, to a lesser extent, due to intraday funds flow settlement timing with the Federal Reserve Bank.  First, IRR was negatively affected because fiscal third quarter 2015 ended on a Tuesday, which, resulting from payroll processing timing in concert with typical early week activity, tend to necessitate a higher than average amount of overnight federal funds purchased which are typically paid down throughout the week.  Second, certain government programs were prefunded on June 25, and 26, of 2015. The corresponding deposits were received on July 1, and 2, of 2015.  This timing difference allowed program participants to spend the prefunded amounts initiating the need for incremental borrowings until the corresponding deposits were received, thereby temporarily and predictably increasing overnight borrowings.  All overnight borrowings were paid off as of July 3, 2015.  For perspective, the amount of overnight federal funds purchased on Tuesday, June 30, 2015, was over $210 million higher than the average amount of federal funds purchased throughout the month of June 2015.  Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable, weekly and monthly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors, and others would view as the Company’s true IRR positioning.  Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and anticipated an outcome where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.

For management to better understand the IRR position of the Bank, an alternative IRR run was completed which all June 30, 2015 values were utilized with the exception of overnight borrowings, non-interest bearing deposits, and cash. To eliminate timing issues documented above, quarterly average balances were utilized for overnight borrowings and non-interest bearing deposits.  Cash was used to balance the balance sheet.  Management feels this view on IRR more accurately portrays the Banks IRR position.  As noted in the below chart, the alternative EAR results are much improved as timing issues in deposits and overnight borrowings are removed.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300
Basis Point Change Scenario	-2.5%	-0.7%	-1.5%	-2.5%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%

Management is investigating the utilization of advanced interest rate risk modeling software to potentially further enhance the Company’s analysis and reporting.  In discussions with the current IRR provider, a missing component in the current IRR system of record is the projected increase in yield within the fixed rate MBS portfolio in an instantaneous, parallel increasing interest rate environment.  This yield increase would positively affect EAR results.  For example, the Company estimates, based on projections provided by the Yield Book software, on its fixed rate MBS portfolio as of June 30, 2015, in a +50, +100, +200, and +300 immediate, parallel shocked interest rate environment, interest earned on its fixed rate MBS securities and reinvested principal over one year’s time would increase by $4.4 million, $5.8 million, $6.8 million, and $7.4 million, respectively from the current, historical three month CPR income base amount.  This projected income increase is not modeled in the current IRR system of record.  The Company also anticipates improved IRR results as it continues the integration of AFS/IBEX and the continuation of execution on its strategic plans, particularly in a rising interest rate environment.

Net Sensitive Earnings at Risk as of June 30, 2015

Balances as of June 30, 2015			Change in Interest Income/Expense
		% of	for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300
Total Loans	650,076	29.9%	31,234	32,797	34,467	36,113	37,750
Total Investments (non-TEY) and other Earning Assets	1,525,909	70.1%	32,281	32,921	33,643	34,340	35,020
Total Interest -Sensitive Income	2,175,985	100.0%	63,515	65,718	68,110	70,453	72,770
Total Interest-Bearing Deposits	191,994	26.0%	475	701	1,360	2,078	2,858
Total Borrowings	546,278	74.0%	1,162	2,092	7,262	12,433	17,603
Total Interest-Sensitive Expense	738,272	100.0%	1,637	2,793	8,622	14,511	20,461

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results			Change in Interest Income/Expense
		% of	for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300
Total Loans	650,076	29.1%	31,234	32,797	34,467	36,113	37,750
Total Investments (non-TEY) and other Earning Assets	1,580,741	70.9%	32,340	33,060	34,317	35,547	36,761
Total Interest -Sensitive Income	2,230,817	100.0%	63,574	65,857	68,784	71,660	74,511
Total Interest-Bearing Deposits	191,994	40.1%	475	701	1,360	2,078	2,858
Total Borrowings	287,256	59.9%	857	1,341	4,029	6,717	9,405
Total Interest-Sensitive Expense	479,250	100.0%	1,332	2,042	5,389	8,795	12,263

The Company believes that its growing portfolio of non-interest bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less increase expected relative to other banks.  When not able to match loan growth to deposit growth, the Company continues to execute its investment strategy of primarily purchasing NBQ municipal bonds and agency MBS, however, the Bank reviews opportunities to add diverse, high quality securities at attractive relative rates when opportunities present themselves.  The NBQ municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation for NBQ municipal bonds uses the Company’s cost of funds as one of its components.  With the Company’s large volume of non-interest bearing deposits, the tax equivalent yield for these NBQ municipal bonds is higher than a similar term investment in other investment categories of similar risk and higher than most other banks can realize on the same instruments.  As the above interest income figures are quoted on a pre-tax basis, the positive effects of the recent securities portfolio restructuring are not fully captured in this analysis.

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

The Company is within Board policy limits for all scenarios. The effects of the recent securities portfolio restructuring much improved the -100 scenario when compared to the fiscal second quarter of 2015. The table below shows the results of the scenarios as of June 30, 2015:

Economic Value Sensitivity as of June 30, 2015

Balances as of June 30, 2015	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300
Basis Point Change Scenario	-5.2%	-1.4%	-5.9%	-11.9%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%

The EVE at risk reported at June 30, 2015, shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the asset size in relation to liabilities.  These results also suffered from the timing issues noted above in the EAR section.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300
Basis Point Change Scenario	-10.3%	3.8%	4.2%	2.9%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%

The EVE at risk reported using the alternative methodology used for management purposes, shows that as interest rates increase immediately, the economic value of equity position will increase from the base as non-interest bearing deposits become more valuable in these increasing interest rate scenarios.  These results are much improved over the static snapshot as timing issues noted above are removed.

Detailed Economic Value Sensitivity as of June 30, 2015

The following table details the economic value sensitivity to changes in market interest rates at June 30, 2015, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that in +100 and +200 rising interest rate scenarios, total assets are less sensitive, than total liabilities.  In a +300 rate environment, asset and liability sensitivity is similar. However, since the asset base is materially larger than the liability base, EVE decreases in all increasing rate scenarios.  Investments and other earning assets contribute to sensitivity, largely due to fixed rate securities investments.  This sensitivity is offset by the non-interest bearing deposits.  Day of the week timing, as discussed previously, also contributes to sensitivity.

Balances as of June 30, 2015			Change in Economic Value
		% of	for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300
Total Loans	650,076	28%	2.1%	-2.7%	-5.5%	-8.1%
Total Investment	1,514,961	66%	4.0%	-4.7%	-9.4%	-14.1%
Other Assets	145,904	6%	0.0%	0.0%	0.0%	0.0%
Assets	2,310,941	100%	3.2%	-3.8%	-7.7%	-11.5%
Interest Bearing Deposits	191,994	9%	2.3%	-1.9%	-3.6%	-5.0%
Non-Interest Bearing Deposits	1,327,744	63%	7.3%	-6.6%	-12.6%	-17.9%
Total Borrowings & Other Liabilities	578,330	28%	0.1%	-0.1%	-0.2%	-0.3%
Liabilities	2,098,068	100%	4.7%	-4.2%	-8.1%	-11.5%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that in all rising interest rate scenarios, total assets are less sensitive, than total liabilities.  These results are much improved over the static snapshot as timing issues noted above are removed.

Alternative IRR Results			Change in Economic Value
		% of	for a given change in interest rates
Economic Value Sensitivity	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300
Total Loans	650,076	28%	2.1%	-2.7%	-5.5%	-8.1%
Total Investment	1,514,961	66%	4.0%	-4.7%	-9.4%	-14.1%
Other Assets	145,904	6%	0.0%	0.0%	0.0%	0.0%
Assets	2,310,941	100%	3.1%	-3.7%	-7.6%	-11.3%
Interest Bearing Deposits	191,994	9%	2.3%	-1.9%	-3.6%	-5.0%
Non-Interest Bearing Deposits	1,327,744	63%	7.3%	-6.6%	-12.6%	-17.9%
Total Borrowings & Other Liabilities	578,330	28%	0.1%	-0.1%	-0.3%	-0.4%
Liabilities	2,098,068	100%	5.6%	-5.1%	-9.7%	-13.9%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION
FORM 10-Q

Item 1. Legal Proceedings. – See “Legal Proceedings” of Note 7 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 (our “2014 Form 10-K”) and in our Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2014 and March 31, 2015, which are hereby incorporated by reference. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

There have been no material changes to the risk factors disclosed in our 2014 Form 10-K as supplemented in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2014 and March 31, 2015, other than as discussed below:

Our recently announced transaction with Fort Knox Financial Services Corporation and its subsidiary may not occur, or go as well as planned.

We recently announced that we and our bank subsidiary, MetaBank, have signed a definitive agreement with privately-held Fort Knox Financial Services Corporation (Fort Knox) and its subsidiary, Tax Product Services, LLC (TPS), for MetaBank to acquire substantially all of the assets and liabilities of Fort Knox and TPS for approximately $50 million, subject to adjustment, to be paid approximately half in Meta Financial common stock and half in cash.  The proposed purchase, which is subject to customary conditions, has been approved by the boards of directors of all companies and is expected to close in the third calendar quarter of 2015.  As is the case with all transactions yet to be consummated, there are risks with respect to the Fort Knox transaction: the transaction may not occur on a timely basis or at all; the businesses of the Bank and Fort Knox may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; sales of Fort Knox products by the Bank may not be as high as anticipated; the expected growth opportunities or cost savings from the acquisition may not be fully realized or may take longer to realize than expected; customer losses and business disruption following the acquisition, including adverse effects on relationships with former or current employees of Fort Knox, may be greater than expected; regulatory reception to the business may not be as anticipated, and the Company may incur unanticipated or unknown losses or liabilities if it completes the transaction with Fort Knox.  Any of these or similar risks, especially given our entry into a new business, could cause the Company to experience unanticipated and material losses.

An impairment charge of goodwill or other intangibles could have a material adverse impact on our financial condition and results of operations.

Because we have recently grown in part through acquisitions, and expect to do so again with respect to the pending acquisition of the assets of Fort Knox Financial Services, goodwill and intangible assets are now a portion of our consolidated assets. Our net goodwill and intangible assets were $21.7 million as of June 30, 2015, and we expect they will increase materially assuming completion of the Fort Knox transaction. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. U.S. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of Corporate Developments, Meta entered into separate securities purchase agreements during the quarter ended June 30, 2015, pursuant to which Meta has agreed to issue shares of its common stock to several institutional investors in private placement transactions in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 of Regulation D as promulgated by the SEC under the 1933 Act.  Meta previously disclosed the transactions contemplated by these securities purchase agreements in, and filed each of the securities purchase agreements as an exhibit to, Meta’s Current Report on Form 8-K filed with the SEC on July 1, 2015.

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

META FINANCIAL GROUP, INC.

Date:	August 5, 2015	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date:	August 5, 2015	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of July 15, 2015, by and among Meta Financial Group, Inc., MetaBank, Fort Knox Financial Services Corporation, Tax Product Services LLC, Alan D. Lodge Family Trust, Michael E. Boone, Michael J. Boone, Cary Shields and Alan D. Lodge (incorporated by reference to Exhibit 2.1 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 16, 2015).  (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Commission).

10.1
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Consector Capital Master Fund, LP, dated as of June 25, 2015 (incorporated by reference to Exhibit 10.1 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 1, 2015).

10.2
Securities Purchase Agreement by and among Meta Financial Group, Inc. and Boathouse Row I, LP, Boathouse Row II, LP, Boathouse Row Offshore Ltd., and OC 532 Offshore Fund, Ltd., dated as of June 25, 2015 (incorporated by reference to Exhibit 10.2 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 1, 2015).

10.3
Securities Purchase Agreement by and among Meta Financial Group, Inc. and Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P., dated as of June 25, 2015 (incorporated by reference to Exhibit 10.3 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 1, 2015).

10.4
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Hawk Ridge Master Fund LP, dated as of June 29, 2015 (incorporated by reference to Exhibit 10.4 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 1, 2015).

10.5
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Fort George Investments, LLC, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.1 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 13, 2015).

10.6
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.2 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 13, 2015).

10.7
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Blackwell Partners LLC Series A, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.3 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 13, 2015).

10.8
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners II Limited Partnership, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.4 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 13, 2015).

10.9
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Silver Creek CS SAV, L.L.C., dated as of July 7, 2015 (incorporated by reference to Exhibit 10.5 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 13, 2015).

10.10
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners Limited Partnership, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.6 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on July 13, 2015).

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