Form 10-K
period 2015-09-30
META FINANCIAL GROUP INC
filed 2015-12-14
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015
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

Indicate by check mark if the Registrant is not required to file reports pursuant Section 13 and Section 15(d) of the Act.  YES ☐NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒ NO☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ YES ☒ NO

As of March 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Market as of such date, was $253.5 million.

As of December 9, 2015, there were outstanding 8,220,075 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2016.

META FINANCIAL GROUP, INC.
FORM 10-K

i

Forward-Looking Statements

Meta Financial Group, Inc.®, (“Meta Financial” or “the Company” or “us”) and its wholly-owned subsidiary, MetaBank® (the “Bank” or “MetaBank”), may from time to time make written or oral “forward-looking statements,” including statements contained in this Annual Report on Form 10-K, in its other filings with the Securities and Exchange Commission (“SEC”), in its reports to stockholders, and in other communications by the Company and the Bank, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning.  You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; statements about the terms, timing, completion, and effects of the Company’s proposed private placement transactions with Nantahala Capital Partners SI, LP, BEP IV LLC and BEP Investors LLC; the potential benefits of the acquisition of Fort Knox Financial Services Corporation and its wholly-owned subsidiary, Tax Product Services LLC (collectively, “Fort Knox”); important components of the Company's balance sheet and statements of financial condition and operations; growth and expansion; new products and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company's employees.  The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the businesses of the Bank and Fort Knox may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; the risk that sales of Fort Knox products by the Bank may not be as high as anticipated; the expected growth opportunities or cost savings from the acquisition may not be fully realized or may take longer to realize than expected; customer losses and business disruption following the acquisition, including adverse effects on relationships with former or current employees of Fort Knox, may be greater than expected; regulatory reception to the Fort Knox business may not be as anticipated and the Company may incur unanticipated or unknown losses or liabilities on a post-acquisition basis, including risks similar to those expressed above, especially given the Company’s entry into a new line of business; the risk that the Company may incur unanticipated or unknown losses or liabilities as a result of the completion of the transaction with Fort Knox; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of, and acceptance of new products and services, offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; any actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry, our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the MPS division; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our deposit base, a substantial portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; the success of the Company at managing and collecting assets of borrowers in default; and the Company not being able to complete the proposed private placement transactions with Nantahala Capital Partners SI, LP, BEP IV LLC and BEP Investors LLC on acceptable terms, or at all because of a number of factors, including the failure to satisfy closing conditions in the purchase agreement.

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

General

Meta Financial, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a federal savings bank, the accounts of which are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Unless the context otherwise requires, references herein to the Company include Meta Financial and the Bank, and all subsidiaries of Meta Financial, direct or indirect, on a consolidated basis.

The Bank, a wholly-owned full-service banking subsidiary of Meta Financial, is both a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company providing services on a nationwide basis, as further described below.  The business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, consumer and commercial operating loans, and premium finance loans primarily in the Bank’s market areas.  The Bank also purchases loan participations from time to time from other financial institutions, but presently at a lower level compared to prior years, as well as mortgage-backed securities and other investments permissible under applicable regulations.

In addition to its community-oriented lending and deposit gathering activities, the Bank’s MPS division issues prepaid cards, designs innovative consumer credit products, sponsors Automatic Teller Machines (“ATMs”) into various debit networks, offers tax refund transfer services and other payment industry products and services.  Through its activities, MPS generates both fee income and low- and no-cost deposits for the Bank.  As noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K, MPS continues to expand and to play a very significant role in the Company’s financial performance.

On December 2, 2014, the Bank purchased substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services Inc., (“AFS/IBEX”), an insurance premium financing company.  The transaction has diversified the Company’s business and further expands its loan portfolio and growth prospects.

On September 8, 2015, the Bank also purchased substantially all of the assets and related liabilities of Fort Knox Financial Services Corporation and its subsidiary, Tax Product Services, LLC (together “Refund Advantage”).  The assets acquired by MetaBank in the acquisition include the Fort Knox operating platform and trade name, Refund Advantage®, and other assets.  The transaction expands the Company’s business into tax refund-transfer services for its customers.

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

Market Areas

The Bank has four market areas:  Northwest Iowa (“NWI”), Brookings, South Dakota (“Brookings”), Central Iowa (“CI”), and Sioux Empire (“SE”) and two divisions of the Bank: MPS and AFS/IBEX.  The Bank’s home office is located at 5501 South Broadband Lane, Sioux Falls, South Dakota.  NWI operates two offices in Storm Lake, Iowa. Brookings operates one office in Brookings, South Dakota.  CI operates a total of four offices in Iowa:  Des Moines (2), West Des Moines, and Urbandale.  SE operates three offices and one administrative office in Sioux Falls, South Dakota.  AFS/IBEX operates an office in Texas and one in California.  MPS, which offers prepaid cards, tax remittance services, and other payment industry products and services nationwide, operates out of Sioux Falls, South Dakota, with an office in Louisville, Kentucky.  See “Meta Payment Systems® Division.”

The Bank has a total of ten full-service branch offices, one non-retail service branch in Memphis, Tennessee, and two agency offices, one in Texas and one in California.

The Company’s primary commercial banking market area includes the Iowa counties of Buena Vista, Dallas, and Polk, and the South Dakota counties of Brookings, Lincoln, Minnehaha, and Moody.  South Dakota ranks 9th and Iowa 14th in “The Best States for Business and Careers” (Forbes.com, October 2015).  Iowa has low corporate income and franchise taxes.  South Dakota has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

Storm Lake is located in Iowa’s Buena Vista County approximately 150 miles northwest of Des Moines and 200 miles southwest of Minneapolis.  Like much of the state of Iowa, Storm Lake and the surrounding market area are highly dependent upon farming and agricultural markets.  Major employers in the area include Buena Vista Regional Medical Center, Tyson Foods, Sara Lee Foods, and Buena Vista University.  The NWI market operates two offices in Storm Lake.

Brookings is located in Brookings County, South Dakota, approximately 50 miles north of Sioux Falls and 200 miles west of Minneapolis.  The Bank’s market area encompasses approximately a 60-mile radius surrounding Brookings.  The area is generally rural, and agriculture is a significant industry in the community.  South Dakota State University is the largest employer in Brookings.  The community also has several manufacturing companies, including 3M, Larson Manufacturing, Daktronics, Falcon Plastics, Twin City Fan, and Rainbow Play Systems, Inc.

Des Moines, Iowa’s capital, is located in central Iowa and is the political, economic, and cultural capital of the state.  Des Moines was ranked second in “Best Cities for Jobs” (Forbes.com, 2015).  The Des Moines metro area is a center of insurance, printing, finance, retail and wholesale trades as well as industry, providing a diverse economic base.  Major employers include Principal Life Insurance Company, Iowa Health – Des Moines, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., City of Des Moines, United Parcel Service, Nationwide Mutual Insurance Co., Pioneer Hi Bred International Inc., and Wells Fargo.  Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University, Grand View College, AIB College of Business, and Upper Iowa University.  The unemployment rate in the Des Moines metro area was 3.6% as of September 2015.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis.  On Forbes’ July 2015 list of “The Best Small Places for Business and Careers,” Sioux Falls ranked third among the best small cities.  Major employers in the area include Sanford Health, Avera McKennan Hospital and Health system, John Morrell & Company, Citibank (South Dakota) NA, Sioux Falls School District 49-5, Wells Fargo Bank, and Hy-Vee Food Stores.  Sioux Falls is home to Augustana College and The University of Sioux Falls.  The unemployment rate in Sioux Falls was 2.7% as of September 2015.

Several of the Company’s market areas are dependent on agriculture and agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years.  Low loss rates are primarily due to higher than average livestock prices and strong crop yields over the last few years, offset by lower grain prices in 2014 and 2015.  Overall, these factors have created positive economic conditions for most farmers in our markets during this time period.  Nonetheless, management still expects that future losses in this portfolio, which have been very low, could be higher than recent historical experience.  Management believes that the recent positive weather conditions within our markets have been offset by low commodity prices and high input costs, which have the potential to more than offset higher yields, providing a negative economic effect on our agricultural markets.

Lending Activities

General.  The Company originates both fixed-rate and adjustable-rate (“ARM”) residential mortgage loans in response to consumer demand.  At September 30, 2015, the Company had $638.6 million in fixed-rate loans and $74.4 million in ARM loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K for further information on Asset/Liability Management.

In addition, the Company has more recently focused its lending activities on the origination of commercial and multi-family real estate loans, agricultural-related loans, commercial operating loans, and premium finance loans.  The Company also continues to originate one-to-four family mortgage loans and consumer loans.  The Company originates most of its loans in its primary market area.  At September 30, 2015, the Company’s net loan portfolio totaled $706.3 million, or 27.9% of the Company’s total assets, as compared to $493.0 million, or 24.0%, at September 30, 2014. During fiscal 2015, the Company entered the insurance premium finance lending business through its purchase of substantially all the commercial lending portfolio and related assets of AFS/IBEX.

Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan.  The Company has a loan committee consisting of senior lenders and Market Presidents, and is led by the Chief Lending Officer.  Loans in excess of certain amounts require approval by at least two members of the loan committee, a majority of the loan committee, or by the Company’s Board Loan Committee, which has responsibility for the overall supervision of the loan portfolio.  The Company may discontinue, adjust, or create new lending programs to respond to competitive factors.  The Company also created a Specialty Lending committee to oversee its insurance premium finance division and other specialized lending activities in which the Company may become involved.  The Committee consists of senior personnel with diverse backgrounds well suited for oversight of these types of activities.  Insurance premium finance loans in excess of certain amounts require approval from one or more members of the Committee.

At September 30, 2015, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $29.7 million.  The Company had 24 other lending relationships in excess of $6.5 million as of September 30, 2015.  At September 30, 2015, one of these relationships had loans totaling $5.6 million and was classified as substandard.  See “Non-Performing Assets, Other Loans of Concern, and Classified Assets.”

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.  In general, for the fiscal year ended September 30, 2015, the amounts in all categories of loans discussed below, except commercial operating loans, increased over levels from the prior fiscal year.

	At September 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
1-4 Family	$125,021	17.5%	$116,395	23.3%	$82,287	21.4%	$49,134	14.9%	$34,128	10.7%
Commercial & Multi-Family	310,199	43.5%	224,302	44.9%	192,786	50.1%	191,905	57.9%	194,414	60.9%
Agricultural	64,316	9.0%	56,071	11.3%	29,552	7.7%	19,861	6.0%	20,320	6.4%
Total Real Estate Loans	499,536	70.0%	396,768	79.5%	304,625	79.2%	260,900	78.8%	248,862	78.0%

Other Loans:
Consumer Loans:
Home Equity	18,463	2.6%	15,116	3.0%	13,799	3.6%	13,299	4.0%	14,835	4.6%
Automobile	573	0.1%	671	0.1%	658	0.1%	792	0.2%	794	0.2%
Other (1)	14,491	2.0%	13,542	2.7%	15,857	4.1%	18,747	5.7%	18,769	5.9%
Total Consumer Loans	33,527	4.7%	29,329	5.8%	30,314	7.8%	32,838	9.9%	34,398	10.7%

Agricultural Operating	43,626	6.1%	42,258	8.5%	33,750	8.8%	20,981	6.3%	21,200	6.6%
Commercial Operating	29,893	4.2%	30,846	6.2%	16,264	4.2%	16,452	5.0%	14,955	4.7%
Premium Finance	106,505	15.0%	-	0.0%	-	0.0%	-	0.0%	-	-

Total Other Loans	213,551	30.0%	102,433	20.5%	80,328	20.8%	70,271	21.2%	70,553	22.0%
Total Loans	713,087	100.0%	499,201	100.0%	384,953	100.0%	331,171	100.0%	319,415	100.0%

(1)	Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.

	September 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate:
1-4 Family	$116,171	16.3%	$105,870	21.2%	$75,477	19.6%	$44,045	13.3%	$30,410	9.5%
Commercial & Multi-Family	284,586	39.9%	203,840	40.8%	173,373	45.1%	162,552	49.1%	155,786	48.8%
Agricultural	59,219	8.3%	49,643	10.0%	22,433	5.8%	15,399	4.6%	16,416	5.1%
Total Fixed-Rate Real Estate Loans	459,976	64.5%	359,353	72.0%	271,283	70.5%	221,996	67.0%	202,612	63.4%
Consumer	20,842	2.9%	19,279	3.9%	20,129	5.2%	20,322	6.1%	15,494	4.9%
Agricultural Operating	35,802	5.0%	24,991	5.0%	23,137	6.0%	10,627	3.2%	12,570	3.9%
Commercial Operating	15,520	2.2%	13,659	2.7%	8,070	2.1%	6,818	2.1%	7,138	2.3%
Premium Finance	106,505	15.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total Fixed-Rate Loans	638,645	89.6%	417,282	83.6%	322,619	83.8%	259,763	78.4%	237,814	74.5%

Adjustable Rate Loans:
Real Estate:
1-4 Family	8,850	1.2%	10,525	2.1%	6,810	1.8%	5,089	1.5%	3,718	1.2%
Commercial & Multi-Family	25,613	3.6%	20,461	4.1%	19,413	5.0%	29,353	8.9%	38,628	12.1%
Agricultural	5,097	0.7%	6,429	1.3%	7,119	1.9%	4,462	1.4%	3,904	1.2%
Total Adjustable Real Estate Loans	39,560	5.5%	37,415	7.5%	33,342	8.7%	38,904	11.8%	46,250	14.5%
Consumer	12,685	1.8%	10,050	2.0%	10,185	2.6%	12,516	3.8%	18,904	5.9%
Agricultural Operating	7,824	1.1%	17,267	3.5%	10,613	2.8%	10,354	3.1%	8,630	2.7%
Commercial Operating	14,373	2.0%	17,187	3.4%	8,194	2.1%	9,634	2.9%	7,817	2.4%
Total Adjustable Loans	74,442	10.4%	81,919	16.4%	62,334	16.2%	71,408	21.6%	81,601	25.5%
Total Loans	713,087	100.0%	499,201	100.0%	384,953	100.0%	331,171	100.0%	319,415	100.0%

Less:
Deferred Fees and Discounts	577		797		595		219		79
Allowance for Loan Losses	6,255		5,397		3,930		3,971		4,926

Total Loans Receivable, Net	$706,255		$493,007		$380,428		$326,981		$314,410

The following table illustrates the maturity analysis of the Company’s loan portfolio at September 30, 2015.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third-party sources.

	Real Estate (1)		Consumer		Commercial Operating		Agricultural Operating		Premium Finance		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due in one year or less (2)	$14,921	4.78%	$14,626	0.49%	$9,693	3.91%	$31,157	4.34%	$106,505	7.83%	$176,902	6.13%
Due after one year through five years	153,818	4.40%	17,283	4.27%	16,316	4.33%	$9,430	4.06%	$-	0.00%	196,847	4.37%
Due after five years	330,797	4.35%	1,618	5.07%	3,884	4.09%	$3,039	4.58%	$-	0.00%	339,338	4.35%
Total	$499,536		$33,527		$29,893		$43,626		$106,505		$713,087

(1)	Includes one-to-four family, multi-family, commercial and agricultural real estate loans.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One-to-Four Family Residential Mortgage Lending.  One-to-four family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  At September 30, 2015, the Company’s one-to-four family residential mortgage loan portfolio totaled $125.0 million, or 17.5% of the Company’s total loans.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2015, the average outstanding principal balance of a one-to-four family residential mortgage loan was approximately $131,000.  At September 30, 2015, an immaterial amount of the Company’s one-to-four family residential mortgage loans were non-performing.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction.  During the year ended September 30, 2015, the Company originated $15.4 million of ARM loans and $48.6 million of fixed-rate loans secured by one-to-four family residential real estate.  The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one-to-four family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan‑to‑value level, unless the loan is insured by the Federal Housing Administration, guaranteed by Veterans Affairs or guaranteed by the Rural Housing Administration.  Residential loans generally do not include prepayment penalties.

The Company currently offers five- and ten-year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as the Company’s cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into fixed-rate loans.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed-rate residential loans.  The current low mortgage interest rate environment makes ARM loans relatively unattractive and very few are currently being originated.

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

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and, in order to supplement its loan portfolio, has purchased participation interests in loans from other financial institutions.  At September 30, 2015, the Company’s commercial and multi-family real estate loan portfolio totaled $310.2 million, or 43.5% of the Company’s total loans.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2015, $0.9 million, or 0.3% of the Company’s commercial and multi‑family real estate loans, were non-performing.  See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

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

At September 30, 2015, the Company’s largest commercial and multi-family real estate loan was a $14.0 million loan secured by real estate.  At September 30, 2015, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $1.1 million.

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

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm-related products.  At September 30, 2015, the Company had agricultural real estate loans secured by farmland of $64.3 million or 9.0% of the Company’s total loans.  At the same date, $43.6 million, or 6.1%, of the Company’s total loans consisted of secured loans related to agricultural operations.  Agricultural-related lending constituted 15.1% of total loans.

At September 30, 2015, the Company’s largest agricultural real estate and agricultural operating loan relationship was $29.7 million.  At September 30, 2015, the average outstanding principal balance of an agricultural real estate loan and agricultural operating loan held by the Company was approximately $0.7 million and $0.2 million, respectively.

Agricultural operating loans are originated at either an adjustable or fixed-rate of interest for up to a one-year term or, in the case of livestock, upon sale.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year.  Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.  At September 30, 2015, the average outstanding principal balance of an agricultural operating loan held by the Company was $180,000.  At September 30, 2015, $5.1 million, or 11.8%, of the Company’s agricultural operating loans were non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first five to ten years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of 20 to 25 years.  Fixed-rate agricultural real estate loans generally have terms up to ten years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.  At September 30, 2015, none of the Company’s agricultural real estate loans were non-performing.

Agricultural lending affords the Company the opportunity to earn yields higher than those obtainable on one-to-four family residential lending, but involves a greater degree of risk than one-to-four family residential mortgage loans because of the typically larger loan amount.  In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized.  The success of the loan may also be affected by many factors outside the control of the borrower.

Weather presents one of the greatest risks as hail, drought, floods, or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral.  This risk can be reduced by the farmer with a variety of insurance coverages which can help to ensure loan repayment.  Government support programs and the Company generally require that farmers procure crop insurance coverage.  Grain and livestock prices also present a risk as prices may decline prior to sale, resulting in a failure to cover production costs.  These risks may be reduced by the farmer with the use of futures contracts or options to mitigate price risk.  The Company frequently requires borrowers to use futures contracts or options to reduce price risk and help ensure loan repayment.  Another risk is the uncertainty of government programs and other regulations.  During periods of low commodity prices, the income from government programs can be a significant source of cash for the borrower to make loan payments, and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.  Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to successfully operate the farm.

Consumer Lending.  The Company, through the auspices of its “Retail Bank” (generally referring to the Company’s operations in our four market areas discussed above), originates a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.  At September 30, 2015, the Retail Bank’s consumer loan portfolio totaled $20.3 million, or 2.8% of its total loans.  Of the consumer loan portfolio at September 30, 2015, $8.0 million were short- and intermediate-term, fixed-rate loans, while $11.4 million were adjustable-rate loans.

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

The Retail Bank primarily originates automobile loans on a direct basis to the borrower, as opposed to indirect loans, which are made when the Retail Bank purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers.  The Bank’s automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles.  Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also may include a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2015, none of the Bank’s consumer loans were non-performing.

Consumer Lending - MPS.  The Company believes that well-managed, nationwide credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and affords the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns.  Therefore, MPS designs and administers certain credit programs that seek to accomplish these objectives.  The MPS Credit Committee, consisting of members of Executive Management of the Company, is charged with monitoring, evaluating and reporting portfolio performance and the overall credit risk posed by its credit products. All proposed credit programs must first be reviewed and approved by the committee before such programs are presented to the Bank’s Board of Directors for approval.  The Board of Directors of the Bank is ultimately responsible for final approval of any credit program.

At September 30, 2015, the Bank’s MPS consumer loan portfolio totaled $13.2 million, or 1.9% of total loans.  Of the MPS consumer loan portfolio at September 30, 2015, $12.8 million were short-term, fixed-rate loans, while $0.4 million were adjustable-rate loans.

MPS strives to offer consumers innovative payment products, including credit products.  Most credit products have fallen into the category of portfolio lending.  MPS continues to work on new alternative portfolio lending products striving to serve its core customer base and to provide unique and innovative lending solutions to the unbanked and under-banked segment.

A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that requires the Bank to be indemnified for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Therefore, MPS has strived to employ policies, procedures and information systems that it believes commensurate with the added risk and exposure.

The Company recognizes concentrations of credit may naturally occur and may take the form of a large volume of related loans to an individual, a specific industry, a geographic location or an occupation.  Credit concentration is a direct, indirect or contingent obligation that has a common bond where the aggregate exposure equals or exceeds a certain percentage of the Bank’s Tier 1 Capital plus the Allowance for Loan Losses.  The MPS Credit Committee monitors and identifies the credit concentrations in accordance with the Bank’s concentration policy and evaluates the specific nature of each concentration to determine the potential risk to the Bank.  An evaluation includes the following:

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

No MPS credit products were non-performing as of September 30, 2015.

Commercial Operating Lending.  The Company also originates commercial operating loans.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also may involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.  At September 30, 2015, $29.9 million, or 4.2% of the Company’s total loans, were comprised of commercial operating loans.

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

Our largest commercial operating exposure outstanding at September 30, 2015, was $5.5 million in loan relationships secured by assets of the borrower.  At September 30, 2015, the average outstanding principal balance of a commercial operating loan held by the Company was approximately $122,000.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial operating loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial operating loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At September 30, 2015, none of the Company’s commercial operating loans were non-performing.

Premium Finance Lending.  Through its AFS/IBEX division, MetaBank provides short-term, primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk otherwise known as insurance premium financing.  This includes, but is not limited to, policies for commercial property, casualty and liability risk.  The AFS/IBEX division markets itself to the insurance community as a competitive option based on service, its reputation, competitive terms, cost and ease of operation.  At September 30, 2015, $106.5 million, or 14.9% of the Company’s total loans, were comprised of premium finance loans.

Insurance premium financing is the business of extending credit to a policyholder to pay for insurance premiums when the insurance carrier requires payment in full at inception of coverage.  Premiums are advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term.  The policyholder generally makes a 20% to 25% down payment to the insurance broker and finances the remainder over nine to ten months on average.  The down payment is set such that if the policy is cancelled, the unearned premium is typically sufficient to cover the loan balance and accrued interest.

The largest premium finance exposure outstanding at September 30, 2015, was $2.6 million in loan relationships secured by the related insurance policy of the borrower.  At September 30, 2015, the average outstanding principal balance of a premium finance loan held by the Company was approximately $6,800.

Due to the nature of collateral for commercial premium finance receivables, it customarily takes 60-150 days to convert the collateral into cash.  In the event of default, AFS/IBEX, by statute and contract, has the power to cancel the insurance policy and establish a first position lien on the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer should typically be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium.  Generally, when a premium finance loan becomes delinquent for 210 days or more, or when collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance.  At September 30, 2015, $1.7 million of the Company’s premium finance loans were non-performing.

Originations, Sales and Servicing of Loans

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

The Company, from time to time, sells loan participations, generally without recourse.  At September 30, 2015, there were no loans outstanding sold with recourse.  When loans are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $22.2 million at September 30, 2015, of which $5.0 million were sold to Fannie Mae and $17.2 million were sold to others.

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

The following table shows the loan originations (including draws, loan renewals, and undisbursed portions of loans in process), purchases, and sales and repayment activities of the Company for the periods indicated.

	Years Ended September 30,
	2015	2014	2013
Originations by Type:	(Dollars in Thousands)
Adjustable Rate:
1-4 Family Real Estate	$15,360	$12,412	$11,856
Commercial and Multi-Family Real Estate	5,575	9,704	8,603
Agricultural Real Estate	-	1,130	4,282
Consumer	13	6	22
Commercial Operating	20,219	38,448	28,024
Agricultural Operating	12,347	23,492	23,895
Total Adjustable Rate	53,514	85,192	76,682

Fixed Rate:
1-4 Family Real Estate	48,576	53,251	54,861
Commercial and Multi-Family Real Estate	109,173	94,868	63,990
Agricultural Real Estate	12,877	35,713	13,144
Consumer	204,258	157,776	147,496
Commercial Operating	15,533	13,985	5,427
Agricultural Operating	20,646	31,628	32,510
Premium Finance	208,183	-	-
Total Fixed-Rate	619,246	387,221	317,428
Total Loans Originated	672,760	472,413	394,110

Purchases:
Commercial and Multi-Family Real Estate	-	-	706
Agricultural Operating	-	343	3,313
Premium Finance	74,120	-	-
Total Loans Purchased	74,120	343	4,019

Sales and Repayments:
Sales:
Commercial and Multi-Family Real Estate	4,843	11,665	7,140
Agricultural Real Estate	520	-	-
Consumer	11,650	12,144	12,782
Agricultural Operating	99	82	-
Total Loan Sales	17,112	23,891	19,922

Repayments:
Loan Principal Repayments	515,883	334,616	324,424
Total Principal Repayments	515,883	334,616	324,424
Total Reductions	532,995	358,507	344,346

(Decrease) Increase in Other Items, Net	(637)	(1,670)	(336)
Net Increase (decrease)	$213,248	$112,579	$53,447

At September 30, 2015, approximately $8.1 million, or 1.1%, of the Company’s loan portfolio consisted of purchased loans.  The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse effects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

At September 30, 2015, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows:  1% combined in Oregon and North Dakota and less than 1% in Minnesota, North Carolina, South Dakota and Connecticut.  No loans were purchased in fiscal 2015, other than AFS/IBEX acquired loans of $74.1 million.

Non-Performing Assets, Other Loans of Concern and Classified Assets

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at September 30, 2015.

	Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
	Number	Amount	Percent of Category	Number	Amount	Percent of Category	Number	Amount	Percent of Category
				(Dollars in Thousands)
Real Estate:
1-4 Family	4	$142	14.2%	-	$-	0.0%	-	$-	0.0%
Consumer	3	152	15.3%	-	-	0.0%	1	13	0.2%
Agricultural Operating	-	-	0.0%	-	-	0.0%	4	4,197	70.7%
Premium Finance	288	702	70.5%	270	362	100.0%	978	1,728	29.1%
Total	295	$996	100.0%	270	$362	100.0%	983	$5,938	100.0%

Delinquencies 90 days and over constituted 0.8% of total loans and 0.2% of total assets.

Generally, when a loan becomes delinquent, 210 days or more for Premium Finance, or 90 days or more for all other loan categories, or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is charged against current income.  The loan will remain on a non-accrual status until the loan establishes a sustained period of satisfactory payment performance.

The table below sets forth the amounts and categories of the Company’s non-performing assets.

	At September 30,
	2015	2014	2013	2012	2011
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$24	$281	$245	$307	$85
Commercial & Multi-Family Real Estate	904	312	427	1,423	13,025
Agricultural Real Estate	-	-	-	-	-
Agricultural Operating	5,132	340	-	-	-
Commercial Operating	-	-	7	18	30
Total	6,060	933	679	1,748	13,140

Accruing Loans Delinquent 90 Days or More:
1-4 Family Real Estate	-	-	-	-	-
Commercial & Multi-Family Real Estate	-	-	-	-	-
Consumer	13	54	13	63	24
Commercial Operating	1,728	-	-	-	-
Total	1,741	54	13	63	24

Restructured Loans:
1-4 Family	-	-	-	-	42
Total	-	-	-	-	42

Total Non-Performing Loans	7,801	987	692	1,811	13,206

Other Assets

Non-Accruing Investments:
Trust Preferred Securities	-	-	-	-	-
Total	-	-	-	-	-

Foreclosed Assets:
1-4 Family Real Estate	-	-	-	9	451
Commercial & Multi-Family Real Estate	-	15	116	827	181
Agricultural Real Estate	-	-	-	-	2,020
Commercial Operating	-	-	-	2	19
Total	-	15	116	838	2,671

Total Other Assets	-	15	116	838	2,671

Total Non-Performing Assets	$7,801	$1,002	$808	$2,649	$15,877
Total as a Percentage of Total Assets	0.31%	0.05%	0.05%	0.16%	1.24%

For the year ended September 30, 2015, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $889,000, of which none was included in interest income.

Non-Accruing Loans.  At September 30, 2015, the Company had $6.1 million in non-accruing loans, which constituted 0.8% of the Company’s gross loan portfolio, or 0.2% of total assets.  At September 30, 2014, the Company had $0.9 million in non-accruing loans which constituted 0.2% of its gross loan portfolio, or 0.1% of total assets.  The fiscal 2015 increase in non-performing loans primarily relates to an increase in non-accruing loans in the agricultural operating category of $4.8 million.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2015, the Company had $1.7 million in accruing premium finance loans delinquent 90 days or more.

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

General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” the Bank is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  The Bank’s determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, which may order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its classified assets, at September 30, 2015, the Company had classified loans of $11.9 million as substandard and none as doubtful or loss.  Further, at September 30, 2015, the Bank had no real estate owned or other foreclosed assets.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s loss rates over the past three years were very low.  Notwithstanding these signs of improvement, the Bank does not believe it is likely these low loss conditions will continue indefinitely.  All of the Bank’s four market areas have indirectly benefitted from a stable agricultural market.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years.  Management expects that future losses in this portfolio could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at September 30, 2015, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Balance at Beginning of Period	$5,397	$3,930	$3,971	$4,926	$5,234

Charge Offs:
1-4 Family Real Estate	(45)	-	(25)	(3)	(229)
Commercial & Multi-Family Real Estate	(214)	-	(194)	(2,094)	(61)
Consumer	-	-	(1)	(6)	(774)
Commercial Operating	-	-	-	-	(43)
Agricultural Operating	(186)	(50)	-	-	-
Premium Finance	(285)	-	-	-	-
Total Charge Offs	(730)	(50)	(220)	(2,103)	(1,107)
Recoveries:
1-4 Family Real Estate	-	2	2	1	-
Commercial & Multi-Family Real Estate	6	347	113	40	102
Consumer	-	-	1	4	419
Commercial Operating	3	18	63	4	-
Agricultural Operating	-	-	-	50	-
Premium Finance	114	-	-	-	-
Total Recoveries	123	367	179	99	521

Net (Charge Offs) Recoveries	(607)	317	(41)	(2,004)	(586)
Provision Charged to Expense	1,465	1,150	-	1,049	278
Balance at End of Period	$6,255	$5,397	$3,930	$3,971	$4,926

Ratio of Net Charge Offs During the Period to
Average Loans Outstanding During the Period	0.10%	-0.07%	0.01%	0.61%	0.17%

Ratio of Net Charge Offs During the Period to
Non-Performing Assets at Year End	7.78%	-31.66%	5.07%	75.65%	3.69%

Allowance to Total Loans	0.88%	1.08%	1.02%	1.20%	1.54%

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
			(Dollars in Thousands)

1-4 Family Real Estate	$278	17.5%	$552	23.3%	$333	21.4%	$193	14.8%	$165	10.7%
Commercial & Multi-Family Real Estate	1,187	43.5%	1,575	44.9%	1,937	50.1%	3,113	58.0%	3,901	60.9%
Agricultural Real Estate	163	9.0%	263	11.2%	112	7.6%	1	6.0%	-	6.3%
Consumer	20	4.7%	78	5.9%	74	7.9%	3	9.9%	16	10.8%
Agricultural Operating	3,537	6.1%	719	8.5%	267	8.8%	-	6.3%	67	6.6%
Commercial Operating	28	4.2%	93	6.2%	49	4.2%	49	5.0%	36	4.7%
Premium Finance	293	15.0%	-	-	-	-	-	-	-	-
Unallocated	749	-	2,117	-	1,158	-	612	-	741	-
Total	$6,255	100.0%	$5,397	100.0%	$3,930	100.0%	$3,971	100.0%	$4,926	100.0%

Investment Activities

General.  The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company’s asset/liability management policies.  The Company’s investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Company’s Investment Committee.  The Company closely monitors balances in these accounts, and maintains a portfolio of highly liquid assets to fund potential deposit outflows or other liquidity needs.  To date, the Company has not experienced any significant outflows related to MPS, though no assurance can be given that this will continue to be the case.

As of September 30, 2015, investment and mortgage-backed securities with fair values of approximately $625.2 million, $149.3 million and $20.6 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances and collateral for securities sold under agreements to repurchase, respectively.  For additional information regarding the Company’s collateralization of borrowings, see Notes 8 and 9 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Securities.  It is the Company’s general policy to purchase investment securities which are U.S. Government securities, U.S. Government agency and instrumentality securities, U.S. Government agency or instrumentality collateralized securities, state and local government obligations, commercial paper, corporate debt securities and overnight federal funds.

Beginning in June 2012, the Company began executing a strategy designed to diversify the Bank’s investment securities portfolio.  This strategy involved purchasing other investments, primarily non-bank qualified municipal bond securities.  The Company believes this diversification reduces the risk in the portfolio by spreading its investable dollars among a broader range of investment types and takes advantage of the Company’s innovative and low-cost funding structure.  As of September 30, 2015, the Company had total investment securities, excluding mortgage-backed securities, with an amortized cost of $953 million compared to $697.6 million as of September 30, 2014.  At September 30, 2015, $310 million or 32.3% of the Company’s investment securities were pledged to secure various obligations of the Company.

A large portion of this investment strategy involves the purchase of non-bank qualified obligations of political subdivisions.  These bonds are issued in larger denominations than bank qualified obligations of political subdivisions, which allows for the purchase of larger blocks.  These larger blocks of municipal bonds are typically issued in larger denominations by well-known issuers with reputable reporting and in turn, tend to be more liquid, which helps reduce price risk.  These municipal bonds are tax-exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation uses the Company’s cost of funds as one of its components.  Given the Company’s relatively low cost of funds due to the volume of interest-free deposits generated by the MPS division, the tax equivalent yield for these bonds is higher than a similar term investment in other investment categories.  Many of the Company’s municipal holdings are able to be pledged at both the Federal Reserve and the Federal Home Loan Bank.

As of September 30, 2015, the Company had obligations of states and political subdivisions of $887.8 million, representing 92.6% of total investment securities, excluding mortgage‑backed securities.  This amount is spread among 48 states, with no individual state having a concentration higher than 10% of the total carrying value of the municipal portfolio.  The Company has no direct municipal bond exposure in Detroit or Puerto Rico.  Management believes this geographical diversification lessens the credit risk associated with these investments.  The Company also monitors concentrations of the ultimate borrower and exposure to counties within each state to further enhance proper diversification.

The following table sets forth the carrying value of the Company’s investment securities portfolio, excluding mortgage-backed securities and other equity securities, at the dates indicated.

	At September 30,
	2015	2014	2013
	(Dollars in Thousands)

Investment Securities AFS
Trust preferred and corporate securities (1)	$13,944	$46,929	$48,784
Small business administration securities	56,056	67,012	10,581
Obligations of states and political subdivisions	-	-	1,727
Non-bank qualified obligations of states and political subdivisions	608,590	367,580	238,729
Common equities and mutual funds	914	825	-
Subtotal AFS	679,504	482,346	299,821

Investment Securities HTM
Agency and instrumentality securities	$-	$-	$10,003
Obligations of states and political subdivisions	19,540	19,304	19,549
Non-bank qualified obligations of states and political subdivisions*	259,627	193,595	181,547
Subtotal HTM	279,167	212,899	211,099

FHLB Stock	24,410	21,245	9,994

Total Investment Securities and FHLB Stock	$983,081	$716,490	$520,914

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and
Federal Funds Sold (2)	$10,051	$9,084	$64,732

(1)	Within the trust preferred securities presented above, there are no securities from individual issuers that exceed 5% of the Company’s total equity. The name and the aggregate market value of securities of each individual issuer as of September 30, 2015, are as follows: Key Corp Capital I, $4.2 million; PNC Capital Trust, $4.4 million; Huntington Capital Trust II SE, $4.1 million.

(2)	Includes $3.1 million of taxable obligations of states and political subdivisions.

(3)	The Company at times maintains balances at the FHLB and the FRB, and also maintains balances in excess of FDIC-insured limits at various financial institutions. At September 30, 2015, the Company had $0 and $7.2 million in interest-bearing deposits held at the FHLB and FRB, respectively, and $2.8 million at other institutions. At September 30, 2015, the Company had no federal funds sold at a private institution.

The composition and maturities of the Company’s available for sale and held to maturity investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	At September 30, 2015
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)

Trust preferred and corporate securities	$-	$-	$1,277	$12,667	$16,199	$13,944
Small business administration securities	-	-	56,056	-	54,493	56,056
Non-bank qualified obligations of states and political subdivisions	-	1,207	319,061	288,322	603,165	608,590
Total Investment Securities AFS	$-	$1,207	$376,394	$300,989	$673,857	$678,590

Weighted Average Yield (1)	0.00%	1.37%	2.01%	2.29%	2.27%	2.14%

	At September 30, 2015
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)

Obligations of states and political subdivisions	$95	$5,355	$10,149	$3,941	$19,540	$19,413
Non-bank qualified obligations of states and political subdivisions	-	3,056	129,996	126,575	259,627	261,330
Total Investment Securities HTM	$95	$8,411	$140,145	$130,516	$279,167	$280,743

Weighted Average Yield (1)	0.80%	1.94%	2.24%	2.84%	2.51%	2.35%

(1)	Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities.  The Company’s mortgage-backed and related securities portfolio consisted entirely of securities issued by U.S. Government agencies or instrumentalities, including those of Ginnie Mae, Fannie Mae and Freddie Mac as of September 30, 2015.  The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass‑through mortgage-backed securities representing undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi‑family residential mortgages issued by these U.S. Government agencies or instrumentalities.

At September 30, 2015, the Company had a diverse portfolio of mortgage-backed securities with an amortized cost of $646.7 million, all at fixed rates of interest.  The Company held primarily seasoned 15-year, 20-year, and 30-year pass through and, to a lesser extent, various maturity delegated underwriting servicing (“DUS”) mortgage-backed securities. Coupons on these securities ranged from below 2% to 6%.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2015, $485.1 million or 75.4% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution and other underwriting risks inherent in the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.  The prepayment risk associated with mortgage-backed securities is continually monitored, and prepayment rate assumptions are adjusted as appropriate to update the Company’s mortgage-backed securities accounting and asset/liability reports.

The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	At September 30,
	2015	2014	2013
Available for Sale	(Dollars in Thousands)

Freddie Mac	$174,322	$155,340	$82,189
Fannie Mae	391,846	266,214	252,196
Fannie Mae DUS	10,415	194,663	224,379
Ginnie Mae	-	41,653	22,608
Total AFS	$576,583	$657,870	$581,372

	At September 30,
	2015	2014	2013
Held to Maturity	(Dollars in Thousands)

Fannie Mae	$61,026	$70,034	$76,927
Ginnie Mae	5,551	-	-
Total HTM	$66,577	$70,034	$76,927

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2015.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments which typically lower the average life of these holdings.

	At September 30, 2015
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)

Freddie Mac	$-	$-	$-	$174,322	$175,441	$174,322
Fannie Mae	-	-	18,284	373,562	394,165	391,846
Fannie Mae DUS	-	-	10,415	-	10,559	10,415
Total Investment Securities	$-	$-	$28,699	$547,884	$580,165	$576,583

Weighted Average Yield	0.00%	0.00%	2.46%	2.55%	2.14%	2.55%

	At September 30, 2015
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)

Fannie Mae	$-	$-	$-	$61,025	$61,025	$60,595
Ginnie Mae	-	-	-	5,552	5,552	5,509
Total Investment Securities	$-	$-	$-	$66,577	$66,577	$66,104

Weighted Average Yield	0.00%	0.00%	0.00%	2.33%	2.33%	2.27%

At September 30, 2015, the contractual maturity of approximately 95% of the Company’s mortgage‑backed securities was in excess of ten years.  The actual maturity of a mortgage-backed security is typically less than its stated maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of mortgage-backed securities, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

Management has implemented a process to identify securities with potential credit impairment that are other-than-temporary.  This process involves evaluation of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating, watch, and outlook of the security, monitoring changes in value, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

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

In fiscal 2015, 2014 and 2013, there were no other-than-temporary impairments recorded.  Fannie Mae and Freddie Mac, which are both in conservatorship, generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

Sources of Funds

General.  The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, mortgage-backed securities and funds provided from operations.

Borrowings, including FHLB advances, repurchase agreements and funds available through the FRB Discount Window, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

Deposits.  The Company offers a variety of deposit accounts having a wide range of interest rates and terms.  The Company’s deposits consist of statement savings accounts, money market savings accounts, NOW and regular checking accounts, deposits related to prepaid cards primarily categorized as checking accounts and certificate accounts currently ranging in terms from 14 days to 60 days.  The Company solicits deposits from its primary market area and relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits.

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

At September 30, 2015, $1.42 billion of the Company’s $1.66 billion deposit portfolio was attributable to MPS.  The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $1.4 billion are included with non-interest-bearing checking accounts and $21.2 million are included with savings deposits on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not pay interest.  MPS originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification.  As such, historical results indicate, and management believes, the Company’s deposit portfolio attributable to MPS is stable.  The increase in deposits arising from MPS has allowed the Bank to reduce its reliance on higher costing certificates of deposits and public funds.  See “Regulation – FDIC Deposit Classification Guidance.”

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2015	2014	2013
	(Dollars in Thousands)

Opening Balance	$1,366,541	$1,315,283	$1,379,794
Deposits	315,944,447	215,420,492	180,050,543
Withdrawals	(315,653,993)	(215,369,877)	(180,115,818)
Interest Credited	539	643	764

Ending Balance	$1,657,534	$1,366,541	$1,315,283

Net Increase (Decrease)	$290,993	$51,258	$(64,511)

Percent Increase (Decrease)	21.29%	3.90%	-4.68%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:

Non-Interest Bearing Checking	$1,449,101	87.4%	$1,126,715	82.5%	$1,086,258	82.6%
Interest Bearing Checking	33,320	2.0	37,188	2.7	31,181	2.4
Savings Deposits	41,720	2.5	27,610	2.0	26,229	2.0
Money Market Deposits	42,222	2.6	40,475	3.0	40,016	3.0

Total Non-Certificate Deposits	1,566,363	94.5	1,231,988	90.2	1,183,684	90.0

Time Certificates of Deposit:

Variable	192	-	202	-	211	-
0.00 - 1.99%	89,044	5.4	128,730	9.4	122,136	9.3
2.00 - 3.99%	1,935	0.0	5,621	0.4	8,839	0.7
4.00 - 5.99%	-	-	-	-	413	-

Total Time Certificates of Deposits	91,171	5.5	134,553	9.8	131,599	10.0
Total Deposits	$1,657,534	100.0%	$1,366,541	100.0%	$1,315,283	100.0%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2015.

	Variable	0.00- 1.99%	2.00- 3.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

December 31, 2015	24	34,821	1,414	36,259	39.8
March 31, 2016	53	19,738	166	19,957	21.9
June 30, 2016	19	8,813	184	9,016	9.9
September 30, 2016	47	1,545	140	1,732	1.9
December 31, 2016	10	5,438	21	5,469	6.0
March 31, 2017	39	991	10	1,040	1.1
June 30, 2017	-	6,014	-	6,014	6.6
September 30, 2017	-	1,114	-	1,114	1.2
December 31, 2017	-	3,457	-	3,457	3.8
March 31, 2018	-	555	-	555	0.6
June 30, 2018	-	1,307	-	1,307	1.4
September 30, 2018	-	275	-	275	0.3
Thereafter	-	4,976	-	4,976	5.5

Total	$192	$89,044	$1,935	$91,171	100.0%

Percent of total	0.2%	97.7%	2.1%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2015.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $250,000	$16,774	$3,206	$9,503	$23,144	$52,627

Certificates of deposit of $250,000 or more	19,485	16,752	1,243	1,064	$38,544

Total certificates of deposit	$36,259	$19,958	$10,746	$24,208	$91,171

At September 30, 2015, there were $34.1 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2015, the Bank had $7.0 million of advances from the FHLB, $540 million of federal funds purchased and the ability to borrow up to an approximate additional $257.5 million.  The Company is able to pledge additional assets to expand its borrowing capability at the FHLB. At September 30, 2015, there were $7.0 million in advances that had maturities ranging up to approximately four years.

On July 16, 2001, the Company issued all of the 10,310 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely subordinated debt securities.  Distributions are paid semi‑annually.  Cumulative cash distributions are calculated at a variable rate of the London Interbank Offered Rate (“LIBOR”) plus 3.75%, not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions must be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi‑annual option to shorten the maturity date.  The option has not been exercised as of the date of this filing.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.  The trust preferred securities have been includable in the Company’s capital calculations since they were issued.  The preferential capital treatment of the Company’s trust preferred securities was grandfathered under recent banking legislation.

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2015, the Company had $4 million of retail repurchase agreements outstanding.

Historically, the Company has entered into wholesale repurchase agreements through nationally recognized broker-dealer firms.  These agreements are accounted for as borrowings by the Company and are secured by certain of the Company’s investment and mortgage-backed securities.  The broker-dealer takes possession of the securities during the period that the reverse repurchase agreement is outstanding.  The terms of the agreements have usually ranged from seven days to six months, but on occasion longer term agreements have been entered into.  At September 30, 2015, the Company had no wholesale repurchase agreements outstanding.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements and Subordinated Debentures for the periods indicated.

	September 30,
	2015	2014	2013
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$7,000	$7,000	$7,000
Repurchase agreements	17,400	33,999	19,901
Subordinated debentures	10,310	10,310	10,310
Overnight fed funds purchased	540,000	470,000	325,000

Average Balance:
FHLB advances	$7,000	$7,000	$8,096
Repurchase agreements	10,884	10,137	10,540
Subordinated debentures	10,310	10,310	10,310
Overnight fed funds purchased	234,025	186,153	129,825

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	September 30,
	2015	2014	2013
	(Dollars in Thousands)

FHLB advances	$7,000	$7,000	$7,000
Repurchase agreements	4,007	10,411	9,146
Subordinated debentures	10,310	10,310	10,310
Overnight fed funds purchased	540,000	470,000	190,000

Total borrowings	$561,317	$497,721	$216,456

Weighted average interest rate of FHLB advances	6.98%	6.98%	6.98%

Weighted average interest rate of repurchase agreements	0.52%	0.52%	0.52%

Weighted average interest rate of subordinated debentures	4.28%	4.08%	4.15%

Weighted average interest rate of overnight fed funds purchased	0.30%	0.28%	0.54%

Subsidiary Activities

The subsidiaries of the Company are the Bank and First Midwest Financial Capital Trust I.

Meta Payment Systems® Division

The Company, through the MPS division of the Bank, is focused on the electronic payments industry and offers a complement of prepaid cards, consumer credit products and other payment industry- related products and services that are marketed to consumers through financial institutions and other commercial entities.  The products and services offered by MPS are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.  MPS offers specific product solutions in the following areas:  (i) prepaid cards, (ii) a consumer credit product, (iii) ATM sponsorship and (iv) tax refund transfers.  MPS’ products and services generally target banks, card processors, third parties who market and distribute the cards and independent Electronic Return Originators (“EROs”).

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

This segment of MPS’ business can generally be divided into three categories:  reloadable cards, non-reloadable cards and benefit/insurance cards.  These programs are typically offered via a third-party relationship.  Government benefits are another growing application for prepaid cards; however, MPS has not focused on this category to date.

Reloadable Cards.  The most common reloadable prepaid card programs are payroll cards, whereby an employee’s payroll is loaded to the card by their employer utilizing direct deposit.  General Purpose Reloadable (“GPR”) cards are usually distributed by retailers and can be reloaded an indefinite number of times at participating retail load networks.  Other examples of reloadable cards are travel cards which are used to replace traveler’s checks and can be reloaded a predetermined number of times as well as tax-related cards where a taxpayer’s refund is placed on the card.  Reloadable cards are generally open- loop cards that consumers can use to obtain cash at ATMs or purchase goods and services wherever such cards are accepted for payment.

Non-Reloadable Cards.  Non-reloadable prepaid cards are sometimes referred to as disposable and may only be used until the funds initially loaded to the card have been exhausted.  These include gift cards, rebate cards and promotional or incentive cards.  These cards may be closed-loop or open-loop but are generally not available to obtain cash.  Under certain conditions, these cards may be anonymous, whereby no customer relationship is created and the identity of the cardholder is unknown.  Except for gift cards, many non-reloadable card programs are funded by a corporation as a marketing tool rather than from consumer funds.

Benefit/Insurance Cards.  Benefit/insurance cards are traditionally used by employers and large commercial companies (such as property insurers) to distribute benefits to persons entitled to such funds.  Possible uses of benefit cards could be the distribution of money for qualified expenses related to an employer sponsored flexible spending account program (“FSA”) or the distribution of insurance claim proceeds to insureds who have made a payable claim against an existing insurance policy.  These cards are generally open-loop or semi-closed-loop as in the case of an FSA card that can only be used for qualified medical expenses.

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

MPS has strived to offer consumers innovative payment products, including credit products.  Most credit products have historically fallen into one of two general categories:  (1) sponsorship lending and (2) portfolio lending.  In a sponsorship lending model, MPS typically originates loans and sells (without recourse) the resulting receivables to third-party investors equipped to take the associated credit risk.  MPS’ sponsorship lending program is governed by the Policy for Sponsorship Lending which has been approved by the Board of Directors.  MPS discontinued most sponsorship lending programs in fiscal year 2012 with only one run-off portfolio still in existence.  A Portfolio Credit Policy which has been approved by the Board of Directors governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.

ATM Sponsorship.  MPS sponsors ATM independent sales organizations (“ISOs”) into various networks and provides associated sponsorships of encryption support organizations and third-party processors in support of the financial institutions and the ATM ISO sponsorships.  Sponsorship consists of the review and oversight of entities participating in debit and credit networks.  In certain instances, MPS also has certain leasehold interests in certain ATMs which require bank ownership and registration for compliance with applicable state law.

While the Company has adopted policies and procedures to manage and monitor the risks attendant to this line of business, and the executives who manage the Company’s program have years of experience, no guarantee can be made that the Company will not experience losses in the MPS division.  MPS has signed agreements through December 2019 or longer with nine of its largest sales agents/program managers, which helps mitigate this risk.  See “- Regulation – Proposal Prepaid Payments Regulation”

Tax Refund Transfers.  With the acquisition of Refund Advantage in September 2015, the Company is a leading provider of professional tax refund-transfer software used by independent Electronic Return Originators in over 10,000 locations nationwide and processes over one million refund transfers per year.  Refund Advantage offers tax refund-transfer solutions through ACH direct deposit, check and prepaid card.

Regulation

General

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).  In response to the national and international economic recession that began in 2007-2008 and to strengthen supervision of financial institutions and systemically important non-bank financial institutions, Congress and the U.S. Government took a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandated changes in several key areas:  regulation and compliance (both with respect to financial institutions and systemically important non-bank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  Importantly for the Bank, the Dodd-Frank Act also abolished the Office of Thrift Supervision (the “OTS”) on July 21, 2011, and transferred rulemaking authority and regulatory oversight to the OCC with respect to federal savings banks, such as the Bank, and to the Board of Governors of the Federal Reserve System with respect to savings and loan holding companies, such as the Company.  While the changes in the law required by the Dodd-Frank Act have had a major impact on large institutions, even relatively smaller institutions such as ours have been affected.

Pursuant to the Dodd-Frank Act, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “Bureau” or “CFPB”).  The Bureau has consolidated rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank.  The Bureau will not, however, examine or supervise the Bank for compliance with such regulations; rather, based on the Bank’s size (less than $10 billion in assets), enforcement authority will remain with the OCC although the Bank may be required to submit reports or other materials to the Bureau upon its request.  Notwithstanding jurisdictional limitations set forth in the Dodd-Frank Act, the Bureau and federal banking regulators may endeavor to work jointly in investigating and resolving cases as they arise.

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

The extent to which the new legislation and existing and planned governmental initiatives thereunder will succeed in improving tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  In addition, because some components of the Dodd-Frank Act still have not been finalized, it is difficult to predict the ultimate effect of the Dodd-Frank Act on us or the Bank at this time.  It is likely, however, that our operational expenses will increase as a result of new compliance requirements.

USA Patriot Act of 2001.  In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001.  The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  Among other provisions, the Patriot Act requires financial institutions to have anti-money laundering programs in place and requires banking regulators to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications.

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

Prohibition on Unfair, Deceptive and Abusive Acts and Practices.  July 21, 2011, was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity, the Bureau, which is charged with the mission of protecting consumer interests.  The Bureau is responsible for administering and carrying out the purposes and objectives of the federal consumer financial laws and to prevent evasions thereof, with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking and enforcement powers, the Bureau has the potential to reshape the consumer financial laws through rulemaking, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank and its MPS division.

Other Regulation.  The Bank is also subject to a variety of other regulations with respect to its business operations including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act and the Fair Credit Reporting Act.  As discussed below, any change in the regulations affecting the Bank’s operations is not predictable and could affect the Bank’s operations and profitability.

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

The proposed rule includes a lengthy discussion on the materials and comments studied and the focus groups used in connection with the proposal’s release.  Of particular note, the proposal would: (a) create a definition for a “prepaid account” in Regulation E that focuses on attributes relating to how prepaid accounts are issued and used, instead of how and where such accounts are obtained by consumers, and includes prepaid accounts that are non-reloadable; (b) require that an issuer make certain disclosures available to a consumer before such consumer agrees to acquire a prepaid account (providing both a short and long form disclosure which, if used, provides a “safe harbor” to the issuer); (c) extend Regulation E’s periodic statement requirement that currently applies to payroll cards and federal government benefit accounts to prepaid accounts, although alternatives to paper statements are contemplated in the proposal; (d) extend Regulation E’s limited liability and error resolution provisions to certain prepaid accounts that have been registered; (e) ensure that prepaid product users obtain the protections in the compulsory use provisions of Regulation E if such account contains a credit feature; (f) extend Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft services (also known as overdraft protection) and other credit features; (g) require the issuer to obtain a consumer’s consent before adding overdraft services and credit features to a prepaid account; and (h) require that a consumer with a credit component to their prepaid account receive a periodic statement not more than once per month and then have at least 21 days to repay the debt the consumer incurred in connection with using the credit component of their account.  In addition, the proposed rule includes a requirement that account issuers provide to the CFPB the terms and conditions used in connection with their offering of prepaid products and would require such issuers to post their terms and conditions on their own websites and make them available to consumers upon request.

Bank Supervision & Regulation

The Bank is a federally chartered thrift institution that is subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC.  Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.  The Bank pays assessment fees both to the OCC and the FDIC, and the level of such assessments reflects the condition of the Bank.  If the condition of the Bank were to deteriorate, the level of such assessments could increase significantly, having a material adverse effect on the Company’s financial condition and results of operations.  The Bank is also a member of the FHLB System and is subject to certain limited regulation by the Federal Reserve.

Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Typically, these actions are undertaken due to violations of laws or regulations or conduct of operations in an unsafe or unsound manner.  The OCC has announced that supervisory strategies for 2016 will focus on the following:  (i) governance and oversight; (ii) credit underwriting; (iii) cyber threats; (iv) operational risk; (v) BSA/AML; (vi) compliance; (vii) interest rate risk; and (viii) fair access and compliance with fair lending laws.

Any change in the nature of such regulation and oversight, whether by the OCC, the FDIC, the Federal Reserve or legislatively by Congress, could have a material impact on the Company or the Bank and their respective operations.  The discussion herein of the regulatory and supervisory structure within which the Bank operates is general and does not purport to be exhaustive or a complete description of the laws and regulations involved in the Bank’s operations.  The discussion is qualified in its entirety by the actual laws and regulations.

Federal Regulation of the Bank.  As the primary federal regulator for federal savings associations, the OCC has extensive authority over the operations of federal savings associations, such as the Bank.  This regulation and supervision establishes a comprehensive framework for activities in which a federal savings association can engage and is intended primarily for the protection of the DIF and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies.

In connection with its assumption of responsibility for the ongoing examination, supervision and regulation of federal savings associations, the OCC published a final rule on July 21, 2011, that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21, 2011 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations.  In addition, on May 17, 2012, November 20, 2013, and June 2, 2015, the OCC rescinded additional OTS documents that formerly applied to federal savings and loan associations, and applied new policy guidance where policy guidance did not already exist.  With respect to the 2015 rules, the OCC streamlined requirements (where permitted) to provide integrated treatment to national banks and federal savings associations with respect to certain corporate activities and transactions.  The new regulations define an “eligible savings association” as one that: (i) is well capitalized as defined in 12 CFR 6.4; (ii) Has a composite rating of 1 or 2 under the Uniform Financial Institutions Rating System (“CAMELS”); (iii) Has a Community Reinvestment Act (“CRA”), 12 U.S.C. 2901 et seq., rating of ‘‘Outstanding’’ or ‘‘Satisfactory,’’ if applicable; (iv) Has a consumer compliance rating of 1 or 2 under the Uniform Interagency Consumer Compliance Rating System; and (v) Is not subject to a cease and desist order, consent order, formal written agreement, or Prompt Corrective Action directive or, if subject to any such order, agreement, or directive, is informed in writing by the OCC that the savings association may be treated as an ‘‘eligible bank or eligible savings association’’ for purposes of the regulation. Prior to the adoption of the integration rule, both well and adequately capitalized institutions were eligible for expedited treatment and exempt from the application requirement.  The OCC undertook this integration to promote fairness in supervision, reduce regulatory duplication and create efficiencies for national banks and federal savings associations, as well as the OCC.  Additional proposed rules by the OCC related to the streamlining of the treatment by federal savings associations and national banks have also been issued.  Once finalized, the OCC’s regulations and guidance supersede that of OTS and are indicative of the OCC’s goal of one integrated policy platform for national banks and savings associations.

It is possible that additional rulemaking could require significant revisions to the regulations under which the Bank operates and is supervised.  Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC, the Bureau, the Federal Reserve or through legislation, could have a material adverse impact on the Bank and its operations and on the Company and its stockholders.

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

Loan and Investment Powers

The Bank derives its lending and investment powers from the Home Owners’ Loan Act (“HOLA”) and the OCC’s implementing regulations thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that are permitted to engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.  These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security unless, prior to acquisition, the savings association has determined that the investment is safe and sound and suitable for the institution and that the issuer has adequate resources and willingness to provide all required payments on its obligations in a timely manner; (ii) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association’s assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.  In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes.

The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2015, the Bank’s lending limit under these restrictions was $32.9 million.  The Bank is in compliance with this lending limit.

Federal Deposit Insurance and Other Regulatory Requirements

Insurance of Accounts and Regulation by the FDIC.  The Bank is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  While not our primary federal regulator, the FDIC as insurer imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF.  The FDIC also has authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may seek to terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  Pursuant to the Dodd-Frank Act, with respect to deposit insurance premiums, the assessment base calculation is average consolidated total assets less average tangible equity (defined as Tier 1 capital).  As a small institution (one with less than $10 billion in assets), the Bank is assigned to one of four risk categories based upon its capital level and its composite CAMELS ratings.  Each bank is assigned one of three capital evaluations based on data reported in that institution’s CALL Report: well-capitalized, adequately capitalized or undercapitalized.  These ratios relate specifically to the ratios used by the federal banking agencies for purposes of prompt corrective action (“PCA”).  In November 2014, the FDIC announced new rules for purposes of the calculation of deposit insurance premium assessments which went into effect on January 1, 2015, in an attempt to align the new PCA standards effective as of the same date with the agency’s deposit insurance calculation matrix.  Specifically, as of the effective date, an institution is (i) well-capitalized if it satisfies each of the following standards: total risk-based capital ratio, 10.0% or greater; Tier 1 risk-based capital ratio, 8.0% or greater; leverage ratio, 5.0% or greater Common Equity Tier 1 capital ratio, 6.5% or greater; and (ii) adequately capitalized if it is not well capitalized but satisfies each of the following capital ratio standards: total risk-based capital ratio, 8.0% or greater; Tier 1 risk-based capital ratio, 6.0% or greater; leverage ratio, 4.0% or greater; and Common Equity Tier 1 capital ratio, 4.5% or greater.  An institution will be undercapitalized if it does not qualify as either well-capitalized or adequately capitalized.  At September 30, 2015, the Bank’s risk category assignment required a payment of $0.09 per $100 of its total assessment base of approximately $2.15 billion.  The FDIC’s board has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000.  The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits.  The FDIC is required to attain this ratio by September 30, 2020.  In connection with this requirement, in November 2015, the FDIC released a proposed rulemaking (1) raising the minimum reserve ratio from 1.15% to 1.35%; (2) requiring that the reserve ratio reach 1.35% by September 30, 2020; and (3) requiring that the FDIC offset the effect of the increase in the minimum reserve ratio on insured depository institutions with less than $10 billion in assets, like the Bank.  Such banks with less than $10 billion in assets would receive assessment credits for the portion of their assessments that contribute to the increase in the reserve ratio from 1.15% to 1.35%.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  At September 30, 2015, the FICO assessment was equal to 0.62 basis points for each $100 of its total assessment base of approximately $1.8 billion.  These assessments will continue until the bonds mature in 2019.

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

Stress Testing.  Although the Dodd-Frank Act requires institutions with more than $10 billion in assets to conduct stress testing, the OCC expects every bank, regardless of its size or risk profile, to have an effective internal process to (1) assess its capital adequacy in relation to its overall risks at least annually, and (2) to plan for maintaining appropriate capital levels.  It is the OCC’s belief that stress testing permits community banks to identify their key vulnerabilities to market forces and assess how to effectively manage those risks should they emerge.  If stress testing results indicate that capital ratios could fall below the level needed to adequately support the bank’s overall risk profile, the OCC believes the bank’s board and management should take appropriate steps to protect the bank from such an occurrence, including establishing a plan that requires closer monitoring of market information, adjusting strategic and capital plans to mitigate risk, changing risk appetite and risk tolerance levels, limiting or stopping loan growth or adjusting the portfolio mix, adjusting underwriting standards, raising more capital and selling or hedging loans to reduce the potential impact from such stress events.

Assessments.  The Dodd-Frank Act transferred authority to collect assessments for federal savings associations from the OTS to the OCC.  This authority was effective as of the transfer date, July 21, 2011.  The Dodd-Frank Act also provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate.  Beginning with assessments charged in September 2012, all national banks and federal savings associations are assessed using the OCC’s assessment structure.  The Bank’s assessment (standard assessment) at September 30, 2015, was $233,705.  As of September 30, 2014, the Bank was no longer subject to a supervisory surcharge by the OCC.

Basel III Capital Requirements.  In July 2013, our primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules were effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

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

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of Common Equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the minimum requirement of the three risk-based capital ratios by 0.625% each year through 2019, at which point, the Common Equity Tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

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

Pursuant to the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss (“AOCI”) items are not excluded; however, “non-advanced approaches banking organizations,” including us and the Bank, may make a one-time permanent election to continue to exclude these items.  This election was made concurrently with the first filing of certain of our and the Bank’s periodic regulatory reports in the beginning of 2015 in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.  The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued prior to May 19, 2010, from inclusion in our Tier 1 capital, subject to grandfathering in the case of companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will be phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016, at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the Bank, the Basel III Capital Rules revise the “PCA” regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes.

Should the Company or the Bank not meet the requirements of the Basel III Capital Rules, the Company and the Bank would be subject to adverse regulatory action by our regulators, which action could result in material adverse consequences for us, the Bank, and our shareholders.

As of September 30, 2015, the Bank exceeded all of its regulatory capital requirements as showing in the table below and was designated as “well-capitalized” under federal guidelines.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Regulatory Capital Data

	Company (Actual)		Bank (Actual)		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2015

Tier 1 (core) capital (to adjusted total assets)	$224,426	9.36%	$213,220	8.89%	$8,977	4.00%	$11,221	5.00%
Common equity Tier 1 (to risk-weighted assets)	216,931	19.85	213,220	19.52	9,762	4.50	14,101	6.50
Tier 1 (core) capital (to risk-weighted assets)	224,426	20.54	213,220	19.52	13,466	6.00	17,954	8.00
Total qualifying capital (to risk-weighted assets)	230,820	21.12	219,614	20.11	18,466	8.00	23,082	10.00

The following table provides a reconciliation of the amounts included in the table above.

Reconciliation:

Standardized Approach (1) September 30, 2015
(Dollars in Thousands)

Total equity	$271,335
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	36,642
LESS: Certain other intangible assets	13,431
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	1,876
LESS: Net unrealized gains (losses) on available-for-sale securities	2,455
Common Equity Tier 1 (1)	216,931
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	2,815
Total Tier 1 capital	224,426
Allowance for loan losses	6,394
Total qualifying capital	230,820

(1)	Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio; those changes are being fully phased in through the end of 2021.

Prompt Corrective Action.  Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements.  Effective December 19, 1992, the federal banking agencies were given additional enforcement authority with respect to undercapitalized depository institutions.  Under the current regulations, an institution is deemed to be (a) “well-capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a CET1 risk based capital ratio of 6.5% or more, and has leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more and has a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well-capitalized; (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a CET1 capital ratio less than 4.5% or a Tier 1 leverage capital ratio that is less than 4.0%; (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a CET1 capital ratio less than 3% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  In certain situations, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

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

Adequately capitalized banks cannot normally pay dividends or make any capital contributions that would leave them undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, they would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC.  The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market.  As such, less-than-well-capitalized institutions generally may not pay an interest rate in excess of the national rate plus 75 basis points on brokered deposits.

Undercapitalized banks may not accept, renew or rollover brokered deposits, and are subject to restrictions on the soliciting of deposits over prevailing rates.  In addition, undercapitalized banks are subject to certain regulatory restrictions.  These restrictions include, among others, that such a bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with a capital restoration plan approved by the FDIC and the bank’s ratio of equity to total assets increases during the calendar quarter at a rate sufficient to enable the bank to become adequately capitalized within a reasonable time.  In addition, such banks may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval.  Further, as part of a capital restoration plan, the bank’s holding company must generally guarantee that the bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee.  If a capital restoration plan is not approved, or if the bank fails to implement the plan in any material respect, the bank would be treated as if it were “significantly undercapitalized,” which would result in the imposition of a number of additional requirements and restrictions.  It should also be noted all FDIC-insured institutions are assigned an assessment risk category.  In general, weaker banks (those with a higher assessment risk category) are subject to higher assessments than stronger banks.  An adverse change in category can lead to materially higher expenses for insured institutions.  Finally, bank regulatory agencies have the ability to seek to impose higher than normal capital requirements known as individual minimum capital requirements (“IMCR”) for institutions with higher risk profiles.  If the Bank’s capital status – well-capitalized – changes as a result of future operations or regulatory order, or if it becomes subject to an IMCR, the Company’s financial condition or results of operations could be adversely affected.

Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based ratio of less than 4% or CET1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OCC deems appropriate.  An institution that becomes “critically undercapitalized” is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the appropriate banking regulator must appoint a receiver (or conservator with the FDIC’s concurrence) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator.  The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Institutions in Troubled Condition.  Certain events, including entering into a formal written agreement with a bank’s regulator that requires action to improve the bank’s financial condition, or simply being informed by the regulator that the bank is in troubled condition, will automatically result in limitations on so-called “golden parachute” agreements pursuant to Section 18(K) of the FDIA.  In addition, organizations that are not in compliance with minimum capital requirements, or are otherwise in a troubled condition, must give 90 days’ written notice before appointing a Director or Senior Executive Officer, pursuant to the OCC’s regulations.

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

Limitations on Dividends and Other Capital Distributions.  Federal regulations govern the permissibility of capital distributions by a federal savings association.  Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure must now file a notice of a declaration of a dividend with the Federal Reserve at least 30 days before the proposed dividend declaration by the Bank’s board of directors.  In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock savings and loan holding company must file an informational copy of that notice with the OCC at the same time the notice is filed with the Federal Reserve.  OCC regulations further set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a capital distribution.

A federal savings association proposing to make a capital distribution is required to submit an application to the OCC if:  the association does not qualify for expedited treatment pursuant to criteria set forth in OCC regulations; the total amount of all of the association’s capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association’s net income for that year to date plus the association’s retained net income for the preceding two years; the association would not be at least adequately capitalized following the distribution; or the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the association and the OCC or the Company’s and Bank’s former regulator, the OTS, or violate a condition imposed on the association in an application or notice approved by the OCC or the OTS.

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

During the fiscal year ended September 30, 2015, the Bank paid no cash dividends to the Company, as the Company utilized existing cash holdings for payment of dividends to the Company’s stockholders and other holding company expenses.  The Company does not currently anticipate that it will need dividends from the Bank in order to fund dividends to the Company’s stockholders.  To declare a dividend under new rules adopted in 2015 by the OCC, an institution must file a notice with the OCC as an “eligible savings association” (as defined in the OCC’s regulations) if, among other things, it would not remain well-capitalized or would not be an eligible savings association upon the distribution.  An application to the OCC is required prior to a capital distribution if, among other things, a federal savings association is not an “eligible savings association.”  If neither of these are triggered, an institution does not need to file a notice or an application before declaring a dividend or otherwise making a capital distribution.

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related to loans and investments.  At September 30, 2015, the Bank met the test and always has since its inception.

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

Community Reinvestment Act.  Under the Community Reinvestment Act (the “CRA”), the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its assessment areas, including low and moderate income neighborhoods.  The Bank received a “Satisfactory” rating during its most recent Performance Evaluation as an Intermediate Small Bank, dated October 16, 2013.  Due to its asset size, the Bank will be evaluated as a Large Bank in future CRA performance evaluations.  A copy of the Bank’s most recent Performance Evaluation is available as part of its Public File.

Volcker Rule.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the OCC, adopted final rules implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act (“BHCA”), which was added by Section 619 of the Dodd-Frank Act.  The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).  The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions.  The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators.  Community and small banks, such as MetaBank, are afforded some relief under the final rules.  If such banks are engaged only in exempted proprietary trading, such as trading in U.S. Government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The compliance date for banks to conform to the Volcker Rule was July 21, 2015, but the regulators have granted an extension until July 21, 2016 for conformance of relationships with covered funds that existed prior to December 31, 2013.  Beginning June 30, 2014, banking entities with $50 billion or more in trading assets and liabilities were required to report quantitative metrics; on April 30, 2016, banking entities with at least $25 billion but less than $50 billion must report; and on December 31, 2016, banking entities with at least $10 billion but less than $25 billion must report.  The Company does not at this time expect the Volcker Rule to have a material impact on its operations.

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

Transactions with Affiliates.  The Bank must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with “affiliates,” generally defined to mean any company that controls or is under common control with the institution (as such, Meta Financial is an affiliate of the Bank for these purposes).  Transactions between an institution or its subsidiaries and its affiliates are required to be on terms as favorable to the Bank as terms prevailing at the time for transactions with non-affiliates.  In addition, certain transactions, such as loans to an affiliate, are restricted to a percentage of the institutions’ capital (e.g., the aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the institution; the aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus).  In addition, a savings and loan holding company may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates.  The OCC has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

The Dodd-Frank Act also included specific changes to the law related to the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders.  With respect to the definition of “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company.  In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate.  A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10% of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, one of 11 regional FHLBs that administers the home financing credit function of savings associations that is subject to supervision and regulation by the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances must be used for residential home financing.

As members of the FHLB System, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount of 4.00% to support outstanding advances and mortgage loans.  At September 30, 2015, the Bank had in the aggregate $24.4 million in FHLB stock, which was in compliance with this requirement.  For the fiscal year ended September 30, 2015, dividends paid by the FHLB to the Bank totaled $346,380.  In June 2015, the FHLB of Des Moines and the FHLB of Seattle merged into the FHLB of Des Moines.  Notably, pursuant to certain integration rules adopted by the OCC in 2015, federal savings associations are no longer required to become members of a Federal Home Loan Bank.

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

FDIC Deposit Classification Guidance

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published initial industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits.  This guidance was later supplemented on November 13, 2015, and is now described as proposed guidance with a solicitation for industry comment.  As of September 30, 2015, the Bank categorized $1.1 billion, or 65.1% of its deposit liabilities, as brokered deposits.

Due to the Bank’s status as a "well-capitalized" institution under the FDIC's prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that the Guidance, if adopted in its proposed form, will have a material adverse impact on the Company’s liquidity, statements of financial condition or results of operations going forward.  However, should the Bank ever fail to be well-capitalized in the future, as a result of failing to meet the well-capitalized requirements, or the imposition of an individual minimum capital requirement or similar formal requirements, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., may not accept, renew or rollover brokered deposits), which could produce serious adverse effects on the Company’s liquidity, and financial condition and results of operations.  Further, and although it does not anticipate doing so, if the Company is required to amend previous call reports with respect to its level of brokered deposits, or is ever required to pay a higher surcharge with respect to brokered deposits as a result of a change in our supervisory evaluation, such additional events could have a material adverse effect on our financial condition and results of operations.

Holding Company Supervision & Regulation

We are a unitary savings and loan holding company within the meaning of the HOLA.  As such, we are required to register with, and be subject to, Federal Reserve examination and supervision as well as certain reporting requirements.  In addition, the Federal Reserve has enforcement authority over us and any of our non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve has responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company.  Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act requires the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the transfer date.  In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule that provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies.  In addition, the Federal Reserve issued on November 7, 2014, a list identifying the supervisory guidance documents issued by it prior to July 21, 2011 that are now applicable to savings and loan holding companies such as the Company.  The FRB stated that, among other things, this list was part of their initiative to establish a savings and loan holding company supervisory program similar in nature to its “long-established supervisory program for bank holding companies.”

Restrictions Applicable to All Savings and Loan Holding Companies.

Federal law prohibits a savings and loan holding company, including us, directly or indirectly, from acquiring:

•	control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior Federal Reserve approval;

•	through merger, consolidation or purchase of assets another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Federal Reserve approval; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the Federal Reserve).

A savings and loan holding company may not acquire as a separate subsidiary an FDIC-insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•	if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located, or by a holding company that controls such a state-chartered association.

The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of a non‑subsidiary savings association, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by the HOLA.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

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

If the Federal Reserve believes that an activity of a savings and loan holding company or a non-bank subsidiary constitutes a serious risk to the financial safety, soundness or stability of a subsidiary savings association and is inconsistent with the principles of sound banking, the purposes of the HOLA or other applicable statutes, the Federal Reserve may require the savings and loan holding company to terminate the activity or divest control of the non-banking subsidiary.  This obligation is established in Section 10(g)(5) of the HOLA and bank holding companies are subject to equivalent obligations under the BHCA and the Federal Reserve’s Regulation Y.

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

Examination.

The Federal Reserve intends, to the greatest extent possible, taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision.  As with bank holding companies, the Federal Reserve’s objective will be to ensure that a savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).

In accordance with its goal to assess the condition, performance and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision, the Federal Reserve announced in 2013 that it will continue to use “RFI/C(D)” rating system (commonly referred to as “RFI”) to assign indicative ratings to such companies.  Further, the Federal Reserve announced that it will soon issue a notice seeking public comment on the application of the RFI rating system for Savings and Loan Holding Companies.  In addition, in late 2013, the Federal Reserve announced that, with respect to savings and loan holding companies with less than $10 billion in assets (like the Company), such companies’ inspection frequency and scope requirements will be the same as those for bank holding companies of the same asset size.  The FRB will also determine whether or not a savings and loan holding company is “complex” as determined by certain factors enumerated by the Federal Reserve.  According to the Federal Reserve, with respect to institutions with less than $5 billion in assets (such as the Company), the determination of whether a holding company is "complex" versus "noncomplex" is made at least annually on a case-by-case basis taking into account and weighing a number of considerations, such as: the size and structure of the holding company; the extent of intercompany transactions between insured depository institution subsidiaries and the holding company or uninsured subsidiaries of the holding company; the nature and scale of any non-bank activities, including whether the activities are subject to review by another regulator and the extent to which the holding company is conducting Gramm-Leach-Bliley authorized activities (e.g., insurance, securities, merchant banking); whether risk management processes for the holding company are consolidated; and whether the holding company has material debt outstanding to the public.  As of the date of this filing, the FRB has not advised the Company that it is complex.

Change of Control.

The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to “control” a bank or savings association.  The definition of control found in the HOLA is similar to that found in the BHCA for bank holding companies.  Both statutes apply a similar three-prong test for determining when a company controls a bank or savings association.  Specifically, a company has control over either a bank or savings association if the company:

(1)	directly or indirectly or acting in concert with one or more persons, owns, controls or has the power to vote 25% or more of the voting securities of a company;

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

The Federal Reserve stated in the interim final rule that it will review investments and relationships with savings and loan holding companies by companies using the current practices and policies applicable to bank holding companies to the extent possible.  Overall, the indicia of control used by the Federal Reserve under the BHCA to determine whether a company has a controlling influence over the management or policies of a banking organization (which, for Federal Reserve purposes, will now include savings associations and savings and loan holding companies) are similar to the control factors found in OTS regulations.  However, the OTS rules weighed these factors somewhat differently and used a different review process designed to be more mechanical.

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

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of September 30, 2015, the Bank’s Excess for tax purposes totaled approximately $6.7 million.

Competition

The Company’s Retail Banking operation faces strong competition, both in originating real estate and other loans and in attracting deposits.  Competition in originating real estate loans comes primarily from commercial banks, savings banks, credit unions, captive finance companies, insurance companies and mortgage bankers making loans secured by real estate located in the Company’s market area.  Commercial banks and credit unions provide vigorous competition in consumer lending.  The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

The Company’s Retail Banking operation attracts deposits through its Retail Banking offices, primarily from the communities in which those Retail Banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings banks, credit unions and brokerage offices located in the same communities.  The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and convenient branch locations with interbranch deposit and withdrawal privileges at each.

The Company’s MPS division serves customers nationally and also faces strong competition from large commercial banks and specialty providers of electronic payments processing and servicing, including prepaid, debit and credit card issuers, Automated Clearing House (“ACH”) processors and ATM network sponsors.  Many of these national players are aggressive competitors, leveraging relationships and economies of scale.

It is also expected that the Bank will experience strong competition for its new AFS/IBEX division with respect to financing insurance premiums and for its new Refund Advantage business with respect to tax return processing services.

Employees

At September 30, 2015, the Company and its subsidiaries had a total of 638 full-time equivalent employees, an increase of 185 employees, or 40.8%%, from September 30, 2014.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

The following information as to the business experience during the past five years is provided with respect to the executive officers of the Company who are not serving on the Company’s Board of Directors.  There are no arrangements or understandings between such person named and any persons pursuant to which such officer was selected.

Mr. Glen W. Herrick, age 53, is Executive Vice President and Chief Financial Officer of the Company after being appointed to the position effective October 1, 2013.  Additionally, Mr. Herrick is a member of the Executive Committees for both the Company and the Bank.  Mr. Herrick previously served as SVP of Finance and Investment Management of the Company.  Mr. Herrick joined the Company in March 2013 following 19 years of various finance, accounting and risk management roles at Wells Fargo & Company, including serving as CFO of Wells Fargo’s student loan division.  Before joining Wells Fargo, Mr. Herrick worked at Ingersoll-Rand Company after serving as a Captain in the United States Army.  Mr. Herrick has a B.S. in Engineering Management from the United States Military Academy at West Point and an MBA from the University of South Dakota.  In addition, he is a graduate of the Stonier Graduate School of Banking.

Mr. Ira D. Frericks, age 54, is Executive Vice President and Chief Operating Officer of the Company after being appointed to the position effective October 1, 2013.  Additionally, Mr. Frericks is a member of the Executive Committees for both the Company and the Bank.  Mr. Frericks previously served as Senior Vice President and Chief Accounting Officer of the Company.  Mr. Frericks joined the Company in 2008 as Chief Accounting Officer and has over 25 years of accounting and banking operations experience.  He is a Certified Public Accountant (CPA).and has a B.S. in Business Administration from the University of South Dakota.  Mr. Frericks is also a graduate of the Graduate School of Banking at the University of Wisconsin.

Ms. Sonja A. Theisen, age 34, is Senior Vice President and Chief Accounting Officer of the Company after being appointed to the position effective August 3, 2015.  Ms. Theisen previously served as Senior Vice President and Controller of the Company and MetaBank, positions Ms. Theisen held since December 2013. Prior to joining the Company in December 2013, Ms. Theisen served as the Senior Vice President and Head of Finance Operations for Great Western Bancorp Inc., a bank holding company for Great Western Bank, from November 2010 to December 2013, and as Audit Manager for Eide Bailly LLP, a certified public accounting and business advisory firm, from May 2010 to November 2010 and for KPMG LLP, an audit, tax and advisory firm, from January 2004 to May 2010. Ms. Theisen has a B.A. degree in Accounting and a Master of Professional Accountancy (MPA) from the University of South Dakota and is a CPA.

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

The Company has recently experienced considerable growth, having increased its assets from $1.7 billion at September 30, 2013 to $2.5 billion at September 30, 2015.  Funded primarily by growth of low-interest-bearing deposits, the proceeds thereof have been invested primarily in loans, municipal bonds, mortgage-backed securities (“MBS”) and investment securities available for sale.  The Company’s asset growth, if continued as expected, will generate a need for higher levels of capital which management believes may not be met through earnings retention alone.  In that respect, in March 2015, the Company announced the successful completion of the sale of 740,654 common shares under the “at-the-market” equity offering announced on December 17, 2014, and in September 2015, the Company privately placed 535,000 shares of common stock to several institutional investors.  All of these stock sales qualify as Tier 1 capital for regulatory purposes.  There can be no assurance, however, that the Company will be able to continue to access sources of capital, private or public.  Failure to remain well-capitalized, or to attain potentially even higher levels of capitalization that are or will be required in the future under regulatory initiatives mandated by Congress, our regulatory agencies or under the Basel accords, could adversely affect the Company’s earnings and prospects.

We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

As described above, we have experienced significant growth in the amount of our assets; this is also the case with the level of our deposits.  Our future profitability will depend in part on our continued ability to grow in both these categories; however, we may not be able to sustain our historical growth rate or be able to grow at all.  In addition, our future success will depend on competitive factors and on the ability of our senior management to continue to maintain a robust system of internal controls and procedures and manage a growing number of customer relationships.  We may not be able to implement changes or improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Consequently, continued growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio has grown substantially, and our underwriting practices may not prevent future losses in our loan portfolio.

Over the last fiscal year, our loan portfolio has grown substantially with new loan originations.  Our underwriting practices are designed to mitigate risk by adhering to specific loan parameters.  Components of our underwriting program include an analysis of the borrower and their creditworthiness, a financial statement review, and, if applicable, cash flow projections and a valuation of collateral.  While the Company believes its asset quality to be good in comparison to most banking institutions, we may incur losses in our loan portfolio, especially the new portions thereof, if our underwriting criteria fail to identify credit risks.  It is also possible that losses will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for loan losses, which could have an adverse effect on our financial condition and results of operations.

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

Economic and market conditions have adversely affected our industry and regulatory costs have increased.

Although economic trends have improved over the last few fiscal years, general economic trends, low growth and reduced availability of commercial credit have negatively impacted the credit performance of commercial and consumer credit in general.  While the situation has improved somewhat over the last two fiscal years, this has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•	We face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•	Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions, and whether economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process. Further, a new method of determining loan loss allowances, expected to be implemented in the future, could decrease our profitability.

•	The value of the portfolio of investment securities that we hold, and which constitute a large percentage of our assets, may be adversely affected; and

•	If we experience financial setbacks or other regulatory action in the future, we may be required to pay significantly higher FDIC insurance premiums than we currently pay due, in part, to our significant level of brokered deposits. See “– Regulation.”

The full impact of the Dodd-Frank Act is still unknown.

While regulatory agencies have made considerable progress in implementing the Dodd-Frank Act, the full compliance burden and impact on our operations and profitability are still not fully known.  Hundreds of new federal regulations, studies and reports were required under the Dodd-Frank Act and not all of them have been finalized; some rules and policies will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act that have already been implemented as well as anticipated regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to higher costs as well as noncompliance risk and consequences.

The Consumer Financial Protection Bureau is reshaping the consumer financial laws through rulemaking and enforcement of prohibitions against unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.

The Bureau has broad rulemaking authority to administer and carry out the purposes and objectives of “federal consumer financial laws, and to prevent evasions thereof” with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”).  The term “abusive” is new and developing and because Bureau officials have indicated that compliance will be achieved through enforcement actions rather than the issuance of regulations, we cannot predict to what extent the Bureau’s future actions will have on the banking industry or the Company.  Notwithstanding that insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, the full reach and impact of the Bureau’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services are currently unknown.

In addition to taking many enforcement actions and promulgating a proposed regulation covering prepaid payments, described below, the Bureau finalized its ability to repay (“ATR”) rule as well as its qualified mortgage rule in January 2013.  The ATR rule applies to residential mortgage loan applications received after January 10, 2014.  The scope of the rule specifically applies to loans securing one-to-four unit dwellings and includes purchases, refinances and home equity loans for principal or second homes.  Under the ATR rules, a lender may not make a residential mortgage loan unless the lender makes a reasonable and good faith determination that is based on verified, documented information at or before consummation that the borrower has a reasonable ability to repay.  The eight underwriting factors that must be considered and verified include the following: (1) income and assets: (2) employment status; (3) monthly payment of loan; (4) monthly payment of any simultaneous loan secured by the same property; (5) monthly payment for other mortgage-related obligations like property taxes and insurance; (6) current debt obligations; (7) monthly debt to income ratio; and (8) credit history (although eight factors are delineated, the ATR rule does not dictate that a lender follow a particular underwriting model).  Liability for violations of the ATR rule include actual damages, statutory damages, court costs and attorneys’ fees.

Additionally, the Bureau published regulations required by the Dodd-Frank Act related to “qualified mortgages,” which are mortgages for which there is a presumption that the lender has satisfied the ATR rules.  Pursuant to Dodd-Frank, qualified mortgages (“QMs”) must have certain product-feature prerequisites and affordability underwriting requirements.  Generally, to meet the QM test, the lender must calculate the  monthly payments based on the highest payment that will apply in the first five years and the consumer must have a total debt-to-income ratio that is less than or equal to 43%.  The QM rule provides a safe harbor for lenders that make loans that satisfy the definition of a QM and are not higher priced.  With respect to higher-priced mortgage loans, there is a rebuttable presumption of compliance available to the lender with respect to compliance with the ATR rule.

With respect to final regulations that affect insured depository institutions such as the Bank, the Bureau also issued a final rule related to international remittances, which covers entities that provide at least 100 remittance transfers per calendar year.  As such, the Bank became subject to the rule.  The Bank has implemented a compliance solution.

Our most recent CRA rating was “Satisfactory.”  A less than “Satisfactory” CRA rating could have a negative effect on the OCC’s review of certain banking applications.

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

Legislative and regulatory initiatives taken to date may not achieve their intended objective; Capital ratios.

Legislative and regulatory initiatives taken to date by Congress and the federal banking regulators to address financial regulatory reform may not achieve their intended objectives, thereby requiring additional legislation or regulation of the financial services industry.

Under the Basel III Capital Rule, minimum requirements have increased for both the quantity and quality of capital held by banking organizations.  The Basel III Capital Rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5% and a Common Equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rule also imposes a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and includes a minimum leverage ratio of 4% for all banking organizations.  The rule also emphasizes Common Equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments.  The total capital ratio remains at 8% and the general PCA framework remains but incorporates these increased minimum requirements.  The Basel III phase-in period for smaller, less complex banking organizations like the Company and the Bank began in January 2015.  The phase-in will gradually increase capital requirements for the Company and the Bank, making compliance and future growth more difficult to achieve. Should the Company or the Bank not meet the requirements of the Basel III Capital Rules, the Company and the Bank would be subject to adverse regulatory action by our regulators, which action could result in material adverse consequences for us, the Bank, and our shareholders.

We have a concentration of our assets in mortgage-backed securities and municipal securities.

As of September 30, 2015, approximately 25.4% of the Bank’s assets were invested in mortgage‑backed securities, compared to 35.4% at September 30, 2014.  The Company’s mortgage-backed and related securities portfolio consists primarily of securities issued by U.S. Government instrumentalities, including those of Fannie Mae and Freddie Mac which are in conservatorship.  The Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these U.S. Government instrumentalities.  Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Privately issued mortgage pass‑through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions adjusted as appropriate to update the Company’s mortgage-backed securities accounting and asset/liability reports.  Nonetheless, while mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to some credit risk, and to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, as well as other risks, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

As of September 30, 2015, approximately 35.1% of the Bank’s assets were invested in municipal securities, compared to approximately 28.3% at September 30, 2014.  As of September 30, 2015, over 34% of the 35.1% of the Bank’s assets invested in municipal securities were non-bank qualified obligations.  These bonds are issued in larger denominations than bank qualified obligations, which allows for the purchase of larger blocks.  These larger blocks of municipal bonds are typically issued in larger denominations by well-known issuers with reputable reporting and in turn, tend to be more liquid, which helps reduce price risk.  Furthermore, approximately 2% of these municipal securities are backed by and convertible into Ginnie Mae mortgage backed security pools upon the Company’s request.  Lastly, the largest exposure to any one direct municipality, when excluding municipal bonds convertible to Ginnie Mae mortgage backed securities, represented approximately 0.3% of the Bank’s assets as of September 30, 2015.

The Company believes these municipal securities generally increase the quality of the Bank’s assets by virtue of the high credit quality of the Bank’s municipal holdings and the low historical loss rates and elevated recovery rates associated with these types of securities with corresponding credit quality.  Nonetheless, while these municipal securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment may alter the value of the securities.

We recorded other-than-temporary impairment (“OTTI”) charges in our trust preferred securities (“TRUPS”) portfolio in the past, and we could record additional losses in the future.

We determine the fair value of our investment securities based on GAAP and three levels of informational inputs that may be used to measure fair value.  The price at which a security may be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on infrequent trading history, the market for the security is illiquid or a significant amount of securities are being sold.  In fiscal 2015, 2014 and 2013, there were no other‑than-temporary impairments recorded.

The valuation of our TRUPS, the total of which was $12.7 million at September 30, 2015, will continue to be influenced by external market and other factors, including implementation of SEC and Financial Accounting Standards Board guidance on fair value accounting, the financial condition of specific issuers’ deferral and default rates of specific issuer financial institutions, rating agency actions and the prices at which observable market transactions occur.  If we are required to record additional OTTI charges on our TRUPS portfolio, we could experience potentially significant earnings losses as well as a material adverse impact on our capital position.

Risks Related to the Banking Industry

Our reputation and business could be damaged by negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and, particularly with respect to our MPS division, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Such damage could also adversely affect our ability to raise additional capital.  If any of these measures should be imposed in the future, they could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, data processing system failures, errors, breaches and customer or employee fraud.

There have been a number of publicized cases involving errors, fraud or other misconduct by employees of financial services firms in recent years.  Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information.  Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation.  It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.  Employee errors could also subject us to civil claims for negligence.

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

In addition, there have also been a number of cases where financial institutions have been the victim of fraud related to unauthorized wire and automated clearinghouse transactions.  The facts and circumstances of each case vary but generally involve criminals posing as customers (i.e., stealing bank customers’ identities) to transfer funds out of the institution quickly in an effort to place the funds beyond recovery prior to detection.  Although we have policies and procedures in place to verify the authenticity of our customers and prevent identity theft, we can provide no assurances that these policies and procedures will prevent all fraudulent transfers.  In addition, although we have safeguards in place, it is possible that our computer systems could be infiltrated by hackers or other intruders.  We can provide no assurances that these safeguards will prevent all unauthorized infiltrations or breaches.  Identity theft, successful unauthorized intrusions and similar unauthorized conduct could result in reputational damage and financial losses to the Company.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Changes in economic and political conditions could adversely affect the Company’s earnings, as the Company’s borrowers’ ability to repay loans and the value of the collateral securing the Company’s loans decline.

The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels, products and loan demand and, therefore, the Company’s earnings.  Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral.  Among other things, adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.  In addition, the vast majority of the Company’s loans are to individuals and businesses in the Company’s market area.  Consequently, any economic decline in the Company’s market area could have an adverse impact on the Company’s earnings.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings.  These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, especially at our Retail Bank, which may result in a decrease of the Company’s net interest income.  Conversely, if interest rates fall, yields on loans and investments may fall.  Although the Bank continues to monitor its interest rate risk exposure and has undertaken additional analyses and implemented additional controls to improve its core earnings from interest income, the Bank can provide no assurance that its efforts will appropriately protect the Bank in the future from interest rate risk exposure.  For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The Company operates in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect the Company’s results of operations.

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve.  In addition, the Bank is subject to regulation by the FDIC and the Bureau.  See Item 1 “Business – Regulation” herein.  Applicable laws and regulations may change and the enforcement of existing laws and regulations may vary when actions are evaluated by these regulators, and there is no assurance that such changes will not adversely affect the Company’s business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations or legislation, could have a material impact on the Company’s operations.  It is unknown at this time to what extent new legislation will be passed into law or pending or new regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.

Changes in technology could be costly.

The banking industry is undergoing technological innovation at a fast pace.  To keep up with its competition, the Company needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis.  This is especially true with respect to MPS.  The cost of such technology, including personnel, has been high in both absolute and relative terms and additional funds continue to be used to enhance existing management information systems.  There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet the needs of the Company.

Risks Related to the Company’s Business

The OCC and Federal Reserve are our primary banking regulators and we may not be able to comply with applicable banking regulations to their satisfaction.

Our primary regulators have broad discretionary powers to enforce banking laws and regulations and may seek to take informal or formal supervisory action if they deem such actions are necessary or required.  If imposed in the future, corrective steps could result in additional regulatory requirements, operational restrictions, a consent order, enhanced supervision and/or civil money penalties.  If imposed, additional resources, both economic and in terms of personnel, would be expended by the Company and the Bank and such regulatory actions could have a material adverse effect on the Company.

The Bank has been named as a defendant in several class action lawsuits, the adverse resolution of which could have a material adverse effect on our financial condition and results of operations.

The Bank has been named as a defendant, along with other defendants, in several class action lawsuits filed in several federal district courts in October and November 2015.   See Part I, Item 3, “Legal Proceedings.” An adverse resolution of these matters, or other litigation could result in substantial damages, which could materially adversely affect our financial condition and results of operations.

Contracts with third parties, some of which are material to the Company, may not be renewed, may be renegotiated on terms that are not as favorable, may not be fulfilled or could be subject to modification or cancellation by regulatory authorities.

The Bank has entered into numerous contracts with third parties with respect to the operations of its business.  In some instances, the third parties provide services to the Bank and MPS; in other instances, the Bank and MPS provide products and services to such third parties.  Were such agreements not to be renewed by the third party or were such agreements to be renewed on terms less favorable, such actions could have an adverse material impact on the Bank, its MPS division and, ultimately, the Company.  Similarly, were one of these parties unable to meet their obligations to us for any reason (including but not limited to bankruptcy, computer or other technological interruptions or failures, personnel loss or acts of God), we may need to seek alternative service providers.

We may not be able to secure alternate service providers, and, even if we do, the terms with such alternate providers may not be as favorable as those currently in place.  In addition, were we to lose any of our important third-service providers, it could cause a material disruption in our own ability to service our customers, which also could have an adverse material impact on the Bank, its MPS division and, ultimately, the Company.  Moreover, were the disruptions in our ability to provide services significant, this could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.

Additionally, our agreements with third-party vendors could come under scrutiny by our regulators.  If a regulator should raise an issue with, or object to, any term or provision in such agreement or any action taken by such third party vis-à-vis the Bank’s operations or customers, this could result in a material adverse effect to the Company including, but not limited to, the imposition of fines and/or penalties and the termination of such agreement.

The Company operates in an extremely competitive market, and the Company’s business will suffer if it is unable to compete effectively.

The Company encounters significant competition in the Company’s market area from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries.  Many of the Company’s competitors have substantially greater resources and lending limits and may offer services that the Company does not or cannot provide.  The Company’s profitability depends upon the Company’s continued ability to compete successfully in the Company’s market area.  MPS operates on a national scale against competitors with substantially greater resources.  The success of MPS depends upon the Company’s, the Bank’s and the MPS division’s ability to compete in such an environment.

In 2015, the FDIC twice- issued guidance in the form of Frequently Asked Questions with respect to brokered deposits, and in response thereto, the Bank classified a substantial portion of its deposit liabilities as brokered deposits, effective for the quarter ended December 31, 2014.  While the Bank is “well-capitalized” under existing bank regulations, failure to maintain this designation could have a serious material adverse impact on our liquidity, financial condition and results of operations.  Further, depending on our financial condition in the future, the FDIC could impose a surcharge between zero and ten basis points on our brokered deposits. Additionally, if we are required to amend previous call reports with respect to our level of brokered deposits, or are further required to pay higher assessments with respect to these deposits, such payments could be significant and therefore could have a material adverse effect on our financial condition and results of operations.

On January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  This guidance was later supplemented on November 13, 2015, and is now described as proposed guidance with a solicitation for industry comment.  Following the Company’s initial review of the initial FAQs, the Bank classified $1.3 billion, or 72%, of its deposit liabilities as brokered deposits effective for the quarter ended December 31, 2014. As of September 30, 2015, the Bank classified $1.1 billion, or 65.1%, of its deposit liabilities as brokered deposits. Due to the Bank’s status as a “well-capitalized” institution under the FDIC’s prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that the guidance will have a material adverse impact on its business operations or its ability to further grow deposits if adopted in its proposed form. However, should the Bank ever fail to be well-capitalized in the future as a result of not meeting the well-capitalized requirements or the imposition of an individual minimum capital requirement or similar formal requirement, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., no insured depository institution that is deemed to be less than “well-capitalized” may accept, renew or rollover brokered deposits absent a waiver from the FDIC).  In such event, unless the Bank were to receive a suitable waiver from the FDIC, such a result could produce serious material adverse consequences for the Bank with respect to liquidity and could also have serious material adverse effects on the Company’s financial condition and results of operations.  Further, and in general, depending on the Bank’s condition in the future, the FDIC could increase the surcharge on our brokered deposits up to ten basis points. For the year ended September 30, 2015, the Company estimates that the additional surcharge attributable to the Bank’s brokered deposits was approximately $0.5 million, after tax.  Under the recently proposed additional guidance issued on November 13, 2015, the Company does not plan to amend call reports filed prior to December 31, 2014.  The Company will monitor any future clarifications, rulings and interpretations, including whether institutions would be expected by the FDIC to amend prior call reports.  If we are required to amend previous call reports with respect to our level of brokered deposits, which the Company does not expect, or we are ever required to pay higher surcharge assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through MPS’ customer relationships, of which four are significant to our operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through program manager relationships between third parties and MPS.  Deposits related to our top four program managers (each, a significant program manager) totaled $723.0 million at September 30, 2015.  We provide oversight and auditing of such third-party relationships and all such relationships must meet all internal and regulatory requirements.  We may exit these relationships if such requirements are not met or if required to do so by our regulators.  We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity, such as National CDs, Fed Fund Lines or Public Fund CDs.  If one of these significant program managers were to be terminated, it could materially reduce our deposits, assets and income.  Similarly, if a significant program manager was not replaced, we may be required to seek higher-rate funding sources as compared to the existing program manager, and interest expense might increase.  We may also be required to sell securities or other assets which would reduce revenues and potentially generate losses.

Our business strategy is utilized by other institutions with which we compete.

Several banking institutions have adopted business strategies that are similar to ours, particularly with respect to the MPS division.  As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future.  This competition may increase our costs, reduce our revenues or revenue growth, or make it difficult for us to compete effectively in obtaining additional customer relationships.

Acquisitions could disrupt our business and harm our financial condition.

As part of our general growth strategy, we have expanded our business in part through acquisitions.  Since December 2014, we have completed the acquisition of substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services, Inc., and the more recently completed acquisition of the assets of Fort Knox Financial Services Corporation and its subsidiary, Tax Products Services LLC, in September 2015.

We may engage in additional acquisitions that we believe provide a strategic or geographic fit with our business. We cannot predict the number, size or timing of acquisitions. To the extent that we grow through acquisitions, we cannot assure that we will be able to adequately and profitably manage this growth. Acquiring other businesses will involve risks commonly associated with acquisitions, including:

•	increased and new regulatory and compliance requirements;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition-integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integration of employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations with ours;

•	potential liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities; and

•	potential increased litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.

If we are unable to successfully integrate an acquired business or technology, or otherwise address these difficulties and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Unanticipated costs, delays, regulatory review and examination, or other operational or financial problems related to integrating the acquired company and business with our company, may result in the diversion of our management's attention from other business issues and opportunities. To integrate acquired businesses, we must implement our technology and compliance systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Failures or difficulties in integrating the operations of the businesses that we acquire, including their personnel, technology, compliance programs, financial systems, distribution and general business operations and procedures, marketing, promotion and other relationships, may affect our ability to grow and may result in us incurring asset impairment or restructuring charges. Furthermore, acquisitions and investments are often speculative in nature and the actual benefits we derive from them could be lower or take longer to materialize than we expect.

To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill on our balance sheet, any of which could harm our financial condition and negatively impact our stockholders.

An impairment charge of goodwill or other intangibles could have a material adverse impact on our financial condition and results of operations.

Because we have recently grown in part through acquisitions, goodwill and intangible assets are now a portion of our consolidated assets. Our net goodwill and intangible assets were $70.5 million as of September 30, 2015.  Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. U.S. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business.  Substantial risks and uncertainties are associated with developing and marketing new lines of business or new products or services, particularly in instances where the markets are not fully developed, and we may be required to invest significant time and resources.  Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as regulatory reception, compliance with regulations and guidance (such as the OCC’s guidance released in August 2015 related to the offering of tax refund-related products), competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our revenues and potentially generate losses.

Existing insurance policies may not adequately protect the Company and its subsidiaries.

Fidelity, business interruption, cybersecurity and property insurance policies are in place with respect to the operations of the Company.  Should any event triggering such policies occur, however, it is possible that our policies would not fully reimburse us for the losses we could sustain due to deductible limits, policy limits, coverage limits or other factors.

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

The Company originates commercial mortgage loans, commercial loans, consumer loans, agricultural real estate loans, agricultural loans and residential mortgage loans.  Commercial mortgage, commercial, consumer, agricultural real estate and agricultural loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.

•	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

•	Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either the Bank or the borrowers. These factors include weather, commodity prices and interest rates, among others.

Commercial premium financing activity may result in increased exposure to credit risk and fraud.

The Company acquired the commercial loan portfolio and related assets of AFS/IBEX Financial Services, Inc., and continues, through that platform, to serve businesses and insurance agencies nationwide with commercial insurance premium financing. The Company is reliant on insurance agents and brokers to produce these commercial loans, which are made to borrowers who borrow funds to pay premiums on property and casualty insurance policies. Typically the financing arrangement with the borrower provides for periodic payments to the lender to secure the insurance policy with an insurer, and that the lender is entitled to any unearned premium due from the insurer in the event of policy cancellation with any excess returned to the insured/borrower after the loan has been paid off. The financing arrangement typically includes a limited power of attorney to permit the lender to cancel the insurance policy in the event of default.  Typically, premium finance loans are designed to amortize faster than the unearned premium that has been paid, either as a down payment, or periodically is earned, so that the value of the unearned premium exceeds the outstanding financed amount, providing collateral to the lender.  If the borrower fails to pay on the premium finance loan, then the financed insurance policy must be cancelled to avoid losses with respect to unearned premiums. The Company must consider both the creditworthiness of the borrower, and the creditworthiness of the insurer (for the ability to return the unearned premium).  There is also an operational risk of assuring that the insurance policy is cancelled on a timely basis to prevent unearned premium from dissipating once the policy can be cancelled.  Further, the Company is not involved in the production of the loans, and is therefore exposed to the risk of fraud by producers.

If the Company’s actual loan losses exceed the Company’s allowance for loan losses, the Company’s net income will decrease.

The Company makes various assumptions and judgments about the collectability of the Company’s loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company’s loans.  Despite the Company’s underwriting and monitoring practices, the Company’s loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  The Company may experience significant loan losses, which could have a material adverse effect on its operating results.  Because the Company must use assumptions regarding individual loans and the economy, the current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary.  The Company may need to significantly increase the Company’s provision for losses on loans if one or more of the Company’s larger loans or credit relationships becomes impaired or if we continue to expand the Company’s commercial real estate and commercial lending.  In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require the Company to increase the Company’s provision for loan losses or recognize loan charge-offs.  Material additions to the Company’s allowance would materially decrease the Company’s net income.  The Company cannot assure you that its monitoring procedures and policies will reduce certain lending risks or that the Company’s allowance for loan losses will be adequate to cover actual losses.

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

The agricultural community is subject to commodity price fluctuations.  Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area.

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

New products and services are expensive to implement and are closely scrutinized by the OCC.

MPS operates in an environment that is reliant upon innovative products and services that complement and enhance existing product and service offerings.  The investments we make in these new products and services are often expensive and we can never be certain that products or services will be acceptable to our regulators or will realize commercial success.  In addition, the OCC has stated as recently as December 2014, that new products and services must be undertaken only after the appropriate controls are in place (which can often be time-consuming and expensive to implement).

Our framework for managing risks may not be effective in mitigating risk and loss to us.

We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others.  However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified.  For example, the 2008 financial and credit crisis and resulting regulatory reform highlighted both the importance and certain limitations of managing unanticipated risks.  If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.

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

Other “high profile” data breaches in 2015 have raised interest in new legislation at both the federal and state level.  To the extent additional requirements are imposed on the Bank as a result of such legislation, these costs could have an adverse impact on the Bank.

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

Our network of tax preparation partners is extensive but it may be difficult to manage and retain such marketing partners because of competitive market forces.

As of the date of this filing, the Bank has a network of over 10,000 active electronic return originators (“EROs”) that utilize its services.  Although each ERO undergoes an analysis of its operations prior to marketing the Bank’s products, it is possible that certain EROs will facilitate or engage in tax-related malfeasance that cannot be determined or predicted.  In addition, it is possible that the EROs may choose to offer the tax-related products of other companies who provide products and services similar to the Bank’s for pricing or other competitive reasons.  The effect of either of these events, were they to be realized in the future, could potentially result in material adverse consequences to the Company.

Risks Related to the Company’s Stock

The price of the Company’s common stock may be volatile, which may result in losses for investors.

The market price for shares of the Company’s common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:

•	announcements of developments related to the Company’s business;

•	the initiation, pendency or outcome of litigation, regulatory reviews, inquiries and investigations, and any related adverse publicity;

•	fluctuations in the Company’s results of operations;

•	sales of substantial amounts of the Company’s securities into the marketplace;

•	general conditions in the Company’s banking niche or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	lack of an active trading market for the common stock;

•	changes in analysts’ recommendations or projections; and

•	the Company’s announcement of new acquisitions or other projects.

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

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock.  As of September 30, 2015, the Company was authorized to issue up to 10,000,000 shares of common stock, of which 8,163,022 shares were outstanding, and 20,250 shares were held as treasury stock.  The Company was also authorized to issue up to 3,000,000 shares of preferred stock, none of which is outstanding or reserved for issuance.  Future sales or additional issuances of stock may affect the market price for shares of the Company’s common stock.

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

The Company pays a quarterly dividend to stockholders.  The payment of dividends is subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, regulatory review and other factors considered relevant by the Company’s Board of Directors.

ATM fraud is becoming both more sophisticated and more prevalent.

Although the Bank has not been the subject of any widespread or concerted ATM attack, ATM fraud has shown a marked increase and threats to the network of entities that comprise ATM networks continue.  As of the time of the printing of this report, it is estimated that losses from ATM skimming alone approach $1 billion globally.  Although most ATM fraud continues to involve skimming (whereby a skimmer reads a debit card's encoded mag stripe and a camera records the PIN that is entered by a customer), new frauds including those perpetrated by Wi-Fi scanners and the cracking of encryption software are being perpetrated against global banks and their customers.  The Bank continues to monitor these developments and has a robust program in place to monitor for debit and credit card fraud.  Even with such policies and procedures in place, however, there can be no assurance that the Bank, its customers or the ATM networks in which it participates will not be the victims of an ATM-based crime.

Risks Related to Meta Payment Systems®, a division of the Bank

MPS’ products and services are highly regulated financial products subject to extensive supervision and regulation and are costly to maintain.

The products and services offered by MPS are highly regulated by federal banking agencies, the Bureau and some state regulators.  Some of the laws and related regulations affecting its operations include consumer protection laws, escheat laws, privacy laws, anti-money laundering laws and data protection laws.  Compliance with the relevant legal paradigm in which the division operates is costly and requires significant personnel resources, as well as extensive contacts with outside lawyers and consultants hired by MPS to stay abreast of the applicable regulatory schemes.  We have an understanding with the OCC, our primary regulator, that requires us to obtain approval for material credit or credit‑related tax products.

The CFPB’s proposed rule related to prepaid accounts will affect the Bank’s offering of prepaid cards.

As described above, the CFPB issued a proposed rule on November 14, 2014, that, when made final, will likely expand regulatory requirements applicable to prepaid products (card-based, as well as prepaid products that are offered in other technological forms) marketed to and used by consumers.  The Bank believes that a number of the practices to be required if the proposal as written is substantially adopted in final form will cause changes to the overdraft feature of a prepaid product offered by one of its business partners, and likely will add to the Bank’s cost of offering prepaid products in general.  Although the Final Rule may be issued in early 2016 and implementation will occur sometime thereafter, perhaps in 2017, the Bank intends to undertake a gap analysis to assist it in determining those aspects of its prepaid program that may need to be adjusted to achieve compliance.  No assurance can be given that the final rule, if passed, will not contain stricter provisions than the proposal, or that the Bank’s profitability with respect to prepaid offerings will not be adversely affected.

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

The PCI DSS is a multifaceted standard that includes data security management, policies and procedures as well as other protective measures, that was created by the largest credit card associations in the world in an effort to protect the nonpublic personal information of all types of cardholders, including prepaid cardholders and holders of network branded credit cards (such as Discover, MasterCard and Visa).  The PCI DSS mandates a prescribed technical foundation for the collection, storage and transmission of cardholder data and also contains significant provisions regarding the testing of security protections by various entities in the payment card industry, including MPS.  Compliance with the PCI DSS is costly and changes to the standards could have an equal, or greater, effect on profitability of the relevant business division.

The potential for fraud in the card payment industry is significant.

Issuers of prepaid and credit cards have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain.  The theft of such information is regularly reported and affects not only individuals but businesses as well.  Many types of credit card fraud exist, including the counterfeiting of cards and “skimming.”

Losses from fraud have been substantial for certain card industry participants.  Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could adversely impact in the future, notwithstanding, our recent introduction of EMV (i.e., chip-enabled) cards.

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

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than other financial services.  Consumers might not use prepaid financial services for any number of reasons.  For example, negative publicity surrounding the Company or other prepaid financial service providers could impact MPS’ business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services.  If consumers do not continue or increase their usage of prepaid cards, MPS’ operating revenues may remain at current levels or decline.  Growth of prepaid financial services as an electronic payment mechanism may not occur or may occur more slowly than estimated.  If there is a shift in the mix of payment forms used by consumers (i.e., cash, credit cards, traditional debit cards and prepaid cards) away from products and services offered by MPS, such a shift could have a material adverse effect on our financial condition and results of operations.

Discover, MasterCard and Visa, as well as other electronic funds networks in which MPS operates, could change their rules.

Pursuant to the agreements between MPS and Discover, MasterCard, Visa and other card networks, these third parties typically have retained the right to prescribe certain business practices and procedures with respect to parties such as MPS.  Such prescribed terms include, but are not limited to, a contracting party’s level of capital as well as other business requirements.

Discover, MasterCard and Visa also retain the right in their agreements with industry participants such as MPS to unilaterally change the rules under which such transactions are processed with little or no advance warning.  This power includes the power to prevent MPS from accessing their networks in order to process transactions.  Should any third party choose to invoke this right unilaterally, such changes could materially impact the operations of MPS.

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

The Bank is a federally chartered savings bank which operates 10 full-service branch banking offices in four market areas in Iowa and South Dakota:  Northwest Iowa, Brookings, Central Iowa and Sioux Empire, one non-retail service branch in Memphis, Tennessee, and three non-branch offices located in Texas, California and Kentucky related to the Bank's AFS/IBEX and Refund Advantage operations. The Bank’s home office, with Federal approval in 2015, has been moved from 121 East Fifth Street in Storm Lake, Iowa to 5501 South Broadband Lane in Sioux Falls, South Dakota.  Our Meta Payment Systems division offers prepaid cards and other payment industry products and services nationwide. Our AFS/IBEX division provides nationwide commercial insurance premium financing for business and insurance agencies and has two agency offices, one in Dallas, Texas, and one in Southern California.

Of the 17 properties, the Company leases 11 of them, all on market terms. See Note 6 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Though the Company has experienced rapid growth, particularly as a result of growth of MPS, management believes current facilities are adequate to meet its present needs.

The Bank maintains an online database with a service bureau, whose primary business is providing such services to financial institutions.

Item 3.	Legal Proceedings

The Bank has been named as a defendant, along with other defendants, in four class action litigations commenced in three different federal district courts between October 23, 2015 and November 5, 2015: (1) Fuentes, et al. v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08372); (2) Huff et al. v. UniRush, LLC et al. (E.D. Cal. Case No. 2:15-cv-02253-KJM-CMK); (3) Peterkin v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08573); and (4) Jones v. UniRush, LLC et al. (E.D. Pa. Case No. 5:15-cv-05996-JLS). The complaints in each of these actions seek monetary damages for the alleged inability of customers of the prepaid card product RushCard to access the product for up to two weeks starting on or about October 12, 2015. The plaintiffs allege claims for breach of contract, fraud, misrepresentation, negligence, unjust enrichment, conversion, and breach of fiduciary duty and violations of various state consumer protection statutes prohibiting unfair or deceptive acts or trade/business practices. Due to the recent filing of the complaints, the Company is evaluating the cases and has not yet filed an answer. In addition, the OCC and the CFPB are examining the events surrounding the allegations with respect to the Company and the other defendants, respectively. The OCC has broad supervisory powers with respect to the Bank and could seek to initiate supervisory action if it believes such action is warranted. Because these cases were recently filed and are in their early stages and because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, as well as on an assessment of the appropriate measure of damages if we were to be found liable. Accordingly, we have not recognized any liability associated with these actions.

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

Certain corporate clients of an unrelated company named Springbok Services, Inc. (“Springbok”) requested through counsel a mediation as a means of reaching a settlement in lieu of commencing litigation against MetaBank. The results of that mediation have not led to a settlement. These claimants purchased MetaBank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy. As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards that had been purchased were never activated or funded. Counsel for these companies have indicated that they are prepared to assert claims totaling approximately $1.5 million against MetaBank based on principal/agency or failure to supervise theories. The Company denies liability with respect to these claims. The Company’s estimate of a range of reasonably possible loss is approximately $0 to $0.3 million.

The Bank commenced action against C&B Farms, LLC, Dakota River Farms, LLC, Dakota Grain Farms, LLC, Heather Swenson and Tracy Clement in early July, 2015, in the Third Judicial Circuit Court of the State of South Dakota, seeking to collect upon certain delinquent loans made in connection with the 2014 farming operations of the three identified limited liability companies and the personal guaranties of Swenson and Clement. The three companies and Clement have answered the Complaint and asserted a counterclaim against the Bank and a third-party claim against the Bank’s loan officer. The counterclaim and third-party claim allege that the Bank and its loan officer made certain statements to Clement in early 2015 indicating that the Bank would renew the operating lines and provide financing to the entities for the 2015 growing season. The claimants assert that the Bank abruptly changed course in March, 2015, and ultimately declined to extend new operating lines to the defendants for the 2015 season. The claimants assert that the Bank’s conduct amounted to a fraud and misrepresentation. Additionally, they assert promissory estoppel based on their reliance upon the Bank’s earlier assurances of additional credit from the Bank to their detriment. They assert unspecified damages based on the Bank’s alleged actions, including higher costs of financing from a new lender and, additionally, that they were unable to take advantage of other discount and sale opportunities to their detriment. The Bank intends to vigorously defend the claims.  An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

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

The Company’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.”  Quarterly dividends for 2015 and 2014 were $0.13.  The high and low sales price of the common stock, as reported on the NASDAQ Global Market, was as follows:

	Fiscal Year 2015		Fiscal Year 2014
	Low	High	Low	High

First Quarter	$33.76	$38.47	$36.54	$40.88
Second Quarter	32.02	40.49	38.07	45.99
Third Quarter	38.41	43.81	35.04	45.34
Fourth Quarter	41.43	53.51	34.85	40.06

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of December 9, 2015, the Company had 8,220,075 shares of common stock outstanding, which were held by approximately 185 stockholders of record, and 189,088 shares subject to outstanding options.  The stockholders of record number does not reflect approximately 1,800 persons or entities that hold their stock in nominee or “street” name.

The transfer agent for the Company’s common stock is Computershare, 211 Quality Circle, Suite 210, College Station, TX 77845.

There were no purchases by the Company during the fiscal year ended September 30, 2015, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data

SEPTEMBER 30,	2015	2014	2013	2012	2011

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

Total assets	$2,529,705	$2,054,031	$1,691,989	$1,648,898	$1,275,481
Loans receivable, net	706,255	493,007	380,428	326,981	314,410
Securities available for sale	1,256,087	1,140,216	881,193	1,116,692	619,248
Securities held to maturity	345,744	282,933	288,026	-	-
Goodwill and intangible assets	70,505	2,588	2,339	2,035	1,315
Deposits	1,657,534	1,366,541	1,315,283	1,379,794	1,141,620
Total borrowings	561,317	497,721	216,456	47,710	29,365
Stockholders' equity	271,335	174,802	142,984	145,859	80,577

YEAR ENDED SEPTEMBER 30,	2015	2014	2013	2012	2011

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$61,607	$48,660	$38,976	$37,297	$39,059
Total interest expense	2,387	2,398	2,954	3,563	4,747
Net interest income	59,220	46,262	36,022	33,734	34,312
Provision for loan losses	1,465	1,150	-	1,049	278
Net interest income after provision for loan losses	57,755	45,112	36,022	32,685	34,034
Total non-interest income	58,174	51,738	55,503	69,574	57,491
Total non-interest expense	96,506	78,231	74,403	75,463	83,262
Income (loss) before income tax expense (benefit)	19,423	18,619	17,122	26,796	8,263
Income tax expense (benefit)	1,368	2,906	3,704	9,682	3,623
Net income (loss)	18,055	15,713	13,418	17,114	4,640

Earnings per common share:
Basic	$2.68	$2.57	$2.40	$4.94	$1.49
Diluted	$2.66	$2.53	$2.38	$4.92	$1.49

YEAR ENDED SEPTEMBER 30,	2015	2014	2013	2012	2011

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	0.78%	0.81%	0.78%	1.22%	0.41%
Return on average equity	8.83%	10.01%	9.36%	18.47%	5.71%
Net interest margin	3.03%	2.80%	2.48%	2.56%	3.21%

QUALITY RATIOS
Non-performing assets to total assets	0.31%	0.05%	0.05%	0.16%	1.24%
Allowance for loan losses to non-performing loans	80%	547%	568%	219%	53%

CAPITAL RATIOS
Stockholders' equity to total assets	10.73%	8.51%	8.45%	8.85%	6.32%
Average stockholders' equity to average assets	8.81%	8.14%	8.37%	6.62%	7.16%

OTHER DATA
Book value per common share outstanding at end of year	$33.24	$28.33	$23.55	$26.79	$25.61
Tangible book value per common share outstanding at end of year	$24.60	$27.91	$23.17	$26.42	$25.19
Dividends declared per share at end of year	0.52	0.52	0.52	0.52	0.52
Number of full-service offices at end of year	10	11	11	12	12

Common Shares Outstanding	8,163,022	6,169,604	6,070,654	5,443,881	3,146,867

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Corporate Developments

On December 2, 2014, the Company, through its bank subsidiary, MetaBank, completed an acquisition of substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services, Inc.  The acquisition included the AFS/IBEX operating platform, other related assets and approximately $74.1 million of outstanding insurance premium finance loan receivables. The purchase price for the acquisition included the payment of $99.3 million in cash.  The AFS/IBEX business, now an operating division of the Bank, continues to serve businesses and insurance agencies nationwide with commercial insurance premium financing. The AFS/IBEX division is located in Dallas, Texas, with a full-service office in Southern California.  The Company reviewed its securities portfolio in connection with the AFS/IBEX acquisition and sold approximately $80 million of investment securities to fund the loan portfolio acquisition. Securities were selected and sold during November and December 2014 on an opportunistic basis at a net loss of approximately $1.4 million with the intent to minimize the recoupment period.  See Note 2 to the “Notes to Consolidated Financial Statements.”

In March 2015, Meta announced the sale of 740,654 common shares under its “at-the-market” equity offering announced on December 17, 2014.  The common shares sold at an average price of $35.03 per share.  Proceeds to the Company, net of direct selling costs, were $25.4 million.

On September 8, 2015, the Company completed the acquisition of substantially all of the assets and liabilities of Fort Knox Financial Services Corporation and its subsidiary, Tax Product Services LLC (together “Refund Advantage”).  The Company will continue to provide its Refund Advantage professional tax refund‑transfer software services used by independent Electronic Refund Originators and their customers.  The purchase price for the acquisition included the payment of $26 million in cash as well as the issuance of 581,260 shares of the Company’s common stock to the shareholders of Fort Knox.  The cash portion of the purchase price was funded from the proceeds of a private placement of 535,000 shares of the Company’s common stock to certain institutional investors.  See Note 2 to the “Notes to Consolidated Financial Statements.”

The Company recorded net income of $18.1 million in fiscal 2015 compared to $15.7 million in fiscal 2014.  The primary reasons for the increase in net income were increases in both investment securities portfolio interest income and loan portfolio interest income, bolstered by a significant increase in non-interest income from $51.7 million in fiscal 2014 to $58.2 million in fiscal 2015.  In fiscal 2015, the Company’s net interest income was $59.2 million, compared to $46.3 million in fiscal 2014 and $36.0 million in fiscal 2013.  The increase was primarily driven by growth in loan volumes and rates achieved on loans receivable, particularly aided by the loans produced at the Company’s AFS/IBEX division.  Additionally, the overall increase was driven by higher volume and yields attained from investments.  Offsetting higher net interest income and non-interest income in part was non-interest expense, which rose $18.3 million, from $78.2 million in fiscal 2014, to $96.5 million in fiscal 2015.

Retail Bank segment 2015 fiscal year net income was $9.1 million compared to $8.7 million in fiscal 2014.  Retail Bank checking balances continued to grow from $80.8 million at September 30, 2014, to $88.7 million, or 9.8%, at September 30, 2015.  Retail Bank total loans increased $106.1 million during the fiscal year, or 21.8%, to $593.3 million, from strong growth in the residential real estate, commercial and multi-family real estate, and agricultural lending segments.

MPS segment 2015 fiscal year net income was $8.8 million compared to $7.7 million in fiscal 2014.  This increase was primarily the result of an increase in tax-related prepaid card volume and the addition of new partners throughout the year.  The average internal net interest yield MPS received for its deposits was 1.45% for the 2015 fiscal year and 1.48% in the comparable 2014 period.

Overall cost of funds at MetaBank averaged 0.11% during fiscal 2015, compared to 0.14% for 2014.

Tangible book value per common share decreased by $3.31, or 12%, to $24.60 per share at September 30, 2015, from $27.91 per share at September 30, 2014.  This decrease is primarily attributable to increases in goodwill, intangible assets and shares issued in connection with the Refund Advantage asset purchase.  Partially offsetting this reduction was an increase in retained earnings.  The tangible book value per common share, excluding accumulated other comprehensive income (“AOCI”) was $24.30 as of September 30, 2015, compared to $28.47 as of September 30, 2014.  Book value per common share outstanding increased by $4.91, or 17%, to $33.24 per share at September 30, 2015, from $28.33 per share at September 30, 2014.

The Company’s non-performing assets (“NPAs”) were 0.31% of total assets at September 30, 2015, compared to 0.05% at September 30, 2014, and 0.33% at June 30, 2015.  The increase from September 2014 was mainly due to the previously reported downgrade of a large agriculture lending relationship.  Excluding the AFS/IBEX portfolio, NPAs were 0.24% of total assets at September 30, 2015.

On January 5, 2015, the FDIC published industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits; this guidance was supplemented with additional proposed guidance on November 13, 2015.  The Company had $1.1 billion, or 65.1% of its deposit liabilities, and 47.8% of its total liabilities, in brokered deposits, as of September 30, 2015.  See “Business – Regulation – FDIC Deposit Classification Guidance.”

Financial Condition

As of September 30, 2015, the Company’s assets grew by $475.7 million, or 23.2%, to $2.5 billion compared to $2.1 billion at September 30, 2014.  The increase in assets was reflected primarily in increases in the Company’s loan balances, investment securities portfolio, goodwill and intangibles associated with the Refund Advantage and AFS/IBEX asset purchases.

Total cash and cash equivalents and federal funds sold were $27.7 million at September 30, 2015, a decrease of $2.1 million from $29.8 million at September 30, 2014.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB of Minneapolis.  At September 30, 2015, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities increased $178.7 million, or 12.6%, to $1.6 billion at September 30, 2015, as investment purchases exceeded related maturities, sales and principal pay downs. The Company’s portfolio of securities consists primarily of MBS, which have relatively short expected lives and non-bank qualified obligations of states and political subdivisions (“NBQ”) which mature in approximately 15 years or less.  All MBS held by the Company are issued by a U.S. Government agency or instrumentality.  Of the total of $643.2 million of MBS, $576.6 million are classified as available for sale (“AFS”), and $66.6 million are classified as held to maturity (“HTM”).  Of the total of $958.7 million of investment securities, $679.5 million are classified as AFS and $279.2 million are classified as HTM.  During fiscal 2015, the Company purchased $543.8 million of MBS with an average life in total estimated at approximately five years or less or stated final maturities of approximately 30 years or less and sold MBS in the amount of $489.4 million.  In addition, the Company purchased $350.5 million of investment securities which are primarily comprised of tax exempt municipal bonds and Small Business Administration related securities.  See Note 6 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s portfolio of net loans receivable increased by $213.2 million, or 43.3%, to $706.3 million at September 30, 2015, from $493.0 million at September 30, 2014.  These increases from September 30, 2014 primarily relate to the AFS/IBEX premium finance loans of $106.5 million, and growth in commercial and multi-family real estate loans, one-to-four family real estate loans, and agricultural real estate loans of $85.9, $8.6 and $8.2 million, respectively.  Consumer loans and agricultural operating loans also increased with the commercial operating category representing the only decrease.  See Note 3 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system.  The FHLB requires a level of stock investment based on a pre-determined formula.  The Company’s investment in such stock increased $3.2 million, or 14.9%, to $24.4 million at September 30, 2015, from $21.2 million at September 30, 2014.  The increase directly correlates with the higher overnight federal funds purchased.

Intangible assets and goodwill increased significantly due to the asset purchases of AFS/IBEX and Refund Advantage. Intangible assets increased $31.0 million to $33.6 million. Goodwill increased $36.9 million from $0 at September 30, 2014.

Total deposits increased by $291.0 million, or 21.3%, to $1.7 billion at September 30, 2015, from $1.4 billion at September 30, 2014.  Deposits attributable to MPS were up $324.8 million, or 29.5%, at September 30, 2015, as compared to September 30, 2014.  The increase is due to the addition of several new partners during fiscal 2015, along with natural growth in existing programs.

The Company’s total borrowings increased $63.6 million, or 12.8%, from $497.7 million at September 30, 2014, to $561.3 million at September 30, 2015, primarily due to the increase in federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest-bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday and Tuesday, which are typically paid down throughout the week.  This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs.

See Notes 8, 9 and 10 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2015, the Company’s stockholders’ equity totaled $271.3 million, an increase of $96.5 million from $174.8 million at September 30, 2014.  Stockholders’ equity increased primarily as a result of issuances of common stock, an increase in retained earnings and unrealized income on investment securities due to market conditions.  At September 30, 2015, the Bank continued to meet regulatory requirements for classification as a well-capitalized institution.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

The Company’s results of operations are dependent on net interest income, provision for loan losses, non-interest income, non-interest expense, income tax expense and other comprehensive income or loss.  Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  Notwithstanding that a significant amount of the Company’s deposits, primarily those attributable to MPS, pay low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

The Company’s non-interest income is derived primarily from prepaid card, credit products, ATM fees attributable to MPS and fees charged on bank loans and transaction accounts.  Non-interest income is also derived from net gains on the sale of securities available for sale as well as the Company’s holdings of bank-owned life insurance.  This income is offset by expenses, such as compensation and occupancy expenses associated with additional personnel and office locations as well as card processing expenses attributable to MPS.  Non-interest expense is also impacted by acquisition-related expenses, occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Only the yield/rate have tax equivalent adjustments.  Non-Accruing loans have been included in the table as loans carrying a zero yield.

Year Ended September 30,	2015			2014			2013
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$617,866	$29,565	4.79%	$439,323	$19,674	4.48%	$340,702	$16,151	4.74%
Mortgage-backed securities	695,539	13,979	2.01%	694,510	15,343	2.21%	700,709	11,900	1.70%
Other investments and fed funds sold	905,384	18,063	2.89%	721,141	13,643	2.68%	598,003	10,925	2.61%
Total interest-earning assets	2,218,789	$61,607	3.14%	1,854,974	$48,660	2.93%	1,639,414	$38,976	2.66%
Non-interest-earning assets	103,138			73,878			72,600
Total assets	$2,321,927			$1,928,852			$1,712,014

Non-interest bearing deposits	$1,632,130	$-	0.00%	$1,319,447	$-	0.00%	$1,192,969	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	35,610	88	0.25%	33,353	96	0.29%	32,030	125	0.39%
Savings	34,129	40	0.12%	28,882	47	0.16%	27,907	39	0.14%
Money markets	39,401	61	0.15%	40,589	72	0.18%	40,694	100	0.25%
Time deposits	85,843	537	0.63%	110,992	750	0.68%	101,552	1,016	1.00%
FHLB advances	7,000	495	7.07%	7,000	495	7.07%	8,087	727	8.99%
Overnight fed funds purchased	234,025	691	0.30%	185,440	538	0.29%	129,016	423	0.33%
Other borrowings	21,193	475	2.24%	20,433	400	1.96%	20,839	524	2.51%
Total interest-bearing liabilities	457,201	2,387	0.52%	426,689	2,398	0.56%	360,125	2,954	0.82%
Total deposits and interest-bearing liabilities	2,089,331	$2,387	0.11%	1,746,136	$2,398	0.14%	1,553,094	$2,954	0.19%
Other non-interest bearing liabilities	28,009			25,748			15,605
Total liabilities	2,117,340			1,771,884			1,568,699
Stockholders' equity	204,587			156,968			143,315
Total liabilities and stockholders' equity	$2,321,927			$1,928,852			$1,712,014
Net interest income and net interest rate spread including non-interest bearing deposits		$59,220	3.03%		$46,262	2.79%		$36,022	2.47%

Net interest margin			3.03%			2.80%			2.48%

Rate / Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the change related to higher outstanding balances and the change due to the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

Rate / Volume

Year Ended September 30,	2015 vs. 2014			2014 vs. 2013

	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets
Loans Receivable	$8,452	$1,439	$9,891	$4,451	$(928)	$3,523
Mortgage-backed securities	23	(1,387)	(1,364)	(106)	3,549	3,443
Other investments	3,383	1,037	4,420	2,405	313	2,718
Total interest-earning assets	$11,858	$1,089	$12,947	$6,750	$2,934	$9,684

Interest-bearing liabilities
Interest-bearing checking	$6	$(14)	$(8)	$5	$(34)	$(29)
Savings	7	(14)	(7)	2	6	8
Money markets	(2)	(9)	(11)	(0)	(28)	(28)
Time deposits	(161)	(52)	(213)	86	(352)	(266)
FHLB advances	-	-	-	(90)	(142)	(232)
Overnight fed funds purchased	135	18	153	171	(56)	115
Other borrowings	15	60	75	(10)	(114)	(124)
Total interest-bearing liabilities	$0	$(11)	$(11)	$164	$(720)	$(556)

Net effect on net interest income	$11,858	$1,100	$12,958	$6,586	$3,654	$10,240

Comparison of Operating Results for the Years Ended
September 30, 2015, and September 30, 2014

General.  The Company recorded net income of $18.1 million, or $2.66 per diluted share, for the year ended September 30, 2015, compared to $15.7 million, or $2.53 per diluted share, for the year ended September 30, 2014, an increase of $2.4 million.  The increase in net income was primarily caused by a $9.9 million increase in loan income, a $5.8 million increase in card fee income, a $3.1 million increase related to the securities portfolio and a decrease in tax expense of $1.5 million. The net income increase was offset in part primarily by an increase in compensation and benefits expense of $8.3 million, increased occupancy and equipment expense of $2.4 million, an increased loss on sale of securities of $1.7 million, increased intangible amortization expense of $1.3 million, increased regulatory expense of $1.1 million and increased card processing expense of $1.0 million.

Net Interest Income. Net interest income for fiscal 2015 increased by $12.9 million, or 28.0%, to $59.2 million from $46.3 million for the prior year.  Net interest margin increased to 3.03% in fiscal 2015 as compared to 2.80% in 2014.  The increases are mainly due to an improved mix of earning assets, particularly growth in loans receivable and corresponding yields achieved in that portfolio. Additionally, the overall increase was driven by a higher volume and yields of other investments (primarily AA and AAA rated General Obligation (“GO”) municipal bonds).

The Company’s average earning assets increased $363.8 million, or 20.0%, to $2.2 billion during fiscal 2015 from $1.8 billion during 2014.  The increase is primarily the result of the increase in the Company’s investment securities and non-bank qualified, high-quality municipal portfolios as well as loans receivable.

Overall, when using a taxable equivalent yield (“TEY”), the Company’s interest earning asset yield increased by 21 basis points primarily driven by a shift in the earning asset mix to increased volume in loans and investment securities and improved yields achieved within those portfolios. The improvement in yield/rate on loans receivable also reflects the acquired and newly generated premium finance loans. The yield on non-MBS investment securities increased by 25 basis points on a TEY basis.  The yield on government-related MBS decreased 20 basis points as longer-term interest rates decreased materially throughout the fiscal year.  Average TEY on the securities portfolio increased by 8 basis points in fiscal 2015 compared to fiscal 2014.

The Company’s average total deposits and interest-bearing liabilities increased $343.2 million, or 19.7%, to $2.1 billion during fiscal 2015 from $1.7 billion during 2014.  The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits and federal funds purchased.  The average outstanding balance of non-interest-bearing deposits increased from $1.3 billion in fiscal 2014 to $1.6 billion in fiscal 2015.  The Company’s cost of total deposits and interest-bearing liabilities declined three basis points to 0.11% during fiscal 2015 from 0.14% during 2014, primarily due to continued migration to low- and no-cost deposits provided by MPS.

Provision for Loan Losses. In fiscal 2015, the Company recorded $1.5 million in provision for loan loss, compared to $1.2 million in 2014.  The increased provision was primarily due to loan growth.

Management closely monitors economic developments, both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  While the current economic environment is still slightly strained, it has begun to show signs of improvement in the Company’s markets.  The Company’s loss rates over the past three years have been very low.  Notwithstanding these signs of improvement, the Company does not believe it is likely these low loss conditions will continue indefinitely.  All of the Company’s markets indirectly benefit from the current agricultural market.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past three years.  Low loss rates are primarily due to good weather, higher than average livestock prices and strong crop yields over the last few years, offset by lower grain prices in 2014 and 2015.  Overall, these factors have created positive economic conditions for most farmers in our markets during this time period.  Nonetheless, management expects that future losses in this portfolio could be higher than recent historical experience in that low commodity prices and high input costs have the potential to negatively impact potential yields.

The allowance for loan losses for MPS credits, which constitute a small portion of the Company’s loans, results from an estimation process that evaluates relevant characteristics of its credit portfolio(s).  MPS also considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses. Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process.  The exact methodology to determine the allowance for loan losses for each program will not be identical. Each program may have differing attributes including such factors as levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics and other factors. Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program. Each program is evaluated separately.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at September 30, 2015, reflects an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, the OCC and the Federal Reserve, which can require the establishment of additional general or specific allowances.

Non‑Interest Income. Non-interest income increased by $6.4 million, or 12.4%, to $58.2 million for fiscal 2015 from $51.7 million for 2014 primarily due to an increase in fees earned on prepaid debit cards, credit products and other payment systems products of $5.8 million due to the addition of multiple new partners and growth in existing MPS programs. Loan fees also increased by $1.4 million from retail loan growth and the addition of AFS/IBEX.  These increases in non-interest income were partially offset by an increased loss on the securities available for sale of $1.7 million sold primarily to fund the AFS/IBEX transaction.

Non-Interest Expense. Non-interest expense increased by $18.3 million, or 23.4%, to $96.5 million for fiscal 2015 from $78.2 million for fiscal 2014.

Compensation expense increased $8.3 million during fiscal 2015 compared to 2014, occupancy and equipment increased $2.4 million, and intangible amortization expense increased $1.3 million.  These increases were principally due to the Refund Advantage and AFS/IBEX acquisitions and to additional product development and IT developer staffing to support the Company’s growth initiatives and prepare for other business opportunities.  In addition, regulatory expense increased $1.1 million primarily relating to an increase in FDIC insurance due to brokered deposit classification guidance published in January 2015 and higher deposit balances.

Income Tax Expense. Income tax expense for fiscal 2015 was $1.4 million, resulting in an effective tax rate of 7.0%, compared to a tax expense of $2.9 million and an effective tax rate of 15.6%, in fiscal 2014.  The decrease in the Company’s recorded income tax expense for 2015 was impacted primarily by an increase in the amount of tax-exempt municipal bond income as a percent of net income before tax.

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

The Company’s average total deposits and interest-bearing liabilities increased $193.0 million, or 12.4%, to $1.7 billion during fiscal 2014 from $1.6 billion during 2013.  The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits and federal funds purchased.  The average outstanding balance of non-interest-bearing deposits increased from $1.2 billion in fiscal 2013 to $1.3 billion in fiscal 2014.  The Company’s cost of total deposits and interest-bearing liabilities declined 5 basis points to 0.14% during fiscal 2014 from 0.19% during 2013, primarily due to continued migration to low- and no-cost deposits provided by MPS.

Provision for Loan Losses. In fiscal 2014, the Company recorded $1.1 million in provision for loan loss, compared to no provision in 2013.  The increased provision was primarily due to loan growth.

Non‑Interest Income. Non-interest income decreased by $3.8 million, or 6.8%, to $51.7 million for fiscal 2014 from $55.5 million for 2013 primarily due to a decrease in the gain on sale of securities available for sale of $2.5 million. Fees earned on prepaid debit cards, credit products and other payment systems products and services decreased to $48.7 million for fiscal 2014 as compared to $50.8 million for 2013, primarily due to reduced income tax-related prepaid card volume.

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

Income Tax Expense. Income tax expense for fiscal 2014 was $2.9 million, resulting in an effective tax rate of 15.6%, compared to a tax expense of $3.7 million and an effective tax rate of 21.6%, in fiscal 2013.  The decrease in the Company’s recorded income tax expense for 2014 was impacted primarily by an increase in the amount of tax-exempt municipal bond income as a percent of net income before tax.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance as of both September 30, 2015, and September 30, 2014, were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

Goodwill and Intangible Assets.  Goodwill is recorded in business combinations under the purchase method of accounting. We assess goodwill for impairment on an annual basis or more frequently if significant changes occur. We initially perform a qualitative assessment of goodwill to test for impairment. If, based on our qualitative review, we conclude that more likely than not the fair value is less than its carrying amount, then we complete quantitative steps to determine if goodwill is impaired.

Intangible assets include customer relationships, patents, trademarks and non-compete agreements.  Intangible assets are tested annually for impairment or more often if conditions indicate a possible impairment.

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

Each quarter, the Company evaluates the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.  If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Deferred Tax Assets.  The Company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to income for the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance.

Security Impairment.  Management continually monitors the investment securities portfolio for impairment on a security-by-security basis.  Management has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, monitoring changes in value, cash flow projections and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security.  Cash flow estimates for trust preferred securities are derived from scenario-based outcomes of forecasted default rates, loss severity, prepayment speeds and structural support.

In fiscal 2015, 2014 and 2013, there were no other-than-temporary impairment losses.

Level 3 Fair Value Measurement.  U.S. GAAP requires the Company to measure the fair value of financial instruments under a standard that describes three levels of inputs that may be used to measure fair value.  Level 3 measurement includes significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  Although management believes that it uses a best estimate of information available to determine fair value, due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with U.S. GAAP.

Interest Rate Risk (“IRR”)

Overview.  The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings.  The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities mature or reprice more rapidly than its interest-earning assets.  The interest rate risk process is designed to compare income simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve.  The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

Earnings at risk and economic value analysis. As a continuing part of its financial strategy, the Bank considers methods of managing an asset/liability mismatch consistent with maintaining acceptable levels of net interest income.  In order to monitor interest rate risk, the Board of Directors has created an Investment Committee whose principal responsibilities are to assess the Bank’s asset/liability mix and implement strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates.

The Company uses two approaches to model interest rate risk: Earnings at Risk (“EAR analysis”) and Economic Value of Equity (“EVE analysis”).  Under EAR analysis, net interest income is calculated for each interest rate scenario to the net interest income forecast in the base case.  EAR analysis measures the sensitivity of interest-sensitive earnings over a one-year minimum time horizon.  The results are affected by projected rates, prepayments, caps and floors. Market-implied forward rates and various likely and extreme interest rate scenarios can be used for EAR analysis.  These likely and extreme scenarios can include rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models -100, +100, +200, +300 and +400 basis point parallel shifts in market interest rates over the next one-year period.  Due to the current low level of interest rates, only a ‑100 basis point parallel shift is represented.

The Company is within policy limits for the -100 scenario while slightly outside Board policy limits for rising rate scenarios using the snapshot as of September 30, 2015, as required by regulation.  The table below shows the results of the scenarios as of September 30, 2015:

Net Sensitive Earnings at Risk as of September 30, 2015

Net Sensitive Earnings at Risk
Balances as of September 30, 2015	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-1.6%	-5.2%	-10.3%	-15.7%	-21.3%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at September 30, 2015, shows that in an increasing interest rate environment, more liabilities (primarily due to the overnight federal funds purchased) than assets will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s business and deposits are very predictably cyclical on a weekly, monthly and yearly basis.  For example, yearly cyclicality is related to the Company dollar cost averaging its investment security purchases into its sizable deposit growth period related to both Christmas and income tax season.  Doing so increases the overall average level of borrowings over the short term which are paid down as these large deposit inflows are realized.  The Company’s IRR results may also vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received. First, IRR was negatively affected because fiscal fourth quarter 2015 ended on a Wednesday, which, resulting from payroll processing timing in concert with typical early week activity, tends to necessitate a higher than average amount of overnight federal funds purchased that are typically paid down on Thursday and Friday.  Second, certain government programs were prefunded on September 25th and 28th of 2015. The corresponding deposits were received on October 1st and 2nd of 2015. This timing difference allowed program participants to spend the prefunded amounts initiating the need for incremental borrowings until the corresponding deposits were received, thereby temporarily and predictably increasing overnight borrowings.  For perspective, the amount of overnight federal funds purchased on Wednesday, September 30, 2015, was over $184 million higher than the average amount of federal funds purchased throughout the month of September 2015.  Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable weekly, monthly and yearly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors and others would view as the Company’s true IRR positioning.  Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and anticipated an outcome where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.

For management to better understand the IRR position of the Bank, an alternative IRR run was completed wherein all September 30, 2015 values were utilized with the exception of overnight borrowings, non-interest bearing deposits and non-earning assets. To eliminate timing issues documented above, quarterly average balances were utilized for overnight borrowings and non-interest-bearing deposits.  Non-earning assets were used to balance the balance sheet.  Management feels this view on IRR more accurately portrays the Bank’s IRR position.  As noted in the below chart, the alternative EAR results are much improved as timing issues in deposits and overnight borrowings are removed.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-2.1%	-2.4%	-4.9%	-7.6%	-10.5%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

Management is investigating the utilization of advanced interest rate risk modeling software to potentially enhance the Company’s analysis and reporting.  In discussions with the current IRR provider, a missing component in the current IRR system of record is the projected increase in yield within the fixed-rate MBS portfolio in an instantaneous, parallel increasing interest rate environment.  This yield increase would positively affect EAR results and the corresponding projected income increase is not modeled in the current IRR system of record.  The Company also anticipates improved IRR results as it continues the integration of AFS/IBEX and the continuation of execution on its strategic plans, particularly in a rising interest rate environment.

Net Sensitive Earnings at Risk as of September 30, 2015

Balances as of September 30, 2015		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	703,628	29.9%	34,132	35,792	37,641	39,464	41,280	42,938
Total Investments (non-TEY) and other Earning Assets	1,653,301	70.1%	36,212	37,003	37,658	38,263	38,840	39,409
Total Interest -Sensitive Income	2,356,929	100.0%	70,344	72,795	75,299	77,727	80,120	82,347
Total Interest-Bearing Deposits	208,433	27.4%	418	662	1,558	2,405	3,363	4,264
Total Borrowings	551,006	72.6%	1,050	2,141	7,355	12,569	17,783	22,997
Total Interest-Sensitive Expense	759,439	100.0%	1,468	2,803	8,913	14,974	21,146	27,261

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	703,628	29.9%	34,132	35,792	37,641	39,464	41,280	42,938
Total Investments (non-TEY) and other Earning Assets	1,653,301	70.1%	36,212	37,003	37,658	38,263	38,840	39,409
Total Interest -Sensitive Income	2,356,929	100.0%	70,344	72,795	75,299	77,727	80,120	82,347
Total Interest-Bearing Deposits	208,433	37.0%	418	662	1,558	2,405	3,363	4,264
Total Borrowings	354,973	63.0%	854	1,553	4,888	8,223	11,559	14,894
Total Interest-Sensitive Expense	563,406	100.0%	1,272	2,215	6,446	10,628	14,922	19,158

The Company believes that its growing portfolio of MPS non-interest-bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less increase expected relative to other banks.  When not able to match loan growth to deposit growth, the Company continues to execute its investment strategy of primarily purchasing NBQ municipal bonds and agency MBS; however, the Bank reviews opportunities to add diverse, high-quality securities at attractive relative rates when opportunities present themselves.  The NBQ municipal bonds are tax-exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation for NBQ municipal bonds uses the Company’s cost of funds as one of its components.  With the Company’s large volume of non-interest-bearing deposits, the tax equivalent yield for these NBQ municipal bonds is higher than a similar term investment in other investment categories of similar risk and higher than most other banks can realize on the same instruments.  The above interest income figures are quoted on a pre-tax basis.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario.  The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models immediate -100, +100, +200, 300 and +400 basis point parallel shifts in market interest rates.  Due to the current low level of interest rates, only a -100 basis point parallel shift is represented.

The Company is within Board policy limits for all scenarios. The table below shows the results of the scenario as of September 30, 2015:

Economic Value Sensitivity as of September 30, 2015

Balances as of September 30, 2015	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-6.4%	-0.7%	-4.5%	-10.2%	-17.2%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at September 30, 2015, shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities.  These results also suffered from the timing issues noted above in the EAR section.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-9.1%	2.0%	0.8%	-2.5%	-7.3%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes shows that, as interest rates increase immediately in the +100 and +200 scenarios, the economic value of equity position will increase from the base as non-interest-bearing deposits become more valuable in these increasing interest rate scenarios.  These results are much improved over the static snapshot as timing issues noted above are removed.

Detailed Economic Value Sensitivity as of September 30, 2015

The following table details the economic value sensitivity to changes in market interest rates at September 30, 2015, for loans, investments, deposits, borrowings and other assets and liabilities (dollars in thousands).  The analysis reflects that in +100, +200 and +300 rising interest rate scenarios, total assets are less sensitive than total liabilities.  In a +400 rate environment, total assets are slightly more sensitive than liabilities. However, since the economic value asset base is materially larger than the economic value liability base, EVE decreases in all increasing rate scenarios.  Investments and other earning assets contribute to sensitivity, largely due to fixed-rate securities investments.  This sensitivity is offset by the non-interest-bearing deposits.  As can be seen in the below tables, the economic value provided by these stable, longer-term non-interest-bearing deposits is immense.  Day of the week timing, as discussed previously, also contributes to sensitivity.

Balances as of September 30, 2015		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	703,628	28%	2.1%	-2.8%	-5.6%	-8.2%	-10.7%
Total Investment	1,625,931	64%	3.9%	-4.7%	-9.4%	-14.2%	-18.9%
Other Assets	199,449	8%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	2,529,008	100%	3.1%	-3.8%	-7.6%	-11.4%	-15.1%
Interest Bearing Deposits	208,433	9%	2.7%	-2.0%	-3.9%	-5.4%	-6.9%
Non-Interest Bearing Deposits	1,463,093	65%	6.9%	-6.4%	-12.2%	-17.4%	-22.2%
Total Borrowings & Other Liabilities	589,859	26%	0.1%	-0.1%	-0.2%	-0.3%	-0.3%
Liabilities	2,261,385	100%	4.7%	-4.3%	-8.1%	-11.6%	-14.8%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings and other assets and liabilities (dollars in thousands).  The analysis reflects that in all rising interest rate scenarios, total assets are less sensitive than total liabilities.  These results are much improved over the static snapshot as timing issues noted above are removed.

Alternative IRR Results		% of	Change in Economic Value for a given change in interest rates
Economic Value Sensitivity	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	703,628	28%	2.1%	-2.8%	-5.6%	-8.2%	-10.7%
Total Investment	1,625,931	64%	3.9%	-4.7%	-9.4%	-14.2%	-18.9%
Other Assets	199,449	8%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	2,529,008	100%	3.2%	-3.8%	-7.7%	-11.5%	-15.3%
Interest Bearing Deposits	208,433	9%	2.7%	-2.0%	-3.9%	-5.4%	-6.9%
Non-Interest Bearing Deposits	1,463,093	65%	6.9%	-6.4%	-12.2%	-17.4%	-22.2%
Total Borrowings & Other Liabilities	589,859	26%	0.1%	-0.1%	-0.2%	-0.3%	-0.4%
Liabilities	2,261,385	100%	5.3%	-4.8%	-9.2%	-13.1%	-16.7%

We caution that the models discussed above will, at best, produce approximate results, and that there are certain shortcomings inherent in the methods of analysis discussed above and as presented in the table; for example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Furthermore, although management has estimated changes in the levels of prepayments and early withdrawal in these rate environments, such levels would likely deviate from those assumed in calculating the table.  Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.

Asset Quality

It is management’s belief, based on information available at the end of fiscal 2015, that the Company’s current asset quality is satisfactory.  At September 30, 2015, non-performing assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, foreclosed real estate and repossessed consumer property totaled $7.8 million, or 0.3% of total assets, compared to $1.0 million, or 0.1% of total assets, at September 30, 2014.  The noted change in NPAs is primarily due to the downgrade of a large agricultural relationship, and, to a lesser extent, to the acquisition of AFS/IBEX.  As discussed previously, due to notification requirements and processing time by most insurance carriers, many premium finance receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium.  Management will continue to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay off the outstanding balance and contractual interest due.

Non-accruing loans at September 30, 2015, totaled $6.1 million, or 0.2% of total assets.  There were no foreclosed real estate or repossessed assets at September 30, 2015.

The Company maintains an allowance for loan losses because it is probable that some loans may not be repaid in full.  At September 30, 2015, the Company had an allowance for loan losses of $6.2 million as compared to $5.4 million at September 30, 2014.  Management’s periodic review of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.  While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on both subjective and objective factors related to the overall loan portfolio and is available for any loan charge-offs that may occur.  As stated previously, there can be no assurance future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Bank is subject to review by the OCC, which has the authority to require management to make changes to the allowance for loan losses, and the Company is subject to similar review by the Federal Reserve.

In determining the allowance for loan losses, the Company specifically identifies loans it considers to have potential collectability problems.  Based on criteria established by ASC 310, Receivables, some of these loans are considered to be “impaired” while others are not considered to be impaired, but possess weaknesses that the Company believes merit additional analysis in establishing the allowance for loan losses.  All other loans are evaluated by applying estimated loss ratios to various pools of loans.  The Company then analyzes other qualitative factors (such as economic conditions) in determining the aggregate amount of the allowance needed.

At September 30, 2015, $3.5 million of the allowance for loan losses was allocated to impaired loans, representing 52.8% of the related loan balances.  See Note 3 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  $0.2 million of the allowance was allocated to other identified problem loan situations, representing 0.6% of the related loan balances, and $3.0 million, representing 0.5% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and qualitative factors.  At September 30, 2014, $0.7 million of the allowance for loan losses was allocated to impaired loans, representing 11.1% of the related loan balances.  $0.4 million was allocated to other identified problem loan situations, and $4.3 million was allocated against losses from the overall loan portfolio based on historical loss experience and qualitative factors.

The Company maintains an internal loan review and classification process which involves multiple officers of the Company and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans.  All loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses.  Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms.  The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree or risk associated with these loans.  The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types.  At September 30, 2015, potential problem loans totaled $5.8 million, compared to $11.0 million at September 30, 2014.  The $5.2 million decrease in potential problem loans since September 30, 2014, was primarily due to a $5.2 million decrease in the agricultural operating category, due to the upgrading of multiple loans during fiscal 2015.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, derived principally through its MPS division, and to a lesser extent through its Retail Bank division, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition.

The Company relies on advertising, quality customer service, convenient locations and competitive pricing to attract and retain its Retail Bank deposits and primarily solicits these deposits from its core market areas.  Based on its experience, the Company believes that its consumer checking, savings and money market accounts are relatively stable sources of deposits.  The Company’s ability to attract and retain time deposits has been, and will continue to be, affected by market conditions.  However, the Company does not foresee any significant Retail Bank funding issues resulting from the sensitivity of time deposits to such market factors.

The Company is aware that the low-cost checking deposits generated through MPS may carry a greater degree of concentration risk than traditional consumer checking deposits but, based on experience, believes that MPS‑generated deposits are a stable source of funding.  To date, the Company has not experienced any material net outflows related to MPS‑generated deposits, though no assurance can be given that this will continue to be the case.

The Bank is required by regulation to maintain sufficient liquidity to assure its safe and sound operation.  In the opinion of management, the Bank is in compliance with this requirement.

Liquidity management is both a daily and long-term function of the Company’s management strategy.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) the projected availability of purchased loan products, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) the objectives of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term government agency or instrumentality obligations.  If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and other wholesale funding sources.  The Company is not aware of any significant trends in the Company’s liquidity or its ability to borrow additional funds if needed.

The primary investing activities of the Company are the origination of loans, acquisition of new companies and purchase of securities.  During the years ended September 30, 2015, 2014 and 2013, the Company originated loans totaling $672.8 million, $472.4 million and $394.1 million, respectively.  Purchases of loans totaled $74.1 million, $0.3 million and $4.0 million during the years ended September 30, 2015, 2014 and 2013, respectively.  During the years ended September 30, 2015, 2014 and 2013, the Company purchased mortgage-backed securities and other securities in the amount of $894.3 million, $506.5 million and $514.8 million, respectively.  Of these purchases in 2015 and 2014, $75.8 million and $15.1 million, respectively, were securities designated as held to maturity.

At September 30, 2015, the Company had unfunded loan commitments of $158.4 million.  See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Certificates of deposit scheduled to mature in one year or less from September 30, 2015 totaled $67.0 million.  Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits.  Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2015 (dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Time deposits	$91,171	$66,964	$19,232	$4,975	$-
Long-term debt	7,000	-	-	5,000	2,000
Short-term debt	544,007	544,007	-	-	-
Operating leases	18,211	1,349	2,287	1,949	12,626
Subordinate debentures issued to capital trust	10,310	-	-	-	10,310
Data processing services	28,967	2,814	6,686	7,002	12,465
Total	$699,666	$615,134	$28,205	$18,926	$37,401

During July 2001, the Company’s unconsolidated trust subsidiary, First Midwest Financial Capital Trust I, sold $10.3 million in floating-rate cumulative preferred securities.  Proceeds from the sale were used to purchase subordinated debentures of the Company, which mature in 2031, and are redeemable at any time after five years.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to redeem them earlier.  The Company used the proceeds for general corporate purposes.  See Note 11 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2015.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The payment of dividends and repurchase of shares have the effect of reducing stockholders’ equity.  Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios.

The Board of Directors approved a goal, reflected in its capital plan, for the Bank to stay at or above an 8% Tier 1 capital to adjusted total assets ratio during fiscal 2016.  While management expects the Bank to meet this goal, if it fails to do so, it could be subject to additional material regulatory restrictions or requirements.

The Board of Directors is also mindful of new capital rules that will increase bank and holding company capital requirements and liquidity requirements.  No assurance can be given that our regulators will consider our liquidity level, or our capital level, though substantially in excess of current rules pursuant to which we are considered “well-capitalized,” to be sufficiently high in the future.

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

The Company monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and risk policies established by the Board of Directors, and in order to preserve stockholder value.  In monitoring interest rate risk, the Company analyzes assets and liabilities based on characteristics including size, coupon rate, repricing frequency, maturity date and likelihood of prepayment.

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

The Company’s primary objective for its investment portfolio is to provide a source of liquidity for the Company.  In addition, the investment portfolio may be used in the management of the Company’s interest rate risk profile.  The investment policy generally calls for funds to be invested among various categories of security types and maturities based upon the Company’s need for liquidity, desire to achieve a proper balance between minimizing risk while maximizing yield, the need to provide collateral for borrowings and to fulfill the Company’s asset/liability management goals.

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio, and due to the relatively short-term nature of its borrowed funds.  The Company believes that its growing portfolio of low-cost deposits provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio.  This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compresses the Company’s net interest margin.  As a result of the Company’s interest rate risk exposure in this regard, the Company has elected not to enter into any new longer-term wholesale borrowings, and generally has not emphasized longer-term time deposit products.

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

We have audited the accompanying consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meta Financial Group, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
December 14, 2015

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	September 30, 2015	September 30, 2014

Cash and cash equivalents	$27,658	$29,832
Investment securities available-for-sale	679,504	482,346
Mortgage-backed securities available-for-sale	576,583	657,870
Investment securities held to maturity	279,167	212,899
Mortgage-backed securities held to maturity	66,577	70,034
Loans receivable - net of allowance for loan losses of $6,255 at September 30, 2015 and $5,397 at September 30, 2014	706,255	493,007
Federal Home Loan Bank stock, at cost	24,410	21,245
Accrued interest receivable	13,352	11,222
Insurance receivable	-	269
Premises, furniture, and equipment, net	17,393	16,462
Bank-owned life insurance	45,830	35,469
Foreclosed real estate and repossessed assets	-	15
Goodwill	36,928	-
Intangible assets	33,577	2,588
Prepaid assets	9,360	9,495
Deferred taxes	6,997	6,591
MPS accounts receivable	5,337	3,935
Other assets	777	752

Total assets	$2,529,705	$2,054,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,449,101	$1,126,715
Interest-bearing checking	33,320	37,188
Savings deposits	41,720	27,610
Money market deposits	42,222	40,475
Time certificates of deposit	91,171	134,553
Total deposits	1,657,534	1,366,541
Advances from Federal Home Loan Bank	7,000	7,000
Federal funds purchased	540,000	470,000
Securities sold under agreements to repurchase	4,007	10,411
Subordinated debentures	10,310	10,310
Capital lease	2,143	-
Accrued interest payable	272	318
Contingent liability	331	331
Accrued expenses and other liabilities	36,773	14,318
Total liabilities	2,258,370	1,879,229

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2015 and 2014, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 8,183,272 and 6,213,979 shares issued, 8,163,022 and 6,169,604 shares outstanding at September 30, 2015 and 2014, respectively	82	62
Additional paid-in capital	170,749	95,079
Retained earnings	98,359	83,797
Accumulated other comprehensive income (loss)	2,455	(3,409)
Treasury stock, 20,250 and 44,375 common shares, at cost, at September 30, 2015 and 2014, respectively	(310)	(727)
Total stockholders’ equity	271,335	174,802

Total liabilities and stockholders’ equity	$2,529,705	$2,054,031

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,
	2015	2014	2013

Interest and dividend income:
Loans receivable, including fees	$29,565	$19,674	$16,151
Mortgage-backed securities	13,979	15,343	11,900
Other investments	18,063	13,643	10,925
	61,607	48,660	38,976
Interest expense:
Deposits	726	965	1,280
FHLB advances and other borrowings	1,661	1,433	1,674
	2,387	2,398	2,954
Net interest income	59,220	46,262	36,022
Provision for loan losses	1,465	1,150	-
Net interest income after provision for loan losses	57,755	45,112	36,022
Non-interest income:
Card fees	54,542	48,738	50,790
Bank-owned life insurance income	2,030	1,139	998
Loan fees	2,348	981	868
Deposit fees	593	616	632
Gain (loss) on sale of securities available-for-sale, net (Includes ($1,634), $107, and $2,546 reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the fiscal years ended September 30, 2015, 2014 and 2013, respectively)	(1,634)	107	2,546
Gain (loss) on foreclosed real estate	28	(93)	(268)
Other income (loss)	267	250	(63)
Total non-interest income	58,174	51,738	55,503

Non-interest expense:
Compensation and benefits	46,493	38,155	34,106
Card processing expense	16,508	15,487	15,584
Occupancy and equipment expense	11,399	8,979	8,479
Legal and consulting expense	4,978	4,145	4,048
Data processing expense	1,347	1,316	1,228
Marketing	1,537	1,034	981
Impairment on assets held for sale	-	-	589
Other expense	14,244	9,115	9,388
Total non-interest expense	96,506	78,231	74,403

Income before income tax expense	19,423	18,619	17,122
Income tax expense (benefit) (Includes ($597), $39 and $924 income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the fiscal years ended September 30, 2015, 2014 and 2013, respectively)	1,368	2,906	3,704

Net income	$18,055	$15,713	$13,418

Earnings per common share:
Basic	$2.68	$2.57	$2.40
Diluted	$2.66	$2.53	$2.38

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	For the Years Ended September 30,
	2015	2014	2013

Net income	$18,055	$15,713	$13,418

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	7,723	26,790	(44,301)
Losses (gains) realized in net income	1,634	(107)	(2,546)
	9,357	26,683	(46,847)
Deferred income tax effect	3,493	9,807	(18,049)
Total other comprehensive income (loss)	5,864	16,876	(28,798)
Total comprehensive income (loss)	$23,919	$32,589	$(15,380)

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2013, 2014 and 2015
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2012	$56	$78,769	$60,776	$8,513	$(2,255)	$145,859

Cash dividends declared on common stock ($0.52 per share)	-	-	(2,926)	-	-	(2,926)

Issuance of common shares from the sales of equity securities	5	12,713	-	-	-	12,718

Issuance of common shares due to issuance of stock options and restricted stock	-	1,316	-	-	1,232	2,548

Stock compensation	-	165	-	-	-	165

Net change in unrealized losses on securities, net of income taxes	-	-	-	(28,798)	-	(28,798)

Net income	-	-	13,418	-	-	13,418

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Cash dividends declared on common stock ($0.52 per share)	-	-	(3,184)	-	-	(3,184)

Issuance of common shares from the sales of equity securities	1	(52)	-	-	-	(51)

Issuance of common shares due to issuance of stock options and restricted stock	-	2,080	-	-	296	2,376

Stock compensation	-	88	-	-	-	88

Net change in unrealized losses on securities, net of income taxes	-	-	-	16,876	-	16,876

Net income	-	-	15,713	-	-	15,713

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Cash dividends declared on common stock ($0.52 per share)	-	-	(3,493)	-	-	(3,493)

Issuance of common shares from the sales of equity securities	14	50,737	-	-	417	51,168

Issuance of common shares due to issuance of stock options and restricted stock	-	378	-	-	-	378

Issuance of common shares due to acquisition	6	24,297	-	-	-	24,303

Stock compensation	-	258	-	-	-	258

Net change in unrealized losses on securities, net of income taxes	-	-	-	5,864	-	5,864

Net income	-	-	18,055	-	-	18,055

Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended September 30,
	2015	2014	2013

Cash flows from operating activities:
Net income	$18,055	$15,713	$13,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	28,882	18,147	21,104
Provision (recovery) for loan losses	1,465	1,150	-
Provision (recovery) for deferred taxes	(3,896)	(1,755)	(395)
(Gain) loss on other assets	6	(43)	309
(Gain) loss on foreclosed real estate	(28)	93	268
(Gain) loss on sale of securities available-for-sale, net	1,634	(107)	(2,546)
Capital lease obligations interest expense	131	-	-
Net change in accrued interest receivable	(2,130)	(2,640)	(1,872)
Impairment on assets held for sale	-	-	589
Change in bank-owned life insurance value	(1,225)	(1,639)	(998)
Net change in other assets	(672)	(807)	(9,876)
Net change in accrued interest payable	(46)	27	114
Net change in accrued expenses and other liabilities	6,780	(2,326)	(43,183)
Net cash provided by (used in) operating activities	48,956	25,813	(23,068)

Cash flows from investing activities:
Purchase of securities available-for-sale	(810,624)	(491,416)	(505,863)
Proceeds from sales of securities available-for-sale	566,371	166,804	209,172
Proceeds from maturities and principal repayments of securities available-for-sale	124,558	81,754	187,245
Purchase of securities held to maturity	(72,759)	(15,117)	(8,946)
Proceeds from maturities and principal repayments of securities held to maturity	9,879	16,802	3,837
Purchase of bank-owned life insurance	(10,000)	(500)	(18,000)
Proceeds from bank-owned life insurance death benefit	864	-	-
Loans purchased	-	(343)	(4,699)
Loans sold	(5,462)	(11,747)	(19,922)
Net change in loans receivable	(135,187)	(101,639)	(28,826)
Proceeds from sales of foreclosed real estate	86	8	478
Cash paid for acquisitions	(125,314)	-	-
Cash received upon acquisitions	9,768	-	-
Federal Home Loan Bank stock purchases	(544,324)	(445,971)	(414,833)
Federal Home Loan Bank stock redemptions	541,160	434,720	406,959
Proceeds from the sale of premises and equipment	2,100	1,178	-
Purchase of premises and equipment	(5,031)	(2,329)	(5,262)
Net cash provided by (used in) investing activities	(453,915)	(367,796)	(198,660)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	334,375	48,304	(96,954)
Net change in time deposits	(43,382)	2,954	32,443
Repayment of FHLB and other borrowings	-	-	(4,000)
Net change in federal funds	70,000	280,000	190,000
Net change in securities sold under agreements to repurchase	(6,404)	1,265	(17,254)
Principal payments on capital lease obligations	(116)	-	-
Cash dividends paid	(3,493)	(3,184)	(2,926)
Stock compensation	258	88	165
Proceeds from issuance of common stock	51,547	2,325	15,266
Net cash provided by (used in) financing activities	402,785	331,752	116,740

Net change in cash and cash equivalents	(2,174)	(10,231)	(104,988)

Cash and cash equivalents at beginning of year	29,832	40,063	145,051
Cash and cash equivalents at end of year	$27,658	$29,832	$40,063

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Con't.)
(Dollars in Thousands)

	For the Years Ended September 30,
	2015	2014	2013

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,433	$2,371	$2,840
Income taxes	5,277	4,451	3,761
Franchise taxes	98	109	70
Other taxes	48	-	-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisition	$(24,303)	$-	$-
Capital lease obligation	$(2,259)	$-	$-
Securities transferred from available-for-sale to held to maturity	$310	$-	$282,195
Purchase of available-for-sale securities accrued, not paid	$(7,877)	$-	$-
Purchase of held-to-maturity securities accrued, not paid	$(3,000)	$-	$-
Loans transferred to foreclosed real estate	$54	$-	$-

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

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION

The primary source of income relates to payment processing services for prepaid debit cards, ATM sponsorship, tax refund transfer and other money transfer systems and services.  Additionally, a significant source of income for the Company is interest from the purchase or origination of consumer, commercial, agricultural, commercial real estate, and residential real estate loans.  The Company accepts deposits from customers in the normal course of business primarily in northwest and central Iowa, and eastern South Dakota and on a national basis for the MPS division.  The Company operates in the banking industry, which accounts for the majority of its revenues and assets.  The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the management approach model, the Company has determined that its business is comprised of two reporting segments.

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

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  The total of those reserve balances was $4.1 million and $8.3 million at September 30, 2015, and 2014, respectively.  The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and other private institutions.  At September 30, 2015, the Company had no interest-bearing deposits held at the FHLB and $7.2 million in interest-bearing deposits held at the FRB.  At September 30, 2015, the Company had no federal funds sold.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES

GAAP require that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (loss) (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta Financial has no trading securities.

The Company classifies the majority of its securities as AFS.  AFS securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  During the 2013 fiscal year, the Company reclassified a portion of its securities portfolio from the AFS to the HTM category.  The reclassification was made to better reflect the revised intentions of the Company to maintain these securities in its portfolio; in response to the potential impact on tangible book value should interest rates rise, due to the mark to market on these bonds; and to mitigate possible negative impacts on its regulatory capital under the proposed Dodd-Frank and Basel III capital guidelines, whereby unrealized losses on AFS securities could become a direct deduction from regulatory capital.  Subsequent to the reclassification and prior to June 30, 2013, the Basel III Accord was finalized and clarified that unrealized losses and gains on securities will not affect regulatory capital for those companies that opt out of the requirement, which the Company has done.

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operations at the time of sale.  Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security using the level yield method, is included in income as earned.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which significant assumptions are observable in the market (Level 2 inputs).  The Company considers these valuations supplied by a third-party provider that utilizes several sources for valuing fixed-income securities.  Sources utilized by the third-party provider include pricing models that vary based on asset class and include available trade, bid, and other market information.  This methodology includes broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs.

Securities Impairment

Management continually monitors the investment securities portfolio for impairment on a security-by-security basis and has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves the consideration of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, monitoring changes in value, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost, which, in some cases, may extend to maturity.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment for the difference between amortized cost and fair value.  If the Company does not expect to recover the amortized cost basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell the security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income, net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security.  In fiscal 2015, 2014 and 2013, there was no other-than-temporary impairment recorded.

LOANS RECEIVABLE

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances reduced by the allowance for loan losses and any deferred fees or costs on originated loans.

Interest income on loans is accrued over the term of the loans based upon the amount of principal outstanding except when serious doubt exists as to the collectability of a loan, in which case the accrual of interest is discontinued.  Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has demonstrated a continued ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.

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

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS

The Company, from time to time, sells loan participations, generally without recourse.  Sold loans are not included in the consolidated financial statements.  The Bank generally retains the right to service the sold loans for a fee.  At September 30, 2015 and 2014, the Bank was servicing loans for others with aggregate unpaid principal balances of $22.2 million and $22.6 million, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s estimate of probable loan losses that have been incurred as of the date of the consolidated financial statements.  The allowance for loan losses is increased by a provision for loan losses charged to expense and decreased by charge-offs (net of recoveries).  Estimating the risk of loss and the amount of loss on any loan is necessarily subjective.  Management’s periodic evaluation of the appropriateness of the allowance is based on the Company’s and peer group’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.  The allowance consists of specific, general and unallocated components.

The specific component relates to impaired loans.  Loans are considered impaired if full principal or interest payments are not probable in accordance with the contractual loan terms.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  Non-accrual loans and all TDRs are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The general reserve covers loans not considered impaired and is comprised of both quantitative and qualitative analysis.  A separate general reserve analysis is performed for individual classified non-impaired loans and for non-classified smaller-balance homogeneous loans.  The three main assumptions for the quantitative components for 2015 are historical loss rates, the look back period (“LBP”) and the loss emergence period (“LEP”).

•	The historical loss experience is determined by portfolio segment and is based on the actual loss history of the Company over the past five years. For the individual classified loans, historic charge-off rates for the Company’s classified loan population are utilized.

•	In prior periods, management utilized a three-year historical loss experience methodology. A five-year LBP is appropriate to capture a wider range of losses due to historically low levels in recent years and to continue to factor in loss experience resulting from the credit crisis and other factors.

•	The LEP is an estimate of the average amount of time from the point the customer incurs a loss to the point the loss is confirmed by the Company. During management’s most recent periodic evaluation, we studied the LEPs for our loan portfolio utilizing Company charge-off history. The LEP is only applied to the non-classified homogeneous loan general reserve.

The main assumptions for the quantitative components in 2014 are historical loss rates and other qualitative adjustments.

Qualitative adjustment considerations for the general reserve include considerations of changes in lending policies and procedures, changes in national and local economic and business conditions and developments, changes in the nature and volume of the loan portfolio, changes in lending management and staff, trending in past due, classified, nonaccrual, and other loan categories, changes in the Company’s loan review system and oversight, changes in collateral values, credit concentration risk, and the regulatory and legal requirements and environment.

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

PREMISES, FURNITURE AND EQUIPMENT

Land is carried at cost.  Buildings, furniture, fixtures, leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization.  Capital leases, where we are the lessee, are included in premises and equipment at the capitalized amount less accumulated amortization.  We primarily use the straight-line method of depreciation over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, and 2 to 15 years for leasehold improvements, and for furniture, fixtures and equipment. We amortize capitalized leased assets on a straight-line basis over the lives of the respective leases. Assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

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

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated statements of financial condition as a reduction of stockholders’ equity.  Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.  The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.  At September 30, 2015 and 2014, all shares in the ESOP were allocated.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.

INTANGIBLE ASSETS

Intangible assets other than goodwill are amortized over their respective estimated lives. All intangible assets are subject to an impairment test at least annually or more often if conditions indicate a possible impairment.

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

EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is based on the net income divided by the weighted-average number of common shares outstanding during the period.  Allocated ESOP shares are considered outstanding for earnings per common share calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  Diluted EPS shows the dilutive effect of additional potential common shares issuable under stock option plans.

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

STOCK COMPENSATION

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The exercise price of options or fair value of nonvested shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date.  The Company assumes no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No 2015-16 – Business Combinations (Topic 805):  Simplifying the Accounting for Measurement-Period Adjustments

This ASU provides guidance regarding recognizing adjustments to provisional goodwill identified during the measurement period in the reporting period in which the adjustment is determined.  Income statement effects, if any, will also need to be recorded in the period in which the adjustment is determined, as if the accounting had been completed at the acquisition date.  This update is in effect for annual and interim periods beginning after December 15, 2015, and the Company does not expect a material impact on the Company’s consolidated financial statements.

ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

This ASU provides guidance on when a loan should be derecognized and collateral assets recognized during an in-substance repossession or foreclosure.  The objective of this ASU is to eliminate diversity in practice related to the topic.  The ASU states creditors are considered to have physical possession of residential real estate property when either the creditor obtains title for the property or the borrower transfers all interest in the property through a deed or other legal agreement.  When physical possession occurs, the loan should be derecognized and collateral assets recognized.  This update was effective for annual and interim periods beginning after December 15, 2014, and does not have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606)

This ASU provides guidance on when to recognize revenue from contracts with customers.  The objective of this ASU is to eliminate diversity in practice related to this topic and to develop guidance that would streamline and enhance revenue recognition requirements.  The ASU defines five steps to recognize revenue, including identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation.  This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company is currently assessing the potential impact to the consolidated financial statements.

ASU No. 2014-14, Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

This ASU provides guidance on how to account for certain foreclosed government-guaranteed mortgage loans.  The creditor should recognize a separate other receivable in the amount the creditor expects to recover from the guarantor.  This update was effective for annual and interim periods beginning after December 15, 2014, and will not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2.  ACQUISITIONS

The Company completed two acquisitions for the fiscal year ended September 30, 2015. The two purchase transactions are detailed below.

AFS/IBEX

On December 2, 2014, the Company, through its wholly-owned subsidiary, MetaBank, purchased substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services, Inc. (“AFS/IBEX”), an insurance premium finance company based in Dallas, Texas.  Following the acquisition, MetaBank established its AFS/IBEX division, which provides short-term, collateralized financing to facilitate the purchase of insurance for commercial property, casualty, and liability risk through a network of over 1,300 independent insurance agencies throughout the United States.  In addition to its operations at the Bank’s main office, the AFS/IBEX division has two agency offices, one in Dallas, Texas, and one in southern California.

Under the terms of the purchase agreement, the aggregate purchase price, which was based upon the December 2, 2014 tangible book value of AFS/IBEX, was approximately $99.3 million, all of which was paid in cash.  The Company acquired assets with approximate fair values of $6.9 million for cash and cash equivalents, $74.1 million net loans receivable, $0.7 million other assets, $8.2 million intangible assets including customer relationships, trademark, and non-compete agreements, and $11.6 million goodwill.  The Company also assumed liabilities of $2.2 million consisting of accrued expenses and other liabilities.  All amounts are at estimated fair market values.

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

The Company recognized goodwill of $11.6 million, which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired.  Goodwill resulted from expected operational synergies, an enhanced market area, and expanded product lines and is expected to be deductible for tax purposes.  The intangible assets consist primarily of customer relationships that will be amortized over 30 years and will be deductible for tax purposes. See Note 22 to the Consolidated Financial Statements for further information on goodwill.

Acquired loans were recorded at fair value based on a discounted cash flow valuation which considered default rates, loss given defaults, and recovery rates, among other things.  No allowance for credit losses was carried over on December 2, 2014.  The Company recorded $7.6 million in revenue and $0.8 million in net income for AFS/IBEX during fiscal 2015.  In addition, the Company incurred transaction costs of approximately $0.6 million in 2015 in connection with the acquisition, which are included in legal and consulting and other expenses on our consolidated statement of operations for the year ended September 30, 2015.

This acquisition is not deemed significant to the overall Company’s financial statements.

REFUND ADVANTAGE

On September 8, 2015, the Company, through its wholly-owned subsidiary, MetaBank, purchased substantially all the assets and related liabilities of Fort Knox Financial Services Corporation and its subsidiary, Tax Product Services LLC (together “Refund Advantage”). Refund Advantage is a provider of integrated tax refund processing services.

Under the terms of the purchase agreement, the aggregate purchase price was approximately $50.4 million, of which $26.1 million was paid in cash and $24.3 million was issued in Meta common stock.  The Company acquired assets with approximate fair values of $2.8 million for cash and cash equivalents, $0.5 million other assets, $24.1 million intangible assets including customer relationships, trademark, and non-compete agreements, and $25.4 million goodwill.  The Company also assumed liabilities of $2.5 million consisting of accrued expenses and other liabilities.  All amounts are at estimated fair market values.

The following table represents the approximate fair value of assets acquired and liabilities assumed of Refund Advantage on the consolidated balance sheet as of September 8, 2015:

As of September 8, 2015
(Dollars in Thousands)
Fair value of consideration paid
Cash	$26,060
Stock issued	$24,303
Total consideration paid	50,363

Fair value of assets acquired
Cash and cash equivalents	2,821
Prepaid assets	23
Furniture and equipment, net	55
Intangible assets	24,119
Other assets	457
Total assets	27,475
Fair value of liabilities assumed
Accrued expenses and other liabilities	2,463
Total liabilities assumed	2,463
Fair value of net assets acquired	25,012
Goodwill resulting from acquisition	$25,351

The Refund Advantage transaction has been accounted for under the acquisition method of accounting.  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the transaction date.  The Company made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities.

The Company recognized goodwill of $25.4 million, which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired.  Goodwill resulted from expected operational synergies, an enhanced market area, and expanded product lines and is expected to be deductible for tax purposes.  The intangible assets consist primarily of customer relationships that will be amortized over between 12 and 20 years and the Refund Advantage trademark, which will be amortized over 15 years and will be deductible for tax purposes. See Note 22 to the Consolidated Financial Statements for further information on goodwill.

We incurred transaction costs of approximately $0.9 million in connection with the acquisition, which are included in legal and consulting and other expenses on our consolidated statement of operations for the year ended September 30, 2015.

The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisition of Refund Advantage had occurred as of October 1, 2013, after the effect of certain adjustments, including amortization of certain identifiable intangible assets, income and expense items not attributable to ongoing operations and related tax effects. The unaudited pro forma condensed consolidated statement of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Refund Advantage acquisition been made as of October 1, 2013, or of any potential results which may occur in the future.

	September 30,
	2015	2014
	(Dollars in Thousands)

Total income	$142,876	$127,150
Net income attributable to common stock	$19,724	$19,087
Basic earnings per common share	2.51	2.64
Diluted earnings per common share	2.49	2.61
Basic weighted-average common shares, issued and outstanding	7,850,582	7,229,536
Diluted weighted-average common shares, issued and outstanding	7,915,811	7,314,669

NOTE 3.  LOANS RECEIVABLE, NET

Year-end loans receivable were as follows:

	September 30, 2015	September 30, 2014
	(Dollars in Thousands)

1-4 Family Real Estate	$125,021	$116,395
Commercial and Multi-Family Real Estate	310,199	224,302
Agricultural Real Estate	64,316	56,071
Consumer	33,527	29,329
Commercial Operating	29,893	30,846
Agricultural Operating	43,626	42,258
Premium Finance	106,505	-
Total Loans Receivable	713,087	499,201

Less:
Allowance for Loan Losses	(6,255)	(5,397)
Net Deferred Loan Origination Fees	(577)	(797)
Total Loans Receivable, Net	$706,255	$493,007

Annual activity in the allowance for loan losses was as follows:

Year ended September 30,	2015	2014	2013
	(Dollars in Thousands)

Beginning balance	$5,397	$3,930	$3,971
Provision (recovery) for loan losses	1,465	1,150	-
Recoveries	123	367	179
Charge offs	(730)	(50)	(220)
Ending balance	$6,255	$5,397	$3,930

Allowance for Loan Losses and Recorded Investment in loans at September 30, 2015 and 2014 are as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Year Ended September 30, 2015

Allowance for loan losses:
Beginning balance	$552	$1,575	$263	$78	$93	$719	$-	$2,117	$5,397
Provision (recovery) for loan losses	(229)	(180)	(100)	(58)	(68)	3,004	464	(1,368)	1,465
Charge offs	(45)	(214)	-	-	-	(186)	(285)	-	(730)
Recoveries	-	6	-	-	3	-	114	-	123
Ending balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255

Ending balance: individually evaluated for impairment	-	241	-	-	-	3,252	-	-	3,493
Ending balance: collectively evaluated for impairment	278	946	163	20	28	285	293	749	2,762
Total	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255

Loans:
Ending balance: individually evaluated for impairment	121	1,350	-	-	11	5,132	-	-	6,614
Ending balance: collectively evaluated for impairment	124,900	308,849	64,316	33,527	29,882	38,494	106,505	-	706,473
Total	$125,021	$310,199	$64,316	$33,527	$29,893	$43,626	$106,505	$-	$713,087

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Year Ended September 30, 2014

Allowance for loan losses:
Beginning balance	$333	$1,937	$112	$74	$49	$267	$-	$1,158	$3,930
Provision (recovery) for loan losses	217	(709)	151	4	26	502	-	959	1,150
Charge offs	-	-	-	-	-	(50)	-	-	(50)
Recoveries	2	347	-	-	18	-	-	-	367
Ending balance	$552	$1,575	$263	$78	$93	$719	$-	$2,117	$5,397

Ending balance: individually evaluated for impairment	23	350	-	-	-	340	-	-	713
Ending balance: collectively evaluated for impairment	529	1,225	263	78	93	379	-	2,117	4,684
Total	$552	$1,575	$263	$78	$93	$719	$-	$2,117	$5,397

Loans:
Ending balance: individually evaluated for impairment	387	5,655	-	-	22	340	-	-	6,404
Ending balance: collectively evaluated for impairment	116,008	218,647	56,071	29,329	30,824	41,918	-	-	492,797
Total	$116,395	$224,302	$56,071	$29,329	$30,846	$42,258	$-	$-	$499,201

The asset classification of loans at September 30, 2015, and 2014, are as follows:

September 30, 2015	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$124,775	$307,876	$35,106	$33,527	$29,052	$29,336	$106,505	$666,177
Watch	212	1,419	26,703	-	712	1,079	-	30,125
Special Mention	10	-	877	-	-	4,014	-	4,901
Substandard	24	904	1,630	-	129	9,197	-	11,884
Doubtful	-	-	-	-	-	-	-	-
	$125,021	$310,199	$64,316	$33,527	$29,893	$43,626	$106,505	$713,087

September 30, 2014	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$115,700	$222,074	$52,364	$29,329	$30,709	$32,261	$-	$482,437
Watch	369	852	273	-	137	369	-	2,000
Special Mention	81	96	1,660	-	-	63	-	1,900
Substandard	245	1,280	1,774	-	-	9,565	-	12,864
Doubtful	-	-	-	-	-	-	-	-
	$116,395	$224,302	$56,071	$29,329	$30,846	$42,258	$-	$499,201

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

Special Mention- Special mention assets are a credit with potential weaknesses deserving management’s close attention and, if left uncorrected, may result in deterioration of the repayment prospects for the asset.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Special mention is a temporary status with aggressive credit management required to garner adequate progress and move to watch or higher.

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

Doubtful- A doubtful asset has weaknesses similar to those classified substandard, with the degree of weakness causing the likely loss of some principal in any reasonable collection effort.  Due to pending factors, the asset’s classification as loss is not yet appropriate.

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

Past due loans at September 30, 2015 and 2014 are as follows:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$142	$-	$-	$142	$124,855	$24	$125,021
Commercial and Multi-Family Real Estate	-	-	-	-	309,295	904	310,199
Agricultural Real Estate	-	-	-	-	64,316	-	64,316
Consumer	152	-	13	165	33,362	-	33,527
Commercial Operating	-	-	-	-	29,893	-	29,893
Agricultural Operating	-	-	-	-	38,494	5,132	43,626
Premium Finance	702	362	1,728	2,792	103,713	-	106,505
Total	$996	$362	$1,741	$3,099	$703,928	$6,060	$713,087

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$111	$37	$-	$148	$115,966	$281	$116,395
Commercial and Multi-Family Real Estate	-	-	-	-	223,990	312	224,302
Agricultural Real Estate	-	-	-	-	56,071	-	56,071
Consumer	2	12	54	68	29,261	-	29,329
Commercial Operating	-	-	-	-	30,846	-	30,846
Agricultural Operating	-	-	-	-	41,918	340	42,258
Total	$113	$49	$54	$216	$498,052	$933	$499,201

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for Premium Finance loans and 90 days or more for other loan categories.  As of September 30, 2015, there were no Premium Finance loans greater than 210 days past due.

Impaired loans at September 30, 2015 and 2014 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2015	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$121	$121	$-
Commercial and Multi-Family Real Estate	446	446	-
Commercial Operating	11	11	-
Total	$578	$578	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$-	$-	$-
Commercial and Multi-Family Real Estate	904	904	241
Agricultural Operating	5,132	5,282	3,252
Total	$6,036	$6,186	$3,493

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2014	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$142	$142	$-
Commercial and Multi-Family Real Estate	4,375	4,375	-
Commercial Operating	22	22	-
Total	$4,539	$4,539	$-
Loans with a specific valuation allowance
1-4 Family Real Estate	$245	$245	$23
Commercial and Multi-Family Real Estate	1,280	1,280	350
Agricultural Operating	340	340	340
Total	$1,865	$1,865	$713

Cash interest collected on impaired loans was not material during the years ended September 30, 2015 and 2014.

The following table provides the average recorded investment in impaired loans for the years ended September 30, 2015 and 2014.

	Year Ended September 30,
	2015	2014
	Average Recorded Investment	Average Recorded Investment

1-4 Family Real Estate	$238	$574
Commercial and Multi-Family Real Estate	2,114	6,526
Commercial Operating	17	34
Agricultural Operating	3,559	29
Total	$5,928	$7,163

For fiscal 2015 and 2014, the Company’s TDRs (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table above.

No TDRs were recorded during fiscal 2015 or 2014.  Also, no TDRs which had been modified during the 12-month period prior to default had a payment default during fiscal 2015 or 2014.

Virtually all of the Company’s originated loans are to Iowa- and South Dakota-based individuals and organizations.  The Company’s purchased loans totaled $8.1 million at September 30, 2015, which were secured by properties located, as a percentage of total loans, as follows:  1% combined in Oregon and North Dakota and less than 1% in Minnesota, North Carolina, South Dakota and Connecticut.

The Company originates and purchases commercial real estate loans.  These loans are considered by management to be of somewhat greater risk of not being collected due to the dependency on income production.  The Company’s commercial real estate loans include $51.1 million of loans secured by hotel properties and $99.6 million of multi-family properties at September 30, 2015.  The Company’s commercial real estate loans include $40.7 million of loans secured by hotel properties and $62.3 million of multi-family properties at September 30, 2014.  The remainder of the commercial real estate portfolio is diversified by industry.  The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Non-accruing loans were $6.1 million and $0.9 million at September 30, 2015 and 2014, respectively.  There were $1.7 million and $0.1 million accruing loans delinquent 90 days or more at September 30, 2015 and 2014, respectively.  For the year ended September 30, 2015, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $0.9 million, of which none was included in interest income.

NOTE 4.  LOAN SERVICING

Loans serviced for others are not reported as assets.  The unpaid principal balances of these loans at year-end were as follows:

September 30,	2015	2014	2013
	(Dollars in Thousands)

Mortgage loan portfolios serviced for Fannie Mae	$5,055	$5,948	$7,361
Other	17,156	16,576	9,930
	$22,211	$22,524	$17,291

NOTE 5.  EARNINGS PER COMMON SHARE

Basic EPS is based on the net income divided by the weighted-average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of September 30, 2015, and September 30, 2014.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of the net income and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2015, 2014 and 2013 is presented below.

	2015	2014	2013
	(Dollars in Thousands, Except Share and Per Share Data)
Earnings
Net income	$18,055	$15,713	$13,418

Basic EPS
Weighted average common shares outstanding	6,730,086	6,117,577	5,595,733
Less weighted average nonvested shares	(4,237)	(4,301)	(2,032)
Weighted average common shares outstanding	6,725,849	6,113,276	5,593,701

Earnings Per Common Share
Basic	$2.68	$2.57	$2.40

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	6,725,849	6,113,276	5,593,701
Add dilutive effect of assumed exercises of stock options, net of tax benefits	68,951	85,133	53,437
Weighted average common and dilutive potential common shares outstanding	6,794,800	6,198,409	5,647,138

Earnings Per Common Share
Diluted	$2.66	$2.53	$2.38

Stock options totaling 28,891, 29,984 and 88,828 were not considered in computing diluted earnings per common share for the years ended September 30, 2015, 2014 and 2013, respectively, because they were anti-dilutive.

NOTE 6.  SECURITIES

Securities available for sale were as follows:

Available For Sale		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2015	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$16,199	$8	$(2,263)	$13,944
Small business administration securities	54,493	1,563	-	56,056
Non-bank qualified obligations of states and political subdivisions	603,165	7,240	(1,815)	608,590
Mortgage-backed securities	580,165	1,283	(4,865)	576,583
Total debt securities	1,254,022	10,094	(8,943)	1,255,173
Common equities and mutual funds	639	283	(8)	914
Total available for sale securities	$1,254,661	$10,377	$(8,951)	$1,256,087

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2014	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$48,747	$191	$(2,009)	$46,929
Small business administration securities	66,541	543	(72)	67,012
Non-bank qualified obligations of states and political subdivisions	368,897	2,494	(3,811)	367,580
Mortgage-backed securities	663,690	3,519	(9,339)	657,870
Total debt securities	1,147,875	6,747	(15,231)	1,139,391
Common equities and mutual funds	539	291	(5)	825
Total available for sale securities	$1,148,414	$7,038	$(15,236)	$1,140,216

Securities held to maturity were as follows:

Held to Maturity		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2015	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,540	$60	$(187)	$19,413
Non-bank qualified obligations of states and political subdivisions	259,627	2,122	(419)	261,330
Mortgage-backed securities	66,577	-	(473)	66,104
Total held to maturity securities	$345,744	$2,182	$(1,079)	$346,847

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2014	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,304	$48	$(372)	$18,980
Non-bank qualified obligations of states and political subdivisions	193,595	894	(2,329)	192,160
Mortgage-backed securities	70,034	-	(1,862)	68,172
Total held to maturity securities	$282,933	$942	$(4,563)	$279,312

Included in securities available for sale are trust preferred securities as follows:

At September 30, 2015
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,986	$4,189	$(797)	BB+	Baa2
Huntington Capital Trust II SE	4,979	4,076	(903)	BB	Baa2
PNC Capital Trust	4,965	4,402	(563)	BBB-	Baa1
Total	$14,930	$12,667	$(2,263)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2014
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,985	$4,400	$(585)	BB+	Baa3
Huntington Capital Trust II SE	4,977	4,300	(677)	BB	Baa3
PNC Capital Trust	4,962	4,400	(562)	BBB-	Baa2
Wells Fargo (Corestates Capital) Trust	4,444	4,400	(44)	BBB+	A3
Total	$19,368	$17,500	$(1,868)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

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

Generally accepted accounting principles require that, at acquisition, an enterprise classify debt securities into one of three categories: Available for sale, Held to Maturity or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income.  HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta Financial has no trading securities.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2015, and 2014, are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$12,667	$(2,263)	$12,667	$(2,263)
Non-bank qualified obligations of states and political subdivisions	97,006	(860)	42,583	(955)	139,589	(1,815)
Mortgage-backed securities	448,988	(4,301)	48,079	(564)	497,067	(4,865)
Total debt securities	545,994	(5,161)	103,329	(3,782)	649,323	(8,943)
Common equities and mutual funds	-	-	121	(8)	121	(8)
Total available for sale securities	$545,994	$(5,161)	$103,450	$(3,790)	$649,444	$(8,951)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$6,073	$(47)	$25,359	$(1,962)	$31,432	$(2,009)
Small Business Administration securities	8,454	(72)	-	-	8,454	(72)
Non-bank qualified obligations of states and political subdivisions	27,062	(70)	191,146	(3,741)	218,208	(3,811)
Mortgage-backed securities	238,980	(1,248)	234,347	(8,091)	473,327	(9,339)
Total debt securities	280,569	(1,437)	450,852	(13,794)	731,421	(15,231)
Common equities and mutual funds	123	(5)	-	-	123	(5)
Total available for sale securities	$280,692	$(1,442)	$450,852	$(13,794)	$731,544	$(15,236)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$5,528	$(34)	$7,964	$(153)	$13,492	$(187)
Non-bank qualified obligations of states and political subdivisions	78,663	(365)	4,136	(54)	82,799	(419)
Mortgage-backed securities	5,509	(43)	60,595	(430)	66,104	(473)
Total held to maturity securities	$89,700	$(442)	$72,695	$(637)	$162,395	$(1,079)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,056	$(2)	$14,079	$(370)	$15,135	$(372)
Non-bank qualified obligations of states and political subdivisions	-	-	147,949	(2,329)	147,949	(2,329)
Mortgage-backed securities	-	-	68,172	(1,862)	68,172	(1,862)
Total held to maturity securities	$1,056	$(2)	$230,200	$(4,561)	$231,256	$(4,563)

As of September 30, 2015 and 2014, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at September 30, 2015 and 2014.

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

Available For Sale	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	1,174	1,207
Due after five years through ten years	370,087	376,394
Due after ten years	302,596	300,989
	673,857	678,590
Mortgage-backed securities	580,165	576,583
Common equities and mutual funds	639	914
Total available for sale securities	$1,254,661	$1,256,087

	AMORTIZED COST	FAIR VALUE
At September 30, 2014	(Dollars in Thousands)

Due in one year or less	$2,999	$3,048
Due after one year through five years	9,922	10,079
Due after five years through ten years	285,413	285,698
Due after ten years	185,851	182,696
	484,185	481,521
Mortgage-backed securities	663,690	657,870
Common equities and mutual funds	539	825
Total available for sale securities	$1,148,414	$1,140,216

Held To Maturity	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)

Due in one year or less	$95	$96
Due after one year through five years	8,411	8,430
Due after five years through ten years	140,145	140,505
Due after ten years	130,516	131,712
	279,167	280,743
Mortgage-backed securities	66,577	66,104
Total held to maturity securities	$345,744	$346,847

	AMORTIZED COST	FAIR VALUE
At September 30, 2014	(Dollars in Thousands)

Due in one year or less	$347	$348
Due after one year through five years	4,726	4,718
Due after five years through ten years	91,532	89,984
Due after ten years	116,294	116,090
	212,899	211,140
Mortgage-backed securities	70,034	68,172
Total held to maturity securities	$282,933	$279,312

Activities related to the sale of securities available for sale are summarized below.

	2015	2014	2013
September 30,	(Dollars in Thousands)

Proceeds from sales	$566,371	$166,804	$209,172
Gross gains on sales	2,753	2,292	2,947
Gross losses on sales	4,387	2,185	401

NOTE 7.  PREMISES, FURNITURE AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

September 30,	2015	2014
	(Dollars in Thousands)

Land	$1,578	$1,673
Buildings	10,315	12,275
Furniture, fixtures, and equipment	35,571	30,947
Capitalized leases	2,259	-
	49,723	44,895
Less: accumulated depreciation and amortization	(32,330)	(28,433)
Net book value	$17,393	$16,462

Depreciation expense of premises, furniture and equipment included in occupancy and equipment expense was approximately $4.6 million, $3.5 million and $3.3 million for the years ended September 30, 2015, 2014 and 2013, respectively. Amortization expense on capitalized leases was $0.1 million, $0 and $0 and is included in occupancy and equipment expense.

NOTE 8.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $250,000 or more were approximately $38.5 million and $87.1 million at September 30, 2015, and 2014, respectively.

At September 30, 2015, the scheduled maturities of time certificates of deposits were as follows for the years ending:

September 30,
(Dollars in Thousands)

2016	$66,964
2017	13,638
2018	5,594
2019	2,787
2020	2,188
Thereafter	-
Total Certificates	$91,171

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.  Previous to the legislation in 2010, the coverage of $250,000 was temporary until December 2013.

NOTE 9.  ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

At September 30, 2015, the Company’s advances from the FHLB had fixed rates ranging from 6.97% to 7.01% with a weighted-average rate of 6.98%.  The scheduled maturities of FHLB advances were as follows for the years ending:

September 30,
(Dollars in Thousands)

2016	$-
2017	-
2018	-
2019	5,000
2020	2,000
Thereafter	-
Total FHLB Advances	$7,000

The Company had $540.0 million of overnight federal funds purchased from the FHLB as of September 30, 2015.  At September 30, 2014, the Company’s advances from the FHLB totaled $7.0 million and carried a weighted-average rate of 6.98%.  The Company had $470.0 million in overnight federal funds purchased from the FHLB at September 30, 2014.

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

At year-end 2015 and 2014, the Bank pledged securities with fair values of approximately $625.2 million and $422.9 million, respectively, against specific FHLB advances.  In addition, qualifying mortgage loans of approximately $106.5 million, and $83.3 million were pledged as collateral at September 30, 2015, and 2014, respectively.

NOTE 10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled approximately $4.0 million and $10.4 million at September 30, 2015, and 2014, respectively.

An analysis of securities sold under agreements to repurchase follows:

September 30,	2015	2014
	(Dollars in Thousands)

Highest month-end balance	$17,400	$33,999
Average balance	10,883	10,137
Weighted average interest rate for the year	0.52%	0.52%
Weighted average interest rate at year end	0.58%	0.52%

The Company pledged securities with fair values of approximately $20.6 million at September 30, 2015, as collateral for securities sold under agreements to repurchase.  There were $36.4 million securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2014.

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

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely subordinated debt securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of London Interbank Offered Rate (“LIBOR”) plus 3.75% (4.28% at September 30, 2015, and 4.08% at September 30, 2014), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

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

NOTE 12.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (“ESOP”) for eligible employees who have 1,000 hours of employment with the Bank, have worked one year at the Bank and who have attained age 21.  ESOP expense of $994,000, $703,000 and $694,000 was recorded for the years ended September 30, 2015, 2014 and 2013, respectively.  Contributions of $992,038, $850,406 and $485,548 were made to the ESOP during the years ended September 30, 2015, 2014 and 2013, respectively.

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

For the years ended September 30, 2015, 2014 and 2013, 23,750 shares, 24,125 shares and 17,715 shares with a fair value of $41.77, $35.25 and $37.99 per share, respectively, were released.  Also for the years ended September 30, 2015, 2014 and 2013, allocated shares and total ESOP shares reflect 10,294 shares, 10,643 shares and 45,225 shares, respectively, withdrawn from the ESOP by participants who are no longer with the Company or by participants diversifying their holdings.  At September 30, 2015, 2014 and 2013, there were 2,974, 2,529 and 3,526 shares purchased, respectively, for dividend reinvestment.

Year-end ESOP shares are as follows:

September 30,	2015	2014	2013
	(Dollars in Thousands)

Allocated shares	256,283	239,879	223,868
Unearned shares	-	-	-
Total ESOP shares	256,283	239,879	223,868

Fair value of unearned shares	$-	$-	$-

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the years ended September 30, 2015, 2014 and 2013 was $1.1 million, $0.9 million and $0.8 million, respectively.

NOTE 13.  SHARE-BASED COMPENSATION PLANS

The Company maintains the 2002 Omnibus Incentive Plan, as amended and restated, which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company.  Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2015, 2014 and 2013.

Year Ended September 30,	2015	2014	2013
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $192, $66 and $51, respectively	$334	$120	$103

As of September 30, 2015, stock-based compensation expense not yet recognized in income totaled $0.4 million, which is expected to be recognized over a weighted-average remaining period of 1.93 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Options are issued for 10-year periods with 100% vesting generally occurring either at grant date or over a four-year period.  No options were granted during the years ended September 30, 2015, 2014 and 2013.  The intrinsic value of options exercised during the years ended September 30, 2015, 2014 and 2013 were $0.9 million, $1.4 million and $0.8 million, respectively.

Shares are granted each year to executives and senior leadership members under the Company incentive plan. These shares vest at various times ranging from immediately to four years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date.  Director shares are issued to the Company’s directors, and these shares vest immediately.  The total fair value of director’s shares granted during the years ended September 30, 2015, 2014 and 2013 was $0.2 million, $0.1 million and $0.1 million, respectively.

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2015; however, previously awarded options were exercised under this plan during the year.

The following tables show the activity of options and nonvested (restricted) shares granted, exercised or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2015 and 2014.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2014	235,766	$25.20	3.78	$2,507
Granted	-	-	-	-
Exercised	(46,678)	22.98	-	925
Forfeited or expired	-	-	-	-
Options outstanding, September 30, 2015	189,088	$25.74	3.16	$3,027

Options exercisable end of year	189,088	$25.74	3.16	$3,027

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2013	318,648	$24.44	4.18	$4,376
Granted	-	-	-	-
Exercised	(82,882)	22.31	-	1,389
Forfeited or expired	-	-	-	-
Options outstanding, September 30, 2014	235,766	$25.20	3.78	$2,507

Options exercisable end of year	235,766	$25.20	3.78	$2,507

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2014	4,000	$28.61
Granted	51,217	41.10
Vested	(11,215)	37.81
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2015	44,002	$40.80

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2013	4,000	$25.67
Granted	4,267	37.82
Vested	(4,267)	35.07
Forfeited or expired	-	-
Nonvested shares outstanding, September 30, 2014	4,000	$28.61

NOTE 14.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes consists of:

Years ended September 30,	2015	2014	2013
	(Dollars in Thousands)
Federal:
Current	$4,217	$3,787	$2,847
Deferred	(3,896)	(1,765)	(536)
	321	2,022	2,311

State:
Current	1,048	874	1,252
Deferred	(1)	10	141
	1,047	884	1,393

Income tax expense	$1,368	$2,906	$3,704

Total income tax expense differs from the statutory federal income tax rate as follows:

Years ended September 30,	2015	2014	2013
	(Dollars in Thousands)

Income tax expense at federal tax rate	$6,798	$6,517	$5,993
Increase (decrease) resulting from:
State income taxes net of federal benefit	692	575	1,092
Nontaxable buildup in cash surrender value	(711)	(399)	(349)
Incentive stock option expense	(37)	(187)	(97)
Tax exempt income	(5,230)	(3,594)	(2,815)
Nondeductible expenses	188	120	41
Other, net	(332)	(126)	(161)
Total income tax expense (benefit)	$1,368	$2,906	$3,704

The components of the net deferred tax asset (liability) at September 30, 2015 and 2014 are:

September 30,	2015	2014
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$2,286	$1,955
Deferred compensation	1,040	708
Stock based compensation	235	271
Operational reserve	453	464
AMT Credit	4,490	2,239
Intangibles	573
Net unrealized losses on securities available for sale	-	2,969
Indirect tax benefits of unrecognized tax positions	384	376
Other assets	1,293	759
	10,754	9,741

Deferred tax liabilities:
FHLB stock dividend	(414)	(410)
Premises and equipment	(1,222)	(1,060)
Patents	(967)	(937)
Prepaid expenses	(633)	(743)
Net unrealized gains on securities available for sale	(521)	-
Deferred loan fees	-	-
	(3,757)	(3,150)

Net deferred tax assets (liabilities)	$6,997	$6,591

As of September 30, 2015 and 2014, the Company had a gross deferred tax asset of $829,000 and $780,000, respectively, for separate company state cumulative net operating loss carryforwards, which was fully reserved for as the Company does not anticipate any state taxable income at the holding company level in future periods.

Finally, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2015, and 2014 with the exception of the state cumulative net operating loss carryforwards discussed above.

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987, totaling $6.7 million for the Bank.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2015 and 2014.  If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

The provisions of ASC 740, Income Taxes, address the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements.  Under ASC 740, the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination, with a tax examination being presumed to occur, including the resolution of any related appeals or litigation.  The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review.  While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the consolidated financial statements and the final resolution of a tax issue during the period

The tax years ended September 30, 2012 and later remain subject to examination by the Internal Revenue Service.  For state purposes, the tax years ended September 30, 2012 and later remain open for examination, with few exceptions.  A federal income tax review for fiscal year ended September 30, 2012, was completed in the current fiscal year. The review resulted in no changes being made.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended September 30, 2015, and 2014 follows:

September 30,	2015	2014
	(Dollars in Thousands)

Balance at beginning of year	$983	$931
Additions for tax positions related to the current year	49	118
Additions for tax positions related to the prior years	4	-
Reductions for tax positions due to settlement with taxing authorities	(62)	(16)
Reductions for tax positions related to prior years	-	(50)
Balance at end of year	$974	$983

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $641,000 as of September 30, 2015.  The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits was $155,000 as of September 30, 2015.  The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

NOTE 15.  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

In July 2013, the Company’s primary federal regulator, the Federal Reserve and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial institution holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Pursuant to the Basel III Capital Rules, our Company and Bank, respectively, are subject to new regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Prior to January 1, 2015, our Bank was subject to capital requirements under Basel I and there were no capital requirements for our Company. Under the capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company’s and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined).  At September 30, 2015, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.

	Company (Actual)		Bank (Actual)		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount			Ratio
	(Dollars in Thousands)
September 30, 2015

Tier 1 (core) capital (to adjusted total assets)	$224,426	9.36%	$213,220	8.89%	$8,977	4.00%		$11,221		5.00%
Common equity Tier 1 (to risk-weighted assets)	216,931	19.85	213,220	19.52	9,762	4.50		14,101		6.50
Tier 1 (core) capital (to risk-weighted assets)	224,426	20.54	213,220	19.52	13,466	6.00		17,954		8.00
Total qualifying capital (to risk-weighted assets)	230,820	21.12	219,614	20.11	18,466	8.00		23,082		10.00

September 30, 2014

Tangible capital (to tangible assets)	$176,388	8.60%	$176,388	8.60%	$30,771	1.50%	$	n/	a	n/a	%
Tier 1 (core) capital (to adjusted total assets)	176,388	8.60	176,388	8.60	82,057	4.00		102,571		5.00
Tier 1 (core) capital (to risk-weighted assets)	176,388	20.95	176,388	20.95	33,672	4.00		50,508		6.00
Total risk based capital (to risk-weighted assets)	181,786	21.59	181,786	21.59	67,344	8.00		84,180		10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

Standardized Approach (1) September 30, 2015
(Dollars in Thousands)

Total equity	$271,335
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	36,642
LESS: Certain other intangible assets	13,431
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	1,876
LESS: Net unrealized gains (losses) on available-for-sale securities	2,455
Common Equity Tier 1 (1)	216,931
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	2,815
Total Tier 1 capital	224,426
Allowance for loan losses	6,394
Total qualifying capital	230,820

(1)	Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio. Those changes became effective for the Company on January 1, 2015, and are being fully phased in through the end of 2021. The capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015.

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of Common Equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point the Common Equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2015 and 2014, unfunded loan commitments approximated $158.3 million and $96.0 million, respectively, excluding undisbursed portions of loans in process.  Unfunded loan commitments at September 30, 2015 and 2014 were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are cancelled upon expiration of the commitment term as outlined in each individual contract.

At September 30, 2015, the Company had two commitments to purchase securities available for sale totaling $7.9 million and three commitments to purchase securities held to maturity totaling $3.0 million.  The Company had no commitments to purchase securities at September 30, 2014.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments.

Since certain commitments to make loans and to fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.  In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

Securities with fair values of approximately $5.8 million at September 30, 2015 and 2014 were pledged as collateral for public funds on deposit.  Securities with fair values of approximately $0 and $7.4 million at September 30, 2015, and 2014, respectively, were pledged as collateral for individual, trust and estate deposits.

Legal Proceedings

The Bank has been named as a defendant, along with other defendants, in four class action litigations commenced in three different federal district courts between October 23, 2015 and November 5, 2015: (1) Fuentes, et al. v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08372); (2) Huff et al. v. UniRush, LLC et al. (E.D. Cal. Case No. 2:15-cv-02253-KJM-CMK); (3) Peterkin v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08573); and (4) Jones v. UniRush, LLC et al. (E.D. Pa. Case No. 5:15-cv-05996-JLS). The complaints in each of these actions seek monetary damages for the alleged inability of customers of the prepaid card product RushCard to access the product for up to two weeks starting on or about October 12, 2015. The plaintiffs allege claims for breach of contract, fraud, misrepresentation, negligence, unjust enrichment, conversion, and breach of fiduciary duty and violations of various state consumer protection statutes prohibiting unfair or deceptive acts or trade/business practices. Due to the recent filing of the complaints, the Company is evaluating the cases and has not yet filed an answer. In addition, the OCC and the CFPB are examining the events surrounding the allegations with respect to the Company and the other defendants, respectively. The OCC has broad supervisory powers with respect to the Bank and could seek to initiate supervisory action if it believes such action is warranted. Because these cases were recently filed and are in their early stages and because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, as well as on an assessment of the appropriate measure of damages if we were to be found liable. Accordingly, we have not recognized any liability associated with these actions.

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

Certain corporate clients of an unrelated company named Springbok Services, Inc. (“Springbok”) requested through counsel a mediation as a means of reaching a settlement in lieu of commencing litigation against MetaBank. The results of that mediation have not led to a settlement. These claimants purchased MetaBank prepaid reward cards from Springbok, prior to Springbok’s bankruptcy. As a result of Springbok’s bankruptcy and cessation of business, some of the rewards cards that had been purchased were never activated or funded. Counsel for these companies have indicated that they are prepared to assert claims totaling approximately $1.5 million against MetaBank based on principal/agency or failure to supervise theories. The Company denies liability with respect to these claims. The Company’s estimate of a range of reasonably possible loss is approximately $0 to $0.3 million.

The Bank commenced action against C&B Farms, LLC, Dakota River Farms, LLC, Dakota Grain Farms, LLC, Heather Swenson and Tracy Clement in early July, 2015, in the Third Judicial Circuit Court of the State of South Dakota, seeking to collect upon certain delinquent loans made in connection with the 2014 farming operations of the three identified limited liability companies and the personal guaranties of Swenson and Clement. The three companies and Clement have answered the Complaint and asserted a counterclaim against the Bank and a third-party claim against the Bank’s loan officer. The counterclaim and third-party claim allege that the Bank and its loan officer made certain statements to Clement in early 2015 indicating that the Bank would renew the operating lines and provide financing to the entities for the 2015 growing season. The claimants assert that the Bank abruptly changed course in March, 2015, and ultimately declined to extend new operating lines to the defendants for the 2015 season. The claimants assert that the Bank’s conduct amounted to a fraud and misrepresentation. Additionally, they assert promissory estoppel based on their reliance upon the Bank’s earlier assurances of additional credit from the Bank to their detriment. They assert unspecified damages based on the Bank’s alleged actions, including higher costs of financing from a new lender and, additionally, that they were unable to take advantage of other discount and sale opportunities to their detriment. The Bank intends to vigorously defend the claims.  An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

NOTE 17.  LEASE COMMITMENTS

The Company has leased property under various non-cancelable operating lease agreements which expire at various times through 2036, and require annual rentals ranging from $600 to $789,000 plus the payment of the property taxes, normal maintenance, and insurance on certain property. The Company also entered into capital lease agreements during fiscal year ended September 30, 2015, for building and equipment expiring at various times through 2035. Amortization expense for these capital leases was $0.1 million for the fiscal year ended September 30, 2015, and included in noninterest expense.

The following table shows the total minimum rental commitment for our operating and capital leases as of September 30, 2015.

	Year Ended September 30,
	(Dollars in Thousands)

	Operating Leases	Capital Leases
2016	$1,708	$252
2017	1,752	201
2018	1,464	179
2019	1,394	179
2020	1,277	182
Thereafter	12,476	2,604
Total Leases Commitments	$20,071	$3,597

Amounts representing interest		$1,454
Present value of net minimum lease payments		2,143

NOTE 18.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met. The Company has determined that it has two reportable segments. The first reportable segment, Retail Banking, a division of the Bank, which includes AFS/IBEX operates as a traditional community bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where its offices are located. The second reportable segment, MPS, which includes Refund Advantage is also a division of the Bank.  MPS provides a number of products and services to financial institutions and other businesses.  These products and services include issuance of prepaid debit cards, sponsorship of Automated Teller Machines into the debit networks, credit programs, Automated Clearing House (“ACH”) origination services, gift card programs, rebate programs, travel programs and tax-related programs and services.  Other programs are in the process of development.  The remaining grouping under the caption “All Others” consists of the operations of the Company and inter-segment eliminations as well as specialty lending.

Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

	Retail Banking	Meta Payment Systems®	All Others	Total

Year Ended September 30, 2015
Interest income	$33,980	$21,590	$6,037	$61,607
Interest expense	1,675	169	543	2,387
Net interest income (expense)	32,305	21,421	5,494	59,220
Provision (recovery) for loan losses	1,000	-	465	1,465
Non-interest income	2,243	54,417	1,514	58,174
Non-interest expense	23,780	66,415	6,311	96,506
Income (loss) before income tax expense (benefit)	9,768	9,423	232	19,423
Income tax expense (benefit)	688	663	17	1,368
Net income (loss)	$9,080	$8,760	$215	$18,055

Inter-segment revenue (expense)	$(16,547)	$16,547	$-	$-
Total assets	840,177	1,579,856	109,672	2,529,705
Total deposits	242,580	1,424,304	(9,350)	1,657,534

	Retail Banking	Meta Payment Systems®	All Others	Total

Year Ended September 30, 2014
Interest income	$31,635	$17,025	$-	$48,660
Interest expense	1,926	124	348	2,398
Net interest income (expense)	29,709	16,901	(348)	46,262
Provision (recovery) for loan losses	1,150	-	-	1,150
Non-interest income	3,214	48,524	-	51,738
Non-interest expense	21,227	56,234	770	78,231
Income (loss) before income tax expense (benefit)	10,546	9,191	(1,118)	18,619
Income tax expense (benefit)	1,846	1,482	(422)	2,906
Net income (loss)	$8,700	$7,709	$(696)	$15,713

Inter-segment revenue (expense)	$12,793	$(12,793)	$-	$-
Total assets	805,494	1,245,110	3,427	2,054,031
Total deposits	273,399	1,099,548	(6,406)	1,366,541

	Retail	Meta Payment
	Banking	Systems®	All Others	Total

Year Ended September 30, 2013
Interest income	$24,169	$14,807	$-	$38,976
Interest expense	2,361	124	469	2,954
Net interest income (expense)	21,808	14,683	(469)	36,022
Provision (recovery) for loan losses	-	-	-	-
Non-interest income	5,226	50,290	(13)	55,503
Non-interest expense	19,479	53,983	941	74,403
Income (loss) before income tax expense (benefit)	7,555	10,990	(1,423)	17,122
Income tax expense (benefit)	1,615	2,611	(522)	3,704
Net income (loss)	$5,940	$8,379	$(901)	$13,418

Inter-segment revenue (expense)	$12,106	$(12,106)	$-	$-
Total assets	487,754	1,201,531	2,704	1,691,989
Total deposits	260,525	1,063,770	(9,012)	1,315,283

NOTE 19.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2015	2014
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$14,280	$9,439
Investment in subsidiaries	267,623	175,568
Other assets	408	393
Total assets	$282,311	$185,400

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Subordinated debentures	$10,310	$10,310
Other liabilities	666	288
Total liabilities	$10,976	$10,598

STOCKHOLDERS' EQUITY
Common stock	$82	$62
Additional paid-in capital	170,749	95,079
Retained earnings	98,359	83,797
Accumulated other comprehensive income (loss)	2,455	(3,409)
Treasury stock, at cost	(310)	(727)
Total stockholders' equity	$271,335	$174,802
Total liabilities and stockholders' equity	$282,311	$185,400

CONDENSED STATEMENTS OF OPERATIONS

Years ended September 30,	2015	2014	2013
	(Dollars in Thousands)
Total other income	$-	$-	$-

Interest expense	418	348	469
Other expense	269	770	941
Total expense	687	1,118	1,410

Gain (loss) before income taxes and equity in undistributed net income of subsidiaries	(687)	(1,118)	(1,410)

Income tax benefit	(324)	(422)	(509)

Gain (loss) before equity in undistributed net income of subsidiaries	(363)	(696)	(901)

Equity in undistributed net income of subsidiaries	18,418	16,409	14,319

Net income	$18,055	$15,713	$13,418

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2015	2014	2013
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,055	$15,713	$13,418
Adjustments to reconcile net income to net cash provided by (used in) operating activites
Depreciation, amortization and accretion, net	-	(310)	-
Equity in undistributed net income of subsidiaries	(18,418)	(16,409)	(14,319)
Change in other assets	(15)	246	54
Change in other liabilities	378	(332)	(339)
Net cash provided by (used in) operating activities	(0)	(1,092)	(1,186)

CASH FLOWS FROM INVESTING ACTIVITES
Capital contributions to subsidiaries	(67,600)	-	(6,000)
Net cash provided by (used in) investing activites	(67,600)	-	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(3,493)	(3,184)	(2,926)
Stock compensation	253	4	165
Proceeds from issuance of common stock	75,471	(51)	12,718
Proceeds from exercise of stock options	210	2,376	2,548
Other, net	-	-	(38)
Net cash provided by (used in) financing activities	72,441	(855)	12,467

Net change in cash and cash equivalents	$4,841	$(1,947)	$5,281

CASH AND CASH EQUIVALENTS
Beginning of year	$9,439	$11,386	$6,105
End of year	$14,280	$9,439	$11,386

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.  For further discussion, see Note 15 herein.

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)

Fiscal Year 2015
Interest income	$14,232	$15,758	$15,254	$16,363
Interest expense	661	473	593	660
Net interest income	13,571	15,285	14,661	15,703
Provision (recovery) for loan losses	48	593	700	124
Net Income (loss)	3,595	5,181	4,640	4,639
Earnings (loss) per common and common equivalent share
Basic	$0.58	$0.79	$0.67	$0.64
Diluted	0.58	0.78	0.66	0.64
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2014
Interest income	$11,162	$12,063	$12,566	$12,869
Interest expense	649	544	638	567
Net interest income	10,513	11,519	11,928	12,302
Provision (recovery) for loan losses	-	300	300	550
Net Income (loss)	4,002	4,144	4,204	3,363
Earnings (loss) per common and common equivalent share
Basic	$0.66	$0.68	$0.69	$0.54
Diluted	0.65	0.67	0.68	0.53
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2013
Interest income	$9,630	$9,718	$9,825	$9,803
Interest expense	833	813	666	642
Net interest income	8,797	8,905	9,159	9,161
Provision (recovery) for loan losses	-	(300)	-	300
Net Income (loss)	3,125	3,147	3,672	3,474
Earnings (loss) per common and common equivalent share
Basic	$0.57	$0.57	$0.67	$0.59
Diluted	0.57	0.57	0.66	0.58
Dividend declared per share	0.13	0.13	0.13	0.13

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

There were no transfers between levels of the fair value hierarchy for the years ended September 30, 2015 and 2014.

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  The Company’s Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at September 30, 2015, and had no Level 3 securities at September 30, 2014.

The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or valuation based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model‑based valuation techniques for which significant assumptions are observable in the market (Level 2 inputs).  The Company considers these valuations supplied by a third-party provider which utilizes several sources for valuing fixed-income securities.  These sources include Interactive Data Corporation, Reuters, Standard and Poor’s, Bloomberg Financial Markets, Street Software Technology and the third‑party provider’s own matrix and desk pricing.  The Company, no less than annually, reviews the third party’s methods and source’s methodology for reasonableness and to ensure an understanding of inputs utilized in determining fair value.  Sources utilized by the third-party provider include but are not limited to pricing models that vary based on asset class and include available trade, bid, and other market information.  This methodology includes but is not limited to broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs. Monthly, the Company receives and compares prices provided by multiple securities dealers and pricing providers to validate the accuracy and reasonableness of prices received from the third-party provider. On a monthly basis, the Investment Committee reviews mark-to-market changes in the securities portfolio for reasonableness.

The following table summarizes the fair values of securities available for sale and held to maturity at September 30, 2015 and 2014.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At September 30, 2015
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$13,944	$-	$13,944	$-	$-	$-	$-	$-
Small business administration securities	56,056	-	56,056	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	19,413	-	19,413	-
Non-bank qualified obligations of states and political subdivisions	608,590	-	608,590	-	261,330	-	261,330	-
Mortgage-backed securities	576,583	-	576,583	-	66,104	-	66,104	-
Total debt securities	1,255,173	-	1,255,173	-	346,847	-	346,847	-
Common equities and mutual funds	914	914	-	-	-	-	-	-
Total securities	$1,256,087	$914	$1,255,173	$-	$346,847	$-	$346,847	$-

	Fair Value At September 30, 2014
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$46,929	$-	$46,929	$-	$-	$-	$-	$-
Small business administration securities	67,012	-	67,012	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	18,980	-	18,980	-
Non-bank qualified obligations of states and political subdivisions	367,580	-	367,580	-	192,160	-	192,160	-
Mortgage-backed securities	657,870	-	657,870	-	68,172	-	68,172	-
Total debt securities	1,139,391	-	1,139,391	-	279,312	-	279,312	-
Common equities and mutual funds	825	825	-	-	-	-	-	-
Total securities	$1,140,216	$825	$1,139,391	$-	$279,312	$-	$279,312	$-

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

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of September 30, 2015 and 2014.

	Fair Value at September 30, 2015
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
Commercial and multi-family real estate loans	$663	$-	$-	$663
Agricultural operating loans	1,880	-	-	1,880
Total	$2,543	$-	$-	$2,543

	Fair Value at September 30, 2014
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$222	$-	$-	$222
Commercial and multi-family real estate loans	930	-	-	930
Total Impaired Loans	1,152	-	-	1,152
Foreclosed Assets, net	15	-	-	15
Total	$1,167	$-	$-	$1,167

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2015	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input

Impaired Loans, net	$2,543	$1,152	Market approach	Appraised values (1)
Foreclosed Assets, net	-	15	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2015 and 2014, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2015 and 2014.

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$27,658	$27,658	$27,658	$-	$-

Securities available for sale	1,256,087	1,256,087	914	1,255,173	-
Securities held to maturity	345,743	346,847	-	346,847	-
Total securities	1,601,830	1,602,934	914	1,602,020	-

Loans receivable:
One to four family residential mortgage loans	125,021	121,385	-	-	121,385
Commercial and multi-family real estate loans	310,199	314,372	-	-	314,372
Agricultural real estate loans	64,316	66,682	-	-	66,682
Consumer loans	33,527	33,504	-	-	33,504
Commercial operating loans	29,893	23,245	-	-	23,245
Agricultural operating loans	43,626	40,003	-	-	40,003
Premium finance loans	106,505	108,583	-	-	108,583
Total loans receivable	713,087	707,774	-	-	707,774

Federal Home Loan Bank stock	24,410	24,410	-	24,410	-
Accrued interest receivable	13,352	13,352	13,352	-	-

Financial liabilities
Noninterest bearing demand deposits	1,449,101	1,369,672	1,369,672	-	-
Interest bearing demand deposits, savings, and money markets	117,262	115,204	115,204	-	-
Certificates of deposit	91,171	91,304	-	91,304	-
Total deposits	1,657,534	1,576,180	1,484,876	91,304	-

Advances from Federal Home Loan Bank	7,000	8,630	-	8,630	-
Federal funds purchased	540,000	540,000	-	540,000	-
Securities sold under agreements to repurchase	4,007	4,007	-	4,007	-
Subordinated debentures	10,310	10,416	-	10,416	-
Accrued interest payable	272	272	272	-	-

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$29,832	$29,832	$29,832	$-	$-

Securities available for sale	1,140,216	1,140,216	825	1,139,391	-
Securities held to maturity	282,933	279,312	-	279,312	-
Total securities	1,423,149	1,419,528	825	1,418,703	-

Loans receivable:
One to four family residential mortgage loans	116,395	111,254	-	-	111,254
Commercial and multi-family real estate loans	224,302	234,845	-	-	234,845
Agricultural real estate loans	56,071	58,651	-	-	58,651
Consumer loans	29,329	29,580	-	-	29,580
Commercial operating loans	30,846	25,660	-	-	25,660
Agricultural operating loans	42,258	44,398	-	-	44,398
Total loans receivable	499,201	504,388	-	-	504,388

Federal Home Loan Bank stock	21,245	21,245	-	21,245	-
Accrued interest receivable	11,222	11,222	11,222	-	-

Financial liabilities
Noninterest bearing demand deposits	1,126,715	1,126,715	1,126,715	-	-
Interest bearing demand deposits, savings, and money markets	105,273	105,273	105,273	-	-
Certificates of deposit	134,553	134,746	-	134,746	-
Total deposits	1,366,541	1,366,734	1,231,988	134,746	-

Advances from Federal Home Loan Bank	7,000	8,789	-	8,789	-
Federal funds purchased	470,000	470,000	-	470,000	-
Securities sold under agreements to repurchase	10,411	10,414	-	10,414	-
Subordinated debentures	10,310	10,415	-	10,415	-
Accrued interest payable	318	318	318	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2015 and 2014.

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

LOANS RECEIVABLE, NET

The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at September 30, 2015 and 2014.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

FHLB STOCK

The fair value of such stock is assumed to approximate book value since the Company is generally able to redeem this stock at par value.

ACCRUED INTEREST RECEIVABLE

The carrying amount of accrued interest receivable is assumed to approximate the fair value.

DEPOSITS

The carrying values of non-interest-bearing checking deposits, interest-bearing checking deposits, savings and money markets is assumed to approximate fair value, since such deposits are immediately withdrawable without penalty.  The fair value of time certificates of deposit was estimated by discounting expected future cash flows by the current rates offered on certificates of deposit with similar remaining maturities.

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

NOTE 22.  GOODWILL AND INTANGIBLE ASSETS

The Company recorded a total of $36.9 million of goodwill during the fiscal year ended September 30, 2015, due to two separate business combinations – $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014, and $25.4 million in goodwill in connection with the purchase of substantially all of the assets and liabilities of Refund Advantage, on September 8, 2015.  The goodwill associated with these transactions are deductible for tax purposes.

As part of the each business combination, the Company also recognized the following amortizable intangible assets:

AFS/IBEX:

Intangible	Amount	Book Amortization Period (Years)	Method

Trademark	$540	15	Straight Line
Non-Compete	$260	3	Straight Line
Customer Relationships	$7,240	30	Accelerated
Other	$173	Varied	Straight Line

Refund Advantage:

Intangible	Amount	Book Amortization Period (Years)	Method

Trademark	$4,950	15	Accelerated
Non-Compete	$40	3	Straight Line
Customer Relationships	$18,800	12 to 20	Accelerated
Other	$329	Varied	Straight Line

The changes in the carrying amount of the Company’s goodwill and intangible assets for the years ended September 30, 2015 and 2014 are as follows:

	September 30,
	2015	2014
	(Dollars in Thousands)
Goodwill
Balance as of September 30, 2014	$-	$-
Acquisitions during the period	36,928	-
Write-offs during the period	-	-
Balance as of September 30, 2015	$36,928	$-

The Company completed an annual goodwill impairment test for the fiscal year ended September 30, 2015. Based on the results of the qualitative analysis, it was identified that it was more likely than not the fair value of the goodwill recorded exceeded the current carrying value. The Company concluded quantitative analysis was not required and no impairment existed.

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2014	$-	$-	$-	$2,588	$2,588
Acquisitions during the period	5,490	300	26,040	855	32,685
Amortization during the period	(51)	(73)	(1,229)	(282)	(1,635)
Write-offs during the period	-	-	-	(61)	(61)
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2013	$-	$-	$-	$2,339	$2,339
Acquisitions during the period	-	-	-	331	331
Amortization during the period	-	-	-	(78)	(78)
Write-offs during the period	-	-	-	(4)	(4)
Balance as of September 30, 2014	$-	$-	$-	$2,588	$2,588

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.

The anticipated future amortization of intangibles is as follows:

September 30,
(Dollars in Thousands)
2016	$4,819
2017	4,116
2018	3,517
2019	3,001
2020	2,598
Thereafter	15,526
Total anticipated intangible amortization	$33,577

NOTE 23.  SUBSEQUENT EVENTS

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure, other than noted above, in our consolidated financial statements as of and for the year ended September 30, 2015.

Item 9. Disclosure	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2015, of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings.  In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).”  Based on our assessment, which excluded Refund Advantage as described below, our internal control over financial reporting was effective as of September 30, 2015.

The Company’s most recent acquisition of Refund Advantage on September 8, 2015, was excluded from the scope of this report as allowed by the Securities and Exchange Commission. Refund Advantage assets comprised less than 1% of the Company’s assets at September 30, 2015, and Refund Advantage’s net income was less than 1% of the Company’s net income for 2015.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, has been audited by KPMG LLP, the independent registered public accounting firm that also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP’s report on the Company’s internal control over financial reporting appears below.

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

We have audited Meta Financial Group, Inc.’s (the Company) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meta Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Refund Advantage on September 8, 2015, and management excluded Refund Advantage from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. Refund Advantage’s assets comprised less than 1% of the Company’s total assets and net income included in the consolidated financial statements of the Company as of and for the year ended September 30, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Refund Advantage.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015, and our report dated December 14, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
December 14, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors” and “Stockholder Proposals For The Year 2016 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2016 (the “2015 Proxy Statement”), a copy of which will be filed not later than 120 days after September 30, 2015, and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item is set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I, Item 1 “Business” of this Annual Report on Form 10-K and is incorporated herein by reference.

Compliance with Section 16(a)

Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Fred Moore, the audit committee financial expert serving on the audit committee for fiscal 2015, will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Information regarding the Company’s Code of Ethics will be included under the caption “Corporate Governance” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation Processes and Procedures,” “Compensation of Directors” and “Executive Compensation” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

(b)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

(c)           Equity Compensation Plan Information

The Company maintains the 2002 Omnibus Incentive Plan for purposes of issuing stock-based compensation to employees and directors.  An amendment to this plan, authorizing an additional 750,000 shares to be issued under this plan, was approved by the Board of Directors on November 30, 2007, and by the stockholders at the annual meeting held February 12, 2008.  The Company also has unexercised options outstanding under a previous stock option plan.  The following table provides information about the Company’s common stock that may be issued under the Company’s omnibus incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)

Equity compensation plans approved by stockholders	189,088	$25.74	543,442
Equity compensation plans not approved by stockholders	-	$-	-
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Statements of Financial Condition as of September 30, 2015, and 2014.

3.	Consolidated Statements of Operations for the Years Ended September 30, 2015, 2014, and 2013.

4.	Consolidated Statements of Comprehensive Income (Loss) for the Years ended September 30, 2015, 2014, and 2013.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2015, 2014, and 2013.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2015, 2014, and 2013.

7.	Notes to Consolidated Financial Statements.

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

META FINANCIAL GROUP, INC.

Date: December 14, 2015	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date: December 14, 2015
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bradley C. Hanson	Date: December 14, 2015
Bradley C. Hanson, President and Director

By:	/s/ Douglas J. Hajek	Date: December 14, 2015
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: December 14, 2015
Elizabeth G. Hoople, Director

By:	/s/ Frederick V. Moore	Date: December 14, 2015
Frederick V. Moore, Director

By:	/s/ Troy Moore III	Date: December 14, 2015
Troy Moore III, Director

By:	/s/ Rodney G. Muilenburg	Date: December 14, 2015
Rodney G. Muilenburg, Director

By:	/s/ Glen W. Herrick	Date: December 14, 2015
Glen W. Herrick, Executive Vice
President and Chief Financial Officer

By:	/s/ Sonja A. Theisen	Date: December 14, 2015
Sonja A. Theisen, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of July 15, 2015, by and among Meta Financial Group, Inc., MetaBank, Fort Knox Financial Services Corporation, Tax Product Services LLC, Alan D. Lodge Family Trust, Michael E. Boone, Michael J. Boone, Cary Shields and Alan D. Lodge filed on July 16, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

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

4.2
Sales Agency Agreement, dated December 17, 2014, among Meta Financial Group, Inc., MetaBank and Sandler O’Neill & Partners, L.P. filed on December 17, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

[1]10.1
Registrant’s 1995 Stock Option and Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, is incorporated herein by reference.

*10.2
Employment Agreement between MetaBank and J. Tyler Haahr, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, is incorporated herein by reference.  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.3
Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.5
Registrant’s 2002 Omnibus Incentive Plan, as amended and restated effective November 24, 2014, filed on December 16, 2014 as Appendix A to the Registrant’s Schedule 14A (DEF 14A) Proxy Statement, is incorporated herein by reference.

* Management Contract or Compensatory Plan or Agreement

*10.6
Employment Agreement between MetaBank and Bradley C. Hanson, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.7
Employment Agreement between MetaBank and Troy Moore III, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.8
Employment Agreement between MetaBank and David W. Leedom, dated October 27, 2008 filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

10.9
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Consector Partners Master Fund, LP, dated as of June 25, 2015 filed on July 1, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.10
Registration Rights Agreement by and between Meta Financial Group, Inc. and Consector Partners Master Fund, LP, dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.11
Securities Purchase Agreement by and among Meta Financial Group, Inc. and Boathouse Row I, LP, Boathouse Row II, LP, Boathouse Row Offshore Ltd., and OC 532 Offshore Fund, Ltd., dated as of June 25, 2015 filed on July 1, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.12
Registration Rights Agreement by and among Meta Financial Group, Inc. and Boathouse Row I, LP, Boathouse Row II, LP, Boathouse Row Offshore Ltd., and OC 532 Offshore Fund, Ltd., dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.13
Securities Purchase Agreement by and among Meta Financial Group, Inc., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P., dated as of June 25, 2015 filed on July 1, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.14
Registration Rights Agreement by and among Meta Financial Group, Inc., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P., dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.15
Investor Rights Agreement by and among Meta Financial Group, Inc., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P., dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.16
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Hawk Ridge Master Fund LP, dated as of June 29, 2015 filed on July 1, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.17
Registration Rights Agreement by and between Meta Financial Group, Inc. and Hawk Ridge Master Fund LP, dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.18
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Fort George Investments, LLC, dated as of July 7, 2015 filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.19
Registration Rights Agreement by and between Meta Financial Group, Inc. and Fort George Investments, LLC, dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.20
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of July 7, 2015 filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.21
Registration Rights Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference

10.22
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Blackwell Partners LLC Series A, dated as of July 7, 2015 filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.23
Registration Rights Agreement by and between Meta Financial Group, Inc. and Blackwell Partners LLC Series A, dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.24
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners II Limited Partnership, dated as of July 7, 2015 filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.25
Registration Rights Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners II Limited Partnership, dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.26
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Silver Creek CS SAV, L.L.C., dated as of July 7, 2015 filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.27
Registration Rights Agreement by and between Meta Financial Group, Inc. and Silver Creek CS SAV, L.L.C., dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.28
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners Limited Partnership, dated as of July 7, 2015 filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.29
Registration Rights Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners Limited Partnership, dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.30
Securities Purchase Agreement by and among Meta Financial Group, Inc. and BEP IV LLC and BEP Investors LLC, dated as of September 23, 2015 filed on September 24 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

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