Form 10-Q
period 2015-12-31
META FINANCIAL GROUP INC
filed 2016-02-04
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐YES   ☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 3, 2016:
Common Stock, $.01 par value	8,495,246 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	December 31, 2015	September 30, 2015

Cash and cash equivalents	$293,147	$27,658
Investment securities available for sale	761,584	679,504
Mortgage-backed securities available for sale	578,357	576,583
Investment securities held to maturity	340,959	279,167
Mortgage-backed securities held to maturity	70,376	66,577
Loans receivable - net of allowance for loan losses of $6,666 at December 31, 2015 and $6,255 at September 30, 2015	737,128	706,255
Federal Home Loan Bank Stock, at cost	4,810	24,410
Accrued interest receivable	16,306	13,352
Premises, furniture, and equipment, net	17,569	17,393
Bank-owned life insurance	46,204	45,830
Goodwill	36,928	36,928
Intangible assets	32,418	33,577
Prepaid assets	10,931	9,360
Deferred taxes	7,171	6,997
MPS accounts receivable	5,107	5,337
Other assets	1,239	777

Total assets	$2,960,234	$2,529,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,360,403	$1,449,101
Interest-bearing checking	36,553	33,320
Savings deposits	49,689	41,720
Money market deposits	48,419	42,222
Time certificates of deposit	73,979	91,171
Total deposits	2,569,043	1,657,534
Advances from Federal Home Loan Bank	57,000	7,000
Federal funds purchased	-	540,000
Securities sold under agreements to repurchase	2,007	4,007
Subordinated debentures	10,310	10,310
Capital lease	2,112	2,143
Accrued interest payable	229	272
Contingent liability	331	331
Accrued expenses and other liabilities	29,625	36,773
Total liabilities	2,670,657	2,258,370

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2015 and September 30, 2015, respectively	-	-
Common stock, $.01 par value; 10,000,000 shares authorized, 8,491,936 shares issued and outstanding at December 31, 2015 and 8,183,272 shares issued and 8,163,022 shares outstanding at September 30, 2015	85	82
Additional paid-in capital	184,062	170,749
Retained earnings	101,349	98,359
Accumulated other comprehensive income (loss)	4,081	2,455
Treasury stock, at cost, no common shares at December 31, 2015 and 20,250 common shares at September 30, 2015	-	(310)
Total stockholders’ equity	289,577	271,335

Total liabilities and stockholders’ equity	$2,960,234	$2,529,705

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,

	2015	2014

Interest and dividend income:
Loans receivable, including fees	$8,319	$6,396
Mortgage-backed securities	3,713	3,824
Other investments	6,243	4,012
	18,275	14,232
Interest expense:
Deposits	163	232
FHLB advances and other borrowings	557	429
	720	661

Net interest income	17,555	13,571

Provision (recovery) for loan losses	786	48

Net interest income after provision for loan losses	16,769	13,523

Non-interest income:
Card fees	15,256	13,089
Loan fees	819	314
Bank-owned life insurance	374	286
Deposit fees	162	156
Gain (loss) on sale of securities available for sale, net (Includes $21 and ($1,260) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended December 31, 2015 and 2014, respectively)	21	(1,260)
Gain (loss) on foreclosed real estate	-	26
Other income	202	63
Total non-interest income	16,834	12,674

Non-interest expense:
Compensation and benefits	14,655	10,531
Card processing	5,234	4,696
Occupancy and equipment	3,379	2,603
Legal and consulting	1,131	1,221
Marketing	502	304
Data processing	341	350
Other expense	4,766	2,708
Total non-interest expense	30,008	22,413

Income before income tax expense	3,595	3,784

Income tax expense (benefit) (Includes $8 and ($457) income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the three months ended December 31, 2015 and 2014, respectively)	(463)	189

Net income	$4,058	$3,595

Earnings per common share:
Basic	$0.49	$0.58
Diluted	$0.49	$0.58

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,

	2015	2014

Net income	$4,058	$3,595

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	2,621	6,512
Losses (gains) realized in net income	(21)	1,260
	2,600	7,772
Deferred income tax effect	974	2,835
Total other comprehensive income (loss)	1,626	4,937
Total comprehensive income (loss)	$5,684	$8,532

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended December 31, 2015 and 2014
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Cash dividends declared on common stock ($0.13 per share)	-	-	(805)	-	-	(805)

Issuance of common shares from the sales of equity securities	-	279	-	-	-	279

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	-	18	-	-	417	435

Stock compensation	-	440	-	-	-	440

Net change in unrealized losses on securities, net of income taxes	-	-	-	4,937	-	4,937

Net income	-	-	3,595	-	-	3,595

Balance, December 31, 2014	$62	$95,816	$86,587	$1,528	$(310)	$183,683

Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Cash dividends declared on common stock ($0.13 per share)	-	-	(1,068)	-	-	(1,068)

Issuance of common shares from the sales of equity securities	3	11,614	-	-	-	11,617

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	-	1,060	-	-	310	1,370

Stock compensation	-	639	-	-	-	639

Net change in unrealized gains on securities, net of income taxes	-	-	-	1,626	-	1,626

Net income	-	-	4,058	-	-	4,058

Balance, December 31, 2015	$85	$184,062	$101,349	$4,081	$-	$289,577

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$4,058	$3,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	8,635	5,702
Provision (recovery) for loan losses	786	48
Provision (recovery) for deferred taxes	(1,148)	(810)
(Gain) loss on other assets	(12)	(526)
(Gain) loss on sale of securities available for sale, net	(21)	1,260
Capital lease obligations interest expense	32	(32)
Net change in accrued interest receivable	(2,954)	(1,175)
Change in bank-owned life insurance value	(374)	(286)
Net change in other assets	(1,857)	(433)
Net change in accrued interest payable	(43)	(63)
Net change in accrued expenses and other liabilities	(11,436)	3,638
Net cash provided by (used in) operating activities	(4,334)	10,918

Cash flows from investing activities:
Purchase of securities available-for-sale	(135,466)	(105,864)
Proceeds from sales of securities available-for-sale	27,672	175,362
Proceeds from maturities and principal repayments of securities available-for-sale	25,646	24,691
Purchase of securities held to maturity	(69,526)	(22,643)
Proceeds from maturities and principal repayments of securities held to maturity	3,029	1,768
Loans sold	-	(102)
Net change in loans receivable	(31,660)	(23,260)
Proceeds from sales of foreclosed real estate	-	(78)
Net cash paid for acquisition	-	(92,308)
Federal Home Loan Bank stock purchases	(193,640)	(134,160)
Federal Home Loan Bank stock redemptions	213,240	149,720
Proceeds from the sale of premises and equipment	13	2,096
Purchase of premises and equipment	(1,521)	(985)
Net cash provided by (used in) investing activities	(162,213)	(25,763)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	928,701	456,488
Net change in time deposits	(17,192)	(34,150)
Net change in FHLB and other borrowings	50,000	-
Net change in federal funds	(540,000)	(389,000)
Net change in securities sold under agreements to repurchase	(2,000)	3,809
Principal payments on capital lease obligations	(31)	(13)
Cash dividends paid	(1,068)	(805)
Stock compensation	639	440
Proceeds from issuance of common stock	12,987	714
Net cash provided by (used in) financing activities	432,036	37,483

Net change in cash and cash equivalents	265,489	22,638

Cash and cash equivalents at beginning of period	27,658	29,832
Cash and cash equivalents at end of period	$293,147	$52,470

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$763	$724
Income taxes	1,579	1,706
Franchise taxes	20	20

Supplemental schedule of non-cash investing activities:
Purchase of available-for-sale securities accrued, not paid	$4,264	$-
Capital lease obligation	-	2,259
Securities transferred from available for sale to held to maturity	-	310

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2015 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2015.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three month period ended December 31, 2015, are not necessarily indicative of the results expected for the year ending September 30, 2016.

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

Loans receivable at December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015	September 30, 2015
	(Dollars in Thousands)

1-4 Family Real Estate	$134,850	$125,021
Commercial and Multi-Family Real Estate	322,125	310,199
Agricultural Real Estate	64,181	64,316
Consumer	34,868	33,527
Commercial Operating	37,505	29,893
Agricultural Operating	40,412	43,626
Premium Finance	110,640	106,505
Total Loans Receivable	744,581	713,087

Less:
Allowance for Loan Losses	(6,666)	(6,255)
Net Deferred Loan Origination Fees	(787)	(577)
Total Loans Receivable, Net	$737,128	$706,255

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three month periods ended December 31, 2015 and 2014 is as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2015

Allowance for loan losses:
Beginning balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255
Provision (recovery) for loan losses	7	7	8	(0)	79	319	506	(140)	786
Charge offs	-	-	-	-	-	-	(390)	-	(390)
Recoveries	-	-	-	-	-	-	15	-	15
Ending balance	$285	$1,194	$171	$20	$107	$3,856	$424	$609	$6,666

Ending balance: individually evaluated for impairment	-	235	-	-	-	3,614	-	-	3,849
Ending balance: collectively evaluated for impairment	285	959	171	20	107	242	424	609	2,817
Total	$285	$1,194	$171	$20	$107	$3,856	$424	$609	$6,666

Loans:
Ending balance: individually evaluated for impairment	117	1,341	-	0	8	4,832	-	-	6,298
Ending balance: collectively evaluated for impairment	134,733	320,784	64,181	34,868	37,497	35,580	110,640	-	738,283
Total	$134,850	$322,125	$64,181	$34,868	$37,505	$40,412	$110,640	$-	$744,581

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2014

Allowance for loan losses:
Beginning balance	$552	$1,575	$263	$78	$93	$719	$-	$2,117	$5,397
Provision (recovery) for loan losses	(40)	(169)	3	-	(9)	(89)	48	304	48
Charge offs	-	(214)	-	-	-	-	(17)	-	(231)
Recoveries	-	6	-	-	1	-	4	-	11
Ending balance	$512	$1,198	$266	$78	$85	$630	$35	$2,421	$5,225

Ending balance: individually evaluated for impairment	-	310	-	-	-	296	-	-	606
Ending balance: collectively evaluated for impairment	512	888	266	78	85	334	35	2,421	4,619
Total	$512	$1,198	$266	$78	$85	$630	$35	$2,421	$5,225

Loans:
Ending balance: individually evaluated for impairment	348	1,427	-	-	20	296	-	-	2,091
Ending balance: collectively evaluated for impairment	111,425	249,595	58,193	33,796	28,037	39,029	74,156	-	594,231
Total	$111,773	$251,022	$58,193	$33,796	$28,057	$39,325	$74,156	$-	$596,322

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

The asset classification of loans at December 31, 2015 and September 30, 2015 are as follows:

December 31, 2015	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$133,824	$319,608	$33,275	$34,868	$36,598	$27,978	$110,640	$696,791
Watch	994	1,619	28,357	0	797	986	-	32,753
Special Mention	9	-	877	-	-	4,114	-	5,000
Substandard	23	898	1,672	-	110	4,877	-	7,580
Doubtful	-	-	-	-	-	2,457	-	2,457
	$134,850	$322,125	$64,181	$34,868	$37,505	$40,412	$110,640	$744,581

September 30, 2015	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$124,775	$307,876	$35,106	$33,527	$29,052	$29,336	$106,505	$666,177
Watch	212	1,419	26,703	-	712	1,079	-	30,125
Special Mention	10	-	877	-	-	4,014	-	4,901
Substandard	24	904	1,630	-	129	9,197	-	11,884
Doubtful	-	-	-	-	-	-	-	-
	$125,021	$310,199	$64,316	$33,527	$29,893	$43,626	$106,505	$713,087

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

Commercial Operating Lending.  The Company also originates commercial operating loans.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable, and operating costs for the Company’s network of tax Electronic Return Originators (“EROs”).  Commercial loans also may involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.  The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan.  ERO loans are not collateralized.  The Company’s commercial operating lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s current credit analysis.  Nonetheless, such loans are believed to carry higher credit risk than more traditional lending activities.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial operating loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial operating loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2015, none of the Company’s commercial operating loans were non-performing.

Premium Finance Lending.  Through its AFS/IBEX division, MetaBank provides short-term, primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk otherwise known as insurance premium financing.  This includes, but is not limited to, policies for commercial property, casualty and liability risk.  The AFS/IBEX division markets itself to the insurance community as a competitive option based on service, reputation, competitive terms, cost and ease of operation.

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

Past due loans at December 31, 2015 and September 30, 2015 are as follows:

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$-	$-	$-	$-	$134,827	$23	$134,850
Commercial and Multi-Family Real Estate	-	-	-	-	321,228	897	322,125
Agricultural Real Estate	3,548	1,060	-	4,608	59,573	-	64,181
Consumer	-	-	26	26	34,842	-	34,868
Commercial Operating	-	-	-	-	37,505	-	37,505
Agricultural Operating	-	-	-	-	35,580	4,832	40,412
Premium Finance	778	440	856	2,074	108,566	-	110,640
Total	$4,326	$1,500	$882	$6,708	$732,121	$5,752	$744,581

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$142	$-	$-	$142	$124,855	$24	$125,021
Commercial and Multi-Family Real Estate	-	-	-	-	309,295	904	310,199
Agricultural Real Estate	-	-	-	-	64,316	-	64,316
Consumer	152	-	13	165	33,362	-	33,527
Commercial Operating	-	-	-	-	29,893	-	29,893
Agricultural Operating	-	-	-	-	38,494	5,132	43,626
Premium Finance	702	362	1,728	2,792	103,713	-	106,505
Total	$996	$362	$1,741	$3,099	$703,928	$6,060	$713,087

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  As of December 31, 2015, there were no Premium Finance loans greater than 210 days past due.

Impaired loans at December 31, 2015 and September 30, 2015 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
December 31, 2015	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$117	$117	$-
Commercial and Multi-Family Real Estate	443	443	-
Commercial Operating	8	8	-
Total	$568	$568	$-
Loans with a specific valuation allowance
Commercial and Multi-Family Real Estate	$898	$898	$235
Agricultural Operating	4,832	4,982	3,614
Total	$5,730	$5,880	$3,849

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2015	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$121	$121	$-
Commercial and Multi-Family Real Estate	446	446	-
Commercial Operating	11	11	-
Total	$578	$578	$-
Loans with a specific valuation allowance
Commercial and Multi-Family Real Estate	$904	$904	$241
Agricultural Operating	5,132	5,282	3,252
Total	$6,036	$6,186	$3,493

The following table provides the average recorded investment in impaired loans for the three month periods ended December 31, 2015 and 2014.

	Three Months Ended December 31,
	2015	2014
	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)

1-4 Family Real Estate	$119	$374
Commercial and Multi-Family Real Estate	1,347	4,246
Agricultural Real Estate	-	-
Consumer	-	-
Commercial Operating	10	22
Agricultural Operating	5,032	325
Premium Finance	-	-
Total	$6,508	$4,967

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three month periods ended December 31, 2015 and 2014.  Additionally, there were no TDR loans for which there was a payment default during the three month periods ended December 31, 2015 and 2014 that had been modified during the 12-month period prior to the default.

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

At December 31, 2015, the Company’s allowance for loan losses was $6.7 million, an increase of $0.4 million from $6.3 million at September 30, 2015.  During the three months ended December 31, 2015, the Company recorded a provision for loan losses of $0.8 million, primarily due to loan growth and a premium finance loan charge off. In addition, the Company had $0.4 million net charge offs for the three months ended December 31, 2015, compared to $0.2 million for the three months ended December 31, 2014.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s loss rates over the past five years were very low.  Notwithstanding these signs of improvement, the Bank does not believe it is likely these low loss conditions will continue indefinitely.  All of the Bank’s four market areas have indirectly benefitted from a stable agricultural market.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past five years.  Management expects that future losses in this portfolio could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at December 31, 2015, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of December 31, 2015 and September 30, 2015.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three months ended December 31, 2015 and 2014 is presented below.

Three Months Ended December 31,	2015	2014
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$4,058	$3,595

Basic EPS
Weighted average common shares outstanding	8,245,368	6,182,080
Less weighted average nonvested shares	(27,311)	(4,000)
Weighted average common shares outstanding	8,218,057	6,178,080

Earnings Per Common Share
Basic	$0.49	$0.58

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	8,218,057	6,178,080
Add dilutive effect of assumed exercises of stock options, net of tax benefits	66,198	61,276
Weighted average common and dilutive potential common shares outstanding	8,284,255	6,239,356

Earnings Per Common Share
Diluted	$0.49	$0.58

All stock options were considered in computing diluted EPS for the three months ended December 31, 2015.  Stock options totaling 29,199 were not considered in computing diluted EPS for the three months ended December 31, 2014, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at December 31, 2015 and September 30, 2015 are presented below.

Available For Sale At December 31, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE

	(Dollars in Thousands)
Debt securities
Trust preferred securities	$14,932	$-	$(2,547)	$12,385
Small business administration securities	83,704	1,202	(235)	84,671
Obligations of states and political subdivisions	-	-	-	-
Non-bank qualified obligations of states and political subdivisions	650,267	13,922	(689)	663,500
Mortgage-backed securities	586,217	712	(8,572)	578,357
Total debt securities	1,335,120	15,836	(12,043)	1,338,913
Common equities and mutual funds	730	308	(10)	1,028
Total available for sale securities	$1,335,850	$16,144	$(12,053)	$1,339,941

At September 30, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE

	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$16,199	$8	$(2,263)	$13,944
Small business administration securities	54,493	1,563	-	56,056
Non-bank qualified obligations of states and political subdivisions	603,165	7,240	(1,815)	608,590
Mortgage-backed securities	580,165	1,283	(4,865)	576,583
Total debt securities	1,254,022	10,094	(8,943)	1,255,173
Common equities and mutual funds	639	283	(8)	914
Total available for sale securities	$1,254,661	$10,377	$(8,951)	$1,256,087

Held to Maturity At December 31, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE

	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,699	$102	$(102)	$20,699
Non-bank qualified obligations of states and political subdivisions	320,260	3,789	(890)	323,159
Mortgage-backed securities	70,376	-	(1,152)	69,224
Total held to maturity securities	$411,335	$3,891	$(2,144)	$413,082

At September 30, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE

	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,540	$60	$(187)	$19,413
Non-bank qualified obligations of states and political subdivisions	259,627	2,122	(419)	261,330
Mortgage-backed securities	66,577	-	(473)	66,104
Total held to maturity securities	$345,744	$2,182	$(1,079)	$346,847

Included in securities available for sale are trust preferred securities as follows:

At December 31, 2015 Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,987	$4,069	$(918)	BB+	Baa2
Huntington Capital Trust II SE	4,979	3,925	(1,054)	BB	Baa2
PNC Capital Trust	4,966	4,391	(575)	BBB-	Baa1
Total	$14,932	$12,385	$(2,547)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2015 Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,986	$4,189	$(797)	BB+	Baa2
Huntington Capital Trust II SE	4,979	4,076	(903)	BB	Baa2
PNC Capital Trust	4,965	4,402	(563)	BBB-	Baa1
Total	$14,930	$12,667	$(2,263)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

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

Generally accepted accounting principles require that, at acquisition, an enterprise classify debt securities into one of three categories: Available for sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company had no trading securities at December 31, 2015 and September 30, 2015.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and September 30, 2015, are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$-	$-	$12,385	$(2,547)	$12,385	$(2,547)
Small Business Administration securities	28,992	(235)	-	-	28,992	(235)
Non-bank qualified obligations of states and political subdivisions	20,924	(203)	34,033	(486)	54,957	(689)
Mortgage-backed securities	498,285	(7,635)	45,754	(937)	544,039	(8,572)
Total debt securities	548,201	(8,073)	92,172	(3,970)	640,373	(12,043)
Common equities and mutual funds	-	-	119	(10)	119	(10)
Total available for sale securities	$548,201	$(8,073)	$92,291	$(3,980)	$640,492	$(12,053)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$12,667	$(2,263)	$12,667	$(2,263)
Non-bank qualified obligations of states and political subdivisions	97,006	(860)	42,583	(955)	139,589	(1,815)
Mortgage-backed securities	448,988	(4,301)	48,079	(564)	497,067	(4,865)
Total debt securities	545,994	(5,161)	103,329	(3,782)	649,323	(8,943)
Common equities and mutual funds	-	-	121	(8)	121	(8)
Total available for sale securities	$545,994	$(5,161)	$103,450	$(3,790)	$649,444	$(8,951)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$3,763	$(8)	$8,560	$(94)	$12,323	$(102)
Non-bank qualified obligations of states and political subdivisions	114,703	(811)	9,679	(79)	124,382	(890)
Mortgage-backed securities	11,362	(140)	57,863	(1,012)	69,225	(1,152)
Total held to maturity securities	$129,828	$(959)	$76,102	$(1,185)	$205,930	$(2,144)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$5,528	$(34)	$7,964	$(153)	$13,492	$(187)
Non-bank qualified obligations of states and political subdivisions	78,663	(365)	4,136	(54)	82,799	(419)
Mortgage-backed securities	5,509	(43)	60,595	(430)	66,104	(473)
Total held to maturity securities	$89,700	$(442)	$72,695	$(637)	$162,395	$(1,079)

At December 31, 2015, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at December 31, 2015.

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

Available For Sale	AMORTIZED COST	FAIR VALUE
At December 31, 2015	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	3,202	3,269
Due after five years through ten years	416,377	425,445
Due after ten years	329,324	331,842
	748,903	760,556
Mortgage-backed securities	586,217	578,357
Common equities and mutual funds	730	1,028
Total available for sale securities	$1,335,850	$1,339,941

	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	1,174	1,207
Due after five years through ten years	370,087	376,394
Due after ten years	302,596	300,989
	673,857	678,590
Mortgage-backed securities	580,165	576,583
Common equities and mutual funds	639	914
Total available for sale securities	$1,254,661	$1,256,087

Held To Maturity	AMORTIZED COST	FAIR VALUE
At December 31, 2015	(Dollars in Thousands)

Due in one year or less	$225	$226
Due after one year through five years	9,488	9,475
Due after five years through ten years	143,173	145,014
Due after ten years	188,073	189,143
	340,959	343,858
Mortgage-backed securities	70,376	69,224
Total held to maturity securities	$411,335	$413,082

	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)

Due in one year or less	$95	$96
Due after one year through five years	8,411	8,430
Due after five years through ten years	140,145	140,505
Due after ten years	130,516	131,712
	279,167	280,743
Mortgage-backed securities	66,577	66,104
Total held to maturity securities	$345,744	$346,847

NOTE 6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At December 31, 2015 and September 30, 2015, unfunded loan commitments approximated $132.3 million and $158.3 million, respectively, excluding undisbursed portions of loans in process.  These unfunded loan commitments were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

At December 31, 2015, the Company had one commitment to purchase securities available for sale totaling $4.3 million.  The Company had two commitments to purchase securities available for sale totaling $7.9 million and three commitments to purchase securities held to maturity totaling $3.0 million at September 30, 2015.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans for the three months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2015	189,088	$25.74	3.16	$3,027
Granted	-	-		-
Exercised	(6,111)	28.90		99
Forfeited or expired	-	-		-
Options outstanding, December 31, 2015	182,977	$25.64	2.93	$3,701

Options exercisable, December 31, 2015	182,977	$25.64	2.93	$3,701

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2015	44,002	$40.80
Granted	1,000	45.00
Vested	(15,208)	41.54
Forfeited or expired	(313)	41.77
Nonvested shares outstanding, December 31, 2015	29,481	$40.56

At December 31, 2015, stock based compensation expense not yet recognized in income totaled $377,063, which is expected to be recognized over a weighted average remaining period of 1.83 years.

NOTE 8.	SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

In the Annual Report on Form 10-K for the year ended September 30, 2015, the Company reported its results of operations through three business segments: Meta Payment Systems, Retail Bank, and Other.  Effective October 1, 2015, segments are now aligned with the new management operating structure implemented by the Company for fiscal year 2016.  The Company accordingly has changed its basis of presentation for segments, and following such change, reports its results of operations through the following three business segments: Payments, Banking, and Corporate Services/Other.  Certain shared services, including the investment portfolio, which was included in the former Retail Bank segment, is now included in Corporate Services/Other.  AFS/IBEX and Refund Advantage were previously and are currently included in the Banking and Payments segments, respectively.  Prior periods have been reclassified to conform to the current period presentation.

The following tables present segment data for the Company for the three months ended December 31, 2015 and 2014, respectively.

	Payments	Banking	Corporate Services/Other	Total

Three Months Ended December 31, 2015
Interest income	$1,964	$8,851	$7,460	$18,275
Interest expense	40	253	427	720
Net interest income (expense)	1,924	8,598	7,033	17,555
Provision (recovery) for loan losses	80	706	-	786
Non-interest income	15,352	1,056	426	16,834
Non-interest expense	16,017	5,428	8,563	30,008
Income (loss) before tax	1,179	3,520	(1,104)	3,595

Total assets	51,359	735,222	2,173,653	2,960,234
Total deposits	2,341,783	227,260	-	2,569,043

	Payments	Banking	Corporate Services/Other	Total

Three Months Ended December 31, 2014
Interest income	$1,567	$6,941	$5,724	$14,232
Interest expense	45	279	337	661
Net interest income (expense)	1,522	6,662	5,387	13,571
Provision (recovery) for loan losses	-	48	-	48
Non-interest income	13,052	579	(957)	12,674
Non-interest expense	11,673	5,263	5,477	22,413
Income (loss) before tax	2,901	1,930	(1,047)	3,784

Total assets	41,096	599,027	1,467,940	2,108,063
Total deposits	1,554,114	234,765	-	1,788,879

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

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

ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

This ASU provides guidance on when a loan should be derecognized and collateral assets recognized during an in-substance repossession or foreclosure. The objective of this ASU is to eliminate diversity in practice related to the topic. The ASU states creditors are considered to have physical possession of residential real estate property when either the creditor obtains title for the property or the borrower transfers all interest in the property through a deed or other legal agreement. When physical possession occurs, the loan should be derecognized and collateral assets recognized. This update was effective for annual and interim periods beginning after December 15, 2014, and did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2014-14, Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

This ASU provides guidance on how to account for certain foreclosed government-guaranteed mortgage loans.  The creditor should recognize a separate other receivable in the amount the creditor expects to recover from the guarantor.  This update was effective for annual and interim periods beginning after December 15, 2014, and did not have a material impact on the Company’s consolidated financial statements.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at December 31, 2015 or September 30, 2015.

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

The following table summarizes the fair values of securities available for sale and held to maturity at December 31, 2015 and September 30, 2015.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At December 31, 2015
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred securities	$12,385	$-	$12,385	$-	$-	$-	$-	$-
Small business administration securities	84,671	-	84,671	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	20,699	-	20,699	-
Non-bank qualified obligations of states and political subdivisions	663,500	-	663,500	-	323,159	-	323,159	-
Mortgage-backed securities	578,357	-	578,357	-	69,224	-	69,224	-
Total debt securities	1,338,913	-	1,338,913	-	413,082	-	413,082	-
Common equities and mutual funds	1,028	1,028	-	-	-	-	-	-
Total securities	$1,339,941	$1,028	$1,338,913	$-	$413,082	$-	$413,082	$-

	Fair Value At September 30, 2015
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$13,944	$-	$13,944	$-	$-	$-	$-	$-
Small business administration securities	56,056	-	56,056	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	19,413	-	19,413	-
Non-bank qualified obligations of states and political subdivisions	608,590	-	608,590	-	261,330	-	261,330	-
Mortgage-backed securities	576,583	-	576,583	-	66,104	-	66,104	-
Total debt securities	1,255,173	-	1,255,173	-	346,847	-	346,847	-
Common equities and mutual funds	914	914	-	-	-	-	-	-
Total securities	$1,256,087	$914	$1,255,173	$-	$346,847	$-	$346,847	$-

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of December 31, 2015 and September 30, 2015.

	Fair Value at December 31, 2015
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
Commercial and multi-family real estate loans	$663	$-	$-	$663
Agricultural operating loans	1,218	-	-	1,218
Total	$1,881	$-	$-	$1,881

	Fair Value at September 30, 2015
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
Commercial and multi-family real estate loans	$663	$-	$-	$663
Agricultural operating loans	1,880	-	-	1,880
Total	$2,543	$-	$-	$2,543

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input

Impaired Loans, net	$1,881	Market approach	Appraised values (1)

 (1) The Company generally relies on external appraisers to develop this information.  Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input

Impaired Loans, net	$2,543	Market approach	Appraised values (1)

(1) The Company generally relies on external appraisers to develop this information.  Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2015 and September 30, 2015, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2015 and September 30, 2015.

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$293,147	$293,147	$293,147	$-	$-

Securities available for sale	1,339,941	1,339,941	1,028	1,338,913	-
Securities held to maturity	411,335	413,082	-	413,082	-
Total securities	1,751,276	1,753,023	1,028	1,751,995	-

Loans receivable:
One to four family residential mortgage loans	134,850	135,612	-	-	135,612
Commercial and multi-family real estate loans	322,125	328,503	-	-	328,503
Agricultural real estate loans	64,181	67,673	-	-	67,673
Consumer loans	34,868	34,590	-	-	34,590
Commercial operating loans	37,505	27,985	-	-	27,985
Agricultural operating loans	40,412	31,338	-	-	31,338
Premium finance loans	110,640	113,101	-	-	113,101
Total loans receivable	744,581	738,802	-	-	738,802

Federal Home Loan Bank stock	4,810	4,810	-	4,810	-
Accrued interest receivable	16,306	16,306	16,306	-	-

Financial liabilities
Noninterest bearing demand deposits	2,360,403	2,360,403	2,360,403	-	-
Interest bearing demand deposits, savings, and money markets	134,661	134,661	134,661	-	-
Certificates of deposit	73,979	73,408	-	73,408	-
Total deposits	2,569,043	2,568,472	2,495,064	73,408	-

Advances from Federal Home Loan Bank	57,000	58,228	-	58,228	-
Federal funds purchased	-	-		-
Securities sold under agreements to repurchase	2,007	2,007	-	2,007	-
Subordinated debentures	10,310	10,414	-	10,414	-
Accrued interest payable	229	229	229	-	-

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$27,658	$27,658	$27,658	$-	$-

Securities available for sale	1,256,087	1,256,087	914	1,255,173	-
Securities held to maturity	345,744	346,847	-	346,847	-
Total securities	1,601,831	1,602,934	914	1,602,020	-

Loans receivable:
One to four family residential mortgage loans	125,021	121,385	-	-	121,385
Commercial and multi-family real estate loans	310,199	314,372	-	-	314,372
Agricultural real estate loans	64,316	66,682	-	-	66,682
Consumer loans	33,527	33,504	-	-	33,504
Commercial operating loans	29,893	23,245	-	-	23,245
Agricultural operating loans	43,626	40,003	-	-	40,003
Premium finance loans	106,505	108,583	-	-	108,583
Total loans receivable	713,087	707,774	-	-	707,774

Federal Home Loan Bank stock	24,410	24,410	-	24,410	-
Accrued interest receivable	13,352	13,352	13,352	-	-

Financial liabilities
Noninterest bearing demand deposits	1,449,101	1,369,672	1,369,672	-	-
Interest bearing demand deposits, savings, and money markets	117,262	115,204	115,204	-	-
Certificates of deposit	91,171	91,304	-	91,304	-
Total deposits	1,657,534	1,576,180	1,484,876	91,304	-

Advances from Federal Home Loan Bank	7,000	8,630	-	8,630	-
Federal funds purchased	540,000	540,000	-	540,000	-
Securities sold under agreements to repurchase	4,007	4,007	-	4,007	-
Subordinated debentures	10,310	10,416	-	10,416	-
Accrued interest payable	272	272	272	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2015 and September 30, 2015.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at December 31, 2015 or September 30, 2015.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

The Company recorded a total of $36.9 million of goodwill during the fiscal year ended September 30, 2015, due to two separate business combinations – $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014, and $25.4 million in goodwill in connection with the purchase of substantially all of the assets and liabilities of Fort Knox Financial Services Corporation and its subsidiary (collectively referred to as “Refund Advantage”) on September 8, 2015.  The goodwill associated with these transactions is deductible for tax purposes.

As part of the each business combination, the Company also recognized the following amortizable intangible assets:

AFS/IBEX Intangible	Amount	Book Amortization Period (Years)	Method

Trademark	$540	15	Straight Line
Non-Compete	$260	3	Straight Line
Customer Relationships	$7,240	30	Accelerated
Other	$173	Varied	Straight Line

Refund Advantage Intangible	Amount	Book Amortization Period (Years)	Method

Trademark	$4,950	15	Accelerated
Non-Compete	$40	3	Straight Line
Customer Relationships	$18,800	12 to 20	Accelerated
Other	$329	Varied	Straight Line

The changes in the carrying amount of the Company’s goodwill and intangible assets for the three months ended December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(Dollars in Thousands)
Goodwill
Beginning Balance	$36,928	$-
Acquisitions during the period	-	11,578
Write-offs during the period	-	-
Ending Balance	$36,928	$11,578

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577
Acquisitions during the period	-	-	-	54	54
Amortization during the period	(72)	(25)	(1,064)	(52)	(1,213)
Write-offs during the period	-	-	-	-	-
Balance as of December 31, 2015	$5,367	$202	$23,747	$3,102	$32,418

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the three months ended December 31, 2015 and 2014.  The annual goodwill impairment test will be conducted at September 30, 2016.

NOTE 12.	INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.  Total income tax expense differs from expected tax for the three months ended December 31, 2015 and 2014 as follows:

	Income Tax Expense (Benefit) For The Three Months Ended
	December 31, 2015	December 31, 2014
	(Dollars in Thousands)

Income tax expense at federal tax rate	$1,258	$1,324
Increase (decrease) resulting from:
State income taxes net of federal benefit	167	119
Nontaxable buildup in cash surrender value	(131)	(100)
Incentive stock option expense	(18)	-
Tax exempt income	(1,790)	(1,068)
Nondeductible expenses	39	12
Other, net	12	(98)
Total income tax expense (benefit)	$(463)	$189

The Company’s effective tax for the three months ended December 31, 2015 decreased as compared to the three months ended December 31, 2014 primarily due to the level of tax exempt income as compared to overall pre-tax income.

NOTE 13.	REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

On July 21, 2011, pursuant to the Dodd Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve.  The OCC, as the Bank’s primary federal regulator, is responsible for the ongoing examination, supervision and regulation of the Bank.  The Dodd Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing federal savings banks.  The Federal Reserve is responsible for the ongoing examination, supervision and regulation of the Company.  A consent order that had been in effect was terminated on May 21, 2015 by the Federal Reserve.  Prior to passage of the Dodd-Frank Act, the OTS had issued supervisory directives to the Bank, consent orders to the Bank and the Company, and had taken other regulatory action to require the Bank to reimburse certain consumers in connection with a credit program that was discontinued.  All supervisory directives have been terminated, and on August 7, 2014, the OCC terminated the Bank’s Consent Order.

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to the categorization of deposit liabilities as "brokered" deposits. On November 13, 2015, the FDIC issued for comment updated and annotated FAQs.

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

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the quarter ended December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

META FINANCIAL GROUP, INC®.
AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

Meta Financial Group, Inc.®, (“Meta Financial” or “the Company” or “us”) and its wholly-owned subsidiary, MetaBank® (the “Bank” or “MetaBank”), may from time to time make written or oral “forward-looking statements,” including statements contained in this Quarterly Report on Form 10-Q, in its other filings with the Securities and Exchange Commission (“SEC”), in its reports to stockholders, and in other communications by the Company and the Bank, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning.  You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand the potential benefits of the acquisition of Fort Knox Financial Services Corporation and its wholly-owned subsidiary, Tax Product Services LLC (collectively, “Fort Knox” or “Refund Advantage”); important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company's employees.  The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the businesses of the Bank and Fort Knox may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; the risk that sales of Fort Knox products by the Bank may not be as high as anticipated; the expected growth opportunities or cost savings from the acquisition may not be fully realized or may take longer to realize than expected; customer losses and business disruption following the acquisition, including adverse effects on relationships with former or current employees of Fort Knox, may be greater than expected; regulatory reception to the Fort Knox business may not be as anticipated and the Company may incur unanticipated or unknown losses or liabilities on a post-acquisition basis, including risks similar to those expressed above, especially given the Company’s entry into a new line of business; the risk that the Company may incur unanticipated or unknown losses or liabilities as a result of the completion of the transaction with Fort Knox; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of, and acceptance of new products and services, offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; any actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry, our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the MPS division; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our deposit base, a substantial portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

The foregoing list of factors is not exclusive.  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Additional discussions of factors affecting the Company’s business and prospects are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and its periodic filings with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at December 31, 2015, compared to September 30, 2015, and the consolidated results of operations for the three months ended December 31, 2015 and 2014.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2015.

OVERVIEW OF CORPORATE DEVELOPMENTS

Tax refund-related credit:  MetaBank launched a new loan advance product available to eligible customers of our Refund Advantage Electronic Return Originators (“EROs”) and Liberty Tax franchisees.  The product is offered with no incremental fees or interest charges to the borrower (with the tax preparer paying applicable fees) and repayments are contingent upon receipt of future tax refunds.  This solution provides our network of over 10,000 EROs and Liberty Tax franchisees with an opportunity to attract new clients to their current customer base.  Activity for the program began in late January 2016 and is expected to continue through the tax season.  The Bank also plans to offer additional new credit products in 2016.

ClearBalance Partnership:  During the first quarter, the Bank entered into an agreement with ClearBalance, one of the healthcare industry’s leading providers of consumer-friendly patient loans.  The Bank will provide commercial financing for a number of ClearBalance’s loan programs, and will help bring improved financial solutions to patients who struggle with healthcare costs.

On December 17, 2015, Meta closed previously announced private placement transactions to accredited investors, issuing an aggregate of 266,430 shares of its common stock for consideration of approximately $11.7 million.  Meta is using the net proceeds from this stock issuance to support increased balance sheet growth and costs associated with recently executed agreements with multiple payment solutions providers.

On November 9, 2015, the Bank announced that it had enhanced its partnership with financial dignity nonprofit Operation HOPE to establish financial literacy education programs and counseling services to cardholders over the next four years.  With this partnership, MetaBank joins Operation HOPE’s national mission to empower the underserved.

The Company recorded net income of $4.1 million for the three months ended December 31, 2015, compared to net income of $3.6 million for the first quarter of fiscal year 2015.  The increase in net income was primarily due to an increase of $4.1 million in non-interest income and an increase of $4.0 million in net interest income, partially offset by an increase of $7.6 million in non-interest expense.

Card fee income increased $2.2 million, or 17%, for the fiscal 2016 first quarter when compared to the same quarter in fiscal 2015, primarily due to the addition of new and increased business from existing business partners.

Overall cost of funds for the Company averaged 0.12% during the fiscal 2016 first quarter, compared to 0.14% for the prior year first quarter.

Total loans, net of allowance for loan losses, increased $30.8 million, or 4%, to $737.1 million at December 31, 2015 compared to September 30, 2015.

The average net interest yield MPS received for its deposits was 1.39% in the fiscal 2016 first quarter and 1.42% in the comparable 2015 period.

The Company’s tangible book value per common share outstanding increased by $1.33, or 5%, to $25.93 per share at December 31, 2015, from $24.60 per share at September 30, 2015.  This increase is primarily attributable to increases in additional paid-in capital due to the Company’s fiscal 2016 first quarter capital raise.  The tangible book value per common share outstanding excluding accumulated other comprehensive income (“AOCI”) was $25.45 as of December 31, 2015, compared to $24.30 as of September 30, 2015.  Book value per common share outstanding increased by $0.86, or 3%, to $34.10 per share at December 31, 2015, from $33.24 per share at September 30, 2015.

Non-performing assets (“NPAs”) were 0.22% of total assets at December 31, 2015, compared to 0.31% at September 30, 2015, and 0.33% at June 30, 2015.

FINANCIAL CONDITION

At December 31, 2015, the Company’s assets grew by $430.5 million, or 17%, to $2.96 billion compared to $2.53 billion at September 30, 2015.  The increase in assets was due primarily to increases in cash and cash equivalents, the investment securities portfolio, and net loans receivable, offset in part by a decrease in Federal Home Loan Bank (“FHLB”) stock.

Total cash and cash equivalents were $293.1 million at December 31, 2015, an increase of $265.4 million from $27.7 million at September 30, 2015.  The increase primarily was the result of the Company’s increased liquidity from an increase in deposits, primarily due to low-cost deposits generated by the MPS division.  In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.  At December 31, 2015, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities increased $149.4 million, or 9.3%, to $1.75 billion at December 31, 2015, as compared to $1.60 billion at September 30, 2015, as related investment purchases exceeded maturities, sales, and principal pay downs.  The Company’s portfolio of securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives, and very high quality non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less.  Of the total of $648.7 million of MBS, $578.3 million are classified as available for sale, and $70.4 million are classified as held to maturity.  Of the total of $1.10 billion of investment securities, $761.6 million are classified as available for sale and $341.0 million are classified as held to maturity.  During the three month period ended December 31, 2015, the Company purchased a gross amount of $66.6 million of MBS with average lives much shorter than their stated final maturity dates of 30 years or less (primarily due to anticipated prepayments or seasoning), as well as $79.1 million of investment securities available for sale and $63.5 million of investment securities held to maturity, primarily Ginnie Mae (“GNMA”) backed municipal housing securities.  These securities are NBQ, tax free municipal securities that receive principal and interest directly from the underlying GNMA pool.  These bonds are also convertible, at our request, directly into the GNMA MBS securing the bond.

The Company’s portfolio of net loans receivable increased $30.8 million, or 4%, to $737.1 million at December 31, 2015 from $706.3 million at September 30, 2015.  This increase primarily relates to growth in retail bank and premium finance loans of $25.1 million and MPS loans of $9.2 million, including $7.6 million related to Refund Advantage ERO operating loans.  Of the $322.1 million in commercial and multi-family real estate loans, $54.0 million is considered high-volatility commercial real estate (“HVCRE”).  While such HVCRE is risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets has been inconsequential in terms of the Company’s capital ratios.

The Company owns stock in the FHLB due to the Bank’s membership in this banking system.  The FHLB requires a level of stock investment based on a pre-determined formula based on membership and participation, primarily the FHLB’s advances (i.e. lending programs).  The Company’s investment in such stock decreased $19.6 million to $4.8 million at December 31, 2015, from $24.4 million at September 30, 2015.  The decrease directly correlates with the lower overnight federal funds held at the FHLB.

Total deposits increased $911.5 million, or 55%, at December 31, 2015, from September 30, 2015, some of which increase related to payroll processing timing, with the remainder primarily related to the increase in non-interest bearing deposits.  Deposits attributable to MPS increased by $917.5 million, or 64%, to $2.34 billion at December 31, 2015, compared to $1.42 billion at September 30, 2015.  Additionally, certificates of deposits decreased by $17.2 million to $74.0 million primarily related to a decrease in public funds on deposit as planned by the Company.  The average balance of total deposits and interest-bearing liabilities was $2.38 billion for the three month period ended December 31, 2015, compared to $1.92 billion for the same period in the prior fiscal year.  The average balance of non-interest bearing deposits for the three month period ended December 31, 2015, increased by $341.9 million, or 24% to $1.76 billion at December 31, 2015, compared to $1.42 billion for the same period in the prior fiscal year.

Total borrowings decreased $492.0 million from $561.3 million at September 30, 2015, to $69.3 million at December 31, 2015, primarily due to the decrease of federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday through Wednesday, which are typically paid down on Thursday and Friday.  Accordingly, our level of borrowings may fluctuate significantly on any particular quarter end date.

At December 31, 2015, the Company’s stockholders’ equity totaled $289.5 million, an increase of $18.2 million, from $271.3 million at September 30, 2015.  The increase was primarily due to the previously discussed private placement transactions.  To a lesser extent, the increase was also attributable to net earnings, offset by dividends paid. At December 31, 2015, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

Non-performing Assets and Allowance for Loan Losses

Generally, when a loan becomes delinquent 90 days or more for the majority of loan segments and 210 days or more for premium finance or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income.  The loan will remain on a non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance, typically after six months.

The Company believes that the level of allowance for loan losses at December 31, 2015 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.  The Company has very little exposure to oil and gas producers.

	Non-Performing Assets As Of
	December 31, 2015	September 30, 2015
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$23	$24
Commercial & Multi Family Real Estate	897	904
Agricultural Operating	4,832	5,132
Total (1)	5,752	6,060

Accruing Loans Delinquent 90 Days or More
Consumer	26	13
Premium Finance	856	1,728
Total	882	1,741

Total Non-Performing Loans	6,634	7,801

Other Assets

Total Other Assets	-	-

Total Non-Performing Assets	$6,634	$7,801
Total as a Percentage of Total Assets	0.22%	0.31%

(1)
The Company had no non-performing TDRs as of December 31, 2015 and September 30, 2015.In addition, the Company had $0.5 million and $0.6 million of performing TDRs in accordance with their terms at December 31, 2015 and September 30, 2015, respectively.

At December 31, 2015, non-performing loans totaled $6.6 million, representing 0.89% of total loans, compared to $7.8 million, or 1.09% of total loans at September 30, 2015.

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

On the basis of management’s review of its loans and other assets, at December 31, 2015, the Company had classified a total of $7.6 million of its assets as substandard and $2.5 million as doubtful or loss.  This compares to classifications at September 30, 2015 of $11.9 million as substandard and none as doubtful or loss.  See Note 3 to the Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s loss rates over the past five years were very low.  Notwithstanding these signs of improvement, the Bank does not believe it is likely these low loss conditions will continue indefinitely.  All of the Bank’s four market areas have indirectly benefitted from a stable agricultural market.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past five years.  Management expects that future losses in this portfolio could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

At December 31, 2015, the Company had established an allowance for loan losses totaling $6.7 million, compared to $6.3 million at September 30, 2015, with the increase due to an increase in the provision for loan losses of $0.7 million, primarily due to loan growth and net charge offs of $0.4 million for the three month period ended December 31, 2015.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2015 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with U.S. GAAP.  The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that:  (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2015, and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both December 31, 2015 and September 30, 2015 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

In addition, goodwill and intangible assets are tested annually as of our fiscal year end for impairment or more often if conditions indicate a possible impairment.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate future cash flows, risk-adjusted discount rates, future economic and market conditions, comparison of the Company’s market value to book value and determination of appropriate market comparables.  Actual future results may differ from those estimates.

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

Security Impairment.  Management monitors the investment securities portfolio for impairment on a security by security basis.  Management has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, monitoring changes in value, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

RESULTS OF OPERATIONS

General.
The Company recorded net income of $4.1 million, or 49 cents per diluted share, for the three months ended December 31, 2015, compared to net income of $3.6 million, or 58 cents per diluted share, for the same period in fiscal year 2015.  The increase in net income was primarily due to an increase of $4.1 million in non-interest income and an increase of $4.0 million in net interest income, offset by an increase of $7.6 million in non-interest expense.

Net Interest Income.  Net interest income for the fiscal 2016 first quarter increased by $4.0 million, or 29%, to $17.6 million from $13.6 million for the same period in the prior fiscal year primarily due to growth in loans receivable, contributing to increased loan interest income.  Additionally, the overall increase was driven by higher volumes and yields attained from other investments, primarily high credit quality tax-exempt municipal bonds.  Overall growth in interest-earning assets continues to be facilitated by the continued expansion of MPS deposits.  Also, interest expense increased slightly from the comparable 2015 quarter. Net Interest Margin (“NIM”) increased from 3.00% in the fiscal 2015 first quarter to 3.21% in the fiscal 2016 first quarter.  This substantial expansion in NIM relates to a better mix of interest-earning assets, where loan volume and high credit quality, purchases of tax- exempt municipal securities continued to increase while the allocation to government-related MBS continued to shrink on a percentage basis.   NIM expanded from 3.09% in the Company’s fourth quarter ended September 30, 2015, to 3.21% in the first quarter ended December 31, 2015, partially due to a tailwind effect of security portfolio restructurings executed in the fiscal 2015 fourth quarter; During this quarter, the Company increased book yield immediately, choosing to forego only a small portion of potential yield increases should longer -term rates rise.

Overall, when using a taxable equivalent yield (“TEY”), the Company’s interest earning asset yield increased by 20 basis points in the fiscal 2016 first quarter, compared to the fiscal 2015 first quarter, primarily driven by improved earning asset mix, including a 38% increase in average balances within the loan portfolio, and increased yields and volume achieved in other investments, particularly the substantial increase in tax-exempt municipal securities.  The yield achieved on this growing loan portfolio is much higher than similar duration investments, particularly for the AFS/IBEX loans, making the increased loan portfolio asset mix more desirable.  The yield on non-MBS investment securities increased by 22 basis points on a TEY basis.  The yield on government-related MBS decreased two basis points.  Average quarterly TEY on the securities portfolio increased by 21 basis points in the first quarter of fiscal 2016 compared to the same quarter of the prior year driven by larger volume and yields achieved in non-MBS, particularly the high credit quality, tax-exempt securities.  Net interest margin also was positively impacted by a two basis point decrease in the total cost of funds.  This decrease was primarily due to increasing MPS deposits.  The Company’s average interest-earning assets for the fiscal 2016 first quarter grew by $490.4 million, or 24%, to $2.52 billion, up from $2.03 billion during the same quarter last fiscal year.

The Company’s average total deposits and interest-bearing liabilities for the 2016 first fiscal quarter increased $462.7 million, or 24%, to $2.38 billion from $1.92 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits and short-term borrowings, slightly offset by a decrease in time deposits.  MPS average quarterly deposits for the 2016 first fiscal quarter increased $351.3 million, or 25%, from the same period last year.  This increase resulted almost entirely from growth in core prepaid card programs and the addition of several new prepaid partners.  The Company’s average short-term borrowings for the 2016 first fiscal quarter increased $151.0 million from the same period last year.  Overall, rates on all deposits and interest-bearing liabilities decreased by two basis points from 0.14% in the 2015 first fiscal quarter to 0.12% in the 2016 period.  At December 31, 2015, low-cost checking deposits represented 95% of total deposits compared to 93% one year earlier.

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

Three Months Ended December 31,	2015			2014
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding Balance	Earned / Paid	Yield / Rate	Outstanding Balance	Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$734,784	$8,319	4.50%	$533,307	$6,396	4.76%
Mortgage-backed securities	679,094	3,713	2.18%	689,430	3,824	2.20%
Other investments and fed funds sold	1,104,953	6,243	3.25%	805,699	4,012	2.80%
Total interest-earning assets	2,518,831	$18,275	3.33%	2,028,436	$14,232	3.13%
Non-interest-earning assets	167,880			85,230
Total assets	$2,686,711			$2,113,666

Non-interest bearing deposits	$1,757,603	$-	0.00%	$1,415,707	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	34,537	21	0.24%	35,833	22	0.24%
Savings	45,599	6	0.05%	27,666	15	0.22%
Money markets	44,846	18	0.16%	40,005	16	0.16%
Time deposits	85,656	118	0.55%	126,508	179	0.56%
FHLB advances	117,870	206	0.69%	7,000	125	7.08%
Overnight fed funds purchased	278,924	238	0.34%	238,753	181	0.30%
Other borrowings	13,547	113	3.32%	24,397	123	2.00%
Total interest-bearing liabilities	620,979	720	0.46%	500,162	661	0.52%
Total deposits and interest-bearing liabilities	2,378,582	$720	0.12%	1,915,869	$661	0.14%
Other non-interest bearing liabilities	33,341			18,838
Total liabilities	2,411,923			1,934,707
Stockholders' equity	274,788			178,959
Total liabilities and stockholders' equity	$2,686,711			$2,113,666
Net interest income and net interest rate spread including non-interest bearing deposits		$17,555	3.21%		$13,571	2.99%

Net interest margin			3.21%			3.00%

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield.

Three Months Ended December 31,	2015			2014
(Dollars in Thousands)	Average	Interest		Average	Interest
	Outstanding Balance	Earned / Paid	Yield / Rate	Outstanding Balance	Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	$679,094	$3,713	2.18%	$689,430	$3,824	2.20%
*Other investments	1,043,643	6,064	3.38%	708,722	3,883	3.16%
Total Securities Portfolio Assets	$1,722,737	$9,777	2.90%	$1,398,152	$7,707	2.69%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for the three months ended December 2015 is 34%
(2)	Tax rate used to arrive at a TEY for the three months ended December 2014 is 34%

Provision for Loan Losses.  The Company recorded a $0.8 million provision for loan losses in the three month period ended December 31, 2015, as compared to a $48,000 provision for the same period of fiscal year 2015.  The current period provision was primarily due to loan growth and a premium finance loan charge off.  See Note 4 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2016 first quarter increased by $4.1 million, or 33%, to $16.8 million from $12.7 million for the same period in the prior fiscal year.  The change was mainly due to an increase of $2.2 million in card fee income from new and existing business partners and a prior period loss on sale of securities available for sale of $1.3 million.  Fees earned on payments‑related programs increased to $15.3 million for the first quarter of fiscal year 2016, compared to $13.1 million for the same period in fiscal year 2015.

Non-Interest Expense.  Non-interest expense increased $7.6 million, or 34%, to $30.0 million, for the first quarter of fiscal year 2016, as compared to $22.4 million for the same period in fiscal year 2015.

Compensation expense increased $4.1 million, or 39%, to $14.6 million for the three months ended December 31, 2015, as compared to $10.5 million for the same period in fiscal year 2015, primarily as a result of additional product development and IT developer staffing to support the Company’s growth initiatives, the AFS/IBEX transaction, the Refund Advantage transaction, and to prepare for other potential growth opportunities.  There was one large processor conversion in the quarter related to a new program manager that also impacted expenses.  The Company expects the percentage increase in compensation expense to decline later in fiscal 2016 and in fiscal 2017, excluding compensation increases related to potential acquisitions.

Other expense increased $2.1 million for the three months ended December 31, 2015, with $1.1 million relating to amortization of intangibles and $0.3 million in regulatory expenses primarily relating to an increase in FDIC insurance due to brokered deposit classification guidance and higher deposit balances.

Income Tax.  Income tax benefit for the first quarter of fiscal year 2016 was $0.5 million, or an effective tax rate of (12.9%), compared to income tax expense of $0.2 million, or an effective tax rate of 5.0%, for the same period in the prior fiscal year.  The decrease in the effective tax rate is mainly due to an increase in tax-exempt income compared to pre-tax book income, highlighting one of the benefits of the growing tax-exempt municipal portfolio.  Meta anticipates an increased effective tax rate beginning in the second quarter of fiscal 2016 due to increased taxable income the remainder of the fiscal year.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2015, the Company had commitments to originate and purchase loans and unused lines of credit totaling $132.3 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Pursuant to the Basel III Capital Rules, the Company and Bank, respectively, are subject to new regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Prior to January 1, 2015, our Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  At December 31, 2015, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.

	Company		Bank		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2015	Actual Amount	Ratio	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

Tier 1 (core) capital (to adjusted total assets)	$240,816	9.13%	$217,728	8.27%	$105,301	4.00%	$131,627	5.00%
Common equity Tier 1 (to risk-weighted assets)	233,870	20.38	217,728	18.98	51,627	4.50	74,572	6.50
Tier 1 (core) capital (to risk-weighted assets)	240,816	20.98	217,728	18.98	68,836	6.00	91,781	8.00
Total qualifying capital (to risk-weighted assets)	247,558	21.57	223,445	19.48	91,781	8.00	114,726	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

Standardized Approach (1) December 31, 2015
(Dollars in Thousands)

Total equity	$289,577
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	36,416
LESS: Certain other intangible assets	12,967
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	2,243
LESS: Net unrealized gains (losses) on available-for-sale securities	4,081
Common Equity Tier 1 (1)	233,870
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	3,364
Total Tier 1 capital	240,816
Allowance for loan losses	6,742
Total qualifying capital	247,558

(1)	Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio. Those changes became effective for the Company on January 1, 2015, and are being fully phased in through the end of 2021. The capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015.

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, the Company and Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, equivalent to 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios, at which point, the requirement  for common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. If the capital conservation buffer were in effect at December 31, 2015, the Company and Bank would exceed the requirement.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models -100, +100, +200, +300, and +400 basis point parallel shifts in market interest rates over the next one-year period.  Due to the current low level of interest rates, only a -100 basis point parallel shift is represented.

The Company is outside policy limits for the -100 scenario while within Board policy limits for all rising rate scenarios using the snapshot as of December 31, 2015, as required by regulation.  The table below shows the results of the scenarios as of December 31, 2015:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of December 31, 2015	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-9.8%	8.9%	15.7%	22.3%	28.7%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at December 31, 2015 shows that in an increasing interest rate environment, more assets than liabilities will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s business and deposits are very predictable and cyclical on a weekly, monthly, and yearly basis. For example, yearly cyclicality is related to the Company dollar cost averaging its investment security purchases into its sizable deposit growth period related to both Christmas and income tax season.  Doing so increases the overall average level of borrowings over the short term which are paid down as these large deposit inflows are realized. The Company’s IRR results may vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the corresponding, prefunded deposits are received.  First, static IRR was positively affected because fiscal first quarter 2016 ended on a Thursday, which, due to payroll processing and certain other programs, tends to necessitate a lower than average amount of overnight federal funds purchased.  Second, certain government programs were prefunded on December 24, and 28, of 2015, and the corresponding deposits were received on December 31, rather than the 1st of the following month as is typically the case.  Although this timing difference allowed program participants to spend the prefunded amounts, static IRR was not impacted as the corresponding deposits were received by the end of the month. Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable, weekly, monthly and yearly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors, and others would view as the Company’s true IRR positioning.  Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and anticipate outcomes where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.

For management to better understand the IRR position of the Bank, an alternative IRR run was completed in which all December 31, 2015 values were utilized with the exception of overnight borrowings, non-interest bearing deposits, cash due from banks, and non-earning assets. To eliminate potential timing issues documented above, quarterly average balances were utilized for overnight borrowings, non-interest bearing deposits, and cash due from banks.  Management feels this view on IRR, while still subject to some yearly cyclicality, more accurately portrays the Banks IRR position.  As noted in the below chart, the alternative EAR results are more normalized as timing issues in deposits and overnight borrowings are removed. However, the alternative EAR results are somewhat subject to yearly cyclicality in the fiscal first quarter. The Company, during the first quarter, began dollar cost averaging its investment security purchases into its sizable deposit growth period related to both Christmas and income tax season. Doing so serves two main purposes. First, it extends the time period during which the Company is making sizable investment security purchases and enhances its ability to take advantage of potential opportunities in the market, while reducing the potential of being forced to put money to work during a time period where yields and returns may be temporarily depressed due to outside forces. Secondly, it enhances the earnings stream throughout the quarter as the Company adds to its interest earning asset base. However, making these investments before the predictable, cyclical Christmas and tax related deposits arrive can cause a temporary increase in quarterly average borrowings until the deposits arrive in the fiscal second quarter.

The Company would be within policy limits in all rising rate scenarios but slightly out of compliance in the -100 scenario utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-6.6%	1.4%	0.7%	-0.3%	-1.6%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The Company anticipates improved alternative IRR results in the second fiscal quarter as the Company receives its predictable, cyclical tax related deposits, thereby lowering its average borrowings and increasing its average non-interest bearing deposit base.  The Company also anticipates improved IRR results as it continues the integration of AFS/IBEX, the addition of ClearBalance loans, and the continuation of execution on its strategic plan, particularly in a rising interest rate environment.

Net Sensitive Earnings at Risk as of December 31, 2015

Balances as of December 31, 2015
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	712,775	27.5%	35,203	37,137	39,189	41,276	43,352	45,478
Total Investments (non-TEY) and other Earning Assets	1,879,080	72.5%	32,501	38,238	44,148	48,476	52,690	56,717
Total Interest -Sensitive Income	2,591,855	100.0%	67,704	75,375	83,337	89,752	96,042	102,195
Total Interest-Bearing Deposits	2,569,043	97.8%	429	595	1,458	2,319	3,181	4,043
Total Borrowings	59,007	2.2%	491	709	1,229	1,749	2,269	2,789
Total Interest-Sensitive Expense	2,628,050	100.0%	920	1,304	2,687	4,068	5,450	6,832

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	712,775	30.0%	35,203	37,137	39,189	41,276	43,352	45,478
Total Investments (non-TEY) and other Earning Assets	1,664,571	70.0%	32,501	37,700	41,435	43,555	45,525	47,277
Total Interest -Sensitive Income	2,377,346	100.0%	67,704	74,837	80,624	84,831	88,877	92,755
Total Interest-Bearing Deposits	1,962,992	83.1%	428	595	1,445	2,294	3,144	3,994
Total Borrowings	398,746	16.9%	790	3,046	6,954	10,862	14,771	18,679
Total Interest-Sensitive Expense	2,361,738	100.0%	1,218	3,641	8,399	13,156	17,915	22,673

The Company believes that its growing portfolio of non-interest bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less increase expected relative to other banks.  When not able to match loan growth to deposit growth, the Company continues to execute its investment strategy of primarily purchasing NBQ municipal bonds and agency MBS, however, the Bank reviews opportunities to add diverse, high quality securities at attractive relative rates when opportunities present themselves.  The NBQ municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation for NBQ municipal bonds uses the Company’s cost of funds as one of its components.  With the Company’s large volume of non-interest bearing deposits, the tax equivalent yield for these NBQ municipal bonds is higher than a similar term investment in other investment categories of similar risk and higher than most other banks can realize on the same instruments.  The above interest income figures are quoted on a pre-tax basis which is particularly notable due to the size of the Company’s tax-exempt municipal portfolio.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments, is derived under each rate scenario.  The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models immediate -100, +100, +200, +300 and +400 basis point parallel shifts in market interest rates.  Due to the current low level of interest rates, only a -100 basis point parallel shift is represented.

The Company is within Board policy limits for all scenarios. The table below shows the results of the scenarios as of December 31, 2015:

Economic Value Sensitivity as of December 31, 2015

Balances as of December 31, 2015	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-6.2%	2.6%	3.7%	3.9%	3.9%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at December 31, 2015, shows that as interest rates increase immediately, the economic value of equity position will increase from the base.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-2.0%	-1.7%	-4.8%	-8.6%	-12.3%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes, shows that as interest rates increase immediately, the economic value of equity position will decrease, partially due to the size of the assets in relation to liabilities. The results also suffered from the cyclical issues noted above due to the dollar cost averaging of purchases and the corresponding higher quarterly average borrowing. Improved results are anticipated as the Company receives the corresponding tax related non-interest bearing deposits.

Detailed Economic Value Sensitivity as of December 31, 2015

The following table details the economic value sensitivity to changes in market interest rates at December 31, 2015, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that in all rising interest rate scenarios, total assets are less sensitive, than total liabilities. Investments and other earning assets contribute to sensitivity, largely due to fixed rate securities investments.  This sensitivity is offset by the non-interest bearing deposits.

Balances as of December 31, 2015
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	712,775	24%	1.8%	-1.9%	-3.9%	-5.8%	-7.6%
Total Investment	1,879,080	63%	3.6%	-4.1%	-8.3%	-12.4%	-16.2%
Other Assets	367,646	12%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	2,959,501	100%	2.9%	-3.3%	-6.7%	-10.0%	-13.0%
Interest Bearing Deposits	208,640	8%	3.2%	-1.9%	-3.6%	-5.2%	-18.0%
Non-Interest Bearing Deposits	2,360,403	88%	6.4%	-5.9%	-11.3%	-16.2%	-20.7%
Total Borrowings & Other Liabilities	117,022	4%	0.2%	-0.2%	-0.5%	-0.7%	-0.9%
Liabilities	2,686,065	100%	5.8%	-5.2%	-10.0%	-14.4%	-18.4%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that in all rising interest rate scenarios, total assets are less sensitive, than total liabilities.

Alternative IRR Results
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	712,775	24%	1.8%	-1.9%	-3.9%	-5.8%	-7.6%
Total Investment	1,664,571	56%	4.0%	-4.6%	-9.3%	-13.8%	-18.1%
Other Assets	582,154	20%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	2,959,500	100%	2.9%	-3.3%	-6.7%	-10.0%	-13.0%
Interest Bearing Deposits	204,550	8%	3.1%	-1.8%	-3.5%	-5.1%	-16.8%
Non-Interest Bearing Deposits	1,758,441	65%	6.5%	-5.9%	-11.3%	-16.2%	-20.7%
Total Borrowings & Other Liabilities	723,074	27%	0.0%	0.0%	-0.1%	-0.1%	-0.2%
Liabilities	2,686,065	100%	4.2%	-3.8%	-7.2%	-10.3%	-13.2%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1.	Legal Proceedings. – See “Legal Proceedings” of Note 7 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors. - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of Corporate Developments, During the quarter ended December 31, 2015, Meta issued shares of its common stock to institutional investors in private placement transactions in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 of Regulation D as promulgated by the SEC under the 1933 Act.  Meta previously disclosed the closing of the private placement transactions in its Current Report on Form 8-K filed with the SEC on December 17, 2015.

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. - Not Applicable

Item 5.	Other Information. – None

Item 6.	Exhibits.

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: February 4, 2016	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: February 4, 2016	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of December 7, 2015 (incorporated by reference to Exhibit 10.1 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on December 8, 2015).

10.2
Registration Rights Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of December 17, 2015 (incorporated by reference to Exhibit 10.2 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on December 17, 2015).

10.3
Registration Rights Agreement by and among Meta Financial Group, Inc. and BEP IV LLC and BEP Investors LLC, dated as of December 17, 2015 (incorporated by reference to Exhibit 10.1 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on December 17, 2015).

10.4
Investor Rights Agreement by and among Meta Financial Group, Inc. and BEP IV LLC and BEP Investors LLC, dated as of December 17, 2015 (incorporated by reference to Exhibit 10.3 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on December 17, 2015).

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