Form 10-Q
period 2016-03-31
META FINANCIAL GROUP INC
filed 2016-05-05
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒  NO .☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (Check one):

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 2, 2016:
Common Stock, $.01 par value	8,504,034 Common Shares
Nonvoting Common Stock, $.01 par value	0 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	March 31, 2016	September 30, 2015

Cash and cash equivalents	$39,480	$27,658
Investment securities available for sale	866,152	679,504
Mortgage-backed securities available for sale	688,952	576,583
Investment securities held to maturity	417,271	279,167
Mortgage-backed securities held to maturity	68,497	66,577
Loans receivable - net of allowance for loan losses of $7,431 at March 31, 2016 and $6,255 at September 30, 2015	777,451	706,255
Federal Home Loan Bank Stock, at cost	22,431	24,410
Accrued interest receivable	15,783	13,352
Premises, furniture, and equipment, net	18,212	17,393
Bank-owned life insurance	56,584	45,830
Goodwill	36,928	36,928
Intangible assets	31,272	33,577
Prepaid assets	10,014	9,360
Deferred taxes	787	6,997
Meta Payment Systems accounts receivable	6,235	5,337
Other assets	15,693	777

Total assets	$3,071,742	$2,529,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,013,783	$1,449,101
Interest-bearing checking	37,469	33,320
Savings deposits	73,357	41,720
Money market deposits	44,351	42,222
Time certificates of deposit	51,801	91,171
Total deposits	2,220,761	1,657,534
Advances from Federal Home Loan Bank	7,000	7,000
Federal funds purchased	465,000	540,000
Securities sold under agreements to repurchase	1,626	4,007
Subordinated debentures	10,310	10,310
Capital lease	2,081	2,143
Accrued interest payable	167	272
Contingent liability	431	331
Accrued expenses and other liabilities	51,079	36,773
Total liabilities	2,758,455	2,258,370

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2016 and September 30, 2015, respectively	-	-
Common stock, $.01 par value; 15,000,000 shares authorized, 8,501,077 shares issued and outstanding at March 31, 2016 and 8,183,272 shares issued and 8,163,022 shares outstanding at September 30, 2015	85	82
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized,no shares issued or outstanding at March 31, 2016 and September 30, 2015, respectively	-	-
Additional paid-in capital	184,347	170,749
Retained earnings	114,526	98,359
Accumulated other comprehensive income (loss)	14,329	2,455
Treasury stock, at cost, no common shares at March 31, 2016 and 20,250 common shares at September 30, 2015	-	(310)
Total stockholders’ equity	313,287	271,335

Total liabilities and stockholders’ equity	$3,071,742	$2,529,705

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2016	2015	2016	2015

Interest and dividend income:
Loans receivable, including fees	$8,548	$7,637	$16,867	$14,033
Mortgage-backed securities	4,768	3,919	8,481	7,743
Other investments	7,313	4,203	13,556	8,215
	20,629	15,759	38,904	29,991
Interest expense:
Deposits	135	172	298	404
FHLB advances and other borrowings	556	301	1,113	730
	691	473	1,411	1,134

Net interest income	19,938	15,286	37,493	28,857

Provision (recovery) for loan losses	1,173	593	1,959	641

Net interest income after provision for loan losses	18,765	14,693	35,534	28,216

Non-interest income:
Tax product fees	19,638	-	19,638	-
Card fees	18,579	13,663	33,835	26,752
Loan fees	2,216	813	3,035	1,127
Bank-owned life insurance	380	280	754	566
Deposit fees	151	141	313	297
Gain (loss) on sale of securities available for sale, net (Includes $29 and $50 reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the threeand six months ended March 31, 2016, respectively)	29	17	50	(1,243)
Gain (loss) on foreclosed real estate	-	2	-	28
Other income (loss)	(92)	54	110	117
Total non-interest income	40,901	14,970	57,735	27,644

Non-interest expense:
Compensation and benefits	17,110	11,668	31,765	22,199
Tax product expense	8,256	-	8,256	-
Card processing	6,017	3,810	11,251	8,506
Occupancy and equipment	3,659	2,835	7,038	5,438
Legal and consulting	859	996	1,990	2,217
Marketing	539	341	1,041	645
Data processing	357	331	698	681
Other expense	4,993	3,439	9,759	6,147
Total non-interest expense	41,790	23,420	71,798	45,833

Income before income tax expense	17,876	6,243	21,471	10,027

Income tax expense (Includes $11 and $18 income tax expense reclassified from accumulated other comprehensive income (loss) for the three and six months ended March 31, 2016, respectively)	3,593	1,062	3,130	1,251

Net income	$14,283	$5,181	$18,341	$8,776

Earnings per common share:
Basic	$1.69	$0.79	$2.20	$1.38
Diluted	$1.68	$0.78	$2.18	$1.37

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,

	2016	2015	2016	2015

Net income	$14,283	$5,181	$18,341	$8,776

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	16,216	5,940	18,837	12,452
Losses (gains) realized in net income	(29)	(17)	(50)	1,243
	16,187	5,923	18,787	13,695
Deferred income tax effect	5,938	2,189	6,913	5,024
Total other comprehensive income (loss)	10,249	3,734	11,874	8,671
Total comprehensive income (loss)	$24,532	$8,915	$30,215	$17,447

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended March 31, 2016 and 2015
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Cash dividends declared on common stock ($0.26 per share)	-	-	(1,686)	-	-	(1,686)

Issuance of common shares from the sales of equity securities	8	25,282	-	-	-	25,290

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	-	176	-	-	417	593

Net change in unrealized losses on securities, net of income taxes	-	-	-	8,671	-	8,671

Net income	-	-	8,776	-	-	8,776

Balance, March 31, 2015	$70	$120,537	$90,887	$5,262	$(310)	$216,446

Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Cash dividends declared on common stock ($0.26 per share)	-	-	(2,174)	-	-	(2,174)

Issuance of common shares from the sales of equity securities	2	11,520	-	-	-	11,522

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	1	1,412	-	-	310	1,723

Stock compensation	-	666	-	-	-	666

Net change in unrealized gains on securities, net of income taxes	-	-	-	11,874	-	11,874

Net income	-	-	18,341	-	-	18,341

Balance, March 31, 2016	$85	$184,347	$114,526	$14,329	$-	$313,287

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$18,341	$8,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	17,569	12,097
Provision (recovery) for loan losses	1,959	641
Provision (recovery) for deferred taxes	(703)	(1,236)
(Gain) loss on other assets	10	(646)
(Gain) loss on sale of securities available for sale, net	(50)	1,243
Capital lease obligations interest expense	(63)	(66)
Net change in accrued interest receivable	(2,431)	(1,245)
Change in bank-owned life insurance value	(754)	(565)
Net change in other assets	(6,092)	619
Net change in accrued interest payable	(105)	(157)
Net change in accrued expenses and other liabilities	14,454	19,432
Net cash provided by (used in) operating activities	42,135	38,893

Cash flows from investing activities:
Purchase of securities available-for-sale	(454,450)	(376,357)
Proceeds from sales of securities available-for-sale	100,298	264,631
Proceeds from maturities and principal repayments of securities available-for-sale	52,991	53,414
Purchase of securities held to maturity	(147,906)	(33,526)
Proceeds from maturities and principal repayments of securities held to maturity	6,059	4,078
Purchase of bank owned life insurance	(10,000)	-
Loans sold	88	(5,472)
Net change in loans receivable	(73,243)	(46,786)
Proceeds from sales of foreclosed real estate	-	43
Net cash paid for acquisition	-	(92,308)
Federal Home Loan Bank stock purchases	(403,981)	(215,085)
Federal Home Loan Bank stock redemptions	405,960	223,080
Proceeds from the sale of premises and equipment	13	2,096
Purchase of premises and equipment	(3,663)	(2,148)
Net cash provided by (used in) investing activities	(527,834)	(224,340)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	602,597	437,012
Net change in time deposits	(39,370)	(72,881)
Net change in federal funds	(75,000)	(209,000)
Net change in securities sold under agreements to repurchase	(2,381)	1,226
Principal payments on capital lease obligations	(62)	(56)
Cash dividends paid	(2,174)	(1,686)
Stock compensation	666	-
Proceeds from issuance of common stock	13,245	25,883
Net cash provided by (used in) financing activities	497,521	180,498

Net change in cash and cash equivalents	11,822	(4,949)

Cash and cash equivalents at beginning of period	27,658	29,832
Cash and cash equivalents at end of period	$39,480	$24,883

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,516	$1,292
Income taxes	1,789	3,120
Franchise taxes	39	39
Other taxes	58	41

Supplemental schedule of non-cash investing activities:
Sale of available-for-sale securities accrued	$10,499	$-
Capital lease obligation	-	2,259
Securities transferred from available for sale to held to maturity	-	310

See Notes to Condensed Consolidated Financial Statements.

NOTE 1.	BASIS OF PRESENTATION

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the six month period ended March 31, 2016, are not necessarily indicative of the results expected for the year ending September 30, 2016.

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

Smaller-balance homogenous loans are collectively evaluated for impairment.  Such loans include premium finance loans, residential first mortgage loans secured by one-to-four family residences, residential construction loans, automobile, manufactured homes, home equity and second mortgage loans, and tax product loans.  Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment.  When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  Non-accrual loans and all troubled debt restructurings are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans receivable at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016	September 30, 2015
	(Dollars in Thousands)

1-4 Family Real Estate	$140,000	$125,021
Commercial and Multi-Family Real Estate	354,794	310,199
Agricultural Real Estate	64,111	64,316
Consumer	35,937	33,527
Commercial Operating	26,909	29,893
Agricultural Operating	42,081	43,626
Premium Finance	121,572	106,505
Total Loans Receivable	785,404	713,087

Less:
Allowance for Loan Losses	(7,431)	(6,255)
Net Deferred Loan Origination Fees	(522)	(577)
Total Loans Receivable, Net	$777,451	$706,255

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and six month periods ended March 31, 2016 and 2015 is as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2016

Allowance for loan losses:
Beginning balance	$285	$1,194	$171	$20	$107	$3,856	$424	$609	$6,666
Provision (recovery) for loan losses	42	790	(17)	1,039	(62)	(529)	171	(261)	1,173
Charge offs	-	(290)	-	-	-	-	(137)	-	(427)
Recoveries	-	-	-	-	-	-	19	-	19
Ending balance	$327	$1,694	$154	$1,059	$45	$3,327	$477	$348	$7,431

Six Months Ended March 31, 2016

Allowance for loan losses:
Beginning balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255
Provision (recovery) for loan losses	49	797	(9)	1,039	17	(210)	677	(401)	1,959
Charge offs	-	(290)	-	-	-	-	(527)	-	(817)
Recoveries	-	-	-	-	-	-	34	-	34
Ending balance	$327	$1,694	$154	$1,059	$45	$3,327	$477	$348	$7,431

Ending balance: individually evaluated for impairment	-	40	-	-	-	2,846	-	-	2,886
Ending balance: collectively evaluated for impairment	327	1,654	154	1,059	45	481	477	348	4,545
Total	$327	$1,694	$154	$1,059	$45	$3,327	$477	$348	$7,431

Loans:
Ending balance: individually evaluated for impairment	114	1,091	-	-	6	3,421	-	-	4,632
Ending balance: collectively evaluated for impairment	139,886	353,703	64,111	35,937	26,903	38,660	121,572	-	780,772
Total	$140,000	$354,794	$64,111	$35,937	$26,909	$42,081	$121,572	$-	$785,404

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2015

Allowance for loan losses:
Beginning balance	$512	$1,198	$266	$78	$85	$630	$35	$2,421	$5,225
Provision (recovery) for loan losses	55	20	(1)	-	14	37	192	276	593
Charge offs	(45)	-	-	-	-	-	(81)	-	(126)
Recoveries	-	-	-	-	2	-	22	-	24
Ending balance	$522	$1,218	$265	$78	$101	$667	$168	$2,697	$5,716

Six Months Ended March 31, 2015

Allowance for loan losses:
Beginning balance	$552	$1,575	$263	$78	$93	$719	$-	$2,117	$5,397
Provision (recovery) for loan losses	15	(149)	2	-	5	(52)	240	580	641
Charge offs	(45)	(214)	-	-	-	-	(98)	-	(357)
Recoveries	-	6	-	-	3	-	26	-	35
Ending balance	$522	$1,218	$265	$78	$101	$667	$168	$2,697	$5,716

Ending balance: individually evaluated for impairment	-	296	-	1	-	326	-	-	623
Ending balance: collectively evaluated for impairment	522	922	265	77	101	341	168	2,697	5,093
Total	$522	$1,218	$265	$78	$101	$667	$168	$2,697	$5,716

Loans:
Ending balance: individually evaluated for impairment	181	1,410	-	1	16	6,134	-	-	7,742
Ending balance: collectively evaluated for impairment	115,560	259,127	65,720	30,534	27,250	35,615	83,191	-	616,997
Total	$115,741	$260,537	$65,720	$30,535	$27,266	$41,749	$83,191	$-	$624,739

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

The asset classification of loans at March 31, 2016 and September 30, 2015 are as follows:

March 31, 2016	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$138,882	$352,195	$37,627	$35,817	$26,245	$25,232	$121,572	$737,570
Watch	1,087	1,992	-	-	573	441	-	4,093
Special Mention	9	-	24,645	120	-	3,173	-	27,947
Substandard	22	607	1,839	-	91	10,389	-	12,948
Doubtful	-	-	-	-	-	2,846	-	2,846
	$140,000	$354,794	$64,111	$35,937	$26,909	$42,081	$121,572	$785,404

September 30, 2015	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)

Pass	$124,775	$307,876	$35,106	$33,527	$29,052	$29,336	$106,505	$666,177
Watch	212	1,419	26,703	-	712	1,079	-	30,125
Special Mention	10	-	877	-	-	4,014	-	4,901
Substandard	24	904	1,630	-	129	9,197	-	11,884
Doubtful	-	-	-	-	-	-	-	-
	$125,021	$310,199	$64,316	$33,527	$29,893	$43,626	$106,505	$713,087

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

Due to consumer demand, the Company offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market, i.e., Fannie Mae, Ginnie Mae, and Freddie Mac standards.  The Company typically holds all fixed-rate mortgage loans and does not engage in secondary market sales.  Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.

The Company also currently offers five- and ten-year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as the Company’s cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into fixed-rate loans.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed-rate residential loans.  The current low mortgage interest rate environment makes ARM loans relatively unattractive and very few are currently being originated.

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

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, and hotels.  Commercial and multi-family real estate loans generally are underwritten with terms not exceeding 20 years, have loan-to-value ratios of up to 80% of the appraised value of the security property, and are typically secured by guarantees of the borrowers.  The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio.  Commercial and multi-family real estate loans provide for a margin over a number of different indices.  In underwriting these loans, the Company analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

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

The largest component of MPS’s consumer loan portfolio consists of taxpayer advances.  These advances are available to eligible customers of our Refund Advantage Electronic Return Originators (“EROs”) and Liberty Tax franchisees.  The product is offered with no incremental fees or interest charges to the borrower (with the tax preparer paying applicable fees) and repayments are contingent upon receipt of future tax refunds.  This solution provides our network of over 10,000 EROs and Liberty Tax franchisees with an opportunity to attract new clients to their current customer base.

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

Due to the nature of collateral for commercial premium finance receivables, it customarily takes 60-180 days to convert the collateral into cash.  In the event of default, AFS/IBEX, by statute and contract, has the power to cancel the insurance policy and establish a first position lien on the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer should typically be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium.  Generally, when a premium finance loan becomes delinquent for 210 days or more, or when collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance.

Past due loans at March 31, 2016 and September 30, 2015 are as follows:

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$16	$56	$-	$72	$139,906	$22	$140,000
Commercial and Multi-Family Real Estate	3,718	-	-	3,718	350,469	607	354,794
Agricultural Real Estate	-	-	-	-	64,111	-	64,111
Consumer	347	17	5	369	35,568	-	35,937
Commercial Operating	1,482	-	-	1,482	25,427	-	26,909
Agricultural Operating	-	-	-	-	38,660	3,421	42,081
Premium Finance	1,361	438	611	2,410	119,162	-	121,572
Total	$6,924	$511	$616	$8,051	$773,303	$4,050	$785,404

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)

1-4 Family Real Estate	$142	$-	$-	$142	$124,855	$24	$125,021
Commercial and Multi-Family Real Estate	-	-	-	-	309,295	904	310,199
Agricultural Real Estate	-	-	-	-	64,316	-	64,316
Consumer	152	-	13	165	33,362	-	33,527
Commercial Operating	-	-	-	-	29,893	-	29,893
Agricultural Operating	-	-	-	-	38,494	5,132	43,626
Premium Finance	702	362	1,728	2,792	103,713	-	106,505
Total	$996	$362	$1,741	$3,099	$703,928	$6,060	$713,087

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  As of March 31, 2016, there were no Premium Finance loans greater than 210 days past due.

Impaired loans at March 31, 2016 and September 30, 2015 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
March 31, 2016	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$114	$114	$-
Commercial and Multi-Family Real Estate	439	439	-
Commercial Operating	6	6	-
Total	$559	$559	$-
Loans with a specific valuation allowance
Commercial and Multi-Family Real Estate	$652	$942	$40
Agricultural Operating	3,421	3,571	2,846
Total	$4,073	$4,513	$2,886

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2015	(Dollars in Thousands)

Loans without a specific valuation allowance
1-4 Family Real Estate	$121	$121	$-
Commercial and Multi-Family Real Estate	446	446	-
Commercial Operating	11	11	-
Total	$578	$578	$-
Loans with a specific valuation allowance
Commercial and Multi-Family Real Estate	$904	$904	$241
Agricultural Operating	5,132	5,282	3,252
Total	$6,036	$6,186	$3,493

The following table provides the average recorded investment in impaired loans for the three and six month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)

1-4 Family Real Estate	$116	$292	$118	$333
Commercial and Multi-Family Real Estate	1,257	1,421	1,302	2,834
Agricultural Real Estate	-	-	-	-
Consumer	-	-	-	-
Commercial Operating	7	19	8	20
Agricultural Operating	4,362	2,242	4,697	1,284
Premium Finance	-	-	-	-
Total	$5,742	$3,974	$6,125	$4,471

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three and six month periods ended March 31, 2016 and 2015.  Additionally, there were no TDR loans for which there was a payment default during the three and six month periods ended March 31, 2016 and 2015 that had been modified during the 12-month period prior to the default.

NOTE 3.	ALLOWANCE FOR LOAN LOSSES

At March 31, 2016, the Company’s allowance for loan losses was $7.4 million, an increase of $1.1 million from $6.3 million at September 30, 2015.  During the six months ended March 31, 2016, the Company recorded a provision for loan losses of $2.0 million, primarily due to loan growth. In addition, the Company had $0.8 million of net charge offs for the six months ended March 31, 2016, compared to $0.3 million for the six months ended March 31, 2015.

The allowance for loan losses is established through the provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management.  Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an appropriate loan loss allowance.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s loss rates over the past five years were very low.  Notwithstanding these signs of improvement, the Bank does not believe it is likely these low loss conditions will continue indefinitely.  Although the Bank’s four market areas have indirectly benefitted from a stable agricultural market, the market has become somewhat more stressed with lower commodity prices over the last couple of years and commodity prices remain lower than a few years ago.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past five years.  Management expects that future losses in this portfolio could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at March 31, 2016, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of March 31, 2016 and September 30, 2015.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three and six months ended March 31, 2016 and 2015 is presented below.

Three Months Ended March 31,	2016	2015
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$14,283	$5,181

Basic EPS
Weighted average common shares outstanding	8,496,357	6,546,071
Less weighted average nonvested shares	(29,533)	(4,717)
Weighted average common shares outstanding	8,466,825	6,541,354

Earnings Per Common Share
Basic	$1.69	$0.79

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	8,466,825	6,541,354
Add dilutive effect of assumed exercises of stock options, net of tax benefits	58,248	60,060
Weighted average common and dilutive potential common shares outstanding	8,525,072	6,601,414

Earnings Per Common Share
Diluted	$1.68	$0.78

Six Months Ended March 31,	2016	2015
(Dollars in Thousands, Except Share and Per Share Data)

Earnings
Net Income	$18,341	$8,776

Basic EPS
Weighted average common shares outstanding	8,369,523	6,362,921
Less weighted average nonvested shares	(28,410)	(4,327)
Weighted average common shares outstanding	8,341,112	6,358,594

Earnings Per Common Share
Basic	$2.20	$1.38

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	8,341,112	6,358,594
Add dilutive effect of assumed exercises of stock options, net of tax benefits	62,598	60,617
Weighted average common and dilutive potential common shares outstanding	8,403,711	6,419,211

Earnings Per Common Share
Diluted	$2.18	$1.37

All stock options were considered in computing diluted EPS for the three and six months ended March 31, 2016.  Stock options totaling 29,199 were not considered in computing diluted EPS for the three and six months ended March 31, 2015, because they were not dilutive.

NOTE 5.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at March 31, 2016 and September 30, 2015 are presented below.

Available For Sale		GROSS	GROSS
At March 31, 2016	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$14,933	$-	$(2,985)	$11,948
Small business administration securities	81,823	1,874	-	83,697
Non-bank qualified obligations of states and political subdivisions	680,360	23,273	(398)	703,235
Asset-backed securities	66,787	13	(634)	66,166
Mortgage-backed securities	690,049	1,759	(2,856)	688,952
Total debt securities	1,533,952	26,919	(6,873)	1,553,998
Common equities and mutual funds	760	352	(6)	1,106
Total available for sale securities	$1,534,712	$27,271	$(6,879)	$1,555,104

At September 30, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$16,199	$8	$(2,263)	$13,944
Small business administration securities	54,493	1,563	-	56,056
Non-bank qualified obligations of states and political subdivisions	603,165	7,240	(1,815)	608,590
Mortgage-backed securities	580,165	1,283	(4,865)	576,583
Total debt securities	1,254,022	10,094	(8,943)	1,255,173
Common equities and mutual funds	639	283	(8)	914
Total available for sale securities	$1,254,661	$10,377	$(8,951)	$1,256,087

Held to Maturity		GROSS	GROSS
At March 31, 2016	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,791	$238	$(46)	$20,983
Non-bank qualified obligations of states and political subdivisions	396,480	7,540	(61)	403,959
Mortgage-backed securities	68,497	30	(119)	68,408
Total held to maturity securities	$485,768	$7,808	$(226)	$493,350

At September 30, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,540	$60	$(187)	$19,413
Non-bank qualified obligations of states and political subdivisions	259,627	2,122	(419)	261,330
Mortgage-backed securities	66,577	-	(473)	66,104
Total held to maturity securities	$345,744	$2,182	$(1,079)	$346,847

Included in securities available for sale are trust preferred securities as follows:

At March 31, 2016
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,987	$4,006	$(981)	BB+	Baa2
Huntington Capital Trust II SE	4,980	3,878	(1,102)	BB	Baa2
PNC Capital Trust	4,966	4,064	(902)	BBB-	Baa1
Total	$14,933	$11,948	$(2,985)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2015
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)

Key Corp. Capital I	$4,986	$4,189	$(797)	BB+	Baa2
Huntington Capital Trust II SE	4,979	4,076	(903)	BB	Baa2
PNC Capital Trust	4,965	4,402	(563)	BBB-	Baa1
Total	$14,930	$12,667	$(2,263)

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

Generally accepted accounting principles require that, at acquisition, an enterprise classify debt securities into one of three categories: Available for sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company had no trading securities at March 31, 2016 and September 30, 2015.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and September 30, 2015, are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$-	$-	$11,948	$(2,985)	$11,948	$(2,985)
Non-bank qualified obligations of states and political subdivisions	22,208	(52)	15,479	(346)	37,687	(398)
Asset-backed securities	50,116	(634)	-	-	50,116	(634)
Mortgage-backed securities	303,869	(1,821)	144,547	(1,035)	448,416	(2,856)
Total debt securities	376,193	(2,507)	171,974	(4,366)	548,167	(6,873)
Common equities and mutual funds	-	-	122	(6)	122	(6)
Total available for sale securities	$376,193	$(2,507)	$172,096	$(4,372)	$548,289	$(6,879)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$-	$-	$12,667	$(2,263)	$12,667	$(2,263)
Non-bank qualified obligations of states and political subdivisions	97,006	(860)	42,583	(955)	139,589	(1,815)
Mortgage-backed securities	448,988	(4,301)	48,079	(564)	497,067	(4,865)
Total debt securities	545,994	(5,161)	103,329	(3,782)	649,323	(8,943)
Common equities and mutual funds	-	-	121	(8)	121	(8)
Total available for sale securities	$545,994	$(5,161)	$103,450	$(3,790)	$649,444	$(8,951)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$4,905	$(16)	$2,486	$(30)	$7,391	$(46)
Non-bank qualified obligations of states and political subdivisions	25,003	(56)	422	(5)	25,425	(61)
Mortgage-backed securities	2,945	(10)	56,954	(109)	59,899	(119)
Total held to maturity securities	$32,853	$(82)	$59,862	$(144)	$92,715	$(226)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$5,528	$(34)	$7,964	$(153)	$13,492	$(187)
Non-bank qualified obligations of states and political subdivisions	78,663	(365)	4,136	(54)	82,799	(419)
Mortgage-backed securities	5,509	(43)	60,595	(430)	66,104	(473)
Total held to maturity securities	$89,700	$(442)	$72,695	$(637)	$162,395	$(1,079)

At March 31, 2016, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at March 31, 2016.

The amortized cost and fair value of debt securities by contractual maturity are shown below.  Certain securities have call features which allow the issuer to call the security prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.  The expected maturities of certain Small Business Administration and certain asset-backed securities may differ from contractual maturities because the borrowers may have the right to prepay the obligation. However, certain prepayment penalties may apply.

Available For Sale	AMORTIZED COST	FAIR VALUE

At March 31, 2016	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	7,337	7,533
Due after five years through ten years	416,311	431,338
Due after ten years	420,255	426,175
	843,903	865,046
Mortgage-backed securities	690,049	688,952
Common equities and mutual funds	760	1,106
Total available for sale securities	$1,534,712	$1,555,104

	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)

Due in one year or less	$-	$-
Due after one year through five years	1,174	1,207
Due after five years through ten years	370,087	376,394
Due after ten years	302,596	300,989
	673,857	678,590
Mortgage-backed securities	580,165	576,583
Common equities and mutual funds	639	914
Total available for sale securities	$1,254,661	$1,256,087

Held To Maturity	AMORTIZED COST	FAIR VALUE

At March 31, 2016	(Dollars in Thousands)

Due in one year or less	$225	$225
Due after one year through five years	11,721	11,885
Due after five years through ten years	143,869	147,574
Due after ten years	261,456	265,258
	417,271	424,942
Mortgage-backed securities	68,497	68,408
Total held to maturity securities	$485,768	$493,350

	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)

Due in one year or less	$95	$96
Due after one year through five years	8,411	8,430
Due after five years through ten years	140,145	140,505
Due after ten years	130,516	131,712
	279,167	280,743
Mortgage-backed securities	66,577	66,104
Total held to maturity securities	$345,744	$346,847

NOTE 6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At March 31, 2016 and September 30, 2015, unfunded loan commitments approximated $131.4 million and $158.3 million, respectively, excluding undisbursed portions of loans in process.  These unfunded loan commitments were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

At March 31, 2016, the Company had one commitment to sell securities available for sale totaling $10.6 million.  The Company had two commitments to purchase securities available for sale totaling $7.9 million and three commitments to purchase securities held to maturity totaling $3.0 million at September 30, 2015.

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

Legal Proceedings

The Company and the Bank have been named as defendants, along with other defendants, in four class action litigations commenced in three different federal district courts between October 23, 2015 and November 5, 2015: (1) Fuentes, et al. v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08372); (2) Huff et al. v. UniRush, LLC et al. (E.D. Cal. Case No. 2:15-cv-02253-KJM-CMK); (3) Peterkin v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08573); and (4) Jones v. UniRush, LLC et al. (E.D. Pa. Case No. 5:15-cv-05996-JLS). The same defendants, including the Company and the Bank, were also named as defendants in an additional class action litigation commenced in yet another federal district court on April 13, 2016: (5) Smith v. UniRush LLC, et al. (C.D. Cal. No. 2:16-cv-02533-SVW-E).  The complaints in each of these five actions seek monetary damages for the alleged inability of customers of the prepaid card product RushCard to access the product for up to two weeks starting on or about October 12, 2015. The plaintiffs allege claims for breach of contract, fraud, misrepresentation, negligence, unjust enrichment, conversion, and breach of fiduciary duty and violations of various state consumer protection statutes prohibiting unfair or deceptive acts or trade/business practices. In addition, the OCC and the CFPB are examining the events surrounding the allegations with respect to the Company and the other defendants, respectively. The OCC has broad supervisory powers with respect to the Bank and could seek to initiate supervisory action if it believes such action is warranted. Because these cases were recently filed and are in their early stages and because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point.  The Company’s estimate of a range of reasonably possible loss is approximately $0 to $0.1 million.

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

The Bank commenced action against C&B Farms, LLC, Dakota River Farms, LLC, Dakota Grain Farms, LLC, Heather Swenson and Tracy Clement in early July, 2015, in the Third Judicial Circuit Court of the State of South Dakota, seeking to collect upon certain delinquent loans made in connection with the 2014 farming operations of the three identified limited liability companies and the personal guaranties of Swenson and Clement. The three companies and Clement answered the Complaint and asserted a counterclaim against the Bank and a third-party claim against the Bank’s loan officer, alleging fraud and misrepresentation, as well as promissory estoppel.   On January 7, 2016, the Bank obtained a judgment for $6.1 million, the full amount due and owing on the delinquent loans, together with attorneys’ fees, costs and post-judgment interest.  On February 25, 2016, the Court entered an order and judgment in favor of the Bank granting the Bank’s renewed motion for summary judgment as to counterclaims and third party claim.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans for the six months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2015	189,088	$25.74	3.16	$3,027
Granted	-	-		-
Exercised	(12,283)	26.21		211
Forfeited or expired	-	-		-
Options outstanding, March 31, 2016	176,805	$25.71	2.60	$3,505

Options exercisable, March 31, 2016	176,805	$25.71	2.60	$3,505

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2015	44,002	$40.80
Granted	6,710	29.69
Vested	(19,518)	40.77
Forfeited or expired	(727)	41.77
Nonvested shares outstanding, March 31, 2016	30,467	$38.36

At March 31, 2016, stock based compensation expense not yet recognized in income totaled $278,978, which is expected to be recognized over a weighted average remaining period of 1.74 years.

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

The following tables present segment data for the Company for the three and six months ended March 31, 2016 and 2015, respectively.

	Payments	Banking	Corporate Services/Other	Total

Three Months Ended March 31, 2016
Interest income	$2,633	$8,949	$9,047	$20,629
Interest expense	54	316	321	691
Net interest income (expense)	2,579	8,633	8,726	19,938
Provision (recovery) for loan losses	953	220	-	1,173
Non-interest income	39,591	899	411	40,901
Non-interest expense	25,720	5,218	10,852	41,790
Income (loss) before income tax expense (benefit)	15,497	4,094	(1,715)	17,876

Total assets	53,020	781,380	2,237,342	3,071,742
Total deposits	2,014,548	206,213	-	2,220,761

	Payments	Banking	Corporate Services/Other	Total

Six Months Ended March 31, 2016
Interest income	$4,597	$17,800	$16,507	$38,904
Interest expense	94	569	748	1,411
Net interest income (expense)	4,503	17,231	15,759	37,493
Provision (recovery) for loan losses	1,033	926	-	1,959
Non-interest income	54,943	1,955	837	57,735
Non-interest expense	41,737	10,646	19,415	71,798
Income (loss) before tax	16,676	7,614	(2,819)	21,471

Total assets	53,020	781,380	2,237,342	3,071,742
Total deposits	2,014,548	206,213	-	2,220,761

	Payments	Banking	Corporate Services/Other	Total

Three Months Ended March 31, 2015
Interest income	$2,079	$8,009	$5,671	$15,759
Interest expense	46	384	43	473
Net interest income (expense)	2,033	7,625	5,628	15,286
Provision (recovery) for loan losses	-	593	-	593
Non-interest income	13,608	1,048	314	14,970
Non-interest expense	11,488	4,917	7,015	23,420
Income (loss) before income tax expense (benefit)	4,153	3,163	(1,073)	6,243

Total assets	39,498	636,749	1,598,845	2,275,092
Total deposits	1,533,716	196,920	36	1,730,672

	Payments	Banking	Corporate Services/Other	Total

Six Months Ended March 31, 2015
Interest income	$3,646	$14,950	$11,395	$29,991
Interest expense	91	663	380	1,134
Net interest income (expense)	3,555	14,287	11,015	28,857
Provision (recovery) for loan losses	-	641	-	641
Non-interest income	26,660	1,627	(643)	27,644
Non-interest expense	23,161	8,610	14,062	45,833
Income (loss) before income tax expense (benefit)	7,054	6,663	(3,690)	10,027

Total assets	39,498	636,749	1,598,845	2,275,092
Total deposits	1,533,716	196,920	36	1,730,672

NOTE 9.	NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2016-04, Extinguishment of liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products

This ASU requires organizations to derecognize the deposit liabilities for unredeemed prepaid stored-value products (i.e. – breakage) consistently with breakage guidance in Topic 606, Revenue from Contracts with Customers. This ASU is effective for annual reporting periods beginning after December 15, 2017, and the Company is currently assessing the potential impact to the consolidated financial statements.

ASU No. 2016-02, Leases (Topic 842): Amendments to the Leases Analysis

This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet, along with disclosing key information about leasing arrangements.  This update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and the Company is currently assessing the potential impact to the consolidated financial statements.

ASU No 2015-16 – Business Combinations (Topic 805):  Simplifying the Accounting for Measurement-Period Adjustments

This ASU provides guidance regarding recognizing adjustments to provisional goodwill identified during the measurement period in the reporting period in which the adjustment is determined.  Income statement effects, if any, will also need to be recorded in the period in which the adjustment is determined, as if the accounting had been completed at the acquisition date.  This update is in effect for annual and interim periods beginning after December 15, 2015, and did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2015-01, Income Statement, Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

This ASU eliminates the concept of extraordinary items from U.S. GAAP.  The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence.  This update is effective for annual and interim periods beginning after December 15, 2015, and did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis

This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities.  This update is effective for annual and interim periods beginning after December 15, 2015, and did not have a material impact on the Company’s consolidated financial statements.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at March 31, 2016 or September 30, 2015.

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

The following table summarizes the fair values of securities available for sale and held to maturity at March 31, 2016 and September 30, 2015.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At March 31, 2016
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred securities	$11,948	$-	$11,948	$-	$-	$-	$-	$-
Small business administration securities	83,697	-	83,697	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	20,983	-	20,983	-
Non-bank qualified obligations of states and political subdivisions	703,235	-	703,235	-	403,959	-	403,959	-
Asset-backed securities	66,166	-	66,166	-	-	-	-	-
Mortgage-backed securities	688,952	-	688,952	-	68,408	-	68,408	-
Total debt securities	1,553,998	-	1,553,998	-	493,350	-	493,350	-
Common equities and mutual funds	1,106	1,106	-	-	-	-	-	-
Total securities	$1,555,104	$1,106	$1,553,998	$-	$493,350	$-	$493,350	$-

	Fair Value At September 30, 2015
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$13,944	$-	$13,944	$-	$-	$-	$-	$-
Small business administration securities	56,056	-	56,056	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	19,413	-	19,413	-
Non-bank qualified obligations of states and political subdivisions	608,590	-	608,590	-	261,330	-	261,330	-
Mortgage-backed securities	576,583	-	576,583	-	66,104	-	66,104	-
Total debt securities	1,255,173	-	1,255,173	-	346,847	-	346,847	-
Common equities and mutual funds	914	914	-	-	-	-	-	-
Total securities	$1,256,087	$914	$1,255,173	$-	$346,847	$-	$346,847	$-

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of March 31, 2016 and September 30, 2015.

	Fair Value at March 31, 2016
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
Commercial and multi-family real estate loans	$612	$-	$-	$612
Agricultural operating loans	575	-	-	575
Total	$1,187	$-	$-	$1,187

	Fair Value at September 30, 2015
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
Commercial and multi-family real estate loans	$663	$-	$-	$663
Agricultural operating loans	1,880	-	-	1,880
Total	$2,543	$-	$-	$2,543

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input

Impaired Loans, net	$1,187	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input

Impaired Loans, net	$2,543	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2016 and September 30, 2015, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2016 and September 30, 2015.

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$39,480	$39,480	$39,480	$-	$-

Securities available for sale	1,555,104	1,555,104	1,106	1,553,998	-
Securities held to maturity	485,768	493,350	-	493,350	-
Total securities	2,040,871	2,048,454	1,106	2,047,348	-

Loans receivable:
One to four family residential mortgage loans	140,000	141,183	-	-	141,183
Commercial and multi-family real estate loans	354,794	353,769	-	-	353,769
Agricultural real estate loans	64,111	63,960	-	-	63,960
Consumer loans	35,937	35,341	-	-	35,341
Commercial operating loans	26,909	27,085	-	-	27,085
Agricultural operating loans	42,081	38,364	-	-	38,364
Premium finance loans	121,572	124,075	-	-	124,075
Total loans receivable	785,404	783,778	-	-	783,778

Federal Home Loan Bank stock	22,431	22,431	-	22,431	-
Accrued interest receivable	15,783	15,783	15,783	-	-

Financial liabilities
Noninterest bearing demand deposits	2,013,783	2,013,783	2,013,783	-	-
Interest bearing demand deposits, savings, and money markets	155,177	155,177	155,177	-	-
Certificates of deposit	51,801	51,585	-	51,585	-
Total deposits	2,220,761	2,220,544	2,168,959	51,585	-

Advances from Federal Home Loan Bank	7,000	8,335	-	8,335	-
Federal funds purchased	465,000	465,000		465,000
Securities sold under agreements to repurchase	1,626	1,626	-	1,626	-
Subordinated debentures	10,310	10,430	-	10,430	-
Accrued interest payable	167	167	167	-	-

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$27,658	$27,658	$27,658	$-	$-

Securities available for sale	1,256,087	1,256,087	914	1,255,173	-
Securities held to maturity	345,744	346,847	-	346,847	-
Total securities	1,601,831	1,602,934	914	1,602,020	-

Loans receivable:
One to four family residential mortgage loans	125,021	121,385	-	-	121,385
Commercial and multi-family real estate loans	310,199	314,372	-	-	314,372
Agricultural real estate loans	64,316	66,682	-	-	66,682
Consumer loans	33,527	33,504	-	-	33,504
Commercial operating loans	29,893	23,245	-	-	23,245
Agricultural operating loans	43,626	40,003	-	-	40,003
Premium finance loans	106,505	108,583	-	-	108,583
Total loans receivable	713,087	707,774	-	-	707,774

Federal Home Loan Bank stock	24,410	24,410	-	24,410	-
Accrued interest receivable	13,352	13,352	13,352	-	-

Financial liabilities
Noninterest bearing demand deposits	1,449,101	1,369,672	1,369,672	-	-
Interest bearing demand deposits, savings, and money markets	117,262	115,204	115,204	-	-
Certificates of deposit	91,171	91,304	-	91,304	-
Total deposits	1,657,534	1,576,180	1,484,876	91,304	-

Advances from Federal Home Loan Bank	7,000	8,630	-	8,630	-
Federal funds purchased	540,000	540,000	-	540,000	-
Securities sold under agreements to repurchase	4,007	4,007	-	4,007	-
Subordinated debentures	10,310	10,416	-	10,416	-
Accrued interest payable	272	272	272	-	-

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2016 and September 30, 2015.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at March 31, 2016 or September 30, 2015.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

As part of the each business combination, the Company also recognized the following amortizable intangible assets:

AFS/IBEX
Intangible	Amount	Book Amortization Period (Years)	Method

Trademark	$540	15	Straight Line
Non-Compete	$260	3	Straight Line
Customer Relationships	$7,240	30	Accelerated
Other	$173	Varied	Straight Line

Refund Advantage
Intangible	Amount	Book Amortization Period (Years)	Method

Trademark	$4,950	15	Accelerated
Non-Compete	$40	3	Straight Line
Customer Relationships	$18,800	12 to 20	Accelerated
Other	$329	Varied	Straight Line

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2016 and 2015 are as follows:

	March 31,
	2016	2015
	(Dollars in Thousands)
Goodwill
Balance as of September 30	$36,928	$-
Acquisitions during the period	-	11,578
Write-offs during the period	-	-
Balance as of March 31	$36,928	$11,578

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577
Acquisitions during the period	-	-	-	123	123
Amortization during the period	(144)	(50)	(2,127)	(107)	(2,428)
Write-offs during the period	-	-	-	-	-
Balance as of March 31, 2016	$5,295	$177	$22,684	$3,116	$31,272

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2014	$-	$-	$-	$2,588	$2,588
Acquisitions during the period	540	260	7,240	394	8,434
Amortization during the period	(12)	(29)	(394)	(120)	(555)
Write-offs during the period	-	-	-	-	-
Balance as of March 31, 2015	$528	$231	$6,846	$2,862	$10,467

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the six months ended March 31, 2016 and 2015.  The annual goodwill impairment test will be conducted at September 30, 2016.

NOTE 12.	REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

On July 21, 2011, pursuant to the Dodd Frank Act, the OTS was integrated into the OCC and the functions of the OTS related to thrift holding companies were transferred to the Federal Reserve.  The OCC, as the Bank’s primary federal regulator, is responsible for the ongoing examination, supervision and regulation of the Bank.  The Dodd Frank Act maintains the existence of the federal savings association charter and the HOLA, the primary statute governing federal savings banks.  The Federal Reserve is responsible for the ongoing examination, supervision and regulation of the Company.  Prior to passage of the Dodd-Frank Act, the OTS had issued supervisory directives to the Bank, consent orders to the Bank and the Company, and had taken other regulatory action to require the Bank to reimburse certain consumers in connection with a credit program that was discontinued.  All supervisory directives have been terminated, and on August 7, 2014, the OCC terminated the Bank’s Consent Order.  A consent order that had been in effect against the Company was terminated on May 21, 2015 by the Federal Reserve.

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to the categorization of deposit liabilities as “brokered” deposits. On November 13, 2015, the FDIC issued for comment updated and annotated FAQs. On April 26, 2016, a final rule to amend how small banks (less than $10 billion in assets that have been FDIC insured for at least five years) are assessed for deposit insurance. The final rule will impose higher assessments for banks that FDIC believes present higher risk profiles.  The new assessment rule becomes effective on July 1, 2016, if the FDIC’s reserve ratio reaches 1.15 percent before that date, and on the first day of the calendar quarter after the reserve ratio reaches 1.15 percent if it has not reached that level by July 1, 2016.

Due to the Bank’s status as a "well-capitalized" institution under the FDIC's prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that either the Guidance or the Final Rule will have a material adverse impact on the Company’s business operations.  However, should the Bank ever fail to be well-capitalized in the future, as a result of failing to meet the well-capitalized requirements, or the imposition of an individual minimum capital requirement or similar formal requirements, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., may not accept, renew or rollover brokered deposits), which could produce serious adverse effects on the Company’s liquidity, and financial condition and results of operations.  Similarly, should the Bank’s financial condition in general deteriorate, future FDIC assessments could have a material adverse effect on the Company.

NOTE 13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the quarter ended March 31, 2016.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning.  You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; the potential benefits of the acquisition of Fort Knox Financial Services Corporation and its wholly-owned subsidiary, Tax Product Services LLC (collectively, “Fort Knox” or “Refund Advantage”); important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company's employees.  Actual results may differ materially from those contained in the forward-looking statements contained herein.  The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that the Company may incur unanticipated or unknown losses or liabilities as a result of the completion of the transaction with Fort Knox; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of, and acceptance of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; any actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry, our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the MPS division; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our deposit base, a substantial portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at managing and collecting assets of borrowers in default.

The foregoing list of factors is not exclusive.  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Additional discussions of factors affecting the Company’s business and prospects are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and its other periodic and interim filings made with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at March 31, 2016, compared to September 30, 2015, and the consolidated results of operations for the three and six months ended March 31, 2016 and 2015.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2015.

OVERVIEW OF CORPORATE DEVELOPMENTS

The Company recorded net income of $14.3 million for the three months ended March 31, 2016, compared to net income of $5.2 million for the second quarter of fiscal year 2015.  The increase in net income was primarily due to an increase of $25.9 million in non-interest income and $4.6 million in net interest income, partially offset by an increase of $18.4 million in non-interest expense.

Tax product revenues from our Payments segment of $19.6 million was the biggest earnings driver during the second quarter.  This revenue primarily consists of professional tax refund-transfer software fees for services used by independent Electronic Refund Originators (“EROs”) and their customers.  To a lesser extent, this growth also included tax preparer fees for our new credit advance product offered to our Refund Advantage EROs and Liberty Tax franchisees.  The Company began generating these tax refund-transfer software fees and tax preparer fees following its purchase of Refund Advantage in September 2015.  While there were some delays in the tax season that will push a small amount of expected second quarter revenue into our third fiscal quarter this year, we expect the vast majority of revenue from these fees to continue to occur during the second fiscal quarter in future years, coinciding with the tax season.  In addition to income from tax product fees, net income was bolstered by an increase in card fees, and to a lesser extent, loan fees.

Overall cost of funds for the Company averaged 0.10% during the fiscal 2016 second quarter, compared to 0.09% for the prior year second quarter.

Total loans, net of allowance for loan losses, increased $71.2 million, or 10%, to $777.5 million at March 31, 2016, compared to September 30, 2015, primarily due to loan growth.

The Company’s tangible book value per common share outstanding increased by $4.23, or 17%, to $28.83 per share at March 31, 2016, from $24.60 per share at September 30, 2015.  This increase is primarily attributable to increases in additional paid-in capital due to the Company’s fiscal 2016 first quarter capital raise.  The tangible book value per common share outstanding, excluding accumulated other comprehensive income (“AOCI”), was $27.14 as of March 31, 2016, compared to $24.30 as of September 30, 2015.  Book value per common share outstanding increased by $3.61, or 11%, to $36.85 per share at March 31, 2016, from $33.24 per share at September 30, 2015.

MetaBank’s NPAs at March 31, 2016, were $4.7 million, representing 0.15% of total assets, compared to $7.8 million and 0.31% of total assets, at September 30, 2015.  Consistent with September 30, 2015, there were no NPAs within the Payments segment at March 31, 2016.

FINANCIAL CONDITION

At March 31, 2016, the Company’s assets grew by $542.0 million, or 21%, to $3.07 billion compared to $2.53 billion at September 30, 2015.  The increase in assets was due primarily to increases in the securities portfolio and net loans receivable.

Total cash and cash equivalents were $39.5 million at March 31, 2016, an increase of $11.8 million from $27.7 million at September 30, 2015.  The increase primarily was the result of the Company’s increased liquidity from an increase in deposits, primarily due to low-cost deposits generated by the Payments segment.  The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.  At March 31, 2016, the Company had no federal funds sold.

The total of mortgage-backed securities (“MBS”) and investment securities increased $439.0 million, or 27%, to $2.04 billion at March 31, 2016, compared to $1.60 billion at September 30, 2015, as related investment purchases exceeded maturities, sales, and principal pay downs.  The Company’s portfolio of securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives, and very high quality non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less.  Of the total of $757.4 million of MBS, $688.9 million are classified as available for sale, and $68.5 million are classified as held to maturity.  Of the total $1.28 billion of investment securities, $866.1 million are classified as available for sale and $417.3 million are classified as held to maturity.  During the six month period ended March 31, 2016, the Company purchased a gross amount of $321.1 million of MBS with average lives much shorter than their stated final maturity dates of 30 years or less (primarily due to anticipated prepayments or seasoning), as well as $139.4 million of investment securities available for sale and $141.9 million of investment securities held to maturity, primarily Ginnie Mae (“GNMA”) backed municipal housing securities.  These securities are NBQ, tax free municipal securities that receive principal and interest directly from the underlying GNMA pool.  These bonds are also convertible, at our request, directly into the GNMA MBS securing the bond.

The Company’s portfolio of net loans receivable increased $71.2 million, or 10%, to $777.5 million at March 31, 2016, from $706.3 million at September 30, 2015.  This increase primarily relates to growth in Banking segment loans of $72.2 million (including $56.5 million and $15.1 million from retail bank and premium finance loans, respectively) and Payments segment loans of $2.9 million.  Of the $354.8 million in commercial and multi-family real estate loans, $67.4 million is considered high-volatility commercial real estate (“HVCRE”).  While such HVCRE is risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets has been inconsequential in terms of the Company’s capital ratios.

Total deposits increased $563.2 million, or 34%, at March 31, 2016, from $1.66 billion at September 30, 2015, primarily related to the increase in non-interest bearing deposits.  Deposits attributable to MPS increased by $590.2 million, or 41%, to $2.01 billion at March 31, 2016, compared to $1.42 billion at September 30, 2015.  Additionally, certificates of deposits decreased by $39.4 million to $51.8 million primarily related to a decrease in public funds on deposit as planned by the Company.  The average balance of total deposits and interest-bearing liabilities was $2.73 billion for the six month period ended March 31, 2016, compared to $2.16 billion for the same period in the prior fiscal year.  The average balance of non-interest bearing deposits for the six month period ended March 31, 2016 increased by $370.1 million, or 20% to $2.23 billion at March 31, 2016, compared to $1.86 billion for the same period in the prior fiscal year.

Total borrowings decreased $77.4 million, from $561.3 million at September 30, 2015, to $483.9 million at March 31, 2016, primarily due to the decrease of federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday through Wednesday, which are typically paid down on Thursday and Friday.  Accordingly, our level of borrowings may fluctuate significantly on any particular quarter end date.

At March 31, 2016, the Company’s stockholders’ equity totaled $313.3 million, an increase of $42.0 million, from $271.3 million at September 30, 2015.  The increase was attributable to net earnings, offset by dividends paid. At March 31, 2016, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

Non-performing Assets and Allowance for Loan Losses

Generally, when a loan becomes delinquent 90 days or more for the majority of loan segments, and 210 days or more for premium finance, or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income.  The loan will remain in non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance, typically after six months.

The Company believes that the level of allowance for loan losses at March 31, 2016 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.  The Company has very little exposure to oil and gas producers.

	Non-Performing Assets As Of
	March 31, 2016	September 30, 2015
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$22	$24
Commercial & Multi Family Real Estate	607	904
Agricultural Operating	3,421	5,132
Total (1)	4,050	6,060

Accruing Loans Delinquent 90 Days or More
Consumer	5	13
Premium Finance	611	1,728
Total	616	1,741

Total Non-Performing Loans	4,666	7,801

Other Assets

Total Other Assets	-	-

Total Non-Performing Assets	$4,666	$7,801
Total as a Percentage of Total Assets	0.15%	0.31%

(1)	The Company had no non-performing TDRs as of March 31, 2016 and September 30, 2015. In addition, the Company had $0.5 million and $0.6 million of performing TDRs in accordance with their terms at March 31, 2016 and September 30, 2015, respectively.

At March 31, 2016, non-performing loans totaled $4.7 million, representing 0.59% of total loans, compared to $7.8 million, or 1.09% of total loans at September 30, 2015, mainly due to pay-downs on agriculture operating loans.

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

On the basis of management’s review of its loans and other assets, at March 31, 2016, the Company had classified a total of $12.9 million of its assets as substandard and $2.8 million as doubtful or loss.  This compares to classifications at September 30, 2015 of $11.9 million as substandard and none as doubtful or loss.  The increase in classified loans at March 31, 2016, is due to downgrades of agricultural operating loans.  See Note 3 to the Condensed Consolidated Financial Statements.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s loss rates over the past five years were very low.  Notwithstanding these signs of improvement, the Bank does not believe it is likely these low loss conditions will continue indefinitely.  Although the Bank’s four market areas have indirectly benefitted from a stable agricultural market, the market has become somewhat more stressed with lower commodity prices over the last couple of years and commodity prices remain lower than a few years ago.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past five years.  Management expects that future losses in this portfolio could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

At March 31, 2016, the Company had established an allowance for loan losses totaling $7.4 million, compared to $6.3 million at September 30, 2015, with the increase due to an increase in the provision for loan losses of $2.0 million, primarily due to loan growth and net charge offs of $0.8 million for the six month period ended March 31, 2016.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2016 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both March 31, 2016 and September 30, 2015 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

RESULTS OF OPERATIONS

General.
The Company recorded net income of $14.3 million, or $1.68 per diluted share, for the three months ended March 31, 2016, compared to net income of $5.2 million, or 78 cents per diluted share, for the same period in fiscal year 2015.  The increase in net income was primarily due to increases of $25.9 million in non-interest income and $4.6 million in net interest income, offset by an increase of $18.4 million in non-interest expense.

The Company recorded net income of $18.3 million, or $2.18 per diluted share, for the six months ended March 31, 2016, compared to $8.8 million, or $1.37 per diluted share, for the same period in fiscal year 2015.  The increase in net earnings for the six months ended March 31, 2016 was primarily due to increases of $30.1 million in non-interest income and $8.6 million in net interest income, offset by an increase of $26.0 million in non-interest expense.

Seasonality.  In the industries for electronic payments processing and tax refund processing, companies commonly experience seasonal fluctuations in revenue.  For example, in recent years, our results of operations for the first half of each fiscal year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our pre-paid cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years.  Additionally, our tax refund processing services business is highly seasonal as it generates the substantial majority of its revenue in the second fiscal quarter, and substantially all of its revenue in the second and third fiscal quarters of each year.  We expect our revenue to continue to be based on seasonal factors that affect the electronic payments processing and tax refund processing industries as a whole.

We and our tax preparation partners rely on the Internal Revenue Services (the “IRS”), technology, and employees when processing and preparing tax refunds and tax-related products and services.

Net Interest Income.  Net interest income for the fiscal 2016 second quarter increased by $4.6 million, or 30%, to $19.9 million from $15.3 million for the same period in the prior fiscal year primarily due to growth in the investment portfolio, contributing to increased investment interest income.  Additionally, the overall increase was driven by higher volumes and yields attained from other investments, primarily high credit quality tax-exempt municipal bonds.  Increased volume in higher yielding loans as well as higher rates achieved in the MBS portfolio also aided net interest income.

Net Interest Margin (“NIM”) increased from 3.06% in the fiscal 2015 second quarter to 3.22% in the fiscal 2016 second quarter.  This expansion in NIM relates to an improving mix of interest-earning assets highlighted by high credit quality loan volume and purchases of high quality tax-exempt municipal securities at relatively high tax-equivalent yields.  The Company continues to execute its strategy of deploying investment securities portfolio cash flows and new MPS deposits to fund higher yielding loan receivables and high credit quality, tax exempt municipal securities.

Overall, tax equivalent yield (“TEY”) on average earning assets increased by 16 basis points in the fiscal 2016 second quarter, compared to the fiscal 2015 second quarter, primarily driven by improved earning asset mix, including a 27% increase in average balances within the loan portfolio, and increased volume and yields achieved in other investments, particularly the tax exempt municipal securities, and improved yields on MBS.  The yield achieved on our growing loan portfolio is much higher than similar duration investments, particularly for the AFS/IBEX loans, making the increased loan portfolio asset mix more desirable.   The fiscal 2016 second quarter yield on MBS increased by 18 basis points while longer term interest rates experienced significant volatility.  Non-MBS investment securities yield increased by two basis points, compared to the same prior year quarter.  The fiscal 2016 second quarter TEY on the securities portfolio increased by 20 basis points compared to the comparable prior year quarter driven by a shifting mix in the investment portfolio where new volume was deployed in overall higher yielding investment securities rather than MBS. This larger volume and higher TEY yields achieved in non-MBS, in concert with significant improvement in MBS yields, was the impetus for the substantial yield enhancement. Management believes that the increase in non-interest-bearing liabilities aids NIM improvement, and highlights the competitive advantage of the growing MPS deposit base, particularly if interest rates rise.

The Company’s average interest-earning assets for the fiscal 2016 second quarter grew by $612.4 million, or 27%, to $2.89 billion, up from $2.28 billion during the same quarter last fiscal year, primarily from growth in the securities and loan portfolios of $445.6 million and $166.8 million, respectively.

The Company’s average total deposits and interest-bearing liabilities for the 2016 second fiscal quarter increased $578.9 million, or 27%, to $2.73 billion from $2.16 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits and short-term borrowings, slightly offset by a decrease in time deposits.  MPS average quarterly deposits for the 2016 second fiscal quarter increased $391.2 million, or 21%, from the same period last year.  This increase resulted almost entirely from growth in core prepaid card programs and the addition of several new prepaid partners, which was partially offset by the delay in timing of receiving tax-related deposits in 2016.  The Company’s average short-term borrowings for the 2016 second fiscal quarter increased $196.0 million from the same period last year, partially related to the delay in timing of receiving tax-related deposits in 2016.  Overall, rates on all deposits and interest-bearing liabilities increased by one basis point from 0.09% in the 2015 second fiscal quarter to 0.10% in the 2016 period.  At March 31, 2016, low-cost checking deposits represented 94% of total deposits compared to 91% one year earlier.

For the six months ended March 31, 2016, net interest income was $37.5 million compared to $28.9 million for the same period in the prior fiscal year.  Contributing to this increase was an increase in earning asset yields of 19 basis points, an increased percentage of loans as a percentage of total interest earning assets, and increased volume in the loan and securities portfolio.  The TEY of MBS and other investments was 2.95% for the six months ended March 31, 2016, compared to 2.73% for the same period in 2015.

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

Three Months Ended March 31,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$774,197	$8,548	4.44%	$607,412	$7,637	5.10%
Mortgage-backed securities	800,685	4,768	2.39%	719,439	3,919	2.21%
Other investments and fed funds sold	1,315,714	7,313	3.21%	951,319	4,203	2.61%
Total interest-earning assets	2,890,596	$20,629	3.31%	2,278,170	$15,759	3.15%
Non-interest-earning assets	187,859			102,345
Total assets	$3,078,455			$2,380,515

Non-interest bearing deposits	$2,232,131	$-	0.00%	$1,862,040	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	36,563	21	0.23%	35,673	22	0.25%
Savings	62,636	5	0.04%	34,763	14	0.16%
Money markets	46,308	19	0.16%	38,235	14	0.15%
Time deposits	58,580	90	0.62%	72,101	122	0.69%
FHLB advances	8,648	126	5.84%	7,000	122	7.07%
Overnight fed funds purchased	277,681	315	0.46%	83,278	62	0.30%
Other borrowings	11,537	115	4.02%	22,056	117	2.15%
Total interest-bearing liabilities	501,953	691	0.55%	293,106	473	0.65%
Total deposits and interest-bearing liabilities	2,734,084	$691	0.10%	2,155,146	$473	0.09%
Other non-interest bearing liabilities	42,917			26,852
Total liabilities	2,777,001			2,181,998
Shareholders' equity	301,454			198,517
Total liabilities and shareholders' equity	$3,078,455			$2,380,515
Net interest income and net interest rate spread including non-interest bearing deposits		$19,938	3.21%		$15,286	3.06%

Net interest margin			3.22%			3.06%

Six Months Ended March 31,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$754,383	$16,867	4.47%	$570,091	$14,033	4.94%
Mortgage-backed securities	739,557	8,481	2.29%	704,219	7,743	2.21%
Other investments and fed funds sold	1,209,758	13,556	3.23%	877,675	8,215	2.71%
Total interest-earning assets	2,703,698	$38,904	3.32%	2,151,985	$29,991	3.13%
Non-interest-earning assets	177,815			93,726
Total assets	$2,881,513			$2,245,711

Non-interest bearing deposits	$1,993,571	$-	0.00%	$1,636,444	$-	0.00%
Interest-bearing liabilities:
Interest-bearing checking	35,544	42	0.24%	35,752	44	0.25%
Savings	54,071	11	0.04%	31,175	29	0.19%
Money markets	45,573	37	0.16%	39,129	30	0.15%
Time deposits	72,192	208	0.58%	99,562	301	0.61%
FHLB advances	63,557	331	1.04%	7,000	247	7.08%
Overnight fed funds purchased	278,306	553	0.40%	161,973	243	0.30%
Other borrowings	12,548	229	3.64%	23,239	240	2.07%
Total interest-bearing liabilities	561,791	1,411	0.50%	397,830	1,134	0.57%
Total deposits and interest-bearing liabilities	2,555,362	$1,411	0.11%	2,034,274	$1,134	0.11%
Other non-interest bearing liabilities	38,103			22,811
Total liabilities	2,593,465			2,057,085
Stockholders' equity	288,048			188,626
Total liabilities and stockholders' equity	$2,881,513			$2,245,711
Net interest income and net interest rate spread including non-interest bearing deposits		$37,493	3.21%		$28,857	3.02%

Net interest margin			3.22%			3.03%

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield.

Three Months Ended March 31,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	$800,685	$4,768	2.39%	$719,439	$3,919	2.21%
*Other investments	1,219,791	7,097	3.39%	717,306	4,048	3.37%
Total Securities Portfolio Assets	$2,020,476	$11,865	2.99%	$1,436,745	$7,967	2.79%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for three months ended March 2016 is 34%
(1)	Tax rate used to arrive at a TEY for three months ended March 2015 is 34%

Six Months Ended March 31,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	$739,557	$8,481	2.29%	$704,219	$7,743	2.21%
*Other investments	1,131,236	13,162	3.38%	712,958	7,931	3.25%
Total Securities Portfolio Assets	$1,870,793	$21,643	2.95%	$1,417,177	$15,674	2.73%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for the six months ended March 2016 is 34%
(1)	Tax rate used to arrive at a TEY for the six months ended March 2015 is 34%

Provision for Loan Losses.  The Company recorded a $1.2 million and $2.0 million provision for loan losses in the three and six month periods ended March 31, 2016, respectively, as compared to a $0.6 million provision for loan losses in both of the three and six month periods ended March 31, 2015.  The current period provision was primarily due to loan growth.  See Note 3 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2016 second quarter increased by $25.9 million to $40.9 million from $15.0 million for the same period in the prior fiscal year.  The change was primarily due to tax product fee income of $19.6 million and, to a lesser extent, to increases in card fee income from new and existing business partners of $4.9 million and loan fees of $1.4 million.

Non-interest income for the six months ended March 31, 2016, increased by $30.1 million to $57.7 million from $27.6 million in the same period in the prior fiscal year, due primarily to tax product fee income and increases in card fee income and loan fees.  Tax product fee income was $19.6 million and card fee income increased by $7.1 million, or 27%, due to growth in MPS programs during the first six months of the fiscal year.  Loan fee income increased $1.9 million during the same period.

Non-Interest Expense.  Non-interest expense increased $18.4 million, or 78%, to $41.8 million, for the second quarter of fiscal year 2016, as compared to $23.4 million for the same period in fiscal year 2015.  Non-interest expense increased by $26.0 million, or 57%, to $71.8 million for the six months ended March 31, 2016, from $45.8 million for the same period in fiscal year 2015.

Tax product expense, a new line item including fees related to our tax processing business, was $8.3 million for the three and six months ended March 31, 2016.

Compensation expense increased $5.4 million, or 47%, to $17.1 million for the three months ended March 31, 2016, as compared to $11.7 million for the same period in fiscal year 2015, primarily as a result of additional product development and IT developer staffing to support the Company’s growth initiatives, the AFS/IBEX transaction, the Refund Advantage transaction, and to prepare for other potential growth opportunities.  Compensation expense increased $9.6 million, or 43%, to $31.8 million for the six months ended March 31, 2016 from $22.2 million for the same period in fiscal year 2015 due primarily to a 19% increase in overall staffing.  The Company expects the percentage increase in compensation expense to decrease later in fiscal 2016 and in fiscal 2017, excluding compensation increases related to potential acquisitions.

Other expense increased $1.6 million and $3.6 million for the three and six months ended March 31, 2016, respectively, as compared to the three and six months ended March 31, 2015, with increases relating to amortization of intangibles and regulatory expenses primarily relating to higher deposit balances.

Income Tax.  Income tax expense for the second quarter of fiscal year 2016 was $3.6 million, or an effective tax rate of 20.1%, compared to income tax expense of $1.1 million, or an effective tax rate of 17.0%, for the same period in the prior fiscal year.  The increase in the effective tax rate is mainly due to increased taxable earnings during the fiscal 2016 second quarter; however, the increase was partially reduced by an increase in tax-exempt income, highlighting one of the benefits of our growing tax-exempt municipal securities portfolio.  For the first six months of fiscal year 2016, the effective tax rate was 14.6%.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2016, the Company had commitments to originate and purchase loans and unused lines of credit totaling $131.4 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  At March 31, 2016, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.

	Company		Bank		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At March 31, 2016	Actual Amount	Ratio	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

Tier 1 (core) capital (to adjusted total assets)	$249,522	8.30%	$243,106	8.09%	$120,250	4.00%	$150,312	5.00%
Common equity Tier 1 (to risk-weighted assets)	241,129	17.75	243,106	17.89	61,134	4.50	88,304	6.50
Tier 1 (core) capital (to risk-weighted assets)	249,522	18.36	243,106	17.89	81,512	6.00	108,682	8.00
Total qualifying capital (to risk-weighted assets)	257,032	18.92	250,616	18.45	108,682	8.00	135,853	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

Standardized Approach (1) March 31, 2016
(Dollars in Thousands)

Total equity	$313,287
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	36,190
LESS: Certain other intangible assets	18,763
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	2,876
LESS: Net unrealized gains (losses) on available-for-sale securities	14,329
Common Equity Tier 1 (1)	241,129
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	1,917
Total Tier 1 capital	249,522
Allowance for loan losses	7,510
Total qualifying capital	257,032

(1)	Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio. Those changes became effective for the Company on January 1, 2015, and are being fully phased in through the end of 2021. The capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015.

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, the Company and Bank are expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, equivalent to 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios, at which point, the requirement  for common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its non-MPS deposit portfolio, and due to the relatively short-term nature of its borrowed funds.  The Company believes that its growing portfolio of low-cost deposits provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio.  This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compresses the Company’s net interest margin.  As a result of the Company’s interest rate risk exposure in this regard, the Company has elected not to enter in to any new longer term wholesale borrowings, and generally has not emphasized longer term time deposit products.

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

The Company is outside policy limits for the -100 scenario while within Board policy limits for all rising rate scenarios using the snapshot as of March 31, 2016 as required by regulation.  The table below shows the results of the scenarios as of March 31, 2016:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of March 31, 2016	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-8.8%	2.6%	2.0%	0.7%	-0.9%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at March 31, 2016 shows that in the increasing +100, +200, and +300 interest rate scenarios, more assets than liabilities will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s business and deposits are very predictably cyclical on a weekly, monthly, and yearly basis. The Company’s IRR results may vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a predictable, daily and monthly basis, due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the corresponding, prefunded deposits are received.  Although fiscal second quarter 2016 ended on a Thursday, which generally, due to payroll processing and certain other programs, tends to necessitate a lower than average amount of overnight federal funds purchased, static IRR was negatively affected due to prefunded deposits from government programs. Certain government programs were prefunded on March 28, 2016 and the corresponding deposits were received on April 1, 2016. This timing difference allowed program participants to spend the prefunded amounts, initiating the need for incremental borrowings until the corresponding deposits were received, thereby temporarily and predictably increasing overnight borrowings.  For perspective, on April 1, 2016, the Company paid down the vast majority of overnight borrowings with a negligible $10 million in overnight borrowings remaining at the end of the day. Also, the amount of overnight federal funds purchased on Thursday, March 31, 2016 was over $252 million higher than the average amount of federal funds purchased throughout the month of March 2016.  Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable weekly, monthly and yearly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors, and others would view as the Company’s true IRR positioning.  Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and anticipate outcomes where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.

For management to better understand the IRR position of the Bank, an alternative IRR run was completed which all March 31, 2016, values were utilized with the exception of overnight borrowings, non-interest bearing deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential timing issues documented above, quarterly average balances were utilized for overnight borrowings, non-interest bearing deposits, and cash due from banks.  Non-earning assets and non-paying liabilities were used to balance the statement of financial condition.  Management believes this approach to IRR, while still subject to some yearly cyclicality, more accurately portrays the Banks IRR position.  As noted in the below chart, the alternative EAR results are more normalized as timing issues in deposits and overnight borrowings are diminished.

The Company would be within policy limits in all rising rate scenarios but out of compliance in the -100 scenario utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Net Sensitive Earnings at Risk
Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-10.1%	5.8%	8.3%	10.2%	11.8%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The alternative EAR analysis reported at March 31, 2016, shows that in an increasing interest rate environment, more assets than liabilities will reprice over the modeled one-year period.

The alternative IRR results were improved from the first fiscal quarter as the Company received its predictable, cyclical tax related deposits, which resulted in lower average borrowings and an increased average non-interest bearing deposit base.  The Company also anticipates solid EAR results as it continues the integration of AFS/IBEX, addition of ClearBalance loans, and the continuation of execution on its strategic plans, in a rising interest rate environment.

Net Sensitive Earnings at Risk as of March 31, 2016

Balances as of March 31, 2016
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	776,795	29.2%	37,289	39,614	41,935	44,192	46,410	48,674
Total Investments (non-TEY) and other Earning Assets	1,884,053	70.8%	35,413	42,179	47,336	50,010	52,131	54,009
Total Interest-Sensitive Income	2,660,848	100.0%	72,702	81,793	89,271	94,202	98,541	102,683
Total Interest-Bearing Deposits	206,978	30.4%	386	509	1,249	1,988	2,728	3,467
Total Borrowings	473,626	69.6%	490	2,543	7,209	11,875	16,542	21,208
Total Interest-Sensitive Expense	680,604	100.0%	876	3,052	8,458	13,863	19,270	24,675

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	776,795	28.5%	37,289	39,614	41,935	44,192	46,410	48,674
Total Investments (non-TEY) and other Earning Assets	1,949,255	71.5%	35,413	42,506	48,330	51,687	54,505	57,097
Total Interest-Sensitive Income	2,726,050	100.0%	72,702	82,120	90,265	95,879	100,915	105,771
Total Interest-Bearing Deposits	206,978	41.7%	386	509	1,249	1,988	2,728	3,467
Total Borrowings	289,582	58.3%	491	1,726	4,535	7,346	10,155	12,964
Total Interest-Sensitive Expense	496,560	100.0%	877	2,235	5,784	9,334	12,883	16,431

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

The Company is within Board policy limits for all scenarios. The table below shows the results of the scenarios as of March 31, 2016:

Economic Value Sensitivity as of March 31, 2016

Balances as of March 31, 2016	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-3.8%	-0.6%	-3.4%	-7.0%	-10.5%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at March 31, 2016, shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, primarily due to the size of the assets in relation to liabilities.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-5.5%	1.2%	0.2%	-1.7%	-3.7%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes, shows that as interest rates increase immediately, the economic value of equity position will increase in the +100 and +200 scenarios, but decreases in the +300 and +400 scenarios, due to the size of the assets in relation to liabilities. Results for the 2016 second fiscal quarter improved from the first fiscal quarter as the Company received the corresponding tax related non-interest bearing deposits and as a result, average deposits were higher and average borrowings were lower.

Detailed Economic Value Sensitivity

The following table details the economic value sensitivity to changes in market interest rates at March 31, 2016, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that in all rising interest rate scenarios, total assets are less sensitive, than total liabilities. Investments and other earning assets contribute to sensitivity, largely due to fixed rate securities investments.  This sensitivity is offset by the non-interest bearing deposits.

Balances as of March 31, 2016
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	776,795	25%	1.6%	-1.9%	-3.8%	-5.8%	-7.5%
Total Investment	1,884,053	62%	4.0%	-4.6%	-9.4%	-14.0%	-18.4%
Other Assets	394,068	13%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	3,054,916	100%	3.1%	-3.6%	-7.3%	-11.0%	-14.4%
Interest Bearing Deposits	206,978	8%	4.1%	-2.5%	-4.7%	-6.7%	-8.6%
Non-Interest Bearing Deposits	2,022,350	73%	6.4%	-5.9%	-11.3%	-16.2%	-20.7%
Total Borrowings & Other Liabilities	526,351	19%	0.1%	-0.1%	-0.1%	-0.2%	-0.2%
Liabilities	2,755,679	100%	4.9%	-4.4%	-8.4%	-12.0%	-15.4%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands).  The analysis reflects that in all rising interest rate scenarios, total assets are meaningfully less sensitive, than total liabilities.

Alternative IRR Results
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	776,795	25%	1.6%	-1.9%	-3.8%	-5.8%	-7.5%
Total Investment	1,949,255	64%	3.9%	-4.5%	-9.1%	-13.6%	-17.8%
Other Assets	324,554	11%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	3,050,604	100%	3.1%	-3.6%	-7.3%	-11.0%	-14.4%
Interest Bearing Deposits	206,978	8%	4.1%	-2.5%	-4.7%	-6.7%	-8.6%
Non-Interest Bearing Deposits	2,249,666	82%	6.5%	-5.9%	-11.3%	-16.3%	-20.8%
Total Borrowings & Other Liabilities	299,034	11%	0.1%	-0.1%	-0.2%	-0.3%	-0.3%
Liabilities	2,755,678	100%	5.5%	-4.9%	-9.4%	-13.6%	-17.3%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in our 2015 Form 10-K, other than as discussed below:

Fraudulent and other illegal activity involving our tax preparation partners or products could lead to reputational damage to us, reduce the use and acceptance of our cards and reload network, reduce the use of our services, and may adversely affect our financial position and results of operations.

Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products, and tax refunds. Illegal activities involving such products and services include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third party tax preparers for tax preparation and other services, which subjects us to risks related to the vulnerabilities of those third parties. Even a single significant instance of fraud could theoretically result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or their customers to cease doing business with us or them, or could lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, operating results and financial condition.

A data security breach could expose use to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

We and our tax preparation partners transmit and store confidential customer and other information in connection with the use of our tax related products and services. Our encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Our tax preparation partners may also experience similar security breaches involving the receipt, transmission and storage of confidential customer and other information. Improper access to our or the tax preparation partners systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information. In addition, a data security breach at the tax preparation partners could result in significant reputational harm to us and cause the use and acceptance of our tax-related products and services to decline, either of which could have an adverse impact on our operating revenues and future growth prospects.

Agency, technological, or human error could lead to tax refund processing delays, which could adversely affect our reputation and operating revenues.

We and our tax preparation partners rely on the Internal Revenue Services (the “IRS”), technology, and employees when processing and preparing tax refunds and tax-related products and services. Any delays during the processing or preparation period could result in reputational damage to us or to our tax preparation partners, which could reduce the use and acceptance of our cards and tax-related products and services, either of which could have a significant adverse impact on our operating revenues and future growth prospects. An IRS delay in processing tax returns this season resulted in a small percentage of expected revenues flowing into our third fiscal quarter.

Changes in laws and regulations to which we are subject, or to which we may become subject, may increase our costs of operation, decrease our operating revenues and disrupt our business.

The provision of tax refund processing services is highly regulated and, from time to time, the laws and regulations affecting these industries, and the manner in which they are interpreted, are subject to change. Such changes in laws and regulations or the interpretation or enforcement thereof could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, which could have an adverse effect on our results of operations.

Changes in laws and regulations, or our failure to comply with existing laws and regulations, applicable to our tax refund-related services could have a material adverse effect on our business, prospects, results of operations and financial condition.

In the future, we could derive a significant portion of our total operating revenues and earnings from tax refund processing and settlement services. The tax preparation industry is highly regulated under a variety of statutes and regulations, all of which are subject to change, which may impose significant costs, limitations or prohibitions on the way we conduct or expand our tax refund processing and related services. Any new requirements or rules, new interpretations of existing requirements or rules, failure to follow requirements or rules, or future lawsuits or rulings could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Tax preparation products represent a significant credit risk, and if we are unable to collect a significant portion of its tax return advances, it would materially negatively impact earnings.

There is a credit risk associated with a tax refund advance because the funds are disbursed to the customer prior to the Company receiving the customer’s refund from the IRS. Because there is no recourse to the customer if the tax refund advance is not paid off by the customer’s tax refund, the Company may not collect all of its payments related to the tax refund advances from the IRS. Losses will generally occur on tax refund advances when the Company does not receive payment from the IRS due to a number of reasons, such as IRS revenue protection strategies including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. Although the Company’s underwriting takes these factors into consideration during the tax refund advance approval process, if the IRS significantly alters its revenue protection strategies for a given tax season, or the Company is incorrect in its underwriting assumptions, the Company could experience higher loan loss provisions above those projected.

Seasonal fluctuations in the use of our products and services impact our results of operations and cash flows.

Our results of operations and cash flows vary from quarter to quarter, and periodically decline, due to the seasonal nature of the use of our products and services. For example, in the current fiscal year, our results of operations for the first half of the fiscal year has been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on pre-paid cards that we issue, which caused our operating revenues to be typically higher in the first half of the fiscal year than is likely in the second half of the year. Additionally, our tax refund transfer services business is highly seasonal as it generates the substantial majority of its revenue in the second quarter of the fiscal year. To the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our results of operations and operating cash flows could fluctuate materially from period to period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. - Not Applicable

Item 5.	Other Information. – None

Item 6.	Exhibits.

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: May 5, 2016	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: May 5, 2016	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description

3 (i)
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Meta Financial Group, Inc.'s Registration Statement on Form S-3 (Commission File No. 333-188535) filed on May 10, 2013).

3 (ii)
Certificate of Amendment to the Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Meta Financial Group, Inc.'s Current Report on Form 8-K filed on January 26, 2016).

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