Form 10-Q
period 2016-06-30
META FINANCIAL GROUP INC
filed 2016-08-02
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 27, 2016:
Common Stock, $.01 par value	8,524,142 Common Shares
Nonvoting Common Stock, $.01 par value	0 Common Shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	June 30, 2016	September 30, 2015
Cash and cash equivalents	$36,830	$27,658
Investment securities available for sale	863,468	679,504
Mortgage-backed securities available for sale	579,330	576,583
Investment securities held to maturity	465,451	279,167
Mortgage-backed securities held to maturity	139,138	66,577
Loans receivable - net of allowance for loan losses of $6,120 at June 30, 2016 and $6,255 at September 30, 2015	854,506	706,255
Federal Home Loan Bank Stock, at cost	25,311	24,410
Accrued interest receivable	17,911	13,352
Premises, furniture, and equipment, net	18,695	17,393
Bank-owned life insurance	57,038	45,830
Goodwill	36,928	36,928
Intangible assets	30,088	33,577
Prepaid assets	10,434	9,360
Deferred taxes	407	6,997
Meta Payment Systems accounts receivable	6,694	5,337
Other assets	1,937	777

Total assets	$3,144,166	$2,529,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$1,922,802	$1,449,101
Interest-bearing checking	39,946	33,320
Savings deposits	78,547	41,720
Money market deposits	45,325	42,222
Time certificates of deposit	100,336	91,171
Total deposits	2,186,956	1,657,534
Advances from Federal Home Loan Bank	107,000	7,000
Federal funds purchased	437,000	540,000
Securities sold under agreements to repurchase	2,234	4,007
Subordinated debentures	10,310	10,310
Capital lease	2,048	2,143
Accrued interest payable	337	272
Contingent liability	—	331
Accrued expenses and other liabilities	65,612	36,773
Total liabilities	2,811,497	2,258,370

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2016 and September 30, 2015, respectively	—	—
Common stock, $.01 par value; 15,000,000 shares authorized, 8,523,641 shares issued and outstanding at June 30, 2016 and 8,183,272 shares issued and 8,163,022 shares outstanding at September 30, 2015	85	82
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized,no shares issued or outstanding at June 30, 2016 and September 30, 2015, respectively	—	—
Additional paid-in capital	184,700	170,749
Retained earnings	122,292	98,359
Accumulated other comprehensive income (loss)	25,592	2,455
Treasury stock, at cost, no common shares at June 30, 2016 and 20,250 common shares at September 30, 2015	—	(310)
Total stockholders’ equity	332,669	271,335

Total liabilities and stockholders’ equity	$3,144,166	$2,529,705

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans receivable, including fees	$9,280	$7,528	$26,147	$21,561
Mortgage-backed securities	3,777	3,055	12,258	10,798
Other investments	7,706	4,671	21,262	12,885
	20,763	15,254	59,667	45,244
Interest expense:
Deposits	136	159	434	563
FHLB advances and other borrowings	708	434	1,821	1,164
	844	593	2,255	1,727

Net interest income	19,919	14,661	57,412	43,517

Provision (recovery) for loan losses	2,098	700	4,057	1,341

Net interest income after provision for loan losses	17,821	13,961	53,355	42,176

Non-interest income:
Tax product fees	3,424	—	23,062	—
Card fees	18,779	13,854	52,614	40,607
Loan fees	1,091	702	4,126	1,267
Bank-owned life insurance	454	632	1,208	1,759
Deposit fees	144	151	457	448
Gain (loss) on sale of securities available for sale, net (Includes ($102) and ($52) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three and nine months ended June 30, 2016, respectively)	(102)	51	(52)	(1,191)
Gain (loss) on foreclosed real estate	—	1	—	29
Other income (loss)	17	33	127	149
Total non-interest income	23,807	15,424	81,542	43,068

Non-interest expense:
Compensation and benefits	15,375	12,126	47,140	34,324
Tax product	359	—	8,615	—
Card processing	5,607	3,868	16,858	12,374
Occupancy and equipment	3,413	2,866	10,451	8,304
Legal and consulting	1,221	1,116	3,211	3,333
Marketing	490	323	1,531	1,002
Data processing	324	417	1,022	1,063
Other expense	4,838	3,757	14,597	9,905
Total non-interest expense	31,627	24,473	103,425	70,305

Income before income tax expense	10,001	4,912	31,472	14,939

Income tax expense (Includes ($37) and ($19) income tax expense reclassified from accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2016, respectively)	1,128	272	4,258	1,523

Net income	$8,873	$4,640	$27,214	$13,416

Earnings per common share:
Basic	$1.05	$0.67	$3.24	$2.05
Diluted	$1.04	$0.66	$3.22	$2.03
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$8,873	$4,640	$27,214	$13,416

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	17,561	(16,660)	36,397	(4,208)
Losses (gains) realized in net income	102	(51)	52	1,191
	17,663	(16,711)	36,449	(3,017)
Deferred income tax effect	6,399	(6,062)	13,312	(1,038)
Total other comprehensive income (loss)	11,264	(10,649)	23,137	(1,979)
Total comprehensive income (loss)	$20,137	$(6,009)	$50,351	$11,437

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended June 30, 2016 and 2015
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Cash dividends declared on common stock ($0.39 per share)	—	—	(2,588)	—	—	(2,588)

Issuance of common shares from the sales of equity securities	8	24,987	—	—	—	24,995

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	—	207	—	—	417	624

Net change in unrealized losses on securities, net of income taxes	—	—	—	(1,979)	—	(1,979)

Net income	—	—	13,416	—	—	13,416

Balance, June 30, 2015	$70	$120,273	$94,625	$(5,388)	$(310)	$209,270

Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Cash dividends declared on common stock ($0.39 per share)	—	—	(3,281)	—	—	(3,281)

Issuance of common shares from the sales of equity securities	2	11,499	—	—	—	11,501

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	1	1,774	—	—	310	2,085

Stock compensation	—	678	—	—	—	678

Net change in unrealized gains on securities, net of income taxes	—	—	—	23,137	—	23,136

Net income	—	—	27,214	—	—	27,214

Balance, June 30, 2016	$85	$184,700	$122,292	$25,592	$—	$332,669

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$27,214	$13,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	26,646	19,674
Provision (recovery) for loan losses	4,057	1,341
Provision (recovery) for deferred taxes	348	(2,424)
(Gain) loss on other assets	23	(647)
(Gain) loss on sale of securities available for sale, net	52	1,191
Capital lease obligations interest expense	(95)	(99)
Net change in accrued interest receivable	(4,559)	(3,013)
Change in bank-owned life insurance value	(1,208)	(1,267)
Net change in other assets	(3,745)	2,658
Net change in accrued interest payable	65	(39)
Net change in accrued expenses and other liabilities	627	11,714
Net cash provided by (used in) operating activities	49,425	42,505

Cash flows from investing activities:
Purchase of securities available-for-sale	(474,281)	(591,786)
Proceeds from sales of securities available-for-sale	224,564	463,108
Proceeds from maturities and principal repayments of securities available-for-sale	83,487	90,786
Purchase of securities held to maturity	(252,108)	(57,949)
Proceeds from maturities and principal repayments of securities held to maturity	11,242	7,240
Purchase of bank owned life insurance	(10,000)	(10,000)
Proceeds from loan sales	88	5,496
Net change in loans receivable	(152,396)	(91,294)
Proceeds from sales of foreclosed real estate	—	34
Net cash paid for acquisition	—	(92,308)
Federal Home Loan Bank stock purchases	(615,701)	(371,364)
Federal Home Loan Bank stock redemptions	614,800	368,760
Proceeds from the sale of premises and equipment	51	2,100
Purchase of premises and equipment	(5,536)	(3,231)
Net cash provided by (used in) investing activities	(575,790)	(280,408)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	520,257	202,256
Net change in time deposits	9,165	(55,590)
Net change in FHLB and other borrowings	100,000	—
Net change in federal funds	(103,000)	56,000
Net change in securities sold under agreements to repurchase	(1,773)	2,867
Principal payments on capital lease obligations	(95)	(88)
Cash dividends paid	(3,281)	(2,588)
Stock compensation	678	—
Proceeds from issuance of common stock	13,586	25,619
Net cash provided by (used in) financing activities	535,537	228,476

Net change in cash and cash equivalents	9,172	(9,427)

Cash and cash equivalents at beginning of period	27,658	29,832
Cash and cash equivalents at end of period	$36,830	$20,405

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,190	$1,767
Income taxes	5,204	4,002
Franchise taxes	74	78
Other taxes	78	47

Supplemental schedule of non-cash investing activities:
Purchase of held-to-maturity securities accrued, not paid	$20,884	$—
Capital lease obligation	—	2,259
Securities transferred from available for sale to held to maturity	—	310
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the nine month period ended June 30, 2016, are not necessarily indicative of the results expected for the year ending September 30, 2016.

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

Loans receivable at June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016	September 30, 2015
	(Dollars in Thousands)
1-4 Family Real Estate	$150,461	$125,021
Commercial and Multi-Family Real Estate	386,798	310,199
Agricultural Real Estate	64,130	64,316
Consumer	36,986	33,527
Commercial Operating	40,971	29,893
Agricultural Operating	40,435	43,626
Premium Finance	141,342	106,505
Total Loans Receivable	861,123	713,087

Less:
Allowance for Loan Losses	(6,120)	(6,255)
Net Deferred Loan Origination Fees	(497)	(577)
Total Loans Receivable, Net	$854,506	$706,255

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and nine month periods ended June 30, 2016 and 2015 is as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$327	$1,694	$154	$1,059	$45	$3,327	$477	$348	$7,431
Provision (recovery) for loan losses	66	428	49	(243)	281	1,436	95	(14)	2,098
Charge offs	—	(95)	—	(1)	—	(3,253)	(104)	—	(3,453)
Recoveries	—	—	—	1	—	—	43	—	44
Ending balance	$393	$2,027	$203	$816	$326	$1,510	$511	$334	$6,120

Nine Months Ended June 30, 2016

Allowance for loan losses:
Beginning balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255
Provision (recovery) for loan losses	115	1,225	40	796	298	1,226	772	(415)	4,057
Charge offs	—	(385)	—	(1)	—	(3,253)	(631)	—	(4,270)
Recoveries	—	—	—	1	—	—	77	—	78
Ending balance	$393	$2,027	$203	$816	$326	$1,510	$511	$334	$6,120

Ending balance: individually evaluated for impairment	31	—	—	—	—	—	—	—	31
Ending balance: collectively evaluated for impairment	362	2,027	203	816	326	1,510	511	334	6,089
Total	$393	$2,027	$203	$816	$326	$1,510	$511	$334	$6,120

Loans:
Ending balance: individually evaluated for impairment	210	994	—	—	3	—	—	—	1,207
Ending balance: collectively evaluated for impairment	150,251	385,804	64,130	36,986	40,968	40,435	141,342	—	859,916
Total	$150,461	$386,798	$64,130	$36,986	$40,971	$40,435	$141,342	$—	$861,123

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$522	$1,218	$265	$78	$101	$667	$168	$2,697	$5,716
Provision (recovery) for loan losses	8	34	164	5	9	1,940	100	(1,560)	700
Charge offs	—	—	—	—	—	(150)	(96)	—	(246)
Recoveries	—	—	—	—	—	—	62	—	62
Ending balance	$530	$1,252	$429	$83	$110	$2,457	$234	$1,137	$6,232

Nine Months Ended June 30, 2015

Allowance for loan losses:
Beginning balance	$552	$1,575	$263	$78	$93	$719	$—	$2,117	$5,397
Provision (recovery) for loan losses	23	(115)	166	5	14	1,888	340	(980)	1,341
Charge offs	(45)	(214)	—	—	—	(150)	(194)	—	(603)
Recoveries	—	6	—	—	3	—	88	—	97
Ending balance	$530	$1,252	$429	$83	$110	$2,457	$234	$1,137	$6,232

Ending balance: individually evaluated for impairment	—	265	—	—	—	2,161	—	—	2,426
Ending balance: collectively evaluated for impairment	530	987	429	83	110	296	234	1,137	3,806
Total	$530	$1,252	$429	$83	$110	$2,457	$234	$1,137	$6,232

Loans:
Ending balance: individually evaluated for impairment	124	1,397	—	—	13	5,869	—	—	7,403
Ending balance: collectively evaluated for impairment	118,592	277,513	64,173	32,968	29,991	35,642	91,740	—	650,619
Total	$118,716	$278,910	$64,173	$32,968	$30,004	$41,511	$91,740	$—	$658,022

Federal regulations promulgated by our primary federal regulator, the Office of the Comptroller of the Currency (the "OCC"), provide for the classification of loans and other assets such as debt and equity securities. The loan classification and risk rating definitions are generally as follows:

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

The asset classification of loans at June 30, 2016 and September 30, 2015 are as follows:

June 30, 2016	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$149,303	$385,631	$34,803	$36,986	$40,194	$21,182	$141,342	$809,441
Watch	1,029	609	2,934	—	705	5,007	—	10,284
Special Mention	21	—	25,765	—	—	5,204	—	30,990
Substandard	108	558	628	—	72	9,042	—	10,408
Doubtful	—	—	—	—	—	—	—	—
	$150,461	$386,798	$64,130	$36,986	$40,971	$40,435	$141,342	$861,123

September 30, 2015	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$124,775	$307,876	$35,106	$33,527	$29,052	$29,336	$106,505	$666,177
Watch	212	1,419	26,703	—	712	1,079	—	30,125
Special Mention	10	—	877	—	—	4,014	—	4,901
Substandard	24	904	1,630	—	129	9,197	—	11,884
Doubtful	—	—	—	—	—	—	—	—
	$125,021	$310,199	$64,316	$33,527	$29,893	$43,626	$106,505	$713,087

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

MPS strives to offer consumers innovative payment products, including credit products.  Most credit products have fallen into the category of portfolio lending.  MPS continues developing new alternative portfolio lending products primarily to serve its customer base and to provide innovative lending solutions to the unbanked and under-banked segment.

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

A Portfolio Credit Policy, which has been approved by the Board of Directors, governs portfolio credit initiatives undertaken by MPS, whereby the Company retains some or all receivables and relies on the borrower as the underlying source of repayment.  Several portfolio lending programs also have a contractual provision that requires the Bank to be indemnified for credit losses that meet or exceed predetermined levels.  Such a program carries additional risks not commonly found in sponsorship programs, specifically funding and credit risk.  Therefore, MPS has strived to employ policies, procedures and information systems that it believes commensurate with the added risk and exposure.

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

Premium Finance Lending.  Through its AFS/IBEX division, MetaBank provides short-term and primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk otherwise known as insurance premium financing.  This includes, but is not limited to, policies for commercial property, casualty and liability risk.  The AFS/IBEX division markets itself to the insurance community as a competitive option based on service, reputation, competitive terms, cost and ease of operation.

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

Past due loans at June 30, 2016 and September 30, 2015 are as follows:

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$419	$83	$—	$502	$149,831	$128	$150,461
Commercial and Multi-Family Real Estate	—	—	—	—	386,285	513	386,798
Agricultural Real Estate	2,385	—	—	2,385	61,745	—	64,130
Consumer	19	17	53	89	36,897	—	36,986
Commercial Operating	354	—	—	354	40,617	—	40,971
Agricultural Operating	—	106	—	106	40,329	—	40,435
Premium Finance	892	351	1,514	2,757	138,585	—	141,342
Total	$4,069	$557	$1,567	$6,193	$854,289	$641	$861,123

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$142	$—	$—	$142	$124,855	$24	$125,021
Commercial and Multi-Family Real Estate	—	—	—	—	309,295	904	310,199
Agricultural Real Estate	—	—	—	—	64,316	—	64,316
Consumer	152	—	13	165	33,362	—	33,527
Commercial Operating	—	—	—	—	29,893	—	29,893
Agricultural Operating	—	—	—	—	38,494	5,132	43,626
Premium Finance	702	362	1,728	2,792	103,713	—	106,505
Total	$996	$362	$1,741	$3,099	$703,928	$6,060	$713,087

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  As of June 30, 2016, there were no Premium Finance loans greater than 210 days past due.

Impaired loans at June 30, 2016 and September 30, 2015 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
June 30, 2016	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$102	$102	$—
Commercial and Multi-Family Real Estate	994	1,379	—
Commercial Operating	3	3	—
Total	$1,099	$1,484	$—
Loans with a specific valuation allowance
Commercial and Multi-Family Real Estate	$108	$108	$31
Total	$108	$108	$31

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2015	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$121	$121	$—
Commercial and Multi-Family Real Estate	446	446	—
Commercial Operating	11	11	—
Total	$578	$578	$—
Loans with a specific valuation allowance
Commercial and Multi-Family Real Estate	$904	$904	$241
Agricultural Operating	5,132	5,282	3,252
Total	$6,036	$6,186	$3,493

The following table provides the average recorded investment in impaired loans for the three and nine month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)
1-4 Family Real Estate	$146	$162	$127	$276
Commercial and Multi-Family Real Estate	1,059	1,406	1,221	2,358
Agricultural Real Estate	—	—	—	—
Consumer	—	1	—	—
Commercial Operating	5	15	8	18
Agricultural Operating	2,280	6,046	3,891	2,871
Premium Finance	—	—	—	—
Total	$3,490	$7,630	$5,247	$5,523

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three and nine month periods ended June 30, 2016 and 2015.  Additionally, there were no TDR loans for which there was a payment default during the three and nine month periods ended June 30, 2016 and 2015 that had been modified during the 12-month period prior to the default.

NOTE 3.    ALLOWANCE FOR LOAN LOSSES

At June 30, 2016, the Company’s allowance for loan losses decreased to $6.1 million from $6.3 million at September 30, 2015.  During the nine months ended June 30, 2016, the Company recorded a provision for loan losses of $4.1 million, primarily due to a charge off of a large agricultural relationship and loan growth. The Company had $4.2 million of net charge offs for the nine months ended June 30, 2016, compared to $0.6 million for the nine months ended June 30, 2015.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s loss rates over the past five years were very low.  Notwithstanding these signs of improvement, the Bank does not believe it is likely these low loss conditions will continue indefinitely.  Although the Bank’s four market areas have indirectly benefited from a stable agricultural market, the market has become somewhat more stressed with lower commodity prices over the last couple of years and commodity prices remain lower than a few years ago.  Average loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past five years.  Management expects that future losses in this portfolio could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at June 30, 2016, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

NOTE 4.    EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of June 30, 2016 and September 30, 2015.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2016 and 2015 is presented below.

Three Months Ended June 30,	2016	2015
(Dollars in Thousands, Except Share and Per Share Data)
Earnings
Net Income	$8,873	$4,640

Basic EPS
Weighted average common shares outstanding	8,512,043	6,942,486
Less weighted average nonvested shares	29,723	3,922
Weighted average common shares outstanding	8,482,320	6,938,564

Earnings Per Common Share
Basic	$1.05	$0.67

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	8,482,320	6,938,564
Add dilutive effect of assumed exercises of stock options, net of tax benefits	65,696	74,060
Weighted average common and dilutive potential common shares outstanding	8,548,016	7,012,624

Earnings Per Common Share
Diluted	$1.04	$0.66

Nine Months Ended June 30,	2016	2015
(Dollars in Thousands, Except Share and Per Share Data)
Earnings
Net Income	$27,214	$13,416

Basic EPS
Weighted average common shares outstanding	8,416,724	6,555,415
Less weighted average nonvested shares	28,849	4,193
Weighted average common shares outstanding	8,387,875	6,551,222

Earnings Per Common Share
Basic	$3.24	$2.05

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	8,387,875	6,551,222
Add dilutive effect of assumed exercises of stock options, net of tax benefits	64,324	65,228
Weighted average common and dilutive potential common shares outstanding	8,452,199	6,616,450

Earnings Per Common Share
Diluted	$3.22	$2.03

All stock options were considered in computing diluted EPS for the three and nine months ended June 30, 2016.  All stock options were considered in computing diluted EPS for the three months ended June 30, 2015. Stock options totaling 29,199 were not considered in computing diluted EPS for the nine months ended June 30, 2015, because they were not dilutive.

NOTE 5.    SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at June 30, 2016 and September 30, 2015 are presented below.

Available For Sale		GROSS	GROSS
At June 30, 2016	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$14,934	$—	$(2,746)	$12,188
Small business administration securities	81,786	2,318	—	84,104
Non-bank qualified obligations of states and political subdivisions	663,861	36,314	(135)	700,040
Asset-backed securities	66,955	70	(1,002)	66,023
Mortgage-backed securities	576,436	3,573	(679)	579,330
Total debt securities	1,403,972	42,275	(4,562)	1,441,685
Common equities and mutual funds	761	356	(4)	1,113
Total available for sale securities	$1,404,733	$42,631	$(4,566)	$1,442,798

At September 30, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$16,199	$8	$(2,263)	$13,944
Small business administration securities	54,493	1,563	—	56,056
Non-bank qualified obligations of states and political subdivisions	603,165	7,240	(1,815)	608,590
Mortgage-backed securities	580,165	1,283	(4,865)	576,583
Total debt securities	1,254,022	10,094	(8,943)	1,255,173
Common equities and mutual funds	639	283	(8)	914
Total available for sale securities	$1,254,661	$10,377	$(8,951)	$1,256,087

Held to Maturity		GROSS	GROSS
At June 30, 2016	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,644	$434	$(22)	$21,056
Non-bank qualified obligations of states and political subdivisions	444,807	12,529	—	457,336
Mortgage-backed securities	139,138	620	—	139,758
Total held to maturity securities	$604,589	$13,583	$(22)	$618,150

At September 30, 2015	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,540	$60	$(187)	$19,413
Non-bank qualified obligations of states and political subdivisions	259,627	2,122	(419)	261,330
Mortgage-backed securities	66,577	—	(473)	66,104
Total held to maturity securities	$345,744	$2,182	$(1,079)	$346,847

Included in securities available for sale are trust preferred securities as follows:

At June 30, 2016
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)
Key Corp. Capital I	$4,987	$4,011	$(976)	BB+	Baa2
Huntington Capital Trust II SE	4,980	3,834	(1,146)	BB	Baa2
PNC Capital Trust	4,967	4,343	(624)	BBB-	Baa1
Total	$14,934	$12,188	$(2,746)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2015
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)
Key Corp. Capital I	$4,986	$4,189	$(797)	BB+	Baa2
Huntington Capital Trust II SE	4,979	4,076	(903)	BB	Baa2
PNC Capital Trust	4,965	4,402	(563)	BBB-	Baa1
Total	$14,930	$12,667	$(2,263)

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

Generally accepted accounting principles require that, at acquisition, an enterprise classify debt securities into one of three categories: Available for sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company had no trading securities at June 30, 2016 and September 30, 2015.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and September 30, 2015, are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$—	$—	$12,188	$(2,746)	$12,188	$(2,746)
Non-bank qualified obligations of states and political subdivisions	—	—	12,018	(135)	12,018	(135)
Asset-backed securities	49,900	(1,002)	—	—	49,900	(1,002)
Mortgage-backed securities	—	—	128,968	(679)	128,968	(679)
Total debt securities	49,900	(1,002)	153,174	(3,560)	203,074	(4,562)
Common equities and mutual funds	—	—	124	(4)	124	(4)
Total available for sale securities	$49,900	$(1,002)	$153,298	$(3,564)	$203,198	$(4,566)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$—	$—	$12,667	$(2,263)	$12,667	$(2,263)
Non-bank qualified obligations of states and political subdivisions	97,006	(860)	42,583	(955)	139,589	(1,815)
Mortgage-backed securities	448,988	(4,301)	48,079	(564)	497,067	(4,865)
Total debt securities	545,994	(5,161)	103,329	(3,782)	649,323	(8,943)
Common equities and mutual funds	—	—	121	(8)	121	(8)
Total available for sale securities	$545,994	$(5,161)	$103,450	$(3,790)	$649,444	$(8,951)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$—	$—	$2,266	$(22)	$2,266	$(22)
Total held to maturity securities	$—	$—	$2,266	$(22)	$2,266	$(22)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$5,528	$(34)	$7,964	$(153)	$13,492	$(187)
Non-bank qualified obligations of states and political subdivisions	78,663	(365)	4,136	(54)	82,799	(419)
Mortgage-backed securities	5,509	(43)	60,595	(430)	66,104	(473)
Total held to maturity securities	$89,700	$(442)	$72,695	$(637)	$162,395	$(1,079)

At June 30, 2016, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at June 30, 2016.

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

Available For Sale	AMORTIZED COST	FAIR VALUE

At June 30, 2016	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	13,606	14,077
Due after five years through ten years	400,021	421,303
Due after ten years	413,909	426,975
	827,536	862,355
Mortgage-backed securities	576,436	579,330
Common equities and mutual funds	761	1,113
Total available for sale securities	$1,404,733	$1,442,798

	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	1,174	1,207
Due after five years through ten years	370,087	376,394
Due after ten years	302,596	300,989
	673,857	678,590
Mortgage-backed securities	580,165	576,583
Common equities and mutual funds	639	914
Total available for sale securities	$1,254,661	$1,256,087

Held To Maturity	AMORTIZED COST	FAIR VALUE

At June 30, 2016	(Dollars in Thousands)

Due in one year or less	$231	$231
Due after one year through five years	11,586	11,810
Due after five years through ten years	147,795	153,986
Due after ten years	305,839	312,365
	465,451	478,392
Mortgage-backed securities	139,138	139,758
Total held to maturity securities	$604,589	$618,150

	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)
Due in one year or less	$95	$96
Due after one year through five years	8,411	8,430
Due after five years through ten years	140,145	140,505
Due after ten years	130,516	131,712
	279,167	280,743
Mortgage-backed securities	66,577	66,104
Total held to maturity securities	$345,744	$346,847

NOTE 6.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At June 30, 2016 and September 30, 2015, unfunded loan commitments approximated $158.1 million and $158.3 million, respectively, excluding undisbursed portions of loans in process.  These unfunded loan commitments were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

At June 30, 2016, the Company had one commitment to purchase securities held-to-maturity totaling $20.9 million.  The Company had two commitments to purchase securities available for sale totaling $7.9 million and three commitments to purchase securities held to maturity totaling $3.0 million at September 30, 2015.

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

Legal Proceedings

The Company and the Bank have been named as defendants, along with other defendants, in four class action litigations commenced in three different federal district courts between October 23, 2015 and November 5, 2015: (1) Fuentes, et al. v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08372-JPO); (2) Huff et al. v. UniRush, LLC et al. (E.D. Cal. Case No. 2:15-cv-02253-KJM-CMK); (3) Peterkin v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08573-PAE); and (4) Jones v. UniRush, LLC et al. (E.D. Pa. Case No. 5:15-cv-05996-JLS). The same defendants, including the Company and the Bank, were also named as defendants in an additional class action litigation commenced in yet another federal district court on April 13, 2016: (5) Smith v. UniRush LLC, et al. (C.D. Cal. Case No. 2:16-cv-02533-SVW-E). More recently, the same defendants, including the Company and the Bank, were named as defendants in a lawsuit filed by an individual plaintiff in a Texas state court on June 24, 2016: (6) Jacobs v. UniRush LLC et al. (Harris County, Texas County Civ. Ct. Cause No. 1079432). The complaints in each of these six actions seek monetary damages for the alleged inability of customers of the prepaid card product RushCard to access the product for up to two weeks starting on or about October 12, 2015. The plaintiffs allege claims for breach of contract, fraud, misrepresentation, negligence, unjust enrichment, conversion, and breach of fiduciary duty and violations of various state consumer protection statutes prohibiting unfair or deceptive acts or trade/business practices. In addition, the OCC and the CFPB are examining the events surrounding the allegations with respect to the Company and the other defendants, respectively. The OCC has broad supervisory powers with respect to the Bank and could seek to initiate supervisory action if it believes such action is warranted. A settlement was negotiated with class counsel in actions (1)-(4) under which neither the Company nor the Bank will make any payment, and on May 17, 2016 the Court filed an Order Certifying a Settlement Class, Preliminarily Approving the Class Action Settlement, and Directing Notice to the Settlement Class. Notice has been given to the potential class members, and a final approval hearing for the settlement has been scheduled for September 12, 2016. Action (5) was recently settled for a nominal amount, with no payment by the Company or the Bank, and the case was formally resolved with the filing of a dismissal notice on July 15, 2016. While action (6) was only recently commenced and is in its earliest stages, the petition specifically alleges that the maximum damages, costs and attorneys’ fees that plaintiff seeks do not exceed $74,000. The Company’s estimate of a range of reasonably possible loss for all six actions is approximately $0 to $0.1 million.

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

The Bank commenced action against C&B Farms, LLC, Dakota River Farms, LLC, Dakota Grain Farms, LLC, Heather Swenson and Tracy Clement in early July, 2015, in the Third Judicial Circuit Court of the State of South Dakota, seeking to collect upon certain delinquent loans made in connection with the 2014 farming operations of the three identified limited liability companies and the personal guaranties of Swenson and Clement. The three companies and Clement answered the Complaint and asserted a counterclaim against the Bank and a third-party claim against the Bank’s loan officer, alleging fraud and misrepresentation, as well as promissory estoppel.   On January 7, 2016, the Bank obtained a judgment for $6.1 million, the full amount due and owing on the delinquent loans, together with attorneys’ fees, costs and post-judgment interest.  On February 25, 2016, the Court entered an order and judgment in favor of the Bank granting the Bank’s renewed motion for summary judgment as to counterclaims and third party claim. Tracy Clement, the primary guarantor of the C&B Farms, Dakota Grain Farms, and Dakota River Farms indebtedness has filed a Chapter 11 bankruptcy proceeding in Minnesota. The Bank is an unsecured creditor in the bankruptcy proceeding. The Bank still has the right to collect from the three limited liability company debtors (C&B, Dakota Grain, and Dakota River). However, the Bank believes each entity is now insolvent and the collateral recovered and liquidated to the extent possible. The Bank has also settled with the other personal guarantor, Heather Swenson. The Bank commenced action against Interstate Commodities, Inc., on February 1, 2016, in the United States District Court for the District of South Dakota, Central Division. This matter arises out of the Bank’s loans to C&B Farms, which were guaranteed by Tracy Clement. The case alleges that Interstate Commodities has breached the terms of a subordination agreement entered into between Interstate Commodities and the Bank relating to the 2015 crops of C&B Farms, LLC. In March, 2015, the Bank sent a letter to C&B Farms and Interstate Commodities agreeing that the Bank would subordinate its first position lien in the farm products of C&B Farms once the Bank’s 2015 input advances in an agreed upon sum had been paid in full. Interstate Commodities entered into various agreements with C&B Farms in which they agreed to purchase grain at a future date and provided purchase price advance financing to C&B Farms. Interstate Commodities also partially performed under the subordination agreement by paying or allowing certain sums to flow back to the Bank to pay on the agreed upon inputs. Interstate Commodities terminated the payments to the Bank before allowing full repayment of the 2015 inputs financed by the Bank before the subordination agreement was reached. The amount in dispute is $481 thousand.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under all of the Company’s option and incentive plans for the nine months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2015	189,088	$25.74	3.16	$3,027
Granted	—	—		—
Exercised	(56,580)	25.12		1,316
Forfeited or expired	—	—		—
Options outstanding, June 30, 2016	132,508	$26.01	2.90	$3,306

Options exercisable, June 30, 2016	132,508	$26.01	2.90	$3,306

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)
Nonvested shares outstanding, September 30, 2015	44,002	$40.80
Granted	7,571	41.68
Vested	(26,085)	40.52
Forfeited or expired	4,547	44.25
Nonvested shares outstanding, June 30, 2016	30,035	$41.42

At June 30, 2016, stock based compensation expense not yet recognized in income totaled $291,017, which is expected to be recognized over a weighted average remaining period of 1.83 years.

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

The following tables present segment data for the Company for the three and nine months ended June 30, 2016 and 2015, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended June 30, 2016
Interest income	$2,579	$9,759	$8,425	$20,763
Interest expense	44	344	456	844
Net interest income (expense)	2,535	9,415	7,969	19,919
Provision (recovery) for loan losses	1	2,097	—	2,098
Non-interest income	22,160	1,296	351	23,807
Non-interest expense	16,231	5,347	10,049	31,627
Income (loss) before income tax expense (benefit)	8,463	3,267	(1,729)	10,001

Total assets	48,203	860,493	2,235,470	3,144,166
Total deposits	1,908,961	277,995	—	2,186,956

	Payments	Banking	Corporate Services/Other	Total
Nine Months Ended June 30, 2016
Interest income	$7,176	$27,559	$24,932	$59,667
Interest expense	138	913	1,204	2,255
Net interest income (expense)	7,038	26,646	23,728	57,412
Provision (recovery) for loan losses	1,034	3,023	—	4,057
Non-interest income	77,103	3,251	1,188	81,542
Non-interest expense	57,968	15,993	29,464	103,425
Income (loss) before tax	25,139	10,881	(4,548)	31,472

Total assets	48,203	860,493	2,235,470	3,144,166
Total deposits	1,908,961	277,995	—	2,186,956

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended June 30, 2015
Interest income	$1,814	$7,902	$5,538	$15,254
Interest expense	47	401	145	593
Net interest income (expense)	1,767	7,501	5,393	14,661
Provision (recovery) for loan losses	—	(436)	1,136	700
Non-interest income	13,808	870	746	15,424
Non-interest expense	11,744	4,487	8,242	24,473
Income (loss) before income tax expense (benefit)	3,831	4,320	(3,239)	4,912

Total assets	42,069	652,676	1,615,238	2,309,983
Total deposits	1,294,757	218,377	73	1,513,207

	Payments	Banking	Corporate Services/Other	Total
Nine Months Ended June 30, 2015
Interest income	$5,460	$22,852	$16,932	$45,244
Interest expense	138	1,064	525	1,727
Net interest income (expense)	5,322	21,788	16,407	43,517
Provision (recovery) for loan losses	—	205	1,136	1,341
Non-interest income	40,468	2,497	103	43,068
Non-interest expense	34,905	13,097	22,303	70,305
Income (loss) before income tax expense (benefit)	10,885	10,983	(6,929)	14,939

Total assets	42,069	652,676	1,615,238	2,309,983
Total deposits	1,294,757	218,377	73	1,513,207

NOTE 9.    NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU requires organizations to replace the incurred loss impairment methodology with a methodology reflecting expected credit losses with considerations for a broader range of reasonable and supportable information to substantiate credit loss estimates. This ASU is effective for annual reporting periods beginning after December 15, 2019, and the Company is currently assessing the potential impact to the consolidated financial statements.

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

ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

This ASU provides guidance on balance sheet presentation requirements for debt issuance costs and debt discount and premium. The objective of this ASU is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and the Company is currently assessing the potential impact to the consolidated financial statements.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at June 30, 2016 or September 30, 2015.

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

The following table summarizes the fair values of securities available for sale and held to maturity at June 30, 2016 and September 30, 2015.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At June 30, 2016
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred securities	$12,188	$—	$12,188	$—	$—	$—	$—	$—
Small business administration securities	84,104	—	84,104	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	21,056	—	21,056	—
Non-bank qualified obligations of states and political subdivisions	700,040	—	700,040	—	457,336	—	457,336	—
Asset-backed securities	66,023	—	66,023	—	—	—	—	—
Mortgage-backed securities	579,330	—	579,330	—	139,758	—	139,758	—
Total debt securities	1,441,685	—	1,441,685	—	618,150	—	618,150	—
Common equities and mutual funds	1,113	1,113	—	—	—	—	—	—
Total securities	$1,442,798	$1,113	$1,441,685	$—	$618,150	$—	$618,150	$—

	Fair Value At September 30, 2015
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$13,944	$—	$13,944	$—	$—	$—	$—	$—
Small business administration securities	56,056	—	56,056	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	19,413	—	19,413	—
Non-bank qualified obligations of states and political subdivisions	608,590	—	608,590	—	261,330	—	261,330	—
Mortgage-backed securities	576,583	—	576,583	—	66,104	—	66,104	—
Total debt securities	1,255,173	—	1,255,173	—	346,847	—	346,847	—
Common equities and mutual funds	914	914	—	—	—	—	—	—
Total securities	$1,256,087	$914	$1,255,173	$—	$346,847	$—	$346,847	$—

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of June 30, 2016 and September 30, 2015.

	Fair Value At June 30, 2016
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
One to four family residential mortgage loans	$77	$—	$—	$77
Total	$77	$—	$—	$77

	Fair Value At September 30, 2015
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
Commercial and multi-family real estate loans	$663	$—	$—	$663
Agricultural operating loans	1,880	—	—	1,880
Total	$2,543	$—	$—	$2,543

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input
Impaired Loans, net	$77	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input
Impaired Loans, net	$2,543	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2016 and September 30, 2015, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2016 and September 30, 2015.

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$36,830	$36,830	$36,830	$—	$—

Securities available for sale	1,442,798	1,442,798	1,113	1,441,685	—
Securities held to maturity	604,589	618,150	—	618,150	—
Total securities	2,047,387	2,060,948	1,113	2,059,835	—

Loans receivable:
One to four family residential mortgage loans	150,461	156,610	—	—	156,610
Commercial and multi-family real estate loans	386,798	386,551	—	—	386,551
Agricultural real estate loans	64,130	64,464	—	—	64,464
Consumer loans	36,986	36,376	—	—	36,376
Commercial operating loans	40,971	41,336	—	—	41,336
Agricultural operating loans	40,435	40,241	—	—	40,241
Premium finance loans	141,342	144,180	—	—	144,180
Total loans receivable	861,123	869,758	—	—	869,758

Federal Home Loan Bank stock	25,311	25,311	—	25,311	—
Accrued interest receivable	17,911	17,911	17,911	—	—

Financial liabilities
Noninterest bearing demand deposits	1,922,802	1,922,802	1,922,802	—	—
Interest bearing demand deposits, savings, and money markets	163,818	163,818	163,818	—	—
Certificates of deposit	100,336	100,066	—	100,066	—
Total deposits	2,186,956	2,186,686	2,086,620	100,066	—

Advances from Federal Home Loan Bank	107,000	108,274	—	108,274	—
Federal funds purchased	437,000	437,000	—	437,000	—
Securities sold under agreements to repurchase	2,234	2,234	—	2,234	—
Subordinated debentures	10,310	10,430	—	10,430	—
Accrued interest payable	337	337	337	—	—

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$27,658	$27,658	$27,658	$—	$—

Securities available for sale	1,256,087	1,256,087	914	1,255,173	—
Securities held to maturity	345,744	346,847	—	346,847	—
Total securities	1,601,831	1,602,934	914	1,602,020	—

Loans receivable:
One to four family residential mortgage loans	125,021	121,385	—	—	121,385
Commercial and multi-family real estate loans	310,199	314,372	—	—	314,372
Agricultural real estate loans	64,316	66,682	—	—	66,682
Consumer loans	33,527	33,504	—	—	33,504
Commercial operating loans	29,893	23,245	—	—	23,245
Agricultural operating loans	43,626	40,003	—	—	40,003
Premium finance loans	106,505	108,583	—	—	108,583
Total loans receivable	713,087	707,774	—	—	707,774

Federal Home Loan Bank stock	24,410	24,410	—	24,410	—
Accrued interest receivable	13,352	13,352	13,352	—	—

Financial liabilities
Noninterest bearing demand deposits	1,449,101	1,369,672	1,369,672	—	—
Interest bearing demand deposits, savings, and money markets	117,262	115,204	115,204	—	—
Certificates of deposit	91,171	91,304	—	91,304	—
Total deposits	1,657,534	1,576,180	1,484,876	91,304	—

Advances from Federal Home Loan Bank	7,000	8,630	—	8,630	—
Federal funds purchased	540,000	540,000	—	540,000	—
Securities sold under agreements to repurchase	4,007	4,007	—	4,007	—
Subordinated debentures	10,310	10,416	—	10,416	—
Accrued interest payable	272	272	272	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2016 and September 30, 2015.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at June 30, 2016 or September 30, 2015.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

As part of the each business combination, the Company also recognized the following amortizable intangible assets:

AFS/IBEX
Intangible	Amount	Book Amortization Period (Years)	Method
Trademark	$540	15	Straight Line
Non-Compete	$260	3	Straight Line
Customer Relationships	$7,240	30	Accelerated
Other	$173	Varied	Straight Line

Refund Advantage
Intangible	Amount	Book Amortization Period (Years)	Method
Trademark	$4,950	30	Accelerated
Non-Compete	$40	3	Straight Line
Customer Relationships	$18,800	12 to 20	Accelerated
Other	$329	Varied	Straight Line

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2016 and 2015 are as follows:

	June 30,
	2016	2015
	(Dollars in Thousands)
Goodwill
Balance as of September 30	$36,928	$—
Acquisitions during the period	—	11,578
Write-offs during the period	—	—
Balance as of June 30	$36,928	$11,578

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577
Acquisitions during the period	—	—	—	155	155
Amortization during the period	(216)	(75)	(3,191)	(162)	(3,644)
Write-offs during the period	—	—	—	—	—
Balance as of June 30, 2016	$5,223	$152	$21,620	$3,093	$30,088

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2014	$—	$—	$—	$2,588	$2,588
Acquisitions during the period	540	260	7,240	468	8,508
Amortization during the period	(21)	(51)	(689)	(198)	(959)
Write-offs during the period	—	—	—	—	—
Balance as of June 30, 2015	$519	$209	$6,551	$2,858	$10,137

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was no impairment to intangible assets during the nine months ended June 30, 2016 and 2015.  The annual goodwill impairment test will be conducted at September 30, 2016.

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

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to the categorization of deposit liabilities as “brokered” deposits. On November 13, 2015, the FDIC issued for comment updated and annotated FAQs, and on June 30, the FDIC finalized the FAQs. The Company believes that the final FAQs do not materially impact the processes that it uses to identify, accept and report brokered deposits. On April 26, 2016, FDIC issued a final rule to amend how small banks (less than $10 billion in assets that have been FDIC insured for at least five years) are assessed for deposit insurance. The final rule will impose higher assessments for banks that FDIC believes present higher risk profiles.  The new assessment rule becomes effective on July 1, 2016, if the FDIC’s reserve ratio reaches 1.15 percent before that date, and on the first day of the calendar quarter after the reserve ratio reaches 1.15 percent if it has not reached that level by July 1, 2016.

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

NOTE 13.    SUBSEQUENT EVENTS

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the quarter ended June 30, 2016.

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

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at June 30, 2016, compared to September 30, 2015, and the consolidated results of operations for the three and nine months ended June 30, 2016 and 2015.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2015.

OVERVIEW OF CORPORATE DEVELOPMENTS

On May 20, 2016, Bank Director named MetaBank ® the #1 Top Growth Bank among all banks and thrifts determined by top-line growth over a five quarter period ending March 31, 2016. The ranking was established by the compound average growth rate in revenues over the five linked quarters.

MetaBank, through its Meta Payment Systems ® (“MPS”) division, entered into a new multi-year agreement with Blackhawk Network, Inc., a leading prepaid and payments global company. Under the agreement, Blackhawk will continue to provide marketing, servicing, and processing services for a broad range of consumer and corporate financial products issued by MetaBank.

The Company recorded net income of $8.9 million for the three months ended June 30, 2016, compared to net income of $4.6 million for the third quarter of fiscal year 2015.  The increase in net income was primarily due to an increase of $8.4 million in non-interest income and $5.2 million in net interest income, partially offset by an increase of $7.1 million in non-interest expense.

The Company recorded net income of $27.2 million for the nine months ended June 30, 2016, compared to net income of $13.4 million for the nine months ended June 30, 2015. The increase in net income was primarily due to an increase of $38.4 million in non-interest income and $13.9 million in net interest income, partially offset by an increase of $33.1 million in non-interest expense.

Tax product revenues of $23.1 million from our Payments segment have driven 2016 fiscal year earnings to date, with $3.4 million carrying over into the third quarter. This revenue for the nine months ended June 30, 2016 primarily consists of professional tax refund-transfer software fees for services used by independent electronic refund originators ("EROs") and their customers.

Overall cost of funds for the Company averaged 0.13% during the fiscal 2016 third quarter, compared to 0.11% for the prior year third quarter.

Total loans, net of allowance for loan losses, increased $148.2 million, or 21%, to $854.5 million at June 30, 2016, compared to September 30, 2015.

The Company’s tangible book value per common share outstanding increased by $6.57, or 27%, to $31.17 per share at June 30, 2016, from $24.60 per share at September 30, 2015.  This increase is primarily attributable to increases in additional paid-in capital due to the Company’s fiscal 2016 first quarter capital raise.  The tangible book value per common share outstanding, excluding accumulated other comprehensive income (“AOCI”), was $28.16 as of June 30, 2016, compared to $24.30 as of September 30, 2015.  Book value per common share outstanding increased by $5.79, or 17%, to $39.03 per share at June 30, 2016, from $33.24 per share at September 30, 2015.

MetaBank’s NPAs at June 30, 2016, were $2.2 million, representing 0.07% of total assets, compared to $7.8 million and 0.31% of total assets, at September 30, 2015.  Consistent with September 30, 2015, there were no NPAs within the Payments segment at June 30, 2016.

FINANCIAL CONDITION

At June 30, 2016, the Company’s assets grew by $614.5 million, or 24%, to $3.14 billion compared to $2.53 billion at September 30, 2015. The increase in assets was due primarily to increases in the securities portfolio and net loans receivable funded by continued, significant deposit growth.

Total cash and cash equivalents were $36.8 million at June 30, 2016, an increase of $9.1 million from $27.7 million at September 30, 2015.  The increase primarily was the result of the Company’s increased liquidity from an increase in deposits, primarily due to low-cost deposits generated by the Payments segment.  The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.  At June 30, 2016, the Company had $437.0 million in federal funds purchased.

The total of mortgage-backed securities (“MBS”) and investment securities increased $445.6 million, or 28%, to $2.05 billion at June 30, 2016, compared to $1.60 billion at September 30, 2015, as related investment purchases exceeded maturities, sales, and principal pay downs.  The Company’s portfolio of securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives, and very high quality non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less.  Of the total MBS $579.3 million are classified as available for sale, and $139.1 million are classified as held to maturity.  Of the total investment securities $863.5 million are classified as available for sale and $465.5 million are classified as held to maturity. The growth in held to maturity designation is primarily related to municipal securities that are collateralized by Ginnie Mae, Fannie, Mae and or Freddie Mac and amortize on a monthly basis like a typical MBS, except interest received is tax exempt.  During the nine month period ended June 30, 2016, the Company purchased a gross amount of $373.6 million of MBS with average lives much shorter than their stated final maturity dates of 30 years or less (primarily due to anticipated prepayments or seasoning), as well as $159.2 million of investment securities available for sale and $214.5 million of investment securities held to maturity, with the held to maturity purchases made up primarily of Ginnie Mae (“GNMA”) backed municipal housing securities.  These securities are NBQ, tax free municipal securities that receive principal and interest directly from the underlying GNMA pool.  These bonds are also convertible, at our request, directly into the GNMA MBS securing the bond.

The Company’s portfolio of net loans receivable increased $148.2 million, or 21%, to $854.5 million at June 30, 2016, from $706.3 million at September 30, 2015.  This increase primarily relates to growth in Banking segment loans of $148.1 million (including $111.3 million and $34.8 million from retail bank and premium finance loans, respectively) and Payments segment loans of $2.1 million.  Of the $386.8 million in commercial and multi-family real estate loans, $79.0 million is considered high-volatility commercial real estate (“HVCRE”).  While such HVCRE is risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets has been inconsequential in terms of the Company’s capital ratios.

Total deposits increased $529.4 million, or 32%, at June 30, 2016, from $1.66 billion at September 30, 2015, primarily related to the increase in non-interest bearing deposits.  Deposits attributable to MPS increased by $484.7 million, or 34%, to $1.91 billion at June 30, 2016, compared to $1.42 billion at September 30, 2015.  Additionally, certificates of deposits increased by $9.1 million to $100.3 million primarily related to an increase in public funds on deposit.  The average balance of total deposits and interest-bearing liabilities was $2.60 billion for the nine month period ended June 30, 2016, compared to $2.06 billion for the same period in the prior fiscal year.  The average balance of non-interest bearing deposits for the nine month period ended June 30, 2016 increased by $386.5 million, or 24% to $2.02 billion at June 30, 2016, compared to $1.64 billion for the same period in the prior fiscal year.

Total borrowings decreased $4.8 million, from $561.3 million at September 30, 2015, to $556.5 million at June 30, 2016, primarily due to the decrease of federal funds purchased.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday through Wednesday, which are typically paid down on Thursday and Friday.  Secondarily, a portion of certain programs are prefunded, typically in the final week of the month and the corresponding deposits are received typically on the 1st of the following month causing a temporary increased need for overnight borrowings, as was the case in June. Accordingly, our level of borrowings may fluctuate significantly on any particular quarter end date.

At June 30, 2016, the Company’s stockholders’ equity totaled $332.7 million, an increase of $61.4 million, from $271.3 million at September 30, 2015.  The increase was attributable to net earnings and an increase in additional paid-in capital due to the Company's first quarter capital raise of approximately $11.7 million, offset by dividends paid. At June 30, 2016, the Bank continues to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at June 30, 2016 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.  The Company has very little exposure to oil and gas producers.

	Non-Performing Assets As Of
	June 30, 2016	September 30, 2015
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$128	$24
Commercial & Multi Family Real Estate	513	904
Agricultural Operating	—	5,132
Total (1)	641	6,060

Accruing Loans Delinquent 90 Days or More
Consumer	53	13
Premium Finance	1,514	1,728
Total	1,567	1,741

Total Non-Performing Loans	2,208	7,801

Other Assets

Total Other Assets	—	—

Total Non-Performing Assets	$2,208	$7,801
Total as a Percentage of Total Assets	0.07%	0.31%

(1)
The Company had no non-performing TDRs as of June 30, 2016 and September 30, 2015. In addition, the Company had $0.5 million and $0.6 million of TDRs performing in accordance with their terms at June 30, 2016 and September 30, 2015, respectively.

At June 30, 2016, non-performing loans totaled $2.2 million, representing 0.26% of total loans, compared to $7.8 million, or 1.09% of total loans at September 30, 2015, mainly due to the $3.3 million charge-off of a previously identified agricultural relationship.

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

On the basis of management’s review of its loans and other assets, at June 30, 2016, the Company had classified a total of $10.4 million of its assets as substandard and none as doubtful or loss.  This compares to classifications at September 30, 2015 of $11.9 million as substandard and none as doubtful or loss.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s loss rates over the past five years were very low.  Notwithstanding these signs of improvement, the Bank does not believe it is likely these low loss conditions will continue indefinitely.  Although the Bank’s four market areas have indirectly benefited from a stable agricultural market, the market has become somewhat more stressed with lower commodity prices over the last couple of years and commodity prices remain lower than a few years ago.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been minimal in the past five years.  Management expects that future losses in this portfolio could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

At June 30, 2016, the Company had established an allowance for loan losses totaling $6.1 million, compared to $6.3 million at September 30, 2015, with the decrease mainly due to a $3.3 million charge-off of an agricultural relationship offset by an increase in the provision for loan losses of $2.8 million for the nine month period ended June 30, 2016.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2016 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both June 30, 2016 and September 30, 2015 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

RESULTS OF OPERATIONS

General.
The Company recorded net income of $8.9 million, or $1.04 per diluted share, for the three months ended June 30, 2016, compared to net income of $4.6 million, or $0.66 per diluted share, for the same period in fiscal year 2015.  The increase in net income was primarily due to increases of $8.4 million in non-interest income and $5.2 million in net interest income, offset by an increase of $7.1 million in non-interest expense.

The Company recorded net income of $27.2 million, or $3.22 per diluted share, for the nine months ended June 30, 2016, compared to $13.4 million, or $2.03 per diluted share, for the same period in fiscal year 2015.  The increase in net earnings for the nine months ended June 30, 2016 was primarily due to increases of $38.4 million in non-interest income and $13.9 million in net interest income, offset by an increase of $33.1 million in non-interest expense.

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

Net Interest Income.  Net interest income for the fiscal 2016 third quarter increased by $5.2 million, or 36%, to $19.9 million from $14.7 million for the same period in the prior fiscal year primarily due to growth in the investment portfolio, contributing to increased investment interest income funded by significant non-interest bearing deposit growth.  Additionally, the overall increase was driven by higher volumes and yields attained from other investments, primarily high credit quality tax-exempt municipal bonds.  Increased volume in higher yielding loans as well as higher rates achieved in the MBS portfolio also aided net interest income.

Net Interest Margin (“NIM”) increased from 3.00% in the fiscal 2015 third quarter to 3.27% in the fiscal 2016 third quarter and improved from 3.22% in the fiscal 2016 second quarter.  This expansion in NIM relates to an improving mix of interest-earning assets highlighted by high credit quality loan volume and purchases of high quality tax-exempt municipal securities at relatively high tax-equivalent yields.  Also, a timely repositioning within the agency MBS portfolio aided NIM within the third quarter of 2016 and also reduced prepayment risk moving forward. The Company continues to execute its strategy of deploying investment securities portfolio cash flows and new MPS deposits to fund higher yielding loan receivables and high credit quality, tax exempt municipal securities.

Overall, tax equivalent yield (“TEY”) on average earning assets increased by 28 basis points in the fiscal 2016 third quarter, compared to the fiscal 2015 third quarter, primarily driven by improved earning asset mix, including a 29% increase in average balances within the loan portfolio, and increased volume and yields achieved in other investments, particularly the tax exempt municipal securities, and improved yields on MBS.  The yield achieved on our growing loan portfolio is much higher than similar duration investments, particularly for the AFS/IBEX loans, making the increased loan portfolio asset mix more desirable.   The fiscal 2016 third quarter yield on MBS increased by 35 basis points while longer term interest rates experienced significant volatility and overall trended downward.  Non-MBS investment securities yield increased by 14 basis points, compared to the same prior year quarter.  The fiscal 2016 third quarter TEY on the securities portfolio increased by 38 basis points compared to the comparable prior year quarter driven by a shifting mix in the investment portfolio where new volume was deployed in overall higher yielding investment securities rather than traditional MBS. This larger volume and higher TEY yields achieved in the non-MBS, in concert with significant improvement in MBS yields, was the impetus for the substantial yield enhancement. Management believes that the increase in non-interest-bearing liabilities aids NIM improvement, and highlights the competitive advantage of the growing MPS deposit base, particularly if interest rates rise.

The Company’s average interest-earning assets for the fiscal 2016 third quarter grew by $621.5 million, or 28%, to $2.87 billion, up from $2.25 billion during the same quarter last fiscal year, primarily from growth in the securities and loan portfolios of $435.5 million and $186.0 million, respectively.

The Company’s average total deposits and interest-bearing liabilities for the 2016 third fiscal quarter increased $594.9 million, or 28%, to $2.69 billion from $2.10 billion for the same quarter last year.  This increase was generated primarily from an increase in MPS-related non-interest bearing deposits, short-term borrowings, and savings deposits. MPS average quarterly deposits for the 2016 third fiscal quarter increased $473.3 million, or 29%, from the same period last year.  This increase resulted almost entirely from growth in core prepaid card programs and the addition of several new prepaid partners.  The Company’s average short-term borrowings for the 2016 third fiscal quarter increased $101.6 million from the same period last year, however, not a meaningful increase based on average short term borrowings as a percentage of total assets.  Overall, rates on all deposits and interest-bearing liabilities increased by two basis points from 0.11% in the 2015 third fiscal quarter to 0.13% in the 2016 period.  At June 30, 2016 and 2015, low-cost checking deposits represented 92% of total deposits.

For the nine months ended June 30, 2016, net interest income was $57.4 million compared to $43.5 million for the same period in the prior fiscal year.  Contributing to this increase was an increase in earning asset yields of 22 basis points, an increased percentage of loans as a percentage of total interest earning assets, and increased volume in the loan and securities portfolio.  The TEY of securities portfolio was 2.95% for the nine months ended June 30, 2016, compared to 2.67% for the same period in 2015.

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

Three Months Ended June 30,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$826,223	$9,280	4.52%	$640,249	$7,528	4.72%
Mortgage-backed securities	737,666	3,777	2.06%	715,634	3,055	1.71%
Other investments and fed funds sold	1,304,600	7,706	3.41%	891,127	4,671	3.06%
Total interest-earning assets	2,868,489	$20,763	3.38%	2,247,010	$15,254	3.10%
Non-interest-earning assets	199,306			101,071
Total assets	$3,067,795			$2,348,081

Non-interest bearing deposits	$2,079,457	$—	0.00%	$1,633,932	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	37,098	22	0.24%	36,429	22	0.24%
Savings	77,655	6	0.03%	35,580	15	0.17%
Money markets	44,396	18	0.16%	37,340	14	0.15%
Time deposits	66,479	90	0.55%	60,965	107	0.70%
FHLB advances	20,956	141	2.71%	7,000	124	7.11%
Overnight fed funds purchased	354,659	448	0.51%	266,978	195	0.29%
Other borrowings	12,068	119	3.97%	19,645	116	2.37%
Total interest-bearing liabilities	613,311	844	0.55%	463,937	593	0.51%
Total deposits and interest-bearing liabilities	2,692,768	$844	0.13%	2,097,869	$593	0.11%
Other non-interest bearing liabilities	55,802			35,641
Total liabilities	2,748,570			2,133,510
Shareholders' equity	319,225			214,571
Total liabilities and shareholders' equity	$3,067,795			$2,348,081
Net interest income and net interest rate spread including non-interest bearing deposits		$19,919	3.26%		$14,661	2.99%

Net interest margin			3.27%			3.00%

Nine Months Ended June 30,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$778,242	$26,147	4.49%	$593,477	$21,561	4.86%
Mortgage-backed securities	738,929	12,258	2.22%	708,024	10,798	2.04%
Other investments and fed funds sold	1,241,256	21,262	3.29%	882,159	12,885	2.82%
Total interest-earning assets	2,758,427	$59,667	3.34%	2,183,660	$45,244	3.12%
Non-interest-earning assets	184,953			96,174
Total assets	$2,943,380			$2,279,834

Non-interest bearing deposits	$2,022,095	$—	0.00%	$1,635,607	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	36,060	64	0.24%	35,978	66	0.25%
Savings	61,904	17	0.04%	32,644	44	0.18%
Money markets	45,182	54	0.16%	38,532	44	0.15%
Time deposits	70,294	299	0.57%	86,696	409	0.63%
FHLB advances	49,409	472	1.28%	7,000	371	7.09%
Overnight fed funds purchased	303,664	1,001	0.44%	196,974	437	0.30%
Other borrowings	12,388	348	3.75%	22,041	356	2.16%
Total interest-bearing liabilities	578,901	2,255	0.52%	419,865	1,727	0.55%
Total deposits and interest-bearing liabilities	2,600,996	$2,255	0.12%	2,055,472	$1,727	0.11%
Other non-interest bearing liabilities	43,981			27,088
Total liabilities	2,644,977			2,082,560
Stockholders' equity	298,403			197,274
Total liabilities and stockholders' equity	$2,943,380			$2,279,834
Net interest income and net interest rate spread including non-interest bearing deposits		$57,412	3.23%		$43,517	3.01%

Net interest margin			3.23%			3.01%

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in yield.

Three Months Ended June 30,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	$737,666	$3,777	2.06%	$715,634	$3,055	1.71%
*Other investments	1,266,510	7,562	3.47%	800,649	4,517	3.33%
Total Securities Portfolio Assets	$2,004,176	$11,339	2.95%	$1,516,283	$7,572	2.57%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for three months ended June 30, 2016 is 34%

(1)	Tax rate used to arrive at a TEY for three months ended June 30, 2015 is 34%

Nine Months Ended June 30,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Securities Portfolio Assets
Mortgage-backed securities	$738,929	$12,258	2.22%	$708,024	$10,798	2.04%
*Other investments	1,176,163	20,723	3.42%	742,188	12,448	3.27%
Total Securities Portfolio Assets	$1,915,092	$32,981	2.95%	$1,450,212	$23,246	2.67%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for the nine months ended June 30, 2016 is 34%

(1)	Tax rate used to arrive at a TEY for the nine months ended June 30, 2015 is 34%

Provision for Loan Losses.  The Company recorded a $2.1 million and $4.1 million provision for loan losses in the three and nine month periods ended June 30, 2016, respectively, as compared to a $0.7 million and $1.3 million provision for loan losses in the three and nine month periods ended June 30, 2015.  The current period provision was primarily due to loan growth and the charge-off of a large agricultural relationship.  See Note 3 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2016 third quarter increased by $8.4 million to $23.8 million from $15.4 million for the same period in the prior fiscal year.  The change was primarily due to an increase in card fee income from new and existing business partners of $4.9 million and tax product fee income of $3.4 million.

Non-interest income for the nine months ended June 30, 2016, increased by $38.4 million to $81.5 million from $43.1 million in the same period in the prior fiscal year, due primarily to tax product fee income and increases in card fee income and loan fees.  Tax product fee income was $23.1 million and card fee income increased by $12.0 million, or 30%, due to growth in MPS programs during the first nine months of the fiscal year.  Loan fee income increased $2.9 million during the same period.

Non-Interest Expense.  Non-interest expense increased $7.1 million, or 29%, to $31.6 million, for the third quarter of fiscal year 2016, as compared to $24.5 million for the same period in fiscal year 2015.  Non-interest expense increased by $33.1 million, or 47%, to $103.4 million for the nine months ended June 30, 2016, from $70.3 million for the same period in fiscal year 2015.

Tax product expense, a new line item including fees related to our tax processing business, was $0.4 million and $8.6 million for the three and nine months ended June 30, 2016.

Compensation expense increased $3.3 million, or 27%, to $15.4 million for the three months ended June 30, 2016, as compared to $12.1 million for the same period in fiscal year 2015, primarily as a result of additional product development and IT developer staffing to support the Company’s growth initiatives, the AFS/IBEX transaction, the Refund Advantage transaction, and to prepare for other potential growth opportunities.  Compensation expense increased $12.8 million, or 37%, to $47.1 million for the nine months ended June 30, 2016 from $34.3 million for the same period in fiscal year 2015 due primarily to a 15% increase in overall staffing.  The Company expects the percentage increase in compensation expense to decrease in the fourth quarter of fiscal 2016 and 2017 as staffing levels grow more moderately. This expectation excludes compensation increases related to potential acquisitions.

Other expense increased $1.1 million and $4.7 million for the three and nine months ended June 30, 2016, respectively, as compared to the three and nine months ended June 30, 2015, with increases relating to amortization of intangibles and regulatory expenses primarily due to higher deposit balances.

Income Tax.  Income tax expense for the third quarter of fiscal year 2016 was $1.1 million, or an effective tax rate of 11.3%, compared to income tax expense of $0.3 million, or an effective tax rate of 5.5%, for the same period in the prior fiscal year.  The increase in the effective tax rate is mainly due to increased earnings during the fiscal 2016 third quarter; however, the increase was partially reduced by an increase in tax-exempt income, highlighting one of the benefits of our growing tax-exempt municipal securities portfolio.  For the first nine months of fiscal year 2016, the effective tax rate was 13.5% compared to an effective tax rate of 10.2% for the same period of the prior year.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2016, the Company had commitments to originate and purchase loans and unused lines of credit totaling $158.1 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Pursuant to the Basel III Capital Rules, the Company and Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Prior to January 1, 2015, our Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  At June 30, 2016, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.

	Company		Bank		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement to Be Well Capitalized Under Prompt Corrective Action Provisions
At June 30, 2016	Actual Amount	Ratio	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 (core) capital (to adjusted total assets)	$258,415	8.64%	$253,341	8.47%	$119,572	4.00%	$149,465	5.00%
Common equity Tier 1 (to risk-weighted assets)	250,100	17.84%	253,341	18.08%	63,055	4.50%	91,079	6.50%
Tier 1 (core) capital (to risk-weighted assets)	258,415	18.44%	253,341	18.08%	84,073	6.00%	112,097	8.00%
Total qualifying capital (to risk-weighted assets)	264,638	18.88%	259,564	18.52%	112,097	8.00%	140,121	10.00%

The following table provides a reconciliation of the amounts included in the table above for the Company.

Standardized Approach (1) June 30, 2016
(Dollars in Thousands)

Total equity	$332,669
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	35,931
LESS: Certain other intangible assets	18,053
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	2,993
LESS: Net unrealized gains (losses) on available-for-sale securities	25,591
Common Equity Tier 1 (1)	250,101
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	1,995
Total Tier 1 capital	258,416
Allowance for loan losses	6,222
Total qualifying capital	264,638

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
The Company is marginally outside policy limits for the -100 scenario while within Board policy limits for all rising rate scenarios using the snapshot as of June 30, 2016 as required by regulation.  The table below shows the results of the scenarios as of June 30, 2016:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of June 30, 2016	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-6.6%	1.3%	-0.2%	-2.5%	-4.8%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at June 30, 2016, shows that in an increasing +100 interest rate environment, more assets than liabilities will reprice over the modeled one-year period. However, in a +200, +300, and +400 interest rate scenarios, more liabilities (primarily due to the overnight federal funds purchased), than assets will reprice over the modeled one-year period.

IRR is a snapshot in time. The Company’s business and deposits are very predictably, cyclical on a weekly, monthly, and yearly basis. The Company’s IRR results may vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken. The Company’s overnight federal funds purchased fluctuates on a predictable, daily and monthly basis, due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the corresponding, prefunded deposits are received. Although fiscal third quarter 2016 ended on a Thursday, which generally, due to payroll processing and certain other programs, tends to necessitate a lower than average amount of overnight federal funds purchased, static IRR was negatively affected due to prefunded deposits relating to government programs. Certain government programs were prefunded on June 27, 2016 and the corresponding deposits were received on July 1, 2016. This timing difference allowed program participants to spend the prefunded amounts which initiated the need for incremental borrowings until the corresponding deposits were received, thereby temporarily and predictably increasing overnight borrowings. For perspective, on July 1, 2016, the Company paid down the vast majority of overnight borrowings with only $30 million in overnight borrowings remaining at the end of the day. Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable, weekly, monthly, and yearly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors, and others would view as the Company’s true IRR positioning. Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and anticipate outcomes where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.

For management to better understand the IRR position of the Bank, an alternative IRR analysis was completed which all June 30, 2016 values were utilized with the exception of overnight borrowings, non-interest bearing deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential timing issues documented above, quarterly average balances were utilized for overnight borrowings, non-interest bearing deposits, and cash due from banks. Non-earning assets and non-paying liabilities were used to balance the balance sheet. Management feels this view of IRR, while still subject to some yearly cyclicality, more accurately portrays the Banks IRR position. As noted in the below chart, the alternative EAR results are more normalized as timing issues in deposits and overnight borrowings are diminished.

The Company would be within policy limits in all rising rate scenarios but out of compliance in the -100 scenario utilizing the alternative IRR scenario run for management purposes. The table below highlights those results:
Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-7.5%	3.3%	3.8%	3.6%	3.4%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The alternative EAR analysis reported at June 30, 2016, shows that in an increasing interest rate environment, more assets than liabilities will reprice over the modeled one-year period.

The alternative IRR results, while strong, were somewhat lower compared to the fiscal 2016 second quarter as a portion of the tax related deposits decayed, as expected, which resulted in somewhat higher average borrowings and a decreased average non-interest bearing deposit base. The Company anticipates solid EAR results in a rising rate environment due to continued AFS/IBEX growth, and the sustained execution on its strategic plan.

Net Sensitive Earnings at Risk as of June 30, 2016

Balances as of June 30, 2016
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	850,116	31.4%	41,802	44,191	46,671	49,104	51,530	53,995
Total Investments (non-TEY) and other Earning Assets	1,856,805	68.6%	35,663	41,625	46,517	49,205	51,226	53,228
Total Interest-Sensitive Income	2,706,921	100.0%	77,465	85,816	93,188	98,309	102,756	107,223
Total Interest-Bearing Deposits	264,154	32.7%	430	703	1,706	2,708	3,711	4,713
Total Borrowings	544,000	67.3%	601	3,288	8,623	13,958	19,293	24,629
Total Interest-Sensitive Expense	808,154	100.0%	1,031	3,991	10,329	16,666	23,004	29,342

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	850,116	31.4%	41,802	44,191	46,671	49,104	51,530	53,995
Total Investments (non-TEY) and other Earning Assets	1,857,166	68.6%	35,663	41,628	46,535	49,251	51,313	53,365
Total Interest-Sensitive Income	2,707,282	100.0%	77,465	85,819	93,206	98,355	102,843	107,360
Total Interest-Bearing Deposits	263,262	41.2%	428	702	1,702	2,701	3,702	4,701
Total Borrowings	375,560	58.8%	503	2,348	6,033	9,718	13,403	17,088
Total Interest-Sensitive Expense	638,822	100.0%	931	3,050	7,735	12,419	17,105	21,789

The Company believes that its growing portfolio of non-interest bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less increase expected relative to other banks. When not able to match loan growth to deposit growth, the Company continues to execute its investment strategy of primarily purchasing NBQ municipal bonds and agency MBS, however, the Bank reviews opportunities to add diverse, high quality securities at attractive relative rates when opportunities present themselves. The NBQ municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield. The tax equivalent yield calculation for NBQ municipal bonds uses the Company’s cost of funds as one of its components. With the Company’s large volume of non-interest bearing deposits, the tax equivalent yield for these NBQ municipal bonds is higher than a similar term investment in other investment categories of similar risk and higher than most other banks can realize and sustain on the same or similar instruments. The above interest income figures are quoted on a pre-tax basis which is particularly notable due to the size of the Company’s tax-exempt municipal portfolio.
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
The Company is within Board policy limits for all scenarios. The table below shows the results of the scenarios as of June 30, 2016:

Economic Value Sensitivity as of June 30, 2016

Balances as of June 30, 2016	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-2.3%	-1.2%	-4.5%	-8.6%	-12.5%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at June 30, 2016, shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, primarily due to the size of the assets in relation to liabilities.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-3.9%	0.4%	-1.5%	-4.2%	-6.9%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes, shows that as interest rates increase immediately, the economic value of equity position will increase in the +100 but decreases in the +200, +300 and +400 scenarios, due to the size of the assets in relation to liabilities. Results, when compared to the fiscal 2016 second quarter are slightly depressed as the Company is further removed from tax season and the corresponding tax related non-interest bearing deposits decay, as expected, and result in somewhat lower average deposits and somewhat higher average borrowings

Detailed Economic Value Sensitivity

The following table details the economic value sensitivity to changes in market interest rates at June 30, 2016, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in all interest rate scenarios, total assets are less sensitive, than total liabilities. Investments and other earning assets contribute to sensitivity, largely due to fixed rate securities investments. This sensitivity is offset by the non-interest bearing deposits.

Balances as of June 30, 2016
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	850,116	27%	1.7%	-1.9%	-3.8%	-5.8%	-7.5%
Total Investment	1,856,805	59%	4.2%	-4.6%	-9.4%	-14.0%	-18.3%
Other Assets	443,010	14%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	3,149,931	100%	3.2%	-3.5%	-7.2%	-10.7%	-14.0%
Interest Bearing Deposits	264,154	9%	3.4%	-2.2%	-4.1%	-5.9%	-7.6%
Non-Interest Bearing Deposits	1,930,096	69%	6.4%	-5.8%	-11.2%	-16.0%	-20.5%
Total Borrowings & Other Liabilities	619,772	22%	0.0%	0.0%	-0.1%	-0.1%	-0.2%
Liabilities	2,814,022	100%	4.5%	-4.1%	-7.8%	-11.2%	-14.3%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in all interest rate scenarios, total assets are meaningfully less sensitive, than total liabilities.

Alternative IRR Results
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	850,116	27%	1.7%	-1.9%	-3.8%	-5.8%	-7.5%
Total Investment	1,857,166	59%	4.2%	-4.6%	-9.4%	-14.0%	-18.3%
Other Assets	442,650	14%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	3,149,932	100%	3.2%	-3.5%	-7.2%	-10.7%	-14.0%
Interest Bearing Deposits	263,262	9%	3.4%	-2.2%	-4.1%	-5.9%	-7.6%
Non-Interest Bearing Deposits	2,087,929	74%	6.5%	-5.9%	-11.4%	-16.3%	-20.9%
Total Borrowings & Other Liabilities	462,832	16%	1.0%	-0.1%	-0.1%	-0.2%	-0.2%
Liabilities	2,814,023	100%	5.0%	-4.5%	-8.6%	-12.3%	-15.8%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. – See “Legal Proceedings” of Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015 and in Part II "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

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

META FINANCIAL GROUP, INC.

Date: August 2, 2016	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: August 2, 2016	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Stock Agreement under Meta Financial Group, Inc. 2002 Omnibus Incentive Plan

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document