Form 10-K
period 2016-09-30
META FINANCIAL GROUP INC
filed 2016-12-14
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016
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

Registrant’s telephone number:  (605) 782‑1767

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ YES ☒ NO

As of March 31, 2016, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Market as of such date, was $360.0 million.

As of December 8, 2016, there were outstanding 9,188,292 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 23, 2017.

META FINANCIAL GROUP, INC.
FORM 10-K

i

Forward-Looking Statements

Meta Financial Group, Inc.® (“Meta Financial” or “the Company” or “us”) and its wholly-owned subsidiary, MetaBank® (the “Bank” or “MetaBank”), may from time to time make written or oral “forward-looking statements,” including statements contained in this Annual Report on Form 10-K, in its other filings with the Securities and Exchange Commission (“SEC”), in its reports to stockholders, and in other communications by the Company and the Bank, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates, and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such statements address, among others, the following subjects: statements regarding the potential benefits of the proposed acquisition of Specialty Consumer Services LP (“SCS”), including but not limited to, its ability to increase the Company's growth and the planned retention of SCS employees; future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by MetaBank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company's employees. Actual results may differ materially from those contained in the forward-looking statements contained herein. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that the SCS transaction may not be completed on a timely basis or at all; the businesses of the Bank and SCS may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; the risk that sales of SCS products by the Bank may not be as high as anticipated; the expected growth opportunities or cost savings from the SCS acquisition may not be fully realized or may take longer to realize than expected; customer losses and business disruption following the SCS acquisition, including adverse effects on relationships with former or current employees of SCS may be greater than expected; the risk that the Company may incur unanticipated or unknown losses or liabilities if it completes the transaction with SCS; maintaining our executive management team; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of, and acceptance of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry, our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the Bank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a substantial portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements.

The foregoing list of factors is not exclusive.  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Additional discussions of factors affecting the Company’s business and prospects are contained herein, including under the caption “Risk Factors,” and in the Company’s periodic filings with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries.

Available Information

The Company’s website address is www.metafinancialgroup.com.  The Company makes available, through a link with the SEC’s EDGAR database, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and beneficial ownership reports on Forms 3, 4, and 5.  Investors are encouraged to access these reports and other information about our business on our website.  The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC.  We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to Brittany Kelly, Investor Relations Analyst, at the Company’s address.  Also posted on our website, among other things, are the charters of our committees of the Board of Directors as well as the Company’s and the Bank’s Codes of Ethics.

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

The Bank, a wholly-owned full-service banking subsidiary of Meta Financial, is both a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company providing services on a nationwide basis, as further described below.  The business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, consumer loans (including tax refund advance loans), commercial operating loans, and premium finance loans. In addition to originating loans, the Bank also has contracted to sell loans, in this case principally tax refund advance loans, to third party buyers. The Bank also purchases loan participations from time to time from other financial institutions, but presently at a lower level compared to prior years, as well as mortgage-backed securities and other investments permissible under applicable regulations.

In addition to its community-oriented lending and deposit gathering activities, the Bank’s various divisions issue prepaid cards, design innovative consumer credit products, sponsor Automatic Teller Machines (“ATMs”) into various debit networks, and offer tax refund-transfer services and other payment industry products and services.  Through its activities, the Meta Payment Systems ("MPS") division of the Bank generates both fee income and low- and no cost deposits for the Bank. On December 2, 2014, the Bank purchased substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services Inc., (“AFS/IBEX”), an insurance premium financing company.  The transaction has diversified the Company’s business and further expands its commercial loan portfolio and growth prospects. In addition, on September 8, 2015, the Bank purchased substantially all of the assets and related liabilities of Fort Knox Financial Services Corporation and its subsidiary, Tax Product Services, LLC (together “Refund Advantage”).  The assets acquired by MetaBank in the acquisition include the Fort Knox operating platform and trade name, Refund Advantage®, and other assets.  More recently, on October 26, 2016, MetaBank entered into an agreement with certain H&R Block® entities to originate up to $1.45 billion and retain up to $750 million of interest-free refund advance loans for H&R Block customers during the 2017 tax season. On November 1, 2016, the Bank purchased substantially all of the assets and certain liabilities of EPS Financial, LLC ("EPS") from privately held Drake Enterprises, Ltd. ("Drake"). The assets acquired by MetaBank in the EPS acquisition include the EPS trade name, operating platform, and other assets. Also, on November 9, 2016, the Bank signed a definitive agreement to purchase substantially all of the assets and specified liabilities of privately-held Specialty Consumer Services LP ("SCS") relating to its consumer lending and tax advance business. These transactions expand the Company’s business into tax refund-transfer services for its customers.

  As noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K, MPS continues to expand and to play a very significant role in the Company’s financial performance.

The Company completed the public offering of $75 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million, a substantial portion of which was invested in the Bank as Tier 1 capital.

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

Market Areas

The Bank has four market areas:  Northwest Iowa (“NWI”), Brookings, South Dakota (“Brookings”), Central Iowa (“CI”), and Sioux Empire (“SE”) and four divisions: MPS, AFS/IBEX, Refund Advantage and EPS.  The Bank’s home office is located at 5501 South Broadband Lane, Sioux Falls, South Dakota.  NWI operates two offices in Storm Lake, Iowa. Brookings operates one office in Brookings, South Dakota.  CI operates a total of four offices in Iowa:  Des Moines (2), West Des Moines, and Urbandale.  SE operates three offices and one administrative office in Sioux Falls, South Dakota.  AFS/IBEX operates an office in Texas and one in California.  MPS, which offers prepaid cards, tax refund-transfer services, and other payment industry products and services nationwide, operates out of Sioux Falls, South Dakota, with offices in Louisville, Kentucky and Easton, Pennsylvania. Upon the expected closing of the SCS acquisition, operations will expand into Hurst, Texas. See “Meta Payment Systems® Division.”

The Bank has a total of ten full-service branch offices, one non-retail service branch in Memphis, Tennessee, and two agency offices, one in Texas and one in California.

The Company’s primary commercial banking market area includes the Iowa counties of Buena Vista, Dallas, and Polk, and the South Dakota counties of Brookings, Lincoln, Minnehaha, and Moody.  South Dakota ranks 10th and Iowa 14th in “The Best States for Business and Careers” (Forbes.com, November 2016).  Iowa has low corporate income and franchise taxes.  South Dakota has no corporate income tax, personal income tax, personal property tax, business inventory tax, or inheritance tax.

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

Des Moines, Iowa’s capital, is located in central Iowa and is the political, economic, and cultural capital of the state.  Des Moines was ranked sixth in “The Best Places for Business and Careers” (Forbes.com, 2016).  The Des Moines metro area is a center of insurance, printing, finance, retail and wholesale trades as well as industry, providing a diverse economic base.  Major employers include Principal Life Insurance Company, Iowa Health – Des Moines, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., City of Des Moines, United Parcel Service, Nationwide Mutual Insurance Co., Pioneer Hi Bred International Inc., and Wells Fargo.  Universities and colleges in the area include Des Moines Area Community College, Drake University, Simpson College, Des Moines University, Grand View College, AIB College of Business, and Upper Iowa University.  The unemployment rate in the Des Moines metro area was 3.6% as of September 2016.

Sioux Falls is located at the crossroads of Interstates 29 and 90 in southeast South Dakota, 270 miles southwest of Minneapolis.  On Forbes’ October 2016 list of “The Best Small Places for Business and Careers,” Sioux Falls ranked second among the best small cities.  Major employers in the area include Sanford Health, Avera McKennan Hospital and Health System, John Morrell & Company, Citibank (South Dakota) NA, Sioux Falls School District 49-5, Wells Fargo Bank, and Hy-Vee Food Stores.  Sioux Falls is home to Augustana College and The University of Sioux Falls.  The unemployment rate in Sioux Falls was 2.0% as of September 2016.

As noted above, several of the Company’s market areas are dependent on agriculture and agriculture-related businesses, which are exposed to exogenous risk factors such as weather conditions and commodity prices.  Loss rates in the agricultural real estate and agricultural operating loan portfolios have been low in the previous two years, partially offset by the charge-off of one large agriculture relationship in the current fiscal year.  Low average loss rates are primarily due to strong crop yields over the last few years, offset by lower grain prices in 2015 and 2016.  Overall, these factors have created positive economic conditions for most farmers in our markets during this time period.  Nonetheless, management still expects that future losses in this portfolio could be higher than recent historical experience.  Management believes that the recent positive weather conditions within our markets have been offset by low commodity prices and high input costs, which have the potential to more than offset higher yields, producing a negative economic effect on our agricultural markets.

Lending Activities

General.  The Company originates both fixed-rate and adjustable-rate (“ARM”) residential mortgage loans in response to consumer demand.  At September 30, 2016, the Company had $850.8 million in fixed-rate loans and $75.1 million in ARM loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K for further information on Asset/Liability Management.

In addition, the Company has more recently focused its lending activities on the origination of commercial and multi-family real estate loans, agricultural-related loans, commercial operating loans, premium finance loans, and tax refund advance loans. The Company also continues to originate one-to-four family mortgage loans and traditional consumer loans. Other than tax refund advance loans, the Company originates most of its loans in its primary market area.  At September 30, 2016, the Company’s net loan portfolio totaled $919.5 million, or 22.9% of the Company’s total assets, as compared to $706.3 million, or 27.9%, at September 30, 2015. As noted above, the Bank recently signed an agreement to originate tax refund advance loans to customers of H&R Block.

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

At September 30, 2016, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $32.5 million.  The Company had 24 other lending relationships in excess of $7.5 million as of September 30, 2016.  At September 30, 2016, two of these relationships had loans totaling $27.8 million and $8.2 million, respectively, and were classified as either substandard or special mention.  See “Non-Performing Assets, Other Loans of Concern, and Classified Assets.”

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.  In general, for the fiscal year ended September 30, 2016, the amounts in all categories of loans discussed below, except agriculture real estate and agriculture operating loans, increased over levels from the prior fiscal year.

	At September 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
1-4 Family	$162,298	17.5%	$125,021	17.5%	$116,395	23.3%	$82,287	21.4%	$49,134	14.9%
Commercial & Multi-Family	422,932	45.7%	310,199	43.5%	224,302	44.9%	192,786	50.1%	191,905	57.9%
Agricultural	63,612	6.9%	64,316	9.0%	56,071	11.3%	29,552	7.7%	19,861	6.0%
Total Real Estate Loans	648,842	70.1%	499,536	70.0%	396,768	79.5%	304,625	79.2%	260,900	78.8%

Other Loans:
Consumer Loans:
Home Equity	20,883	2.2%	18,463	2.6%	15,116	3.0%	13,799	3.6%	13,299	4.0%
Automobile	730	0.1%	573	0.1%	671	0.1%	658	0.1%	792	0.2%
Other (1)	15,481	1.7%	14,491	2.0%	13,542	2.7%	15,857	4.1%	18,747	5.7%
Total Consumer Loans	37,094	4.0%	33,527	4.7%	29,329	5.8%	30,314	7.8%	32,838	9.9%

Agricultural Operating	37,083	4.0%	43,626	6.1%	42,258	8.5%	33,750	8.8%	20,981	6.3%
Commercial Operating	31,271	3.4%	29,893	4.2%	30,846	6.2%	16,264	4.2%	16,452	5.0%
Premium Finance	171,604	18.5%	106,505	15.0%	—	—%	—	—%	—	—%

Total Other Loans	277,052	29.9%	213,551	30.0%	102,433	20.5%	80,328	20.8%	70,271	21.2%
Total Loans	$925,894	100.0%	$713,087	100.0%	$499,201	100.0%	$384,953	100.0%	$331,171	100.0%

(1)	Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.

	September 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real Estate:
1-4 Family	$152,232	16.5%	$116,171	16.3%	$105,870	21.2%	$75,477	19.6%	$44,045	13.3%
Commercial & Multi-Family	404,888	43.7%	284,586	39.9%	203,840	40.8%	173,373	45.1%	162,552	49.1%
Agricultural	59,455	6.4%	59,219	8.3%	49,643	10.0%	22,433	5.8%	15,399	4.6%
Total Fixed-Rate Real Estate Loans	616,575	66.6%	459,976	64.5%	359,353	72.0%	271,283	70.5%	221,996	67.0%
Consumer	23,024	2.5%	20,842	2.9%	19,279	3.9%	20,129	5.2%	20,322	6.1%
Agricultural Operating	27,196	2.9%	35,802	5.0%	24,991	5.0%	23,137	6.0%	10,627	3.2%
Commercial Operating	12,393	1.4%	15,520	2.2%	13,659	2.7%	8,070	2.1%	6,818	2.1%
Premium Finance	171,604	18.5%	106,505	15.0%	—	—%	—	—%	—	—%
Total Fixed-Rate Loans	850,792	91.9%	638,645	89.6%	417,282	83.6%	322,619	83.8%	259,763	78.4%

Adjustable Rate Loans:
Real Estate:
1-4 Family	10,066	1.1%	8,850	1.2%	10,525	2.1%	6,810	1.8%	5,089	1.5%
Commercial & Multi-Family	18,044	1.9%	25,613	3.6%	20,461	4.1%	19,413	5.0%	29,353	8.9%
Agricultural	4,157	0.5%	5,097	0.7%	6,429	1.3%	7,119	1.9%	4,462	1.4%
Total Adjustable Real Estate Loans	32,267	3.5%	39,560	5.5%	37,415	7.5%	33,342	8.7%	38,904	11.8%
Consumer	14,070	1.5%	12,685	1.8%	10,050	2.0%	10,185	2.6%	12,516	3.8%
Agricultural Operating	9,887	1.1%	7,824	1.1%	17,267	3.5%	10,613	2.8%	10,354	3.1%
Commercial Operating	18,878	2.0%	14,373	2.0%	17,187	3.4%	8,194	2.1%	9,634	2.9%
Total Adjustable Loans	75,102	8.1%	74,442	10.4%	81,919	16.4%	62,334	16.2%	71,408	21.6%
Total Loans	925,894	100.0%	713,087	100.0%	499,201	100.0%	384,953	100.0%	331,171	100.0%

Less:
Deferred Fees and Discounts	789		577		797		595		219
Allowance for Loan Losses	5,635		6,255		5,397		3,930		3,971

Total Loans Receivable, Net	$919,470		$706,255		$493,007		$380,428		$326,981

The following table illustrates the maturity analysis of the Company’s loan portfolio at September 30, 2016.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third-party sources.

	Real Estate (1)		Consumer		Commercial Operating		Agricultural Operating		Premium Finance		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due in one year or less (2)	$206,315	4.24%	$13,384	3.09%	$15,421	3.96%	$24,704	4.43%	$171,369	6.02%	$431,193	4.92%
Due after one year through five years	364,545	4.24%	22,200	2.90%	14,040	3.76%	11,406	4.63%	235	4.67%	412,426	4.16%
Due after five years	77,982	4.04%	1,510	5.21%	1,810	3.41%	973	5.13%	—	—%	82,275	4.06%
Total	$648,842		$37,094		$31,271		$37,083		$171,604		$925,894

(1)	Includes one-to-four family, multi-family, commercial and agricultural real estate loans.

(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One-to-Four Family Residential Mortgage Lending.  One-to-four family residential mortgage loan originations, which are made primarily in the Company's market areas, are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  At September 30, 2016, the Company’s one-to-four family residential mortgage loan portfolio totaled $162.3 million, or 17.5% of the Company’s total loans.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2016, the average outstanding principal balance of a one-to-four family residential mortgage loan was approximately $0.1 million.  At September 30, 2016, $0.1 million of the Company’s one-to-four family residential mortgage loans were non-performing.

The Company offers fixed-rate and ARM loans for both permanent structures and those under construction.  During the year ended September 30, 2016, the Company originated $15.3 million of ARM loans and $81.2 million of fixed-rate loans secured by one-to-four family residential real estate.  The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one-to-four family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan‑to‑value level.  Residential loans generally do not include prepayment penalties.

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

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas and, in order to supplement its loan portfolio, has purchased participation interests in loans from other financial institutions.  At September 30, 2016, the Company’s commercial and multi-family real estate loan portfolio totaled $422.9 million, or 45.7%, of the Company’s total loans.  The purchased loans and loan participation interests are generally secured by properties located in the Midwest and West.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”  At September 30, 2016, there were no commercial and multi‑family real estate loans that were non-performing.  See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

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

At September 30, 2016, the Company’s largest commercial and multi-family real estate lending relationship totaled $32.5 million and was secured by real estate.  At September 30, 2016, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $1.4 million.

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

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and other farm-related products, primarily in its market areas.  At September 30, 2016, the Company had agricultural real estate loans secured by farmland of $63.6 million or 6.9% of the Company’s total loans.  At the same date, $37.1 million, or 4.0%, of the Company’s total loans consisted of secured loans related to agricultural operations.  Agricultural-related lending constituted 10.9% of total loans.

At September 30, 2016, the Company’s largest agricultural real estate and agricultural operating loan relationship was $27.8 million.  At September 30, 2016, the average outstanding principal balance of an agricultural real estate loan and agricultural operating loan held by the Company was approximately $0.7 million and $0.2 million, respectively.

Agricultural operating loans are originated at either an adjustable or fixed-rate of interest for up to a one-year term or, in the case of livestock, upon sale.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years. At September 30, 2016, there were no agricultural operating loans that were non-performing.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first five to ten years, which then balloon or adjust annually thereafter.  In addition, such loans generally amortize over a period of 20 to 25 years.  Fixed-rate agricultural real estate loans generally have terms up to ten years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.  At September 30, 2016, none of the Company’s agricultural real estate loans were non-performing.

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

Consumer Lending.  The Company, through the auspices of its “Retail Bank” (generally referring to the Company’s operations in our four market areas discussed above), originates a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Retail Bank offers other secured and unsecured consumer loans.  The Retail Bank currently originates most of its consumer loans in its primary market area and surrounding areas.  At September 30, 2016, the Retail Bank’s consumer loan portfolio totaled $22.8 million, or 2.5% of its total loans.  Of the Retail Bank consumer loan portfolio at September 30, 2016, $8.7 million were short- and intermediate-term, fixed-rate loans, while $14.1 million were adjustable-rate loans.

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

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2016, $0.1 million of the Bank’s consumer loans were non-performing.

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

At September 30, 2016, the Bank’s MPS consumer loan portfolio totaled $14.3 million, or 1.5% of total loans, all of which were short-term, fixed rate loans.

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

No MPS credit products were non-performing as of September 30, 2016.

Through its Refund Advantage division, MetaBank also provides short-term consumer refund advance loans. Taxpayers are underwritten to determine eligibility for the advances and the advances are unsecured. These consumer loans are interest-and fee free. Due to the nature of consumer advance loans, it typically takes no more than three e-file cycles to collect. In the event of default, MetaBank has no recourse with the tax consumer. Generally, when the refund advance loan becomes delinquent for 90 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance. There were no taxpayer advances outstanding as of September 30, 2016; the Company expects this portfolio to expand significantly following its agreement with H&R Block to offer such loans during the 2017 tax season.

Commercial Operating Lending.  The Company also originates commercial operating loans primarily in its market areas.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also may involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.  At September 30, 2016, $31.3 million, or 3.4% of the Company’s total loans, were comprised of commercial operating loans.

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

 At September 30, 2016, the average outstanding principal balance of a commercial operating loan held by the Company was approximately $0.1 million.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial operating loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial operating loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At September 30, 2016, none of the Company’s commercial operating loans were non-performing.

Through its Refund Advantage division, MetaBank also provides short-term Electronic Return Originator ("EROs") advance loans on a nation-wide basis. These loans are typically utilized to purchase tax preparation software and to prepare tax offices for the upcoming season. EROs go through an underwriting process to determine eligibility for the advances and the advances are unsecured.  Due to the nature of ERO advance loans, it typically takes no more than three e-file cycles to begin collection. Generally, when the ERO advance loan becomes delinquent for 90 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance. There were no ERO advances outstanding as of September 30, 2016.

Premium Finance Lending.  Through its AFS/IBEX division, MetaBank provides short-term, primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk otherwise known as insurance premium financing primarily in California, Texas and Florida.  This includes, but is not limited to, policies for commercial property, casualty and liability risk.  The AFS/IBEX division markets itself to the insurance community as a competitive option based on service, its reputation, competitive terms, cost and ease of operation.  At September 30, 2016, $171.6 million, or 18.5% of the Company’s total loans, were comprised of premium finance loans.

Insurance premium financing is the business of extending credit to a policyholder to pay for insurance premiums when the insurance carrier requires payment in full at inception of coverage.  Premiums are advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term.  The policyholder generally makes a 20% to 25% down payment to the insurance broker and finances the remainder over nine to ten months on average.  The down payment is set such that if the policy is canceled, the unearned premium is typically sufficient to cover the loan balance and accrued interest.

The largest premium finance exposure outstanding at September 30, 2016, was a $3.7 million loan relationship secured by the related insurance policy of the borrower.  At September 30, 2016, the average outstanding principal balance of a premium finance loan held by the Company was approximately $7,900.

Due to the nature of collateral for commercial premium finance receivables, it customarily takes 60-210 days to convert the collateral into cash.  In the event of default, AFS/IBEX, by statute and contract, has the power to cancel the insurance policy and establish a first position lien on the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer should typically be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium.  Generally, when a premium finance loan becomes delinquent for 210 days or more, or when collection of principal or interest becomes doubtful, the Company will charge off the loan balance and any remaining interest and fees after applying any collection from the insurance company.  At September 30, 2016, $1.0 million of the Company’s premium finance loans were non-performing.

Originations, Sales and Servicing of Loans

At the Retail Bank, loans are generally originated by the Company’s staff of loan officers.  Loan applications are taken and processed in the branches and the main office of the Company.  While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market.  Demand is affected by the interest rate and economic environment.

The Company, from time to time, sells loan participations, generally without recourse.  At September 30, 2016, there were no loans outstanding sold with recourse.  When loans are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $19.4 million at September 30, 2016, of which $4.0 million were sold to Fannie Mae and $15.4 million were sold to others.

On October 26, 2016, MetaBank entered into an agreement with certain H&R Block entities to originate up to $1.45 billion and retain up to $750 million of interest-free refund advance loans for H&R Block tax preparation customers during the 2017 tax season.

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

	Years Ended September 30,
	2016	2015	2014
Originations by Type:	(Dollars in Thousands)
Adjustable Rate:
1-4 Family Real Estate	$15,276	$15,360	$12,412
Commercial and Multi-Family Real Estate	2,460	5,575	9,704
Agricultural Real Estate	—	—	1,130
Consumer	13	13	6
Commercial Operating	35,433	20,219	38,448
Agricultural Operating	21,954	12,347	23,492
Total Adjustable Rate	75,136	53,514	85,192

Fixed Rate:
1-4 Family Real Estate	81,218	48,576	53,251
Commercial and Multi-Family Real Estate	154,478	109,173	94,868
Agricultural Real Estate	4,216	12,877	35,713
Consumer	222,391	204,258	157,776
Commercial Operating	42,775	15,533	13,985
Agricultural Operating	30,889	20,646	31,628
Premium Finance	357,252	208,183	—
Total Fixed-Rate	893,219	619,246	387,221
Total Loans Originated	968,355	672,760	472,413

Purchases:
Agricultural Operating	—	—	343
Premium Finance	—	74,120	—
Total Loans Purchased	—	74,120	343

Sales and Repayments:
Sales:
Commercial and Multi-Family Real Estate	—	4,843	11,665
Agricultural Real Estate	—	520	—
Consumer	17,611	11,650	12,144
Agricultural Operating	83	99	82
Total Loan Sales	17,694	17,112	23,891

Repayments:
Loan Principal Repayments	737,853	515,883	334,616
Total Principal Repayments	737,853	515,883	334,616
Total Reductions	755,547	532,995	358,507

Increase (decrease) in Other Items, Net	408	(637)	(1,670)
Net Increase	$213,216	$213,248	$112,579

At September 30, 2016, approximately $6.4 million, or 0.7%, of the Company’s loan portfolio consisted of purchased loans.  The Company believes that purchasing loans outside of its market area assists the Company in diversifying its portfolio and may lessen the adverse effects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market area, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans.

At September 30, 2016, the Company’s purchased loans were secured by properties located, as a percentage of total loans, as follows:  less than 1% combined in Oregon, North Dakota, North Carolina, and Connecticut. No loans were purchased in fiscal 2016.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at September 30, 2016.

	Loans Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
	Number	Amount	Percent of Category	Number	Amount	Percent of Category	Number	Amount	Percent of Category
				(Dollars in Thousands)
Real Estate:
1-4 Family	—	$—	—%	1	$30	4.6%	1	$83	7.5%
Consumer	—	—	—%	—	—	—%	1	53	4.8%
Commercial Operating	1	151	9.7%	1	354	53.7%	—	—	—%
Premium Finance	285	1,398	90.3%	264	275	41.7%	977	965	87.7%
Total	286	$1,549	100.0%	266	$659	100.0%	979	$1,101	100.0%

Delinquencies 90 days and over constituted 0.1% of total loans and 0.03% of total assets.

Generally, when a loan becomes delinquent, 210 days or more for Premium Finance, or 90 days or more for all other loan categories, or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is charged against current income.  The loan will remain on a non-accrual status until six months of good payment history.

The table below sets forth the amounts and categories of the Company’s non-performing assets.

	At September 30,
	2016	2015	2014	2013	2012
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$83	$24	$281	$245	$307
Commercial & Multi-Family Real Estate	—	904	312	427	1,423
Agricultural Operating	—	5,132	340	—	—
Commercial Operating	—	—	—	7	18
Total	83	6,060	933	679	1,748

Accruing Loans Delinquent 90 Days or More:
Consumer	53	13	54	13	63
Premium Finance	965	1,728	—	—	—
Total	1,018	1,741	54	13	63

Total Non-Performing Loans	1,101	7,801	987	692	1,811

Other Assets

Foreclosed Assets:
1-4 Family Real Estate	76	—	—	—	9
Commercial & Multi-Family Real Estate	—	—	15	116	827
Commercial Operating	—	—	—	—	2
Total	76	—	15	116	838

Total Other Assets	76	—	15	116	838

Total Non-Performing Assets	$1,177	$7,801	$1,002	$808	$2,649
Total as a Percentage of Total Assets	0.03%	0.31%	0.05%	0.05%	0.16%

For the year ended September 30, 2016, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $2,000, of which none was included in interest income.

Non-Accruing Loans.  At September 30, 2016, the Company had $0.1 million in non-accruing loans, which constituted less than 0.1% of the Company's gross loan portfolio and total assets. At September 30, 2015, the Company had $6.1 million in non-accruing loans which constituted 0.8% of its gross loan portfolio, or 0.2% of total assets.  The fiscal 2016 decrease in non-performing loans primarily relates to a decrease in non-accruing loans in the agricultural operating category of $5.1 million, primarily due to the partial charge-off of a large agricultural relationship that has no remaining loan balance.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2016, the Company had $1.0 million in accruing premium finance loans delinquent 90 days or more.

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

On the basis of management’s review of its classified assets, at September 30, 2016, the Company had classified loans of $9.0 million as substandard and none as doubtful or loss.  Further, at September 30, 2016, the Bank had $76,101 in real estate owned or other foreclosed assets.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of stability to improvement in the Bank’s markets.  The Bank’s average loss rates over the past three years were low, offset with a higher agricultural loss rate in the current fiscal year driven by the charge off of one relationship. The Bank does not believe it is likely these low loss conditions will continue indefinitely.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at September 30, 2016, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Balance at Beginning of Period	$6,255	$5,397	$3,930	$3,971	$4,926

Charge Offs:
1-4 Family Real Estate	(32)	(45)	—	(25)	(3)
Commercial & Multi-Family Real Estate	(385)	(214)	—	(194)	(2,094)
Consumer	(728)	—	—	(1)	(6)
Commercial Operating	(249)	—	—	—	—
Agricultural Operating	(3,252)	(186)	(50)	—	—
Premium Finance	(726)	(285)	—	—	—
Total Charge Offs	(5,372)	(730)	(50)	(220)	(2,103)
Recoveries:
1-4 Family Real Estate	—	—	2	2	1
Commercial & Multi-Family Real Estate	27	6	347	113	40
Consumer	11	—	—	1	4
Commercial Operating	—	3	18	63	4
Agricultural Operating	2	—	—	—	50
Premium Finance	107	114	—	—	—
Total Recoveries	147	123	367	179	99

Net (Charge Offs) Recoveries	(5,225)	(607)	317	(41)	(2,004)
Provision Charged to Expense	4,605	1,465	1,150	—	1,049
Balance at End of Period	$5,635	$6,255	$5,397	$3,930	$3,971

Ratio of Net Charge Offs During the Period to
Average Loans Outstanding During the Period	0.64%	0.10%	(0.07)%	0.01%	0.61%

Ratio of Net Charge Offs During the Period to
Non-Performing Assets at Year End	443.84%	7.78%	(31.66)%	5.07%	75.65%

Allowance to Total Loans	0.61%	0.88%	1.08%	1.02%	1.20%

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
			(Dollars in Thousands)
1-4 Family Real Estate	$654	17.5%	$278	17.5%	$552	23.3%	$333	21.4%	$193	14.8%
Commercial & Multi-Family Real Estate	2,198	45.7%	1,187	43.5%	1,575	44.9%	1,937	50.1%	3,113	58.0%
Agricultural Real Estate	142	6.9%	163	9.0%	263	11.2%	112	7.6%	1	6.0%
Consumer	51	4.0%	20	4.7%	78	5.9%	74	7.9%	3	9.9%
Commercial Operating	117	3.4%	28	4.2%	93	6.2%	49	4.2%	49	5.0%
Agricultural Operating	1,332	4.0%	3,537	6.1%	719	8.5%	267	8.8%	—	6.3%
Premium Finance	588	18.5%	293	15%	—	—	—	—	—	—
Unallocated	553	—	749	—	2,117	—	1,158	—	612	—
Total	$5,635	100.0%	$6,255	100.0%	$5,397	100.0%	$3,930	100.0%	$3,971	100.0%

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

As of September 30, 2016, investment and mortgage-backed securities with fair values of approximately $824.5 million, $237.2 million and $9.2 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances and collateral for securities sold under agreements to repurchase, respectively.  For additional information regarding the Company’s collateralization of borrowings, see Notes 8 and 9 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Securities.  It is the Company’s general policy to purchase investment securities which are U.S. Government securities, U.S. Government agency and instrumentality securities, U.S. Government agency or instrumentality collateralized securities, state and local government obligations, commercial paper, corporate debt securities and overnight federal funds.

Beginning in June 2012, the Company began executing a strategy designed to diversify the Bank’s investment securities portfolio.  This strategy involved purchasing other investments, primarily non-bank qualified municipal bond securities.  In fiscal 2016, the Company also executed upon relative value opportunities in the securities portfolio posed by perceived dislocations in the market by purchasing a sizable portion of government-related three-month Libor floating rate securities during the year. The Company believes diversification reduces the risk in the portfolio by spreading its investable dollars among a broader range of investment types and takes advantage of the Company’s innovative and low-cost funding structure.  As of September 30, 2016, the Company had total investment securities, excluding mortgage-backed securities, with an amortized cost of $1.37 billion compared to $953.0 million as of September 30, 2015.  At September 30, 2016, $420.1 million, or 32.6%, of the Company’s investment securities were pledged to secure various obligations of the Company.

A large portion of this investment strategy involves the purchase of non-bank qualified obligations of political subdivisions or municipal housing securities backed by or convertible into Fannie Mae, Freddie Mac, and or Ginnie Mae securities.  These bonds are issued in larger denominations than bank qualified obligations of political subdivisions, which allows for the purchase of larger blocks.  These larger blocks of municipal bonds are typically issued in larger denominations by well-known issuers with reputable reporting and in turn, tend to be more liquid, which helps reduce price risk.  These municipal bonds are tax-exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation uses the Company’s cost of funds as one of its components.  Given the Company’s relatively low cost of funds due to the volume of interest-free deposits generated by the MPS division, the tax equivalent yield for these bonds is higher than a similar term investment in other investment categories.  Many of the Company’s municipal holdings are able to be pledged at both the Federal Reserve and the Federal Home Loan Bank.

As of September 30, 2016, the Company had obligations of states and political subdivisions of $1.18 billion, representing 84.8% of total investment securities, excluding mortgage‑backed securities.  This amount is spread among 47 of the 50 U.S. states and the District of Columbia, with no individual state (excluding agency backed and/or convertible municipal securities) having a concentration higher than 10% of the total carrying value of the municipal portfolio.  The Company has no direct municipal bond exposure in Detroit or Puerto Rico.  Management believes this geographical diversification lessens the credit risk associated with these investments. The Company also monitors concentrations of the ultimate borrower and exposure to counties within each state to further enhance proper diversification.

The following table sets forth the carrying value of the Company’s investment securities portfolio, excluding mortgage-backed securities and other Benefit Equalization Plan equity securities, at the dates indicated.

	At September 30,
	2016	2015	2014
	(Dollars in Thousands)
Investment Securities AFS
Trust preferred and corporate securities (1)	$12,978	$13,944	$46,929
Asset backed securities	116,815	—	—
Small business administration securities	80,719	56,056	67,012
Non-bank qualified obligations of states and political subdivisions	698,672	608,590	367,580
Common equities and mutual funds	1,125	914	825
Subtotal AFS	910,309	679,504	482,346

Investment Securities HTM
Obligations of states and political subdivisions	20,626	19,540	19,304
Non-bank qualified obligations of states and political subdivisions (2)	465,469	259,627	193,595
Subtotal HTM	486,095	279,167	212,899

FHLB Stock	47,512	24,410	21,245

Total Investment Securities and FHLB Stock	$1,443,916	$983,081	$716,490

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and
Federal Funds Sold (3)	$513,441	$10,051	$9,084

(1)
Within the trust preferred securities presented above, there are no securities from individual issuers that exceed 5% of the Company’s total equity.  The name and the aggregate market value of securities of each individual issuer as of September 30, 2016, are as follows: Key Corp Capital I, $4.2 million; PNC Capital Trust, $4.7 million; and Huntington Capital Trust II SE, $4.1 million.

(2)	Includes $3.1 million of taxable obligations of states and political subdivisions.

(3)
The Company at times maintains balances at the FHLB and the FRB, and also maintains balances in excess of FDIC-insured limits at various financial institutions.  At September 30, 2016, the Company had $512.9 million in interest-bearing deposits held at the FRB, $0.5 million at other institutions, and none at the FHLB.  At September 30, 2016, the Company had no federal funds sold at a private institution.

The composition and maturities of the Company’s available for sale and held to maturity investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table.

	September 30, 2016
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)
Trust preferred and corporate securities	$—	$—	$—	$12,978	$14,936	$12,978
Asset backed securities	—	—	—	116,815	117,487	116,815
Small business administration securities	—	—	80,719	—	78,430	80,719
Non-bank qualified obligations of states and political subdivisions	—	17,897	366,052	314,723	668,628	698,672
Total Investment Securities AFS	$—	$17,897	$446,771	$444,516	$879,481	$909,184

Weighted Average Yield (1)	—%	1.19%	1.57%	1.95%	2.37%	1.72%

	September 30, 2016
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)
Obligations of states and political subdivisions	$472	$6,587	$9,558	$4,009	$20,626	$20,936
Non-bank qualified obligations of states and political subdivisions	—	5,915	148,386	311,168	465,469	477,203
Total Investment Securities HTM	$472	$12,502	$157,944	$315,177	$486,095	$498,139

Weighted Average Yield (1)	1.08%	2.03%	2.27%	2.91%	2.68%	2.25%

(1)	Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities.  The Company’s mortgage-backed and related securities portfolio consisted entirely of securities issued by U.S. Government agencies or instrumentalities, including those of Ginnie Mae, Fannie Mae and Freddie Mac as of September 30, 2016.  The Ginnie Mae, Fannie Mae and Freddie Mac certificates are modified pass‑through mortgage-backed securities representing undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi‑family residential mortgages issued by these U.S. Government agencies or instrumentalities.

At September 30, 2016, the Company had a diverse portfolio of mortgage-backed securities with an amortized cost of $688.8 million, all at fixed rates of interest.  The Company held primarily seasoned 15-year, 20-year, and 30-year pass through mortgage-backed securities. Coupons on these securities ranged from below 3% to 5.5%.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2016, $568.1 million or 81.9% of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	At September 30,
	2016	2015	2014
Available for Sale	(Dollars in Thousands)

Freddie Mac	$164,577	$174,322	$155,340
Fannie Mae	394,363	391,846	266,214
Fannie Mae DUS	—	10,415	194,663
Ginnie Mae	—	—	41,653
Total AFS	$558,940	$576,583	$657,870

	At September 30,
	2016	2015	2014
Held to Maturity	(Dollars in Thousands)

Farmer Mac	$71,011	$—	$—
Fannie Mae	51,894	61,026	70,034
Ginnie Mae	10,853	5,551	—
Total HTM	$133,758	$66,577	$70,034

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2016.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments which typically lower the average life of these holdings.

	September 30, 2016
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)

Freddie Mac	$—	$—	$—	$164,577	$164,881	$164,577
Fannie Mae	—	—	—	394,363	390,155	394,363
Total Investment Securities	$—	$—	$—	$558,940	$555,036	$558,940

Weighted Average Yield	—%	—%	—%	1.97%	2.02%	1.97%

	September 30, 2016
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)

Farmer Mac	$—	$—	$—	$71,011	$71,011	$71,186
Fannie Mae	—	—	—	51,893	51,893	52,310
Ginnie Mae	—	—	—	10,854	10,854	10,939
Total Investment Securities	$—	$—	$—	$133,758	$133,758	$134,435

Weighted Average Yield	—%	—%	—%	2.79%	2.79%	2.85%

At September 30, 2016, the contractual maturity of all of the Company’s mortgage‑backed securities was in excess of ten years.  The actual maturity of a mortgage-backed security is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of mortgage-backed securities, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

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

In fiscal 2016, 2015 and 2014, there were no other-than-temporary impairments recorded.  Fannie Mae and Freddie Mac, which are both in conservatorship, generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

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

Deposits.  The Company offers a variety of deposit accounts having a wide range of interest rates and terms.  The Company’s deposits consist of statement savings accounts, money market savings accounts, NOW and regular checking accounts, deposits related to prepaid cards primarily categorized as checking accounts and certificate accounts currently ranging in terms from 3 months to 5 years.  The Company solicits deposits from its primary market area and relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits.

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

At September 30, 2016, $2.13 billion of the Company’s $2.43 billion deposit portfolio was attributable to MPS.  The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $2.11 billion are included with non-interest-bearing checking accounts and $23.1 million are included with savings deposits on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not pay interest.  MPS originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification.  As such, and as historical results indicate and management believes, the Company’s deposit portfolio attributable to MPS is stable.  The increase in deposits arising from MPS has allowed the Bank to reduce its reliance on higher costing certificates of deposits and public funds.  See “Regulation – FDIC Deposit Classification Guidance.”

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2016	2015	2014
	(Dollars in Thousands)
Opening Balance	$1,657,534	$1,366,541	$1,315,283
Deposits	418,950,277	315,944,447	215,420,492
Withdrawals	(418,178,086)	(315,653,993)	(215,369,877)
Interest Credited	357	539	643

Ending Balance	$2,430,082	$1,657,534	$1,366,541

Net Increase	$772,548	$290,993	$51,258

Percent Increase	46.61%	21.29%	3.90%
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Non-Interest Bearing Checking	$2,167,522	89.2%	$1,449,101	87.4%	$1,126,715	82.5%
Interest Bearing Checking	38,077	1.6%	33,320	2.0%	37,188	2.7%
Savings Deposits	50,742	2.1%	41,720	2.5%	27,610	2.0%
Money Market Deposits	47,749	1.9%	42,222	2.6%	40,475	3.0%

Total Non-Certificate Deposits	$2,304,090	94.8%	$1,566,363	94.5%	$1,231,988	90.2%

Time Certificates of Deposit:

Variable	124	—%	192	—%	202	—%
0.00 - 1.99%	125,519	5.2%	89,044	5.4%	128,730	9.4%
2.00 - 3.99%	349	—%	1,935	0.1%	5,621	0.4%

Total Time Certificates of Deposits	$125,992	5.2%	$91,171	5.5%	$134,553	9.8%
Total Deposits	$2,430,082	100.0%	$1,657,534	100.0%	$1,366,541	100.0%

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2016.

	Variable	0.00- 1.99%	2.00%- 3.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
December 31, 2016	$22	$49,368	$21	$49,411	39.2%
March 31, 2017	28	45,170	10	45,208	35.9%
June 30, 2017	9	10,845	—	10,854	8.6%
September 30, 2017	45	1,598	—	1,643	1.3%
December 31, 2017	14	5,616	—	5,630	4.5%
March 31, 2018	6	967	—	973	0.8%
June 30, 2018	—	1,626	—	1,626	1.3%
September 30, 2018	—	738	—	738	0.6%
December 31, 2018	—	2,787	—	2,787	2.2%
March 31, 2019	—	301	—	301	0.2%
June 30, 2019	—	1,308	—	1,308	1.0%
September 30, 2019	—	277	—	277	0.2%
Thereafter	—	4,918	318	5,236	4.2%

Total	$124	$125,519	$349	$125,992	100.0%

Percent of total	0.1%	99.6%	0.3%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2016.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $250,000	$36,843	$42,459	$1,755	$475	$81,532

Certificates of deposit of $250,000 or more	12,568	2,749	10,742	18,401	$44,460

Total certificates of deposit	$49,411	$45,208	$12,497	$18,876	$125,992

At September 30, 2016, there were $77.2 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand. Borrowings from various sources mature based on stated payment schedules.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2016, the Bank had $107.0 million of advances from the FHLB, $992.0 million of federal funds purchased and the ability to borrow up to an approximate additional $7.2 million.  The Company is able to pledge additional assets to expand its borrowing capability at the FHLB. At September 30, 2016, there were $7.0 million in advances that had maturities ranging up to approximately four years.

The Company completed the public offering of $75 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2016, the Company had $73.2 million in subordinated debentures, net of issuance costs of $1.8 million.

On July 16, 2001, the Company issued all of the 10,310 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely trust preferred securities.  Distributions are paid semi‑annually.  Cumulative cash distributions are calculated at a variable rate of the London Interbank Offered Rate (“LIBOR”) plus 3.75%, not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions must be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi‑annual option to shorten the maturity date.  The option has not been exercised as of the date of this filing.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.  The trust preferred securities have been includable in the Company’s capital calculations since they were issued.  The preferential capital treatment of the Company’s trust preferred securities was grandfathered under recent banking legislation.

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2016, the Company had $3.0 million of retail repurchase agreements outstanding.

The Company had three capital leases as of September 30, 2016, two equipment leases and one property lease.  At September 30, 2016, the portion of the liability expected to be expensed and amortized over the next 12 months is $79,000, while the portion of the liability expected to be expensed and amortized beyond 12 months is $1.9 million.  The majority of the $1.9 million is related to the Urbandale, Iowa retail branch location.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, capital leases, and overnight fed funds purchased for the periods indicated.

	September 30,
	2016	2015	2014
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$107,000	$7,000	$7,000
Repurchase agreements	3,468	17,400	33,999
Trust preferred securities	10,310	10,310	10,310
Subordinated debentures	73,211	—	—
Capital leases	2,137	2,247	—
Overnight fed funds purchased	992,000	540,000	470,000

Average Balance:
FHLB advances	$61,454	$7,000	$7,000
Repurchase agreements	2,179	10,884	10,137
Trust preferred securities	10,310	10,310	10,310
Subordinated debentures	9,437	—	—
Capital leases	2,086	1,993	—
Overnight fed funds purchased	339,035	234,025	186,153

The following table sets forth certain information as to the Company’s FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, capital leases, and overnight fed funds purchased at the dates indicated.

	September 30,
	2016	2015	2014
	(Dollars in Thousands)

FHLB advances	$107,000	$7,000	$7,000
Repurchase agreements	3,039	4,007	10,411
Trust preferred securities	10,310	10,310	10,310
Subordinated debentures	73,211	—	—
Capital leases	2,018	2,143	—
Overnight fed funds purchased	992,000	540,000	470,000

Total borrowings	$1,187,578	$563,460	$497,721

Weighted average interest rate of FHLB advances	0.89%	6.98%	6.98%

Weighted average interest rate of repurchase agreements	0.60%	0.52%	0.52%

Weighted average interest rate of trust preferred securities	4.99%	4.28%	4.08%

Weighted average interest rate of subordinated debentures	5.75%	—%	—%

Weighted average interest rate of overnight fed funds purchased	0.45%	0.30%	0.28%

Subsidiary Activities

The subsidiaries of the Company are the Bank and First Midwest Financial Capital Trust I.

Meta Payment Systems® Division

The Company, through the MPS division of the Bank, is focused on the electronic payments industry and offers a complement of prepaid cards, consumer credit products and other payment industry- related products and services that are marketed to consumers through financial institutions and other commercial entities on a nation-wide basis.  The products and services offered by MPS are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.  MPS offers specific product solutions in the following areas:  (i) prepaid cards, (ii) a consumer credit product, (iii) ATM sponsorship and (iv) tax refund transfers and, beginning in January 2017, interest-free tax refund loans.  MPS’ products and services generally target banks, card processors, third parties who market and distribute the cards and independent EROs.

Each line of MPS’ business is discussed generally below.  With respect to the lines of business, there is a significant amount of cross-utilization of personnel and resources (e.g., a client asks MPS to develop products for both prepaid and consumer credit needs).

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

The funds associated with such cards are typically held in pooled accounts at the Bank representing the aggregate value of all cards issued in connection with particular products or programs, further described below.  Although the funds are held in pooled accounts, the account of record indicates the funds held by each individual card.  The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a semi-closed loop (e.g., the card will only work at a specific set of merchants such as a shopping mall), or in an open loop which function as a Visa, MasterCard, or Discover branded debit card that will work wherever such cards are accepted for payment.  Most of MPS’ prepaid cards are open-loop.

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

While the Company has adopted policies and procedures to manage and monitor the risks attendant to this line of business, and the executives who manage the Company’s program have years of experience, no guarantee can be made that the Company will not experience losses in the MPS division.  MPS has signed agreements through the next few years with several of its largest sales agents/program managers, which helps mitigate this risk.  See “- Regulation – Proposal Prepaid Payments Regulation”.

Tax Refund Transfers.  With the acquisition of Refund Advantage in September 2015, the Company is a leading provider of professional tax refund-transfer software used by independent EROs in over 10,000 locations nationwide and processes over one million refund transfers per year.  Refund Advantage offers tax refund-transfer solutions through ACH direct deposit, check and prepaid card. Beginning in January 2017, the Bank will offer 0% APR tax refund loans to consumers through marketing programs with national consumer tax preparation companies, including H&R Block and MetaBank's own refund transfer companies, Refund Advantage and EPS.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).  In response to the national and international economic recession that began in 2007-2008 and to strengthen supervision of financial institutions and systemically important non-bank financial institutions, Congress and the U.S. Government took a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represented the most comprehensive change to banking laws since the Great Depression of the 1930s and mandated changes in several key areas:  regulation and compliance (both with respect to financial institutions and systemically important non-bank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  Importantly for the Bank, the Dodd-Frank Act also abolished the Office of Thrift Supervision (the “OTS”) on July 21, 2011, and transferred rulemaking authority and regulatory oversight to the OCC with respect to federal savings banks, such as the Bank, and to the Board of Governors of the Federal Reserve System with respect to savings and loan holding companies, such as the Company.  While the changes in the law required by the Dodd-Frank Act have had a major impact on large institutions, even relatively smaller institutions such as ours have been affected.

Pursuant to the Dodd-Frank Act, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “Bureau” or “CFPB”).  The Bureau has consolidated rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank.  The Bureau does not, however, examine or supervise the Bank for compliance with such regulations; rather, based on the Bank’s size (less than $10 billion in assets), enforcement authority remains with the OCC although the Bank may be required to submit reports or other materials to the Bureau upon its request.  Notwithstanding jurisdictional limitations set forth in the Dodd-Frank Act, the Bureau and federal banking regulators may endeavor to work jointly in investigating and resolving cases as they arise.

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

The Dodd-Frank Act also included a provision that supplements the Federal Trade Commission Act’s prohibitions against practices that are unfair or deceptive by also prohibiting practices that are “abusive.”  The Bureau’s Director, Richard Cordray, has publicly stated that this term will not be defined by regulation but will, instead, be illuminated by the enforcement actions the Bureau initiates.  To date, a relatively small number of Bureau enforcement actions have referenced alleged “abusive” acts or practices.

The extent to which new legislation, existing and planned governmental initiatives, and a new presidential administration result in an improvement in the national economy is uncertain.  In addition, because some components of the Dodd-Frank Act still have not been finalized, it is difficult to predict the ultimate effect of the Dodd-Frank Act on us or the Bank at this time, especially after the recent 2016 election.

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

Privacy.  The Bank is required by statute and regulation to disclose its privacy policies to its customers on an annual basis.  The Bank does not share nonpublic personal information about its customers with non-affiliated third parties for marketing purposes.  The Bank is also required to appropriately safeguard its customers’ personal information.

Preemption.  On July 21, 2011, the preemption provisions of the Dodd-Frank Act became effective, requiring that federal savings associations be subject to the same preemption standards as national banks, with respect to the application of state consumer laws to the interstate activities of federally chartered depository institutions.  Under the preemption standards established under the Dodd‑Frank Act for both national banks and federal savings associations, preemption of a state consumer financial law is permissible only if:  (1) application of the state law would have a discriminatory effect on national banks or federal thrifts as compared to state banks; (2) the state law is preempted under a judicial standard that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank’s or federal thrift’s powers before it can be preempted, with such preemption determination being made by the OCC (by regulation or order) or by a court, in either case on a “case‑by‑case” basis; or (3) the state law is preempted by another provision of federal law other than Title X of the Dodd-Frank Act.  Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal thrifts themselves, and not their non-depository institution subsidiaries or affiliates.  Specifically, operating subsidiaries of national banks and federal thrifts that are not themselves chartered as a national bank or federal thrift may no longer benefit from federal preemption of state consumer financial laws, which now apply to such subsidiaries (or affiliates) to the same extent that they apply to any person, corporation or entity subject to such state laws.  The Bank has no operating subsidiaries at present.

Prohibition on Unfair, Deceptive and Abusive Acts and Practices.  July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to the Bureau, which is charged with the mission of protecting consumer interests.  The Bureau is responsible for administering and carrying out the purposes and objectives of the federal consumer financial laws and to prevent evasions thereof, with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking and enforcement powers coupled with a five-year operational history, the Bureau has redrawn the consumer financial laws through rulemaking and enforcement actions, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank and its divisions.

Prepaid Accounts under the Electronic Fund Transfer Act (Regulation E) and the Truth In Lending Act (Regulation Z). On October 5, 2016, the CFPB issued a final rule which supplemented the existing regulatory framework pursuant to which prepaid products (both cards and other delivery methods, including codes) are offered and serviced. Importantly for the Bank, the rule brought prepaid products fully within Regulation E, which implements the federal Electronic Funds Transfer Act by adding a definition for “prepaid account”. In addition, prepaid products that have a credit component, like some of those offered in connection with an existing program manager agreement, are now regulated by Regulation Z, which implements the federal Truth in Lending Act.
Pursuant to the Prepaid Accounts Rule, the CFPB requires that the consumer be presented with a new “Know Before You Owe” disclosure. Financial institutions, such as the Bank, must provide certain account information in a short form disclosure, in close proximity to the short-form disclosure, and in a long form disclosure to consumers before they acquire a prepaid account, unless specifically exempted. The rule generally extended Regulation E’s error resolution and limited liability requirements to all prepaid accounts, regardless of whether the financial institution has completed its consumer identification and verification process with respect to the account. In addition, the Prepaid Accounts Rule extended Regulation E’s three tiers of liability for unauthorized transfers to prepaid accounts, depending on when the consumer reported the error. The rule also extended Regulation E’s periodic statement requirement to prepaid accounts. Under the final rule, financial institutions must, at no additional charge or fee, provide prepaid account holders with (i) periodic account statements, or (ii) access to his or her account balance through a readily available telephone line and written and electronic records of the account history. The rule also extended Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft services and other credit features. The rule also requires account issuers, such as the Bank, to post their publicly offered prepaid card program agreements on their websites, make them available to consumers upon request, and provide copies of all publicly offered prepaid card program agreements to the CFPB. The rule generally takes effect on October 1, 2017, with certain exceptions. It is likely that the Bank will incur additional costs to implement the rule.
Customer Identification Programs for Holders of Prepaid Cards. On March 21, 2016, the federal banking agencies, including the OCC and the Federal Reserve, issued Interagency Guidance to Issuing Banks on Applying Customer Identification Program Requirements to Holders of Prepaid Cards. This guidance extends the requirements of the Customer Identification Program required by Section 326 of the USA Patriot Act to prepaid accounts where the cardholder has either the (i) ability to reload funds, or (ii) access to credit or overdraft features. If either of these features is present, the issuer must verify the identity of the named accountholder.
Incentive-Based Compensation Restrictions. On June 10, 2016, the federal banking regulators, including the Federal Reserve and the OCC, issued a proposed rule related to incentive-based compensation (the original proposed rule was published in April 2011). A rule related to incentive-based compensation is required by Dodd-Frank. According to the banking agencies, the rule is intended to (1) prohibit incentive-based payment arrangements that the Agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (2) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (3) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate Federal regulator.

The banking regulators have tailored the requirements of the proposed rule to the size and complexity of the covered institution. As currently contemplated, the Company and the Bank would be Level 3 covered institutions under the proposal because both have an average total consolidated assets between $1 and $50 billion. As a Level 3 covered institution, the proposal subjects the Company and the Bank to only the basic set of prohibitions and requirements, which prohibit “excessive compensation, fees, or benefits” or any compensation agreement that “could lead to material financial loss.”
The proposal also would require that the Company’s board of directors, or a committee thereof, conduct oversight of its incentive-based compensation program and approve incentive-based compensation arrangements for senior executive officers. Additionally, the Company and the Bank would be required to create and maintain records that document the structure of all of the incentive-based compensation arrangements, demonstrate compliance with the final rule, and disclose those records to the appropriate Federal regulator upon request.
Examination Guidance for Third-Party Lending. On July 29, 2016, the FDIC issued revised examination guidance related to third-party lending relationships (e.g., lending arrangements that rely on a third party to perform a significant aspect of the lending process). Similar to guidance published by the OCC in 2013, these regulatory materials generally require that financial institutions ensure that risks related to such programs are evaluated, including the type of lending activity, the complexity of the lending program, the projected and realized volume created by the relationship, and the number of third-party lending relationships the institution has in place.

Other Regulation.  The Bank is also subject to a variety of other regulations with respect to its business operations including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Military Lending Act, the Servicemembers’ Civil Relief Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act and the Fair Credit Reporting Act.  As discussed below, any change in the regulations affecting the Bank’s operations is not predictable and could affect the Bank’s operations and profitability.

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

 Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including, but not limited to, the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses.  Typically, these actions are undertaken due to violations of laws or regulations or conduct of operations in an unsafe or unsound manner.  The OCC has announced that supervisory strategies for 2017 will focus on the following:  (i) commercial and retail loan underwriting; (ii) business model sustainability and viability; (iii) operational resiliency; (iv) BSA/AML compliance management; and (v) change management processes to address new regulatory requirements.

Any change in the nature of such regulation and oversight, such as the items mentioned above, whether by the OCC, the FDIC, the Federal Reserve, or legislatively by Congress, could have a material impact on the Company or the Bank and their respective operations.  The discussion herein of the regulatory and supervisory structure within which the Bank operates is general and does not purport to be exhaustive or a complete description of the laws and regulations involved in the Bank’s operations.  The discussion is qualified in its entirety by the actual laws and regulations.

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

In connection with its assumption of responsibility for the ongoing examination, supervision and regulation of federal savings associations, the OCC published a final rule on July 21, 2011, that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21, 2011 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations.  In addition, on May 17, 2012, November 20, 2013, and June 2, 2015, the OCC rescinded additional OTS documents that formerly applied to federal savings and loan associations, and applied new policy guidance where policy guidance did not already exist.  With respect to the 2015 rules, the OCC streamlined requirements (where permitted) to provide integrated treatment to national banks and federal savings associations with respect to certain corporate activities and transactions.  The new regulations define an “eligible savings association” as one that: (i) is well capitalized as defined in 12 CFR 6.4; (ii) Has a composite rating of 1 or 2 under the Uniform Financial Institutions Rating System (“CAMELS”); (iii) Has a Community Reinvestment Act (“CRA”), 12 U.S.C. 2901 et seq., rating of ‘‘Outstanding’’ or ‘‘Satisfactory,’’ if applicable; (iv) Has a consumer compliance rating of 1 or 2 under the Uniform Interagency Consumer Compliance Rating System; and (v) Is not subject to a cease and desist order, consent order, formal written agreement, or Prompt Corrective Action directive or, if subject to any such order, agreement, or directive, is informed in writing by the OCC that the savings association may be treated as an ‘‘eligible bank or eligible savings association’’ for purposes of the regulation. The OCC undertook this integration to promote fairness in supervision, reduce regulatory duplication and create efficiencies for national banks and federal savings associations, as well as the OCC.  Additional proposed rules by the OCC related to the streamlining of the treatment by federal savings associations and national banks have also been issued, including proposals related to fidelity bonds and insider and affiliate lending.  Once finalized, the OCC’s regulations and guidance supersede that of OTS and are indicative of the OCC’s goal of one integrated policy platform for national banks and savings associations.

It is possible that additional rulemaking could require significant revisions to the regulations under which the Bank operates and is supervised.  Any change in such laws and regulations or interpretations thereof negatively impacting the Bank's or the Company's current operations, whether by the OCC, the FDIC, the Bureau, the Federal Reserve or through legislation, could have a material adverse impact on the Bank and its operations and on the Company and its stockholders.

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

Loan and Investment Powers

The Bank derives its lending and investment powers from the Home Owners’ Loan Act (“HOLA”) and the OCC’s implementing regulations thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that are permitted to engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities; provided, however, that such investments are limited to 3% of the association's assets.  These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security unless, prior to acquisition, the savings association has determined that the investment is safe and sound and suitable for the institution and that the issuer has adequate resources and willingness to provide all required payments on its obligations in a timely manner; (ii) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association’s assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.  In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes.

The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2016, the Bank’s lending limit under these restrictions was $49.5 million.  The Bank is in compliance with this lending limit.

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

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000.  The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits.  The FDIC is required to attain this ratio by September 30, 2020.  In connection with this requirement, in November 2015, the FDIC released a proposed rulemaking (1) raising the minimum reserve ratio from 1.15% to 1.35%; (2) requiring that the reserve ratio reach 1.35% by September 30, 2020; and (3) requiring that the FDIC offset the effect of the increase in the minimum reserve ratio on insured depository institutions with less than $10 billion in assets, like the Bank.  The Board of the FDIC voted to increase the reserve ratio to 1.35% in October 2015. The reserve ratio reached 1.15% on June 30, 2016 and it is anticipated to reach the statutory mandate of 1.35% in 2018.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  Pursuant to changes adopted by the FDIC that were effective July 1, 2016, in connection with the achievement of a 1.15% reserve ratio, the initial base rate for deposit insurance is between 3-30 basis points. Total base assessment after possible adjustments now ranges between 1.5-40.0 basis points. For established smaller institutions, like the Bank, CAMELS composite ratings are used along with (i) an initial base assessment rate, (ii) an unsecured debt adjustment (can be positive or negative), and (iii) a brokered deposit adjustment rate, to calculate a total base assessment rate. Note that the final rule states that it is “revenue neutral” in that it leaves aggregate assessment revenue collected from small banks approximately as it would have been absent the final rule. Risk categorization for purposes of deposit insurance are no longer utilized.

As noted above, brokered deposits are subject to an adjustment rate in the calculation of deposit insurance premiums. Based upon guidance issued by the FDIC, some of Meta’s prepaid deposits would be deemed to be “brokered” deposits. As discussed below, should the Bank fail to maintain its well capitalized status, limitations related to brokered deposits would automatically trigger which could have a material adverse effect on the Bank and the Company.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  At September 30, 2016, the FICO assessment was equal to 0.56 basis points for each $100 of its total assessment base of approximately $2.80 billion.  These assessments will continue until the bonds mature in 2019.

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

Assessments.  The Dodd-Frank Act provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate. The Bank’s assessment (standard assessment) at September 30, 2016, was $297,540.

Basel III Capital Requirements.  2016 is the second year of implementation of the bank capital rules (the “Basel III Capital Rules”) adopted in July 2013 by our primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC. The Basel III Capital Rules established a new comprehensive capital framework for U.S. banking organizations and generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially increased the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

The Basel III Capital Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1 Capital”), (2) additional tier 1 capital, and (3) tier 2 capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital. Under the Basel III Capital Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Capital Rules for us and the Bank, provide the denominator for such ratios. There is also a leverage ratio that compares tier 1 capital to average total assets.

Failure by our Company or Bank to meet minimum capital requirements set by the Basel III Capital Rules could result in certain mandatory and/or discretionary disciplinary actions by our regulators that could have a material adverse effect on our business and our consolidated financial position. Under the capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Beginning January 1, 2016, we and the Bank became required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of CET1 Capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank complied with the capital conservation buffer requirement, which increased the minimum requirement of the three risk-based capital ratios by 0.625% each year through 2019, at which point, the CET1 Capital risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1 Capital.  These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 Capital to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1 Capital.  See Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Implementation of the deductions and other adjustments to CET1 Capital began on January 1, 2015, and are being phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the Bank, the Basel III Capital Rules apply to and revised the “PCA” regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 Capital ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 Capital ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The Basel III Capital Rules did not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes.

As of September 30, 2016, the Bank exceeded all of its regulatory capital requirements as showing in the table below and was designated as “well-capitalized” under federal guidelines.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.  See Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Regulatory Capital Data

	Company (Actual)		Bank (Actual)		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2016

Tier 1 (core) capital (to adjusted total assets)	$263,555	8.35%	$324,142	10.35%	$10,542	4.00%	$13,178	5.00%
Common equity Tier 1 (to risk-weighted assets)	255,543	17.28	324,142	21.95	11,499	4.50	16,610	6.50
Tier 1 (core) capital (to risk-weighted assets)	263,555	17.82	324,142	21.95	15,813	6.00	21,084	8.00
Total qualifying capital (to risk-weighted assets)	342,589	23.17	329,965	22.35	27,407	8.00	34,259	10.00

The following table provides a reconciliation of the amounts included in the table above.

Reconciliation:

Standardized Approach (1)
September 30, 2016
(Dollars in Thousands)

Total equity	$334,975
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	35,713
LESS: Certain other intangible assets	17,352
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	3,447
LESS: Net unrealized gains (losses) on available-for-sale securities	22,920
Common Equity Tier 1 (1)	255,543
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	2,298
Total Tier 1 capital	263,555
Allowance for loan losses	5,823
Subordinated debentures (net of issuance costs)	73,211
Total qualifying capital	342,589

(1)
Capital ratios were determined using the Basel III Capital Rules that became effective on January 1, 2015. Among other changes, the Basel III Capital Rules revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 Capital ratio; those changes are being fully phased in through the end of 2019.

Prompt Corrective Action.  Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements.  Effective December 19, 1992, (and revised as described above) the federal banking agencies were given additional enforcement authority with respect to undercapitalized depository institutions.  Under the current regulations, an institution is deemed to be (a) “well-capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a CET1 risk based capital ratio of 6.5% or more, and has leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more and has a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well-capitalized; (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a CET1 capital ratio less than 4.5% or a Tier 1 leverage capital ratio that is less than 4.0%; (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a CET1 capital ratio less than 3% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  In certain situations, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

The federal banking agencies are generally required to take action to restrict the activities of an “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” bank.  Any such bank must submit a capital restoration plan that is guaranteed by the parent holding company and such holding company has provided appropriate assurances of performances.  Until such plan is approved, it may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The banking regulators are authorized to impose additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

Adequately capitalized banks cannot normally pay dividends or make any capital contributions that would leave them undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, they would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC.  The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market.  As such, less-than-well-capitalized institutions that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits.

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

Standards for Safety and Soundness.  The federal banking agencies have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness.  The guidelines establish certain safety and soundness standards for all depository institutions.  The operational and managerial standards in the guidelines generally relate to the following:  (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings.  Again, rather than providing specific rules, the guidelines set forth basic compliance considerations and guidance with respect to a depository institution.  Failure to meet the standards in the guidelines, however, could result in a request by the OCC to the Bank to provide a written compliance plan to demonstrate its efforts to come into compliance with such guidelines.

Civil Money Penalties. The OCC has the authority to assess civil money penalties (“CMPs”) against any national bank, federal savings bank or any of their institution-affiliated parties (“IAP”). In addition, the OCC has the authority to assess CMPs against bank service companies and service providers. CMPs may encourage an affected party to correct violations, unsafe or unsound practices or breaches of fiduciary duty. CMPs also serve as a deterrent to future violations of law, regulation, orders and other conditions. When determining CMP amounts, the OCC is required by statute to consider the following four factors: (1) the size and financial resources and good faith of the institution or IAP charged; (2) the gravity of the violation; (3) the history of previous violations; and (4) such other matters as justice may require. In addition to these factors there are other factors that the FFIEC has adopted that banking agencies should consider. If the Bank, the Company or any of its IAPs were to have CMPs imposed, such penalties could be material.

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

A federal savings association proposing to make a capital distribution is required to submit a prior notice to the OCC if:  the association would not be well-capitalized following the distribution; the proposed capital distribution would reduce the amount of or retire any part of the association’s common or preferred stock or retire any part of debt instruments such as notes or subordinate debentures included in the association’s capital (other than regular payments required under a debt instrument); or the association is a subsidiary of a federally chartered mutual savings and loan holding company; however, where a savings association subsidiary of a stock savings and loan holding company is proposing to pay a cash dividend that does not require an application or a notice filing, only an informational filing is required.

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

During the fiscal year ended September 30, 2016, the Bank paid no cash dividends to the Company, as the Company utilized existing cash holdings for payment of dividends to the Company’s stockholders and other holding company expenses.  The Company does not currently anticipate that it will need dividends from the Bank in order to fund dividends to the Company’s stockholders.  To declare a dividend under new rules adopted in 2015 by the OCC, an institution must file a notice with the OCC as an “eligible savings association” (as defined in the OCC’s regulations) if, among other things, it would not remain well-capitalized or would not be an eligible savings association upon the distribution.  An application to the OCC is required prior to a capital distribution if, among other things, a federal savings association is not an “eligible savings association.”  If neither of these are triggered, an institution does not need to file a notice or an application before declaring a dividend or otherwise making a capital distribution.

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related to loans and investments.  At September 30, 2016, the Bank met the test and always has since its inception.

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

Volcker Rule.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the OCC, adopted final rules implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act (“BHCA”), which was added by Section 619 of the Dodd-Frank Act.  The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).  The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions.  The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators.  Community and small banks, such as MetaBank, are afforded some relief under the final rules.  If such banks are engaged only in exempted proprietary trading, such as trading in U.S. Government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The compliance date for banks to conform to the Volcker Rule was July 21, 2015, but the regulators have granted multiple extensions until July 21, 2017 for conformance of relationships with covered funds that existed prior to December 31, 2013 (in granting this last extension, the Federal Reserve noted that this is the final extension that will be granted in connection with such "legacy" covered funds).  Beginning June 30, 2014, banking entities with $50 billion or more in trading assets and liabilities were required to report quantitative metrics; on April 30, 2016, banking entities with at least $25 billion but less than $50 billion must report; and on December 31, 2016, banking entities with at least $10 billion but less than $25 billion must report.  The Company does not at this time expect the Volcker Rule to have a material impact on its operations.

Interstate Banking and Branching.  The FRB may approve an application of an adequately capitalized and adequately managed savings and loan holding company to acquire control of, or acquire all or substantially all of the assets of, a bank or savings association located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  In general, the FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state or if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.

The federal banking agencies are also generally authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state.  Interstate acquisitions of branches or the establishment of a new branch is permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.  South Dakota permits interstate branching only by merger.

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

As members of the FHLB System, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount specified by the applicable Federal Home Loan Bank's capital plan. At September 30, 2016, the Bank had in the aggregate $47.5 million in FHLB stock, which was in compliance with the Federal Home Loan Bank of Des Moines' requirement.  For the fiscal year ended September 30, 2016, dividends paid by the FHLB to the Bank totaled $571,819.  In June 2015, the FHLB of Des Moines and the FHLB of Seattle merged into the FHLB of Des Moines.  Notably, pursuant to certain integration rules adopted by the OCC in 2015, federal savings associations are no longer required to become members of a Federal Home Loan Bank.

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

FDIC Deposit Classification Guidance

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published initial industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits.  This guidance was later supplemented on November 13, 2015, and was finalized on June 30, 2016.  As of September 30, 2016, the Bank categorized $1.48 billion, or 63.2% of its deposit liabilities, as brokered deposits.

Due to the Bank’s status as a "well-capitalized" institution under the new Basel III Capital Rules, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that the Guidance will have a material adverse impact on the Company’s liquidity, statements of financial condition or results of operations going forward. However, should the Bank ever fail to be well-capitalized in the future as a result of not meeting the well-capitalized requirements or the imposition of an individual minimum capital requirement or a similar formal requirement, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., no insured depository institution that is deemed to be less than “well-capitalized” may accept, renew or rollover brokered deposits absent a waiver from the FDIC).  In such event, unless the Bank were to receive a suitable waiver from the FDIC, such a result could produce serious material adverse consequences for the Bank with respect to liquidity and could also have serious material adverse effects on the Company’s financial condition and results of operations.  Further, and in general, depending on the Bank’s condition in the future, the FDIC could increase the surcharge on our brokered deposits up to thirty basis points. The Company will monitor any future clarifications, rulings and interpretations, including whether institutions would be expected by the FDIC to amend prior call reports.  If we are required to amend previous call reports with respect to our level of brokered deposits, which the Company does not expect, or we are ever required to pay higher surcharge assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations.

Holding Company Supervision & Regulation

We are a registered unitary savings and loan holding company, and as such we are subject to Federal Reserve examination, supervision, and certain reporting requirements.  In addition, the Federal Reserve has enforcement authority over us and any of our non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

The Federal Reserve has responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company.  In connection with its assumption of responsibility for the ongoing examination, supervision and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule (“Regulation LL”, which, as of the date of this filing, has still not been adopted in final form) that provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies.  Related to this authority, the Federal Reserve issued on November 7, 2014, a list identifying the supervisory guidance documents issued by it prior to July 21, 2011 that are now applicable to savings and loan holding companies such as the Company.  The FRB stated that, among other things, this list was part of their initiative to establish a savings and loan holding company supervisory program similar in nature to its “long-established supervisory program for bank holding companies.”

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

The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of the voting shares of a non‑subsidiary savings association, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by the HOLA.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

Failure to Meet QTL Test.

If a banking subsidiary of a savings and loan holding company fails to meet the QTL test, the holding company must register with the FRB as a bank holding company within one year of the savings institution’s failure to comply.

Activities Restrictions.

Prior to the Dodd-Frank Act, savings and loan holding companies were generally permitted to engage in a wider array of activities than those permissible for their bank holding company counterparts and could have concentrations in real estate lending that are not typical for bank holding companies.  Section 606 of the Dodd-Frank Act amended the HOLA and requires that covered savings and loan holding companies (e.g., those that are not exempt from activities restrictions under the HOLA) that intend to engage in activities that are permissible only for a financial holding company under Section 4(k) of the BHCA do so only if the covered company meets all of the criteria to qualify as a financial holding company, and complies with all of the requirements applicable to a financial holding company as if the covered savings and loan holding company was a bank holding company.  Savings and loan holding companies engaging in new Section 4(k) activities permissible for bank holding companies will need to comply with notice and filing requirements of the Federal Reserve.

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

New rules promulgated by the Federal Reserve related to capital requirements that were required by the Dodd-Frank Act have also become effective. For a summary of the applicable changes, see “Risk Factors – Risks Related to Our Industry and Business.”

Examination.

The Federal Reserve has stated that it intends, to the greatest extent possible, taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision.  As with bank holding companies, the Federal Reserve’s objective will be to ensure that a savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).

In accordance with its goal to assess the condition, performance and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision, the Federal Reserve announced in 2013 that it will continue to use “RFI/C(D)” rating system (commonly referred to as “RFI”) to assign indicative ratings to such companies.  Further, on November 7, 2014, the Federal Reserve announced that it will soon issue a notice seeking public comment on the application of the RFI rating system for Savings and Loan Holding Companies.  In addition, in late 2013, the Federal Reserve announced that, with respect to savings and loan holding companies with less than $10 billion in assets (like the Company), such companies’ inspection frequency and scope requirements will be the same as those for bank holding companies of the same asset size.  The FRB will also determine whether or not a savings and loan holding company is “complex” as determined by certain factors enumerated by the Federal Reserve.  According to the Federal Reserve, with respect to institutions with less than $10 billion in assets (such as the Company), the determination of whether a holding company is "complex" versus "noncomplex" is made at least annually on a case-by-case basis taking into account and weighing a number of considerations, such as: the size and structure of the holding company; the extent of intercompany transactions between insured depository institution subsidiaries and the holding company or uninsured subsidiaries of the holding company; the nature and scale of any non-bank activities, including whether the activities are subject to review by another regulator and the extent to which the holding company is conducting Gramm-Leach-Bliley authorized activities (e.g., insurance, securities, merchant banking); whether risk management processes for the holding company are consolidated; and whether the holding company has material debt outstanding to the public.  As of the date of this filing, the FRB has not advised the Company that it is complex.

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

(1)directly or indirectly or acting in concert with one or more persons, owns, controls or has the power to vote 25% or more of the voting securities of a company;

(2)controls in any manner the election of a majority of the directors (or any individual who performs similar functions in respect of any company, including a trustee under a trust) of the board; or

(3)directly or indirectly exercises a controlling influence over the management or policies of the bank.

Regulation LL, the interim final rule discussed above, implements the HOLA to govern the operations of savings and loan holding companies. Regulation LL includes a specific definition of “control” similar to the statutory definition, with certain additional provisions.  Additionally, Regulation LL modifies the regulations previously used by the OTS for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act (“CBCA”).  In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve proposed to use its established rules and processes with respect to control determinations under the HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency.

The Federal Reserve stated in connection with its issuance of Regulation LL that it will review investments and relationships with savings and loan holding companies by companies using the current practices and policies applicable to bank holding companies to the extent possible.  Overall, the indicia of control used by the Federal Reserve under the BHCA to determine whether a company has a controlling influence over the management or policies of a banking organization (which, for Federal Reserve purposes, will now include savings associations and savings and loan holding companies) are similar to the control factors found in OTS regulations.  However, the OTS rules weighed these factors somewhat differently and used a different review process designed to be more mechanical.

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

Moreover, unlike the OTS control rules, the Federal Reserve does not have a separate application process for rebutting control under the BHCA and Regulation LL does not include such a process.  Under the former OTS rules, investors that triggered a control factor under the rules could submit an application to the OTS requesting a determination that they have successfully rebutted control under the HOLA.  This separate application process is not available under Regulation LL.  Given that Federal Reserve practice is to consider potential control relationships for all investors in connection with applications submitted under the BHCA, the Federal Reserve will review potential control relationships for all investors in connection with applications submitted to the Federal Reserve under Section 10(e) or 10(o) of the HOLA.  The Federal Reserve may obtain a series of passivity commitments from investors seeking to purchase in excess of 5% of the issued and outstanding common stock of savings and loan holding companies and bank holding companies.

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

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of September 30, 2016, the Bank’s Excess for tax purposes totaled approximately $6.7 million.

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

It is also expected that the Bank will experience strong competition for its AFS/IBEX division with respect to financing insurance premiums and for its Refund Advantage business with respect to tax return processing services.

Employees

At September 30, 2016, the Company and its subsidiaries had a total of 672 full-time equivalent employees, an increase of 34 employees, or 5.3%, from September 30, 2015.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Company Who Are Not Directors

The following information as to the business experience during the past five years is provided with respect to the executive officers of the Company who are not serving on the Company’s Board of Directors.  There are no arrangements or understandings between such person named and any persons pursuant to which such officer was selected.

Mr. Glen W. Herrick, age 54, is Executive Vice President and Chief Financial Officer of the Company after being appointed to the position effective October 1, 2013.  Additionally, Mr. Herrick is a member of the Executive Committees for both the Company and the Bank.  Mr. Herrick previously served as SVP of Finance and Investment Management of the Company.  Mr. Herrick joined the Company in March 2013 following 19 years of various finance, accounting and risk management roles at Wells Fargo & Company, including serving as CFO of Wells Fargo’s student loan division.  Before joining Wells Fargo, Mr. Herrick worked at Ingersoll-Rand Company after serving as a Captain in the United States Army.  Mr. Herrick has a B.S. in Engineering Management from the United States Military Academy at West Point and an MBA from the University of South Dakota.  In addition, he is a graduate of the Stonier Graduate School of Banking.

Ms. Cindy Smith, age 57, is Executive Vice President and Chief Operating Officer of the Company after being appointed to the position effective September 9, 2016. Ms. Smith brings more than 25 years of banking and payments industry experience to her position. She previously held senior executive positions at Zions Bancorporation, a regional bank holding company headquartered in Salt Lake City, UT. Before working at Zions Bancorporation, Cindy was an executive with U.S. Bank. In 2008, she was named by American Banker as one of the "Top 25 Most Powerful Women in Banking". Cindy has an MBA from Lansbridge University and a Masters in Management from the American Graduate School of Management.

Ms. Sonja A. Theisen, age 35, is Senior Vice President and Chief Accounting Officer of the Company after being appointed to the position effective August 3, 2015.  Ms. Theisen previously served as Senior Vice President and Controller of the Company and MetaBank, positions Ms. Theisen held since December 2013. Prior to joining the Company in December 2013, Ms. Theisen served as the Senior Vice President and Head of Finance Operations for Great Western Bancorp Inc., a bank holding company for Great Western Bank, from November 2010 to December 2013, and as Audit Manager for Eide Bailly LLP, a certified public accounting and business advisory firm, from May 2010 to November 2010 and for KPMG LLP, an audit, tax and advisory firm, from January 2004 to May 2010. Ms. Theisen has a B.A. degree in Accounting and a Master of Professional Accountancy from the University of South Dakota and is a Certified Public Accountant.

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

Risks Related to Our Industry and Business

Our growth has been robust, and failure to generate sufficient capital to support anticipated growth could cause us difficulty in maintaining regulatory capital compliance and meeting our capital requirements, and adversely affect our earnings and prospects.

The Company has recently experienced considerable growth, having increased its assets from $2.53 billion at September 30, 2015 to $4.01 billion at September 30, 2016.  Funded primarily by growth of low- and no-cost deposits, the proceeds thereof have been invested primarily in loans, municipal bonds, mortgage-backed securities (“MBS”) and investment securities available for sale.  The Company’s asset growth, if continued as expected, will generate a need for higher levels of capital which management believes may not be met through earnings retention alone. Additionally, our asset mix is changing as we increase commercial and consumer loans, especially in our new divisions; such loans carry risk weights far in excess of traditional one- to four- family loans, and as a result it will be more difficult to maintain regulatory capital compliance. (In that respect, in August 2016, the Company announced it had completed the public offering of $75 million of its 5.75% fixed-to-floating rate subordinated debentures due August 15, 2026. The proceeds of the offering, approximately $73.9 million, qualify as Tier 2 capital for regulatory purposes at the Company level, and as Tier 1 capital as invested by the Company in the Bank. In addition, the Company privately placed 266,430 shares of common stock to several institutional investors during fiscal 2016.) There can be no assurance, however, that the Company will be able to continue to access sources of capital, private or public.  Failure to remain well-capitalized, or to attain potentially even higher levels of capitalization that are or will be required in the future under regulatory initiatives mandated by Congress, our regulatory agencies, or under the Basel accords, could adversely affect the Company’s earnings and prospects.

We may have difficulty continuing to grow, and even if we do grow, our growth may strain our resources and limit our ability to expand our operations successfully.

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

Over the last several fiscal years, our loan portfolio has grown substantially with new loan originations.  Our underwriting practices are designed to mitigate risk by adhering to specific loan parameters.  Components of our underwriting program include, where appropriate, an analysis of the borrower and their creditworthiness, a financial statement review, and, if applicable, cash flow projections and a valuation of collateral. Other lending programs, particularly in the Bank's divisions, rely on experience and quantitative data. While the Company believes its asset quality to be good in comparison to most banking institutions, we may incur losses in our loan portfolio, especially the new portions thereof, if our underwriting criteria fail to identify credit risks.  It is also possible that losses will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for loan losses, which could have an adverse effect on our financial condition and results of operations. Deterioration in our loan portfolio could also cause a decrease in our capital, which would make it more difficult to maintain regulatory capital compliance.

Our lending operations are concentrated in Iowa and South Dakota.

Our Retail Bank lending activities are largely based in Iowa and South Dakota.  As a result, and notwithstanding lending in our AFS/IBEX division and expected lending in our Refund Advantage division, our financial performance depends to a large degree on the economic conditions in these areas.  If local economic conditions worsen it could cause us to experience an increase in the number of borrowers who default on their loans along with a reduction in the value of the collateral securing such loans, which could decrease our capital and have an adverse effect on our financial condition and results of operations. Lending by AFS/IBEX is concentrated in California, Texas and Florida, while lending by our Refund Advantage division is nationwide.

Economic and market conditions have adversely affected our industry and regulatory costs have increased.

Over the last few fiscal years, general economic trends, low national economic growth and reduced availability of commercial credit have negatively impacted the credit performance of commercial and consumer credit in general.  While the situation has improved somewhat over the last two fiscal years, this has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•
We have faced increased regulation of our industry.  Although it is possible that the effect of the recent elections may curtail such events, compliance with existing and expected regulations may increase our costs and limit our ability to pursue business opportunities;

•	Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions, and whether economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.  Further, a new method of determining loan loss allowances, expected to be implemented in fiscal year 2020, could decrease our profitability.

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

While regulatory agencies have made considerable progress in implementing the Dodd-Frank Act, the full compliance burden and impact on our operations and profitability are still not fully known.  Hundreds of new federal regulations, studies and reports were required under the Dodd-Frank Act and not all of them have been finalized; some rules and policies will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act that have already been implemented as well as anticipated regulations, and notwithstanding the recent election results of 2016, it is likely that banks and thrifts as well as their holding companies will continue to be subject to regulation and compliance obligations that expose us to higher costs as well as noncompliance risk and consequences.

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

In addition to taking many enforcement actions and finalizing regulation covering prepaid payments, described below, the Bureau finalized its ability to repay (“ATR”) rule as well as its qualified mortgage rule in January 2013.  The ATR rule applies to residential mortgage loan applications received after January 10, 2014.  The scope of the rule specifically applies to loans securing one-to-four unit dwellings and includes purchases, refinances and home equity loans for principal or second homes.  Under the ATR rules, a lender may not make a residential mortgage loan unless the lender makes a reasonable and good faith determination that is based on verified, documented information at or before consummation that the borrower has a reasonable ability to repay.  The eight underwriting factors that must be considered and verified include the following: (1) income and assets: (2) employment status; (3) monthly payment of loan; (4) monthly payment of any simultaneous loan secured by the same property; (5) monthly payment for other mortgage-related obligations like property taxes and insurance; (6) current debt obligations; (7) monthly debt to income ratio; and (8) credit history (although eight factors are delineated, the ATR rule does not dictate that a lender follow a particular underwriting model).  Liability for violations of the ATR rule include actual damages, statutory damages, court costs and attorneys’ fees.

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

Under the Basel III Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. The Basel III Capital Rules include a new minimum ratio of CET1 capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of which is .0625% for 2016, rising to 2.5% of risk-weighted assets for 2019 and later years. The Rules also impose a minimum ratio of tier 1 capital to risk-weighted assets of 6% and includes a minimum leverage ratio (tier 1 capital to average total assets) of 4% for all banking organizations. The Rules also emphasize CET1 Capital and implement strict eligibility criteria for regulatory capital instruments. The minimum total capital ratio remains at 8% but the general PCA framework has been changed to incorporate these increased minimum requirements. The Basel III Capital Rules phase-in period for smaller, less complex banking organizations like the Company and the Bank began in January 2015. The phase-in will gradually increase capital requirements for the Company and the Bank, making compliance and future growth more difficult to achieve. Should the Company or the Bank not meet the requirements of the Basel III Capital Rules, including the application of well-capitalized levels in connection with such rules, the Company and the Bank would be subject to adverse regulatory action by our regulators, which action could result in material adverse consequences for us, the Bank, and our shareholders.

We have a concentration of our assets in mortgage-backed securities and municipal securities.

As of September 30, 2016, approximately 17.3% of the Bank’s assets were invested in mortgage‑backed securities, compared to 25.4% at September 30, 2015.  The Company’s mortgage-backed and related securities portfolio consists primarily of securities issued by U.S. Government instrumentalities, including those of Fannie Mae and Freddie Mac which are in conservatorship.  The Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these U.S. Government instrumentalities.  Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Privately issued mortgage pass‑through certificates generally provide no guarantee as to timely payment of interest or principal, and reliance is placed on the creditworthiness of the issuer.

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

As of September 30, 2016, approximately 29.6% of the Bank’s assets were invested in municipal securities, compared to approximately 35.1% at September 30, 2015.  As of September 30, 2016, 29.1% of the 29.6% of the Bank’s assets invested in municipal securities were non-bank qualified obligations.  These bonds are issued in larger denominations than bank qualified obligations, which allows for the purchase of larger blocks.  These larger blocks of municipal bonds are typically issued in larger denominations by well-known issuers with reputable reporting and in turn, tend to be more liquid, which helps reduce price risk.  Furthermore, approximately 2% of these municipal securities are backed by and convertible into Agency mortgage backed security pools upon the Company’s request.  Lastly, the largest exposure to any one direct municipality, when excluding municipal bonds backed by or convertible into Agency mortgage backed securities, represented approximately 0.3% of the Bank’s assets as of September 30, 2016.

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

In the past, we have recorded other-than-temporary impairment (“OTTI”) charges in our trust preferred securities (“TRUPS”) portfolio in the past, and we could record additional losses in the future.

We determine the fair value of our investment securities based on GAAP and three levels of informational inputs that may be used to measure fair value.  The price at which a security may be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on infrequent trading history, the market for the security is illiquid or a significant amount of securities are being sold.  In fiscal 2016, 2015 and 2014, there were no other‑than-temporary impairments recorded.

The valuation of our TRUPS, the total of which was $13.0 million at September 30, 2016, will continue to be influenced by external market and other factors, including implementation of SEC and Financial Accounting Standards Board guidance on fair value accounting, the financial condition of specific issuers’ deferral and default rates of specific issuer financial institutions, rating agency actions and the prices at which observable market transactions occur.  If we are required to record additional OTTI charges on our TRUPS portfolio, we could experience potentially significant earnings losses as well as a material adverse impact on our capital position.

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

The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels, products and loan demand and, therefore, the Company’s earnings.  Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral.  Among other things, adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.  In addition, at the present, the vast majority of the Company’s loans are to individuals and businesses in the Company’s market area.  Consequently, any economic decline in the Company’s market area could have an adverse impact on the Company’s earnings. Further, we anticipate making a large amount of no-interest, 0% APR tax refund loans during the 2017 tax season in connection with various program agreements with national tax preparation companies. Although we have developed policies and procedures related to the underwriting and making of these loans, this is still a relatively new business line for us, and unexpected events could cause unanticipated losses or issues related to such loans.

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

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve.  In addition, the Bank is subject to regulation by the FDIC and the Bureau.  See Item 1 “Business – Regulation” herein.  Applicable laws and regulations may change and the enforcement of existing laws and regulations may vary when actions are evaluated by these regulators, and there is no assurance that such changes will not adversely affect the Company’s business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations or legislation, could have a material impact on the Company’s operations.  Notwithstanding the recent Presidential election, it is unknown at this time to what extent new legislation will be passed into law or pending or new regulatory proposals will be adopted, or the effect that such passage or adoption will have, positively or negatively, on the banking industry or the Company.

Changes in technology could be costly.

The banking industry is undergoing technological innovation at a fast pace.  To keep up with its competition, the Company needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis.  This is especially true with respect to our MPS division.  The cost of such technology, including personnel, has been high in both absolute and relative terms and additional funds continue to be used to enhance existing management information systems.  There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet the needs of the Company.

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

The Bank has been named as a defendant, along with other defendants, in several class action lawsuits filed in several federal district courts in October and November 2015.   See Part I, Item 3, “Legal Proceedings.” While most of these matters are now resolved, an adverse resolution in remaining litigation or other litigation could result in substantial damages, which could materially adversely affect our financial condition and results of operations.

Contracts with third parties, some of which are material to the Company, may not be renewed, may be renegotiated on terms that are not as favorable, may not be fulfilled or could be subject to modification or cancellation by regulatory authorities.

The Bank has entered into numerous contracts with third parties with respect to the operations of its business.  In some instances, the third parties provide services to the Bank and its divisions; in other instances, the Bank and its divisions provide products and services to such third parties.  Were such agreements not to be renewed by the third party or were such agreements to be renewed on terms less favorable, such actions could have an adverse material impact on the Bank, its divisions and, ultimately, the Company.  Similarly, were one of these parties unable to meet their obligations to us for any reason (including but not limited to bankruptcy, computer or other technological interruptions or failures, personnel loss or acts of God); we may need to seek alternative service providers.

We may not be able to secure alternate service providers, and, even if we do, the terms with such alternate providers may not be as favorable as those currently in place.  In addition, were we to lose any of our important third-service providers, it could cause a material disruption in our own ability to service our customers, which also could have an adverse material impact on the Bank, its divisions and, ultimately, the Company.  Moreover, were the disruptions in our ability to provide services significant, this could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.

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

Finally, we may be held responsible for actions of our third party vendors (e.g., EROs) for activity they undertake on behalf of the Bank, notwithstanding the Bank's onboarding and review program.

The Company operates in an extremely competitive market, and the Company’s business will suffer if it is unable to compete effectively.

The Company encounters significant competition in the Company’s market area from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries.  Many of the Company’s competitors have substantially greater resources and lending limits and may offer services that the Company does not or cannot provide.  The Company’s profitability depends upon the Company’s continued ability to compete successfully in the Company’s market area. The Bank's divisions operate on a national scale against competitors with substantially greater resources.  The success of the Bank's divisions depends upon the Company’s, the Bank’s and the MPS division’s ability to compete in such an environment.

A substantial portion of the Company's deposit liabilities are classified as brokered deposits, and failure to maintain the Bank's status as a "well-capitalized" institution could have a serious adverse effect on the Company.

On January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  This guidance was later supplemented on November 13, 2015, and June 30, 2016. Based on the noted guidance, as of September 30, 2016, the Bank classified $1.48 billion, or 63.2%, of its deposit liabilities as brokered deposits. Due to the Bank’s current status as a “well-capitalized” institution under the FDIC’s prompt corrective action regulations, management believes the guidance does not pose a risk to the Bank. However, should the Bank ever fail to be well-capitalized in the future as a result of not meeting the well-capitalized requirements or the imposition of an individual minimum capital requirement or similar formal requirement, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., no insured depository institution that is deemed to be less than “well-capitalized” may accept, renew or rollover brokered deposits absent a waiver from the FDIC).  In such event, unless the Bank were to receive a suitable waiver from the FDIC, such a result could produce serious material adverse consequences for the Bank with respect to liquidity and could also have serious material adverse effects on the Company’s financial condition and results of operations.  Further, and in general, depending on the Bank’s condition in the future, the FDIC could increase the surcharge on our brokered deposits up to thirty basis points. For the year ended September 30, 2016, the Company estimates that the additional surcharge attributable to the Bank’s brokered deposits was approximately $0.5 million, after tax. The Company will monitor any future clarifications, rulings and interpretations, including whether institutions would be expected by the FDIC to amend prior call reports.  If we are required to amend previous call reports with respect to our level of brokered deposits, which the Company does not expect, or we are ever required to pay higher surcharge assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through MPS’ customer relationships, of which four are significant to our operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through program manager relationships between third parties and MPS.  Deposits related to our top four program managers (each, a significant program manager) totaled $1.24 billion at September 30, 2016.  We provide oversight and auditing of such third-party relationships and all such relationships must meet all internal and regulatory requirements.  We may exit these relationships if such requirements are not met or if required to do so by our regulators.  We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity, such as national CDs, fed fund lines or public fund CDs.  If one of these significant program managers were to be terminated, it could materially reduce our deposits, assets and income.  Similarly, if a significant program manager was not replaced, we may be required to seek higher-rate funding sources as compared to the existing program manager, and interest expense might increase.  We may also be required to sell securities or other assets which would reduce revenues and potentially generate losses.

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

Fraud and other illegal activity involving our tax preparation partners or products could lead to a regulatory investigation and reputational damage to us, reduce the use and acceptance of our cards and reload network, reduce the use of our services, and may adversely affect our financial position and results of operations.

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

A data security breach by any third party entity involved in the tax refund advance program could expose use to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

Our tax preparation partners may experience security breaches involving the receipt, transmission and storage of confidential customer and other information. Improper access to our or the tax preparation partners systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information. In addition, a data security breach at the tax preparation partners could result in significant reputational harm to us and cause the use and acceptance of our tax-related products and services to decline, either of which could have an adverse impact on our operating revenues and future growth prospects.

Agency, technological, or human error could lead to tax refund processing delays, which could adversely affect our reputation and operating revenues.

We and our tax preparation partners rely on the Internal Revenue Services (the “IRS”), technology, and employees when processing and preparing tax refunds and tax-related products and services. Any delays during the processing or preparation period could result in reputational damage to us or to our tax preparation partners, which could reduce the use and acceptance of our cards and tax-related products and services, either of which could have a significant adverse impact on our operating revenues and future growth prospects. An IRS delay in processing tax returns this season could result in a smaller percentage of expected revenues flowing into our third fiscal quarter.

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

There is a credit risk associated with a tax refund advance because the funds are disbursed to the customer prior to the Company receiving the customer’s refund from the IRS. Because there is no recourse to the customer if the tax refund advance is not paid in full with the proceeds of the customer’s tax refund, the Company may not collect all of its payments related to the tax refund advances from the IRS and state revenue departments. Losses will generally occur on tax refund advances when the Company does not receive payment from the IRS or state revenue department due to a number of reasons, such as IRS revenue protection strategies including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. Although the Company’s underwriting takes these factors into consideration during the tax refund advance approval process, if the IRS significantly alters its revenue protection strategies for a given tax season, or the Company is incorrect in its underwriting assumptions, the Company could experience higher loan loss provisions above those projected. In addition, a consumer could exercise its rights and withdraw its ACH authorization provided in connection with a tax refund advance, meaning the Bank could no longer collect the payments related to the tax return advances via a direct debit to the designated bank account, which could result in additional losses.

Acquisitions could disrupt our business and harm our financial condition.

As part of our general growth strategy, we have expanded our business in part through acquisitions.  Since December 2014, we have completed the acquisition of substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services, Inc., and the more recently completed acquisition of the assets of Fort Knox Financial Services Corporation and its subsidiary, Tax Products Services LLC, in September 2015. In November 2016, we completed the acquisition of substantially all the assets and certain liabilities of EPS Financial.

In addition to the transactions noted above, we may engage in additional acquisitions that we believe provide a strategic or geographic fit with our business. We cannot predict the number, size or timing of acquisitions. To the extent that we grow through acquisitions, we cannot assure that we will be able to adequately and profitably manage this growth. Acquiring other businesses will involve risks commonly associated with acquisitions, including:

•	increased capital needs;

•	increased and new regulatory and compliance requirements;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition-integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integration of employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations with ours;

•	potential liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities;

•
potential increased litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders, vendors, or other third parties; and

•	goodwill impairment

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

Because we have recently grown in part through acquisitions, goodwill and intangible assets are now a portion of our consolidated assets. Our goodwill and intangible assets were $65.8 million as of September 30, 2016.  Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. U.S. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

We believe that the Company’s success depends largely on the efforts and abilities of the Company’s senior executive management team.  Their experience and industry contacts significantly benefit us.  The competition for qualified personnel in the financial services industry is intense, and the loss of any of the Company’s key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company’s business.

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

•
Premium Finance Loans. Repayment is dependent upon the successful operations of the business. The risk is mitigated since the loan is secured by the unamortized portion of the underlying insurance policy.

•	Refund Advance Loans. Repayment is dependent upon an income tax refund being approved and paid by the Internal Revenue Service or a state tax authority.

Commercial premium financing activity may result in increased exposure to credit risk and fraud.

The Company acquired the premium finance loan portfolio and related assets of AFS/IBEX Financial Services, Inc., and continues, through that platform, to serve businesses and insurance agencies nationwide with commercial insurance premium financing. The Company is reliant on insurance agents and brokers to produce these commercial loans, which are made to borrowers who borrow funds to pay premiums on property and casualty insurance policies. Typically the financing arrangement with the borrower provides for periodic payments to the lender to secure the insurance policy with an insurer, and that the lender is entitled to any unearned premium due from the insurer in the event of policy cancellation with any excess returned to the insured/borrower after the loan has been paid off. The financing arrangement typically includes a limited power of attorney to permit the lender to cancel the insurance policy in the event of default.  Typically, premium finance loans are designed to amortize faster than the unearned premium that has been paid, either as a down payment, or periodically is earned, so that the value of the unearned premium exceeds the outstanding financed amount, providing collateral to the lender.  If the borrower fails to pay on the premium finance loan, then the financed insurance policy must be cancelled to avoid losses with respect to unearned premiums. The Company must consider both the creditworthiness of the borrower, and the creditworthiness of the insurer (for the ability to return the unearned premium).  There is also an operational risk of assuring that the insurance policy is cancelled on a timely basis to prevent unearned premium from dissipating once the policy can be cancelled.  Further, the Company is not involved in the production of the loans, and is therefore exposed to the risk of fraud by producers.

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

The agricultural community is subject to commodity price fluctuations.  Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area. Any combination of these factors could produce losses within the Company's agricultural loan portfolios.

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

The Bank operates in an environment that is reliant upon innovative products and services that complement and enhance existing product and service offerings.  The investments we make in these new products and services are often expensive and we can never be certain that products or services will be acceptable to our regulators or will realize commercial success.  In addition, the OCC has stated as recently as December 2014, that new products and services must be undertaken only after the appropriate controls are in place (which can often be time-consuming and expensive to implement).

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

A breach of information security, compliance breach, or error by one of the Company’s agents or vendors could negatively affect the Company’s reputation and business.

The Company depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the Internet.  Despite safeguards, no system, including ours, is entirely free from vulnerability to attack or error.  Additionally, the Company relies on and does business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data and communications needs.  If information security is breached, or one of the Company’s agents or vendors breaches compliance procedures, or otherwise errs, information could be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others.  These costs or losses could materially exceed the Company’s amount of insurance coverage, if any, which would adversely affect the Company’s business.

Other “high profile” data breaches during recent years have raised interest in new legislation at both the federal and state level.  To the extent additional requirements are imposed on the Bank as a result of such legislation, these costs could have an adverse impact on the Bank.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition.

Our accounting policies are fundamental to determining and understanding our financial results and condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Any changes in our accounting policies could materially affect our financial statements.  From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict and could materially affect how we report our financial results and condition.  We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in the Company being required to restate prior period financial statements in material amounts. In particular, the FASB issued a new rule requiring companies to estimate current expected credit losses. The rule, which is a major change for banking organizations, becomes effective for the Company on October 1, 2020. The new standard is likely to result in more timely recognition of credit losses than under the previous incurred loss model, and the Company is evaluating the extent to which the new rule will affect its results of operations.

Our network of tax preparation partners is extensive but it may be difficult to manage and retain such marketing partners because of competitive market forces.

As of the date of this filing, the Bank has a network of over 10,000 active EROs that utilize its services and it is expected that this number will increase for the 2017 tax season.  Although each ERO undergoes an analysis of its operations prior to marketing the Bank’s products, it is possible that certain EROs will facilitate or engage in tax-related malfeasance or offer the Bank's products and services in a manner that does not comply with law or contractual representations, warranties and covenants.  In addition, it is possible that the EROs may choose to offer the tax-related products of other companies who provide products and services similar to the Bank’s for pricing or other competitive reasons.  The effect of any of these events, were they to be realized in the future, could potentially result in material adverse consequences to the Company.

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

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock.  As of September 30, 2016, the Company was authorized to issue up to 15,000,000 shares of common stock, of which 8,523,641 shares were outstanding, and 0 shares were held as treasury stock.  The Company was also authorized to issue up to 3,000,000 shares of preferred stock and 3,000,000 of non-voting common stock, none of which is outstanding or reserved for issuance.  Future sales or additional issuances of stock may affect the market price for shares of the Company’s common stock.

Federal regulations and our organic corporate documents may inhibit a takeover, prevent a transaction you may favor or limit the Company’s growth opportunities, which could cause the market price of the Company’s common stock to decline.

Certain provisions of the Company’s charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.  In addition, the Company may need to obtain approval from regulatory authorities before it can acquire control of any other company.

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

Although the Bank has not been the subject of any widespread or concerted ATM attack, ATM fraud has shown a marked increase and threats to the network of entities that comprise ATM networks continue.  At this time, it is estimated that global losses from ATM skimming alone are approaching $2 billion annually and are expected to continue to grow.  Although most ATM fraud continues to involve skimming (whereby a skimmer reads a debit card's encoded mag stripe and a camera records the PIN that is entered by a customer), new frauds including those perpetrated by Wi-Fi scanners and the cracking of encryption software, are being perpetrated against global banks and their customers.  The Bank continues to monitor these developments and has a robust program in place to monitor for debit and credit card fraud.  Even with such policies and procedures in place, however, there can be no assurance that the Bank, its customers or the ATM networks in which it participates will not be the victims of an ATM-based crime.

Risks Related to the Bank's divisions

Our divisional products and services are highly regulated financial products subject to extensive supervision and regulation and are costly to maintain.

The products and services offered by several of our divisions are highly regulated by federal banking agencies, the Bureau and some state regulators.  Some of the laws and related regulations affecting its operations include consumer protection laws, escheat laws, privacy laws, anti-money laundering laws and data protection laws.  Compliance with the relevant legal paradigm in which our divisions operate is costly and requires significant personnel resources, as well as extensive contacts with outside lawyers and consultants to stay abreast of the applicable regulatory schemes.

The Bureau's Prepaid Accounts Rule will affect the Bank’s offering of prepaid cards.

As described above, the Bureau issued a final rule on October 5, 2016, which supplemented the existing regulatory framework pursuant to which prepaid products (both cards and other delivery methods, including codes) are offered and serviced. The Prepaid Accounts Rule brought prepaid products fully within Regulation E, which implements the federal Electronic Funds Transfer Act, and, for prepaid products that have a “credit” component, within Regulation Z, which implements the federal Truth in Lending Act. The Prepaid Accounts Rule created tailored provisions which (1) created a definition for a “prepaid account” in Regulation E, (2) required certain disclosures to consumers before such consumer acquires a prepaid card account, (3) extended Regulation E’s limited liability and error resolution provisions to certain registered prepaid accounts, (4) regulated the provision of billing statements, and (5) extended Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft services and other credit features (the Bank currently issues a card with an overdraft feature that is marketed by a third party program manager.) The Prepaid Accounts Rule also required account issuers to post their publicly offered prepaid card program agreements on their own websites and make them available to consumers upon request and to provide copies of all publicly offered prepaid card program agreements to the Bureau. Although the Prepaid Accounts Rule does not go into effect until October 1, 2017, compliance with the Prepaid Accounts Rule will likely result in additional costs, which could be significant, and could adversely impact the Company’s and the Bank’s results of operations, financial condition, or liquidity.

In addition to the CFPB’s final prepaid regulation (discussed above), it is possible that new legislation or more stringent focus by banking agencies could further restrict our current operations or change the regulatory environment in which our customers operate.

Although it is possible that some legislation under consideration could have either a positive or de minimis impact on its operations and profitability, it is also possible that any new legislation affecting our operations or our customers, some of which are also regulated entities, would have a negative impact on the conduct of the relevant business.  There is no way to quantify the impact that such changes could have on our profitability or operations at this time given the unpredictable nature of the risk.

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

The Bank owns or is seeking a number of patents, trademarks and other forms of intellectual property with respect to the operation of its business and the protection of such intellectual property may in the future require material expenditures.

In their operations, our divisions, through the Bank, seek protection for various forms of intellectual property from time to time.  No assurance can be given that such protection will be granted.  In addition, given the competitive market environment of its business, the Bank must be vigilant in ensuring that its patents and other intellectual property are protected and not exploited by unlicensed third parties.

The Bank must also protect itself and defend against intellectual property challenges initiated by third parties making various claims, against it.  With respect to these claims, regardless of whether we are pursuing our claims against perceived infringers or defending our intellectual property from third parties asserting various claims of infringement, it is possible that significant personnel time and monetary resources could be used to pursue or defend such claims.

It should also be noted that intellectual property risks extend to foreign countries whose protections of such property are not as extensive as those in the United States.  As such, the Bank may need to spend additional sums to ensure that its intellectual property protections are maximized globally.  Moreover, should there be a material, improper use of the Bank’s intellectual property, this could have an impact on our divisions' operations and the Bank.

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

Losses from fraud have been substantial for certain card industry participants.  Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could adversely impact in the future, notwithstanding, our recent introduction of EMV (i.e., chip-enabled) cards and the broader acceptance of such cards in the U.S. and international markets.

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

FTC legal action against a major program manager offering Bank-issued prepaid cards requires heightened review and oversight

On November 10, 2016, the Federal Trade Commission filed suit in federal court in Georgia against NetSpend, a significant program manager for the Bank, alleging that NetSpend engaged in deceptive marketing and servicing in connection with Bank and other-branded prepaid cards issued pursuant to such program agreement. The complaint requests that the court issue a permanent injunction against NetSpend as well as equitable relief, including any and all relief necessary to redress consumers’ alleged injuries. No allegations against the Bank are included in the complaint.

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

Much of our business, especially at the divisional level, depends upon transactions being processed through the Internet.  Like nearly all other commercial enterprises, we rely upon others to provide the Internet so that commerce can be conducted.  Were there to be a failure in the operation of the Internet or a significant impairment in our ability to move information on the Internet or our ability to do so in accordance with customer safeguard protocols, we would need to develop alternative processes during which time revenues and profitability may be lower.

Our ability to process transactions requires functioning communication and electricity lines.

The nature of the banking industry in general, and the credit card and debit card industry in particular, is that it must be operational every day of the week and every hour of the week.  Any disruption in the utilities utilized by the Bank or its divisions could have a negative effect on our operations and extensive disruptions could materially affect our operations, and have a material adverse effect on our financial condition and results of operations.

Data encryption technology has not been perfected and vigilance in MPS’ information technology systems is costly.

The Bank and its divisions hold holds sensitive business and personal information with respect to the products and services it offers.  This information, which is generally digitally encrypted, is passed along various technology channels, including the Internet.  Although we encrypt its customer and other sensitive information and expends significant financial and personnel resources to maintain the integrity of its technology networks and the confidentiality of nonpublic customer information, because such information may travel on public technology and other non-secure channels, the confidential information is potentially susceptible to hacking and other illegal intrusions.  Were such a security breach to occur, the provision of products and services to our customers would be impaired.  In addition, were a breach to occur, we could incur significant fines from the electronic funds associations involved, or from federal and/or state regulators, and be subject to other prohibitions, as well as extensive litigation from commercial parties and consumers affected by such breach, that would have a material adverse effect on our financial condition and results of operations.

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

Our divisions operate in a highly competitive environment and the ability to attract and retain qualified personnel may be difficult.

Our divisions compete in a highly competitive environment with other larger and better capitalized financial intermediaries.  In addition, the field of professionals involved in the design and production of products and services offered by our division is highly skilled and actively sought after by financial institutions, electronic card networks and other commercial entities.  As such, our divisions must spend significant sums to attract employees and executives and must monitor compensation and other employment trends to ensure that compensation packages both foster the necessary creative environment and appropriately compensate such individuals in order to retain them.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

The Bank is a federally chartered savings bank which operates 10 full-service branch banking offices in four market areas in Iowa and South Dakota:  Northwest Iowa, Brookings, Central Iowa and Sioux Empire, one non-retail service branch in Memphis, Tennessee, and three non-branch offices located in Texas, California and Kentucky related to the Bank's AFS/IBEX and Refund Advantage operations. The Bank’s home office, with Federal approval in 2015, has been moved from 121 East Fifth Street in Storm Lake, Iowa to 5501 South Broadband Lane in Sioux Falls, South Dakota.  Our Meta Payment Systems division offers prepaid cards, other payment industry products and services and tax payment industry products and services nationwide and operates out of Sioux Falls, South Dakota, with an office in Louisville, Kentucky. Our AFS/IBEX division provides nationwide commercial insurance premium financing for business and insurance agencies and has two agency offices, one in Dallas, Texas, and one in Southern California.

Of the 17 properties, the Company leases 10 of them, all on market terms. See Note 6 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Though the Company has experienced rapid growth, particularly as a result of growth of MPS, management believes current facilities are adequate to meet its present needs.

The Bank maintains an online database with a service bureau, whose primary business is providing such services to financial institutions.

Item 3.        Legal Proceedings

The Company and the Bank were named as defendants, along with other defendants, in four class action litigations commenced in three different federal district courts between October 23, 2015 and November 5, 2015: (1) Fuentes, et al. v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08372-JPO); (2) Huff et al. v. UniRush, LLC et al. (E.D. Cal. Case No. 2:15-cv-02253-KJM-CMK); (3) Peterkin v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08573-PAE); and (4) Jones v. UniRush, LLC et al. (E.D. Pa. Case No. 5:15-cv-05996-JLS). The same defendants, including the Company and the Bank, were also named as defendants in an additional class action litigation commenced in another federal district court on April 13, 2016: (5) Smith v. UniRush LLC, et al. (C.D. Cal. Case No. 2:16-cv-02533-SVW-E). The same defendants, including the Company and the Bank, were named as defendants in a lawsuit filed by an individual plaintiff in a Texas state court on June 24, 2016: (6) Jacobs v. UniRush LLC et al. (Harris County, Texas County Civ. Ct. Cause No. 1079432). The complaints in each of these six actions seek monetary damages for the alleged inability of customers of the prepaid card product RushCard to access the product for up to two weeks starting on or about October 12, 2015. In each case, the plaintiffs alleged claims for breach of contract, fraud, misrepresentation, negligence, unjust enrichment, conversion, and breach of fiduciary duty and violations of various state consumer protection statutes prohibiting unfair or deceptive acts or trade/business practices. In addition, the OCC and the CFPB are examining the events surrounding the allegations with respect to the Company and the other defendants, respectively. The OCC has broad supervisory powers with respect to the Bank and could seek to initiate supervisory action if it believes such action is warranted. A settlement was negotiated with class counsel in actions (1)-(4) under which neither the Company nor the Bank made any payment. Notice of the settlement was given to the approximately 425,000 class members, of which 70 opted out from the class, but not a single objection to the settlement was filed, either by any potential class member or any of the regulatory agencies who received notice of the settlement. At a September 12, 2016 hearing in the lead class action case, action (1), the Court granted final approval of the settlement, certified the Settlement Class and entered final judgment for actions (1)-(4). In the interim, action (5) was settled for a nominal amount, with no payment by the Company or the Bank, and the case was formally resolved with the filing of a dismissal notice on July 15, 2016. At this time, the petition in action (6) specifically alleges that the maximum damages, costs and attorneys’ fees that plaintiff seeks do not exceed $74,000.

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

The Bank commenced action against C&B Farms, LLC, Dakota River Farms, LLC, Dakota Grain Farms, LLC, Heather Swenson and Tracy Clement in early July, 2015, in the Third Judicial Circuit Court of the State of South Dakota, seeking to collect upon certain delinquent loans made in connection with the 2014 farming operations of the three identified limited liability companies and the personal guaranties of Swenson and Clement. The three companies and Clement answered the Complaint and asserted a counterclaim against the Bank and a third-party claim against the Bank’s loan officer, alleging fraud and misrepresentation, as well as promissory estoppel.   On January 7, 2016, the Bank obtained a judgment for $6.1 million, the full amount due and owing on the delinquent loans, together with attorneys’ fees, costs and post-judgment interest.  On February 25, 2016, the Court entered an order and judgment in favor of the Bank granting the Bank’s renewed motion for summary judgment as to counterclaims and third party claim. Tracy Clement, the primary guarantor of the C&B Farms, Dakota Grain Farms, and Dakota River Farms indebtedness has filed a Chapter 11 bankruptcy proceeding in Minnesota. The Bank is an unsecured creditor in the bankruptcy proceeding. The Bank still has the right to collect from the three limited liability company debtors (C&B, Dakota Grain, and Dakota River). However, the Bank believes each entity is now insolvent and the collateral recovered and liquidated to the extent possible. The Bank has also settled with the other personal guarantor, Heather Swenson. The Bank commenced action against Interstate Commodities, Inc., on February 1, 2016, in the United States District Court for the District of South Dakota, Central Division. This matter arises out of the Bank’s loans to C&B Farms, which were guaranteed by Tracy Clement. The case alleges that Interstate Commodities has breached the terms of a subordination agreement entered into between Interstate Commodities and the Bank relating to the 2015 crops of C&B Farms, LLC. In March, 2015, the Bank sent a letter to C&B Farms and Interstate Commodities agreeing that the Bank would subordinate its first position lien in the farm products of C&B Farms once the Bank’s 2015 input advances in an agreed upon sum had been paid in full. Interstate Commodities entered into various agreements with C&B Farms in which they agreed to purchase grain at a future date and provided purchase price advance financing to C&B Farms. Interstate Commodities also partially performed under the subordination agreement by paying or allowing certain sums to flow back to the Bank to pay on the agreed upon inputs. Interstate Commodities terminated the payments to the Bank before allowing full repayment of the 2015 inputs financed by the Bank before the subordination agreement was reached. This large, non-performing agricultural relationship was partially charged off during fiscal year 2016 and has no remaining loan balance.

The Bank was served on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by former prepaid program manager of the Bank, which was terminated by the Bank earlier this year. Card Limited alleges that after all of the programs have been wound down, there are two accounts with a positive balance to which they are entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $1,579,398. The Bank intends to vigorously defend this claim. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.”  Quarterly dividends for 2016 and 2015 were $0.13.  The high and low sales price of the common stock, as reported on the NASDAQ Global Market, was as follows:

	Fiscal Year 2016		Fiscal Year 2015
	Low	High	Low	High
First Quarter	$39.10	$49.67	$33.76	$38.47
Second Quarter	36.22	46.53	32.02	40.49
Third Quarter	43.55	53.76	38.41	43.81
Fourth Quarter	48.97	62.62	41.43	53.51

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of December 8, 2016, the Company had 9,188,292 shares of common stock outstanding, which were held by approximately 168 stockholders of record, and 123,562 shares subject to outstanding options.  The stockholders of record number does not reflect approximately 3,750 persons or entities that hold their stock in nominee or “street” name.

The transfer agent for the Company’s common stock is Computershare, 211 Quality Circle, Suite 210, College Station, TX 77845.

There were no purchases by the Company during the fiscal year ended September 30, 2016, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Item 6.        Selected Financial Data

September 30,	2016	2015	2014	2013	2012

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)
Total assets	$4,006,419	$2,529,705	$2,054,031	$1,691,989	$1,648,898
Loans receivable, net	919,470	706,255	493,007	380,428	326,981
Securities available for sale	1,469,249	1,256,087	1,140,216	881,193	1,116,692
Securities held to maturity	619,853	345,744	282,933	288,026	—
Goodwill and intangible assets	65,849	70,505	2,588	2,339	2,035
Deposits	2,430,082	1,657,534	1,366,541	1,315,283	1,379,794
Total borrowings	1,187,578	561,317	497,721	216,456	47,710
Stockholders' equity	334,975	271,335	174,802	142,984	145,859

Year Ended September 30,	2016	2015	2014	2013	2012

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$81,396	$61,607	$48,660	$38,976	$37,297
Total interest expense	4,091	2,387	2,398	2,954	3,563
Net interest income	77,305	59,220	46,262	36,022	33,734
Provision for loan losses	4,605	1,465	1,150	—	1,049
Net interest income after provision for loan losses	72,700	57,755	45,112	36,022	32,685
Total non-interest income	100,770	58,174	51,738	55,503	69,574
Total non-interest expense	134,648	96,506	78,231	74,403	75,463
Income before income tax expense	38,822	19,423	18,619	17,122	26,796
Income tax expense	5,602	1,368	2,906	3,704	9,682
Net income	33,220	18,055	15,713	13,418	17,114

Earnings per common share:
Basic	$3.95	$2.68	$2.57	$2.40	$4.94
Diluted	$3.92	$2.66	$2.53	$2.38	$4.92

Year Ended September 30,	2016	2015	2014	2013	2012

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	1.10%	0.78%	0.81%	0.78%	1.22%
Return on average equity	10.80%	8.83%	10.01%	9.36%	18.47%
Net interest margin	3.19%	3.03%	2.80%	2.48%	2.56%

QUALITY RATIOS
Non-performing assets to total assets	0.03%	0.31%	0.05%	0.05%	0.16%
Allowance for loan losses to non-performing loans	479%	80%	547%	568%	219%

CAPITAL RATIOS
Stockholders' equity to total assets	8.36%	10.73%	8.51%	8.45%	8.85%
Average stockholders' equity to average assets	10.19%	8.81%	8.14%	8.37%	6.62%

OTHER DATA
Book value per common share outstanding at end of year	$39.30	$33.24	$28.33	$23.55	$26.79
Tangible book value per common share outstanding at end of year	$31.57	$24.60	$27.91	$23.17	$26.42
Dividends declared per share at end of year	0.52	0.52	0.52	0.52	0.52
Number of full-service offices at end of year	10	10	11	11	12

Common Shares Outstanding	8,523,641	8,163,022	6,169,604	6,070,654	5,443,881

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

Overview of Corporate Developments

On December 17, 2015, Meta closed private placement transactions to accredited investors, issuing an aggregate of 266,430 shares of its common stock for consideration of approximately $11.7 million. Meta is using the net proceeds from this stock issuance to support increased balance sheet growth and costs associated with agreements with multiple payment solutions providers.

On May 10, 2016, MetaBank, through its MPS division, entered into a new multi-year agreement with Blackhawk Network, Inc., a leading global prepaid and payments company. Under the agreement, Blackhawk will continue to provide marketing, servicing, and processing services for a broad range of consumer and corporate financial products issued by MetaBank.

On May 20, 2016, Bank Director named MetaBank the #1 Top Growth Bank among all banks and thrifts determined by top-line growth over a five quarter period ending March 31, 2016. The ranking was established by the compound average growth rate in revenues over the five linked quarters.

On August 15, 2016, the Company announced that it had completed the public offering of $75 million of its 5.75% fixed-to-floating rate subordinated debentures due August 15, 2026. Use of proceeds from the offering are for general purposes, acquisitions and investments in MetaBank as Tier 1 capital to support growth.

On October 26, 2016, MetaBank entered into an agreement with certain H&R Block® entities to provide funding capacity for up to $1.45 billion and retain up to $750 million of interest-free refund advance loans for H&R Block® tax preparation customers throughout the 2017 tax season. H&R Block® is the world's largest tax services provider with approximately 12,000 company-owned and franchise retail tax office locations.
On November 1, 2016, MetaBank, completed the acquisition of substantially all of the assets and certain liabilities of EPS Financial, LLC (“EPS”) from privately-held Drake Enterprises, Ltd. (“Drake”). The assets acquired by MetaBank in the EPS acquisition include the EPS trade name, operating platform, and other assets. The EPS management team and other employees have been hired by MetaBank and EPS operations will continue to be based out of Easton, PA. The purchase price for the acquisition of approximately $42.5 million included the payment of approximately $21.3 million in cash and the issuance of 369,179 shares of Meta Financial common stock to Drake. The cash portion of the purchase price was funded from the proceeds of the previously announced subordinated debt issuance.

On November 9, 2016, Meta Financial and MetaBank entered into an agreement with Specialty Consumer Services LP, (‘SCS”) to acquire substantially all of the assets, and assume specified liabilities, of SCS. In exchange, Meta Financial has agreed to pay SCS consideration of approximately $15,000,000, subject to adjustment. If certain performance targets are met after the closing of the transaction, SCS will be eligible to receive earnout payments consisting of up to an aggregate of $17,500,000 in cash and up to an aggregate of 264,431 shares of Meta Financial’s common stock. The transaction is expected to close in the fourth calendar quarter of 2016.

On November 28, 2016, MetaBank and Jackson Hewitt finalized an agreement whereby MetaBank will be originating Express Refund Advances to Jackson Hewitt customers.

The Company recorded net income of $33.2 million in fiscal 2016 compared to $18.1 million in fiscal 2015.  The primary reason for the increase in net income was a significant rise in non-interest income, bolstered by growth in net interest income. In fiscal 2016, non-interest income increased to $100.8 million from $58.2 million in fiscal 2015, due to tax product fee income and an increase in card fee income. The Company’s net interest income grew to $77.3 million in fiscal 2016, compared to $59.2 million in fiscal 2015. The increase was driven by growth in both loan and investment volumes as well as the expansion in yields on these interest-earning assets.  Additionally, the continuous improvement in the overall asset mix also contributed to the increased net interest income, which was highlighted by loan growth and purchases of highly rated tax-exempt municipal securities at relatively high tax equivalent yields. Partially offsetting the higher non-interest income and net interest income was non-interest expense, which rose $38.1 million, from $96.5 million in fiscal 2015, to $134.6 million in fiscal 2016 and income tax expense which rose from $19.4 million to $38.8 million year over year.

The Company's banking segment 2016 fiscal year income before tax was $16.1 million, compared to $14.8 million in fiscal 2015.  Retail Bank total loans increased $146.8 million during the fiscal year, or 25%, to $737.4 million, from strong growth in residential real estate and commercial and multi-family real estate. Retail Bank checking balances continued to grow from $88.7 million at September 30, 2015, to $97.7 million, or 10%, at September 30, 2016.

The Company's payments segment 2016 fiscal year income before tax was $29.7 million, compared to $14.1 million in fiscal 2015.  This improvement was primarily the result of increases in card fee income from new and existing business partners along with tax product fee income.  Average MPS deposits increased $398.9 million during fiscal 2016, or 25%, to $2.00 billion, compared to fiscal 2015.

Overall, the cost of funds at MetaBank averaged 0.15% during fiscal 2016, compared to 0.11% for 2015.

Tangible book value per common share increased by $6.97, or 28%, to $31.57 per share at September 30, 2016, from $24.60 per share at September 30, 2015.  This growth is attributable to increases in net income and accumulated other comprehensive income (“AOCI”) along with higher additional paid-in capital due to the Company's first quarter capital raise of approximately $11.7 million. The tangible book value per common share, excluding (“AOCI”) was $28.89 as of September 30, 2016, compared to $24.30 as of September 30, 2015.  Book value per common share outstanding increased by $6.06, or 18%, to $39.30 per share at September 30, 2016, from $33.24 per share at September 30, 2015.

The Company’s non-performing assets (“NPAs”) were 0.03% of total assets at September 30, 2016, compared to 0.31% at September 30, 2015.  The decrease from September 2015 was mainly due to the previously reported partial charge-off of a large non-performing agriculture relationship, which has no remaining loan balance.  Excluding the AFS/IBEX portfolio, NPAs were 0.01% of total assets at September 30, 2016.

Financial Condition

As of September 30, 2016, the Company’s assets grew by $1.48 billion, or 58%, to $4.01 billion, compared to $2.53 billion at September 30, 2015.  The growth in assets resulted from a variety of factors, including increases in the Company’s cash and cash equivalents, loan balances, and investment securities portfolio.

Total cash and cash equivalents was $773.8 million at September 30, 2016, an increase of $746.1 million from $27.7 million at September 30, 2015.  The majority of this increase was related to a temporary repositioning of the balance sheet in September 2016 to prepare the Company for potential strategic opportunities, including the H&R Block® agreement signed in October 2016. The Company anticipated utilizing the excess cash it held at its fiscal year end to repay overnight borrowings in October 2016. In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB of Minneapolis.  At September 30, 2016, the Company had no federal funds sold.

The total of MBS and investment securities increased $487.3 million, or 30%, to $2.09 billion at September 30, 2016, compared to September 30, 2015, as investment purchases exceeded related maturities, sales and principal pay downs. The Company’s portfolio of securities consists primarily of MBS, which have relatively short expected lives, non-bank qualified obligations of states and political subdivisions (“NBQ”) which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities.  All MBS held by the Company are issued by a U.S. Government agency or instrumentality.  Of the total $692.7 million of MBS, $558.9 million are classified as available for sale (“AFS”), and $133.8 million are classified as held to maturity (“HTM”).  Of the total $1.40 billion of investment securities, $910.3 million are classified as AFS and $486.1 million are classified as HTM.  During fiscal 2016, the Company purchased $416.7 million of MBS with an average life estimated at approximately five years or less or stated final maturities of approximately 30 years or less and sold MBS in the amount of $221.6 million.  In addition, the Company purchased $486.2 million of investment securities which are comprised of tax exempt municipal bonds primarily backed by and/or convertible into Ginnie Mae, Fannie Mae, or Freddie Mac MBS securities, government related and guaranteed floating rate securities, and smaller portions of other security types.  See Note 6 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s portfolio of net loans receivable increased by $213.2 million, or 30%, to $919.5 million at September 30, 2016, from $706.3 million at September 30, 2015.  This growth was driven by increases in commercial and multi-family real estate loans, and one-to-four family real estate loans, of $112.7 million, and $37.3 million, respectively, along with growth in AFS/IBEX premium finance loans of $65.1 million. Consumer loans and commercial operating loans also increased with agricultural operating and agricultural real estate categories representing the only decreases.  See Note 3 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system.  The FHLB requires a level of stock investment based on a pre-determined formula.  The Company’s investment in such stock increased $23.1 million, or 95%, to $47.5 million at September 30, 2016, from $24.4 million at September 30, 2015.  The increase directly correlates with the higher overnight federal funds purchased.

Total deposits increased by $772.5 million, or 47%, to $2.43 billion at September 30, 2016, from $1.66 billion at September 30, 2015.  Deposits attributable to MPS were up $706.7 million, or 50%, at September 30, 2016, as compared to September 30, 2015.  The increase is due to the addition of several new business partners during fiscal 2016, along with natural growth in existing programs.

The Company’s total borrowings increased $624.1 million, or 111%, from $563.5 million at September 30, 2015, to $1.19 billion at September 30, 2016, primarily due to the increase in federal funds purchased, which was done as part of a temporary repositioning of the balance sheet, as noted above.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest-bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday and Tuesday, which are typically paid down throughout the week.  This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs. In addition, the issuance of $75 million in subordinated debentures during the fourth quarter of fiscal 2016 was also reflected as part of the increased borrowings.

See Notes 8 and 9 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2016, the Company’s stockholders’ equity totaled $335.0 million, an increase of $63.7 million from $271.3 million at September 30, 2015.  Stockholders’ equity increased primarily as a result of an increase in retained earnings and unrealized gains on securities, which increased due to several factors, including the timing of purchases, movement in the market rates, changes in the makeup of the securities portfolio, and as a result of the private placement of securities in December 2015.  At September 30, 2016, the Bank continued to meet regulatory requirements for classification as a well-capitalized institution.  See Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

The Company’s non-interest income is derived primarily from tax product fees, prepaid cards, credit products, ATM fees attributable to MPS and fees charged on bank loans and transaction accounts.  Non-interest income is also derived from net gains on the sale of securities available for sale as well as the Company’s holdings of bank-owned life insurance.  This income is offset by expenses, such as compensation and occupancy expenses associated with additional personnel and office locations as well as card processing expenses attributable to MPS.  Non-interest expense is also impacted by acquisition-related expenses, occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

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

Year Ended September 30,	2016			2015			2014
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Loans receivable	$810,445	$36,187	4.47%	$617,866	$29,565	4.79%	$439,323	$19,674	4.48%
Mortgage-backed securities	728,738	15,771	2.16%	695,539	13,979	2.01%	694,510	15,343	2.21%
Other investments and fed funds sold	1,284,209	29,438	3.29%	905,384	18,063	2.89%	721,141	13,643	2.68%
Total interest-earning assets	2,823,392	$81,396	3.34%	2,218,789	$61,607	3.14%	1,854,974	$48,660	2.93%
Non-interest-earning assets	193,286			103,138			73,878
Total assets	$3,016,678			$2,321,927			$1,928,852

Non-interest bearing deposits	$2,017,977	$—	—%	$1,632,130	$—	—%	$1,319,447	$—	—%
Interest-bearing liabilities:
Interest-bearing checking	36,317	97	0.27%	35,610	88	0.25%	33,353	96	0.29%
Savings	59,670	24	0.04%	34,129	40	0.12%	28,882	47	0.16%
Money markets	46,115	75	0.16%	39,401	61	0.15%	40,589	72	0.18%
Time deposits	79,825	418	0.52%	85,843	537	0.63%	110,992	750	0.68%
FHLB advances	61,454	709	1.15%	7,000	495	7.07%	7,000	495	7.07%
Overnight fed funds purchased	339,035	1,607	0.47%	234,025	691	0.30%	185,440	538	0.29%
Subordinated debentures	9,437	539	5.71%	—	—	—%	—	—	—%
Other borrowings	14,575	622	4.26%	21,193	475	2.24%	20,433	400	1.96%
Total interest-bearing liabilities	646,428	4,091	0.63%	457,201	2,387	0.56%	426,689	2,398	0.82%
Total deposits and interest-bearing liabilities	2,664,405	$4,091	0.15%	2,089,331	$2,387	0.11%	1,746,136	$2,398	0.14%
Other non-interest bearing liabilities	44,786			28,009			25,748
Total liabilities	2,709,191			2,117,340			1,771,884
Stockholders' equity	307,487			204,587			156,968
Total liabilities and stockholders' equity	$3,016,678			$2,321,927			$1,928,852
Net interest income and net interest rate spread including non-interest bearing deposits		$77,305	3.18%		$59,220	3.03%		$46,262	2.79%

Net interest margin			3.19%			3.03%			2.80%

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

Rate / Volume

Year Ended September 30,	2016 vs. 2015			2015 vs. 2014
	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets
Loans Receivable	$8,736	$(2,114)	$6,622	$8,452	$1,439	$9,891
Mortgage-backed securities	687	1,105	1,792	23	(1,387)	(1,364)
Other investments	8,528	2,847	11,375	3,383	1,037	4,420
Total interest-earning assets	$17,951	$1,838	$19,789	$11,858	$1,089	$12,947

Interest-bearing liabilities
Interest-bearing checking	$2	$7	$9	$6	$(14)	$(8)
Savings	21	(37)	(16)	7	(14)	(7)
Money markets	9	5	14	(2)	(9)	(11)
Time deposits	(35)	(84)	(119)	(161)	(52)	(213)
FHLB advances	941	(727)	214	—	—	—
Overnight fed funds purchased	400	517	917	135	18	153
Subordinated debentures	539	—	539	—	—	—
Other borrowings	(183)	329	146	15	60	75
Total interest-bearing liabilities	$1,694	$10	$1,704	$—	$(11)	$(11)

Net effect on net interest income	$16,257	$1,828	$18,085	$11,858	$1,100	$12,958
Comparison of Operating Results for the Years Ended
September 30, 2016, and September 30, 2015

General.  The Company recorded net income of $33.2 million, or $3.92 per diluted share, for the year ended September 30, 2016, compared to $18.1 million, or $2.66 per diluted share, for the year ended September 30, 2015, an increase of $15.1 million.  The increase in net income was primarily caused by tax product fee income of $23.3 million, a $16.0 million increase in card fee income, a $13.2 million increase in interest income from the securities portfolio, and a $6.6 million increase in loan interest income. The net income increase was offset in part by an increase in compensation and benefits expense of $15.2 million, tax product expense of $8.6 million, and increased card processing expense of $5.8 million.

Net Interest Income. Net interest income for fiscal 2016 increased by $18.1 million, or 31%, to $77.3 million from $59.2 million for the prior year.  Net interest margin increased to 3.19% in fiscal 2016 as compared to 3.03% in 2015.  The increase was mainly due to growth in loans receivable and a higher volume of other investments (primarily high credit quality municipal bonds). An improved mix of earning assets complemented the higher volume of investments, adding to the overall increase.

The Company’s average earning assets increased $604.6 million, or 27%, to $2.82 billion during fiscal 2016 from $2.22 billion during 2015.  The increase is primarily the result of the increase in the Company’s investment securities and non-bank qualified, high-quality municipal portfolios as well as loans receivable.

Overall, when using a taxable equivalent yield (“TEY”), the Company’s interest earning asset yield increased by 20 basis points primarily driven by a shift in the earning asset mix due to increased volume in loans and investment securities and improved yields achieved within the securities portfolio. The improvement in volume on loans receivable reflects the outsized growth in premium finance loans as well as strong growth in the typical retail banking sectors. The yield on non-MBS investment securities increased by 12 basis points on a TEY basis.  The yield on government-related MBS increased 15 basis points while longer-term interest rates decreased materially throughout the fiscal year.  Average TEY on the securities portfolio increased by 26 basis points in fiscal 2016 compared to fiscal 2015.

The Company’s average total deposits and interest-bearing liabilities increased $575.1 million, or 28%, to $2.66 billion during fiscal 2016 from $2.09 billion during 2015.  The increase resulted mainly from an increase in the Company’s non-interest-bearing deposits.  The average outstanding balance of non-interest-bearing deposits increased from $1.63 billion in fiscal 2015 to $2.02 billion in fiscal 2016.  The Company’s cost of total deposits and interest-bearing liabilities increased four basis points to 0.15% during fiscal 2016 from 0.11% during 2015, primarily due to an increase in the overnight borrowing rate as well as the issuance of the Company's subordinated debt. Notwithstanding this increase, the Company believes that its growing, lower-cost deposit base gives it a distinct and significant competitive advantage, and even more so if interest rates rise, because the Company anticipates that its cost of funds will likely remain relatively low, increasing less than at many other banks.

Provision for Loan Losses. In fiscal 2016, the Company recorded $4.6 million in provision for loan loss, compared to $1.5 million in 2015.  The increased provision was primarily due to loan growth as well as seasonal charge-offs related to refund advance loan programs, and also partially due to a write down and eventual charge-off of a large agriculture relationship.

Management closely monitors economic developments, both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  While the current economic environment is still slightly strained, it has continued to show signs of improvement over the last several years in the Company’s markets.  The Company’s average loss rates over the past three years have been relatively low for all loan segments, which is slightly offset by a current year charge off a significant loan relationship within the agricultural operating segment.  Notwithstanding these signs of improvement noted above, the Company does not believe it is likely these low loss conditions will continue indefinitely. Each loan segment is evaluated using both historical loss factors as well as other qualitative factors in order to determine the amount of risk the Company believes exist within that pool of loans.

The allowance for loan losses for the MPS division, which constitute a small portion of the Company’s loans, results from an estimation process that evaluates relevant characteristics of its credit portfolio(s).  MPS also considers other internal and external environmental factors such as changes in operations or personnel and economic events that may affect the adequacy of the allowance for credit losses. Adjustments to the allowance for loan losses are recorded periodically based on the result of this estimation process.  The exact methodology to determine the allowance for loan losses for each program will not be identical. Each program may have differing attributes including such factors as levels of risk, definitions of delinquency and loss, inclusion/exclusion of credit bureau criteria, roll rate migration dynamics and other factors. Similarly, the additional capital required to offset the increased risk in subprime lending activities may vary by credit program. Each program is evaluated separately.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at September 30, 2016, reflects an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination of the allowance for loan losses is subject to review by its regulatory agencies, the OCC and the Federal Reserve, which can require the establishment of additional general or specific allowances.

Non‑Interest Income. Non-interest income increased by $42.6 million, or 73%, to $100.8 million for fiscal 2016 from $58.2 million for 2015 primarily due to tax product fee income of $23.3 million related to the acquisition of Refund Advantage in September 2015, an increase in fees earned on prepaid debit cards, credit products and other payment systems products of $16.0 million due to the addition of multiple new partners and growth in existing MPS programs. Loan fees also increased by $2.9 million from retail and premium finance loan growth.

Non-Interest Expense. Non-interest expense increased by $38.1 million, or 40%, to $134.6 million for fiscal 2016 from $96.5 million for fiscal 2015. Compensation expense increased $15.2 million during fiscal 2016 compared to 2015, and occupancy and equipment increased $2.6 million. The increases in these categories were principally due to a full year of expenses associated with the Refund Advantage and AFS/IBEX operations and due to additional product development and IT developer staffing to support the Company’s growth initiatives and prepare for other business opportunities.  In addition, tax product expense increased $8.6 million due to the Refund Advantage acquisition, card-processing expense increased $5.8 million, and other expense increased $2.2 million primarily due to intangibles amortization and overall Company growth initiatives. A significant portion of the increase in card-processing expense was due to sales promotions from one of our largest partners and is a variable expense directly tied to the fee income growth.

Income Tax Expense. Income tax expense for fiscal 2016 was $5.6 million, resulting in an effective tax rate of 14%, compared to a tax expense of $1.4 million and an effective tax rate of 7%, in fiscal 2015.  The increase in the Company’s recorded income tax expense for 2016 was impacted primarily by an increase in earnings and also by higher year-to-date income than what was projected; however, the increase was partially reduced by an increase in tax-exempt income, highlighting one of the benefits of our growing tax-exempt municipal securities portfolio.

Comparison of Operating Results for the Years Ended
September 30, 2015, and September 30, 2014

General.  The Company recorded net income of $18.1 million, or $2.66 per diluted share, for the year ended September 30, 2015, compared to $15.7 million, or $2.53 per diluted share, for the year ended September 30, 2014, an increase of $2.4 million. The increase in net income was primarily caused by a $9.9 million increase in loan income, a $5.8 million increase in card fee income, a $3.1 million increase related to the securities portfolio and a decrease in tax expense of $1.5 million. The net income increase was offset in part by an increase in compensation and benefits expense of $8.3 million, increased occupancy and equipment expense of $2.4 million, an increased loss on sale of securities of $1.7 million, increased intangible amortization expense of $1.3 million, increased regulatory expense of $1.1 million and increased card processing expense of $1.0 million.

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

Non-Interest Income. Non-interest income increased by $6.4 million, or 12.4%, to $58.2 million for fiscal 2015 from $51.7 million for 2014 primarily due to an increase in fees earned on prepaid debit cards, credit products and other payment systems products of $5.8 million due to the addition of multiple new partners and growth in existing MPS programs. Loan fees also increased by $1.4 million from retail loan growth and the addition of AFS/IBEX. These increases in non-interest income were partially offset by an increased loss on the securities available for sale of $1.7 million sold primarily to fund the AFS/IBEX transaction.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance as of both September 30, 2016, and September 30, 2015, were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

Deferred Tax Assets and Liabilities.  The Company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to income for the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance.

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

In fiscal 2016, 2015 and 2014, there were no other-than-temporary impairment losses.

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

The Company is within policy limits for all interest rate scenarios using the snapshot as of September 30, 2016, as required by regulation.  The table below shows the results of the scenarios as of September 30, 2016:

Net Sensitive Earnings at Risk as of September 30, 2016

Net Sensitive Earnings at Risk
Balances as of September 30, 2016	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-4.5%	0.5%	-0.9%	-2.2%	-2.8%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at September 30, 2016, shows that in an increasing +200, +300, and +400 interest rate environment, more liabilities (primarily due to the overnight federal funds purchased) than assets will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s business and deposits are very predictably cyclical on a weekly, monthly and yearly basis.  The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received. Fiscal fourth quarter 2016 results do not necessarily show the typical effect of day of week cyclicality due to the temporary repositioning of the balance sheet, as previously noted. Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable weekly, monthly and yearly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors and others would view as the Company’s true IRR positioning.  Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and anticipated an outcome where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.

For management to better understand the IRR position of the Bank, an alternative IRR run was completed which all September 30, 2016, values were utilized with the exception of overnight borrowings, non-interest bearing deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential issues documented above, quarterly average balances were utilized for overnight borrowings, non-interest-bearing deposits, and cash due from banks. Non-earning assets and non-paying liabilities were used to balance the balance sheet. Management feels this view on IRR, while still subject to some yearly cyclicality, more accurately portrays the Banks IRR position.  As noted in the below chart, the alternative EAR results are more normalized and slightly improved in increasing rate scenarios as timing issues in deposits and overnight borrowings are diminished.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-4.6%	0.9%	-0.2%	-1.2%	-1.4%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The alternative EAR analysis reported at September 30, 2016 shows that in an increasing +200, +300, and +400 interest rate environment, more liabilities than assets will reprice over the modeled one-year period.
The alternative IRR results were somewhat lower in rising interest rate environments compared to the fiscal 2016 third quarter as a portion of the tax related deposits continued to decay and normalize, as expected, which resulted in somewhat higher average borrowings and a decreased average non-interest bearing deposit base in fiscal 2016 fourth quarter. The Company anticipates solid EAR results in a rising rate environment due to continued year-over-year non-interest bearing deposit growth, a significantly growing AFS/IBEX loan portfolio, and the sustained execution on its strategic plan.

Net Sensitive Earnings at Risk as of September 30, 2016

Balances as of September 30, 2016		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	927,554	27.4%	47,557	50,296	53,055	55,748	58,450	61,204
Total Investments (non-TEY) and other Earning Assets	2,456,581	72.6%	41,796	48,982	58,845	66,987	75,145	84,021
Total Interest -Sensitive Income	3,384,135	100.0%	89,353	99,278	111,900	122,735	133,595	145,225
Total Interest-Bearing Deposits	262,560	19.3%	523	791	2,016	3,241	4,467	5,693
Total Borrowings	1,099,000	80.7%	594	6,066	16,973	27,879	38,785	49,691
Total Interest-Sensitive Expense	1,361,560	100.0%	1,117	6,857	18,989	31,120	43,252	55,384

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	927,032	32.4%	47,557	50,296	53,055	55,748	58,450	61,204
Total Investments (non-TEY) and other Earning Assets	1,937,062	67.6%	41,239	45,715	50,382	53,332	56,300	59,988
Total Interest -Sensitive Income	2,864,094	100.0%	88,796	96,011	103,437	109,080	114,750	121,192
Total Interest-Bearing Deposits	264,835	32.5%	522	789	2,022	3,254	4,486	5,719
Total Borrowings	549,272	67.5%	600	3,313	8,700	14,087	19,474	24,861
Total Interest-Sensitive Expense	814,107	100.0%	1,122	4,102	10,722	17,341	23,960	30,580

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

The Company is within Board policy limits for all scenarios. The table below shows the results of the scenario as of September 30, 2016:

Economic Value Sensitivity as of September 30, 2016

Balances as of September 30, 2016	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	1.6%	-3.7%	-8.3%	-13.1%	-17.2%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at September 30, 2016, shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	2.1%	-4.2%	-9.4%	-14.7%	-19.3%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities. These results are marginally lower than the static snapshot as the effects of the temporary balance sheet repositioning noted above are diminished.

Detailed Economic Value Sensitivity as of September 30, 2016

The following table details the economic value sensitivity to changes in market interest rates at September 30, 2016, for loans, investments, deposits, borrowings and other assets and liabilities (dollars in thousands).  The analysis reflects that in a -100 interest rate scenario, total assets are less sensitive than total liabilities and in the +200, +300, and +400 interest rate scenarios, total assets are more sensitive than total liabilities. This sensitivity is offset by the non-interest bearing deposits.

Balances as of September 30, 2016		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	927,554	23%	1.6%	-1.9%	-4.0%	-6.0%	-7.9%
Total Investment	2,456,581	61%	4.6%	-4.6%	-9.1%	-13.3%	-17.1%
Other Assets	611,563	15%	—%	—%	—%	—%	—%
Assets	3,995,698	100%	3.5%	-3.5%	-7.0%	-10.2%	-13.2%
Interest Bearing Deposits	262,560	7%	2.4%	-1.6%	-3.0%	-4.3%	-5.6%
Non-Interest Bearing Deposits	2,172,663	60%	6.4%	-5.9%	-11.2%	-16.1%	-20.6%
Total Borrowings & Other Liabilities	1,156,901	32%	—%	—%	—%	-0.1%	-0.1%
Liabilities	3,592,124	100%	3.9%	-3.5%	-6.7%	-9.6%	-12.3%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in all rising interest rate scenarios, total assets are more sensitive than total liabilities.

Alternative IRR Results		% of	Change in Economic Value for a given change in interest rates
Economic Value Sensitivity	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	927,032	23%	1.6%	-1.9%	-4.0%	-6.1%	-7.9%
Total Investment	1,937,062	48%	5.8%	-5.8%	-11.3%	-16.5%	-21.2%
Other Assets	1,131,604	28%	—%	—%	—%	—%	—%
Assets	3,995,698	100%	3.5%	-3.5%	-7.0%	-10.2%	-13.2%
Interest Bearing Deposits	264,835	7%	2.5%	-1.6%	-3.1%	-4.4%	-5.7%
Non-Interest Bearing Deposits	2,226,772	60%	6.5%	-5.9%	-11.3%	-16.2%	-20.8%
Total Borrowings & Other Liabilities	1,239,360	33%	—%	—%	—%	-0.1%	-0.1%
Liabilities	3,730,967	100%	3.7%	-3.4%	-6.5%	-9.3%	-11.9%

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
Asset Quality

It is management’s belief, based on information available at the end of fiscal 2016, that the Company’s current asset quality is satisfactory.  At September 30, 2016, non-performing assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, foreclosed real estate and repossessed consumer property totaled $1.2 million, or 0.03% of total assets, compared to $7.8 million, or 0.31% of total assets, at September 30, 2015.  The noted change in NPAs is primarily due to the charge-off of a large agricultural relationship in 2016. The majority of the past due receivables related to AFS/IBEX is due to the notification requirements and processing time by most insurance carriers while the insurer is processing the return of the unearned premium. Management will continue to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay off the outstanding balance and the contractual interest due.

Non-accruing loans at September 30, 2016, totaled approximately $83,000. The Company had a repossessed asset of approximately $76,000 at September 30, 2016.

The Company maintains an allowance for loan losses because it is probable that some loans may not be repaid in full.  At September 30, 2016, the Company had an allowance for loan losses of $5.6 million as compared to $6.2 million at September 30, 2015. This decrease was mainly due to a fiscal 2016 third quarter partial charge-off of a large, non-performing agricultural relationship, which has no remaining outstanding loan balance. Management’s periodic review of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.  While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on both subjective and objective factors related to the overall loan portfolio and is available for any loan charge-offs that may occur.  As stated previously, there can be no assurance future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Bank is subject to review by the OCC, which has the authority to require management to make changes to the allowance for loan losses, and the Company is subject to similar review by the Federal Reserve.

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

At September 30, 2016, $10,000 of the allowance for loan losses was allocated to impaired loans, representing 1.7% of the related loan balances.  See Note 3 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  $0.9 million of the allowance was allocated to other identified problem loan situations, representing 1.9% of the related loan balances, and $4.7 million, representing 0.5% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and qualitative factors.  At September 30, 2015, $3.5 million of the allowance for loan losses was allocated to impaired loans, representing 52.8% of the related loan balances.  $0.2 million was allocated to other identified problem loan situations, and $3.0 million was allocated against losses from the overall loan portfolio based on historical loss experience and qualitative factors.

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

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses.  Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms.  The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree or risk associated with these loans.  The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types.  At September 30, 2016, potential problem loans totaled $8.9 million, compared to $5.8 million at September 30, 2015.  The $3.1 million increase in potential problem loans since September 30, 2015, was primarily due to a net increase in the agricultural operating category, due to the downgrading of several loans during fiscal 2016.

Liquidity and Capital Resources

On August 15, 2016, the Company announced that it had completed the public offering of $75 million of its 5.75% fixed-to-floating rate subordinated debentures due August 15, 2026. Use of proceeds from the offering are for general purposes, acquisitions and investments in MetaBank as Tier 1 capital to support growth

The Company’s primary sources of funds are deposits, derived principally through its MPS division, and to a lesser extent through its Retail Bank division, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition.

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

The primary investing activities of the Company are the origination of loans, acquisition of new companies and purchase of securities.  During the years ended September 30, 2016, 2015 and 2014, the Company originated loans totaling $968.4 million, $672.8 million and $472.4 million, respectively.  Purchases of loans totaled $0, $74.1 million and $0.3 million during the years ended September 30, 2016, 2015 and 2014, respectively.  During the years ended September 30, 2016, 2015 and 2014, the Company purchased mortgage-backed securities and other securities in the amount of $902.9 million, $894.3 million and $506.5 million, respectively.  Of these purchases in 2016, 2015 and 2014, $298.9 million, $75.8 million and $15.1 million, respectively, were securities designated as held to maturity.

At September 30, 2016, the Company had unfunded loan commitments of $182.9 million.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Certificates of deposit scheduled to mature in one year or less from September 30, 2016 totaled $107.1 million.  Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits.  Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2016 (dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Time deposits	$125,992	$107,116	$13,640	$5,203	$33
Long-term debt	92,460	—	6,938	2,000	83,522
Short-term debt	1,095,118	1,095,118	—	—	—
Operating leases	29,815	2,175	4,195	4,049	19,396
Data processing services	25,576	2,839	10,297	9,105	3,335
Total	$1,368,961	$1,207,248	$35,070	$20,357	$106,286

During July 2001, the Company’s unconsolidated trust subsidiary, First Midwest Financial Capital Trust I, sold $10.3 million in floating-rate cumulative preferred securities. Proceeds from the sale were used to purchase trust preferred securities of the Company, which mature in 2031, and are redeemable at any time after five years. The capital securities are required to be redeemed on July 25, 2031; however, the Company has the option to redeem them earlier. The Company used the proceeds for general corporate purposes.  See Note 9 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2016.  See Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Management and the Board of Directors are also mindful of new capital rules that will increase bank and holding company capital requirements and liquidity requirements.  No assurance can be given that our regulators will consider our liquidity level, or our capital level, though substantially in excess of current rules pursuant to which we are considered “well-capitalized,” to be sufficiently high in the future.

Off-Balance Sheet Financing Arrangements

For discussion of the Company’s off-balance sheet financing arrangements, see Note 14 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Depending on the extent to which the commitments or contingencies described in Note 14 occur, the effect on the Company’s capital and net income could be significant.

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

We have audited the accompanying consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meta Financial Group, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
December 14, 2016

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	September 30, 2016	September 30, 2015
Cash and cash equivalents	$773,830	$27,658
Investment securities available-for-sale	910,309	679,504
Mortgage-backed securities available-for-sale	558,940	576,583
Investment securities held to maturity	486,095	279,167
Mortgage-backed securities held to maturity	133,758	66,577
Loans receivable - net of allowance for loan losses of $5,635 at September 30, 2016 and $6,255 at September 30, 2015	919,470	706,255
Federal Home Loan Bank stock, at cost	47,512	24,410
Accrued interest receivable	17,199	13,352
Premises, furniture, and equipment, net	18,626	17,393
Bank-owned life insurance	57,486	45,830
Foreclosed real estate and repossessed assets	76	—
Goodwill	36,928	36,928
Intangible assets	28,921	33,577
Prepaid assets	9,443	9,360
Deferred taxes	—	6,997
MPS accounts receivable	6,334	5,337
Other assets	1,492	777

Total assets	$4,006,419	$2,529,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,167,522	$1,449,101
Interest-bearing checking	38,077	33,320
Savings deposits	50,742	41,720
Money market deposits	47,749	42,222
Time certificates of deposit	125,992	91,171
Total deposits	2,430,082	1,657,534
Short-term debt	1,095,118	544,007
Long-term debt	92,460	19,453
Accrued interest payable	875	272
Contingent liability	—	331
Deferred taxes	4,600	—
Accrued expenses and other liabilities	48,309	36,773
Total liabilities	3,671,444	2,258,370

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2016 and 2015, respectively	—	—
Common stock, $.01 par value; 15,000,000 shares authorized, 8,523,641 and 8,183,272 shares issued, 8,523,641 and 8,163,022 shares outstanding at September 30, 2016 and 2015, respectively	85	82
Additional paid-in capital	184,780	170,749
Retained earnings	127,190	98,359
Accumulated other comprehensive income	22,920	2,455
Treasury stock, no common shares, at cost, at September 30, 2016 and 20,250 common shares at September 30, 2015	—	(310)
Total stockholders’ equity	334,975	271,335

Total liabilities and stockholders’ equity	$4,006,419	$2,529,705

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	For the Years Ended September 30,
	2016	2015	2014
Interest and dividend income:
Loans receivable, including fees	$36,187	$29,565	$19,674
Mortgage-backed securities	15,771	13,979	15,343
Other investments	29,438	18,063	13,643
	81,396	61,607	48,660
Interest expense:
Deposits	614	726	965
FHLB advances and other borrowings	3,477	1,661	1,433
	4,091	2,387	2,398
Net interest income	77,305	59,220	46,262
Provision for loan losses	4,605	1,465	1,150
Net interest income after provision for loan losses	72,700	57,755	45,112
Non-interest income:
Tax product fees	23,347	—	—
Card fees	70,533	54,542	48,738
Bank-owned life insurance income	4,949	2,030	1,139
Loan fees	1,656	2,348	981
Deposit fees	603	593	616
Gain (loss) on sale of securities available-for-sale, net (Includes ($326), ($1,634), and $107 reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the fiscal years ended September 30, 2016, 2015 and 2014, respectively)	(326)	(1,634)	107
Gain (loss) on foreclosed real estate	—	28	(93)
Other income	8	267	250
Total non-interest income	100,770	58,174	51,738

Non-interest expense:
Compensation and benefits	61,675	46,493	38,155
Tax product expense	8,648	—	—
Card processing expense	22,263	16,508	15,487
Occupancy and equipment expense	13,999	11,399	8,979
Legal and consulting expense	4,824	4,978	4,145
Data processing expense	1,972	1,347	1,316
Marketing expense	1,334	1,537	1,034
Amortization expense	4,828	1,349	77
Other expense	15,105	12,895	9,038
Total non-interest expense	134,648	96,506	78,231

Income before income tax expense	38,822	19,423	18,619
Income tax expense (Includes ($118), ($597), and $39 income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the fiscal years ended September 30, 2016, 2015 and 2014, respectively)	5,602	1,368	2,906

Net income	$33,220	$18,055	$15,713

Earnings per common share:
Basic	$3.95	$2.68	$2.57
Diluted	$3.92	$2.66	$2.53

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	For Years Ended September 30,
	2016	2015	2014
Net income	$33,220	$18,055	$15,713

Other comprehensive income:
Change in net unrealized gain on securities	31,965	7,723	26,790
Losses (gains) realized in net income	326	1,634	(107)
	32,291	9,357	26,683
Deferred income tax effect	11,826	3,493	9,807
Total other comprehensive income	20,465	5,864	16,876
Total comprehensive income	$53,685	$23,919	$32,589

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2014, 2015 and 2016
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2013	$61	$92,963	$71,268	$(20,285)	$(1,023)	$142,984

Cash dividends declared on common stock ($0.52 per share)	—	—	(3,184)	—	—	(3,184)

Issuance of common shares from the sales of equity securities	1	(52)	—	—	—	(51)

Issuance of common shares due to issuance of stock options and restricted stock	—	2,080	—	—	296	2,376

Stock compensation	—	88	—	—	—	88

Net change in unrealized gains (losses) on securities, net of income taxes	—	—	—	16,876	—	16,876

Net income	—	—	15,713	—	—	15,713

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Cash dividends declared on common stock ($0.52 per share)	—	—	(3,493)	—	—	(3,493)

Issuance of common shares from the sales of equity securities	14	50,737	—	—	417	51,168

Issuance of common shares due to issuance of stock options and restricted stock	—	378	—	—	—	378

Issuance of common shares due to acquisition	6	24,297	—	—	—	24,303

Stock compensation	—	258	—	—	—	258

Net change in unrealized gains (losses) on securities, net of income taxes	—	—	—	5,864	—	5,864

Net income	—	—	18,055	—	—	18,055

Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Cash dividends declared on common stock ($0.52 per share)	—	—	(4,389)	—	—	(4,389)

Issuance of common shares from the sales of equity securities	2	11,498	—	—	—	11,500

Issuance of common shares due to issuance of stock options and restricted stock	1	2,046	—	—	310	2,357

Stock compensation	—	487	—	—	—	487

Net change in unrealized gains (losses) on securities, net of income taxes	—	—	—	20,465	—	20,465

Net income	—	—	33,220	—	—	33,220

Balance, September 30, 2016	$85	$184,780	$127,190	$22,920	$—	$334,975

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$33,220	$18,055	$15,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	35,617	28,882	18,147
Provision (recovery) for loan losses	4,605	1,465	1,150
Provision (recovery) for deferred taxes	(230)	(3,896)	(1,755)
(Gain) loss on other assets	104	6	(43)
(Gain) loss on foreclosed real estate	—	(28)	93
(Gain) loss on sale of securities available-for-sale, net	326	1,634	(107)
Capital lease obligations interest expense	125	131	—
Net change in accrued interest receivable	(3,847)	(2,130)	(2,640)
Change in bank-owned life insurance value	(1,656)	(1,225)	(1,639)
Net change in other assets	(1,968)	(672)	(807)
Net change in accrued interest payable	603	(46)	27
Net change in accrued expenses and other liabilities	11,112	6,780	(2,326)
Net cash provided by operating activities	78,011	48,956	25,813

Cash flows from investing activities:
Purchase of securities available-for-sale	(603,995)	(810,624)	(491,416)
Proceeds from sales of securities available-for-sale	285,508	566,371	166,804
Proceeds from maturities and principal repayments of securities available-for-sale	116,333	124,558	81,754
Purchase of securities held to maturity	(298,869)	(72,759)	(15,117)
Proceeds from maturities and principal repayments of securities held to maturity	20,465	9,879	16,802
Purchase of bank-owned life insurance	(10,000)	(10,000)	(500)
Proceeds from bank-owned life insurance death benefit	—	864	—
Loans purchased	—	—	(343)
Loans sold	(89)	(5,462)	(11,747)
Net change in loans receivable	(217,807)	(135,187)	(101,639)
Proceeds from sales of foreclosed real estate	—	86	8
Cash paid for acquisitions	—	(125,314)	—
Cash received upon acquisitions	—	9,768	—
Federal Home Loan Bank stock purchases	(860,902)	(544,324)	(445,971)
Federal Home Loan Bank stock redemptions	837,800	541,160	434,720
Proceeds from the sale of premises and equipment	55	2,100	1,178
Purchase of premises and equipment	(6,979)	(5,031)	(2,329)
Net cash used in investing activities	(738,480)	(453,915)	(367,796)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	737,727	334,375	48,304
Net change in time deposits	34,821	(43,382)	2,954
Proceeds from FHLB	100,000	—	—
Net change in federal funds	452,000	70,000	280,000
Net change in securities sold under agreements to repurchase	(969)	(6,404)	1,265
Proceeds from long term debt	75,000	—	—
Payment of debt issuance costs	(1,767)	—	—
Principal payments on capital lease obligations	(126)	(116)	—
Cash dividends paid	(4,389)	(3,493)	(3,184)
Stock compensation	487	258	88
Proceeds from issuance of common stock	13,857	51,547	2,325
Net cash provided by financing activities	1,406,641	402,785	331,752

Net change in cash and cash equivalents	746,172	(2,174)	(10,231)

Cash and cash equivalents at beginning of year	27,658	29,832	40,063
Cash and cash equivalents at end of year	$773,830	$27,658	$29,832

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Con't.)
(Dollars in Thousands)

	For the Years Ended September 30,
	2016	2015	2014
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$3,488	$2,433	$2,371
Income taxes	5,898	5,277	4,451
Franchise taxes	98	98	109
Other taxes	79	48	—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisition	$—	$(24,303)	$—
Capital lease obligation	$—	$(2,259)	$—
Securities transferred from available-for-sale to held to maturity	$—	$310	$—
Purchase of available-for-sale securities accrued, not paid	$—	$(7,877)	$—
Purchase of held-to-maturity securities accrued, not paid	$—	$(3,000)	$—
Loans transferred to foreclosed real estate	$76	$54	$—

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

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION

The primary source of income relates to payment processing services for prepaid debit cards, ATM sponsorship, tax refund transfer and other money transfer systems and services.  Additionally, a significant source of income for the Company is interest from the purchase or origination of consumer, commercial, agricultural, commercial real estate, residential real estate, and premium finance loans.  The Company accepts deposits from customers in the normal course of business primarily in northwest and central Iowa, and eastern South Dakota and on a national basis for the MPS division.  The Company operates in the banking industry, which accounts for the majority of its revenues and assets.  The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the management approach model, the Company has determined that its business is comprised of three reporting segments.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain significant estimates include the allowance for loan losses, the valuation of goodwill and intangible assets and the fair values of securities and other financial instruments.  These estimates are reviewed by management regularly; however, they are particularly susceptible to significant changes in the future.

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  The total of those reserve balances was $0 and $4.1 million at September 30, 2016, and 2015, respectively.  The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and other private institutions.  At September 30, 2016, the Company had no interest-bearing deposits held at the FHLB and $512.9 million in interest-bearing deposits held at the FRB.  At September 30, 2016, the Company had no federal funds sold.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

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

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security.  In fiscal 2016, 2015 and 2014, there was no other-than-temporary impairment recorded.

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

Generally, when a loan becomes delinquent 90 days or more for Retail Bank or 210 days or more for Premium Finance or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income.  The loan will remain on a non-accrual status until six months of good payment history.

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS

The Company, from time to time, sells loan participations, generally without recourse.  Sold loans are not included in the consolidated financial statements.  The Bank generally retains the right to service the sold loans for a fee.  At September 30, 2016 and 2015, the Bank was servicing loans for others with aggregate unpaid principal balances of $19.4 million and $22.2 million, respectively.

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

The general reserve covers loans not considered impaired and is comprised of both quantitative and qualitative analysis.  A separate general reserve analysis is performed for individual classified non-impaired loans and for non-classified smaller-balance homogeneous loans.  The three main assumptions for the quantitative components for 2016 and 2015 are historical loss rates, the look back period (“LBP”) and the loss emergence period (“LEP”).

•
The historical loss experience is determined by portfolio segment and is based on the actual loss history of the Company over the past seven years.  For the individual classified loans, historic charge-off rates for the Company’s classified loan population are utilized.

•
In prior periods, management utilized a five-year historical loss experience methodology. A seven-year LBP is appropriate as it captures the Company’s ability to workout troubled loans or relationships while continuing to factor in the loss experience resulting from varying economic cycles and other factors.

•
The weighted average LEP is an estimate of the average amount of time from the point the Company identifies a credit event of the borrower to the point the loss is confirmed by the Company weighted by the dollar value of the write off.  The LEP is only applied to the non-classified loan general reserve.

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

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1)the assets have been legally isolated from the Company, (2)the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3)the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

BANK-OWNED LIFE INSURANCE

Bank-owned life insurance represents the cash surrender value of investments in life insurance contracts.  Earnings on the contracts are based on the earnings on the cash surrender value, less mortality costs.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated statements of financial condition as a reduction of stockholders’ equity.  Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.  The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.  At September 30, 2016 and 2015, all shares in the ESOP were allocated.

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

STOCK COMPENSATION

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The exercise price of options or fair value of nonvested shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date.  The Company utilizes projections for forfeitures on its stock-based compensation.

RECLASSIFICATION OF PRIOR PERIOD BALANCES

The Company reclassified borrowings during the fourth quarter of fiscal year 2016 into Short-term debt and Long-term debt. Short-term debt are classified as borrowings being due in one year or less, while Long-term debt are borrowings that have a maturity date of greater than one year. All prior year amounts have also been reclassified to conform to the new presentation.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU requires organizations to replace the incurred loss impairment methodology with a methodology reflecting expected credit losses with considerations for a broader range of reasonable and supportable information to substantiate credit loss estimates. This ASU is effective for annual reporting periods beginning after December 15, 2019, and the Company is currently undertaking a data analysis and ensuring our systems are capturing data applicable to the standard.

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

ASU No. 2016-02, Leases (Topic 842): Amendments to the Leases Analysis

This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet, along with disclosing key information about leasing arrangements. This update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and the Company is currently taking inventory of all leases and analyzing what their treatment will be under the new guidance.

ASU No 2015-16 – Business Combinations (Topic 805):  Simplifying the Accounting for Measurement-Period Adjustments

This ASU provides guidance regarding recognizing adjustments to provisional goodwill identified during the measurement period in the reporting period in which the adjustment is determined.  Income statement effects, if any, will also need to be recorded in the period in which the adjustment is determined, as if the accounting had been completed at the acquisition date.  This update is in effect for annual and interim periods beginning after December 15, 2015, and the Company has adopted the standard and it had an immaterial impact.

ASU No. 2014-9, Revenue Recognition – Revenue from Contracts with Customers (Topic 606)

This ASU provides guidance on when to recognize revenue from contracts with customers.  The objective of this ASU is to eliminate diversity in practice related to this topic and to develop guidance that would streamline and enhance revenue recognition requirements.  The ASU defines five steps to recognize revenue, including identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation.  This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company is currently assessing our different prepaid card programs and income streams to ascertain how breakage will be recognized under the standard.

ASU No. 2015-01, Income Statement, Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

This ASU eliminates the concept of extraordinary items from U.S. GAAP.  The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence.  This update is in effect for annual and interim periods beginning after December 15, 2015, and has had an immaterial impact on the Company’s consolidated financial statements.

ASU No. 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis

This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities.  This update is in effect for annual and interim periods beginning after December 15, 2015, and has had an immaterial impact to the Company's consolidated financial statements.

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
ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2016, and the Company is currently assessing the potential impact to the consolidated financial statements.
ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This ASU provides guidance to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). This update is effective for annual and interim periods in fiscal years beginning after December 15, 2016, and the Company is currently assessing the potential impact to the consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU addresses eight classification issues related to the statement of cash flows including; debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and the Company is currently assessing the potential impact to the consolidated financial statements.

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

The Company recognized goodwill of $11.6 million, which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired.  Goodwill resulted from expected operational synergies, an enhanced market area, and expanded product lines and is expected to be deductible for tax purposes.  The intangible assets consist primarily of customer relationships that will be amortized over 30 years and will be deductible for tax purposes. See Note 20 to the Consolidated Financial Statements for further information on goodwill.

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

The Company recognized goodwill of $25.4 million, which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired.  Goodwill resulted from expected operational synergies, an enhanced market area, and expanded product lines and is expected to be deductible for tax purposes.  The intangible assets consist primarily of customer relationships that will be amortized over between 12 and 20 years and the Refund Advantage trademark, which will be amortized over 15 years and will be deductible for tax purposes. See Note 20 to the Consolidated Financial Statements for further information on goodwill.

We incurred transaction costs of approximately $0.9 million in connection with the acquisition, which are included in legal and consulting and other expenses on our consolidated statement of operations for the year ended September 30, 2015.

NOTE 3.  LOANS RECEIVABLE, NET

 Year-end loans receivable were as follows:

	September 30, 2016	September 30, 2015
	(Dollars in Thousands)
1-4 Family Real Estate	$162,298	$125,021
Commercial and Multi-Family Real Estate	422,932	310,199
Agricultural Real Estate	63,612	64,316
Consumer	37,094	33,527
Commercial Operating	31,271	29,893
Agricultural Operating	37,083	43,626
Premium Finance	171,604	106,505
Total Loans Receivable	925,894	713,087

Less:
Allowance for Loan Losses	(5,635)	(6,255)
Net Deferred Loan Origination Fees	(789)	(577)
Total Loans Receivable, Net	$919,470	$706,255

Annual activity in the allowance for loan losses was as follows:

Year ended September 30,	2016	2015	2014
	(Dollars in Thousands)
Beginning balance	$6,255	$5,397	$3,930
Provision for loan losses	4,605	1,465	1,150
Recoveries	147	123	367
Charge offs	(5,372)	(730)	(50)
Ending balance	$5,635	$6,255	$5,397

Allowance for Loan Losses and Recorded Investment in loans at September 30, 2016 and 2015 are as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Year Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255
Provision (recovery) for loan losses	408	1,369	(21)	748	338	1,045	914	(196)	4,605
Charge offs	(32)	(385)	—	(728)	(249)	(3,252)	(726)	—	(5,372)
Recoveries	—	27	—	11	—	2	107	—	147
Ending balance	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635

Ending balance: individually evaluated for impairment	10	—	—	—	—	—	—	—	10
Ending balance: collectively evaluated for impairment	644	2,198	142	51	117	1,332	588	553	5,625
Total	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635

Loans:
Ending balance: individually evaluated for impairment	162	433	—	—	—	—	—	—	595
Ending balance: collectively evaluated for impairment	162,136	422,499	63,612	37,094	31,271	37,083	171,604	—	925,299
Total	$162,298	$422,932	$63,612	$37,094	$31,271	$37,083	$171,604	$—	$925,894

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Year Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$552	$1,575	$263	$78	$93	$719	$—	$2,117	$5,397
Provision (recovery) for loan losses	(229)	(180)	(100)	(58)	(68)	3,004	464	(1,368)	1,465
Charge offs	(45)	(214)	—	—	—	(186)	(285)	—	(730)
Recoveries	—	6	—	—	3	—	114	—	123
Ending balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255

Ending balance: individually evaluated for impairment	—	241	—	—	—	3,252	—	—	3,493
Ending balance: collectively evaluated for impairment	278	946	163	20	28	285	293	749	2,762
Total	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255

Loans:
Ending balance: individually evaluated for impairment	121	1,350	—	—	11	5,132	—	—	6,614
Ending balance: collectively evaluated for impairment	124,900	308,849	64,316	33,527	29,882	38,494	106,505	—	706,473
Total	$125,021	$310,199	$64,316	$33,527	$29,893	$43,626	$106,505	$—	$713,087

The asset classification of loans at September 30, 2016, and 2015, are as follows:

September 30, 2016	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$161,255	$421,577	$34,421	$37,094	$30,574	$19,669	$171,604	$876,194
Watch	200	72	2,934	—	184	4,625	—	8,015
Special Mention	666	962	25,675	—	—	5,407	—	32,710
Substandard	177	321	582	—	513	7,382	—	8,975
Doubtful	—	—	—	—	—	—	—	—
	$162,298	$422,932	$63,612	$37,094	$31,271	$37,083	$171,604	$925,894

September 30, 2015	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$124,775	$307,876	$35,106	$33,527	$29,052	$29,336	$106,505	$666,177
Watch	212	1,419	26,703	—	712	1,079	—	30,125
Special Mention	10	—	877	—	—	4,014	—	4,901
Substandard	24	904	1,630	—	129	9,197	—	11,884
Doubtful	—	—	—	—	—	—	—	—
	$125,021	$310,199	$64,316	$33,527	$29,893	$43,626	$106,505	$713,087

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

Past due loans at September 30, 2016 and 2015 are as follows:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$—	$30	$—	$30	$162,185	$83	$162,298
Commercial and Multi-Family Real Estate	—	—	—	—	422,932	—	422,932
Agricultural Real Estate	—	—	—	—	63,612	—	63,612
Consumer	—	—	53	53	37,041	—	37,094
Commercial Operating	151	354	—	505	30,766	—	31,271
Agricultural Operating	—	—	—	—	37,083	—	37,083
Premium Finance	1,398	275	965	2,638	168,966	—	171,604
Total	$1,549	$659	$1,018	$3,226	$922,585	$83	$925,894

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$142	$—	$—	$142	$124,855	$24	$125,021
Commercial and Multi-Family Real Estate	—	—	—	—	309,295	904	310,199
Agricultural Real Estate	—	—	—	—	64,316	—	64,316
Consumer	152	—	13	165	33,362	—	33,527
Commercial Operating	—	—	—	—	29,893	—	29,893
Agricultural Operating	—	—	—	—	38,494	5,132	43,626
Premium Finance	702	362	1,728	2,792	103,713	—	106,505
Total	$996	$362	$1,741	$3,099	$703,928	$6,060	$713,087

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for Premium Finance loans and 90 days or more for other loan categories.  As of September 30, 2016, there were no Premium Finance loans greater than 210 days past due.

Impaired loans at September 30, 2016 and 2015 are as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2016	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$84	$84	$—
Commercial and Multi-Family Real Estate	433	433	—
Total	$517	$517	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$78	$78	$10
Total	$78	$78	$10

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2015	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$121	$121	$—
Commercial and Multi-Family Real Estate	446	446	—
Commercial Operating	11	11	—
Total	$578	$578	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$—	$—	$—
Commercial and Multi-Family Real Estate	904	904	241
Agricultural Operating	5,132	5,282	3,252
Total	$6,036	$6,186	$3,493

Cash interest collected on impaired loans was not material during the years ended September 30, 2016 and 2015.

The following table provides the average recorded investment in impaired loans for the years ended September 30, 2016 and 2015.

	Year Ended September 30,
	2016	2015
	Average Recorded Investment	Average Recorded Investment
1-4 Family Real Estate	$144	$238
Commercial and Multi-Family Real Estate	1,117	2,114
Commercial Operating	6	17
Agricultural Operating	2,919	3,559
Total	$4,186	$5,928

For fiscal 2016 and 2015, the Company’s TDRs (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table above.

No TDRs were recorded during fiscal 2016 or 2015.  Also, no TDRs which had been modified during the 12-month period prior to default had a payment default during fiscal 2016 or 2015.

Virtually all of the Company’s originated loans are to Iowa- and South Dakota-based individuals and organizations.  The Company’s purchased loans totaled $6.4 million at September 30, 2016, which were secured by properties located, as a percentage of total loans, as follows: less than 1% combined in Oregon, North Dakota, North Carolina, and Connecticut.

The Company originates and purchases commercial real estate loans.  These loans are considered by management to be of somewhat greater risk of not being collected due to the dependency on income production.  The Company’s commercial real estate loans include $65.4 million of loans secured by hotel properties and $112.6 million of multi-family properties at September 30, 2016.  The Company’s commercial real estate loans include $51.1 million of loans secured by hotel properties and $99.6 million of multi-family properties at September 30, 2015.  The remainder of the commercial real estate portfolio is diversified by industry.  The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Non-accruing loans were $83,000 and $6.1 million at September 30, 2016 and 2015, respectively.  There were $1.0 million and $1.7 million accruing loans delinquent 90 days or more at September 30, 2016 and 2015, respectively.  For the year ended September 30, 2016, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $2,000, of which none was included in interest income.

NOTE 4.  LOAN SERVICING

Loans serviced for others are not reported as assets.  The unpaid principal balances of these loans at year-end were as follows:

September 30,	2016	2015	2014
	(Dollars in Thousands)
Mortgage loan portfolios serviced for Fannie Mae	$3,980	$5,055	$5,948
Other	15,452	17,156	16,576
	$19,432	$22,211	$22,524

NOTE 5.  EARNINGS PER COMMON SHARE

Basic EPS is based on the net income divided by the weighted-average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of September 30, 2016, and September 30, 2015.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of the net income and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2016, 2015 and 2014 is presented below.

	2016	2015	2014
	(Dollars in Thousands, Except Share and Per Share Data)
Earnings
Net income	$33,220	$18,055	$15,713

Basic EPS
Weighted average common shares outstanding	8,443,956	6,730,086	6,117,577
Less weighted average nonvested shares	(29,125)	(4,237)	(4,301)
Weighted average common shares outstanding	8,414,831	6,725,849	6,113,276

Earnings Per Common Share
Basic	$3.95	$2.68	$2.57

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	8,414,831	6,725,849	6,113,276
Add dilutive effect of assumed exercises of stock options, net of tax benefits	66,590	68,951	85,133
Weighted average common and dilutive potential common shares outstanding	8,481,421	6,794,800	6,198,409

Earnings Per Common Share
Diluted	$3.92	$2.66	$2.53

All stock options were considered in computing diluted EPS for the year ended September 30, 2016. Stock options totaling 28,891 and 29,984 were not considered in computing diluted earnings per common share for the years ended September 30, 2015 and 2014, respectively, because they were anti-dilutive.

NOTE 6.  SECURITIES

Securities available for sale were as follows:

Available For Sale		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2016	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$14,935	$—	$(1,957)	$12,978
Small business administration securities	78,431	2,288	—	80,719
Non-bank qualified obligations of states and political subdivisions	668,628	30,141	(97)	698,672
Asset-backed securities	117,487	73	(745)	116,815
Mortgage-backed securities	555,036	4,382	(478)	558,940
Total debt securities	1,434,517	36,884	(3,277)	1,468,124
Common equities and mutual funds	755	373	(3)	1,125
Total available for sale securities	$1,435,272	$37,257	$(3,280)	$1,469,249

	AMORTIZED	GROSS UNREALIZED	GROSS UNREALIZED	FAIR
At September 30, 2015	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$16,199	$8	$(2,263)	$13,944
Small business administration securities	54,493	1,563	—	56,056
Non-bank qualified obligations of states and political subdivisions	603,165	7,240	(1,815)	608,590
Mortgage-backed securities	580,165	1,283	(4,865)	576,583
Total debt securities	1,254,022	10,094	(8,943)	1,255,173
Common equities and mutual funds	639	283	(8)	914
Total available for sale securities	$1,254,661	$10,377	$(8,951)	$1,256,087

Securities held to maturity were as follows:

Held to Maturity		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2016	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,626	$355	$(44)	$20,937
Non-bank qualified obligations of states and political subdivisions	465,469	11,744	(11)	477,202
Mortgage-backed securities	133,758	708	(31)	134,435
Total held to maturity securities	$619,853	$12,807	$(86)	$632,574

	AMORTIZED	GROSS UNREALIZED	GROSS UNREALIZED	FAIR
At September 30, 2015	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,540	$60	$(187)	$19,413
Non-bank qualified obligations of states and political subdivisions	259,627	2,122	(419)	261,330
Mortgage-backed securities	66,577	—	(473)	66,104
Total held to maturity securities	$345,744	$2,182	$(1,079)	$346,847

Included in securities available for sale are trust preferred securities as follows:

At September 30, 2016
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)
Key Corp. Capital I	$4,987	$4,189	$(798)	BB+	Baa2
Huntington Capital Trust II SE	4,981	4,077	(904)	BB	Baa2
PNC Capital Trust	4,968	4,712	(256)	BBB-	Baa1
Total	$14,936	$12,978	$(1,958)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

At September 30, 2015
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)
Key Corp. Capital I	$4,986	$4,189	$(797)	BB+	Baa2
Huntington Capital Trust II SE	4,979	4,076	(903)	BB	Baa2
PNC Capital Trust	4,965	4,402	(563)	BBB-	Baa1
Total	$14,930	$12,667	$(2,263)

(1)	Trust preferred securities are single-issuance. There are no known deferrals, defaults or excess subordination.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2016, and 2015, are as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$—	$—	$12,978	$(1,957)	$12,978	$(1,957)
Non-bank qualified obligations of states and political subdivisions	8,481	(58)	2,688	(39)	11,169	(97)
Asset-backed securities	89,403	(745)	—	—	89,403	(745)
Mortgage-backed securities	54,065	(230)	36,979	(248)	91,044	(478)
Total debt securities	151,949	(1,033)	52,645	(2,244)	204,594	(3,277)
Common equities and mutual funds	—	—	125	(3)	125	(3)
Total available for sale securities	$151,949	$(1,033)	$52,770	$(2,247)	$204,719	$(3,280)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities
Small Business Administration securities	—	—	12,667	(2,263)	12,667	(2,263)
Non-bank qualified obligations of states and political subdivisions	97,006	(860)	42,583	(955)	139,589	(1,815)
Mortgage-backed securities	448,988	(4,301)	48,079	(564)	497,067	(4,865)
Total debt securities	545,994	(5,161)	103,329	(3,782)	649,323	(8,943)
Common equities and mutual funds	—	—	121	(8)	121	(8)
Total available for sale securities	$545,994	$(5,161)	$103,450	$(3,790)	$649,444	$(8,951)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$2,909	$(13)	$2,256	$(31)	$5,165	$(44)
Non-bank qualified obligations of states and political subdivisions	1,294	(11)	—	—	1,294	(11)
Mortgage-backed securities	20,061	(31)	—	—	20,061	(31)
Total held to maturity securities	$24,264	$(55)	$2,256	$(31)	$26,520	$(86)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$5,528	$(34)	$7,964	$(153)	$13,492	$(187)
Non-bank qualified obligations of states and political subdivisions	78,663	(365)	4,136	(54)	82,799	(419)
Mortgage-backed securities	5,509	(43)	60,595	(430)	66,104	(473)
Total held to maturity securities	$89,700	$(442)	$72,695	$(637)	$162,395	$(1,079)

As of September 30, 2016 and 2015, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at September 30, 2016 and 2015.

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

Available For Sale	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	17,370	17,897
Due after five years through ten years	426,034	446,771
Due after ten years	436,077	444,516
	879,481	909,184
Mortgage-backed securities	555,036	558,940
Common equities and mutual funds	755	1,125
Total available for sale securities	$1,435,272	$1,469,249

	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	1,174	1,207
Due after five years through ten years	370,087	376,394
Due after ten years	302,596	300,989
	673,857	678,590
Mortgage-backed securities	580,165	576,583
Common equities and mutual funds	639	914
Total available for sale securities	$1,254,661	$1,256,087

Held To Maturity	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)

Due in one year or less	$472	$471
Due after one year through five years	12,502	12,696
Due after five years through ten years	157,944	163,806
Due after ten years	315,177	321,166
	486,095	498,139
Mortgage-backed securities	133,758	134,435
Total held to maturity securities	$619,853	$632,574

	AMORTIZED COST	FAIR VALUE
At September 30, 2015	(Dollars in Thousands)

Due in one year or less	$95	$96
Due after one year through five years	8,411	8,430
Due after five years through ten years	140,145	140,505
Due after ten years	130,516	131,712
	279,167	280,743
Mortgage-backed securities	66,577	66,104
Total held to maturity securities	$345,744	$346,847

Activities related to the sale of securities available for sale are summarized below.

	2016	2015	2014
September 30,	(Dollars in Thousands)

Proceeds from sales	$285,508	$566,371	$166,804
Gross gains on sales	1,459	2,753	2,292
Gross losses on sales	1,785	4,387	2,185

NOTE 7.  PREMISES, FURNITURE AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

September 30,	2016	2015
	(Dollars in Thousands)

Land	$1,578	$1,578
Buildings	10,482	10,315
Furniture, fixtures, and equipment	41,756	35,571
Capitalized leases	2,259	2,259
	56,075	49,723
Less: accumulated depreciation and amortization	(37,449)	(32,330)
Net book value	$18,626	$17,393

Depreciation expense of premises, furniture and equipment included in occupancy and equipment expense was approximately $5.4 million, $4.6 million and $3.5 million for the years ended September 30, 2016, 2015 and 2014, respectively. Amortization expense on capitalized leases for the years ended September 30, 2016 and 2015, was $0.2 million and $0.1 million, respectively, and is included in occupancy and equipment expense. For the year ended September 30, 2014, there was no amortization expense on capitalized leases.

NOTE 8.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $250,000 or more were approximately $44.5 million and $38.5 million at September 30, 2016, and 2015, respectively.

At September 30, 2016, the scheduled maturities of time certificates of deposits were as follows for the years ending:

As of September 30,
(Dollars in Thousands)

2017	$107,116
2018	8,967
2019	4,673
2020	3,364
2021	1,839
Thereafter	33
Total Certificates	$125,992

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.

NOTE 9.  SHORT TERM DEBT AND LONG TERM DEBT

Short Term Debt

September 30,	2016	2015

Overnight federal funds purchased	$992,000	$540,000
Short-term FHLB advances	100,000	—
Short-term capital lease	79	—
Repurchase agreements	3,039	4,007
Total	1,095,118	544,007

The Company had $992.0 million of overnight federal funds purchased from the FHLB as of September 30, 2016. The Company had $540.0 million in overnight federal funds purchased from the FHLB at September 30, 2015. At September 30, 2016, the Company’s short-term advances from the FHLB totaled $100 million and carried a fixed rate of 0.46%. The Company had no short-term advances from the FHLB at September 30, 2015.

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

At year-end 2016 and 2015, the Bank pledged securities with fair values of approximately $824.5 million and $625.2 million, respectively, against specific FHLB advances.  In addition, qualifying mortgage loans of approximately $501.0 million, and $369.6 million were pledged as collateral at September 30, 2016, and 2015, respectively.

As of September 30, 2016, the Company had three capital leases, two equipment leases and one property lease.  At September 30, 2016, the portion of the liability expected to be expensed and amortized over the next 12 months is approximately $79,000.

Securities sold under agreements to repurchase totaled approximately $3.0 million and $4.0 million at September 30, 2016, and 2015, respectively.

An analysis of securities sold under agreements to repurchase follows:

September 30,	2016	2015
	(Dollars in Thousands)

Highest month-end balance	$3,468	$17,400
Average balance	2,179	10,883
Weighted average interest rate for the year	0.60%	0.52%
Weighted average interest rate at year end	0.61%	0.58%

The Company pledged securities with fair values of approximately $9.2 million at September 30, 2016, as collateral for securities sold under agreements to repurchase.  There were $20.6 million of securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2015.

Long Term Debt

September 30,	2016	2015
(Dollars in Thousands)
Long-term FHLB advances	$7,000	$7,000
Trust preferred securities	10,310	10,310
Subordinated debentures (net of issuance costs)	73,211	—
Long-term capital lease	1,939	2,143
Total	92,460	19,453

At September 30, 2016, the Company’s long-term advances from the FHLB totaled $7.0 million had carried a weighted-average rate of 6.98%. The weighted average rate of the Company's long-term advances was 6.98% at September 30, 2015.

The scheduled maturities of the Company's long-term debt are as follows for the years ending:

September 30,
(Dollars in Thousands)	Long-term FHLB advances	Trust preferred securities	Subordinated debentures	Long-term capital lease	Total
2017	$—	$—	$—	$—	$—
2018	—	—	—	61	61
2019	5,000	—	—	64	5,064
2020	2,000	—	—	72	2,072
2021	—	—	—	77	77
Thereafter	—	10,310	73,211	1,665	85,186
Total long-term debt	$7,000	$10,310	$73,211	$1,939	$92,460

Trust preferred securities are due to First Midwest Financial Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company.  The securities were issued in 2001 in conjunction with the Trust’s issuance of 10,000 shares of Trust Preferred Securities.  The securities bear the same interest rate and terms as the trust preferred securities.  The securities are included on the consolidated balance sheets as liabilities.

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of London Interbank Offered Rate (“LIBOR”) plus 3.75% (4.99% at September 30, 2016, and 4.28% at September 30, 2015), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the Trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

The Company completed the public offering of $75.0 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2016, the Company had $73.2 million in subordinated debentures, net of issuance costs of $1.8 million. Accumulated interest expense on the subordinated debentures was $0.5 million as of September 30, 2016.

As of September 30, 2016, the Company had three capital leases, two equipment leases and one property lease.  At September 30, 2016, the portion of the liability expected to be expensed and amortized beyond 12 months is $1.9 million.  The majority of the $1.9 million is related to the Urbandale, Iowa retail branch location.

NOTE 10.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (“ESOP”) for eligible employees who have 1000 hours of employment with the Bank, have worked one year at the Bank and who have attained age 21.  ESOP expense of $1,150,000, $994,000 and $703,000 was recorded for the years ended September 30, 2016, 2015 and 2014, respectively.  Contributions of $1,174,682, $992,038 and $850,406 were made to the ESOP during the years ended September 30, 2016, 2015 and 2014, respectively.

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

For the years ended September 30, 2016, 2015 and 2014, 19,381 shares, 23,750 shares and 24,125 shares with a fair value of $60.61, $41.77 and $35.25 per share, respectively, were released. For the years ended September 30, 2016, 2015 and 2014, allocated shares and total ESOP shares reflect 15,502 shares, 10,294 shares and 10,643 shares, respectively, withdrawn from the ESOP by participants who are no longer with the Company or by participants diversifying their holdings.  At September 30, 2016, 2015 and 2014, there were 2,710, 2,974 and 2,529 shares purchased, respectively, for dividend reinvestment.

Year-end ESOP shares are as follows:

At September 30,	2016	2015	2014
	(Dollars in Thousands)

Allocated shares	262,872	256,283	239,879
Unearned shares	—	—	—
Total ESOP shares	262,872	256,283	239,879
Fair value of unearned shares	$—	$—	$—

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the years ended September 30, 2016, 2015 and 2014 was $1.26 million, $1.1 million and $0.9 million, respectively.

NOTE 11.  SHARE-BASED COMPENSATION PLANS

The Company maintains the 2002 Omnibus Incentive Plan, as amended and restated, which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company.  Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2016, 2015 and 2014.

Year Ended September 30,	2016	2015	2014
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $192, $66 and $51, respectively	$559	$334	$120

As of September 30, 2016, stock-based compensation expense not yet recognized in income totaled $0.2 million, which is expected to be recognized over a weighted-average remaining period of 1.86 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Options are issued for 10-year periods with 100% vesting generally occurring either at grant date or over a four-year period.  No options were granted during the years ended September 30, 2016, 2015 and 2014.  The intrinsic value of options exercised during the years ended September 30, 2016, 2015 and 2014 were $1.5 million, $0.9 million and $1.4 million, respectively.

Shares are granted each year to executives and senior leadership members under the Company incentive plan. These shares vest at various times ranging from immediately to four years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date.  Director shares are issued to the Company’s directors, and these shares vest immediately.  The total fair value of director’s shares granted during the years ended September 30, 2016, 2015 and 2014 was $0.2 million, $0.1 million and $0.1 million, respectively.

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2016; however, previously awarded options were exercised under this plan during the year.

The following tables show the activity of options and nonvested (restricted) shares granted, exercised or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2016 and 2015.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2015	189,088	$25.74	3.16	$3,027
Granted	—	—	—	—
Exercised	(63,528)	25.77	—	1,510
Forfeited or expired	—	—	—	—
Options outstanding, September 30, 2016	125,560	$25.73	2.68	$4,379

Options exercisable end of year	125,560	$25.73	2.68	$4,379

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2014	235,766	$25.20	3.78	$2,507
Granted	—	—	—	—
Exercised	(46,678)	22.98	—	925
Forfeited or expired	—	—	—	—
Options outstanding, September 30, 2015	189,088	$25.74	3.16	$3,027

Options exercisable end of year	189,088	$25.74	3.16	$3,027

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2015	44,002	$40.80
Granted	8,154	42.49
Vested	(33,666)	40.93
Forfeited or expired	2,166	46.98
Nonvested shares outstanding, September 30, 2016	20,656	$41.37

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2014	4,000	$28.61
Granted	51,217	41.10
Vested	(11,215)	37.81
Forfeited or expired	—	—
Nonvested shares outstanding, September 30, 2015	44,002	$40.80

NOTE 12.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes consists of:

Years ended September 30,	2016	2015	2014
	(Dollars in Thousands)
Federal:
Current	$4,410	$4,217	$3,787
Deferred	(440)	(3,896)	(1,765)
	3,970	321	2,022

State:
Current	1,422	1,048	874
Deferred	210	(1)	10
	1,632	1,047	884

Income tax expense	$5,602	$1,368	$2,906

Total income tax expense differs from the statutory federal income tax rate as follows:

Years ended September 30,	2016	2015	2014
	(Dollars in Thousands)

Income tax expense at federal tax rate	$13,588	$6,798	$6,517
Increase (decrease) resulting from:
State income taxes net of federal benefit	933	692	575
Nontaxable buildup in cash surrender value	(580)	(711)	(399)
Incentive stock option expense	(66)	(37)	(187)
Tax exempt income	(8,257)	(5,230)	(3,594)
Nondeductible expenses	196	188	120
Other, net	(212)	(332)	(126)
Total income tax expense	$5,602	$1,368	$2,906

The components of the net deferred tax asset (liability) at September 30, 2016 and 2015 are:

September 30,	2016	2015
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$2,044	$2,286
Deferred compensation	1,345	1,040
Stock based compensation	165	235
Operational reserve	540	453
AMT Credit	5,563	4,490
Intangibles	393	573
Indirect tax benefits of unrecognized tax positions	216	384
Other assets	1,462	1,293
	11,728	10,754

Deferred tax liabilities:
FHLB stock dividend	(411)	(414)
Premises and equipment	(1,913)	(1,222)
Patents	(988)	(967)
Prepaid expenses	(668)	(633)
Net unrealized gains on securities available for sale	(12,348)	(521)
	(16,328)	(3,757)

Net deferred tax assets (liabilities)	$(4,600)	$6,997

As of September 30, 2016 and 2015, the Company had a gross deferred tax asset of $921,000 and $829,000, respectively, for separate company state cumulative net operating loss carryforwards, which was fully reserved for as the Company does not anticipate any state taxable income at the holding company level in future periods.

Finally, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2016, and 2015 with the exception of the state cumulative net operating loss carryforwards discussed above.

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987, totaling 6.7 million for the Bank.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2016 and 2015.  If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

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

The tax years ended September 30, 2013 and later remain subject to examination by the Internal Revenue Service.  For state purposes, the tax years ended September 30, 2013 and later remain open for examination, with few exceptions.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended September 30, 2016, and 2015 follows:

September 30,	2016	2015
	(Dollars in Thousands)
Balance at beginning of year	$974	$983
Additions for tax positions related to the current year	63	49
Additions for tax positions related to the prior years	—	4
Reductions for tax positions due to settlement with taxing authorities	(372)	(62)
Reductions for tax positions related to prior years	(140)	—
Balance at end of year	$525	$974

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $347,000 as of September 30, 2016.  The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits was $110,000 as of September 30, 2016.  The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

NOTE 13.  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

	Company (Actual)		Bank (Actual)		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2016

Tier 1 (core) capital (to adjusted total assets)	$263,555	8.35%	$324,142	10.35%	$10,542	4.00%	$13,178	5.00%
Common equity Tier 1 (to risk-weighted assets)	255,543	17.28	324,142	21.95	11,499	4.50	16,610	6.50
Tier 1 (core) capital (to risk-weighted assets)	263,555	17.82	324,142	21.95	15,813	6.00	21,084	8.00
Total qualifying capital (to risk-weighted assets)	342,589	23.17	329,965	22.35	27,407	8.00	34,259	10.00

September 30, 2015

Tangible capital (to tangible assets)	$224,426	9.36%	$213,220	8.89%	$8,977	4.00%	$11,221	5.00%
Tier 1 (core) capital (to adjusted total assets)	216,931	19.85	213,220	19.52	9,762	4.50	14,101	6.50
Tier 1 (core) capital (to risk-weighted assets)	224,426	20.54	213,220	19.52	13,466	6.00	17,954	8.00
Total risk based capital (to risk-weighted assets)	230,820	21.12	219,614	20.11	18,466	8.00	23,082	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

Standardized Approach (1) September 30, 2016
(Dollars in Thousands)

Total equity	$334,975
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	35,713
LESS: Certain other intangible assets	17,352
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	3,447
LESS: Net unrealized gains (losses) on available-for-sale securities	22,920
Common Equity Tier 1 (1)	255,543
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	2,298
Total Tier 1 capital	263,555
Allowance for loan losses	5,823
Subordinated debentures (net of issuance costs)	73,211
Total qualifying capital	342,589

(1)
The Basel III Capital Rules revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio.  Those changes became effective for the Company on January 1, 2015, and are being fully phased in through the end of 2021.  The capital ratios were determined using the Basel III Capital Rules that became effective on January 1, 2015.

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of Common Equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, our Company and Bank were expected to comply with the capital conservation buffer requirement, which increased the three risk-based capital ratios by 0.625% each year through 2019, at which point the Common Equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2016 and 2015, unfunded loan commitments approximated $182.9 million and $158.3 million, respectively, excluding undisbursed portions of loans in process.  Unfunded loan commitments at September 30, 2016 and 2015 were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are cancelled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at September 30, 2016. At September 30, 2015, the Company had two commitments to purchase securities available for sale totaling $7.9 million and three commitments to purchase securities held to maturity totaling $3.0 million.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. Management monitors several factors when estimating its allowance for uncollectible off-balance-sheet credit exposures, including, but not limited to, economic developments and historical loss rates.

Since certain commitments to make loans and to fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.  In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

Securities with fair values of approximately $5.8 million at September 30, 2016 and 2015 were pledged as collateral for public funds on deposit.  Securities with fair values of approximately $3.4 million and $14.8 million at September 30, 2016, and 2015, respectively, were pledged as collateral for individual, trust and estate deposits.

Legal Proceedings

The Company and the Bank were named as defendants, along with other defendants, in four class action litigations commenced in three different federal district courts between October 23, 2015 and November 5, 2015: (1) Fuentes, et al. v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08372-JPO); (2) Huff et al. v. UniRush, LLC et al. (E.D. Cal. Case No. 2:15-cv-02253-KJM-CMK); (3) Peterkin v. UniRush LLC, et al. (S.D.N.Y. Case No. 1:15-cv-08573-PAE); and (4) Jones v. UniRush, LLC et al. (E.D. Pa. Case No. 5:15-cv-05996-JLS). The same defendants, including the Company and the Bank, were also named as defendants in an additional class action litigation commenced in another federal district court on April 13, 2016: (5) Smith v. UniRush LLC, et al. (C.D. Cal. Case No. 2:16-cv-02533-SVW-E). The same defendants, including the Company and the Bank, were named as defendants in a lawsuit filed by an individual plaintiff in a Texas state court on June 24, 2016: (6) Jacobs v. UniRush LLC et al. (Harris County, Texas County Civ. Ct. Cause No. 1079432). The complaints in each of these six actions seek monetary damages for the alleged inability of customers of the prepaid card product RushCard to access the product for up to two weeks starting on or about October 12, 2015. In each case, the plaintiffs alleged claims for breach of contract, fraud, misrepresentation, negligence, unjust enrichment, conversion, and breach of fiduciary duty and violations of various state consumer protection statutes prohibiting unfair or deceptive acts or trade/business practices. In addition, the OCC and the CFPB are examining the events surrounding the allegations with respect to the Company and the other defendants, respectively. The OCC has broad supervisory powers with respect to the Bank and could seek to initiate supervisory action if it believes such action is warranted. A settlement was negotiated with class counsel in actions (1)-(4) under which neither the Company nor the Bank made any payment. Notice of the settlement was given to the approximately 425,000 class members, of which 70 opted out from the class, but not a single objection to the settlement was filed, either by any potential class member or any of the regulatory agencies who received notice of the settlement. At a September 12, 2016 hearing in the lead class action case, action (1), the Court granted final approval of the settlement, certified the Settlement Class and entered final judgment for actions (1)-(4). In the interim, action (5) was settled for a nominal amount, with no payment by the Company or the Bank, and the case was formally resolved with the filing of a dismissal notice on July 15, 2016. At this time, the petition in action (6) specifically alleges that the maximum damages, costs and attorneys’ fees that plaintiff seeks do not exceed $74,000.

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

The Bank commenced action against C&B Farms, LLC, Dakota River Farms, LLC, Dakota Grain Farms, LLC, Heather Swenson and Tracy Clement in early July, 2015, in the Third Judicial Circuit Court of the State of South Dakota, seeking to collect upon certain delinquent loans made in connection with the 2014 farming operations of the three identified limited liability companies and the personal guaranties of Swenson and Clement. The three companies and Clement answered the Complaint and asserted a counterclaim against the Bank and a third-party claim against the Bank’s loan officer, alleging fraud and misrepresentation, as well as promissory estoppel.   On January 7, 2016, the Bank obtained a judgment for $6.1 million, the full amount due and owing on the delinquent loans, together with attorneys’ fees, costs and post-judgment interest.  On February 25, 2016, the Court entered an order and judgment in favor of the Bank granting the Bank’s renewed motion for summary judgment as to counterclaims and third party claim. Tracy Clement, the primary guarantor of the C&B Farms, Dakota Grain Farms, and Dakota River Farms indebtedness has filed a Chapter 11 bankruptcy proceeding in Minnesota. The Bank is an unsecured creditor in the bankruptcy proceeding. The Bank still has the right to collect from the three limited liability company debtors (C&B, Dakota Grain, and Dakota River). However, the Bank believes each entity is now insolvent and the collateral recovered and liquidated to the extent possible. The Bank has also settled with the other personal guarantor, Heather Swenson. The Bank commenced action against Interstate Commodities, Inc., on February 1, 2016, in the United States District Court for the District of South Dakota, Central Division. This matter arises out of the Bank’s loans to C&B Farms, which were guaranteed by Tracy Clement. The case alleges that Interstate Commodities has breached the terms of a subordination agreement entered into between Interstate Commodities and the Bank relating to the 2015 crops of C&B Farms, LLC. In March, 2015, the Bank sent a letter to C&B Farms and Interstate Commodities agreeing that the Bank would subordinate its first position lien in the farm products of C&B Farms once the Bank’s 2015 input advances in an agreed upon sum had been paid in full. Interstate Commodities entered into various agreements with C&B Farms in which they agreed to purchase grain at a future date and provided purchase price advance financing to C&B Farms. Interstate Commodities also partially performed under the subordination agreement by paying or allowing certain sums to flow back to the Bank to pay on the agreed upon inputs. Interstate Commodities terminated the payments to the Bank before allowing full repayment of the 2015 inputs financed by the Bank before the subordination agreement was reached. This large, non-performing agricultural relationship was partially charged off during fiscal year 2016 and has no remaining loan balance.

The Bank was served on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by former prepaid program manager of the Bank, which was terminated by the Bank earlier this year. Card Limited alleges that after all of the programs have been wound down, there are two accounts with a positive balance to which they are entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $1,579,398. The Bank intends to vigorously defend this claim. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

Other than the matters set forth above, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party other than ordinary litigation routine to their respective businesses.

NOTE 15.  LEASE COMMITMENTS

The Company has leased property under various non-cancelable operating lease agreements which expire at various times through 2036, and require annual rentals ranging from $14,000 to $750,000 plus the payment of the property taxes, normal maintenance, and insurance on certain property. The Company also entered into capital lease agreements during fiscal year ended September 30, 2015, for building and equipment expiring at various times through 2035. Amortization expense for these capital leases was $0.1 million for the fiscal year ended September 30, 2016, and included in non-interest expense.

The following table shows the total minimum rental commitment for our operating and capital leases as of September 30, 2016.

	Year Ended September 30,
	(Dollars in Thousands)
	Operating Leases	Capital Leases
2017	$2,175	$201
2018	2,092	179
2019	2,103	179
2020	2,100	182
2021	1,949	182
Thereafter	19,396	2,422
Total Leases Commitments	$29,815	$3,345

Amounts representing interest		$1,327
Present value of net minimum lease payments		2,018

NOTE 16.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

In the Annual Report on Form 10-K for the year ended September 30, 2015, the Company reported its results of operations through three business segments: Meta Payment Systems, Retail Bank, and Other. Effective October 1, 2015, segments are now aligned with the new management operating structure implemented by the Company for the fiscal year 2016. The Company accordingly has changed its basis presentation for segments, and following such change, reports its results of operations through the following three business segments: Payments, Banking, and Corporate Services/Other. Certain shared services, including the investment portfolio, which was included in the former Retail Bank segment, is now included in Corporate Services/Other. AFS/IBEX and Refund Advantage were previously and are currently in the Banking and Payments segments, respectively. Prior periods have been reclassified to conform to the current period presentation.

In addition, certain management accounting methodologies, including the treatment of intersegment assets and liabilities, and related allocations, were refined. Prior periods have been reclassified to conform to the current period presentation for all segment reporting, are appropriately reported below.

	Payments	Banking	Corporate Services/Other	Total
Year Ended September 30, 2016
Interest income	$9,711	$38,321	$33,364	$81,396
Interest expense	181	1,331	2,579	4,091
Net interest income (expense)	9,530	36,990	30,785	77,305
Provision (recovery) for loan losses	971	3,634	—	4,605
Non-interest income	95,261	4,280	1,229	100,770
Non-interest expense	74,168	21,516	38,964	134,648
Income (loss) before income tax expense (benefit)	29,652	16,120	(6,950)	38,822

Total assets	41,357	929,243	3,035,819	4,006,419
Total goodwill	—	—	36,928	36,928
Total deposits	2,131,042	299,030	10	2,430,082

	Payments	Banking	Corporate Services/Other	Total
Year Ended September 30, 2015
Interest income	$7,261	$31,394	$22,952	$61,607
Interest expense	169	1,377	841	2,387
Net interest income (expense)	7,092	30,017	22,111	59,220
Provision (recovery) for loan losses	—	689	776	1,465
Non-interest income	54,417	3,358	399	58,174
Non-interest expense	47,458	17,900	31,148	96,506
Income (loss) before income tax expense (benefit)	14,051	14,786	(9,414)	19,423

Total assets	44,139	706,172	1,779,394	2,529,705
Total goodwill	—	—	36,928	36,928
Total deposits	1,424,304	233,235	(5)	1,657,534

	Payments	Banking	Corporate Services/Other	Total
Year Ended September 30, 2014
Interest income	$5,973	$21,549	$21,138	$48,660
Interest expense	125	1,396	877	2,398
Net interest income (expense)	5,848	20,153	20,261	46,262
Provision (recovery) for loan losses	—	1,150	—	1,150
Non-interest income	48,524	1,986	1,228	51,738
Non-interest expense	42,536	12,680	23,015	78,231
Income (loss) before income tax expense (benefit)	11,836	8,309	(1,526)	18,619

Total assets	38,451	493,538	1,522,042	2,054,031
Total deposits	1,099,548	266,993	—	1,366,541

NOTE 17.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2016	2015
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$15,716	$14,280
Investment in subsidiaries	403,574	267,623
Other assets	413	408
Total assets	$419,703	$282,311

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Long term debt	$83,521	$10,310
Other liabilities	1,207	666
Total liabilities	$84,728	$10,976

STOCKHOLDERS' EQUITY
Common stock	$85	$82
Additional paid-in capital	184,780	170,749
Retained earnings	127,190	98,359
Accumulated other comprehensive income (loss)	22,920	2,455
Treasury stock, at cost	—	(310)
Total stockholders' equity	$334,975	$271,335
Total liabilities and stockholders' equity	$419,703	$282,311

CONDENSED STATEMENTS OF OPERATIONS

Years Ended September 30,	2016	2015	2014
	(Dollars in Thousands)
Interest expense	$1,022	$418	$348
Other expense	382	269	770
Total expense	1,404	687	1,118

Gain (loss) before income taxes and equity in undistributed net income of subsidiaries	(1,404)	(687)	(1,118)

Income tax (benefit)	(519)	(324)	(422)

Gain (loss) before equity in undistributed net income of subsidiaries	(885)	(363)	(696)

Equity in undistributed net income of subsidiaries	34,105	18,418	16,409

Net income	$33,220	$18,055	$15,713

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2016	2015	2014
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,220	$18,055	$15,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and accretion, net	(22)	—	(310)
Equity in undistributed net income of subsidiaries	(34,105)	(18,418)	(16,409)
Change in other assets	(5)	(15)	246
Change in other liabilities	541	378	(332)
Net cash provided by (used in) operating activities	(371)	—	(1,092)

CASH FLOWS FROM INVESTING ACTIVITES
Capital contributions to subsidiaries	(81,000)	(67,600)	—
Net cash used in investing activities	(81,000)	(67,600)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(4,389)	(3,493)	(3,184)
Stock compensation	427	253	4
Proceeds from issuance of common stock	11,500	75,471	(51)
Proceeds from exercise of stock options	2,036	210	2,376
Proceeds from long term debt	75,000	—	—
Payment of debt issuance costs	(1,767)	—	—
Other, net	—	—	—
Net cash provided by (used in) financing activities	82,807	72,441	(855)

Net change in cash and cash equivalents	$1,436	$4,841	$(1,947)

CASH AND CASH EQUIVALENTS
Beginning of year	$14,280	$9,439	$11,386
End of year	$15,716	$14,280	$9,439

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.  For further discussion, see Note 13 herein.

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)
Fiscal Year 2016
Interest income	$18,275	$20,629	$20,763	$21,729
Interest expense	720	691	844	1,836
Net interest income	17,555	19,938	19,919	19,893
Provision (recovery) for loan losses	786	1,173	2,098	548
Net Income (loss)	4,058	14,283	8,873	6,006
Earnings (loss) per common and common equivalent share
Basic	$0.49	$1.69	$1.05	$0.71
Diluted	0.49	1.68	1.04	0.70
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2015
Interest income	$14,232	$15,758	$15,254	$16,363
Interest expense	661	473	593	660
Net interest income	13,571	15,285	14,661	15,703
Provision (recovery) for loan losses	48	593	700	124
Net Income (loss)	3,595	5,181	4,640	4,639
Earnings (loss) per common and common equivalent share
Basic	$0.58	$0.79	$0.67	$0.64
Diluted	0.58	0.78	0.66	0.64
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2014
Interest income	$11,162	$12,063	$12,566	$12,869
Interest expense	649	544	638	567
Net interest income	10,513	11,519	11,928	12,302
Provision (recovery) for loan losses	—	300	300	550
Net Income (loss)	4,002	4,144	4,204	3,363
Earnings (loss) per common and common equivalent share
Basic	$0.66	$0.68	$0.69	$0.54
Diluted	0.65	0.67	0.68	0.53
Dividend declared per share	0.13	0.13	0.13	0.13

NOTE 19.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

There were no transfers between levels of the fair value hierarchy for the years ended September 30, 2016 and 2015.

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  The Company’s Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at September 30, 2016, and 2015.

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

The following table summarizes the fair values of securities available for sale and held to maturity at September 30, 2016 and 2015.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At September 30, 2016
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$12,978	$—	$12,978	$—	$—	$—	$—	$—
Small business administration securities	80,719	—	80,719	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	20,937	—	20,937	—
Non-bank qualified obligations of states and political subdivisions	698,672	—	698,672	—	477,202	—	477,202	—
Asset-backed securities	116,815	—	116,815	—	—	—	—	—
Mortgage-backed securities	558,940	—	558,940	—	134,435	—	134,435	—
Total debt securities	1,468,124	—	1,468,124	—	632,574	—	632,574	—
Common equities and mutual funds	1,125	1,125	—	—	—	—	—	—
Total securities	$1,469,249	$1,125	$1,468,124	$—	$632,574	$—	$632,574	$—

	Fair Value At September 30, 2015
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$13,944	$—	$13,944	$—	$—	$—	$—	$—
Small business administration securities	56,056	—	56,056	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	19,413	—	19,413	—
Non-bank qualified obligations of states and political subdivisions	608,590	—	608,590	—	261,330	—	261,330	—
Mortgage-backed securities	576,583	—	576,583	—	66,104	—	66,104	—
Total debt securities	1,255,173	—	1,255,173	—	346,847	—	346,847	—
Common equities and mutual funds	914	914	—	—	—	—	—	—
Total securities	$1,256,087	$914	$1,255,173	$—	$346,847	$—	$346,847	$—

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

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of September 30, 2016 and 2015.

	Fair Value at September 30, 2016
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family real estate	$68	$—	$—	$68
Total Impaired Loans	68	—	—	68
Foreclosed Assets, net	76	—	—	76
Total	$144	$—	$—	$144

	Fair Value At September 30, 2015
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate loans	663	—	—	663
Agricultural operating loans	1,880	—	—	1,880
Total	2,543	—	—	2,543
Foreclosed Assets, net	—	—	—	—
Total	$2,543	$—	$—	$2,543

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2016	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input
Impaired Loans, net	$68	$2,543	Market approach	Appraised values (1)
Foreclosed Assets, net	76	—	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2016 and 2015, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2016 and 2015.

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$773,830	$773,830	$773,830	$—	$—

Securities available for sale	1,469,249	1,469,249	1,125	1,468,124	—
Securities held to maturity	619,853	632,574	—	632,574	—
Total securities	2,089,102	2,101,823	1,125	2,100,698	—

Loans receivable:
One to four family residential mortgage loans	162,298	163,886	—	—	163,886
Commercial and multi-family real estate loans	422,932	422,307	—	—	422,307
Agricultural real estate loans	63,612	63,868	—	—	63,868
Consumer loans	37,094	36,738	—	—	36,738
Commercial operating loans	31,271	31,108	—	—	31,108
Agricultural operating loans	37,083	36,897	—	—	36,897
Premium finance loans	171,604	172,000	—	—	172,000
Total loans receivable	925,894	926,803	—	—	926,803

Federal Home Loan Bank stock	47,512	47,512	—	47,512	—
Accrued interest receivable	17,199	17,199	17,199	—	—

Financial liabilities
Non-interest bearing demand deposits	2,167,522	2,167,522	2,167,522	—	—
Interest bearing demand deposits, savings, and money markets	136,568	136,568	136,568	—	—
Certificates of deposit	125,992	125,772	—	125,772	—
Total deposits	2,430,082	2,429,862	2,304,090	125,772	—

Advances from Federal Home Loan Bank	107,000	108,168	—	108,168	—
Federal funds purchased	992,000	992,000	992,000	—	—
Securities sold under agreements to repurchase	3,039	3,039	—	3,039	—
Capital leases	2,018	2,018	—	2,018	—
Trust preferred securities	10,310	10,437	—	10,437	—
Subordinated debentures	73,211	77,250	—	77,250	—
Accrued interest payable	875	875	875	—	—

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$27,658	$27,658	$27,658	$—	$—

Securities available for sale	1,256,087	1,256,087	914	1,255,173	—
Securities held to maturity	345,743	346,847	—	346,847	—
Total securities	1,601,830	1,602,934	914	1,602,020	—

Loans receivable:
One to four family residential mortgage loans	125,021	121,385	—	—	121,385
Commercial and multi-family real estate loans	310,199	314,372	—	—	314,372
Agricultural real estate loans	64,316	66,682	—	—	66,682
Consumer loans	33,527	33,504	—	—	33,504
Commercial operating loans	29,893	23,245	—	—	23,245
Agricultural operating loans	43,626	40,003	—	—	40,003
Premium finance loans	106,505	108,583	—	—	108,583
Total loans receivable	713,087	707,774	—	—	707,774

Federal Home Loan Bank stock	24,410	24,410	—	24,410	—
Accrued interest receivable	13,352	13,352	13,352	—	—

Financial liabilities
Non-interest bearing demand deposits	1,449,101	1,369,672	1,369,672	—	—
Interest bearing demand deposits, savings, and money markets	117,262	115,204	115,204	—	—
Certificates of deposit	91,171	91,304	—	91,304	—
Total deposits	1,657,534	1,576,180	1,484,876	91,304	—

Advances from Federal Home Loan Bank	7,000	8,630	—	8,630	—
Federal funds purchased	540,000	540,000	540,000	—	—
Securities sold under agreements to repurchase	4,007	4,007	—	4,007	—
Trust preferred securities	10,310	10,416	—	10,416	—
Accrued interest payable	272	272	272	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2016 and 2015.

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

LOANS RECEIVABLE, NET

The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at September 30, 2016 and 2015.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

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

NOTE 20.  GOODWILL AND INTANGIBLE ASSETS

The Company recorded a total of $36.9 million of goodwill during the fiscal year ended September 30, 2016. The recorded goodwill was due to two separate business combinations during fiscal 2015 – $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014, and $25.4 million in goodwill in connection with the purchase of substantially all of the assets and liabilities of Refund Advantage, on September 8, 2015.  The goodwill associated with these transactions are deductible for tax purposes.

As part of the each business combination, the Company also recognized the following amortizable intangible assets:

AFS/IBEX:

Intangible	Amount Upon Acquisition	Accumulated Amortization	Balance at September 30, 2016	Book Amortization Period (Years)	Method
Trademark	$540	$(66)	$474	15	Straight Line
Non-Compete	260	(159)	101	3	Straight Line
Customer Relationships	7,240	(2,296)	4,944	30	Accelerated
Other	173	(92)	81	Varied	Straight Line
Total	$8,213	$(2,613)	$5,600

Refund Advantage:

Intangible	Amount Upon Acquisition	Accumulated Amortization	Balance at September 30, 2016	Book Amortization Period (Years)	Method
Trademark	$4,950	$(275)	$4,675	15	Accelerated
Non-Compete	40	(14)	26	3	Straight Line
Customer Relationships	18,800	(3,154)	15,646	12 to 20	Accelerated
Other	329	(73)	256	Varied	Straight Line
Total	$24,119	$(3,516)	$20,603

Other:

Intangible	Amount Upon Acquisition	Accumulated Amortization	Balance at September 30, 2016	Book Amortization Period (Years)	Method
Other	$3,054	$(336)	$2,718	Varied	Straight Line
Total	$3,054	$(336)	$2,718

The changes in the carrying amount of the Company’s goodwill and intangible assets for the years ended September 30, 2016 and 2015 are as follows:

	September 30,
	2016	2015
	(Dollars in Thousands)
Goodwill
Beginning balance	$36,928	$—
Acquisitions during the period	—	36,928
Write-offs during the period	—	—
Ending balance	$36,928	$36,928

The Company completed an annual goodwill impairment test for the fiscal year ended September 30, 2016. Based on the results of the qualitative analysis, it was identified that it was more likely than not the fair value of the goodwill recorded exceeded the current carrying value. The Company concluded quantitative analysis was not required and no impairment existed.

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577
Acquisitions during the period	—	—	—	172	172
Amortization during the period	(290)	(100)	(4,221)	(217)	(4,828)
Write-offs during the period	—	—	—	—	—
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2014	$—	$—	$—	$2,588	$2,588
Acquisitions during the period	5,490	300	26,040	855	32,685
Amortization during the period	(51)	(73)	(1,229)	(282)	(1,635)
Write-offs during the period	—	—	—	(61)	(61)
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.

The anticipated future amortization of intangibles is as follows:

September 30,
(Dollars in Thousands)
2017	$4,128
2018	3,529
2019	3,013
2020	2,610
2021	2,271
Thereafter	13,370
Total anticipated intangible amortization	$28,921

NOTE 21.  SUBSEQUENT EVENTS

MetaBank entered into an agreement with H&R Block® on October 26, 2016 to provide funding for up to $1.45 billion and retain up to $750 million of interest-free refund advance loans for H&R Block® tax preparation customers throughout the 2017 tax season. H&R Block® is the world's largest tax services provider with approximately 12,000 company-owned and franchise retail locations.

On November 1, 2016, MetaBank, completed the acquisition of substantially all of the assets and certain liabilities of EPS from privately-held Drake Enterprises, Ltd. (“Drake”). The assets acquired by MetaBank in the EPS acquisition include the EPS trade name, operating platform, and other assets. EPS is a leading provider of comprehensive tax-related financial transaction solutions for over 10,000 EROs nationwide, offering a one-stop-shop for all tax preparer financial transactions. These solutions include a full-suite of refund settlement products, prepaid payroll card solutions and merchant services. The EPS management team and other employees have been hired by MetaBank and EPS operations will continue to be based out of Easton, PA. The purchase price for the acquisition of approximately $42.5 million included the payment of approximately $21.3 million in cash and the issuance of 369,179 shares of Meta Financial common stock to Drake. The cash portion of the purchase price was funded from the proceeds of the previously announced subordinated debt issuance.

On November 9, 2016, Meta Financial and MetaBank entered into an agreement with Specialty Consumer Services LP, (‘SCS”) to acquire substantially all of the assets, and assume specified liabilities, of SCS. In exchange, Meta Financial has agreed to pay SCS consideration of approximately $15 million, subject to adjustment. If certain performance targets are met after the closing of the transaction, SCS will be eligible to receive earnout payments consisting of up to an aggregate of $17.5 million in cash and up to an aggregate of 264,431 shares of Meta Financial’s common stock. The transaction is expected to close in the fourth calendar quarter of 2016.

On November 28, 2016, MetaBank and Jackson Hewitt finalized an agreement whereby MetaBank will be originating Express Refund Advances to Jackson Hewitt customers.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2016, of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings.  In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).”  Based on our assessment, our internal control over financial reporting was effective as of September 30, 2016.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, has been audited by KPMG LLP, the independent registered public accounting firm that also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP’s report on the Company’s internal control over financial reporting appears below.

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

We have audited Meta Financial Group, Inc.’s (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Meta Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016, and our report dated December 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
December 14, 2016

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors” and “Stockholder Proposals For The Year 2017 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2017 (the “2016 Proxy Statement”), a copy of which will be filed not later than 120 days after September 30, 2016, and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item is set forth under the caption “Executive Officers of the Company Who Are Not Directors” contained in Part I, Item 1 “Business” of this Annual Report on Form 10-K and is incorporated herein by reference.

Compliance with Section 16(a)

Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Frederick Moore, Becky Shulman and Kendall Stork, the audit committee financial experts serving on the audit committee for fiscal 2016, will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Information regarding the Company’s Code of Ethics will be included under the caption “Corporate Governance” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Item 11.        Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation of Directors” and “Executive Compensation” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)
Equity compensation plans approved by stockholders	125,560	$25.73	480,739
Equity compensation plans not approved by stockholders	—	$—	—

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.        Exhibits and Financial Statement Schedules

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Statements of Financial Condition as of September 30, 2016, and 2015.

3.	Consolidated Statements of Operations for the Years Ended September 30, 2016, 2015, and 2014.

4.	Consolidated Statements of Comprehensive Income for the Years ended September 30, 2016, 2015, and 2014.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2016, 2015, and 2014.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2016, 2015, and 2014.

7.	Notes to Consolidated Financial Statements.

(b)           Exhibits:

See Index to Exhibits.

(c)           Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: December 14, 2016	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date: December 14, 2016
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bradley C. Hanson	Date: December 14, 2016
Bradley C. Hanson, President and Director

By:	/s/ Douglas J. Hajek	Date: December 14, 2016
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: December 14, 2016
Elizabeth G. Hoople, Director

By:	/s/ Frederick V. Moore	Date: December 14, 2016
Frederick V. Moore, Director

By:	/s/ Rodney G. Muilenburg	Date: December 14, 2016
Rodney G. Muilenburg, Director

By:	/s/ Becky S. Shulman	Date: December 14, 2016
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: December 14, 2016
Kendall E. Stork, Director

By:	/s/ Glen W. Herrick	Date: December 14, 2016
Glen W. Herrick, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sonja A. Theisen	Date: December 14, 2016
Sonja A. Theisen, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of July 15, 2015, by and among Meta Financial Group, Inc., MetaBank, Fort Knox Financial Services Corporation, Tax Product Services LLC, Alan D. Lodge Family Trust, Michael E. Boone, Michael J. Boone, Cary Shields and Alan D. Lodge filed on July 16, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference. Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Commission.

2.2
Asset Purchase Agreement, dated as of October 1, 2016, by and among Meta Financial Group, Inc., MetaBank, Drake Enterprises, Ltd., and EPS Financial, LLC filed on November 3, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference. Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Commission.

2.3
Asset Purchase Agreement dated as of November 9, 2016, by and among Meta Financial Group, Inc., MetaBank, and Specialty Consumer Services LP filed on November 10, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference. Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Commission.

3.1
Registrant’s Certificate of Incorporation, as amended, filed on May 10, 2013 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-188535), is incorporated herein by reference.

3.2
Registrant’s Certificate of Amendment to the Certificate of Incorporation, as amended, filed on January 26, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

3.3
Registrant’s Amended and Restated By-laws, as amended, filed on December 14, 2015 as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, is incorporated herein by reference.

4.1
Registrant’s Specimen Stock Certificate, filed on June 26, 2016 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-212269), is incorporated herein by reference.

4.2
Sales Agency Agreement, dated December 17, 2014, among Meta Financial Group, Inc., MetaBank and Sandler O’Neill & Partners, L.P. filed on December 17, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.3
Indenture, dated as of August 15, 2016, by and between the Registrant and U.S. Bank National Association, as trustee, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.4
First Supplemental Indenture, dated as of August 15, 2016, by and between the Registrant and U.S. Bank National Association, as trustee, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.5
Form of Global Note of the Registrant representing the 5.75% Fixed-to-Floating Rate Subordinated Notes due August 15, 2026, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.1
Registrant’s 1995 Stock Option and Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, is incorporated herein by reference

*10.2
Employment Agreement between MetaBank and J. Tyler Haahr, dated as of October 1, 2016, filed on November 18, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.3
Employment Agreement between MetaBank and Bradley C. Hanson, dated as of October 1, 2016, filed on November 18, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.4
Employment Agreement between MetaBank and Glen W. Herrick, dated as of October 1, 2016, filed on December 6, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.5
Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.6
Registrant’s 2002 Omnibus Incentive Plan, as amended and restated effective November 24, 2014, filed on December 16, 2014 as Appendix A to the Registrant’s Schedule 14A (DEF 14A) Proxy Statement, is incorporated herein by reference.

10.7
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Consector Partners Master Fund, LP, dated as of June 25, 2015, filed on July 1, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.8
Registration Rights Agreement by and between Meta Financial Group, Inc. and Consector Partners Master Fund, LP, dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.9
Securities Purchase Agreement by and among Meta Financial Group, Inc. and Boathouse Row I, LP, Boathouse Row II, LP, Boathouse Row Offshore Ltd., and OC 532 Offshore Fund, Ltd., dated as of June 25, 2015, filed on July 1, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.1
Registration Rights Agreement by and among Meta Financial Group, Inc. and Boathouse Row I, LP, Boathouse Row II, LP, Boathouse Row Offshore Ltd., and OC 532 Offshore Fund, Ltd., dated as of September 8, 2015 filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.11
Securities Purchase Agreement by and among Meta Financial Group, Inc., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P., dated as of June 25, 2015, filed on July 1, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.12
Registration Rights Agreement by and among Meta Financial Group, Inc., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P., dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.13
Investor Rights Agreement by and among Meta Financial Group, Inc., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P., dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.14
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Hawk Ridge Master Fund LP, dated as of June 29, 2015, filed on July 1, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.15
Registration Rights Agreement by and between Meta Financial Group, Inc. and Hawk Ridge Master Fund LP, dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.16
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Fort George Investments, LLC, dated as of July 7, 2015, filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.17
Registration Rights Agreement by and between Meta Financial Group, Inc. and Fort George Investments, LLC, dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.18
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of July 7, 2015, filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.19
Registration Rights Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference

10.20
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Blackwell Partners LLC Series A, dated as of July 7, 2015, filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.21
Registration Rights Agreement by and between Meta Financial Group, Inc. and Blackwell Partners LLC Series A, dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.22
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners II Limited Partnership, dated as of July 7, 2015, filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.23
Registration Rights Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners II Limited Partnership, dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.24
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Silver Creek CS SAV, L.L.C., dated as of July 7, 2015, filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.25
Registration Rights Agreement by and between Meta Financial Group, Inc. and Silver Creek CS SAV, L.L.C., dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.26
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners Limited Partnership, dated as of July 7, 2015, filed on July 13, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.27
Registration Rights Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners Limited Partnership, dated as of September 8, 2015, filed on September 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.28
Securities Purchase Agreement by and among Meta Financial Group, Inc. and BEP IV LLC and BEP Investors LLC, dated as of September 23, 2015, filed on September 24, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.29
Registration Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

10.30
Investor Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

10.31
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of December 7, 2015, filed on December 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

10.32
Registration Rights Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

*10.33
Separation and General Release Agreement dated as of September 9, 2016, by and among the Company, MetaBank and Ira D. Frericks. filed on September 9, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.34
Separation and General Release Agreement dated as of September 30, 2016, by and among the Company, MetaBank and Troy Moore III, filed on September 30, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.35
Form of Restricted Stock Agreement under Meta Financial Group, Inc. 2002 Omnibus Incentive Plan filed on August 2, 2016 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

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

* Management Contract or Compensatory Plan or Agreement